Form 10QSB
period 1996-03-31
FORWARD INDUSTRIES INC
filed 1996-05-15
CIK 38264

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ___________________________

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED    March 31, 1996.
                                                -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________


                          Commission File Number 0-6669


                            FORWARD INDUSTRIES, INC.
- - --------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                New  York                                  13-1950672
          --------------------------                   -------------------
          (State or Other Jurisdiction of              (IRS Employer
          Incorporation or Organization)               Identification No.)

                    275 Hempstead Turnpike, West Hempstead, NY  11552
- - --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (516) 564-1100
- - --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


- - --------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


                          ----------------------------


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes      X      No            .
              -----------    -----------


     As of   May 7, 1996  ,   4,891,282   shares of the issuer's common stock
           ---------------  -------------
were outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes
                                                                     -----------
No      X
   -----------

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995



                                    CONTENTS


                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

       Consolidated Balance Sheets
         as of March 31, 1996 (Unaudited)
         and September 30, 1995                                            3 - 4

       Consolidated Statements of Operations
         (Unaudited) for the Six and Three Months
         Ended March 31, 1996 and 1995                                         5

       Consolidated Statements of Cash Flows
         (Unaudited) for the Six Months
         Ended March 31, 1996 and 1995                                     6 - 7

       Notes to Form 10-QSB (Unaudited)                                    8 - 9

Item 2.   Management's Discussion and Analysis
            or Plan of Operation                                         10 - 15


PART II.  OTHER INFORMATION                                                   16

ITEM 1.  FINANCIAL STATEMENTS


                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                    MARCH 31,     SEPTEMBER 30,
                                                                      1996             1995*
                                                                ---------------   -------------
                                                                   (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                      $    100,126     $   478,784
   Accounts receivable, less allowance for
    doubtful
     accounts of $50,000  and $31,000                                2,093,596       2,281,990
   Inventories                                                       1,895,911       2,189,023
   Prepaid expenses and other current assets                           362,338         275,574
   Notes and loans receivable - current portion                         69,996         225,795
   Notes and loans receivable - officers - current portion              63,821          70,027
   Deferred income taxes                                               256,000         413,000
                                                                  ------------      ----------

                  Total current assets                               4,841,788       5,934,193
                                                                  ------------      -----------

PROPERTY, PLANT AND EQUIPMENT - net                                    792,341         856,229
                                                                  ------------      -----------

OTHER ASSETS:
   Deferred income taxes                                             1,325,000         880,000
   Building held for sale or lease                                     178,697         194,697
   Note receivable - net of current portion                            221,272         331,971
   Notes and loans receivable - officers - net of
     current portion                                                   203,942         232,635
   Deferred offering costs                                             218,855              -
   Other assets                                                         75,990          69,810
                                                                  ------------      -----------

                                                                     2,223,756       1,709,113
                                                                  ------------      -----------

                                                                  $  7,857,885     $ 8,499,535
                                                                  ============     ============


*The balance sheet at September 30, 1995 is derived from the audited financial statements of that date.


    The accompanying notes are an integral part of the consolidated financial statements

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             MARCH 31,     SEPTEMBER 30,
                                                               1996             1995*
                                                         ---------------   -------------
                                                            (Unaudited)
CURRENT LIABILITIES:
   Acceptances and notes payable                           $  1,570,372     $  1,110,316
   Accounts payable                                           2,093,318        3,290,188
   Notes payable - other                                        200,000               -
   Current maturities of mortgage payable                        14,356           13,591
   Current maturities of long-term debt                         531,572          440,556
   Accrued expenses and other current liabilities               748,477          421,521
                                                           ------------     ------------

                  Total current liabilities                   5,158,095        5,276,172
                                                           ------------     ------------

LONG-TERM LIABILITIES:
   Mortgage payable, net of current maturities                1,115,668        1,125,157
   Long-term debt, net of current maturities                    179,945          282,369
   Notes payable - related parties                              106,250          500,000
   Other liabilities                                             58,750           80,500
                                                           ------------     ------------

                                                              1,460,613        1,988,026
                                                           ------------     ------------

                  Total liabilities                           6,618,708        7,264,198
                                                           ------------     ------------

STOCKHOLDERS' EQUITY:
   Common stock, authorized shares, par value $.01;
     issued 4,118,062 and 3,739,462 shares
     (including 329,780 held in treasury)                        41,180           37,394
   Paid-in capital                                            2,796,349        2,197,497
   Deficit                                                   (1,360,239)        (761,441)
                                                           ------------     ------------
                                                              1,477,290        1,473,450
   Less:  Cost of shares in treasury                            238,113          238,113
                                                           ------------     ------------

                  Total stockholders' equity                  1,239,177        1,235,337
                                                           ------------     ------------

                                                           $  7,857,885     $  8,499,535
                                                           ============     ============

*The balance sheet at September 30, 1995 is derived from the audited financial statements of that date.


    The accompanying notes are an integral part of the consolidated financial statements

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                        SIX                           THREE
                                                   MONTHS ENDED                   MONTHS ENDED
                                                     MARCH 31,                      MARCH 31,
                                            ------------------------      --------------------------
                                                 1996        1995              1996          1995
                                            -----------   ----------       -----------   -----------
NET SALES                                    $9,461,771   $7,228,384        $4,175,023    $2,911,966

COST OF GOODS SOLD                            7,804,869    5,675,937         3,431,681     2,392,040
                                             ----------   ----------        ----------    ----------

GROSS PROFIT                                  1,656,902    1,552,447           743,342       519,956
                                             ----------   ----------        ----------    ----------

OPERATING EXPENSES:
   Distribution and selling                   1,259,292      657,877           638,650       301,439
   General and administrative                 1,170,590      783,322           627,629       395,884
                                             ----------   ----------        ----------   ----------
                                              2,429,882    1,441,199         1,266,279       697,323
                                             ----------   ----------        ----------   ----------
INCOME (LOSS) FROM OPERATIONS                  (772,980)     111,248          (522,937)     (177,367)
                                             ----------   ----------        ----------   ----------

OTHER INCOME (DEDUCTIONS):
   Interest expense                            (120,465)     (57,559)          (52,907)      (22,509)
   Interest expense - related parties           (25,106)        -              (12,617)           -
   Interest income                               20,861       11,551            10,805         1,085
   Rental income - net                          (39,882)     (98,975)          (19,905)      (39,909)
   Other income - net                            50,774        3,897             1,357           856
                                             ----------   ----------        ----------    ----------
                                               (113,818)    (141,086)          (72,367)      (60,477)
                                             ----------   ----------        ----------    ----------

LOSS BEFORE PROVISION FOR INCOME
   TAX CREDITS                                 (886,798)     (29,838)         (595,304)     (237,844)

PROVISION FOR INCOME TAX CREDITS               (288,000)     (12,610)         (218,000)      (90,400)
                                             ----------   ----------        ----------    -----------

NET LOSS                                       (598,798)  $  (17,228)       $ (377,304)   $ (147,444)
                                             ==========   ==========        ==========    ===========


NET LOSS PER COMMON SHARE (Note D)                 (.17)  $     (.01)       $     (.11)   $     (.04)
                                             ===========  ==========        ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (Note D)                3,503,568    3,073,286         3,573,982     3,409,682
                                              =========    =========         =========     =========


DIVIDENDS                                          NONE         NONE              NONE          NONE
                                                   ====         ====              ====          ====





    The accompanying notes are an integral part of the consolidated financial statements

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                MARCH 31,
                                                                      -------------    -----------
                                                                           1996            1995
                                                                      -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                              $ (598,798)    $  (17,228)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Accrued interest receivable                                           (6,500)        (6,900)
     Depreciation and amortization                                        116,800        148,791
     Deferred taxes                                                      (288,000)       (21,000)
     Non-cash compensation                                                 44,438         34,708
     Changes in assets and liabilities:
       Accounts receivable                                                188,394      1,009,099
       Inventories                                                        293,112        (82,951)
       Prepaid expenses and other current assets                          (86,764)      (233,165)
       Other assets                                                        (6,180)            -
       Accounts payable                                                (1,196,870)      (308,326)
       Accrued expenses and other current liabilities                     326,956       (107,586)
       Other liabilities                                                  (21,750)            -
       Discontinued operations - net                                           -        (351,080)
                                                                     ------------     ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (1,235,162)        64,362
                                                                     ------------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from notes and loans receivable                                 266,498             -
 Collections from officers                                                 41,399             -
 Purchases of property, plant and equipment                               (36,912)       (22,163)
 Loans to officers                                                             -         (20,128)
 Discontinued operations - net                                                 -          22,380
                                                                     ------------     ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       270,985        (19,911)
                                                                       ------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (repayments of) short-term borrowings                      660,056       (239,112)
 Proceeds from long-term notes                                            250,000             -
 Payments of long-term notes                                             (261,408)      (148,707)
 Payments of mortgage                                                      (8,724)        (5,924)
 Proceeds from notes payable - related parties                            164,200             -
 Repayments of notes payable - related parties                               (750)            -
 Deferred offering costs                                                 (218,855)            -
 Capital contribution                                                        -           200,000
 Proceeds from issuance of stock                                            1,000        788,510
 Discontinued operations - net                                               -          (588,320)
                                                                     ------------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 585,519          6,447
                                                                       ------------   ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (378,658)        50,898

CASH AND CASH EQUIVALENTS - beginning                                     478,784         45,167
                                                                     ------------     ----------

CASH AND CASH EQUIVALENTS - ending (includes cash of
 discontinued operations of $-0- and $32,829, respectively)          $    100,126     $   96,065
                                                                     ============     ==========



    The accompanying notes are an integral part of the consolidated financial statements






                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)








                                                         SIX MONTHS ENDED
                                                             MARCH 31,
                                                         -----------------
                                                           1996     1995
                                                         -------- --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
   Interest                                              $204,311 $123,095
   Income taxes                                                -     8,104



SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Warrants issued for services rendered                  $44,438  $34,708
                                                          =======  =======

   Conversion of debt into equity                        $557,200  $   -
                                                         ========  =======



























    The accompanying notes are an integral part of the consolidated financial statements



                     FORWARD INDUSTRIES, INC AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)



NOTE A

  The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at September 30, 1995, included in its Form
  10-KSB, as amended. Such statements should be read in conjunction with the data herein.

NOTE B

  The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE C

  Inventories are summarized as follows:

                                                 MARCH 31,      SEPTEMBER 30,
                                                   1996              1995
                                               ------------     -------------
                                                (UNAUDITED)
                                                    (A)

           Finished goods                        $  499,129     $   904,803
           Work-in-process                          549,020         403,150
           Raw materials and supplies               847,762         881,070
                                               ------------    ------------
                                                 $1,895,911     $ 2,189,023
                                               ============    ============

  (a) The March 31, 1996 inventories were determined based on physical count on that date. This amount represented a decrease from the Company's perpetual record and an increase in cost of goods sold of approximately
      $33,000. At September 30, 1995, a $183,000 increase to the perpetual record and decrease in cost of goods sold resulted from the physical count.

 NOTE D

   Earnings (loss) per share are based on the weighted average number of shares outstanding during each period presented. Common stock equivalents have not been included for the six and three months ended March 31, 1996 and 1995 as their effect would be anti-dilutive.




                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


NOTE E

  On December 27, 1995, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. All share data and per share amounts have been adjusted to reflect the stock split on a retroactive basis.


NOTE F

  The Company filed a registration statement on Form SB-2 under the Securities
  Act of 1933, as amended, for the purpose of registering 2,000,000 shares of its $.01 par value common stock to be offered to the holders of its Class A and Class B warrants and 900,000 shares to be offered by consultants to the Company upon exercise of other warrants held by them. The registration became effective in March 1996. In April 1996, certain warrants were exercised to purchase 999,000 shares of common stock for $1,441,050. Deferred offering costs totaling $218,855 will be offset against paid-in capital.


NOTE G

  On February 12, 1996, a stockholder converted debt in the amount of $557,200 into 278,600 shares of common stock.


NOTE H

  On February 12, 1996, the Board of Directors adopted, subject to shareholder approval, the 1996 Stock Option Plan which authorizes the issuance of up to 1,400,000 shares of common stock. On such date the board granted incentive stock options to various employees to acquire an aggregate of 1,235,000 shares at an option price of $5.25 per share of which 600,000 (issued to the Company's Chairman and Executive Vice President) are at 110% of the option price.


NOTE I

  On March 30, 1996, the Company renegotiated the terms of its line of credit with its bank. The line was scheduled to mature on March 30, 1996 but was extended to August 15, 1996. Other terms include provisions for certain financial covenants, including maintaining certain financial ratios. The
  Company was not in compliance with its financial covenants at March 31, 1996. The bank has waived compliance with such covenants through August 15, 1996.


Item 2.   Management's Discussion and Analysis

Six Months Ended March 31, 1996 (the "1996 Period") Compared with Six Months
- - ----------------------------------------------------------------------------
ended March 31, 1995 (the "1995 Period").
- - ----------------------------------------

          The loss in the 1996 Period increased to ($598,798) from ($17,228) in 1995 Period. Loss per share increased from a loss of ($.01) in the 1995 Period to a loss of ($.17) in the 1996 Period.

          Revenues.  Net sales increased $2,233,387 (30.9%) to $9,461,771 in the
          --------
1996 Period, from $7,228,384 in the 1995 Period, of which $1,918,659 of such increase was attributed to increases in sales of carrying cases and the balance was attributed to increases in sales of advertising specialties.  The Company's
Terrapin(TM) line, which was introduced in April 1995, accounted for $298,064
(approximately 16%) of the increase in sales of carrying cases.

          Operating Income.  Consolidated income (loss) from operations before
          ----------------
other income declined to a loss of ($772,980) in the 1996 Period from income of
$111,248 in the 1995 Period.

          Although net sales increased substantially in the 1996 Period, costs of reworking products to customer specifications, and large increases in seasonal labor (including substantial overtime, primarily for advertising specialties in the first three months of the fiscal year) adversely affected gross profit. In addition, because of delivery problems from the Far East, an item normally produced overseas for a major customer was manufactured in South
Bend at a substantially higher cost. These reasons combined to adversely affect the gross profit percentage, which decreased from 21.5% in the 1995 Period to 17.5% in the 1996 Period.

          Distribution expenses increased $25,924 (92.2%) from $28,132 in the 1995 Period to $54,056 in the 1996 Period, primarily as a result of increases in shipping expenses.

          Selling expenses increased $575,491 (91.4%) from $629,745 in the 1995
Period to $1,205,236 in the 1996 Period. In the 1996 Period, the ratio of selling expenses to net sales was 12.7%, while such ratio was 8.7% in the 1995
Period. The increase in selling expenses in the 1996 Period was primarily the result of an increase of $223,265 in sales salaries and commissions due to the increased level of sales and to the employment of additional sales staff for the Terrapin(TM) line and an additional sales person in Europe, increased advertising expenditures of $228,725 primarily directed toward the launching of the Terrapin(TM) line, $40,961 in additional rent for a new sales office opened after the 1995 Period and a $75,213 increase in travel expenses primarily relating to Terrapin(TM) and to European sales efforts.


























          General and administrative expenses increased by $387,268 (49.4%) to $1,170,590 from $783,322 in the 1995 Period, which increase consisted primarily of increases in professional fees, costs attendant to the opening of substantial letters of credit required for the increased overseas production of carrying cases, and increases in managerial compensation including associated taxes and fringe benefits.

          Other Income (Deductions) and Taxes.  Total interest expenses
          -----------------------------------
increased by approximately $88,000 (153%) to $145,571 in the 1996 Period from
$57,559 in the 1995 Period due to significantly higher borrowing levels.

          The Company's rental building in Brooklyn, New York, was unoccupied during the 1995 Period and partially leased during the 1996 Period. Rental income - net was reduced from a loss of ($98,975) in the 1995 Period to a loss of ($39,882) in the 1996 Period as a result of rental income received and the reduction in certain costs defrayed by the tenant during the 1996 Period.

          The increase in other income - net of approximately $46,000 in the 1996 Period from the 1995 Period was primarily a result of proceeds from disposition of unutilized fully depreciated machinery and equipment.

          The effective tax credit rate in the 1996 Period was 32% compared to a provision for income taxes of 42% in the 1995 Period. The differential occurred primarily due to the balance sheet approach used to calculate deferred income taxes.

Three Months Ended March 31, 1996 (the "1996 Quarter") as Compared with Three
- - -----------------------------------------------------------------------------
Months ended March 31, 1995 (the "1995 Quarter").
- - ------------------------------------------------

          The loss in the 1996 Quarter increased to ($377,304) from a loss of ($147,444) in the 1995 Quarter. Loss per share increased from a loss of less than ($.04) in the 1995 Quarter to a loss of ($.11) in the 1996 Quarter.

          Revenues.  Net sales increased $1,263,027 (43.4%) to $4,175,023 in the
          --------
1996 Quarter, from $2,911,966 in the 1995 Quarter, of which $1,167,320 of such increase was attributed to increases in sales of carrying cases and the balance was attributed to increases in sales of advertising specialties.  The Company's
Terrapin(TM) line accounted for $145,831 (approximately 12%) of the increase in sales of carrying cases.

          Operating Income.  The consolidated loss from operations before other
          ----------------
income increased to a loss of ($522,937) in the 1996 Quarter from a loss of
($177,367) in the 1995 Quarter.

          The cost of goods sold increased proportionally to the increase in net sales in the 1996 Quarter. The gross profit percentage for the 1996 Quarter remained approximately the same as for the 1995 Quarter (17.8%).























          Distribution expenses increased $7,286 (62.4%) from $11,676 in the 1995 Quarter to $18,962 in the 1996 Quarter, primarily as a result of increases in shipping expenses.

          Selling expenses increased $329,925 (113.9%) from $289,763 in the 1995
Quarter to $619,688 in the 1996 Quarter. In the 1996 Quarter, the ratio of selling expenses to net sales was 14.8%, while such ratio was 10.0% in the 1995
Quarter. The increase in selling expenses in the 1996 Quarter was a result of an increase of $96,356 in sales salaries and commissions due to the increased level of sales and to the employment of additional sales staff for the Terrapin(TM) line and an additional sales person in Europe, increased advertising expenditures of $149,174 primarily directed toward the launching of the Terrapin(TM) line, $19,915 in additional rent for a new sales office opened after the 1995 Quarter and a $57,688 increase in travel expenses primarily relating to Terrapin(TM) and to European sales efforts.

          General and administrative expenses increased by $231,745 (58.5%) in the 1996 Quarter to $627,629 from $395,884 in the 1995 Quarter, which consisted primarily of increases in professional fees, employment fees and costs attendant to the opening of substantial letters of credit required for the increased overseas production of carrying cases.

          Other Income (Deductions) and Taxes.  Total interest expenses
          -----------------------------------
increased by approximately $43,000 (191.1%) to $65,524 in the 1996 Quarter from
$22,509 in the 1995 Quarter due to significantly higher borrowing levels.

          The Company's rental building in Brooklyn, New York, was unoccupied during the 1995 Quarter and partially leased during the 1996 Quarter. Rental income - net was reduced from a loss of ($39,909) in the 1995 Quarter to a loss of ($19,005) in the 1996 Period as a result of rental income received and the reduction in certain costs defrayed by the tenant during the 1996 Quarter.

          The increase in other income - net of approximately $46,000 in the 1996 Quarter from the 1995 Quarter was primarily as a result of proceeds from disposition of unutilized fully depreciated machinery and equipment.

          The effective tax credit rate in the 1996 Quarter was 37% compared to a provision for income taxes of 38% in the 1995 Quarter. The differential occurred primarily due to the balance sheet approach used to calculate deferred income taxes.

Liquidity and Capital Resources.
- - -------------------------------

          In the 1996 Period, approximately $1,235,000 of cash was consumed by operating activities. In addition to the net loss in the 1996 Period, the reduction of accounts payable (net of decreases in accounts receivable) and increases in other current liabilities resulted in significant cash utilization. The reduction in inventory of approximately $293,000 in the 1996 Period, resulting partially from the shipment of orders which had been completed but not delivered at the beginning of the 1996 Period, offset a portion of the decrease in cash in the 1996 Period.

          Investing activities in the 1996 Period provided cash of approximately
$271,000. The Company collected $266,000 of notes receivable which arose from the sale of its discontinued operations in 1994. The Company also collected approximately $41,400 of loans made to its officers. In the 1996 Period, the Company purchased approximately $37,000 of property, plant and equipment.

          Financing activities in the 1996 Period provided cash of approximately
$586,000. This consisted primarily of the following: net additional borrowings for letter of credit financing of approximately $460,000, an additional convertible loan from a related party of $157,200 and loans from three individuals aggregating $450,000. The Company also incurred approximately
$219,000 of deferred offering costs relating to the registration for the public offering of shares of the Company's Common Stock to the holders of warrants previously issued by the Company.

          The Company has experienced over $2.1 million of losses in the two fiscal years ended September 30, 1995, stemming primarily from the discontinuance of certain operations. Although the Company had income from continuing operations of approximately $331,000 in the fiscal year ended
September 30, 1994, it sustained losses from continuing operations of approximately $277,500 in the fiscal year ended September 30, 1995 and additional losses of approximately $600,000 in the 1996 Period. The Company believes that its operations will return to profitability during the current fiscal year. At September 30, 1995, the Company had working capital of approximately $658,000 which decreased to a deficit of approximately ($316,000) at March 31, 1996.

          As previously mentioned, in the 1996 Period, the Company obtained additional loans totalling $157,200 from a related party. On February 12, 1996, such related party converted a total of $557,200 of loans previously made to the Company into 278,600 shares of the Company's Common Stock in accordance with the applicable loan instruments.

          On February 14, 1996, the Company obtained a thirteen month loan of $250,000 bearing interest at 10% per annum. The loan is convertible, under certain conditions and at the option of the lender, into shares of the Company's
Common Stock at a conversion rate of $1.00 per share. In February 1996, the Company also obtained short-term loans of $100,000 each from two individuals.
Such loans, with interest at 10% per annum, were repaid in April and May 1996.

          The Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission for the registration of 2,900,000 shares of its






















Common Stock issuable upon exercise of certain outstanding warrants was declared effective by the Commission on March 25, 1996. Such warrants are exercisable for 1,000,000 shares of Common Stock at $1.75 per share, 1,000,000 shares at $2.50 per share, 200,000 shares at $1.00 per share and 700,000 shares at $.01 per share. In April 1996, certain of such warrants were exercised and the Company issued 999,000 shares for a total of $1,441,050. Such funds are being used for working capital purposes. The Company's Common Stock is traded on the Nasdaq SmallCap Market and, during the five days immediately preceding May 8, 1996, was trading in the range of approximately $5.75 per share. If the Common
Stock continues to trade in such range, the Company anticipates that holders of its outstanding warrants will continue to exercise such warrants and the Company will receive cash proceeds therefrom; however, such exercise would occur only if the Common Stock continues to trade at a substantial premium over the exercise price of the warrants, of which there can be no assurance.

          In March 1996, the Company renegotiated the terms of its line of credit with its bank. The line originally was scheduled to mature on March 30, 1996 and has been extended to August 15, 1996. In connection with such extension, the rate of interest on outstanding borrowings was increased from 1% to 1-1/2% over prime. The line of credit contains certain financial covenants, including maintaining certain financial ratios. At March 31, 1996, the Company was not maintaining such ratios and the Bank has waived compliance through August 15, 1996. The Company also is seeking financing from other institutional lenders to replace its existing bank line of credit, but has not received any commitments in this regard and there can be no assurance that any commitments will be forthcoming or will be on terms which will not be unduly burdensome to the Company.

Deferred Income Taxes.
- - ---------------------

          The Company's balance sheet at March 31, 1996 has characterized
$1,581,000 of deferred income taxes as an asset. Such characterization is a result of the Company's belief that its income from continuing operations will be sufficient to enable it to realize $256,000 of deferred income tax assets in the next four fiscal quarters and an additional $1,325,000 of deferred income taxes thereafter. Although the first two quarters of the current fiscal year were not profitable, management anticipates that its efforts to eliminate unprofitable products and unnecessary expenses, coupled with anticipated sales growth, should permit the Company to return to profitable operations during the current fiscal year. There can be no assurance that the Company's operations will be sufficient to realize the benefit of its deferred tax assets or that the Company will, in fact, achieve profitable operations. At September 30, 1995, the Company believed that it would obtain profitable operations during the current fiscal year sufficient to enable it to realize $413,000 of deferred tax assets. However, based upon results of operations in the 1996 Period and anticipated results for the balance of the fiscal year, the Company's current belief is that it will realize only $256,000 of deferred tax assets in the next four fiscal quarters.























          The Company's belief that its deferred assets will be realized is based upon a number of factors. The Company has been in business for over 35 years. Although the Company sustained a loss from continuing operations during the fiscal year ended September 30, 1995, pre-tax income from continuing operations was $473,000 in the fiscal year ended September 30, 1994 and $337,000 in the fiscal year ended September 30, 1993. The loss in the fiscal year ended
September 30, 1995 was primarily a result of discontinued operations, expenses incurred in the launch of the Company's new Terrapin(TM) line of computer carrying cases and overseas quality control problems, which quality control problems have been largely resolved. Notwithstanding the loss incurred in the fiscal year ended September 30, 1995 on lower gross revenues, the Company's gross profit margin improved. The Company's continuing operations are comprised primarily of the manufacture and sale of custom soft-sided carrying cases and bags, which segment has had a history of successful introduction of new products, and the Company believes that its new Terrapin(TM) line will be successful. Although the Company will require additional financial resources to permit it to carry out its business plans, it has no reason to believe that such resources will not be available through the sale of its securities and bank and other institutional lines of credit.

          To the extent that the Company's operations are not profitable, the Company would not be able to realize the benefit of its deferred tax assets.
Without such deferred tax assets, at March 31, 1996, the Company's stockholders' equity at such date of $1,239,177 would have been reduced by $1,581,000 to a stockholder's deficit of ($341,823) and the Company's working capital deficit at March 31, 1996 would have been increased from ($316,307) to ($572,307).












































                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)   Exhibits filed with this Report are described in the Exhibit
Index on the following page.

          (b) The Company did not file any Current Report on Form 8-K during the quarter ended March 31, 1996.





























































                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FORWARD INDUSTRIES, INC.
                                   (Registrant)



Date:  May 14, 1996           By:     s/ Theodore H. Schiffman
                                 -----------------------------------------------
                                        Theodore  H. Schiffman
                                        Chairman and Chief
                                          Executive Officer



Date:  May 14, 1996           By:     s/ Ray S. Winey
                                 -----------------------------------------------
                                        Ray S. Winey
                                        Vice President-Finance
                                        (Principal Financial and
                                        Accounting Officer)













































                                  EXHIBIT INDEX


                                                                      Page
                                                                      ----
 1.(a)   Revolving Promissory Note of the Company and
         Koszegi Industries, Inc. (the Company's
         wholly-owned subsidiary) dated March 30, 1996
         to 1st Source Bank in principal amount of
                                                                     -----
         $750,000, maturing August 15, 1996

   (b)   Revolving Promissory Note of the Company and
         Koszegi Industries, Inc. dated March 30, 1996
         to 1st Source Bank in principal amount of
                                                                     -----
         $350,000, maturing August 15, 1996

   (c)   General Loan Agreement between the Company
         and Koszegi Industries, Inc., as Borrowers,
                                                                     -----
         and 1st Source Bank dated March 30, 1996
   (d)   Security Agreement dated March 30, 1996
         between the Company and 1st Source Bank
                                                                     -----

   (e)   Limited Guaranty of Payment by Theodore H.
         Schiffman to 1st Source Bank dated March 30,
         1996
                                                                     -----

 27.     Financial Data Schedule for six months ended
         March 31, 1996
                                                                     -----













































