Form 10QSB
period 1996-06-30
FORWARD INDUSTRIES INC
filed 1996-08-14
CIK 38264

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1996.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________


                          Commission File Number 0-6669


                            FORWARD INDUSTRIES, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          New  York                                               13-1950672
- -------------------------------                              ------------------
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

                275 Hempstead Turnpike, West Hempstead, NY 11552
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 564-1100
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


                               ------------------


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.


     As of August 1, 1996, 5,617,282 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995



                                    CONTENTS


                                                                       PAGE
                                                                       ----

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets
               as of June 30, 1996 (Unaudited)
               and September 30, 1995                                 3 - 4

             Consolidated Statements of Operations
               for the Nine and Three Months Ended
               June 30, 1996 and 1995 (Unaudited)                         5

             Consolidated Statements of Cash Flows
               for the Nine Months Ended
               June 30, 1996 and 1995 (Unaudited)                    6 -  7

             Notes to Form 10-QSB (Unaudited)                        8 - 10

Item 2.      Management's Discussion and Analysis
             or Plan of Operation                                   11 - 17


PART II.     OTHER INFORMATION                                           18

ITEM 1. Financial Statements



                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                               JUNE 30,          SEPTEMBER 30,
                                                                                 1996                1995*
                                                                             ------------        ------------
                                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $    798,244        $    478,784
   Accounts receivable, less allowance for doubtful
     accounts of $50,000  and $31,000                                           1,663,603           2,281,990
   Inventories                                                                  2,563,499           2,189,023
   Prepaid expenses and other current assets                                      481,767             275,574
   Notes and loans receivable - current portion                                    69,996             225,795
   Notes and loans receivable - officers - current portion                         25,442              70,027
   Deferred income taxes                                                          293,000             413,000
                                                                             ------------        ------------

                  Total current assets                                          5,895,551           5,934,193
                                                                             ------------        ------------


PROPERTY, PLANT AND EQUIPMENT - net                                               746,513             856,229
                                                                             ------------        ------------


OTHER ASSETS:
   Deferred income taxes                                                        1,494,000             880,000
   Building held for sale or lease                                                170,697             194,697
   Note receivable - net of current portion                                       203,773             331,971
   Notes and loans receivable - officers - net of
     current portion                                                              243,630             232,635
   Other assets                                                                    75,990              69,810
                                                                             ------------        ------------

                                                                                2,188,090           1,709,113
                                                                             ------------        ------------

                                                                             $  8,830,154        $  8,499,535
                                                                             ============        ============


* The balance sheet at September 30, 1995 is derived from the audited financial statements of that date.



                 The accompanying notes are an integral part of
                     the consolidated financial statements

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               JUNE 30,         SEPTEMBER 30,
                                                                                 1996                1995*
                                                                             ------------        ------------
                                                                              (Unaudited)
CURRENT LIABILITIES:
   Acceptances and notes payable                                             $  1,463,645        $  1,110,316
   Accounts payable                                                             1,695,734           3,290,188
   Current maturities of mortgage payable                                          14,754              13,591
   Current maturities of long-term debt                                           493,713             440,556
   Accrued expenses and other current liabilities                                 323,053             421,521
                                                                             ------------        ------------

                  Total current liabilities                                     3,990,899           5,276,172
                                                                             ------------        ------------

LONG-TERM LIABILITIES:
   Mortgage payable, net of current maturities                                  1,111,827           1,125,157
   Long-term debt, net of current maturities                                      131,472             282,369
   Notes payable - related parties                                                106,250             500,000
   Other liabilities                                                               44,500              80,500
                                                                             ------------        ------------

                                                                                1,394,049           1,988,026
                                                                             ------------        ------------

                  Total liabilities                                             5,384,948           7,264,198
                                                                             ------------        ------------

STOCKHOLDERS' EQUITY:
   Common stock, authorized shares, par value $.01;
     issued 5,668,062 and 3,739,462 shares
     (including 329,780 held in treasury)                                          56,680              37,394
   Paid-in capital                                                              5,230,628           2,197,497
   Deficit                                                                     (1,603,989)           (761,441)
                                                                             ------------        ------------
                                                                                3,683,319           1,473,450
   Less:  Cost of shares in treasury                                              238,113             238,113
                                                                             ------------        ------------

                  Total stockholders' equity                                    3,445,206           1,235,337
                                                                             ------------        ------------

                                                                             $  8,830,154        $  8,499,535
                                                                             ============        ============

* The balance sheet at September 30, 1995 is derived from the audited financial statements of that date.



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               NINE                               THREE
                                                                           MONTHS ENDED                       MONTHS ENDED
                                                                             JUNE 30,                           JUNE 30,
                                                                  -----------------------------        ---------------------------
                                                                       1996           1995                 1996           1995
                                                                  --------------  -------------        ------------   ------------
NET SALES                                                         $   13,342,959  $  11,053,473        $  3,881,188   $  3,825,089

COST OF GOODS SOLD                                                    10,913,605      8,661,082           3,108,736      2,985,145
                                                                  --------------  -------------        ------------   ------------

GROSS PROFIT                                                           2,429,354      2,392,391             772,452        839,944
                                                                  --------------  -------------        ------------   ------------

OPERATING EXPENSES:
   Distribution and selling                                            1,851,061      1,065,677             591,769        407,800
   General and administrative                                          1,681,719      1,143,176             511,129        359,854
                                                                  --------------  -------------        ------------   ------------
                                                                       3,532,780      2,208,853           1,102,898        767,654
                                                                  --------------  -------------        ------------   ------------
INCOME (LOSS) FROM OPERATIONS                                         (1,103,426)       183,538            (330,446)        72,290
                                                                  --------------  -------------        ------------   ------------

OTHER INCOME (DEDUCTIONS):
   Interest expense                                                     (174,090)       (84,988)            (53,378)       (27,429)
   Interest expense - related parties                                    (33,469)          --                (8,610)          --
   Interest income                                                        26,492         11,921               5,631            370
   Rental income - net                                                   (94,449)      (136,948)            (54,567)       (37,973)
   Other income - net                                                     42,394          5,343              (8,380)         1,446
                                                                  --------------  -------------        ------------   ------------
                                                                        (233,122)      (204,672)           (119,304)       (63,586)
                                                                  --------------  -------------        ------------   ------------

INCOME (LOSS) BEFORE PROVISION (CREDIT)
   FOR INCOME TAXES                                                   (1,336,548)       (21,134)           (449,750)         8,704

PROVISION (CREDIT) FOR INCOME TAXES                                     (494,000)        (6,640)           (206,000)         5,970
                                                                  --------------  -------------        ------------   ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                (842,548)       (14,494)           (243,750)         2,734

DISCONTINUED OPERATIONS:
   Estimated loss on disposal of divisions
     (net of income tax benefit of $-0-, $53,000,
     $-0- and $53,000)                                                      --         (102,000)               --         (102,000)
                                                                  --------------  -------------        ------------   ------------

NET LOSS                                                          $     (842,548) $    (116,494)       $   (243,750)  $    (99,266)
                                                                  ==============  =============        ============   ============

EARNINGS (LOSS) PER COMMON SHARE (Note E):
   Income (loss) from continuing operations                       $         (.21) $        (.01)       $       (.05)  $       --
   Discontinued operations                                                  --             (.03)               --             (.03)
                                                                  --------------  -------------        ------------   ------------
                                                                  $         (.21) $        (.04)       $       (.05)  $       (.03)
                                                                  ==============  =============        ============   ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING (Note E)                                  3,959,182      3,194,382           4,713,782      3,409,682
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

DIVIDENDS                                                                   NONE           NONE                NONE           NONE
                                                                            ====           ====                ====           ====

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                      FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                          NINE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ---------------------------
                                                                                         1996            1995
                                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $   (842,548)  $   (116,494)
   Net loss from discontinued operations                                                     --          102,000
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Accrued interest receivable                                                        (15,304)       (10,900)
       Depreciation and amortization                                                      175,200        227,557
       Deferred taxes                                                                    (494,000)       (26,000)
       Non-cash compensation                                                               66,657         56,927
       Changes in assets and liabilities:
         Accounts receivable                                                              618,387        306,369
         Inventories                                                                     (374,476)       (41,733)
         Prepaid expenses and other current assets                                       (206,193)      (369,961)
         Other assets                                                                      (6,180)          --
         Accounts payable                                                              (1,594,454)       109,334
         Accrued expenses and other current liabilities                                   (98,468)      (149,717)
         Other liabilities                                                                (36,000)          --
         Discontinued operations - net                                                       --          142,105
                                                                                     ------------   ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (2,807,379)       229,487
                                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from notes and loans receivable                                               283,997           --
   Purchases of property, plant and equipment                                             (41,484)       (27,884)
   Collections from (loans to) officers                                                    48,894         (1,446)
   Discontinued operations - net                                                             --         (319,260)
                                                                                     ------------   ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       291,407       (348,590)
                                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayments of) short-term borrowings                                    353,329       (181,833)
   Proceeds from long-term notes                                                          250,000        340,000
   Payments of long-term notes                                                           (347,740)      (231,647)
   Payments of mortgage                                                                   (12,167)       (12,022)
   Proceeds from notes payable - related parties                                          164,200           --
   Repayments of notes payable - related parties                                             (750)          --
   Deferred offering costs                                                               (243,240)          --
   Capital contribution                                                                      --          200,000
   Proceeds from issuance of stock                                                      2,671,800        788,510
   Discontinued operations - net                                                             --         (753,320)
                                                                                     ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               2,835,432        149,688
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   319,460         30,585

CASH AND CASH EQUIVALENTS - beginning                                                     478,784         45,167
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending (includes cash of
   discontinued operations of $-0- and $65,940, respectively)                        $    798,244   $     75,752
                                                                                     ============   ============



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                   (Unaudited)


                                                             NINE MONTHS ENDED
                                                                  JUNE 30,
                                                            --------------------
                                                              1996        1995
                                                            --------    --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest                                               $300,707    $204,393
     Income taxes                                               --        41,434



SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Warrants issued for services rendered                    $ 66,657    $ 56,927
                                                            ========    ========

   Conversion of debt into equity                           $557,200    $   --
                                                            ========    ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                     FORWARD INDUSTRIES, INC AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)


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

NOTE C

     Inventories are summarized as follows:

                                                  JUNE 30,         SEPTEMBER 30,
                                                    1996               1995
                                                ------------        ------------
                                                 (Unaudited)
                                                     (a)

          Finished goods                        $  1,425,174        $    904,803
          Work-in-process                            603,825             403,150
          Raw materials and supplies                 534,500             881,070
                                                ------------        ------------
                                                $  2,563,499        $  2,189,023
                                                ============        ============

     (a) The June 30, 1996 inventories were determined based on physical count on that date.

NOTE D

     Earnings (loss) per share are based on the weighted average number of shares outstanding during each period presented. Common stock equivalents have not been included for the nine and three months ended June 30, 1996 and 1995 as their effect would be anti-dilutive.

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)


NOTE E

     On December 27, 1995, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. All share data and per share amounts have been adjusted to reflect the stock split on a retroactive basis.


NOTE F

     The Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the purpose of registering 2,000,000 shares of its $.01 par value common stock to be offered to the holders of its Class A and Class B warrants and 900,000 shares to be offered by consultants to the Company upon exercise of other warrants held by them. The registration became effective in March 1996. As of June 30, 1996, certain warrants were exercised to purchase 1,650,000 shares of common stock for $2,671,800. Deferred offering costs totalling $243,240 were offset against paid-in capital.


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


NOTE I

     The Company's line of credit with its bank was scheduled to mature on August 15, 1996 but was extended to December 15, 1996. Certain terms of the line include provisions for certain financial covenants, including maintaining certain financial ratios. The Company was not in compliance with its financial covenants at June 30, 1996. The bank has waived compliance with such covenants through December 15, 1996.

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)


NOTE J

     Cash and cash equivalents at June 30, 1996 included $87,500 held by the warrant agent for the exercise of certain warrants. Such funds were received by the Company in July 1996.


NOTE K

     In fiscal 1995, the Company negotiated a termination of the lease on its Brooklyn facility. The estimated after tax cost to the Company of $102,000 was charged to disposal of discontinued operations in the statement of operations. Such amount was excess of amounts previously provided.

Item 2. Management's Discussion and Analysis

Nine Months Ended June 30, 1996 (the "1996 Period") Compared with Nine Months ended June 30, 1995 (the "1995 Period").

     The loss in the 1996 Period increased to ($842,548) from ($116,494) in the 1995 Period. Loss per share increased from a loss of ($.04) in the 1995 Period to a loss of ($.21) in the 1996 Period.

     Revenues. Net sales increased $2,289,486 (20.7%) to $13,342,959 in the 1996
Period, from $11,053,473 in the 1995 Period, of which $2,089,363 of such increase was attributed to increases in sales of carrying cases and the balance was attributed to increases in sales of advertising specialties. The Company's Terrapin(TM) line, which was introduced in April 1995, accounted for $194,050 (approximately 9%) of the increase in sales of carrying cases.

     Operating Income. Consolidated income (loss) from operations before other income declined to a loss of ($1,103,426) in the 1996 Period from income of $183,538 in the 1995 Period.

     Although net sales increased substantially in the 1996 Period, costs of reworking products to customer specifications, and large increases in seasonal labor (including substantial overtime, primarily for advertising specialties in the first three months of the fiscal year) adversely affected gross profit. In addition, because of delivery problems from the Far East, an item normally produced overseas for a major customer was manufactured in South Bend at a substantially higher cost. These reasons combined to adversely affect the gross profit percentage, which decreased from 21.6% in the 1995 Period to 18.2% in the 1996 Period.

     Distribution expenses increased $58,192 (196.4%) from $29,629 in the 1995 Period to $87,821 in the 1996 Period, primarily as a result of increases in import shipping expenses.

     Selling expenses increased $727,192 (70.2%) from $1,036,048 in the 1995 Period to $1,763,240 in the 1996 Period. In the 1996 Period, the ratio of selling expenses to net sales was 13.4%, which increased from 9.4% in the 1995 Period. The increase in selling expenses in the 1996 Period was primarily the result of (i) an increase of $277,357 in sales salaries, the employment of additional sales staff for the Terrapin(TM) line and an additional sales person in Europe, and increased commissions due to the increased level of sales, (ii) increased advertising expenditures of $278,081 primarily directed toward the launching of the Terrapin(TM) line, (iii) $51,760 in additional rent for a new Indiana sales office opened after the 1995 Period, and (iv) a $95,225 increase in travel expenses primarily relating to Terrapin(TM) and to European sales efforts.

     General and administrative expenses increased by $538,543 (47.1%) in the 1996 Period to $1,681,719 from $1,143,176 in the 1995 Period, which increase consisted primarily of increases in professional fees, a significant portion of which related to the Company's registration of shares of its Common Stock upon the exercise of warrants issued during the 1995 fiscal year, costs attendant to the opening of substantial letters of credit required for the increased overseas production of carrying cases, and increases in managerial compensation including associated taxes and fringe benefits.

     Other Income (Deductions) and Taxes. Total interest expenses increased by $122,571 (144.2%) to $207,559 in the 1996 Period from $84,988 in the 1995 Period due to significantly higher borrowing levels.

     The Company's rental building in Brooklyn, New York, was unoccupied during the 1995 Period and partially leased during the 1996 Period. Rental income
(loss) - net was reduced from a loss of ($136,948) in the 1995 Period to a loss of ($94,449) in the 1996 Period as a result of rental income received and the reduction in certain costs defrayed by the tenant during the 1996 Period.

     The increase in other income - net of $37,051 in the 1996 Period from the 1995 Period was primarily a result of proceeds from disposition of unutilized fully depreciated machinery and equipment.

     The effective tax credit rate in the 1996 Period was 37% compared to a provision for income taxes of 31% in the 1995 Period. The differential occurred primarily due to the balance sheet approach used to calculate deferred income taxes.

Three Months Ended June 30, 1996 (the "1996 Quarter") as Compared with Three Months ended June 30, 1995 (the "1995 Quarter").

     The loss in the 1996 Quarter increased to ($243,750) from a loss of ($99,266) in the 1995 Quarter. Loss per share increased from a loss of ($.03) in the 1995 Quarter to a loss of ($.05) in the 1996 Quarter.

     Revenues. Net sales increased $56,099 (1.5%) to $3,881,188 in the 1996 Quarter, from $3,825,089 in the 1995 Quarter. The Company's Terrapin(TM) line accounted for $219,286 of net sales in the 1996 Quarter. There were no material Terrapin(TM) sales in the 1995 Quarter. During the 1996 Quarter, as compared to the 1995 Quarter, advertising specialties sales declined by approximately $114,000 and custom carrying case sales declined by approximately $48,000.

     Operating Income. Consolidated loss from operations before other income declined to a loss of ($330,446) in the 1996 Quarter from income of $72,290 in the 1995 Quarter.

     The cost of goods sold increased slightly more proportionally than the increase in net sales in the 1996 Quarter, reflecting higher insurance, rent and direct labor costs. The gross profit percentage for the 1996 Quarter decreased to 19.9%, compared with 22% for the 1995 Quarter.

     Distribution expenses increased from $1,497 in the 1995 Quarter to $33,765 in the 1996 Quarter, primarily reflecting increases in import shipping expenses.

     Selling expenses increased $151,701 (37.3%) from $406,303 in the 1995 Quarter to $558,004 in the 1996 Quarter. In the 1996 Quarter, the ratio of selling expenses to net sales was 14.4%, which increased from 10.6% in the 1995 Quarter. The increase in selling expenses in the 1996 Quarter was primarily the result of (i) an increase of $54,093 in sales salaries and commissions and the employment of additional sales staff for the Terrapin(TM) line and an additional sales person in Europe, (ii) increased advertising expenditures of $49,356 primarily directed toward the launching of the Terrapin(TM) line, (iii) $11,799 in additional rent for a new Indiana sales office opened after the 1995 Quarter, and (iv) a $20,012 increase in travel expenses primarily relating to Terrapin(TM) and to European sales efforts.

     General and administrative expenses increased by $151,275 (42.0%) in the 1996 Quarter to $511,129 from $359,854 in the 1995 Quarter, which increase consisted primarily of increases in salaries, travel, insurance, computer and telephone expenses, coupled with costs attendant to the opening of substantial letters of credit required for the increased overseas production of carrying cases.

     Other Income (Deductions) and Taxes. Total interest expenses increased by $34,559 (126.0%) to $61,988 in the 1996 Quarter from $27,429 in the 1995 Quarter due to significantly higher borrowing levels.

     Rental income (loss) - net increased from a loss of ($37,973) in the 1995 Quarter to a loss of ($54,567) in the 1996 Period primarily reflecting accrued real estate taxes for the current and prior quarters.

     The effective tax credit rate in the 1996 Quarter was 46% compared to a provision for income taxes of 69% in the 1995 Quarter. The differential occurred primarily due to the balance sheet approach used to calculate deferred income taxes.

Liquidity and Capital Resources.

     In the 1996 Period, $2,807,379 of cash was used in operating activities. In addition to the net loss of ($842,548) in the 1996 Period, the reduction of accounts payable (net of decreases in accounts receivable) and increases in prepaid expenses and other current assets resulted in significant cash utilization. The increase in inventory of

$374,476 in the 1996 Period primarily reflects the buildup of Terrapin(TM) inventory on hand and on consignment to a major retail customer.

     Investing activities in the 1996 Period provided cash of $291,407. The Company collected $283,997 of notes receivable which arose from the sale of its discontinued operations in 1994. The Company also collected $48,894 of loans made to its officers. In the 1996 Period, the Company purchased $41,484 of property, plant and equipment.

     Financing activities in the 1996 Period provided cash of $2,835,432. This consisted primarily of the following: proceeds of $2,671,800 from the exercise of previously issued warrants, proceeds from net additional borrowings for letter of credit financing of $353,329, an additional convertible loan from a related party of $157,200 and a convertible loan from an unrelated party of $250,000. The Company also incurred $243,240 of deferred offering costs relating to the registration for public offering of shares of the Company's Common Stock issuable upon exercise of previously issued warrants.

     The Company has experienced over $2.1 million of losses in the two fiscal years ended September 30, 1995, stemming primarily from the discontinuance of certain operations. Although the Company had income from continuing operations of approximately $331,000 in the fiscal year ended September 30, 1994, it sustained losses from continuing operations of approximately $277,500 in the fiscal year ended September 30, 1995 and additional losses from continuing operations of approximately $843,000 in the 1996 Period. The Company believes that its operations during the fourth quarter of the current fiscal year will show improvement and that it will achieve profitability during the 1997 fiscal year. At September 30, 1995, the Company had working capital of approximately $658,000, which increased to approximately $1,904,000 at June 30, 1996.

     As previously mentioned, in the 1996 Period, the Company obtained additional loans totalling $157,200 from a related party. On February 12, 1996, such related party converted such loan and an additional $400,000 of loans previously made to the Company into 278,600 shares of the Company's Common Stock in accordance with the applicable loan instruments.

     In February 1996, the Company obtained short-term loans of $100,000 each from two individuals, which loans, with interest at 10% per annum, were repaid in April and May 1996. On February 14, 1996, the Company obtained a loan of $250,000 bearing interest at 10% per annum which is convertible until its due date, at the option of the lender, into shares of the Company's Common Stock at a conversion rate of $1.00 per share. The loan became due during the 1996 Quarter, but has not been repaid since the lender has indicated its willingness to extend the loan for an additional period.

     The Company's registration statement on Form SB-2 (Registration No. 33-99338), filed with the Securities and Exchange Commission for the registration of 2,900,000 shares of its Common Stock issuable upon exercise of certain outstanding warrants, was declared effective by the Commission on March 25, 1996. Such warrants are exercisable for 1,000,000 shares of Common Stock at $1.75 per share, 1,000,000 shares at $2.50 per share, 200,000 shares at $1.00 per share and 700,000 shares at $.01 per share. In the 1996 Period, warrants were exercised for 1,650,000 shares and the Company received a total of $2,671,800. In July 1996, additional warrants were exercised for 279,000 shares and the Company received an additional $236,700. Such funds are being used for working capital purposes. The Company's Common Stock is traded on the Nasdaq SmallCap Market. The last sale of the Common Stock on August 12, 1996, as reported by Nasdaq, was at $3.00 per share. If the Common Stock continues to trade above such level, the Company anticipates that holders of its remaining outstanding warrants will continue to exercise such warrants and the Company will receive additional cash proceeds therefrom; however, such exercises would occur only if the Common Stock is trading at a substantial premium over the exercise price of the warrants, of which there can be no assurance.

     The Company's line of credit with its bank, which was scheduled to mature on August 15, 1996, has been further extended to December 15, 1996 based upon the bank's expectation that the Company's current fiscal quarter will be profitable, of which there can be no assurance. The line of credit is conditioned upon certain financial covenants of the Company, including covenants to maintain certain financial ratios. At June 30, 1996, the Company was not maintaining such ratios and the Bank has orally waived compliance therewith through December 15, 1996. The Company is continuing to seek financing from other institutional lenders to replace its existing bank line of credit, but has not received any commitments in this regard and there can be no assurance that any commitments will be forthcoming or will be on terms which will not be unduly burdensome to the Company.

     The Company believes that, with its existing bank line of credit, it has adequate cash to meet its presently contemplated needs during the next twelve months without additional financing.

     On June 18, 1996, the Company announced that it had entered into a non-binding letter of intent to acquire, subject to certain conditions, the business of Coast Manufacturing Company, a manufacturer of camera, camcorder and laptop computer carrying cases supplied to the retail aftermarket, including WalMart, Kmart and Target, among others. The letter of intent contemplated that a subsidiary of the Company would acquire all of Coast's assets and assume specified liabilities to be agreed upon, and that the subsidiary initially would be funded by approximately $2 million to be contributed by the Company. The proposed transaction was subject, among other things, to completion of the Company's due diligence and the Company obtaining adequate financial resources to fund the obligations to be assumed and working capital for the business to be acquired. The Company and Coast are in discussions with respect to a possible transaction, but do not expect such transaction, if consummated, to be on the terms contemplated by the letter of intent. Any transaction with Coast would depend, among other things, on reaching agreement with Coast's secured creditors and the Company obtaining the necessary financing for the transaction, of which there can be no assurance.

Deferred Income Taxes.

     The Company's balance sheet at June 30, 1996 has characterized $1,787,000 of deferred income taxes as an asset. Such characterization is a result of the Company's belief that its income from continuing operations will be sufficient to enable it to realize $293,000 of deferred income tax assets in the next four fiscal quarters and an additional $1,494,000 of deferred income taxes thereafter. Although the first three quarters of the current fiscal year were not profitable, management anticipates that its efforts to eliminate unprofitable products and unnecessary expenses, coupled with anticipated sales growth, should permit the Company to operate on an improved basis during the fourth quarter of the current fiscal year and to achieve profitability in the 1997 fiscal year. There can be no assurance that the Company's operations will be sufficient to realize the benefit of its deferred tax assets or that the Company will, in fact, achieve profitable operations. At September 30, 1995, the Company believed that it would obtain profitable operations during the current fiscal year sufficient to enable it to realize $413,000 of deferred tax assets. Additionally, the Company believed, at the conclusion of the first quarter of the current fiscal year, that it would return to profitable operations during the third quarter of the current fiscal year; and the Company, at the conclusion of the second quarter of the current fiscal year, believed that it would return to profitable operations during the current fiscal quarter. Based upon anticipated results for the next four fiscal quarters, the Company has classified $293,000 as a current deferred tax asset.

     The Company's belief that its deferred assets will be realized is based upon a number of factors. The Company has been in business for over 35 years. Although the Company sustained a loss from continuing operations during the fiscal year ended September 30, 1995 and the first three quarters of the current fiscal year, pre-tax income from continuing operations was $473,000 in the fiscal year ended September 30, 1994 and $337,000 in the fiscal year ended September 30, 1993. The loss in the fiscal year ended September 30, 1995 was primarily a result of discontinued operations, expenses incurred in the launch of the Company's new Terrapin(TM) line of computer carrying cases and overseas quality control problems, which quality control problems have been largely resolved. Notwithstanding the loss incurred in the fiscal year ended September 30, 1995 on lower gross revenues, the Company's gross profit margin improved during such fiscal year, although such gross profit margin has declined from 21.2% for the fiscal year ended September 30, 1995 to 18.2% for the nine months ended June 30, 1996. The Company's continuing operations are comprised primarily of the manufacture and sale of custom soft-sided carrying cases and bags, which segment has had a history of successful introduction of new products, and the Company believes that its new Terrapin(TM) line will be successful. Although the Company will require additional financial resources to permit it to carry out its longer-term business plans, it has no reason to believe that such resources will not be available through the sale of its securities and bank and other institutional lines of credit.

     To the extent that the Company's operations are not profitable, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at June 30, 1996, the Company's stockholders' equity at such date of $3,445,206 would have been reduced by $1,787,000 to a stockholders' equity of $1,658,206, and the Company's working capital at June 30, 1996 would have been reduced by $293,000 from $1,904,652 to $1,611,652.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits filed with this Report are described in the Exhibit Index.

        (b) The Company did not file any Current Report on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FORWARD INDUSTRIES, INC.
                                            (Registrant)



Date:  August 13, 1996             By:     s/ Theodore H. Schiffman
                                      -----------------------------
                                            Theodore  H. Schiffman
                                            Chairman and Chief Executive Officer
                                                     and
                                            Principal Financial Officer

                                  EXHIBIT INDEX



                                                                         Page


27.    Financial Data Schedule for the nine months ended June 30,        ____
       1996