Form 10KSB
period 1996-09-30
FORWARD INDUSTRIES INC
filed 1996-12-30
CIK 38264

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]: For the fiscal year ended September 30, 1996
                                                             ------------------
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]: For the transition period from     to

                         Commission file number 0-6669
                                                ------

                            FORWARD INDUSTRIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  New York                                  13-1950672
       -------------------------------                   ----------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)


  275 Hempstead Turnpike, West Hempstead, NY                   11552
  ------------------------------------------                 ----------
   (Address of principal executive offices)                  (Zip Code)


                                 (516) 564-1100
                   -----------------------------------------
                (Issuer's Telephone Number, including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $17,871,697

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

         Approximately $3,614,905, based on the average of the closing bid price ($0.563) and closing asked price ($0.750) as reported on the NASDAQ SmallCap Market on December 23, 1996.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of December 23, 1996, 6,552,062 Shares of Common Stock, $.01 par value

         Transitional Small Business Disclosure Format: Yes [ ]; No [X]

                                     PART I

         Except as otherwise indicated, all information in this Annual Report on form 10-KSB has been adjusted to give effect to a two-for-one stock split effected in the form of a 100% stock dividend in January 1996.

         This Annual Report on Form 10-KSB contains forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements.

ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

         Forward Industries, Inc. (the "Company") was incorporated in 1961 under the laws of the State of New York. For several years prior to the acquisition of its business of manufacturing soft-sided carrying cases (see "Products") in 1989, the Company's sales were approximately equally divided between those of vinyl advertising specialties and looseleaf ring and post binders manufactured by the Company. During the past three years, the carrying case business has progressively become the most significant of the Company's operations. As used herein, the term "Company" includes its wholly-owned subsidiary, Koszegi Industries, Inc. (the "Subsidiary") which is the operating entity conducting the business of the Company.

         Since a growing portion of the Company's production of carrying cases is being made in the Asian market, and the Company desires to promote sales to this market, a senior officer of the Company has been residing in Hong Kong since July 1995 (see "Marketing and Distribution").

         In December 1996, the Board of Directors of the Company (the "Board") adopted, subject to shareholder approval, the Company's 1996 Stock Incentive Plan (the "Incentive Plan") which authorizes the issuance of up to 4,000,000 shares of Common Stock. On such date, the Board granted, subject to shareholder approval of the Plan, incentive stock options to various employees to acquire an aggregate of 275,000 Shares at an exercise price per share being equal to 150% of the offering price per share under a secondary public offering of the Company's Common Stock, provided, that should the offering price per share under such offering not be determined by June 1, 1997, the exercise price per share under such options shall be equal to the fair market value per share of Common Stock as of such date. Pursuant to the terms of the Incentive Plan each of the Company's Chief Executive Officer, Executive Vice President and President were granted, subject to shareholder approval, options to purchase 300,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of shareholder approval of the Incentive Plan. The Company's 1996 Stock Option Plan, which had never been submitted for approval by the Company's shareholders, was canceled.

         The Company has its principal executive offices at 275 Hempstead Turnpike, West Hempstead, NY 11552. The Company's principal manufacturing facility is located at 702 South Chapin Street, South Bend, Indiana 46624 (the "South Bend Facility"). The Company also maintains additional office and manufacturing facilities in Indiana and warehouse/quality control facilities and an office in Hong Kong. See Item 2 -- "Description of Property."

PRODUCTS

         Carrying Cases. The Company designs and manufactures custom soft-sided carrying cases and bags from leather, nylon, vinyl and other synthetic fabrics (the "carrying case business"). These carrying cases and bags are utilized for transporting portable products such as cellular telephones, medical instruments, computers, and hand tools. The carrying case business accounted for approximately 82% of the Company's net sales from continuing operations during Fiscal 1996, and approximately 80% and 85% of such net sales during Fiscal 1995 and 1994, respectively. Since its acquisition of the carrying case business in 1989, the Company has concentrated its marketing and development efforts on original equipment manufacturers in the communications (principally cellular telephones), computer and medical instrumentation industries. In April,

1995, the Company expanded its product line to include laptop/notebook computer cases marketed for general retail distribution under the Terrapin(TM) brand name. See "Marketing and Distribution".

         Advertising Specialties. The Company also is engaged in the design, manufacture and sale of advertising specialties fabricated from vinyl. Advertising specialties are "intrinsically useful" articles which have imprinted on them an advertiser's name and advertising message and are usually distributed by the advertiser without cost to the recipients. Advertising specialties may also be utilized as promotional gift items, in which event they generally do not have advertising imprinted on them and are usually distributed to the recipients as an incentive or in exchange for the performance by them of some act, usually the purchase of a product. The principal categories of vinyl advertising specialties manufactured by the Company include, but are not limited to, billfolds, clipboards, correspondence folders, credit card holders, diaries, document holders, key cases, memo books, phone indexes, pocket and desk planners and portfolios. The advertising specialties line accounted for approximately 18% of the Company's net sales from continuing operations during Fiscal 1996, and approximately 20% and 15% of such sales during Fiscal 1995 and 1994, respectively.

         For segment information concerning net sales, operating profit and related data concerning each of the carrying case business and the advertising specialties business of the Company for Fiscal 1996 and Fiscal 1995, see Note 16 of Notes to Consolidated Financial Statements
("Business Segment Data").

MARKETING AND DISTRIBUTION

         Carrying Cases. The Company markets its custom carrying cases to original equipment manufacturers, principally in the communications, medical, computer and testing and measurement equipment industries. Such cases are manufactured to customer specifications and usually bear the customer's identifying logo imprint. Approximately 45% of the Company's sales are made through seven independent sales representative organizations who receive a commission equal to 5% of net sales made by them. The balance of such sales are made by Company personnel. In Fiscal 1996, approximately 5% of such sales were made to customers outside of the United States (approximately 10% and 11% in Fiscal 1995 and 1994, respectively). The Company is increasing its emphasis upon such foreign sales in Asia and Europe. The Company has no long-term agreements with any of its customers. Four of the Company's customers, Motorola, Inc., Bayer Corporation (formerly Miles, Inc.), LifeScan, Inc. (a Johnson & Johnson Company), and Boehringer Manheim Corporation, together with their respective affiliates, accounted for approximately 4%, 12%, 8%, and 14%, respectively, of the Company's net sales from continuing operations during Fiscal 1996 and approximately 11%, 10%, 19% and 4%, respectively, of such net sales in Fiscal 1995. The loss of any of these customers would have a material adverse effect on the Company. The reduction in sales to the largest customer in Fiscal 1995 (45% to 11%) was a primary reason for the reduction in overall net sales of the Company in Fiscal 1995 as compared to Fiscal 1994. In order to reduce its reliance upon major customers, whose orders may vary substantially from period to period depending upon the success of their products utilizing the Company's carrying cases, the Company is seeking to increase and diversify its customer base, particularly in Asia (to which no sales were made in Fiscal 1995) and Europe. The Company presently has approximately 110 active carrying case customers.

         In April 1995, the Company commenced marketing a line of notebook computer carrying cases to retailers and consumers under the Terrapin(TM) brand name. These cases, which are manufactured in nylon, leather and hardshell thermoformed materials, provide storage space for the computer and related items and may be utilized as a "portable office" by the computer user. Although sales of the Terrapin(TM) products did not meet expectations in Fiscal 1995, sales improved substantially in Fiscal 1996. Management believes that the growth of the notebook computer market offers it an opportunity to diversify its product line, to sell to customers other than original equipment manufacturers, and to establish a brand identity for its products under the Terrapin(TM) name. The target sales areas for this line are large retail chain computer outlets, large direct mail order houses and small computer equipment manufacturers and resellers.

         Advertising Specialties. The Company sells substantially all of its advertising specialties within the United States. Most sales are to sales promotion and advertising distributors who place orders from a full-color product catalog prepared by the Company. These distributors place their orders with the Company for specific products requested by their customers. The average order placed by a distributor is approximately $300-500. The distributor is billed directly by the Company and the distributor, in turn, bills its customers. The Company markets its advertising specialties under its registered trademark FORWARD(R). A small percentage of sales is made directly to retailers.

         Backlog. At September 30, 1996, the Company's backlog of unfilled orders was approximately $6,201,000 (of which $5,887,000 was attributable to the carrying case business), as compared to an order backlog of approximately $8,701,000 at September 30, 1995 (of which $8,191,000 was attributable to the carrying case business). The Company anticipates that all of its backlog will be shipped during the current fiscal year.

         Credit Risk. The Company sells its products on credit terms customary in the industry, and has not had significant credit problems with its customers. At September 30, 1996, three of the Company's largest customers accounted for approximately 53% of the Company's accounts receivable (three customers accounting for 47% at September 30, 1995). Any failure of such customers to pay the sums they owe to the Company when due would have a material adverse effect on the Company.

         Certain Seasonal Sales. The Company's sales of advertising specialties are seasonal. Historically, the largest portion of such sales occurs during the quarter ending December 31. Such seasonal pattern is in large measure due to increased demand for such products at Christmas time for use as gifts and promotions.

PRODUCTION AND MATERIALS

         The principal materials used by the Company in the manufacture of its products are vinyl, nylon and other synthetic fabrics, leather, metal and plastic parts (such as corners, clasps, buckles, loops, and hinges and other hardware), foam padding, cardboard, pads and pencils, all of which are obtained according to the Company's specifications from domestic and foreign suppliers. The Company does not have any long-term agreements with any supplier and there are adequate available alternative sources of supply for all of its materials. The Company maintains an adequate inventory of all of its materials to meet normal anticipated production needs for those products to be manufactured by the Company.

         Manufacturing of custom carrying cases generally consists of die cutting fabrics, leather and vinyl from rolls, heat sealing, gluing, sewing, and decorating (affixing logos) by means of silk screening, hot-stamping, embroidering, or embossing.

         Where costs and other factors permit, the Company manufactures its carrying cases at the South Bend Facility. In order to achieve lower production costs for its products and to enable the Company to increase its production capacity without incurring significant capital costs for expanded facilities and equipment, the Company has, since 1992, utilized foreign contractors to manufacture its carrying cases to the extent practicable. Such foreign contractors produced approximately 63% of the Company's carrying cases in Fiscal 1996 and approximately 60% in Fiscal 1995. The Company does not have any written agreements with any of such contractors to continue to supply the Company with finished product. Management anticipates that a substantial portion of its products will be manufactured by foreign contractors over the next term.

         During Fiscal 1996, one of such foreign contractors produced approximately 30% of the Company's carrying cases and approximately 33% in Fiscal 1995. The failure of such contractor to continue to supply the Company with product would have a material adverse effect on the Company.

         In order to assure that product manufacturing by foreign contractors meets the Company's standards, the Company maintains a quality control inspection facility in Hong Kong. The Company experienced quality control problems with some of its product manufactured by foreign contractors in the first quarter of the 1996 fiscal year. Management is working with suppliers and customers to assure no repetition of these problems.

         The Company's overseas contractors are located principally in Asia, but the Company intends (if it has the funds available) to expand its production capability in Europe as well as in Asia. Management believes that such expansion will facilitate delivery of product to foreign customers and provide for lower cost production of carrying cases for which there is significant demand. Such expansion will require further financing, for which no arrangements have been made. In some instances, the Company may provide equipment to overseas contractors or share in its cost.

         Because of the growing importance of foreign production to the business of the Company, management determined that it would be in the best interests of the Company to assign Michael Schiffman, Executive Vice President, to be resident in Hong Kong commencing in July 1995 for a period to be determined. Mr. Schiffman's primary responsibilities in Hong Kong are to identify foreign contractors which meet the Company's standards as to service, price and quality, to diversify such production sources to minimize continued dependence on a small group of suppliers, to enable the Company to allocate production projects among the most efficient producers, and to supervise the quality control operations. In addition, Mr. Schiffman is engaged in establishing marketing and distribution arrangements for the Company's Terrapin(TM) line in Asia. The Company intends to employ a successor to Mr. Schiffman for such duties at the completion of his Hong Kong stay.

         Manufacturing of advertising specialties (all of which is conducted in the United States) generally consists of die cutting vinyl from rolls, heat sealing or sewing the vinyl trimming, fastening the metal findings, imprinting the product by stamping, silk screening or embossing and inserting any appropriate pads, calendars, pencils and identification labels.

         Most of the advertising specialties and all of the custom carrying cases are manufactured to customer order. The balance of the products are manufactured for inventory. Products are shipped to customers by common carrier.

COMPETITION

         The businesses in which the Company engages are highly competitive and there are competitors which are substantially larger than the Company and have greater financial and other resources. In the production of carrying cases for original equipment manufacturers, the Company competes with approximately 1,500 United States and foreign producers. In the manufacture and distribution in the United States of vinyl advertising specialties, the Company also competes with a large number of other United States and foreign companies which manufacture and sell vinyl advertising specialties and also competes with numerous companies which manufacture and sell non-vinyl advertising specialties, such as metal and plastic ball point pens and paper and cardboard calendars. Advertising specialties also compete with other forms of advertising, such as newspapers, magazines, radio and television.

         Management believes that the Company maintains its competitive position through maintenance of an extensive line of products, design capability, strategic pricing policies, reliable product delivery and quality.

EMPLOYEES

         At September 30, 1996, the Company had approximately 238 full-time employees, of whom five are employed in executive capacities, 28 are employed in administrative and clerical capacities, five are employed in sales capacities and the balance in production and warehouse capacities. The number of the Company's production and warehouse employees varies from approximately 130 to 200, depending on seasonal production requirements. From time to time, use is made of full-time temporary workers (two at September 30, 1996) employed by personnel agencies which provide their services to the Company. The Company employs approximately 10 quality control inspectors in its Hong Kong quality control facility. The Company considers its employee relations to be satisfactory.

         See Item 3 - "Legal Proceedings" for information concerning settlement of the claim of Metal Craft Union Local 238, which represented former employees of the Company at the Brooklyn Facility, that the Company had failed to pay a withdrawal liability to the union pension fund.

ENVIRONMENTAL PROTECTION

         Compliance with Federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any material effect upon the capital expenditures, earnings or competitive position of the Company.

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

         The Company, through the Subsidiary, leases manufacturing and office space at 702 South Chapin Street, South Bend, Indiana on a net lease basis through March 31, 1999 at an annual rental of $204,000 plus real estate taxes thereon (which aggregated approximately $50,000 during Fiscal 1996 on an accrual basis). These premises have a total floor area of approximately 80,000 square feet, 70,000 square feet of which are used for manufacturing and storage, and the balance of which are used for offices. The Subsidiary has the option to purchase the leased premises (together with land and a building contiguous thereto) at any time during the lease term for $1,425,000. The Subsidiary also owns and utilizes, for warehousing purposes, a building at 713 Scott Street, South Bend, Indiana, which it purchased in 1990 for $125,000. The Company also leases approximately 5,300 square feet of additional office space in Mishawaka, Indiana through April 2002 (with a three-year renewal option) at monthly net rentals ranging from $4,625 to $5,750, plus taxes and utility charges, and a small manufacturing facility in LaPorte, Indiana at a monthly rental of $1,080 through July 1997.

         The Company, through a Hong Kong subsidiary, leases (on a month-to-month basis since October 1995) warehouse facilities in Hong Kong at which its quality control inspection facilities are also located, at an annual rental of approximately $37,000, and, in connection with the assignment of Michael Schiffman to Hong Kong (see Item 1 - "Description of Business-Production and Materials"), has leased an apartment in Hong Kong through August 1997 at a monthly rental of approximately $9,000.

         The Company considers its properties in Indiana to be suitable and adequate for its present and contemplated use thereof.

         The Company leases office space for its executive offices at 275 Hempstead Turnpike, West Hempstead, New York, on a month-to-month basis at a rental of approximately $1,500 per month.

         The Company owns approximately one acre of land adjoining the Brooklyn Facility (as hereinafter defined), on which a two story building containing approximately 45,500 square feet of space is located. The building, originally utilized for Company operations and then leased to others, is presently partially leased as described below. A first mortgage on this property is held by The Greater New York Savings Bank ("Greater N.Y.") as security for a loan to the Company in the original principal amount of $1,200,000. Effective
January 1, 1995, the Company leased one floor of this building to a tenant for a term expiring December 31, 2004 at an initial fixed annual rate of $82,500 (payment of which commenced in March 1995), such rent to increase in installments over the term of the lease to $93,500 (January 1, 1996), $104,500 (January 1, 1998), $115,500 (January 1, 2000) and $132,000 (January 1, 2002),
plus utilities and certain other charges and tenant's proportional share of any increased real estate taxes. The tenant has a right of first refusal upon a proposed leasing of the second floor and upon a proposed sale of the building. The Company is seeking a tenant for the second floor of this property.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

         By notice dated November 14, 1995, Metal Craft Union Local 238 (which had represented certain employees at the Brooklyn Facility) commenced an arbitration against the Company through the facilities of the New York State Employment Relations Board to determine whether the Company was in violation of its obligations to the Local 238 Pension Fund by its failure to pay withdrawal liability thereto by reason of the Company's withdrawal from the pension fund upon the closing of the Brooklyn Facility. In settlement of this claim, the Company agreed on December 27, 1995 to pay $125,000 to the pension fund ($35,000 within thirty days and the balance in quarterly installments of $11,250 through January 1998 thereafter).

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 1996.

                                    PART II

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

         MARKET FOR THE COMMON STOCK. The Company's Common Stock is traded in the over-the-counter market and, since June 15, 1995, has been quoted on the NASDAQ SmallCap Market. Prior thereto, the Common Stock was quoted only in the "Pink Sheets" published by the National Quotation Bureau, Inc. but no price quotations were approved therein during Fiscal 1993, 1994 or, until November 1994 (Fiscal 1995). The following table sets forth the high bid and low bid quotations from November 1994 through June 14, 1995 from the Pink Sheets and OTC Bulletin Board and from June 15, 1995 from the NASDAQ SmallCap Market, for the fiscal quarters set forth below. These quotations (and those for the Class A Warrants and Class B Warrants shown below) represent prices between dealers, do not include retail markup, markdown or commission and do not necessarily represent actual transactions.

                                           Common Stock
                                           ------------
         Period                        High Bid     Low Bid
         ------                        --------     -------
Fiscal 1996
         First Quarter                  $10.250      $6.000
         Second Quarter                  10.375       4.750
         Third Quarter                    6.750       4.203
         Fourth Quarter                   6.750       2.125

Fiscal 1995
         First Quarter (from             $0.500      $0.375
         November 1994)
         Second Quarter                   3.375       2.000
         Third Quarter                    4.375       2.250
         Fourth Quarter                   6.750       4.000


         On December 23, 1996, the closing bid quotation for the Common Stock was $0.563 per share.

         MARKET FOR THE CLASS A WARRANTS AND THE CLASS B WARRANTS. The Company's Class A Warrants and Class B Warrants have been traded in the over-the-counter market since September 13, 1995. The following table sets forth the high and low bid prices for the warrants from September 13, 1995 as reported by the National Quotation Bureau from the Pink Sheets and the OTC Bulletin Board for the fiscal quarters set forth below:

                               Class A Warrants         Class B Warrants
                               ----------------         ----------------
         Period              High Bid     Low Bid     High Bid     Low Bid
         ------              --------     -------     --------     -------

Fiscal 1996
         First Quarter        $2.500       $0.063       $2.000      $0.031
         Second Quarter        6.000        1.000        5.000       1.000
         Third Quarter         7.500        6.000        5.500       3.500
         Fourth Quarter        6.500        3.000        4.500       1.000


Fiscal 1995
         September 13 -       $0.063       $0.063       $0.031      $0.031
         September 30,
         1995


         On December 23, 1996, the closing bid quotation was $2.00 for the Class A Warrants and $1.00 for the Class B Warrants.

         HOLDERS OF COMMON STOCK. On December 23, 1996, there were approximately 193 holders of record of the Company's Common Stock, including Cede & Co., which held 3,800,666 shares as nominee for a number of securities brokers.

         HOLDERS OF CLASS A WARRANTS AND CLASS B WARRANTS. On December 23, 1996, there were approximately two (2) holders of record of the Class A Warrants and three (3) holders of record of the Class B Warrants, of which Cede & Co. held 62,000 Class A Warrants and 154,000 Class B Warrants.

         DIVIDENDS. The Company has not paid any cash dividends since 1987 and does not plan to pay cash dividends in the foreseeable future. The payment of dividends will depend upon the Company's outstanding loan arrangements as well as its short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by the Company's Board of Directors.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         This Annual Report on Form 10-KSB contains forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements.

         IN REVIEWING MANAGEMENT'S DISCUSSION AND ANALYSIS, REFERENCE SHOULD BE MADE TO THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED AS ITEM 7 -"FINANCIAL STATEMENTS" IN THIS ANNUAL REPORT ON FORM 10-KSB.

TWELVE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 PERIOD") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1995 (THE "1995 PERIOD").

         The loss in the 1996 Period increased to ($1,058,272) from ($1,033,702) in the 1995 Period. Loss per share decreased from a loss of ($.32) in the 1995 Period to a loss of ($.24) in the 1996 Period.

         REVENUES.
         ---------

         Net sales increased $2,332,291 (15.0%) to $17,871,697 in the 1996
Period, from $15,539,408 in the 1995 Period. Sales of carrying cases increased by $2,214,000 and advertising specialties increased by $118,000. The Company's Terrapin(TM) line, which was introduced in April 1995, accounted for $877,487 (approximately 40%) of the increase in sales of carrying cases.

         OPERATING INCOME.
         -----------------

         Consolidated income (loss) from operations before other income increased to a loss of ($1,801,287) in the 1996 Period from ($229,840) loss in the 1995 Period.

         Although net sales increased substantially in the 1996 Period, costs of reworking products to customer specifications, and large increases in seasonal labor (including substantial overtime, primarily for advertising specialties in the first three months of the fiscal year) adversely affected gross profit. In addition, because of delivery problems from the Far East, an item normally produced overseas for a major customer was manufactured in South Bend at a substantially higher cost. These reasons combined to adversely affect the gross profit percentage, which decreased from 21.2% in the 1995 Period to 17.3% in the 1996 Period.

         Distribution expenses increased $38,072 (60.02%) from $63,434 in the 1995 Period to $101,508 in the 1996 Period, primarily as a result of increases in import shipping expenses.

         Selling expenses increased $687,442 (38.9%) from $1,766,799 in the 1995 Period to $2,454,241 in the 1996 Period. In the 1996 Period, the ratio of selling expenses to net sales was 13.7%, compared to 11.4% in the 1995 Period. The increase in selling expenses in the 1996 Period was primarily the result of an increase of $287,161 in sales salaries and commissions due to the increased level of sales and to the employment of additional sales staff for the Terrapin(TM) line and an additional sales person in Europe, increased advertising expenditures up $163,063 primarily directed toward the launching of the Terrapin(TM) line, $49,638 in additional rent for a new sales office opened after the 1995 Period and a $131,554 increase in travel expenses primarily related to Terrapin(TM) and to European sales efforts.

         General and administrative expenses increased by $635,196 (37.4%) to $2,331,779 from $1,696,583 in the 1995 Period, consisting primarily of increases in professional fees, employment fees, costs attendant to the opening of substantial letters of credit required for the increased overseas production of carrying cases, and increases in managerial compensation including associated taxes and fringe benefits.

         OTHER INCOME (DEDUCTIONS) AND TAXES.
         ------------------------------------

         Total interest expenses increased by $114,519 (86.7%) to $246,566 in the 1996 Period from $132,047 in the 1995 Period due to significantly higher borrowing levels.

         The Company's rental building in Brooklyn, New York, was unoccupied during a portion of the 1995 Period and partially leased during the 1995 Period. Rental income - net was reduced from a loss of ($127,097) in the 1995 Period to a loss of ($80,345) in the 1996 Period as a result of rental income received and the reduction in certain costs defrayed by the tenant during the 1996 Period.

         Other income - net increased $75,326 in the 1996 Period from the 1995 Period. Approximately half of the increase relates to the disposition of unutilized fully depreciated machinery and equipment.

         The effective tax credit rate in the 1996 Period was 47% compared to a provision for income taxes of 40% in the 1995 Period. The differential occurred primarily due to the balance sheet approach used to calculate deferred income taxes.

TWELVE MONTHS ENDED SEPTEMBER 30, 1995 (THE "1995 PERIOD") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1994 (THE "1994 PERIOD").

         RESULTS OF OPERATIONS.
         ----------------------

         Income from continuing operations for the 1995 Period declined to a loss of ($277,000) from a profit of $331,000 in the 1994 Period. Revenues decreased from $17,250,000 in the 1994 Period to $15,539,000 in the 1995 Period. Earnings per share from continuing operations declined from $.16 to $(.09).

         REVENUES. Net sales decreased by $1,710,000 (9.9%) in the 1995 Period as compared to the 1994 Preiod. Sales of carrying cases decreased by $2,180,000 (14.9%), while sales of advertising specialties increased by $470,000 (18.1%) in the 1995 Period.

         The decrease in the sales of carrying cases was primarily attributable to diminished sales to one division of a major customer. Sales to this division decreased by $4,700,000 in Fiscal 1995 compared to the 1994 Period.

         The increase in sales of advertising specialties was due to additional business generated during the 1995 Period compared to the 1994 Period.

         OPERATING INCOME.
         -----------------

         The Company incurred a loss of ($230,000) from continuing operations before Other Income (Deductions) and Taxes in the 1995 Period compared to income of $552,000 in the 1994 Period, a reduction of $782,000. The primary reasons for this decline were the sales reduction discussed above which accounted for approximately $50,000 in lower gross profits; increases in sales salaries and commissions of approximately $200,000 due to employment of additional sales staff based upon the expected growth of the existing carrying case business and the new Terrapin((TM)) line of computer cases, which failed to meet sales expectations prior to the fiscal year end; increased advertising expenditures of approximately $355,000 primarily directed toward the launching of the Terrapin line; approximately $120,000 in additional general and administrative expenses, primarily non-cash charges for warrants issued to consultants ($80,000) and public relations and similar expenditures ($30,000) relating to the Company's listing on the NASDAQ SmallCap Market.

         The Company realized a gross profit percentage (21.2%) in the 1995 Period which was consistent with years prior to the 1994 Period. The 1994 Period had been lower (19.4%) due to increased costs resulting from the Company's move of its advertising specialties manufacturing from the Brooklyn Facility to the South Bend Facility and efforts to develop contracting sources in the Far East. The 1995 Period therefore showed some of the benefits of these earlier efforts and thus limited the gross profit lost due to the reduction in sales to $50,000.

         OTHER INCOME (DEDUCTIONS) AND TAXES.
         ------------------------------------

         The Company incurred a loss in the 1995 Period of ($127,000) on the rental of the building owned by the Company compared to a profit of $8,000 in the 1994 Period, a reduction of $135,000. Tenants had abandoned the premises in June 1994. One floor of the two story building was rented in January 1995 with rent commencing in March 1995. The building is listed with brokers for sale.

         The effective tax credit rate in the the 1995 Period was 39.6% compared to an expense rate of 30% in the 1994 Period. The differential occurs primarily due to the balance sheet approach used to calculate deferrals including the effect of the valuation allowance on net operating losses.

         DISCONTINUED OPERATIONS.
         ------------------------

         The operating results of the businesses of the Company previously conducted at the Brooklyn Facility are included solely under the caption "Discontinued Operations" in the Consolidated Statement of Operations and are thus segregated from the results of continuing operations.

         In the 1995 Period the Company incurred losses from disposal, net of income tax benefit, of approximately ($756,000) (including operating losses of $727,000) resulting in an overall net loss of approximately ($1,034,000)
($.32 per share).

         The 1994 Period reflects a loss from the operations of such discontinued businesses of $126,000 up to the measurement date, and an estimated loss on the disposal of these businesses (including operating losses thereof) of approximately $1,315,000, resulting in an overall net loss of approximately $1,110,000 ($.54 per share).

         At September 30, 1994, the Company attempted to estimate the ultimate loss on the disposal of these operations. However, the costs of disposition were substantially greater than originally projected, primarily due to retention of the Brooklyn Facility for a longer period than anticipated due to the Company's inability to sublet the premises, the write-off of leasehold improvements upon termination of the lease, and the settlement of the Company's union pension plan liability.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

         In the 1996 Period, $3,382,673 of cash was used by operating activities. In addition to the net loss in the 1996 Period ($1,058,272), the reduction of accounts payable ($1,722,087) coupled with increases in accounts receivable ($492,670) and increases in deferred taxes ($937,000) partially offset by depreciation $231,533, lower inventories $272,149, reduced accrued expenses and other current liabilities $214,963, and other net changes of $108,711 resulted in significant cash utilization. At September 30, 1995, the Company had working capital of $658,021 which increased to $1,821,321, at September 30, 1996.


         Investing activities in the 1996 Period provided cash of $276,362. The Company collected $301,496 of notes receivable which arose from the sale of its discontinued operations in 1994. The Company also collected $63,075 of loans made to its officers. In the 1996 Period, the Company purchased $88,209 of property, plant and equipment.

         Financing activities in the 1996 Period provided cash of $2,835,741. This consisted primarily of the following: proceeds of $3,092,250 from the exercise of previously issued warrants, proceeds from net additional borrowings for letter of credit financing of $59,396, net additional borowing from related parties of $148,150 (including one loan of $157,200 from a related party) and a loan from an individual of $250,000, all partially offset by payment of long term notes of $460,508. The Company also incurred $243,240 of deferred offering costs relating to the registration for the public offering of shares of the Company's Common Stock to the holders of warrants previously issued by the Company. Such costs were charged against paid-in capital in the 1996 Period.


         As previously mentioned, in the 1996 Period, the Company obtained additional loans totaling $157,200 from a related party. On February 12, 1996, such related party converted a total of $557,200 of loans into 278,600 shares of the Company's Common Stock in accordance with the applicable loan instruments.

         On February 14, 1996, the Company obtained a thirteen month loan of $250,000 bearing interest at 10% per annum. The loan was convertible, under certain conditions at the option of the lender, into shares of the Company's Common Stock at a conversion of $1.00 per share. In October 1996, some of the terms of the note were amended as follows:

         1. The note is now payable on the tenth business day after written demand on or after February 1, 1997.

         2. The note is convertible into shares of Common Stock at $.50 per share. In October 1996, $100,000 of such debt was converted into 200,000 shares of Common Stock. The balance of the note is not convertible until April 15, 1997.

         The Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission for the registration of 2,900,000 shares of its Common Stock issuable upon exercise of certain outstanding warrants was declared effective by the Commission on March 25, 1996. As of such date, such warrants were exercisable for 1,000,000 shares of Common Stock at $1.75 per share, 1,000,000 shares at $2.50 per share, 200,000 shares at $1.00 per share and 700,000 shares at $.01 per share. In the 1996 Period, certain such warrants were exercised and the Company issued 2,034,000 shares for a total of $2,849,010. The Company's Common Stock is traded on the Nasdaq SmallCap Market and, during the first days immediately preceding December 27, 1996, was trading in the range of approximately $.75 per share. The Company anticipates that holders of its remaining outstanding warrants will exercise such warrants only if the Common Stock trades at a substantial premium over the exercise price of the warrants, of which there can be no assurance.

         The Company has a line of credit with its bank and is indebted to such bank for short-term borrowings and acceptances. The total line is for $1,100,000 of which $750,000 is reserved for letters of credit (acceptances). The Company's line of credit with its bank was scheduled to mature on August 15, 1995 but was extended to March 17, 1997. In connection with such extension, the rate of interest on outstanding borrowings was increased from 1% to 1-1/2% over prime. The line of credit contains certain financial covenants, including maintaining certain financial ratios. At September 30, 1996, the Company was not maintaining such ratios and the Bank has waived compliance through March 17, 1997. At September 30, 1996, the Company owed the bank $1,015,812. The Company also is seeking financing from other institutional lenders to replace its existing bank line of credit, but has not received any commitments in this regard and there can be no assurance that any commitments will be forthcoming or will be on terms which will not be unduly burdensome to the Company.

         The Company did not incur any other long-term debt in the 1996 Period. At September 30, 1996, long-term debt amounted to approximately $512,000 and all installment note and capital lease payments were made on a timely basis. Long-term debt is scheduled to mature as follows: $446,000 to be paid in fiscal 1997 and $67,000 to be paid in fiscal 1998.

DEFERRED INCOME TAXES.
----------------------

         The Company's balance sheet includes $2,230,000 of deferred income taxes as an asset. To the extent that the Company's operations are not profitable, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at September 30, 1996, the Company's stockholders' equity at such date of $3,672,151 would have been reduced by $2,230,000 to a stockholders' equity of $1,442,151 and the Company's working capital at September 30, 1996 would have been decreased by $399,000 from $1,821,321 to $1,422,321.


ITEM 8 -      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND
              ----------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------

         None.

                                    PART III


ITEM 9 -      DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              ------------------------------------------------------------
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
              -------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS.

         The directors and executive officers of the Company as of December 23, 1996 are as follows:

NAME                     AGE    POSITION WITH THE COMPANY

Theodore H. Schiffman    63     Chairman of the Board, Chief Executive Officer,
                                Chief Financial Officer
William E. Mooar         51     President and Director
Michael Schiffman        31     Executive Vice President and Director
Noah Fleschner           60     Director
Stephen Schiffman        28     Secretary

         Each of the directors holds office until the next annual meeting of shareholders and until his successor has been duly elected and qualified.

         THEODORE H. SCHIFFMAN, a co-founder of the Company, has been its Chairman and Chief Executive Officer for more than the past five years and has been a director since 1961. He became Chief Financial Officer in July of 1996.

         WILLIAM E. MOOAR became the president and a director of the Company in October 1996. Prior to joining the Company, Mr. Mooar was the Chief Executive Officer of Coast Manufacturing Company, a company engaged in manufacturing and distribution of carrying cases, primarily for the photographic, audio and video markets.

         MICHAEL SCHIFFMAN has been employed by the Company in various capacities for more than the past five years and became a director in April 1992. Beginning as a salesman for the Company's advertising specialties products in 1985, Mr. Schiffman became marketing manager for such products in 1987 and, following the acquisition of the custom carrying case business in 1989, was appointed General Manager of that division. Mr. Schiffman has been the Company's Executive Vice-President and a director since 1992. Michael Schiffman is the son of Theodore H. Schiffman. Michael Schiffman is presently on assignment in Hong Kong. See Item 1. "Description of Business-Production and Materials.

         NOAH FLESCHNER has been Chairman of the Board and Chief Executive Officer of Diversified Data Equipment Corp. and Verified System Solutions, Inc., sellers of new and used computer equipment to dealers and commercial end-users, for more than the past five years. Mr. Fleschner is a Certified Public Accountant. Mr. Fleschner became a director of the Company in October 1994.

         STEPHEN SCHIFFMAN has been employed by the Company in various capacities for more than the past five years. Beginning in 1990, Mr. Schiffman was employed in the production department, followed by a move to the Purchasing Department and Inventory Control in the Forward Division. Subsequently, Mr. Schiffman moved to the Marketing Department of the Koszegi division in 1995. Presently, Mr. Schiffman is Vice-President of Marketing and Sales for Terrapin. Stephen Schiffman is the son of Theodore H. Schiffman.

         Pursuant to their respective employment agreements with the Company,
(a) Theodore Schiffman is employed as Chief Executive Officer through September 30, 1997; the Company has agreed to use its best efforts to elect him annually as Chairman of the Board; (b) Michael Schiffman is employed as Executive
Vice President through October 31, 1997 and the Company has agreed to use its best efforts to elect him annually as a director; and (c) William Mooar is employed as President through October 14, 1998, and the Company agreed to use its best efforts to elect him as a director.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

         During Fiscal 1996, there were no delinquent filings by any reporting persons of the Company under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

Summary of Compensation in Fiscal 1996, 1995 and 1994
-----------------------------------------------------

         The following table sets forth certain summary information regarding all cash and non-cash compensation paid by the Company during Fiscal 1996, Fiscal 1995 and Fiscal 1994 to each of its executive officers earning more than $100,000.

                                               SUMMARY COMPENSATION TABLE


                                               Annual Compensation                 Long Term Compensation
                                               -------------------                 ----------------------
                                                                                   Securities
Name and                       Fiscal                          Other Annual        Underlying                  All Other
Principal Position              Year            Salary         Compensation         Options                   Compensation
------------------             ------           ------         ------------        ----------                 ------------

Theodore H. Schiffman,          1996           $275,000                            300,000 shares(c)
 Chairman of the Board,
 Chief Executive Officer

                                1995           $275,000                            300,000 shares

                                1994           $275,000

Michael Schiffman,              1996           $112,500                            300,000 shares(c)
 Executive Vice President

                                1995           $150,000       $76,500(a)(b)        300,000 shares

                                1994           $125,000


(a) Fair market value of 408,000 shares of the Company's Common Stock issued to Michael Schiffman as of August 3, 1994.

(b) Does not include rental value of apartment and related expenses provided to Mr. Schiffman, aggregating approximately $9,000 per month since July 1995, while on Company assignment in Hong Kong.

(c)      Cancelled in December 1996.

EMPLOYMENT AGREEMENTS

         Effective October 1, 1994, the Company entered into an employment agreement with Theodore H. Schiffman (the "Agreement") pursuant to which Mr. Schiffman is employed as Chief Executive Officer of the Company through September 30, 1997. The Agreement provides for an annual salary of $275,000 plus annual bonus compensation generally equal to 5% of net pre-tax annual income of the Company in excess of $1,000,000 (which is determined without taking into consideration bonus compensation payable to any employee, including Mr. Schiffman). If the Agreement is terminated as a result of disability or if Mr. Schiffman should die, in each case prior to the end of his employment term, then the Board of Directors would determine in good faith the bonus, if any, payable to him or to his estate. If Mr. Schiffman becomes incapacitated so as to be unable to perform his services for a period of 120 consecutive days or 150 days in any period of 365 days, the Company is entitled to terminate the Agreement, in which event the Company is required to retain Mr. Schiffman as a consultant for a period equal to the shorter of the period of disability or five years, at a rate equal to 75% of his salary at the time of termination of employment. Such compensation will be paid to Mr. Schiffman until the earlier to occur of the end of his employment term (e.g., September 30, 1997), the expiration of the five-year consulting period, or his death; and after the end of his employment term until the earlier to occur of the expiration of his consulting period or his death, at a rate equal to 60% of salary, in each case less whatever sums may be paid to Mr. Schiffman pursuant to any disability insurance, the premiums for which have been paid by the Company. If Mr. Schiffman dies during his employment term, and if the Company is the recipient of at least $1,000,000 of proceeds of insurance on his life, the Company will pay to his widow, or if his wife has predeceased him, his estate, a monthly death benefit of $10,000 for a ten-year period. If the Company is not the recipient of at least $1,000,000 of insurance, such monthly death benefit will be paid for a period of three years, followed by a monthly death benefit of $5,000 for seven years; if his widow dies prior to the end of such ten year period, such payments will cease. In the event that the Agreement is breached by the Company (which would include failure of Mr. Schiffman to be elected to his office and as a director of the Company), which breach is not cured within 30 days after notice from Mr. Schiffman, Mr. Schiffman is entitled to terminate his obligations under the Agreement and the Company would continue to remain obligated to compensate Mr. Schiffman as provided in the Agreement (including payment of death benefits), which compensation would be reduced by any compensation received by Mr. Schiffman from other employment.

         Effective November 1, 1994, the Company entered into an employment agreement with Michael Schiffman, employing Mr. Schiffman as Executive Vice President of the Company through October 31, 1997 at an annual salary of $150,000, plus annual bonus compensation generally equal to 7.5% of net annual pre-tax income of the Company in excess of $1,000,000 (which is determined without taking into consideration bonus compensation payable to any employee, including Mr. Schiffman). If his employment agreement is terminated as a result of disability or if Mr. Schiffman should die, in each case prior to October 31, 1997, then the Board of Directors would determine in good faith the bonus, if any, payable to him. The balance of the terms of Michael Schiffman's employment agreement are substantially identical to those of Theodore Schiffman's employment agreement, except that Michael Schiffman's agreement provides that the monthly death benefit would be $5,500 if the Company were the recipient of at least $1,000,000 of proceeds of insurance on his life, and $2,750 if the Company did not receive such insurance payment.

         Effective October 14, 1996, the Company entered into an employment agreement (as amended, the "Agreement") with William Mooar, pursuant to which Mr. Mooar will serve as President of the Company and perform duties for the Company of a senior executive nature. Simultaneously, Mr. Mooar became a director of the Company. Mr. Mooar is employed at an annual base salary of $150,000, received a signing bonus of $30,000 and will receive incentive compensation with respect to each fiscal year of the Company ending during the term of the Agreement equal to the product of (i) $100,000, and (ii) a fraction, the numerator of which will be the Company's audited pre-tax opening profit (if any) for such fiscal year and the denominator of which will be $500,000. The Agreement provides that, subject to shareholder approval, Mr. Mooar will receive an option to purchase 300,000 shares of the Company's common stock, par value $.01 per share, at an exercise price equal to the fair market value of such shares as of the date of the approval of the shareholders of the Company thereof. The option will vest in four equal semi-annual installments commencing March 30, 1997, provided that Mr. Mooar continues in the Company's employ at each such vesting date. If such option is not approved by the Company's shareholders by March 30, 1997, the Company is required to sell Mr. Mooar on such date 300,000 shares of common stock at a price equal to the fair market value of such shares on such date, in lieu of such option, subject to Mr. Mooar's obligation to resell to the Company, at his purchase price, up to 225,000 of such shares on termination of his employment with the Company depending on when his employment terminates. The Agreement also provides that, subject to shareholder approval, the Company will grant Mr. Mooar an additional option (the "Incentive Option) to purchase an additional 500,000 shares of Common Stock if the Company's audited pre-tax operating income for its 1997 or 1998 fiscal year is at least $1 million. The Incentive Option, if earned, will be granted as of the date that the Company's independent auditors certify the Company's year-end financial statements which reflect achievement of the required pre-tax operating income. The Incentive Option will vest in four equal semi-annual installments commencing six months after the date of grant if Mr. Mooar is employed by the Company at such time, and will expire ten years after the date of grant. The Agreement expires October 13, 1998; however, the Company has the right to terminate the Agreement during the first 90 days thereof without cause and without incurring any termination obligation to Mr. Mooar.

OPTION GRANTS

                         OPTIONS GRANTS IN FISCAL 1996

                                                   Percentage of
                              Number of            Total Options
                              Underlying           Granted
Name                          Shares               in Fiscal Year        Exercise Price        Expiration Date
----                          ----------           --------------        --------------        ---------------
Theodore H. Schiffman         300,000 (a)          24.3%                 $5.775                2/12/2002

Michael Schiffman             300,000 (a)          24.3%                 $5.775                2/12/2002

(a)      Cancelled in December 1996.

STOCK OPTIONS HELD AT END OF FISCAL 1996

         The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation table as of September 30, 1996. No options to purchase Common Stock were exercised during Fiscal 1996 and no stock appreciation rights were outstanding during Fiscal 1996.

                                                                                 Value of In-the-Money
                                  Number of Securities                           Securities Underlying
                                  Underlying Unexercised                         Unexercised Options at
                                  Options at September 30, 1996                  September 30, 1996(1)
                                  -----------------------------                  ---------------------

Name                              Exercisable          Unexercisable             Exercisable             Unexercisable
----                              -----------          -------------             -----------             -------------
Theodore H. Schiffman             300,000              300,000(2)                $675,000                $675,000

Michael Schiffman                 300,000              300,000(2)                $675,000                $675,000

1      Based on closing bid quotation of $2.25 per share on September 30, 1996

2      Cancelled in December 1996

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         Set forth below is information, as of December 23, 1996, with respect to the beneficial ownership of the Common Stock by (i) each person or group who is known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each of the directors of the Company, (iii) each of the executive officers of the Company named in the compensation table under
Item 10 - "Executive Compensation", and (iv) all directors and executive officers of the Company, as a group (six persons).


                                       Number of Shares               Percent
Identity of Beneficial Owners          Of Common Stock                of Class
-----------------------------          ----------------               --------
Theodore H. Schiffman                  742,200 shares (a)(b)(c)         10.8%
275 Hempstead Turnpike
West Hempstead, New York 11552

William E. Mooar                       300,000 shares (d)                4.3%
541 Westover Road
Stamford, Connecticut 06902

Michael Schiffman                      800,654 shares (b)(c)            11.7%
275 Hempstead Turnpike
West Hempstead, New York 11552

Stephen Schiffman                      107,070 shares                    1.6%
275 Hempstead Turnpike
West Hempstead, New York 11552

Noah Fleschner                         660 shares                           *
275 Hempstead Turnpike
West Hempstead, New York 11552

All directors and executive            1,950,584 shares (a)(b)(c)       26.1%
officers as a group


(a) Includes 81,400 shares owned by Mr. Schiffman's wife, as to all of which shares Mr. Schiffman disclaims beneficial ownership.

(b) Includes shares subject to options granted by the Company on October 12, 1994 to each of Theodore H. Schiffman and Michael Schiffman to purchase 300,000 shares of the Company's Common Stock at an exercise price of $0.75 per share during the five-year period commencing December 1, 1995.

(c) Theodore H. Schiffman, the Chairman of the Board and the Chief Executive Officer of the Company, is the father of Michael Schiffman, the Executive Vice President and a director of the Company and Stephen Schiffman, the Secretary of the Company, and the brother of Cheryl Fenster Fishoff. Each of Theodore H. Schiffman, Michael Schiffman, Stephen Schiffman and Cheryl Fenster Fishoff disclaims beneficial ownership of shares beneficially owned by the others.

(d) Includes options to purchase 300,000 shares subject to shareholder approval of such options (provided, that if such approval is not obtained prior to March 30, 1997, the Company has agreed instead to sell Mr. Mooar 300,000 shares for the fair market value as of such date) at fair market value per share on the date of such approval. Such options (or shares, as the case may be,) vest in four equal installments of $62,000 every six months commencing October 14, 1996. Does not include options to purchase up to 500,000 shares which the Company has agreed to grant Mr. Mooar, subject to shareholder approval, on achievement of certain income levels.

 *       Less than 1.0%.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The Company has made unsecured loans from time to time to Mr. and Mrs. Theodore H. Schiffman and to Michael Schiffman. As of September 30, 1995, (a) Theodore A Schiffman executed a promissory note to the Company in the principal amount of $235,535, bearing interest at 6% per annum, payable annually on September 30 of each year, commencing September 30, 1996, with the first four installments each in the sum of $50,000 and the remaining installment in the sum of the balance due, and (b) Michael Schiffman executed a similar note in the principal amount of $50,000, bearing interest at 7% per annum, payable in equal annual installments of $10,000 each September 30 commencing September 30, 1996 through September 30, 2000. The balance of the loan to Mrs. Schiffman at September 30, 1996, $3,822, is due on demand with interest of 6% per annum.

         Theodore H. Schiffman's son, Stephen Schiffman, is employed by the Company at an annual salary of $32,000. Stephen Schiffman is an administrator of the Company's Terrapin(TM) line of notebook computer carrying cases.

         For information concerning (a) loans aggregating $557,200 to the Company by Cheryl Fenster Fishoff and the right to convert such obligations into Common Stock at $2.00 per share, and (b) a loan of $100,000 to the Company by Carl Waldman, uncle of Theodore H. Schiffman, see Item 1 -"Description of Business--Financing Arrangements."

         Theodore H. Schiffman and Cheryl Fenster Fishoff have each guaranteed payment to the landlord of the Brooklyn Facility of the Company's promissory note in the principal amount of $170,000 given in connection with the termination of the lease for the Brooklyn Facility.

         The Company has incurred indebtedness created in connection with letters of credit extended for the benefit of the Company by a corporation controlled by the spouse of Cheryl Fenster Fishoff. The Company pays such corporation a commission of 5% of the amount of the letters of credit, together with expenses related to opening and collection of such letters of credit, and interest on the open balances thereof at 1.5% over the prime rate of the issuing bank. At September 30, 1996, $53,900 of such indebtedness was outstanding. During Fiscal 1996, the Company incurred interest on open letters of credit in the amount of $47,475.

         Stanley Schlesinger, former Secretary of the Company, is a partner in the law firm of Warshaw Burstein Cohen Schlesinger & Kuh, former general counsel to the Company. The Company incurred legal fees to such firm in the amounts of $355,296, $145,486 and $63,473 during Fiscal 1996, 1995 and 1994 respectively, for legal services rendered during and prior to each such year and for disbursements in connection therewith.

         As of August 3, 1994, the Company issued 408,000 shares of Common Stock to Michael Schiffman in consideration for past services rendered to the Company for which the Board of Directors determined that Mr. Schiffman had not been adequately compensated, and for Mr. Schiffman's release of any claim for additional compensation for past services rendered.

         On December 27, 1994, Michael Schiffman made a capital contribution of $200,000 to the Company to be utilized for working capital purposes.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibits

2.       PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LITIGATION OR
         SUCCESSION

         (a) Agreement dated June 9, 1994, between the Company and Northeast Looseleaf, Inc. and amendment thereto (incorporated herein by reference to Exhibit 6(i) to the Company's Form 10-SB Registration Statement ("Form 10-SB"))

         (a)(1) Settlement Agreement dated December 27, 1995, between the Company and Northeast Looseleaf, Inc. et al. (Incorporated herein by reference to Exhibit 2(a)(1) to the Company's Form 10-KSB for the fiscal year ended September 30, 1995)

         (b) Agreement dated as of April 24, 1995 between the Company and Republic Clear-Thru Acquisition Corp. (incorporated herein by reference to
Exhibit 1 to the Company's Form 8-K Report dated April 27, 1995)

3.       ARTICLES OF INCORPORATION AND BY-LAWS

         (a) Certificate of Incorporation of the Company as amended to date (incorporated by reference to Exhibit 2(a) to the Form 10-SB)

         (b)     By-Laws (incorporated by reference to Exhibit 2(b) to the Form
10-SB)

         (c) Amendment to By-Laws (Article I, Section 2) (incorporated by reference to Exhibit 3(c) to the Company's Registration Statement on Form SB-2 filed November 13, 1995 (Reg. No. 33-99338) (the "1995 SB-2 Registration Statement")

4.       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

         (a) Form of Subscription Agreement executed in connection with Private Placement November - December, 1994 (transfer restriction) (incorporated by reference to Exhibit 3(a) to the Form 10-SB)

         (b) Warrant Agreement dated October 20, 1994 between the Company and Mellon Securities Trust Company, including forms of Class A Warrant and Class B Warrant (incorporated by reference to Exhibit 3(b) to the Form 10-SB)

         (c) Consulting Agreement dated September 26, 1994 between the Company and CWAI Consultants Corp., including form of Warrant; Amendment thereto dated October 13, 1994 (incorporated by reference to Exhibit 3(c) to the Form 10-SB)

         (c)(1) Amendment No. 2 to CWAI Consultants Corp. Warrant (incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995)

         (c)(2) Restated and Amended CWAI Consultants Corp. Warrant dated November 6, 1995 (incorporated by reference to Exhibit 4(c)(2) to the 1995 SB-2 Registration Statement)

         (c)(3) CWAI Consultants Corp. Warrant dated December 11, 1995, superseding the Restated and Amended Warrant filed as Exhibit (c)(2) (Incorporated herein by reference to Exhibit 4(c)(3) to the Company's Annual Report on Form 10-KSB for the fiscal year each September 30, 1995.)

         (d) Business Loan Agreement dated November 9, 1989 between Koszegi Industries, Inc. ("Koszegi") and 1st Source Bank ("Bank") (without exhibits) (incorporated by reference to Exhibit 3(d) to the Form 10-SB)

         (e) Security Agreement dated November 9, 1989 from Koszegi to Bank (incorporated by reference to Exhibit 3(f) to the Form 10-SB)

         (f) Letter from Bank to Koszegi dated November 9, 1989 (incorporated by reference to Exhibit 3(g) to the Form 10-SB)

         (g) Subordination of Liens Agreement dated October 30, 1989 between Bank Leumi Trust Company of New York and Bank, with First, Second and Third Amendments thereto (incorporated by reference to Exhibit 3(h) to the Form 10-SB)

         (h) Real Estate Mortgage and Security Agreement dated September 7, 1990 between Koszegi and Bank (incorporated by reference to Exhibit 3(j) to the Form 10-SB)

         (i) General Loan Agreement dated August 30, 1991 between Koszegi and Bank (incorporated by reference to Exhibit 3(k) to the Form 10-SB)

         (j) Amendment thereto dated June 30, 1994 (incorporated by reference to Exhibit 3(l) to the Form 10-SB)

         (k) Term Promissory Note of Koszegi dated August 30, 1991 to Bank in original principal amount of $400,000 (incorporated by reference to Exhibit 3(m) to the Form 10-SB)

         (l) Subordination of Debt Agreement dated August 30, 1991 between Koszegi and Bank (incorporated by reference to Exhibit 3(n) to the Form 10-SB)

         (m) Security Agreement dated August 30, 1991, from Koszegi to Bank (incorporated by reference to Exhibit 3(o) to the Form 10-SB)

         (n) Continuing Guaranty of Payment dated August 30, 1991, from the Company to Bank (incorporated by reference to Exhibit 3(p) to the Form 10-SB)

         (o) Term Promissory Note of Koszegi dated June 30, 1994 in principal amount of $200,000 (incorporated by reference to Exhibit 3(q) to the Form 10-SB)

         (p) Letter of Understanding and Agreement to Pledge dates June 30, 1994 among Koszegi, the Company, Theodore Schiffman and Bank (incorporated by reference to Exhibit 3(r) to the Form 10-SB)

         (q) First Mortgage Note dated May 9, 1989 of the Company to the Greater New York Savings Bank in the principal amount of $1.2 million (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989)

         (r) First Mortgage and Security Agreement dated May 9, 1989 of the Company to the Greater New York Savings Bank (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989)

         (s) Revolving Promissory Note of Koszegi dated May 23, 1995 to Bank in principal amount of $750,000, maturing January 31, 1996 (incorporated by reference to Exhibit l(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995)

         (t) Revolving Promissory Note of Koszegi dated July 3, 1995 to Bank in principal amount of $350,000, maturing January 31, 1996 (incorporated by reference to Exhibit l(b) to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995)

         (u) Term Promissory Note of Koszegi dates June 14, 1995 to Bank in principal amount of $300,000, maturing June 15, 1998 (incorporated by reference to Exhibit l(c) to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995)

         (v) Security Agreement dated June 14, 1995 between the Company and 1st Source Bank (incorporated by reference to Exhibit l(d) to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995)

         (w) Consulting Agreement dates as of February 21, 1995 between the Company ant Michael Klein, including form of Warrant (incorporated by reference to Exhibit 3(bb) to the Form 10-SB)

         (x) Convertible Note of the Company dated as of September 11, 1995, to Cheryl Fenster Fishoff in the principal amount of $400,000 (incorporated by reference to Exhibit 4(x) to the 1995 SB-2 Registration Statement)

         (y) Convertible Note of the Company dated December 19, 1995, to Cheryl Fenster Fishoff in the principal amount of $157,200 (incorporated by reference to Exhibit 4(y) to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995)

         (z) Revolving Promissory Note of Koszegi dated January 31, 1996 to 1st Source Bank in principal amount of $750,000 maturing March 30, 1996 (incorporated by reference to Exhibit 1(a) the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995)

         (aa) Revolving Promissory Note of Koszegi dated January 31, 1996 to 1st Source Bank in principal amount of $350,000 maturing March 30, 1996 (incorporated by reference to Exhibit 1(b) to the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 1995)

         (bb) Convertible Note of the Company dated as of October 25, 1996, to Cliveden Capital Offshore Fund, Ltd. In the principal amount of $150,000

9.       VOTING TRUST AGREEMENT - NOT APPLICABLE

10.      MATERIAL CONTRACTS

         (a) Lease, dated March 28, 1989 between Janice Corson as landlord, and Koszegi Industries, Inc. (formerly KP Industries, Inc.) as tenant, with Guarantee of the Company (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on April 11, 1989)

         (b) Employment Agreement dated October 1, 1994 between the Company and Theodore H. Schiffman (incorporated by reference to Exhibit 6(d) to the Form 10-SB)

         (c) Employment Agreement dated November 1, 1994 between the Company and Michael Schiffman (incorporated by reference to Exhibit 6(e) to the Form 10-SB)

         (d) Stock Option Agreement dated October 12, 1994 between the Company and Theodore H. Schiffman (incorporated by reference to Exhibit 6(f) to the Form 10-SB)

         (e) Stock Option Agreement dated October 12, 1994 between the Company and Michael Schiffman (incorporated by reference to Exhibit 6(g) to the Form 10-SB)

         (f) Agreement dated January 19, 1994 with Inter-Ocean Industries, Inc. re: letters of credit (incorporated by reference to Exhibit 6(h) to the Form 10-SB)

         (g) Placement Agent Agreement dated October 20, 1994 between the Company and Brookehill Equities, Inc. (incorporated by reference to Exhibit 6(j) to the Form 10-SB)

         (h) Consulting Agreement dated October 31, 1989 between HSI Acquisition, Inc. (a subsidiary of the Company since merged into the Company) and Mentel Shemtov (incorporated by reference to Exhibit 6(k) to the Form 10-SB)

         (i) Lease Termination Agreement dated August 14, 1995 between REA Realty Co. and the Company (incorporated by reference to Exhibit 10(i) to the 1995 SB-2 Registration Statement)

         (j)(1) Employment Agreement dated October 14, 1996 between the Company and William E. Mooar (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated October 14, 1996)

         (j)(2) Amendment No. 1 to the Employment Agreement between the Company and William Mooar

11. STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS - Not required since such computation can be clearly determined from the material contained in this report on Form 10-KSB

13. ANNUAL REPORT TO SECURITY HOLDERS FOR THE LAST FISCAL YEAR, FORM 10-Q OR 10-QSB OR QUARTERLY REPORT TO SECURITY HOLDERS, IF INCORPORATED BY REFERENCE IN THE FILING - Not applicable

16.      LETTER ON CHANGE IN CERTIFYING ACCOUNTANT - Not applicable

18.      LETTER ON CHANGE IN ACCOUNTING PRINCIPLES - Not applicable

21. SUBSIDIARIES OF THE SMALL BUSINESS ISSUER (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995)

22. PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS - Not applicable

23.      CONSENT OF EXPERTS AND COUNSEL - Not applicable

24.      POWER OF ATTORNEY - Not applicable

28. INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY AUTHORITIES - Not applicable

99.      ADDITIONAL EXHIBITS - Not applicable

         (b)(1)  The Company's Current Report on From 8-K dated October 14,
1996

            (2)  The Company's Current Report on Form 8-K dated October 25,
1996

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY


                                   REPORT ON
                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED SEPTEMBER 30, 1996



                                   CONTENTS



                                                                PAGE
                                                                ----
INDEPENDENT AUDITORS' REPORT                                     F-2


CONSOLIDATED BALANCE SHEETS                                   F-3 - F-4


CONSOLIDATED STATEMENTS OF OPERATIONS                            F-5


CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY                                       F-6


CONSOLIDATED STATEMENTS OF CASH FLOWS                         F-7 - F-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-9 - F-25


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                  F-26

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
FORWARD INDUSTRIES, INC.
WEST HEMPSTEAD, NEW YORK


We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. and Subsidiary as of September 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. and Subsidiary as of September 30, 1996, and the results of their operations and their cash flows for the years ended September 30, 1996 and 1995 in conformity with generally accepted accounting principles.

We have also audited Schedule II of the Company for the years ended September 30, 1996 and 1995 included in the 1996 annual report of he Company on Form 10-K. In our opinion, the schedule presents fairly the information required to be set forth therein.




                            /s/ Miller, Ellin & Company
                            -----------------------------------
                            MILLER, ELLIN & COMPANY
                            CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
December 5, 1996, except Notes 6 and 19
   which are dated December 23, 1996

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                              SEPTEMBER 30, 1996



                                    ASSETS
                              (NOTES 6, 7 AND 13)


CURRENT ASSETS:
   Cash and cash equivalents                                                  $    208,214
   Accounts receivable, less allowance for doubtful
     accounts of $50,000                                                         2,774,660
   Inventories (Note 2)                                                          1,916,874
   Prepaid expenses and other current assets (Note 5)                              213,736
   Notes and loans receivable - current portion (Note 13)                           69,996
   Notes and loans receivable - officers - current portion (Note 4)                 74,052
   Deferred income taxes (Note 10)                                                 399,000
                                                                              ------------

                  Total current assets                                           5,656,532
                                                                              ------------

PROPERTY, PLANT AND EQUIPMENT - net (Note 3)                                       745,639
                                                                              ------------

OTHER ASSETS:
   Deferred income taxes (Note 10)                                               1,831,000
   Building held for sale or lease  (Note 14)                                      161,963
   Note receivable - net of current portion (Note 13)                              186,274
   Notes and loans receivable - officers - net of
     current portion  (Note 4)                                                     165,535
   Other assets                                                                     53,813
                                                                              ------------

                                                                                 2,398,585
                                                                              ------------

                                                                              $  8,800,756
                                                                              ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)

                              SEPTEMBER 30, 1996



                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Acceptances and notes payable (Note 6)                                           $  1,169,712
   Accounts payable                                                                    1,568,101
   Current maturities of mortgage payable (Notes 8 and 14)                                15,164
   Current maturities of long-term debt (Note 7)                                         445,750
   Accrued expenses and other current liabilities (Notes 9 and 13)                       636,484
                                                                                    ------------

                  Total current liabilities                                            3,835,211
                                                                                    ------------

LONG-TERM LIABILITIES:
   Mortgage payable, net of current maturities (Notes 8 and 14)                        1,113,277
   Long-term debt, net of current maturities (Note 7)                                     66,667
   Notes payable - related parties (Note 15)                                              90,950
   Other liabilities (Notes 9 and 13)                                                     22,500
                                                                                    ------------

                                                                                       1,293,394
                                                                                    ------------

                  Total liabilities                                                    5,128,605
                                                                                    ------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
   Common stock, 10,000,000 authorized shares, par value $.01; issued
     6,052,062 shares (including 329,780 held in treasury)
     (Notes 17 and 18)                                                                    60,520
   Paid-in capital                                                                     5,669,457
   Accumulated deficit                                                                (1,819,713)
                                                                                    ------------
                                                                                       3,910,264
   Less: Cost of shares in treasury                                                      238,113
                                                                                    ------------

                  Total stockholders' equity                                           3,672,151
                                                                                    ------------

                                                                                    $  8,800,756
                                                                                    ============



                  The accompanying notes are an integral part
                   of the consolidated financial statements

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              YEARS ENDED SEPTEMBER 30,
                                                                     ----------------------------------------
                                                                            1996                     1995
                                                                     -------------------     ----------------
NET SALES                                                               $  17,871,697           $  15,539,406

COST OF GOODS SOLD                                                         14,785,458              12,242,430
                                                                        -------------           -------------

GROSS PROFIT                                                                3,086,239               3,296,976
                                                                        -------------           -------------

OPERATING EXPENSES:
   Distribution                                                               101,506                  63,434
   Selling                                                                  2,454,241               1,766,799
   General and administrative                                               2,331,779               1,696,583
                                                                        -------------           -------------
                                                                            4,887,526               3,526,816
                                                                        -------------           -------------

LOSS FROM OPERATIONS                                                       (1,801,287)               (229,840)
                                                                        -------------           -------------

OTHER INCOME (DEDUCTIONS):
   Interest expense                                                          (169,222)               (115,372)
   Interest expense - related parties                                         (77,344)                (16,675)
   Interest income                                                             49,665                  23,654
   Rental income - net                                                        (80,345)               (127,097)
   Other income - net                                                          81,431                   6,105
                                                                        -------------           -------------
                                                                             (195,815)               (229,385)
                                                                        -------------           -------------
LOSS BEFORE PROVISION
   FOR INCOME TAX CREDITS                                                  (1,997,102)               (459,225)

PROVISION FOR INCOME TAX CREDITS (Note 10)                                   (938,830)               (181,740)
                                                                        -------------           -------------

LOSS FROM CONTINUING OPERATIONS                                            (1,058,272)               (277,485)
                                                                        -------------           -------------

DISCONTINUED OPERATIONS (Note 13):
   Estimated loss on disposal of divisions (net of
      income tax benefits of $-0- and $245,000),
     including provision for operating losses of
     $-0-  and $727,367 during phase-out period                                  -                   (756,217)
                                                                        -------------           -------------
                                                                                 -                   (756,217)
                                                                        -------------           -------------

NET LOSS                                                                $  (1,058,272)          $  (1,033,702)
                                                                        =============           =============

NET LOSS PER COMMON AND
   COMMON EQUIVALENT SHARE (Note 17):
     Loss from continuing operations                                    $        (.24)          $        (.09)
     Discontinued operations                                                     -                       (.23)
                                                                        -------------           -------------

                                                                        $        (.24)          $        (.32)
                                                                        =============           =============

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING
   (Note 17)                                                                4,357,974               3,244,067
                                                                            =========               =========

DIVIDENDS                                                                        NONE                    NONE
                                                                                 ====                    ====

                  The accompanying notes are an integral part
                   of the consolidated financial statements



                                             FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                       YEAR ENDED SEPTEMBER 30, 1995

                                                COMMON STOCK                                                 TREASURY STOCK
				       -----------------------------			RETAINED     --------------------------
                                           NUMBER                         PAID-IN       EARNINGS          NUMBER
                             TOTAL        OF SHARES       AMOUNT          CAPITAL       (DEFICIT)        OF SHARES       AMOUNT
                          ----------- ---------------- -------------  ------------- ---------------- ---------------  ---------
BALANCE -
   October 1, 1994        $ 1,201,383      2,739,462     $  27,394     $  1,139,841   $     272,261       (329,780)    $  (238,113)

Issuance of stock under
   private placement
   (Note 17)                  788,510      1,000,000        10,000          778,510            -              -               -

Capital contributions
   (Note 17)                  200,000           -             -             200,000            -              -               -

Issuance of warrants
   for services rendered
   (Note 18)                   79,146           -             -              79,146            -              -               -

Net loss                   (1,033,702)          -             -                -         (1,033,702)          -               -
                          -----------    -----------     ---------     ------------   -------------     ----------     -----------

BALANCE -
   September 30, 1995     $ 1,235,337      3,739,462     $  37,394     $  2,197,497   $    (761,441)      (329,780)    $  (238,113)
                          ===========    ===========     =========     ============   =============     ==========     ===========


                                                   YEAR ENDED SEPTEMBER 30, 1996

BALANCE -
   October 1, 1995        $ 1,235,337      3,739,462     $  37,394     $  2,197,497   $    (761,441)      (329,780)    $  (238,113)

Exercise of warrants        2,849,010      2,034,000        20,340        2,828,670            -              -               -

Conversion of debt
   into equity (Note 15)      557,200        278,600         2,786          554,414            -              -               -

Issuance of warrants
   for services rendered
   (Note 18)                   88,876           -             -              88,876            -              -               -

Net loss                   (1,058,272)          -             -                -         (1,058,272)          -               -
                          -----------    -----------     ---------     ------------   -------------     ----------     --------

BALANCE -
   September 30, 1996     $ 3,672,151      6,052,062     $  60,520     $  5,669,457   $  (1,819,713)      (329,780)    $  (238,113)
                          ===========    ===========     =========     ============   =============     ==========     ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements

                                      FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           YEARS ENDED
                                                                                          SEPTEMBER 30,
                                                                                --------------------------------
                                                                                     1996                1995
                                                                                ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $  (1,058,272)   $  (1,033,702)
   Net loss from discontinued operations                                                  -             756,217
   Adjustments to reconcile net loss to net cash used in operating activities:
       Accrued interest receivable                                                        -             (18,350)
       Depreciation and amortization                                                   231,533          314,319
       Deferred taxes                                                                 (937,000)        (189,000)
       Non-cash compensation                                                            88,876           79,146
       Non-cash rent on termination of lease                                              -             170,000
       Changes in assets and liabilities:
         Accounts receivable                                                          (492,670)          53,384
         Inventories                                                                   272,149         (499,871)
         Prepaid expenses and other current assets                                      61,838         (141,601)
         Other assets                                                                   15,997          (69,810)
         Accounts payable                                                           (1,722,087)       1,582,842
         Accrued expenses and other current liabilities                                214,963           64,054
         Other liabilities                                                             (58,000)          80,500
         Discontinued operations - net                                                    -          (1,668,676)
                                                                                 -------------    -------------

NET CASH USED IN OPERATING ACTIVITIES                                               (3,382,673)        (520,548)
                                                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from notes and loans receivable                                            301,496           23,332
   Collections from officers                                                            63,075           66,246
   Purchases of property, plant and equipment                                          (88,209)        (182,471)
   Proceeds from sale of division - net                                                   -             300,000
   Loans to officers                                                                      -             (43,287)
                                                                                 -------------    -------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                              276,362          163,820
                                                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings                                                  59,396          125,916
   Proceeds from long-term notes                                                       250,000          300,000
   Payments of long-term notes                                                        (460,508)        (352,454)
   Payments of mortgage                                                                (10,307)         (18,307)
   Proceeds from notes payable - related parties                                       164,200          500,000
   Payments of notes payable - related parties                                         (16,050)            -
   Proceeds from issuance of stock                                                   3,092,250          788,510
   Deferred offering costs                                                            (243,240)            -
   Capital contribution                                                                   -             200,000
   Discontinued operations - net                                                          -            (753,320)
                                                                                 -------------    -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            2,835,741          790,345
                                                                                 -------------    -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (270,570)         433,617

CASH AND CASH EQUIVALENTS - beginning                                                  478,784           45,167
                                                                                 -------------    -------------

CASH AND CASH EQUIVALENTS - ending                                               $     208,214    $     478,784
                                                                                 =============    =============


                  The accompanying notes are an integral part
                   of the consolidated financial statements

                                      FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (CONTINUED)



                                                                                          YEARS ENDED
                                                                                          SEPTEMBER 30,
                                                                                -------------------------------
                                                                                     1996              1995
                                                                                ---------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                      $   367,020     $   255,728
     Income taxes                                                                          974          41,434



SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
     Warrants issued for services rendered                                         $    88,876     $    79,146
     Conversion of debt into equity                                                    557,200            -
     Notes and loans on sale of discontinued operations                                   -            581,098
     Note payable issued on termination of lease                                          -            170,000







                  The accompanying notes are an integral part
                   of the consolidated financial statements

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Forward Industries, Inc. (the "Company") and its wholly-owned subsidiary, Koszegi Industries, Inc. ("Koszegi"). All significant intercompany transactions and balances have been eliminated in consolidation.

     BUSINESS

     The Company is engaged in the business of designing, manufacturing and selling custom soft-sided carrying cases and bags and advertising specialties.

     REVENUE RECOGNITION

     Revenue is recognized upon the shipment of products.

     CONCENTRATIONS OF CREDIT RISK

         ACCOUNTS RECEIVABLE - TRADE

         Accounts receivable consist of open trade accounts with various companies. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. The Company has not historically experienced significant losses in extending credit to customers.

         Four customers accounted for 60% and two customers accounted for 47% of the Company's accounts receivable at September 30, 1996 and 1995, respectively. These customers are substantial companies with good credit worthiness. None of these customers are in default and payments are received from them on a timely basis.

         CASH

         The Company maintains cash balances with financial institutions which at times may be in excess of the FDIC insurance limit.

     CASH EQUIVALENTS

     Cash equivalents consist of highly liquid money market accounts.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred.

     INCOME TAXES

     The Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.

     EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of shares outstanding during each year. The calculations at September 30, 1996 and 1995 ignore common stock equivalents as their inclusion would be antidilutive. All share data and per share amounts have been adjusted to reflect the stock split (see Note 17).

     RECLASSIFICATIONS

     Certain 1995 amounts were reclassified to conform to the 1996 presentation.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996





NOTE 2 - INVENTORIES

     Inventories at September 30, 1996 are comprised of the following:


              Finished goods                              $    910,780
              Work-in-process                                  507,372
              Raw materials and supplies                       498,722
                                                          ------------
                                                          $  1,916,874
                                                          ============


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30, 1996 consists of the following:

                                                                        ESTIMATED USEFUL LIVES
                                                                        ----------------------

Furniture, fixtures and computer                    $   420,088              5 - 10 years
Leasehold improvements                                  141,751                    *
Transportation equipment                                 18,978                   3 years
Machinery and equipment                               1,400,694              5 - 10 years
Building and building improvements                      332,812             10 - 20 years
Land                                                     25,000
                                                    -----------
                                                      2,339,323
Less: Accumulated depreciation
           and amortization                           1,593,684
                                                    -----------
                                                    $   745,639
                                                    ===========

         * Leasehold improvements are amortized on the straight-line method over the terms of the leases or the estimated lives of the improvements, if shorter.

     Depreciation expense amounted to $198,799 and $284,463 for the years ended September 30, 1996 and 1995, respectively.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996




NOTE 4 - NOTES AND LOANS RECEIVABLE -  OFFICERS

     At September 30, 1996, notes and loans receivable - officers consist of the following:

         Note receivable in amounts of $10,000 per year, paid by
           the end of each fiscal year from September 1996 through
           September 2000 plus interest at 7% per annum *                          $   50,230
         Note receivable in amounts of $50,000 per year, paid by
           the end of each fiscal year from September 1996 until
           such balance is paid plus interest at 6% per annum                         185,535
         Loan receivable, due on demand with interest at 6% per annum                   3,822
                                                                                   -----------
                                                                                      239,587
         Less:  Current maturities                                                     74,052
                                                                                   -----------
                                                                                   $  165,535
                                                                                   ===========

     * Includes accrued interest receivable

     Maturities of notes and loans receivable - officers are as follows:

                           FISCAL YEAR ENDING
                               SEPTEMBER 30,
                           ------------------
                                   1997                $    74,052
                                   1998                     60,000
                                   1999                     60,000
                                   2000                     45,535
                                                       -----------
                                                       $   239,587
                                                       ===========

     Interest income on the above notes and loans amounted to $23,254 and $18,350 for the years ended September 30, 1996 and 1995, respectively.


NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets at September 30, 1996 consist of the following:

                  Prepaid expenses                   $  153,846
                  Other receivables                      40,390
                  Others                                 19,500
                                                     ----------
                                                     $  213,736
                                                     ==========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996



NOTE 6 - ACCEPTANCES AND NOTES PAYABLE

     The Company has a line of credit with its bank and is indebted to such bank for short-term borrowings and acceptances. The total line is for $1,100,000 of which $750,000 is reserved for letters of credit (acceptances). The line was scheduled to mature on August 15, 1996, but was extended to March 17, 1997. In connecton with the extension, the rate of interest was increased from 1% to 1 1/2% above the prime lending rate. The line is secured by all of the assets of Koszegi and is personally guaranteed by a stockholder up to a maximum of $500,000. At September 30, 1996, the Company owed the bank $1,015,812.

     The line of credit provides for various financial covenants, including the maintenance of certain financial ratios. The Company was not in compliance with some of these financial covenants at September 30, 1996. The bank waived compliance with such covenants through March 17, 1997.

     From time to time, the Company borrows on letters of credit from a corporation controlled by a relative of the principal stockholders. These borrowings occur on an "as needed" basis and bear interest at the prevailing market rate. At September 30, 1996, the Company was liable for letters of credit in the amount of $153,900.

     Interest expense on the above debt amounted to $128,476 and $79,006 for the years ended September 30, 1996 and 1995, respectively. Interest to the controlled corporation amounted to $47,475 and $16,675 for the years ended September 30, 1996 and 1995, respectively.

NOTE 7 - LONG-TERM DEBT

     Long-term debt at September 30, 1996 consists of the following:

         10% note payable to a corporation on the tenth business
           day after written demand on or after February 1, 1997.
           Accrued interest is payable on a quarterly basis.  The
           note may be converted into common stock to a
           conversion price of $.50 per share (a)                                     $  250,000

         Note payable to bank in thirty-six equal monthly installments of
           $8,333 through June 1998 with interest
           at 1% above prime (b)                                                         166,667

         Note payable to former landlord (see Note 13) in twenty-four equal monthly installments of $7,083
           through August 1997 with interest at 9% (c)                                    77,917

         Note payable to bank in monthly installments
           through November 1996 (b)                                                       5,901

         Equipment leases payable in monthly installments through
           April 1997, secured by the respective equipment                                11,932
                                                                                      ----------
                                                                                         512,417
         Less current maturities                                                         445,750
                                                                                      ----------
                                                                                      $   66,667
                                                                                      ==========

         (a) In October 1996, $100,000 of the debt was converted into 200,000 shares of common stock. The balance of the note shall not be convertible until April 15, 1997.
         (b)  Secured by all assets of Koszegi.
         (c)  Personally guaranteed by two stockholders.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996




NOTE 7 - LONG-TERM DEBT (CONTINUED)

     Maturities of long-term debt are as follows:

                     FISCAL YEAR ENDING SEPTEMBER 30,
                     --------------------------------
                                   1997                  $   445,750
                                   1998                       66,667
                                                         -----------
                                                         $   512,417
                                                         ===========

     Interest expense on the above debt amounted to $71,719 and $53,041 for the years ended September 30, 1996 and 1995, respectively.


NOTE 8 - MORTGAGE PAYABLE

     The mortgage note is secured by a building and is payable over a ten year term ending in 1999. Repayment of principal is based upon a twenty-eight year amortization schedule. The monthly payment is $11,545 including interest at the rate of 11% per annum (see Note 14).

     Aggregate annual principal payments under the mortgage are as follows:


                     FISCAL YEAR ENDING SEPTEMBER 30,
                     --------------------------------
                                    1997                 $     15,164
                                    1998                       16,919
                                    1999                    1,096,358
                                                         ------------
                                                         $  1,128,441
                                                         ============

     Interest expense on the mortgage amounted to $138,626 and $101,317 for the years ended September 30, 1996 and 1995, respectively.


NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at September 30, 1996 consist of the following:

                  Accrued expenses                             $   560,254
                  Union claim payable (see Note 13)                 45,000
                  Withholding taxes payable                          5,927
                  Income taxes payable                                 731
                  Others                                            24,572
                                                               -----------
                                                               $   636,484
                                                               ===========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996





NOTE 10 - INCOME TAXES

     The components of the deferred tax assets and liabilities at September 30, 1996 are as follows:

              Current:
                Accounts receivable                           $     17,000
                Inventory                                          164,000
                Net operating losses                               195,000
                Union settlement                                    23,000
                                                              ------------

                                                                   399,000
                                                              ------------

              Non-current:
                Net operating losses                             1,837,000
                Contribution carryover                              72,000
                Issuance of stock warrants                          22,000
                                                              ------------
                                                                 1,931,000
                Valuation allowance                               (100,000)
                                                              ------------

                Net non-current asset                            1,831,000
                                                              ------------

                Net deferred tax asset                        $  2,230,000
                                                              ============

     Provision for income tax credits for the years ended September 30, consists of the following:

                                                           1996           1995
                                                      -------------    -----------

         Current tax expense                           $    (1,830)    $     7,260
         Deferred tax expense                             (937,000)       (199,000)
         Change in valuation allowance                        -             10,000
                                                       -----------     -----------
                                                          (938,830)       (181,740)

         Net benefit to discontinued operations               -           (245,000)
                                                       -----------     -----------

                                                       $  (938,830)    $  (426,740)
                                                       ===========     ===========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996




NOTE 10 - INCOME TAXES (CONTINUED)

     Reconciliation of statutory rate to effective income tax rate is as follows:

                                                                                       YEARS ENDED
                                                                                      SEPTEMBER 30,
                                                                             ----------------------------
                                                                                  1996           1995
                                                                             -------------   ------------
         Continuing operations:
           At federal statutory rates                                             (34.0)%         (34.0)%
           Effect of:
              State income taxes, net of federal benefit                           (3.9)           (1.2)
              Change in property, plant and equipment                              (3.3)           -
              Change in inventory                                                  (5.7)           -
              Change in net operating loss and other
                 carryforwards *                                                    3.8             -
              Miscellaneous                                                        (3.9)           (4.4)
                                                                                -------         -------
                                                                                  (47.0)%         (39.6)%
                                                                                =======         =======

         Discontinued operations:
           At federal statutory rates                                              -   %          (34.0)%
           Effect of:
              Change in valuation allowance                                        -                5.4
              Change in net operating loss and other
                 carryforwards *                                                   -                4.1
                                                                                -------         -------
                                                                                   -   %          (24.5)%
                                                                                =======         =======

         * Changes in net operating loss and other carryforwards arise due to the use of best estimates at the time of the preparation of financial statements which is prior to preparation of income tax returns.

     At September 30, 1996, the Company has unused net operating loss carryforwards and contribution carryforwards of approximately $5,700,000 and $212,000 expiring through September 30, 2011 and 1999, respectively.

     The Company expects income from its continuing operations in amounts sufficient to enable it to realize the deferred tax assets.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996






NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Company rents its facilities under leases expiring at various dates through April 2002. In addition, the Company is leasing two warehouse facilities on a month-to-month basis. Total net rent expense for the years ended September 30, 1996 and 1995 amounted to $477,630 and $368,856, respectively.

     Minimum rental commitments under such leases for future fiscal years ending September 30, are summarized below:

                  1997                                     $  373,800
                  1998                                        265,875
                  1999                                        132,500
                  2000                                         66,375
                  2001                                         69,000
                  Years subsequent to 2001                     40,250
                                                           ----------
                                                           $  947,800
                                                           ==========

     The Company leases commercial real estate described in Note 14. The lease contains an escalation for the tenants' proportionate share of real estate tax increases and requires the tenant to maintain certain levels of insurance coverage. Minimum future rentals to be received under the lease for future fiscal years are as follows:

                     1997                                $   93,500
                     1998                                   101,750
                     1999                                   104,500
                     2000                                   112,750
                     2001                                   115,500
                     Years subsequent to 2001               424,900
                                                         ----------
                                                         $  952,900
                                                         ==========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996




NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     LETTERS OF CREDIT

     At September 30, 1996, the Company was contingently liable on unused letters of credit in the amount of $759,600 ($675,500 to related parties).

     EMPLOYMENT CONTRACTS

     The Company has employment contracts with its two principal officers covering three year terms ending September 30, 1997 and October 31, 1997. The agreements provide for annual salaries aggregating $425,000 and bonuses aggregating 12.5% of the Company's income before taxes in excess of $1,000,000. Compensation incurred under these agreements amounted to $387,500 and $425,000 for the years ended September 30, 1996 and 1995, respectively.

     In October 1996, the Company entered into an employment agreement with a new president for a term of two years. The agreement provides for the following:

     1.  An annual salary of $150,000
     2.  A signing bonus of $30,000.
     3. A bonus with respect to each fiscal year based on the profitability of the Company but limited to $100,000 per year.
     4. Options to purchase 300,000 shares of common stock, par value $.01 per share, at an exercise price equal to the fair market value of such shares as of the date of approval subject to certain limitations and circumstances as per the agreement.
     5. Options to purchase 500,000 shares of common stock, par value $.01 per share, if the Company's income before provision for income taxes exceeds $1,000,000 in either of the years ended September 30, 1997 or 1998. The exercise price of the options shall be equal to the fair market value on the date of grant and such options shall vest 25% every six months after the date of grant, provided the president is still employed by the Company. The options are exerciseable for a period of ten years from the date of grant.


NOTE 12 - MAJOR CUSTOMERS

     The Company's major customers are as follows:

                                                                           YEARS ENDED SEPTEMBER 30,
                                                        -------------------------------------------------------------
                                                                     1996                             1995
                                                        -----------------------------       -------------------------
                                                                               % OF                             % OF
                                                                                NET                              NET
                                                              SALES            SALES           SALES            SALES
                                                          ------------       ------         ------------      ------
                  Customer 1                              $  2,405,820         13.5         $  2,936,999        18.9
                  Customer 2                                 2,143,222         12.0            1,773,955        11.4
                  Customer 3                                      -             -              1,559,476        10.1
                                                          ------------       ------         ------------      ------

                  Sales to major customers                $  4,549,042         25.5         $  6,270,430        40.4
                                                          ============       ======         ============      ======

                  Net sales                               $ 17,871,697        100.0         $ 15,539,406       100.0
                                                          ============       ======         ============      ======

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996




NOTE 13 - DISCONTINUED OPERATIONS

     In April 1994, the Company adopted a plan to dispose of its Brooklyn, New York facility which consisted principally of its Bindercraft and Republic divisions.

     In fiscal 1994 and 1995, such divisions were disposed of and the effect of these transactions as well as the operating results of these divisions were reflected as discontinued operations in the respective years. Net sales of discontinued operations amounted to $2,531,000 for the year ended September 30, 1995.

     The Company received a subordinated five-year note as proceeds from the sale of certain assets of its Republic division. The note is payable in equal monthly installments of $5,833 plus interest at prime (not to exceed 9%). The balance owed to the Company at September 30, 1996 is $256,270 and matures as follows:

                           FISCAL YEAR ENDING
                              SEPTEMBER 30,
                           -------------------
                                   1997                $   69,996
                                   1998                    69,996
                                   1999                    69,996
                                   2000                    46,282
                                                       ----------
                                                       $  256,270
                                                       ==========

     As a result of the disposal of these divisions, the Company is indebted to the landlord of the Brooklyn facility (see Note 7). In addition, the Company is also indebted to the union which represented the employees of that facility. At September 30, 1996, the amount owed was $67,500 which is payable in quarterly installments of $11,250 through January 1998. The current portion of the union debt in the amount of $45,000 is included in accrued expenses and other current liabilities.


NOTE 14 - BUILDING HELD FOR SALE OR LEASE

     The Company is holding a building for sale or lease which is subject to a mortgage (see Note 8). Management does not expect that there will be a loss incurred upon any future sale and therefore the property is carried at book value in the balance sheet. Depreciation expense on the building, which is included in net rental income, amounted to $32,734 and $32,000 for the years ended September 30, 1996 and 1995, respectively.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996





NOTE 15 - NOTES PAYABLE - RELATED PARTIES

     At September 30, 1996, notes payable - related parties consists of the following:

         Note payable to a relative of a principal stockholder/
             officer on September 1, 2000, bearing interest at
             10% per annum                                                         $  90,950
         Note payable to a stockholder on September 10, 2000,
             bearing interest at 1% over prime.  On February 12,
             1996, the note was converted into common stock at
             a conversion price of $2.00 per share (*)                                  -
                                                                                   ----------
                                                                                      90,950
         Less:  Current maturities                                                      -
                                                                                  ----------
                                                                                   $  90,950
                                                                                  ==========

         (*) The Company borrowed an additional $157,200 during fiscal 1996 under the same terms as this note. The note was converted into common stock at a conversion price of $2.00 per share.

     Both notes were issued in September 1995 and no interest was accrued as it was deemed to be immaterial. Interest amounted to $29,869 for the year ended September 30, 1996.

NOTE 16 - BUSINESS SEGMENT DATA

     The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

  BUSINESS SEGMENT                                 OPERATIONS
  ----------------                                 -----------
  Advertising Specialties     Manufacture of vinyl advertising specialties for sale primarily to distributors for resale

  Carrying Cases and Bags     Manufacture of soft-sided carrying cases and bags for sale to original equipment manufacturers and computer carrying cases marketed for general retail distribution


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996



NOTE 16 - BUSINESS SEGMENT DATA (CONTINUED)

     Net sales of each segment are as follows:

                                                                                   YEARS ENDED
                                                                                  SEPTEMBER 30,
                                                                         ------------------------------
                                                                              1996             1995
                                                                         -------------       ----------
                                                                                 (000's Omitted)

                  Advertising specialties                                  $    3,192        $    3,073

                  Carrying cases and bags                                      14,680            12,466
                                                                           ----------        ----------

                                                                           $   17,872        $   15,539
                                                                           ==========        ==========

     Net sales by geographic area are as follows (foreign sales denominated in U.S. dollars):

         Advertising specialties - U.S.                                     $   3,192         $   3,073
                                                                            =========         =========

         Carrying cases and bags:
           U.S.                                                                12,654            10,842
           Europe                                                               1,952             1,383
           Others                                                                  74               241
                                                                            ---------         ---------
                                                                               14,680            12,466
                                                                            ---------         ---------

                                                                            $  17,872         $  15,539
                                                                            =========         =========

     Operating loss of each segment is as follows:

                                                                                   YEARS ENDED
                                                                                  SEPTEMBER 30,
                                                                         ------------------------------
                                                                              1996             1995
                                                                         -------------       ----------
                                                                                 (000's Omitted)

              Advertising specialties                                      $    (526)          $  (75)
              Carrying cases and bags                                         (1,160)             (48)
                                                                           ---------           ------

              Operating loss of segments                                      (1,686)            (123)
              Other income                                                        51               29
              General corporate expenses                                        (115)            (233)
              Interest expense                                                  (247)            (132)
                                                                           ---------           ------

                                                                           $  (1,997)          $ (459)
                                                                           =========           ======

     Operating profit is net sales less applicable operating expenses. In computing operating profit, general corporate expenses and interest expense have been excluded.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996





NOTE 16 - BUSINESS SEGMENT DATA (CONTINUED)

     Identifiable assets of each segment are as follows:

                                                                                   YEARS ENDED
                                                                                  SEPTEMBER 30,
                                                                         ------------------------------
                                                                              1996             1995
                                                                         -------------       ----------
                                                                                 (000's Omitted)

              Advertising specialties                                       $  1,292          $ 1,611
              Carrying cases and bags                                          4,145            3,713
                                                                            --------          -------

              Identifiable assets                                              5,437            5,324
              General corporate assets                                         3,364            1,506
                                                                            --------          -------

                                                                            $  8,801          $ 6,830
                                                                            ========          =======

     Identifiable assets by segment are those assets that are used in the operations of each segment. General corporate assets consist principally of deferred taxes, notes and loans receivable, building held for sale or lease and amounts due from officers.

     Depreciation and amortization of each segment are as follows:

                                                                                   YEARS ENDED
                                                                                  SEPTEMBER 30,
                                                                         ------------------------------
                                                                              1996             1995
                                                                         -------------       ----------
                                                                                 (000's Omitted)

                  Advertising specialties                                    $   23            $  31
                  Carrying cases and bags                                       137              166
                                                                             ------            -----

                  Segment depreciation and amortization                         160              197
                  General corporate depreciation
                    and amortization                                             69               85
                                                                             ------            -----

                                                                             $  229            $ 282
                                                                             ======            =====

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996





NOTE 17 - STOCKHOLDERS' EQUITY

     In October 1994, the Company increased the number of authorized shares from 2,000,000 to 10,000,000 and granted options to two officers of the Company to purchase 300,000 shares of common stock each at a price of $.75 per share which was in excess of market value at that time. The options are exercisable over a five-year period commencing December 1, 1995. At September 30, 1996, none of the options have been exercised.

     On December 27, 1995, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The transaction has been reflected in the fiscal 1995 financial statements and all share data and per share amounts have been adjusted to reflect the stock split on a retroactive basis.

     In March 1996, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the purpose of registering 2,900,000 shares of its $.01 par value common stock to be offered to the holders of its Class A and Class B warrants (see following paragraph) and other warrants held by consultants (see Note 18).

     During December 1994, the Company issued 500,000 Units consisting of two shares of its common stock, one Class A warrant and one Class B warrant at a subscription price of $2.00 each under the terms of a private placement memorandum. Net proceeds of the offering amounted to approximately $790,000. The warrants are exercisable only during the period that a registration statement filed with the Securities and Exchange Commission covering the shares of common stock issuable upon exercise of the warrants is effective. Additional terms of the warrants are as follows:


             NUMBER OF SHARES      EXERCISE
                PER WARRANT          PRICE      EXPIRATION DATE
                                  (per share)
             -----------------   -----------    ---------------
Class A             2                 $1.75    December 31, 1996
Class B             2                  2.50    December 31, 1997

     During the year ended September 30, 1996, 473,500 Class A warrants and 281,000 Class B warrants were exercised resulting in the purchase of 1,509,000 shares of common stock.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996




NOTE 18 - WARRANTS

     On September 26, 1994, the Company issued a warrant to purchase 700,000 shares of common stock at an exercise price of $.005 per share. The warrant was issued pursuant to a two year consulting agreement and is exercisable over a four year period. Based on a market valuation of $.1875 per share, the expense to be recognized over the life of the agreement is $127,750. During the year ended September 30, 1996, 500,000 shares were purchased.

     In February 1995, the Company issued an additional warrant to a financial consultant to purchase 200,000 shares at $1.00 per share pursuant to the terms of a four year agreement. Based on a market valuation of $1.50 per share, the expense to be recognized over the life of the agreement is $100,000. During the year ended September 30, 1996, 25,000 shares were purchased.

     For the year ended September 30, 1996 and 1995, the amount charged to operations and credited to paid-in capital totalled $88,876 and $79,146, respectively.


NOTE 19 - STOCK OPTION PLAN

     On February 12, 1996, the Board of Directors adopted the 1996 Stock Option Plan which authorizes the issuance of up to 1,400,000 shares of common stock. On such date, the Board granted incentive stock options to various employees to acquire an aggregate of 635,000 shares at an option price of $5.25 per share and an aggregate of 600,000 shares of common stock (issued to the Company's Chairman and Executive Vice President) at an option price of $5.775 per share. At September 30, 1996, none of the options have been exercised.

     In December 1996, the above-mentioned plan was canceled. In its place, the board adopted, subject to shareholder approval, the Company's 1996 Stock Incentive Plan which authorizes the issuance of up to 4,000,000 shares of common stock at exercise prices to be determined by a proposed secondary public offering of the Company's shares.

     Pursuant to this plan, the Company's chief executive officer, executive vice president and president were each granted, subject to shareholder approval, options to purchase 300,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of shareholder approval of the Incentive Plan.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996







NOTE 20 - 401(K) PLAN

     The Company has a 401(k) profit sharing plan covering substantially all employees who meet eligibility requirements.

     Profit sharing expense amounted to $34,861 and $29,986 for the years ended September 30, 1996 and 1995, respectively.


NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts at which cash and cash equivalents, accounts receivable, acceptances and notes payable, accounts payable and accrued expenses and other current liabilities are presented in the balance sheet approximate their fair value due to their short maturities. The amounts at which mortgage payable and notes payable - related parties are presented in the balance sheet approximate their fair value as their interest rates are comparable to other similar types of debt.

     The following table presents the carrying amounts and fair values at September 30, 1996 for the following:

                                                                     CARRYING           FAIR
                                                                      AMOUNT            VALUE
                                                                     ---------      -----------

              Notes and loans receivable                             $ 256,270      $  216,875
              Notes and loans receivable - officers                    239,586         192,219
              Long-term debt                                           512,417         461,915

     The fair values of the above items have been determined based on discounted cash flow using a market rate of interest at the balance sheet date as applicable to comparable items.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS




                COLUMN A                         COLUMN B            COLUMN C            COLUMN D           COLUMN E
----------------------------------------    ------------------  ------------------  -----------------     ------------
                                                BALANCE AT          ADDITIONS                                BALANCE
                                                 BEGINNING          CHARGED TO                               END OF
                                                  OF YEAR           OPERATIONS          DEDUCTIONS            YEAR
                                            ------------------  ------------------  -----------------     ------------
               DESCRIPTION
               -----------

Allowance for doubtful accounts

   Year ended September 30, 1995*                $  21,200           $  9,800           $    -              $  31,000

   Year ended September 30, 1996                    31,000             19,000                -                 50,000





* Not included in discontinued operations

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: December 23, 1996              FORWARD INDUSTRIES, INC.

                                       By: /s/Theodore H. Schiffman
                                          ---------------------------
                                          Theodore H. Schiffman
                                          Chairman; Chief Executive Officer
                                          and Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


December 23, 1996                      /s/Theodore H. Schiffman
                                       --------------------------------
                                       Theodore H. Schiffman
                                       Chief Executive Officer; Chief Financial
                                       Officer; Director (Principal Executive
                                       Officer and Financial and Accounting
                                       Officer)


December 23, 1996                      /s/Michael Schiffman
                                       --------------------------------
                                       Michael Schiffman
                                       Executive Vice President and Director


December 23, 1996                      /s/Noah Fleschner
                                       --------------------------------
                                       Noah Fleschner
                                       Director


December 23, 1996                      /s/William E. Mooar
                                       --------------------------------
                                       William E. Mooar
                                       President and Director


December 23, 1996                      /s/Stephen Schiffman
                                       --------------------------------
                                       Stephen Schiffman
                                       Secretary

                                 EXHIBIT INDEX
                                 -------------
                                                                       Page No.
                                                                       --------
2.       PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
         LIQUIDATION OR SUCCESSION

         (a) Agreement dated June 9, 1994, between the Company and Northeast Looseleaf, Inc. and amendment thereto (incorporated herein by reference to Exhibit 6(i) to the Company's Form 10-SB
Registration Statement ("Form 10-SB"))

         (a)(1) Settlement Agreement dated December 17, 1995, between the Company and Northeast Looseleaf, Inc. et al.
(Incorporated herein by reference to Exhibit 2(a)(1) to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30,
1996).

         (b) Agreement dated as of April 24, 1995 between the Company and Republic Clear-Thru Acquisition Corp. (incorporated herein by reference to Exhibit 1 to the Company's Form 8-K Report dated April 27, 1995)

3.        ARTICLES OF INCORPORATION AND BY-LAWS

         (a) Certificate of Incorporation of the Company as amended to date (incorporated by reference to Exhibit 2(a) to the form 10-SB)

         (b) By-Laws (incorporated by reference to Exhibit 2(b) to the Form 10-SB)

         (c)     Amendment to By-Laws (Article I, Section 2)
(incorporated by reference to Exhibit 3(c) to the Company's
Registration Statement on Form SB-2 filed November 13, 1995 (Reg. No. 33-99338) (the "1995 SB-2 Registration Statement")

4.       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

         (a) Form of Subscription Agreement executed in connection with Private Placement November - December, 1994 (transfer restriction) (incorporated by reference to Exhibit 3(a) to the Form 10-SB)

         (b) Warrant Agreement dated October 20, 1994 between the Company and Mellon Securities Trust Company, including forms of Class A Warrant and Class B Warrant (incorporated by reference to Exhibit 3(b) to the Form 10-SB)

         (c) Consulting Agreement dated September 26, 1994 between the Company and CWAI Consultants Corp., including form of Warrant; Amendment thereto dated October 13, 1994 (incorporated by reference to Exhibit 3(c) to the Form 10-SB)

         (c)(1)  Amendment No. 2 CWAI Consultants Corp. Warrant
(incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10Q-SB for the quarter ended March 31, 1995)

         (c)(2) Restated and Amended CWAI Consultants Corp. Warrant dated November 6, 1995 (incorporated by reference to Exhibit 4(c)(2) to the 1995 SB-2 Registration Statement)

         (c)(3) CWAI Consultants Corp. Warrant dated December 11, 1995, superseding the Restated and Amended Warrant filed as Exhibit
(c)(2)(incorporated herein by reference to Exhibit 4(c)(3) to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995).

         (d) Business Loan Agreement dated November 9, 1989 between Koszegi Industries, Inc. ("Koszegi") and 1st Source Bank
("Bank") (without exhibits) (incorporated by reference to Exhibit
3(d) to the Form 10-SB)

         (e)     Security Agreement dated November 9, 1989 from
Koszegi to Bank (incorporated by reference to Exhibit 3(f) to the Form 10-SB)

         (f) Letter from Bank to Koszegi dated November 9, 1989 (incorporated by reference to Exhibit 3(g) to the Form 10-SB)

         (g) Subordination of Liens Agreement dated October 30, 1989 between Bank Leumi Trust Company of New York and Bank, with
First, Second and Third Amendments thereto (incorporated by reference to Exhibit 3(h) to the Form 10-SB)

         (h) Real Estate Mortgage and Security Agreement dated September 7, 1990 between Koszegi and Bank (incorporated by reference to Exhibit 3(j) to the Form 10-SB)

         (i) General Loan Agreement dated August 30, 1991 between Koszegi and Bank (incorporated by reference to Exhibit 3(k) to the Form 10-SB)

         (j) Amendment thereto dated June 30, 1994 (incorporated by reference to Exhibit 30) to the Form 10-SB)

         (k)     Term Promissory Note of Koszegi dated August 30,
1991 to Bank in original principal amount of $400,000 (incorporated by reference to Exhibit 3(m) to the Form 10-SB)

         (l)     Subordination of Debt Agreement dated August 30,
1991 between Koszegi and Bank (incorporated by reference to Exhibit 3(n) to the Form 10-SB)

         (m)     Security Agreement dated August 30, 1991, from
Koszegi to Bank (incorporated by reference to Exhibit 3(o) to the Form 10-SB)

         (n)     Continuing Guaranty of Payment dated August 30,
1991, from the Company to Bank (incorporated by reference to Exhibit 3(p) to the Form 10-SB)

         (o) Term Promissory Note of Koszegi dated June 30, 1994 in principal amount of $200,000 (incorporated by reference to Exhibit 3(q) to the Form 10-SB)

         (p) Letter of Understanding and Agreement to Pledge dated June 30, 1994 among Koszegi, the Company, Theodore Schiffman and Bank (incorporated by reference to Exhibit 3(r) to the Form
10-SB)

         (q) First Mortgage Note dated May 9, 1989 of the Company to the Greater New York Savings Bank in the principal amount of $1.2 million (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989)

         (r) First Mortgage and Security Agreement dated May 9, 1989 of the Company to the Greater New York Savings Bank
(incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989)

         (s) Revolving Promissory Note of Koszegi dated May 23, 1995 to Bank in principal amount of $750,000, maturing January 31, 1996 (incorporate by reference to Exhibit 1(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995)

         (t) Revolving Promissory Note of Koszegi dated July 3, 1995 to Bank in principal amount of $350,000, maturing January 31, 1996 (incorporated by reference to Exhibit 1(b) to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995)

         (u) Term Promissory Note of Koszegi dated June 14, 1995 to Bank in principal amount of $300,000, maturing June 15, 1998
(incorporated by reference to Exhibit 1(c) to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995)

         (v) Security Agreement dated June 14, 1995 between the Company and 1st Source Bank (incorporated by reference to Exhibit
1(d) to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995)

         (w) Consulting Agreement dated as of February 21, 1995 between the Company and Michael Klein, including form of Warrant
(incorporated by reference to Exhibit 3(bb) to the Form 10-SB)

         (x) Convertible Note of the Company dated as of September 11, 1995, to Cheryl Fenster Fishoff in the principal amount of $400,000 (incorporated by reference to Exhibit 4(x) to the 1995 SB-2 Registration Statement)

         (y) Convertible Note of the Company dated December 19, 1995, to Cheryl Fenster Fishoff in the principal amount of $157,200 (incorporated herein by reference to Exhibit 4(y) to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30,
1995).

         (z) Revolving Promissory Note of Koszegi dated January 31, 1996 to 1st Source Bank in principal amount of $750,000 maturing March 30, 1996 (incorporated by reference to Exhibit 1(a) the
Company's Quarterly Report on Form 10-QSB for the quarter ended
December 31, 1995)

         (aa) Revolving Promissory Note of Koszegi dated January 31, 1996 to 1st Source Bank in principal amount of $350,000 maturing March 30, 1996 (incorporated by reference to Exhibit 1(b) to the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 1995)

         (bb) Convertible Note of the Company dated as of October 25, 1996 to Cliveden Capital Offshore Fund, Ltd. In the principal amount of $150,000.

9.       VOTING TRUST AGREEMENT - not applicable

10.      MATERIAL CONTRACTS

         (a) Lease, dated March 28, 1989 between Janice Corson as landlord, and Koszegi Industries, Inc. (formerly KP Industries, Inc.) as tenant, with Guarantee of the Company (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on April 11, 1989)

         (b) Employment Agreement dated October 1, 1994 between the Company and Theodore H. Schiffman (incorporated by reference to Exhibit 6(d) to the Form 10-SB)

         (c) Employment Agreement dated November 1, 1994 between the Company and Michael Schiffman (incorporated by reference to Exhibit 6(e) to the Form 10-SB)

         (d) Stock Option Agreement dated October 12, 1994 between the Company and Theodore H. Schiffman (incorporated by reference to Exhibit 6(f) to the Form 10-SB) (e) Stock Option Agreement dated October 12, 1994 between the Company and Michael Schiffman (incorporated by reference to Exhibit 6(g) to the Form 10-SB)

         (f) Agreement dated January 19, 1994 with Inter-Ocean Industries, Inc. re: letters of credit (incorporated by reference to Exhibit 6(h) to the Form 10-SB)

         (g) Placement Agent Agreement dated October 20, 1994 between the Company and Brookehill Equities, Inc. (incorporated by reference to Exhibit 6(j) to the Form 10-SB)

         (h) Consulting Agreement dated October 31, 1989 between HSI Acquisition, Inc. (a subsidiary of the Company since merged into the Company) and Mendel Shemtov (incorporated by reference to Exhibit 60 to the Form 10-SB)

         (i) Lease Termination Agreement dated August 14, 1995 between REA Realty Co. and the Company (incorporated by reference to Exhibit 10(i) to the 1995 SB-2 Registration Statement)

         (j)(1) Employment Agreement dated October 14, 1996 between the Company and William Mooar (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated October 14, 1996)

         (j)(2) Amendment No. 1 to Employment Agreement between the Company and William Mooar

11. STATEMENT RE COMPUTATION OF PER SHARE EARNINGS - Not required since such computation can be clearly determined from the material contained h this report on Form 10-KSB

13. ANNUAL REPORT TO SECURITY HOLDERS FOR THE LAST FISCAL YEAR, FORM 10-Q OR 10-QSB OR QUARTERLY REPORT TO SECURITY HOLDERS, IF
INCORPORATED BY REFERENCE IN THE FILING - Not applicable

16.      LETTER ON CHANGE IN CERTIFYING ACCOUNTANT - Not applicable

18.      LETTER ON CHANGE IN ACCOUNTING PRINCIPLES - Not applicable

21. SUBSIDIARIES OF THE SMALL BUSINESS ISSUER (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995)

22.      PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE
OF SECURITY HOLDERS - Not applicable

23.      CONSENT OF EXPERTS AND COUNSEL - Not applicable

24.      POWER OF ATTORNEY - Not applicable

28.      INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE
REGULATORY AUTHORITIES - Not applicable

99.      (b)(1)  The Company's Current Report on Form 8-K dated
October 14, 1996

            (2)  The Company's current report on Form 8-K dated
October 25, 1996