Form 10KSB/A
period 1996-09-30
FORWARD INDUSTRIES INC
filed 1997-01-13
CIK 38264

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934]: For the fiscal year ended       September 30, 1996
                                             ---------------------------------
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934: For the transition period from             to
                                             -----------    ------------

                         Commission file number 0-6669
                                                ------
                           FORWARD INDUSTRIES, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

            New York                                  13-1950672
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

275 Hempstead Turnpike, West Hempstead, NY               11552
------------------------------------------             ----------
 (Address of principal executive offices)              (Zip Code)

                                (516) 564-1100
               ------------------------------------------------
               (Issuer's Telephone Number, including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No
                  ---     ---

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of December 23, 1996, 5,922,282 Shares of Common Stock, $.01 par value

         Transitional Small Business Disclosure Format: Yes    ; No  X
                                                            ---     ---

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for its fiscal year ended September 30, 1996, as set forth herein:

Cover Page
PART III
Item 10.          Executive Compensation
Item 11.          Security Ownership of Certain Beneficial Owners and Management
Item 12.          Certain Relationships and Related Transactions

PART III

ITEM 10 - EXECUTIVE COMPENSATION

Summary of Compensation in Fiscal 1996, 1995 and 1994

                  The following table sets forth certain summary information regarding all cash and non-cash compensation paid by the Company during Fiscal 1996, Fiscal 1995 and Fiscal 1994 to each of its executive officers earning more than $100,000.

                                            SUMMARY COMPENSATION TABLE

                                            Annual Compensation                    Long Term Compensation
                              ----------------------------------------       ----------------------------------
                                                                             Securities
Name and                      Fiscal                      Other Annual       Underlying             All Other
Principal Position             Year         Salary        Compensation        Options              Compensation
------------------             ----         ------        ------------        -------              ------------
Theodore H. Schiffman,        1996          $275,000                         300,000 shares(c)
 Chairman of the Board,
 Chief Executive Officer
                              1995          $275,000                         300,000 shares
                              1994          $275,000
Michael Schiffman,            1996          $112,500                         300,000 shares(c)
 Executive Vice President
                              1995          $150,000      $76,500(a)(b)      300,000 shares
                              1994          $125,000


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

                  Effective October 14, 1996, the Company entered into an employment agreement (as amended, the "Agreement") with William Mooar, pursuant to which Mr. Mooar will serve as President of the Company and perform duties for the Company of a senior executive nature. Simultaneously, Mr. Mooar became a director of the Company. Mr. Mooar is employed at an annual base salary of $150,000, received a signing bonus of $30,000 and will receive incentive compensation with respect to each fiscal year of the Company ending during the term of the Agreement equal to the product of (i) $100,000, and
(ii) a fraction, the numerator of which will be the Company's audited pre-tax opening profit (if any) for such fiscal year and the denominator of which will be $500,000. The Agreement provides that, subject to shareholder approval, Mr. Mooar will receive an option to purchase 300,000 shares of the Company's common stock, par value $.01 per share, at an exercise price equal to the fair market value of such shares as of the date of the approval of the shareholders of the Company thereof. The option will vest in four equal semi-annual installments commencing October 14, 1996, provided that Mr. Mooar continues in the Company's employ at each such vesting date. If such option is not approved by the Company's shareholders by March 30, 1997, the Company is required to sell Mr. Mooar on such date 300,000 shares of common stock at a price equal to the fair market value of such shares on such date, in lieu of such option, subject to Mr. Mooar's obligation to resell to the Company, at his purchase price, up to 225,000 of such shares on termination of his employment with the Company depending on when his employment terminates. The Agreement also provides that, subject to shareholder approval, the Company will grant Mr. Mooar an additional option (the "Incentive Option) to purchase an additional 500,000 shares of Common Stock if the Company's audited pre-tax operating income for its 1997 or 1998 fiscal year is at least $1 million. The Incentive Option, if earned, will be granted as of the date that the Company's independent auditors certify the Company's year-end financial statements which reflect achievement of the required pre-tax operating income. The Incentive Option will vest in four equal semi-annual installments commencing six months after the date of grant if Mr. Mooar is employed by the Company at such time, and will expire ten years after the date of grant. The Agreement expires October 13, 1998; however, the Company has the right to terminate the Agreement during the first 90 days thereof without cause and without incurring any termination obligation to Mr. Mooar.

OPTION GRANTS

                         OPTIONS GRANTS IN FISCAL 1996

                                       Percentage of
                         Number of     Total Options
                         Underlying       Granted
Name                       Shares      in Fiscal Year   Exercise Price   Expiration Date
----                     ---------     --------------   --------------   ---------------
Theodore H. Schiffman    300,000 (a)       24.3%            $5.775          2/12/2002
Michael Schiffman        300,000 (a)       24.3%            $5.775          2/12/2002


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


                                                                  Value of In-the-Money
                                    Number of Securities          Securities Underlying
                                   Underlying Unexercised         Unexercised Options at
                                Options at September 30, 1996     September 30, 1996(1)
                                -----------------------------   ----------------------------
Name                            Exercisable     Unexercisable   Exercisable    Unexercisable
----                            -----------     -------------   -----------    -------------
Theodore H. Schiffman             300,000         300,000(2)      $675,000        $675,000
Michael Schiffman                 300,000         300,000(2)      $675,000        $675,000

1     Based on closing bid quotation of $2.25 per share on September 30, 1996

2     Cancelled in December 1996

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Set forth below is information, as of December 31, 1996, with respect to the beneficial ownership of the Common Stock by (i) each person or group who is known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each of the directors of the Company, (iii) each of the executive officers of the Company named in the compensation table under Item 10 - "Executive Compensation", and (iv) all directors and executive officers of the Company, as a group (six persons).

                                                     Number of Shares                    Percent
Identity of Beneficial Owners                        Of Common Stock                     of Class
-----------------------------                        ----------------                    --------
Theodore H. Schiffman                                742,200 shares (a)(b)(c)             11.9%
275 Hempstead Turnpike
West Hempstead, New York 11552

William E. Mooar                                     300,000 shares (d)                    4.8%
541 Westover Road
Stamford, Connecticut  06902

Michael Schiffman                                    800,654 shares (b)(c)                12.9%
275 Hempstead Turnpike
West Hempstead, New York 11552

Stephen Schiffman                                    107,070 shares                        1.8%
275 Hempstead Turnpike
West Hempstead, New York 11552

Noah Fleschner                                       660 shares                              *
275 Hempstead Turnpike
West Hempstead, New York 11552

All directors and executive                          1,950,584 shares (a)(b)(c)(d)        28.6%
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

(d) Includes options to purchase 300,000 shares subject to shareholder approval of such options (provided, that if such approval is not obtained prior to March 30, 1997, the Company has agreed instead to sell Mr. Mooar 300,000 shares for the fair marker value as of such date) at fair market value on the date of such approval. Such options (or shares, as the case may be,) vest in four equal installments of 75,000 every six months commencing October 14, 1996. Does not include options to purchase up to 500,000 shares which the Company has agreed to grant Mr. Mooar, subject to shareholder approval, on achievement of certain income levels.

* Less than 1.0%.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The Company has made unsecured loans from time to time to Mr. and Mrs. Theodore H. Schiffman and to Mr. Schiffman's son Michael Schiffman. As of September 30, 1995, (a) Theodore A Schiffman executed a promissory note to the Company in the principal amount of $235,535, bearing interest at 6% per annum, payable annually on September 30 of each year, commencing September 30, 1996, with the first four installments each in the sum of $50,000 and the remaining installment in the sum of the balance due, and (b) Michael Schiffman executed a similar note in the principal amount of $50,000, bearing interest at 7% per annum, payable in equal annual installments of $10,000 each September 30 commencing September 30, 1996 through September 30, 2000. The balance of the loan to Mrs. Schiffman at September 30, 1996, $3,822, is due on demand with interest of 6% per annum.

                  Theodore H. Schiffman's son, Stephen Schiffman, is employed by the Company at an annual salary of $32,000. Stephen Schiffman is an administrator of the Company's Terrapin(TM) line of notebook computer carrying cases.

                  On September 1, 1995, the Company borrowed $100,000 from Carl Waldman, uncle of Theodore H. Schiffman, for a term of five years pursuant to a promissory note bearing interest at 10% per annum.

                  On September 11, 1995, the Company borrowed $400,000 from Cheryl Fenster Fishoff, a principal shareholder of the Company and the sister of Theodore H. Schiffman, pursuant to a Convertible Note bearing interest at 1% over the prime rate as published in The Wall Street Journal and due on September 10, 2000, unless converted to shares of Common Stock of the Company. The Note provides that it may be converted, in whole or in part, into such Common Stock at any time at the conversion price of $2.00 per share. In December and January of 1995 the Company borrowed an additional $157,200 from Mrs. Fishoff pursuant to a Convertible Note due on December 18, 2000 and otherwise under the same terms and conditions. On February 12, 1996 Mrs. Fishoff exercised her option to convert here debt into 278,600 Shares of Common Stock. The proceeds of these loans were used to fund working capital obligations of the Company.

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

                                  SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB/A to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: January 10, 1997                   FORWARD INDUSTRIES, INC.

                                          /s/ Theodore H. Schiffman

                                          By:
                                             ------------------------------
                                          Theodore H. Schiffman
                                          Chairman; Chief Executive Officer and
                                          Chief Financial Officer

                  In accordance with the Exchange Act, this report on Form 10KSB/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


January 10, 1997            /s/ Theodore H. Schiffman
                            --------------------------------
                            Theodore H. Schiffman
                            Chief Executive Officer; Chief Financial Officer;
                            Director (Principal Executive Officer and Financial
                            and Accounting Officer)

January 10, 1997            /s/ Michael Schiffman
                            --------------------------------
                            Michael Schiffman
                            Executive Vice President and Director


January 10, 1997            /s/ Noah Fleschner
                            --------------------------------
                            Noah Fleschner
                            Director


January 10, 1997            /s/ William E. Mooar
                            --------------------------------
                            William E. Mooar
                            President and Director


January 10, 1997            /s/ Stephen Schiffman
                            --------------------------------
                            Stephen Schiffman
                            Secretary