Form 10QSB
period 1996-12-31
FORWARD INDUSTRIES INC
filed 1997-02-13
CIK 38264

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                             -----------------    -----------------

                         Commission File Number:   0-6669
                                                 -----------

                           FORWARD INDUSTRIES, INC.
              --------------------------------------------------
              (Exact name of Registrant as specified in its Charter)

       NEW YORK                                     13-1950672
       --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                               275 Hempstead Turnpike
                              WEST HEMPSTEAD, NY 11552
              --------------------------------------------------
                      (Address of principal executive offices)

                                   (516) 564-1100
                   -------------------------------------------
                           (Registrant's telephone number)

              --------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---     ---

As of February 5, 1997, 6,122,282 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ______ No ___X__

                       FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                     FORM 10-QSB

                    THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995



                                       CONTENTS


                                                      PAGE
                                                      ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
          as of December 31, 1996 (Unaudited)
          and September 30, 1996                        3-4

         Consolidated Statements of Operations
          (Unaudited) for the Three Months
          Ended December 31, 1996 and 1995               5

         Consolidated Statements of Cash Flows
          (Unaudited) for the Three Months
          Ended December 31, 1996 and 1995              6-7

         Notes to Form 10-QSB (Unaudited)               8-9

Item 2.  Management's Discussion and Analysis
              or Plan of Operation                     10-12

PART II. OTHER INFORMATION                               13

                       FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                               DECEMBER 31,    SEPTEMBER 30,
                                                   1996            1996*
                                               ------------    -------------
                                                (UNAUDITED)

CURRENT ASSETS:
Cash and cash equivalents                          $513,637      $ 208,214
Accounts receivable, less allowance for
   doubtful accounts of $50,000 and $50,000       2,517,563      2,774,660
Inventories                                       1,665,784      1,916,874
Prepaid expenses and other current assets           137,970        213,736
Notes and loans receivable - current portion         69,996         69,996
Notes and loans receivable - officers - current
   portion                                           52,688         74,052
Deferred income taxes                               399,000        399,000
                                                -----------   ------------

Total current assets                              5,356,638      5,656,532
                                                -----------   ------------

PROPERTY, PLANT AND EQUIPMENT - net                 733,182        745,639
                                                -----------   ------------
OTHER ASSETS:
Deferred income taxes                             1,801,771      1,831,000
Building held for sale or lease                     153,780        161,963
Note receivable - net of current portion            168,775        186,274
Notes and loans receivable - officers - net of
   current portion                                  169,356        165,535
Deferred offering costs                              28,260             -
Other assets                                         53,813         53,813
                                                -----------   ------------

                                                  2,375,755      2,398,585
                                                -----------   ------------

                                                $ 8,465,575    $ 8,800,756
                                                -----------   ------------





* The balance sheet at September 30, 1996 is derived from the audited financial statements of that date.


                     The accompanying notes are an integral part
                       of the consolidated financial statements

                       FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS


                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 DECEMBER 31,   SEPTEMBER 30,
                                                    1996            1996*
                                                -------------  --------------
                                                 (UNAUDITED)
CURRENT LIABILITIES
  Acceptances and notes payable                   $1,340,261     $1,169,712
 Accounts payable                                  1,156,702      1,568,101
 Current maturities of mortgage payable               15,584         15,164
 Current maturities of long-term debt                306,667        445,750
 Accrued expenses and other current liabilities      559,357        636,484
                                                  ----------     ----------

          Total current liabilities                3,378,571      3,835,211
                                                  ----------     ----------

LONG-TERM LIABILITIES:
 Mortgage payable, net of current maturities       1,109,219      1,113,277
 Long-term debt, net of current maturities            58,625         66,667
 Notes payable - related parties                      88,700         90,950
 Other liabilities                                    11,250         22,500
                                                  ----------     ----------

                                                   1,267,794      1,293,394
                                                  ----------     ----------

         Total liabilities                         4,646,365      5,128,605
                                                  ----------     ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock, authorized shares, par value
 $.01; issued 6,252,062 and 6,052,062 shares
 (including 329,780 held in treasury)                 62,520         60,520
  Paid-in capital                                  5,773,707      5,669,457
  Deficit                                         (1,778,904)    (1,819,713)
                                                  ----------     ----------
                                                   4,057,323      3,910,264

Less: Cost of shares in treasury                     238,113        238,113
                                                  ----------     ----------
          Total stockholders' equity               3,819,210      3,672,151
                                                  ----------     ----------

                                                  $8,465,575     $8,800,756
                                                  ----------     ----------


* The balance sheet at September 30, 1996 is derived from the audited financial statements of that date.

                     The accompanying notes are an integral part
                       of the consolidated financial statements

                       FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                            THREE
                                                         MONTHS ENDED
                                                          DECEMBER 31,
                                                 --------------------------
                                                     1996           1995
                                                 -----------     ----------
NET SALES                                         $4,502,609     $5,286,748

COST OF GOODS SOLD                                 3,271,636      4,367,142
                                                  ----------     ----------

GROSS PROFIT                                       1,230,973        919,606
                                                  ----------     ----------
OPERATING EXPENSES:
 Distribution                                         17,784         35,094
 Selling                                             456,348        585,548
 General and administrative                          628,456        549,007
                                                  ----------     ----------
                                                   1,102,588      1,169,649
                                                  ----------     ----------

INCOME (LOSS) FROM OPERATIONS                        128,385       (250,043)
                                                  ----------     ----------

OTHER INCOME (DEDUCTIONS):
 Interest expense                                    (33,548)       (67,558)
 Interest expense - related parties                  (14,634)       (12,489)
 Interest income                                       8,491         10,056
 Rental income - net                                 (27,452)       (20,877)
 Other income - net                                    9,325         49,417
                                                  ----------     ----------

                                                     (57,818)       (41,451)
                                                  ----------     ----------

INCOME (LOSS) BEFORE PROVISION (CREDIT)
 FOR INCOME TAXES                                     70,567       (291,494)

PROVISION (CREDIT) FOR INCOME TAXES                   29,758        (70,000)
                                                  ----------     ----------

NET INCOME (LOSS)                                 $   40,809     $ (221,494)
                                                  ----------     ----------

NET EARNINGS (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE (Notes E and F)          $    .01       $(.06)
                                                  --------       -----

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING
 (Notes E and F)                                   5,872,282      3,409,682
                                                  ----------     ----------

DIVIDENDS                                           NONE          NONE
                                                    ----          ----


                     The accompanying notes are an integral part
                       of the consolidated financial statements

                       FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                            THREE
                                                         MONTHS ENDED
                                                          DECEMBER 31,
                                                 --------------------------
                                                      1996          1995
                                                 ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                 $  40,809    $ (221,494)
 Adjustments to reconcile net
   income (loss) to net
     cash provided by (used in)
       operating activities:
        Accrued interest receivable                       -         (3,200)
        Depreciation and amortization                 47,406        58,400
        Deferred taxes                                29,229       (70,000)
        Non-cash compensation                          6,250        22,219
        Changes in assets and liabilities:
            Accounts receivable                      257,097      (283,272)
            Inventories                              251,090       388,575
            Prepaid expenses and other
              current assets                          75,766       (75,016)
            Other assets                                -           (6,144)
            Accounts payable                        (411,399)     (210,870)
            Accrued expenses and other current
              liabilities                            (77,127)         (567)
            Other liabilities                        (11,250)      (10,125)
                                                   ---------     ---------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                               207,871      (411,494)
                                                   ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from notes and loans receivable             17,499        17,499
 Collections from officers                            17,543        34,752
 Purchases of property, plant and equipment          (26,766)      (33,694)
                                                   ---------     ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES              8,276        18,557
                                                   ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term borrowings                 170,549       210,106
 Payments of long-term notes                         (47,125)     (150,161)
 Payments of mortgage                                 (3,638)       (5,374)
 Proceeds from notes payable - related parties            -        130,000
 Repayments of notes payable - related parties        (2,250)         (750)
 Deferred offering costs                             (28,260)      (90,000)
                                                   ---------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES             89,276        93,821
                                                   ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS              305,423      (299,116)

CASH AND CASH EQUIVALENTS - beginning                208,214       478,784
                                                   ---------     ---------

CASH AND CASH EQUIVALENTS - ending                 $ 513,637     $ 179,668
                                                   ---------     ---------


                     The accompanying notes are an integral part
                       of the consolidated financial statements

                       FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                     (UNAUDITED)





                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                       ------------------------
                                                         1996             1995
                                                       ---------      ---------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
     Interest                                           $ 76,670       $111,899
     Income taxes                                            529            -

SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
     Warrants issued for services rendered              $  6,250       $ 22,219
                                                        --------       --------
SCHEDULE OF NON-CASH FINANCING
 ACTIVITIES:
     Conversion of long-term debt
        into common stock                               $100,000       $    -
                                                        --------       --------



                     The accompanying notes are an integral part
                       of the consolidated financial statements

                        FORWARD INDUSTRIES, INC AND SUBSIDIARY

                                 NOTES TO FORM 10-QSB

                    THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                     (UNAUDITED)


NOTE A

     The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at September 30, 1996, included in its Form 10-KSB. Such statements should be read in conjunction with the data herein.

NOTE B

     The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE C

     Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

NOTE D

     Inventories are summarized as follows:

                                         DECEMBER 31,    SEPTEMBER 30,
                                             1996            1996
                                         ------------    -------------
                                          (UNAUDITED)

          Finished goods                  $  555,521       $  910,780
          Work-in-process                    724,496          507,372
          Raw materials and supplies         385,767          498,722
                                          ----------       ----------
                                          $1,665,784       $1,916,874
                                          ----------       ----------

NOTE E

     Earnings (loss) per share are based on the weighted average number of shares outstanding during each period presented. Common stock equivalents have not been included for the three months ended December 31, 1996 as their effect would be anti-dilutive. For the three months ended
     December 31, 1996, the modified treasury stock method was not utilized to calculate the dilutive effect of the options and warrants as their exercise prices were below the market price of the underlying securities.

                       FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                 NOTES TO FORM 10-QSB

                    THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                     (UNAUDITED)



NOTE F

     On December 27, 1995, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. All share data and per share amounts have been adjusted to reflect the stock split on a retroactive basis.

           THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED DECEMBER 31, 1996 (THE "1997 PERIOD") COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995 (THE "1996 PERIOD").

The profit in the 1997 Period of $40,809 is a significant improvement from the ($221,494) loss in the 1996 Period. Earnings per share increased from a loss of ($.06) in the 1996 Period to a profit of $.01 in the 1997 Period.

REVENUES. Net sales decreased $784,139 (14.8%) to $4,502,609 in the 1997 Period, from $5,286,748 in the 1996 Period. Sales of total carrying cases decreased by $376,067 and sales of advertising specialties decreased by $408,072. The Company's retail Terrapin-Registered Trademark- line accounted for an increase of $224,504.

OPERATING INCOME. Consolidated income from operations increased by $378,428 to a profit of $128,385 in the 1997 Period, up significantly from a ($250,043) loss in the 1996 Period.

Although net sales decreased in the 1997 Period, gross profits and margin increased significantly. Gross profit increased $311,367 (33.9%) to $1,230,973 in the 1997 Period up from $919,606 in the 1996 Period. The gross margin improved 9.9 percentage points to 27.3% in the 1997 Period up from 17.4% in the 1996 Period. These operating improvements reflect the cumulative impact of numerous management programs focused on increasing manufacturing efficiencies, raising quality standards and eliminating unprofitable product offerings.

Distribution expenses decreased $17,310 (49.3%) from $35,094 in the 1996 Period to $17,784 in the 1997 Period, primarily as a result of better control of import shipping expenses. Selling expenses decreased $129,200 (22.1%) from $585,548 in the 1996 Period to $456,348 in the 1997 Period. In the 1997 Period, the ratio of selling expenses to net sales was 10.1%, compared to 11.1% in the 1996 Period. This decrease in selling expenses in the 1997 Period was primarily the result of a 34% decrease in sales salaries and commissions reflecting a curtailed level of sales staffing coupled with lower sales volume, offset by increased advertising, show expenses and samples expenditures.

General and administrative expenses increased by $79,449 (14.5%) to $628,456 in the 1997 Period from $549,997 in the 1996 Period, consisting primarily of increases in salaries and payroll taxes, and travel and entertainment reflecting key management additions and increased travel related to cost containment efforts. These increases were somewhat offset by lower costs associated with the opening of letters of credit for overseas sourcing of carrying cases.

OTHER INCOME (DEDUCTIONS) AND TAXES. Total interest expenses decreased by $31,865 (39.6%) to $48,677 in the 1997 Period from $80,047 in the 1996 Period due to lower borrowing levels. The Company's rental building in Brooklyn, New York, was partially leased during both the 1997 and 1996 Periods. Rental income
- net
decreased from a loss of ($20,877) in the 1996 Period to a loss of ($27,452) in the 1997 Period as a result of higher operating expenses and real estate taxes.

Other income - net decreased $40,092 in the 1997 Period from the 1996 Period. The reduction was primarily due to the income associated with the disposition of unutilized fully depreciated machinery and equipment in the 1996 Period.

The effective tax rate in the 1997 Period was 42.2% compared to the 24.0% rate in the 1996 Period. The differential in rates occurred primarily due to the balance sheet approach used to calculate deferred income taxes for the 1996 Period.

LIQUIDITY AND CAPITAL RESOURCES.

In the 1997 Period, $207,871 of cash was provided by operating activities. Net profits in the 1997 Period of $40,809, a reduction of accounts receivable of $257,097, lower inventories of $251,090, decreases in deferred taxes of $29,229 and lower prepaid and various other assets of $75,766 provided operational cash. Reductions of accounts payable ($411,399) and accrued expenses and other liabilities ($82,127) partially offset cash provided from operations. Net investing activities in the 1997 Period provided cash of $8,276. The Company collected $17,543 of notes receivable which arose from the sale of its discontinued operations in 1994 and collected $17,499 of loans made to its officers. In the 1997 Period, the Company purchased $27,766 of property, plant and equipment.

Financing activities in the 1997 Period provided cash of $89,276. This consisted primarily of the following: proceeds from net additional borrowings for letter of credit financing of $170,549, offset by payments of long term notes payable of $47,125, current mortgage payments of $3,638, and notes payable to related parties of $2,250. The Company also incurred $28,260 of deferred offering costs relating to a proposed registration for a proposed equity financing.

The Company has a line of credit with its bank and is indebted to such bank for short-term borrowings and acceptances. The total line is for $1,100,000 of which $750,000 is reserved for letters of credit (acceptances). The Company's line of credit with it's bank was scheduled to mature on August 15, 1996 but was extended to March 17, 1997. In connection with such extension, the rate of interest on outstanding borrowings was increased from 1% to 1-1/2% over prime. The line of credit contains certain financial covenants, including maintaining certain financial ratios. At September 30, 1996, the Company was not maintaining such ratios and the bank has waived compliance through March 17, 1997. At December 31,1996, the Company owed the bank $1,106,415. The Company also is seeking financing from other institutional lenders to replace its existing bank line of credit, but has not received any commitments in this regard and there can be no assurance that any commitments will be forthcoming or will be on terms which will not be unduly burdensome to the Company.

On February 14, 1996, the Company obtained a thirteen month loan of $250,000 bearing interest at 10% per annum. The loan was convertible, under certain conditions and at the option of the lender, into shares of the Company's Common Stock at a conversion rate of $1.00 per share. In October 1996, some of the terms of the note were changed as follows:

     The note is now payable on the tenth business day after written demand on or after February 1, 1997.

     The note is convertible into shares of Common Stock at $.50 per share.  In
       October 1996, $100,000 of such debt was converted into 200,000 shares of Common Stock. The balance of the note shall not be convertible until April 15, 1997.

In January 1997, the lender indicated that it will not convert the balance of the debt into Common Stock. The Company is currently negotiating with the lender regarding the payment of such debt. The Company did not incur any other long-term debt in the 1997 Period. At December 31, 1996, long-term debt amounted to approximately $365,000 and all payments were made on a timely basis. Long-term debt is scheduled to mature as follows: $307,000 to be paid in the next twelve months and $59,000 to be paid thereafter.

DEFERRED INCOME TAXES.

The Company's balance sheet at December 31, 1996 includes $2,200,771 of deferred income taxes as an asset. The Company was profitable in the 1997 Period. However, if the Company's operations are not profitable in future periods, the Company may not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at December 31, 1996, the Company's stockholder's equity at such date of $3,819,210 would have been reduced by $2,200,771 to a stockholder's equity of $1,618,439 and the Company's working capital at December 31, 1996 would have been reduced by $399,000 from $1,978,067 to $1,579,067.

                         PART II - OTHER INFORMATION



Item 6.            EXHIBIT AND REPORTS ON FORM 8-K

          (a)      None.

          (b) (1)  The Company's Current Report on Form 8-K dated October 14,
                   1996.

              (2)  The Company's Current Report on Form 8-K dated October 25,
                   1996.

                                      SIGNATURE



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    February 13, 1997




                                   FORWARD INDUSTRIES, INC.
                                        (Registrant)


                                   By:  /s/ THEODORE H. SCHIFFMAN
                                        -------------------------------------
                                        THEODORE H. SCHIFFMAN
                                        Chairman and Chief Executive Officer
                                        and
                                        Principal Financial Officer