Form 10QSB
period 1997-03-31
FORWARD INDUSTRIES INC
filed 1997-05-15
CIK 38264

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                                  (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997

                                      OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to___________

                        Commission File Number: 0-6669

                           Forward Industries, Inc.
            (Exact name of Registrant as specified in its Charter)

          New York                                 13-1950672
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                            275 Hempstead Turnpike
                           West Hempstead, NY 11552
                   (Address of principal executive offices)

                                (516) 564-1100
                        (Registrant's telephone number)


(Former Name, Former Address and Former Fiscal Year, if changed since last
Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No ___

As of May 12, 1997, 6,122,282 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ______ No ___X__

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                  FORM 10-QSB

                       THREE MONTHS ENDED MARCH 31, 1997



                                   CONTENTS


                                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
          as of March 31, 1997 (Unaudited)
          and September 30, 1996                                           3-4

         Consolidated Statements of Operations
          (Unaudited) for the Six and Three Months
          Ended March 31, 1997 and 1996                                    5

         Consolidated Statements of Cash Flows
          (Unaudited) for the Six Months
          Ended March 31, 1997 and 1996                                    6-7

         Notes to Form 10-QSB (Unaudited)                                  8


Item 2.  Management's Discussions and Analysis                             9-13

PART II. OTHER INFORMATION                                                 14

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                                               MARCH 31,         SEPTEMBER 30,
                                                                                1997                 1996*
                                                                           ------------          ------------
                                                                            (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                               $    363,745          $    208,214
   Accounts receivable, less allowance for doubtful
     accounts of $60,000 and $50,000                                          1,983,445             2,774,660
   Inventories                                                                2,031,149             1,916,874
   Prepaid expenses and other current assets                                    203,013               213,736
   Notes and loans receivable - current portion                                  69,996                69,996
   Notes and loans receivable - officers - current portion                       45,230                74,052
   Deferred income taxes                                                        399,000               399,000
                                                                           ------------          ------------

                  Total current assets                                        5,095,578             5,656,532
                                                                           ------------          ------------

PROPERTY, PLANT AND EQUIPMENT - net                                             741,527               745,639
                                                                           ------------          ------------

OTHER ASSETS:
   Deferred income taxes                                                      1,795,029             1,831,000
   Building held for sale or lease                                              145,597               161,963
   Note receivable - net of current portion                                     151,276               186,274
   Notes and loans receivable - officers - net of
     current portion                                                            159,231               165,535
   Deferred offering costs                                                      113,057                  -
   Other assets                                                                  73,316                53,813
                                                                           ------------          ------------

                                                                              2,437,506             2,398,585
                                                                           ------------          ------------

                                                                           $  8,274,611          $  8,800,756
                                                                           ============          ============

* The balance sheet at September 30, 1996 is derived from the audited financial statements of that date.





                The accompanying notes are an integral part of the
                       consolidated financial statements

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             MARCH 31,           SEPTEMBER 30,
                                                                               1997                  1996*
                                                                           ------------          ------------
                                                                            (UNAUDITED)
CURRENT LIABILITIES:
   Acceptances and notes payable                                           $  1,170,635          $  1,169,712
   Accounts payable                                                           1,204,002             1,568,101
   Current maturities of mortgage payable                                        16,017                15,164
   Current maturities of long-term debt                                         100,000               445,750
   Accrued expenses and other current liabilities                               568,393               636,484
                                                                           ------------          ------------

                  Total current liabilities                                   3,059,047             3,835,211
                                                                           ------------          ------------

LONG-TERM LIABILITIES:
   Mortgage payable, net of current maturities                                1,105,049             1,113,277
   Long-term debt, net of current maturities                                    184,450                66,667
   Notes payable - related parties                                               88,700                90,950
   Other liabilities                                                               -                   22,500
                                                                           ------------          ------------

                                                                              1,378,199             1,293,394
                                                                           ------------          ------------

                  Total liabilities                                           4,437,246             5,128,605
                                                                           ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, authorized 10,000,000 shares, par value $.01;
     issued 6,452,062 and 6,052,062 shares
     (including 329,780 held in treasury)                                        64,520                60,520
   Paid-in capital                                                            5,779,957             5,669,457
   Deficit                                                                   (1,768,999)           (1,819,713)
                                                                           ------------          ------------
                                                                              4,075,478             3,910,264
   Less:  Cost of shares in treasury                                            238,113               238,113
                                                                           ------------          ------------

                  Total stockholders' equity                                  3,837,365             3,672,151
                                                                           ------------          ------------

                                                                           $  8,274,611          $  8,800,756
                                                                           ============          ============

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


                The accompanying notes are an integral part of the
                        consolidated financial statements

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          SIX                           THREE
                                                                     MONTHS ENDED                    MONTHS ENDED
                                                                       MARCH 31,                       MARCH 31,
                                                            ------------------------------  -----------------------------
                                                                 1997             1996          1997             1996
                                                            ------------      ------------  ------------     ------------
NET SALES                                                   $  7,137,971      $  9,461,771  $  2,635,362     $  4,175,023

COST OF GOODS SOLD                                             4,949,682         7,804,869     1,678,046        3,431,681
                                                            ------------      ------------  ------------     ------------

GROSS PROFIT                                                   2,188,289         1,656,902       957,316          743,342
                                                            ------------      ------------  ------------     ------------

OPERATING EXPENSES:
   Distribution and selling                                      935,022         1,259,292       460,890          638,650
   General and administrative                                  1,062,526         1,170,590       434,070          627,629
                                                            ------------      ------------  ------------     ------------
                                                               1,997,548         2,429,882       894,960        1,266,279
                                                            ------------      ------------  ------------     ------------

INCOME (LOSS) FROM OPERATIONS                                    190,741          (772,980)       62,356         (522,937)
                                                            ------------      ------------  ------------     ------------

OTHER INCOME (DEDUCTIONS):
   Interest expense                                              (72,881)         (120,465)      (43,916)         (52,907)
   Interest expense - related parties                            (30,432)          (25,106)      (11,215)         (12,617)
   Interest income                                                18,795            20,861        10,304           10,805
   Rental income - net                                           (76,210)          (39,882)      (48,758)         (19,905)
   Other income - net                                             61,344            50,774        52,019            1,357
                                                            ------------      ------------  ------------     ------------
                                                                 (99,384)         (113,818)      (41,566)         (72,367)
                                                            ------------      ------------  ------------     ------------

INCOME (LOSS) BEFORE PROVISION (CREDIT)
   FOR INCOME TAXES                                               91,357          (886,798)       20,790         (595,304)

PROVISION (CREDIT) FOR INCOME TAXES                               40,642          (288,000)       10,884         (218,000)
                                                            ------------      ------------  ------------     ------------

NET INCOME (LOSS)                                           $     50,715      $   (598,798) $      9,906     $   (377,304)
                                                            ============      ============  ============     ============

NET INCOME (LOSS) PER COMMON SHARE
   (Note D)                                                         $.01             $(.17)       $ -               $(.11)
                                                                    ====             =====        ======            =====

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (Note D)                                 5,950,853         3,503,568     6,022,282        3,573,982
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

DIVIDENDS                                                           NONE              NONE          NONE             NONE
                                                                    ====              ====          ====             ====


               The accompanying notes are an integral part of the
                        consolidated financial statements

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ---------------------------
                                                                                        1997            1996
                                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $     50,715   $   (598,798)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Accrued interest receivable                                                           -            (6,500)
       Depreciation and amortization                                                       94,812        116,800
       Deferred taxes                                                                      35,971       (288,000)
       Non-cash compensation                                                               12,500         44,438
       Changes in assets and liabilities:
         Accounts receivable                                                              791,215        188,394
         Inventories                                                                     (114,275)       293,112
         Prepaid expenses and other current assets                                         10,723        (86,764)
         Other assets                                                                     (19,503)        (6,180)
         Accounts payable                                                                (364,099)    (1,196,870)
         Accrued expenses and other current liabilities                                   (68,091)       326,956
         Other liabilities                                                                (22,500)       (21,750)
                                                                                     ------------   ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       407,468     (1,235,162)
                                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from notes and loans receivable                                                34,998        266,498
   Collections from officers                                                               35,126         41,399
   Purchases of property, plant and equipment                                             (74,335)       (36,912)
                                                                                     ------------   ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        (4,211)       270,985
                                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings                                                        923        660,056
   Proceeds from long-term notes                                                             -           250,000
   Payments of long-term notes                                                           (127,967)      (261,408)
   Payments of mortgage                                                                    (7,375)        (8,724)
   Proceeds from notes payable - related parties                                             -           164,200
   Repayments of notes payable - related parties                                           (2,250)          (750)
   Deferred offering costs                                                               (113,057)      (218,855)
   Proceeds from issuance of stock                                                          2,000          1,000
                                                                                     ------------   ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      (247,726)       585,519
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   155,531       (378,658)

CASH AND CASH EQUIVALENTS - beginning                                                     208,214        478,784
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    363,745   $    100,126
                                                                                     ============   ============



                The accompanying notes are an integral part of the
                         consolidated financial statements

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                              MARCH 31,
                                                     -------------------------
                                                          1997          1996
                                                     ------------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest                                           $165,864     $ 204,311
     Income taxes                                            529          -



SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Warrants issued for services rendered                 $12,500       $44,438
                                                         =======       =======

   Conversion of long-term debt into equity             $100,000      $557,200
                                                        ========      ========




The accompanying notes are an integral part of the consolidated financial statements

                     FORWARD INDUSTRIES, INC AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


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

NOTE C

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

NOTE D

     Inventories are summarized as follows:

                                             MARCH 31,            SEPTEMBER 30,
                                               1997                   1996
                                           -------------         -------------
                                            (UNAUDITED)

          Finished goods                   $  1,183,190          $    910,780
          Work-in-process                       491,145               507,372
          Raw materials and supplies            356,814               498,722
                                           ------------          ------------
                                           $  2,031,149          $  1,916,874
                                           ============          ============

NOTE E

     Earnings (loss) per share are based on the weighted average number of shares outstanding during each period presented. Common stock equivalents have not been included for the six and three months ended March 31, 1997 as their effect would be anti-dilutive. For the six and three months ended March 31, 1997, the modified treasury stock method was not utilized to calculate the dilutive effect of the options and warrants as their exercise prices were below the market price of the underlying securities.

NOTE F

     On December 27, 1995, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. All share data and per share amounts have been adjusted to reflect the stock split on a retroactive basis.

         This Quarterly Report on Form 10-QSB contains forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements

Item 2.           Management's Discussion and Analysis

SIX MONTHS ENDED MARCH 31, 1997 (THE "1997 PERIOD") COMPARED WITH SIX MONTHS ENDED MARCH 31, 1996 (THE "1996 PERIOD").

The profit in the 1997 Period of $50,715 is a significant improvement from the ($598,789) loss in the 1996 Period. Earnings per share increased from a loss of ($.17) in the 1996 Period to a profit of $.01 in the 1997 Period.

REVENUES. Net sales decreased $2,323,800 (24.6%) to $7,137,871 in the 1997 Period, from $9,461,771 in the 1996 Period. Sales of total carrying cases decreased by $1,794,164 and sales of advertising specialties decreased by $529,636. Within carrying cases, the Company's retail Terrapin(R) line accounted for an increase of $274,707. Custom case sales declined because of lower sales to three large customers.

OPERATING INCOME. Consolidated income from operations increased by $963,721 to a profit of $190,741 in the 1997 Period, up significantly from a ($772,980) loss in the 1996 Period. Although net sales decreased in the 1997 Period, gross profits and margin increased significantly. Gross profit increased $531,387 (32.1%) to $2,188,289 in the 1997 Period up from $1,656,902 in the
1996 Period. The gross margin improved 13.2 percentage points to 30.7% in the 1997 Period up from 17.5% in the 1996 Period. These operating improvements reflect the cumulative impact of numerous management programs focused on increasing manufacturing efficiencies, raising quality standards and eliminating unprofitable product offerings.

Distribution expenses decreased $26,503 (49.0%) from $54,056 in the 1996 Period to $27,553 in the 1997 Period and from .6% of net sales in the 1996 Period to .4% in the 1997 Period, primarily as a result of better control of import shipping expenses.

Selling expenses decreased $297,767 (24.7%) from $1,205,236 in the 1996 Period to $907,469 in the 1997 Period. In the 1997 Period, the ratio of selling expenses to net sales was equal to the 1996 Period at 12.7%. The decrease in selling expenses in the 1997 Period was primarily the result of a 38.4% decrease in sales salaries and commissions reflecting a curtailed level of sales staffing coupled with lower sales volume, and lower travel and advertising expenses, all partially offset by increased samples expenditures and trade show expenses.

While general and administrative expenses increased as a percent of net sales from 12.4% in the 1996 Period to 14.9% in the 1997 Period, the amount of expenses decreased by $108,064 (9.2%) to $1, 062,526 in the 1997 Period from $1,170,590 in the 1996 Period. The decrease in general and administrative expenses consisted primarily of lower group insurance cost, professional fees, costs associated with the opening of letters of credit for overseas sourcing of carrying cases, and employment fees coupled with workmen's compensation and group health insurance refunds (total refunds of $143,000), all partially offset by increases in salaries, payroll taxes, travel and entertainment reflecting key management additions and increased travel related to cost containment efforts.

OTHER INCOME (DEDUCTIONS) AND TAXES. Total interest expenses decreased by $42,258 (29.2%) to $103,313 in the 1997 Period from $145,571 in the 1996
Period due to lower borrowing levels.

The Company's rental building in Brooklyn, New York, was partially leased during both the 1997 and 1996 Periods. Rental income - net increased from a loss of ($39,882) in the 1996 Period to a loss of ($76,210) in the 1997 Period as a result of higher real estate taxes.

Other income - net increased $10,570 in the 1997 Period from the 1996 Period resulting from the write-off of various accounts payable and other adjustments.

The effective tax rate in the 1997 Period was 44.5% compared to 32.5% rate in the 1996 Period. The differential in rates occurred primarily due to the balance sheet approach used to calculate deferred income taxes for the 1996 Period.

THREE MONTHS ENDED MARCH 31, 1997 (THE "1997 QUARTER") COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996 (THE "1996 QUARTER").

The profit in the 1997 Quarter of $9,906 is a significant improvement from the ($377,304) loss in the 1996 Quarter. Earnings per share increased from a loss of ($.11) in the 1996 Quarter to a profit of less than $.01 in the 1997 Quarter.

REVENUES. Net sales decreased $1,539,661 (36.9%) to $2,635,362 in the 1997 Quarter, from $4,175,023 in the 1996 Quarter. Sales of total carrying cases decreased by $1,418,094 and sales of advertising specialties decreased by $121,566. Within carrying cases, the Company's retail Terrapin(R) line accounted for an increase of $50,203. Custom case sales declined because of lower sales to three large customers.

OPERATING INCOME. Consolidated income from operations increased by $582,293 to a profit of $62,356 in the 1997 Quarter, up significantly from a ($522,937) loss in the 1996 Quarter.

Although net sales decreased in the 1997 Quarter, gross profits and margin increased significantly. Gross profit increased $213,974 (28.8%) to $957,316 in the 1997 Quarter up from $743,342 in the 1996 Quarter. The gross margin improved 18.5 percentage points to 36.3% in the 1997 Quarter up from 17.8% in the 1996 Quarter. These operating improvements reflect the cumulative impact of numerous management programs focused on increasing manufacturing efficiencies, raising quality standards and eliminating unprofitable product offerings.

Distribution expenses decreased $9,193 (48.5%) from $18,962 in the 1996 Quarter to $9,769 in the 1997 Quarter and from .5% of net sales in the 1996 Quarter to .4% in the 1997 Quarter, primarily as a result of better control of import shipping expenses.

Selling expenses decreased $168,567 (27.2%) from $619,688 in the 1996 Quarter to $451,121 in the 1997 Quarter. In the 1997 Quarter, the ratio of selling expenses to net sales was 17.1%, compared to 14.8% in the 1996 Quarter. The decrease in selling expenses in the 1997 Quarter was primarily the result of a 42.9% decrease in sales salaries and commissions reflecting a curtailed level of sales staffing, lower sales volume, travel and advertising, all partially offset by increased samples expenditures and trade show expenses.

While general and administrative expenses increased as a percent of net sales from 15.0% in the 1996 Quarter to 16.5% in the 1997 Quarter, the amount of expenses decreased by $193,559 (30.8%) to $434,070 in the 1997 Quarter from $627,629 in the 1996 Quarter. The decrease in general and administrative expenses consisted primarily of lower group insurance costs, professional fees, costs associated with the opening of letters of credit for overseas sourcing of carrying cases, and employment fees coupled with workmen's compensation and group health insurance refunds (total refunds of $143,000), all partially offset by increases in salaries, payroll taxes, travel and entertainment reflecting key management additions and increased travel related to cost containment efforts.

OTHER INCOME (DEDUCTIONS) AND TAXES. Total interest expenses decreased by $10,393 (15.9%) to $55,131 in the 1997 Quarter from $65,524 in the 1996
Quarter due to lower borrowing levels.

The Company's rental building in Brooklyn, New York, was partially leased during both the 1997 and 1996 Quarters. Rental income - net went from a loss of ($19,005) in the 1996 Quarter to loss of ($48,758) in the 1997 Quarter as a result of higher real estate taxes.

Other income - net increased $50,662 in the 1997 Quarter from the 1996 Quarter resulting from the 1997 Quarter write-off of various accounts payable and other adjustments.

The effective tax rate in the 1997 Quarter was 52.4% compared to 36.6% rate in the 1996 Quarter. The differential in rates occurred primarily due to the balance sheet approach used to calculate deferred income taxes for the 1996 Quarter.

LIQUIDITY AND CAPITAL RESOURCES.

In the 1997 Period, $407,468 of cash was provided by operating activities. The increase in operational cash resulted from net income in the 1997 Period of $50,715, a reduction of accounts receivable of $791,215, decreases in deferred taxes of $35,971 and lower prepaid and various other assets of $86,032. Reductions of accounts payable ($364,099), accrued expenses and other liabilities ($78,091), and higher inventories of ($114,275) partially offset cash provided from operations.

Net investing activities in the 1997 Period used cash of $4,211. The Company collected $34,998 of notes receivable, which arose from the sale of its discontinued operations in 1994 and collected $35,126 of loans made to its officers. In the 1997 Period, the Company purchased $74,334 of property, plant and equipment.

Financing activities in the 1997 Period used cash of $247,726. The Company made payments on long-term notes payable of $127,967, and deferred $113,057 of costs relating to a proposed private equity placement and potential acquisitions.

The Company has a line of credit with its bank and is indebted to such bank for short-term borrowings and acceptances. The total line is for $1,100,000 of which $750,000 is reserved for letters of credit (acceptances). The Company's line of credit with its bank was scheduled to mature on August 15, 1996 but was extended to June 1, 1997. In connection with such extension, the rate of interest on outstanding borrowings was increased from 1% to 1-1/2% over prime. The line of credit contains certain financial covenants, including maintaining certain financial ratios. At September 30, 1996, the Company was not maintaining such ratios and the bank has waived compliance through June 1, 1997. At March 31, 1997, the Company owed the bank $1,092,553 under this line. The Company is currently negotiating a line of credit with the asset based financing division of a large Midwestern regional bank to replace its existing bank line of credit, but has not received any commitments in this regard and there can be no assurance that any commitments will be forthcoming or will be on terms which will not be unduly burdensome to the Company.

On February 14, 1996, the Company obtained a thirteen-month loan of $250,000 bearing interest at 10% per annum. The loan was convertible, under certain conditions and at the option of the lender, into shares of the Company's Common Stock at a conversion rate of $1.00 per share. The loan was modified on October 19, 1996 to reduce the conversion rate to $.50 per share, and further modified on April 25, 1997 to extend the maturity of the loan to July 15, 1998 and to further reduce the conversion rate to $.25 per share. At such time the terms of the loan were also amended so as to grant the creditor a warrant to purchase 60,000 shares of Common Stock at $2.00 per share upon the conversion of the remaining outstanding balance of the loan. In October 1996, $100,000 of the original principal amount of the loan was converted into 200,000 shares of Common Stock. The remaining $150,000 note is convertible into shares of Common Stock at $.25 per share commencing, at the option of the Company, on December 15, 1997, and at the option of either the Company or the creditor, on April 15, 1998.

The Company did not incur any other long-term debt in the 1997 Period. At March 31, 1997, long-term debt amounted to approximately $284,000 and all payments were made on a timely basis. Long-term debt is scheduled to mature as follows: $100,000 to be paid in the next twelve months and $184,000 to be paid thereafter.

The Company is seeking to consummate a private placement of securities for a minimum aggregate offering price of $250,000 and maximum aggregate offering price of $1,000,000. The terms of the offering have not yet been finalized. There can be no assurance that the Company will be able to consummate such financing.

The Company anticipates continuing cash pressures due, among other things, to the timing of payments on its receivables. Additionally, any expansion of the Company's operations will require additional financing. There can be no assurances that additional financing will be available or, if available, that the terms thereof will not be unduly burdensome to the Company. Failure to obtain such financing when needed may have a materially adverse effect on the Company.

DEFERRED INCOME TAXES.
The Company's balance sheet at March 31, 1997 includes $2,194,029 of deferred income taxes as an asset. The Company was profitable in the 1997 Period. However, to the extent that the Company's operation may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at March 31, 1997, the Company's stockholder's equity at such date of $3,837,365 would have been reduced by $2,194,029 to a stockholder's equity of $1,643,336 and the Company's working capital at March 31, 1997 would have been reduced by $399,000 from $2,036,531 to $1,637,531.

PART II. OTHER INFORMATION


Item 6.               Exhibit and Reports on Form 8-K

                      (a)     None.

                      (b) The Company's Current Report on Form 8-K dated April 25, 1997.

                                   SIGNATURE



             In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       May 14, 1997




                                   FORWARD INDUSTRIES, INC.
                                       (Registrant)


                                       By: /s/  Theodore H. Schiffman
                                          ---------------------------
                                           THEODORE H. SCHIFFMAN
                                           Chairman and Chief Executive Officer
                                           and
                                           Principal Financial Officer