Form 10QSB
period 1997-06-30
FORWARD INDUSTRIES INC
filed 1997-08-14
CIK 38264

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997
                                                             -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission File Number: 0-6669
                                                 ------

                            Forward Industries, Inc.
                            ------------------------
             (Exact name of Registrant as specified in its Charter)

          New York                                    13-1950672
          --------                                    ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                             275 Hempstead Turnpike
                            West Hempstead, NY 11552
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (516) 564-1100
                    -----------------------------------------
                        (Registrant's telephone number)


           ---------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

As of August 11, 1997, 8,276,282 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No   X
                                                               ----   -----

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                  FORM 10-QSB

                        THREE MONTHS ENDED JUNE 30, 1997



                                    CONTENTS

<CONTENT>
                                                                                        PAGE
                                                                                        ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets                                            3
                    as of June 30, 1997 (Unaudited)
                    and September 30, 1996

                  Consolidated Statements of Operations                                  5
                    (Unaudited) for the Nine and Three Months
                    Ended June 30, 1997 and 1996

                  Consolidated Statements of Cash Flows                                  6
                    (Unaudited) for the Nine Months
                    Ended June 30, 1997 and 1996

                  Notes to Form 10-QSB (Unaudited)                                       8

Item 2.           Management's Discussions and Analysis                                 10

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                     16

Item 2.           Changes in Securities                                                 16

Item 3.           Defaults Upon Senior Securities                                       16

Item 4.           Submission of Matters to a Vote of Security Holders                   16

Item 5.           Exhibits and Reports on Form 8-K                                      17


ITEM 1. FINANCIAL STATEMENTS



                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS




                                                                               JUNE 30,      SEPTEMBER 30,
                                                                                 1997            1996*
                                                                           ---------------   -------------
                                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $    994,235        $    208,214
   Accounts receivable, less allowance for doubtful
     accounts of $91,300  and $50,000                                           2,415,111           2,774,660
   Inventories                                                                  1,893,605           1,916,874
   Prepaid expenses and other current assets                                      250,523             213,736
   Notes and loans receivable - current portion                                    69,996              69,996
   Notes and loans receivable - officers - current portion                         57,730              74,052
   Deferred income taxes                                                          399,000             399,000
                                                                             ------------        ------------

                  Total current assets                                          6,080,200           5,656,532
                                                                             ------------        ------------


PROPERTY, PLANT AND EQUIPMENT - net                                               715,258             745,639
                                                                             ------------        ------------


OTHER ASSETS:
   Deferred income taxes                                                        1,753,272           1,831,000
   Building held for sale or lease                                                137,414             161,963
   Note receivable - net of current portion                                       133,777             186,274
   Notes and loans receivable - officers - net of
     current portion                                                              129,169             165,535
   Deferred offering costs                                                        176,102                -
   Deferred debt costs                                                            117,401                -
   Other assets                                                                    91,240              53,813
                                                                             ------------        ------------

                                                                                2,538,375           2,398,585
                                                                             ------------        ------------

                                                                             $  9,333,833        $  8,800,756
                                                                             ============        ============

*The balance sheet at September 30, 1996 is derived from the audited financial statements of that date.


        The accompanying notes are an integral part of the consolidated financial statements

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                               JUNE 30,         SEPTEMBER 30,
                                                                                 1997               1996*
                                                                           ---------------      -------------
                                                                              (Unaudited)
CURRENT LIABILITIES:
   Acceptances and notes payable                                             $  1,481,674        $  1,169,712
   Accounts payable                                                             1,227,332           1,568,101
   Private placement deposits                                                     522,500                -
   Current maturities of mortgage payable                                          16,461              15,164
   Current maturities of long-term debt                                           150,000             445,750
   Notes payable - private placement                                              110,000                -
   Accrued expenses and other current liabilities                                 457,722             636,484
                                                                             ------------        ------------

                  Total current liabilities                                     3,965,689           3,835,211
                                                                             ------------        ------------

LONG-TERM LIABILITIES:
   Mortgage payable, net of current maturities                                  1,100,763           1,113,277
   Long-term debt, net of current maturities                                      109,697              66,667
   Notes payable - related parties                                                 88,700              90,950
   Other liabilities                                                                 -                 22,500
                                                                             ------------        ------------

                                                                                1,299,160           1,293,394
                                                                             ------------        ------------

                  Total liabilities                                             5,264,849           5,128,605
                                                                             ------------        ------------

STOCKHOLDERS' EQUITY:
   Common stock, 10,000,000 authorized shares, par value $.01;
     issued 7,112,062 and 3,739,462 shares
     (including 329,780 held in treasury)                                          71,120              60,520
   Paid-in capital                                                              5,944,607           5,669,457
   Deficit                                                                     (1,708,630)         (1,819,713)
                                                                             ------------        ------------
                                                                                4,307,097           3,910,264
   Less:  Cost of shares in treasury                                              238,113             238,113
                                                                             ------------        ------------

                  Total stockholders' equity                                    4,068,984           3,672,151
                                                                             ------------        ------------

                                                                             $  9,333,833        $  8,800,756
                                                                             ============        ============

*The balance sheet at September 30, 1996 is derived from the audited financial statements of that date.



        The accompanying notes are an integral part of the consolidated financial statements

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                               NINE                               THREE
                                                                           MONTHS ENDED                       MONTHS ENDED
                                                                             JUNE 30,                           JUNE 30,
                                                                  -----------------------------      -----------------------------
                                                                       1997           1996                1997           1996
                                                                  --------------  -------------      --------------  -------------
NET SALES                                                         $   10,848,948  $  13,342,959        $  3,710,977   $  3,881,188

COST OF GOODS SOLD                                                     7,450,525     10,913,605           2,500,843      3,108,736
                                                                  --------------  -------------        ------------   ------------

GROSS PROFIT                                                           3,398,423      2,429,354           1,210,134        772,452
                                                                  --------------  -------------        ------------   ------------

OPERATING EXPENSES:
   Distribution and selling                                            1,356,107      1,851,061             421,085        591,769
   General and administrative                                          1,751,334      1,681,719             688,808        511,129
                                                                  --------------  -------------        ------------   ------------
                                                                       3,107,441      3,532,780           1,109,893      1,102,898
                                                                  --------------  -------------        ------------   ------------
INCOME (LOSS) FROM OPERATIONS                                            290,982     (1,103,426)            100,241       (330,446)
                                                                  --------------  -------------        ------------   ------------

OTHER INCOME (DEDUCTIONS):
   Interest expense                                                     (109,439)      (174,090)            (36,558)       (53,378)
   Interest expense - related parties                                    (39,871)       (33,469)             (9,439)        (8,610)
   Interest income                                                        27,972         26,492               9,177          5,631
   Rental income - net                                                  (106,158)       (94,449)            (29,948)       (54,567)
   Other income - net                                                    130,833         42,394              69,489         (8,380)
                                                                  --------------  -------------        ------------   ------------
                                                                         (96,663)      (233,122)              2,721       (119,304)
                                                                  --------------  -------------        ------------   ------------

INCOME (LOSS) BEFORE PROVISION (CREDIT)
   FOR INCOME TAXES                                                      194,319     (1,336,548)            102,962       (449,750)

PROVISION (CREDIT) FOR INCOME TAXES                                       83,236       (494,000)             42,597       (206,000)
                                                                  --------------  -------------        ------------   ------------

NET INCOME (LOSS)                                                 $      111,083  $    (842,548)       $     60,365   $   (243,750)
                                                                  ==============  =============        ============   ============


NET INCOME (LOSS) PER COMMON SHARE (Note E)                                 $.02          $(.21)               $.01          $(.05)
                                                                            ====          =====                ====          =====


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING (Note E)                                  5,950,853      3,959,182           6,022,282      4,713,782
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


DIVIDENDS                                                                   NONE           NONE                NONE           NONE
                                                                            ====           ====                ====           ====

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     ----------------------------
                                                                                        1997            1996
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $    111,083   $   (842,548)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Accrued interest receivable                                                           -           (15,304)
       Depreciation and amortization                                                      117,668        175,200
       Deferred taxes                                                                      77,728       (494,000)
       Non-cash compensation                                                               18,750         66,657
       Changes in assets and liabilities:
         Accounts receivable                                                              359,549        618,387
         Inventories                                                                       23,269       (374,476)
         Prepaid expenses and other current assets                                        (36,787)      (206,193)
         Other assets                                                                     (37,427)        (6,180)
         Accounts payable                                                                (340,769)    (1,594,454)
         Accrued expenses and other current liabilities                                  (178,762)       (98,468)
         Other liabilities                                                                (22,500)       (36,000)
                                                                                     ------------   ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        91,802     (2,807,379)
                                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from notes and loans receivable                                                52,497        283,997
   Purchases of property, plant and equipment                                             (62,738)       (41,484)
   Collections from officers                                                               52,688         48,894
                                                                                     ------------   ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                  42,447        291,407
                                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings                                                    311,962        353,329
   Proceeds from notes payable - private placement                                        110,000           -
   Proceeds from issuance of stock                                                        167,000      2,671,800
   Proceeds from private placement deposits                                               522,500           -
   Payments of long-term notes                                                           (152,720)      (347,740)
   Payments of mortgage                                                                   (11,217)       (12,167)
   Repayments of notes payable - related parties                                           (2,250)          (750)
   Deferred offering costs                                                               (176,102)      (243,240)
   Deferred debt costs                                                                   (117,401)          -
   Proceeds from long-term notes                                                             -           250,000
   Proceeds from notes payable - related parties                                             -           164,200
                                                                                     ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 651,772      2,835,432
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   786,021        319,460

CASH AND CASH EQUIVALENTS - beginning                                                     208,214        478,784
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    994,235   $    798,244
                                                                                     ============   ============

        The accompanying notes are an integral part of the consolidated financial statements

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                                  (UNAUDITED)




                                                                                        NINE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                     ---------------------------
                                                                                          1997          1996
                                                                                     ------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest                                                                         $  230,380   $     300,707
     Income taxes                                                                            529            -



SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Warrants issued for services rendered                                              $   18,750         $66,657
                                                                                      ==========         =======

   Conversion of long-term debt into equity                                           $  100,000        $557,200
                                                                                      ==========        ========

















        The accompanying notes are an integral part of the consolidated financial statements

                     FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)



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

NOTE D

     Inventories are summarized as follows:




                                                                 JUNE 30,         SEPTEMBER 30,
                                                                  1997                1996
                                                              ---------------   ---------------
                                                                 (UNAUDITED)

                  Finished goods                                $  1,069,665        $    910,780
                  Work-in-process                                    534,979             507,372
                  Raw materials and supplies                         288,961             498,722
                                                                ------------        ------------
                                                                $  1,893,605        $  1,916,874
                                                                ============        ============

NOTE E

     Earnings (loss) per share are based on the weighted average number of shares outstanding during each period presented. Common stock equivalents have not been included for the nine and three months ended June 30, 1997 as their effect would be anti-dilutive. For the nine and three months ended June 30, 1997, the modified treasury stock method was not utilized to calculate the dilutive effect of the options and warrants as their exercise prices were below the market price of the underlying securities.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARY

                              NOTES TO FORM 10-QSB

                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


NOTE F

     On December 27, 1995, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. All share data and per share amounts have been adjusted to reflect the stock split on a retroactive basis.


NOTE G

     In May 1997, the Company began offering for sale, through a private placement, units, at a price of $25,000 per unit. Each unit consists of
     (i) 60,000 shares of its common stock, (ii) one warrant to purchase up to 60,000 shares of common stock at $2.00 per share of common stock and
     (iii) one unsecured convertible promissory note in the principal amount of $10,000 bearing interests at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances).

     For the nine months ended June 30, 1997, the Company sold eleven units. Amounts received for units that did not close by June 30, 1997 have been classified as private placement deposits in the consolidated balance sheets.

         This Quarterly Report on Form 10-QSB contains forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements

Item 2.                         Management's Discussion and Analysis

NINE MONTHS ENDED JUNE 30, 1997 (THE "1997 PERIOD") COMPARED WITH NINE MONTHS ENDED JUNE 30, 1996 (THE "1996 PERIOD").

Net income in the 1997 Period of $111,083 is a significant improvement from the ($842,548) net loss in the 1996 Period. Earnings per share increased from a loss of ($.21) in the 1996 Period to a profit of $.02 in the 1997 Period.

REVENUES. Net sales decreased $2,494,011 (18.7%) to $10,848,948 in the 1997
Period, from $13,342,959 in the 1996 Period. Sales of total carrying cases decreased by $1,839,542 and sales of advertising specialties decreased by $654,469. Within carrying cases, the Company's retail Terrapin (Registered Trademark) line accounted for an increase of $277,354. Custom case sales declined because of lower volumes with three large customers.

OPERATING INCOME. Consolidated income from operations increased by $1,394,408 to a profit of $290,982 in the 1997 Period, up significantly from a ($1,103,426) loss in the 1996 Period. Although net sales decreased in the 1997 Period, gross profits and margin increased significantly. Gross profit increased $969,069 (39.9%) to $3,398,423 in the 1997 Period up from $2,429,354 in the 1996 Period. The gross margin improved 13.1 percentage points to 31.3% in the 1997 Period up from 18.2% in the 1996 Period. These operating improvements reflect the cumulative impact of numerous management programs focused on increasing manufacturing efficiencies, raising quality standards and eliminating unprofitable product offerings.

Distribution expenses decreased $51,352 (58.5%) from $87,821 in the 1996 Period to $36,469 in the 1997 Period and from .7% of net sales in the 1996 Period to
 .3% in the 1997 Period, primarily as a result of better control of import shipping expenses.

Selling expenses decreased $443,602 (25.2%) from $1,763,240 in the 1996 Period to $1,319,638 in the 1997 Period. In the 1997 Period, the ratio of selling expenses to net sales was 12.2% down from 13.2% in the 1996 Period. The decrease in selling expenses in the 1997 Period was primarily the result of a 37.2% decrease in sales salaries and commissions reflecting a curtailed level of sales staffing coupled with lower sales volume, and lower travel and advertising expenses, all partially offset by increased samples expenditures and trade show expenses.

General and administrative expenses increased as a percent of net sales from 12.6% in the 1996 Period to 16.1% in the 1997 Period, while the amount increased by $69,615 (4.1%) to $1,751,334 in the 1997 Period from $1,681,719 in the 1996 Period. The increase in general and administrative expenses consisted primarily of increases in salaries, reflecting key management additions, and increased travel related to cost containment efforts, all partially offset by lower group insurance cost, professional fees, costs associated with the opening of letters of credit for overseas sourcing of carrying cases, and employment fees coupled with workmen's compensation and group health insurance refunds (total refunds of $87,842).

OTHER INCOME (DEDUCTIONS) AND TAXES. Total interest expenses decreased by $58,249 (28.1%) to $149,310 in the 1997 Period from $207,559 in the 1996 Period due to lower borrowing levels reflecting payments of debt.

The Company's rental building in Brooklyn, New York, was partially leased during both the 1997 and 1996 Periods. Rental income - net increased from a loss of ($94,449) in the 1996 Period to a loss of ($106,158) in the 1997 Period as a result of higher real estate taxes and lower rental receipts.

Other income - net increased $88,439 in the 1997 Period from the 1996 Period resulting from the write-off of various accounts payable and a $58,171 credit resulting from the Company's planned pension fund termination.

The effective tax rate in the 1997 Period was 42.8% compared to 37.0% rate in the 1996 Period. The differential in rates occurred primarily due to the balance sheet approach used to calculate deferred income taxes for the 1996 Period.

THREE MONTHS ENDED JUNE 30, 1997 (THE "1997 QUARTER") COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996 (THE "1996 QUARTER").

Net income in the 1997 Quarter of $60,365 is a significant improvement from the ($243,750) net loss in the 1996 Quarter. Earnings per share increased from a loss of ($.05) in the 1996 Quarter to a profit of $.01 in the 1997 Quarter.

REVENUES. Net sales decreased $170,211 (4.4%) to $3,710,977 in the 1997 Quarter, from $3,881,188 in the 1996 Quarter. Sales of total carrying cases decreased by $45,376 and sales of advertising specialties decreased by $124,835. Within carrying cases, the Company's retail Terrapin (Registered Trademark) line accounted for an increase of $13,359. Lower advertising specialties revenues reflect discontinued lower margin product offerings.

OPERATING INCOME. Consolidated income from operations increased by $430,687 to a profit of $100,241 in the 1997 Quarter, up significantly from a ($330,446) loss in the 1996 Quarter.

Although net sales decreased in the 1997 Quarter, gross profits and margin increased significantly. Gross profit increased $437,682 (56.7%) to $1,210,134 in the 1997 Quarter up from $772,452 in the 1996 Quarter. The gross margin improved 12.7 percentage points to 32.6% in the 1997 Quarter up from 19.9% in the 1996 Quarter. These operating improvements reflect the cumulative impact of numerous management programs focused on increasing manufacturing efficiencies, raising quality standards and eliminating unprofitable product offerings.

Distribution expenses decreased $24,849 (73.6%) from $33,765 in the 1996 Quarter to $8,916 in the 1997 Quarter and from .9% of net sales in the 1996 Quarter to .2% in the 1997 Quarter, primarily as a result of better control of import shipping expenses.

Selling expenses decreased $145,835 (26.1%) from $558,004 in the 1996 Quarter to $412,169 in the 1997 Quarter. In the 1997 Quarter, the ratio of selling expenses to net sales was 11.1%, compared to 14.4% in the 1996 Quarter. The decrease in selling expenses in the 1997 Quarter was primarily the result of a 34.5% decrease in sales salaries and commissions reflecting a curtailed level of sales staffing, lower sales volume and advertising, all partially offset by increased samples expenditures, trade show expenses and travel expenses.

General and administrative expenses increased by $177,679 (34.8%) to $688,808 in the 1997 Quarter from $511,129 in the 1996 Quarter, and as a percent of net sales from 13.2% in the 1996 Quarter to 18.6% in the 1997 Quarter. This increase in general and administrative expenses consisted primarily of higher professional fees, costs associated with the opening of letters of credit for overseas sourcing of carrying cases, and general insurance expenses, all partially offset by lower travel expenses, employment fees, and computer costs.

OTHER INCOME (DEDUCTIONS) AND TAXES. Total interest expenses decreased by $15,991 (25.8%) to $45,977 in the 1997 Quarter from $61,988 in the 1996 Quarter due to lower borrowing levels.

The Company's rental building in Brooklyn, New York, was partially leased during both the 1997 and 1996 Quarters. Rental income - net increased from a loss of ($54,567) in the 1996 Quarter to a loss of ($29,948) in the 1997 Quarter as a result of lower real estate taxes partially offset by a decrease in lease revenues.

Other income - net increased $77,869 in the 1997 Quarter from the 1996 Quarter primarily resulting from a $58,171 pension fund termination.

The effective tax rate in the 1997 Quarter was 41.4% compared to 45.8% rate in the 1996 Quarter. The differential in rates occurred primarily due to the balance sheet approach used to calculate deferred income taxes for the 1996 Quarter.

LIQUIDITY AND CAPITAL RESOURCES.

In the 1997 Period, $91,802 of cash was provided by operating activities. This increase in operational cash resulted from: net income in the 1997 Period of $111,083; a reduction of accounts receivable of $359,549; deferred taxes of $77,728; and lower inventories of $23,269. Reductions of accounts payable ($340,769), accrued expenses and other liabilities ($178,762), and, higher prepaid and various other assets of ($74,214) offset cash provided from operations.

Net investing activities in the 1997 Period provided cash of $42,447. The Company collected $52,497 of notes receivable, which arose from the sale of its discontinued operations in 1994 and collected $52,688 of loans made to its officers. In the 1997 Period, the Company purchased $62,738 of property, plant and equipment.

Financing activities in the 1997 Period provided cash of $651,772. Funds were provided through: increased letters of credit activity of $311,962; issuance of convertible notes payable from a private placement of $110,000; private placement deposits (not yet closed) of $522,500; and, increased Common Stock and additional paid-in capital of $167,000 from a private placement. Funds were used for payments of long-term notes payable of $152,720, and for deferred costs of $293,503, relating to a private placement of equity and notes.

In May 1997, the Company began offering for sale, through a private placement, units, at a price of $25,000 per unit. Each unit consists of (i) 60,000 shares of its common stock, (ii) one warrant to purchase up to 60,000 shares of common stock at $2.00 per share of common stock and (iii) one unsecured convertible promissory note in the principal amount of $10,000 bearing interests at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances).

For the nine months ended June 30,1997, the Company sold thirty-one point nine (31.9) units and closed eleven (11.0) units. Amounts received for the units which did not close by June 30, 1997 have been classified as private placement deposits in the consolidated balance sheet.

In May 1997, the Company closed on $275,000 of private placement equity and notes. During July 1997, an additional $622,500 of private placement equity and notes was closed. At the end of July 1997, private placement equity totaled $538,500; and private placement notes totaled $359,000.

The Company has a line of credit with its bank and is indebted to such bank for short-term borrowings and acceptances. The total line is for $1,100,000 of which $750,000 is reserved for letters of credit (acceptances). The Company's line of credit with its bank was scheduled to mature on August 15, 1996 but was extended to August 30, 1997. In connection with such extension, the rate of interest on outstanding borrowings was increased from 1% to 1-1/2% over prime. The line of credit contains certain financial covenants, including maintaining certain financial ratios. At September 30, 1996, the Company was not maintaining such ratios and the bank has waived compliance through August 30, 1997. At June 30, 1997, the Company owed the bank $1,083,037 under this line. The Company is currently negotiating a line of credit with the asset based financing division of a large Midwestern regional bank to replace its existing bank line of credit, but has not received any commitments in this regard and there can be no assurance that any commitments will be forthcoming or will be on terms which will not be unduly burdensome to the Company.

On February 14, 1996, the Company obtained a thirteen-month loan of $250,000 bearing interest at 10% per annum. In October 1996, $100,000 of such debt was converted into 200,000 shares of Common Stock. The balance of the note is payable as follows:

       1. The remaining $150,000 note is convertible into shares of Common Stock at $.25 per share. The note shall not be convertible until April 15, 1998 and is due on or after July 15, 1998.

       2. A warrant was issued to the note holder for the purchase of 60,000 shares of the Company's stock at $2.00 per share.

The Company did not incur any other long-term debt in the 1997 Period. At June 30, 1997, long-term debt totalled $259,697 and all payments were made on a 0timely basis. Long-term debt is scheduled to mature as follows: $150,000 to be paid in the next twelve months and $109,697 to be paid thereafter.

DEFERRED INCOME TAXES.

The Company's balance sheet at June 30, 1997 includes $2,152,272 of deferred income taxes as an asset. The Company was profitable in the 1997 Period and fully anticipates being profitable during the entire 1997 Fiscal Year and beyond. However, to the extent that the Company's operation may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at June 30, 1997, the Company's stockholder's equity at such date of $4,068,984 would have been reduced by $2,152,272 to a stockholder's equity of $1,916,712 and the Company's working capital at March 31, 1997 would have been reduced by $399,000 from $2,114,511 to $1,715,511.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings                                      None.

Item 2.            Changes in Securities                                  None.

Item 3.            Defaults Upon Senior Securities                        None.

Item 4.            Submission of Matters to a Vote of Security-Holders

             On August 7, 1997 the Company held its Annual Meeting of Shareholders. The holders of 8,276,282 shares of Common Stock of the Company were entitled to vote at the meeting and the holders of 7,899,516 shares of Common Stock, or 95% of shares entitled to vote at the meeting, were represented by proxy. No stockholders were present in person. The following actions took place:

       1. The holders of 7,799,537 shares of Common Stock voted for the election of Theodore H. Schiffman to continue to serve as a director of the Company and the holders of 99,979 shares of Common Stock abstained from voting. The holders of 7,782,137 shares of Common Stock voted for the election of Michael Schiffman to continue to serve as a director of the Company and the holders of 117,379 shares of Common Stock abstained from voting. The holders of 7,802,137 shares of Common Stock voted for the election of William E. Mooar to continue to serve as a director of the Company and the holders of 97,379 shares of Common Stock abstained from voting. The holders of 7,802,851 shares of Common Stock voted for the election of Noah Fleschner to continue to serve as a director of the Company and the holders of 96,665 shares of Common Stock abstained from voting. No stockholders voted against any of the nominees.

       2. The shareholders approved a proposal to amend the Company's Certificate of Incorporation to increase the authorized capital stock of the Company such that the aggregate number of shares which the Company shall have the authority to issue shall be increased from 10,000,000 to 40,000,000, all of which shall be designated "Common Stock." The holders of 7,505,751 shares of Common Stock voted for the proposal, the holders of 360,965 shares of Common Stock voted against the proposal and the holders of 32,800 shares of Common Stock abstained from voting.

       3. The shareholders approved a proposal to amend the Company's Certificate of Incorporation to increase the authorized capital stock of the Company such that the

       Company shall have the authority to issue an additional 4,000,000 shares, all of which shall be designated "Preferred Stock." The holders of 5,285,142 shares of Common Stock voted for the proposal, the holders of 370,044 shares of Common Stock voted against the proposal and the holders of 58,206 shares of Common Stock abstained from voting.

       4. The shareholders approved a proposal to effectuate a one-for-two reverse stock split of the Company's Common Stock. The holders of 7,407,256 shares of Common Stock voted for the proposal, the holders of 446,575 shares of Common Stock voted against the proposal and the holders of 45,685 shares of Common Stock abstained from voting.

       5. The shareholders approved a proposal to adopt the Company's Stock Incentive Plan. The holders of 5,231,391 shares of Common Stock voted for the proposal, the holders of 417,909 shares of Common Stock voted against the proposal and the holders of 64,092 shares of Common Stock abstained from voting.

       6. Finally the shareholders ratified the appointment of Patrusky, Mintz & Semel, as independent accountants of the Company for the fiscal year ending September 30, 1997. The holders of 7,750,204 shares of Common Stock voted for the ratification, the holders of 108,641 shares of Common Stock voted against the ratification and the holders of 40,671 shares of Common Stock abstained from voting.

Item 5.            Exhibit and Reports on Form 8-K

             (a)   Exhibit 27: Financial Data Schedule

             (b) The Company's Current Report on Form 8-K dated June 9, 1997.

                                   SIGNATURE

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       August 14, 1997

                                           FORWARD INDUSTRIES, INC.
                                           (Registrant)

                                           By: /s/ Theodore H. Schiffman
                                               ----------------------------
                                               THEODORE H. SCHIFFMAN
                                               Chairman and Chief Executive
                                               Officer and Principal Financial
                                               Officer

                           EXHIBIT INDEX


Ex. No.                    Exhibit                                 Page
------                     -------                                 ----

27                         Financial Data Schedule