Form 10KSB
period 1997-09-30
FORWARD INDUSTRIES INC
filed 1997-12-29
CIK 38264

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB
                                  (Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934: For the fiscal year ended    September 30, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934:  For the transition period from        to

                         Commission file number 0-6669

                           FORWARD INDUSTRIES, INC.
                (Name of small business issuer in its charter)


          New York                                      13-1950672
  ----------------------------        ------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

275 Hempstead Turnpike, West Hempstead, NY                  11552
------------------------------------------           -------------------
 (Address of principal executive offices)              (Zip Code)

                                (516) 564-1100
               (Issuer's Telephone Number, including Area Code)
               ------------------------------------------------

      Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.01 par value
                               (Title of class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $12,736,329.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

         Approximately $10,152,848.00, based on the average of the closing bid price ($2.312) and closing asked price ($2.500) as reported on the NASDAQ SmallCap Market on December 23, 1997.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of December 23, 1997, 4,895,531 Shares of Common Stock, $.01 par value

         Transitional Small Business Disclosure Format: Yes    ; No X
                                                           ----

                                    PART I

         This Annual Report on Form 10-KSB contains forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. All information in this Form 10-KSB has been retroactively adjusted to give effect to a one- for-two reverse stock split (the "Split") of the Company's issued and outstanding common stock, par value $.01 per share ("Common Stock") effected on December 23, 1997.

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

         Forward Industries, Inc. ("Forward" or the "Company") was incorporated in 1961 under the laws of the State of New York. For several years prior to the acquisition of its business of manufacturing soft-sided carrying cases (see "Products") in 1989, the Company's sales were approximately equally divided between those of vinyl advertising specialties and looseleaf ring and post binders manufactured by the Company. During the past three years, the carrying case business has progressively become the most significant of the Company's operations. In September 1997, the Company sold its assets relating the production of advertising specialities and ceased operating that portion of its business. As used herein, the term "Company" includes Forward and its wholly-owned subsidiaries.

         Since a growing portion of the Company's production of carrying cases is being made in the Asian market, and the Company desires to promote sales to this market, a senior officer of the Company has been residing in Hong Kong since July 1995 (see "Marketing and Distribution").

         In December 1996, the Board of Directors of the Company (the "Board") adopted, and in August 1997 the shareholders of the Company approved, the Company's 1996 Stock Incentive Plan (the "Incentive Plan ") which authorizes the issuance of up to 4,000,000 shares of the Company's common stock, $.01 par value ("Common Stock"). The Company has issued options to purchase 871,250 shares of Common Stock under the Incentive Plan, including options to purchase 300,000 shares of Common Stock to each of Company's Chief Executive Officer and Chairman of the Board and Executive Vice President; and options to purchase 150,000 shares to the Company's President. The Company intends to grant to the President of the Company options to purchase an additional 250,000 shares of Common Stock, if the Company's pre-tax operating income for the fiscal year ending September 30, 1997 or the fiscal year ending September 30, 1998 is at least $1,000,000.

         The Company has its principal executive offices at 275 Hempstead Turnpike, West Hempstead, New York 11552. The Company's principal manufacturing facility is located at 702 South Chapin Street, South Bend, Indiana 46624 (the "South Bend Facility"). The Company also maintains additional office and manufacturing facilities in Indiana and warehouse/quality control facilities and an office in Hong Kong. See Item 2 "Description of Property."

PRODUCTS

         Carrying Cases. The Company designs and manufactures custom soft-sided carrying cases and bags from leather, nylon, vinyl and other synthetic fabrics (the "carrying case business"). These carrying cases and bags are utilized for transporting portable products such as cellular telephones, medical instruments, computers, and hand tools. The carrying case business accounted for approximately 85% of the Company's net sales during its fiscal year ended September 30, 1997 ("Fiscal 1997"), and approximately 82% and 80% of such net sales during its fiscal year ended September 30, 1996 ("Fiscal 1996") and its fiscal year ended September 30, 1995 ("Fiscal 1995"), respectively. Since its acquisition of the carrying case business in 1989, the Company has concentrated its marketing and development efforts on original equipment manufacturers in the communications (principally cellular telephones), computer and medical instrumentation industries. In April 1995, the Company expanded its product line to include laptop/notebook computer cases marketed for general retail distribution under the Terrapin(TM) brand name. See "Marketing and Distribution."

         Advertising Specialties. Through Fiscal 1997, the Company also was engaged in the design, manufacture and sale of advertising specialties fabricated from vinyl (the "advertising specialties business"). Advertising specialties are "intrinsically useful" articles which have imprinted on them an advertiser's name and advertising message and are usually distributed by the advertiser without cost to the recipients. Advertising specialties may also be utilized as promotional gift items, in which event they generally do not have advertising imprinted on them and are usually distributed to the recipients as an incentive or in exchange for the performance by them of some act, usually the purchase of a product. The principal categories of vinyl advertising specialties manufactured by the Company included, but were not limited to, billfolds, clipboards, correspondence folders, credit card holders, diaries, document holders, key cases, memo books, phone indexes, pocket and desk planners and portfolios. The advertising specialties line accounted for approximately 5% of the Company's net sales during Fiscal 1997, and approximately 18% and 20% of such sales during Fiscal 1996 and 1995, respectively. The advertising specialties business was sold in September 1997 in consideration for $500,000 in cash and a secured promissory note in the principal amount of $850,000, (an aggregate of $1,350,000, which is subject to adjustment pending an inventory valuation). In addition, the buyer agreed to assume certain liabilities of a subsidiary, including a portion of it's lease obligations with respect to the South Bend Facility.

MARKETING AND DISTRIBUTION

         Carrying Cases. The Company markets its custom carrying cases to original equipment manufacturers, principally in the communications, medical, computer and testing and measurement equipment industries. Such cases are manufactured to customer specifications and usually bear the customer's identifying logo imprint. During Fiscal 1997 approximately 40% of the Company's sales were made through five independent sales representative organizations who receive a commission equal to 5% of net sales made by them. The balance of such sales were made by Company personnel. In Fiscal 1997, approximately 15% of such sales were made to customers outside of the United States (approximately 5% and 10% in Fiscal 1996 and 1995, respectively). The Company is increasing its emphasis upon such foreign sales in Asia and Europe. The Company has no long-term agreements with any of its customers. Two of the Company's customers, Bayer Corporation (formerly Miles, Inc.) and Ericsson GE Mobile Communications, Inc., together with their respective affiliates, accounted for approximately 28% and 21%, respectively, of the Company's net sales from continuing operations during Fiscal 1997, while four of the Company's customers, Motorola, Inc., Bayer Corporation (formerly Miles, Inc.), LifeScan, Inc. (a Johnson & Johnson Company), and Boehringer Manheim, together with their respective affiliates, accounted for approximately 4%, 12%, 8% and 14% , respectively, of such net sales in Fiscal 1996. The loss of any of these customers would have a material adverse effect on the Company. In order to reduce its reliance upon major customers, whose orders may vary substantially from period to period depending upon the success of their products utilizing the Company's carrying cases, the Company is seeking to increase and diversify its customer base, particularly in Asia (to which no sales were made in Fiscal
1995) and Europe. The Company presently has approximately 120 active carrying case customers.

         In April 1995, the Company commenced marketing a line of notebook computer carrying cases to retailers and consumers under the Terrapin(TM) brand name. These cases, which are manufactured in nylon, leather and hardshell thermoformed materials, provide storage space for a computer and related items and may be utilized as a "portable office" by the computer user. Although sales of the Terrapin(TM) products did not meet expectations in Fiscal 1995, sales improved substantially in Fiscal 1996. Management believes that the growth of the notebook computer market offers it an opportunity to diversify its product line, to sell to customers other than original equipment manufacturers, and to establish a brand identity for its products under the Terrapin(TM) name. The target sales areas for this line are large retail chain computer outlets, large direct mail order houses and small computer equipment manufacturers and resellers.

         Advertising Specialties. Through Fiscal 1997, the Company sold substantially all of its advertising specialties within the United States. Most sales were to sales promotion and advertising distributors who placed orders from a full-color product catalog prepared by the Company. These distributors placed their orders with the Company for specific products requested by their customers. The average order placed by a distributor was approximately $300-500. The distributor was billed directly by the Company and the distributor, in turn, billed its customers. The Company marketed its advertising specialties under its registered trademark FORWARD(R). A small percentage of sales were made directly to retailers. The Company sold its assets related to this product line, together with its registered trademark FORWARD(R), in September 1997, at which time it ceased producing and selling advertising specialities.

         Backlog. At September 30, 1997, the Company's backlog of unfilled orders was approximately $1,969,000, as compared to an order backlog of approximately $3,230,000 at September 30, 1996 (of which approximately $230,000 was attributable to the discontinued advertising specialties business). The Company anticipates that all of its backlog will be shipped during the current fiscal year.

         Credit Risk. The Company sells its products on credit terms customary in the industry, and has not had significant credit problems with its customers. At September 30, 1997, three of the Company's largest customers accounted for approximately 46% of the Company's accounts receivable (three customers accounting for 53% at September 30, 1996). Any failure of such customers to pay the sums they owe to Company when due would have a material adverse effect on the Company.

         Certain Seasonal Sales. The Company's sales of advertising specialties were seasonal. Historically, the largest portion of such sales occurred during the quarter ending December 31. Such seasonal pattern is in large measure due to increased demand for such products at Christmas time for use as gifts and promotions.

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

         Where costs and other factors permit, the Company manufactures its carrying cases at the South Bend Facility. In order to achieve lower production costs for its products and to enable the Company to increase its production capacity without incurring significant capital costs for expanded facilities and equipment, the Company has, since 1992, utilized foreign contractors to manufacture its carrying cases to the extent practicable. Such foreign contractors produced approximately 63% of the Company's carrying cases in Fiscal 1997 and approximately 63% in Fiscal 1996. The Company does not have any written agreements with any of such contractors to continue to supply the Company with finished product. Management anticipates that a substantial portion of its products will be manufactured by foreign contractors over the next term.

         During Fiscal 1997, one of such foreign contractors produced approximately 44% of the Company's carrying cases and approximately 30% in Fiscal 1996. The failure of such contractor to continue to supply the Company with product would have a material adverse effect on the Company.

         In order to assure that product manufacturing by foreign contractors meets the Company's standards, the Company maintains a quality control inspection facility in Hong Kong. The Company experienced quality control problems with some of its product manufactured by foreign contractors in the first quarter of Fiscal 1996. Such problems have been corrected and management is working with suppliers and customers to assure no repetition of these problems.

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

         Manufacturing of advertising specialties (all of which was conducted in the United States) generally consisted of die cutting vinyl from rolls, heat sealing or sewing the vinyl trimming, fastening the metal findings, imprinting the product by stamping, silk screening or embossing and inserting any appropriate pads, calendars, pencils and identification labels.

         Most of the advertising specialties were, and all of the custom carrying cases are, manufactured to customer order. The balance of the products are manufactured for inventory. Products are shipped to customers by common carrier.

COMPETITION

         The business in which the Company engages is highly competitive and there are competitors which are substantially larger than the Company and have greater financial and other resources. In the production of carrying cases for original equipment manufacturers, the Company competes with approximately 1,500 United States and foreign producers. Management believes that the Company maintains its competitive position through maintenance of an extensive line of products, design capability, strategic pricing policies, reliable product delivery and quality.

EMPLOYEES

         At September 30, 1997, the Company had approximately 135 full-time employees, of whom five are employed in executive capacities, 26 are employed in administrative and clerical capacities, 18 are employed in sales capacities and the balance in production and warehouse capacities. The number of the Company's production and warehouse employees varies from approximately 75 to 100, depending on seasonal production requirements. From time to time, use is made of full-time temporary workers (zero at September 30, 1997) employed by personnel agencies which provide their services to the Company. The Company employs approximately 10 quality control inspectors in its Hong Kong quality control facility. The Company considers its employee relations to be satisfactory.

ENVIRONMENTAL PROTECTION

         Compliance with Federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any material effect upon the capital expenditures, earnings or competitive position of the Company.

ITEM 2 - DESCRIPTION OF PROPERTY

         The Company, through a subsidiary, leases manufacturing and office space at 702 South Chapin Street, South Bend, Indiana on a net lease basis through March 31, 1999 at an annual rental of $204,000 plus real estate taxes thereon (which aggregated approximately $72,000 during Fiscal 1997 on an accrual basis).

These premises have a total floor area of approximately 80,000 square feet, 70,000 square feet of which are used for manufacturing and storage, and the balance of which are used for offices. The Subsidiary sublets out a portion of this leased premises, consisting of approximately 22,000 square feet, at a monthly rental of $4,550. The Subsidiary also owns and utilizes, for warehousing purposes, a building at 713 Scott Street, South Bend, Indiana, which it purchased in 1990 for $125,000. The Company also leased approximately 5,300 square feet of additional office space in Mishawaka, Indiana at monthly net rentals ranging from $2,500 to $5,000, plus taxes and utility charges. Such lease was terminated in July 1997, at a cost to the Company of approximately $129,000 consisting of termination expenses and abandonment of leasehold improvements. The Company also leased a small manufacturing facility in LaPorte, Indiana at a monthly rental of $1,080 through July 1997, which lease was not renewed.

         The Company, through a Hong Kong subsidiary, leases warehouse facilities in Hong Kong (pursuant to a lease running through May 1999) at which its quality control inspection facilities are also located, at a monthly rental of approximately $4,700, and, in connection with the assignment of Michael Schiff man to Hong Kong (see Item 1 - "Description of Business-Production and Materials"), has leased an apartment in Hong Kong through at a monthly rental of approximately $9,000.

         The Company considers its properties in Indiana to be suitable and adequate for its present and contemplated use thereof.

         The Company leases office space for its executive offices at 275 Hempstead Turnpike, West Hempstead, New York, on a month-to-month basis at a rental of approximately $1,500 per month.

         The Company owned approximately one acre of land in Brooklyn, New York on which a two story building containing approximately 45,500 square feet of space is located. The building was originally utilized for Company operations and then leased to others. The Company had granted a first mortgage on this property as security for a loan to the Company in the original principal amount of $1,200,000. On December 4, 1997 the Company consummated the sale of this property in consideration for $830,000 in cash. The proceeds from the sale were used to pay down a portion of the Company's outstanding mortgage obligations with respect to the property, the balance of which was paid by the Company. The Company paid a brokerage fee of $53,100 in connection with this transaction.

         Management believes that all of its properties are adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

         By notice dated November 14, 1995, Metal Craft Union Local 238 (which had represented certain employees of the Company commenced an arbitration against the Company through the facilities of the New York State Employment Relations Board to determine whether the Company was in violation of its obligations to the Local 238 Pension Fund by its failure to pay withdrawal liability thereto by reason of the Company's withdrawal from the pension fund upon the closing of its Bindercraft and Republic Clear-Thru divisions in 1994 and 1995. In settlement of this claim, the Company agreed on December 27, 1995 to pay $125,000 to the pension fund ($35,000 within thirty days and the balance in quarterly installments of $11,250 through January 1998 thereafter). Payments under this settlement have been made on a timely basis and, at September 30, 1997, payments aggregating $22,500 remained outstanding.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 7, 1997 the Company held its Annual Meeting of
Shareholders. The holders of 4,138,141 shares of Common Stock of the Company were entitled to vote at the meeting and the holders of 3,949,758 shares of Common Stock, or 95% of shares entitled to vote at the meeting, were represented by proxy. No shareholders were present in person. The following actions took place:

1. The holders of 3,899,769 shares of Common Stock voted for the election of Theodore H. Schiffman to continue to serve as a director of the Company and the holders of 49,990 shares of Common Stock abstained from voting. The holders of 3,891,069 shares of Common Stock voted for the election of Michael Schiffman to continue to serve as a director of the Company and the holders of 58,690 shares of Common Stock abstained from voting. The holders of 3,891,069 shares of Common Stock voted for the election of William E. Mooar to continue to serve as a director of the Company and the holders of 48,690 shares of Common Stock abstained from voting. The holders of 3,901,426 shares of Common Stock voted for the election of Noah Fleschner to continue to serve as a director of the Company and the holders of 48,690 shares of Common Stock abstained from voting. No shareholders voted against any of the nominees.

2. The shareholders approved a proposal to amend the Company's Certificate of Incorporation to increase the authorized capital stock of the Company such that the aggregate number of shares which the Company shall have the authority to issue shall be increased from 10,000,000 to 40,000,000, all of which shall be designated "Common Stock." The holders of 3,752,876 shares of Common Stock voted for the proposal, the holders of 360,965 shares of Common Stock voted against the proposal and the holders of 16,400 shares of Common Stock abstained from voting.

3. The shareholders approved a proposal to amend the Company's Certificate of Incorporation to increase the authorized capital stock of the Company such that the Company shall have the authority to issue an additional 4,000,000 shares, all of which shall be designated "Preferred Stock." The holders of 2,642,571 shares of Common Stock voted for the proposal, the holders of 185,022 shares of Common Stock voted against the proposal and the holders of 29,103 shares of Common Stock abstained from voting.

4. The shareholders approved a proposal to effectuate a one-for-two reverse stock split of the Company's Common Stock. The holders of 3,703,628 shares of Common Stock voted for the proposal, the holders of 446,575 shares of Common Stock voted against the proposal and the holders of 22,843 shares of Common Stock abstained from voting.

5. The shareholders approved a proposal to adopt the Company's Stock Incentive Plan. The holders of 2,615,696 shares of Common Stock voted for the proposal, the holders of 417,909 shares of Common Stock voted against the proposal and the holders of 64,092 shares of Common Stock abstained from voting.

6. Finally, the shareholders ratified the appointment of Patrusky, Mintz & Semel, as independent accountants of the Company for the fiscal year ending September 30, 1997. The holders of 3,875,102 shares of Common Stock voted for the ratification, the holders of 54,321 shares of Common Stock voted against the ratification and the holders of 20,336 shares of Common Stock abstained from voting.

                                    PART II

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         MARKET FOR THE COMMON STOCK. The principal market for the Company's Common Stock is the NASDAQ SmallCap Market. The following table sets forth the high bid and low bid quotations from the NASDAQ SmallCap Market, for the fiscal quarters set forth below. These quotations (and those for the Class A Warrants and Class B Warrants shown below) represent prices between dealers, do not include retail markup, markdown or commission and do not necessarily represent actual transactions.


                                             Common Stock
                                  -------------------------------
         Period                     High Bid            Low Bid
         ------                     --------            -------
Fiscal 1997
         First Quarter                 $5.250             $0.876
         Second Quarter                 1.562              0.626
         Third Quarter                  2.126              1.250
         Fourth Quarter                 2.126              1.062

Fiscal 1996
         First Quarter                $20.500            $12.000
         Second Quarter                20.750              9.500
         Third Quarter                 13.500              8.406
         Fourth Quarter                13.500              4.250

         On December 23, 1997, the closing bid quotation for the Common Stock was $2.312 per share.

         MARKET FOR THE CLASS A WARRANTS AND THE CLASS B WARRANTS. The Company's Class A Warrants and Class B Warrants have been traded in the over-the-counter market since September 13, 1995. The Company's Class A Warrants expired and ceased trading on December 31, 1996. The following table sets forth the high and low bid prices for the warrants as reported by the National Quotation Bureau from the Pink Sheets and the OTC Bulletin Board for the fiscal quarters set forth below:


                                 Class A Warrants          Class B Warrants
                             -----------------------    ---------------------
         Period              High Bid        Low Bid     High Bid     Low Bid
         ------              --------        -------     --------     -------

Fiscal 1997
         First Quarter         $6.000         $1.000    $3.000       $1.000
         Second Quarter           ---            ---     1.516        0.016
         Third Quarter            ---            ---     1.250        0.016
         Fourth Quarter           ---            ---     1.250        0.063

Fiscal 1996
         First Quarter         $2.500         $0.063    $2.000       $0.031
         Second Quarter         6.000          1.000     5.000        1.000
         Third Quarter          7.500          6.000     5.500        3.500
         Fourth Quarter         6.500          3.000     4.500        1.000

         On December 23, 1997, the closing bid quotation was $0.15 for the Class B Warrants.

         HOLDERS OF COMMON STOCK. On December 23, 1997, there were approximately 230 holders of record of the Company's Common Stock.

         HOLDERS OF CLASS B WARRANTS. On December 23, 1997, there were three holders of record of the Class B Warrants.

         DIVIDENDS. The Company has not paid any cash dividends since 1987 and does not plan to pay cash dividends in the foreseeable future. The payment of dividends will depend upon the Company's outstanding loan arrangements as well as its short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by the Company's Board of Directors. The Company's current credit arrangements preclude the Company from paying dividends.

         SALE OF UNREGISTERED SECURITIES. On December 4, 1997 the Company consummated a private offering (the "1997 Private Placement") of securities consisting of units ("Units"), each comprised of (i) 30,000 shares of Common Stock, (ii) one warrant (a "Private Placement Warrant ") to purchase up to 30,000 shares of Common Stock at $4.00 per share and (iii) one unsecured convertible promissory note in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. 55.4 Units were sold for $25,000 per unit, aggregating $1,385,000, including $554,000 aggregate principal amount of debt. A commission of $169,000 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         IN REVIEWING MANAGEMENT'S DISCUSSION AND ANALYSIS, REFERENCE SHOULD BE MADE TO THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED AS ITEM 7 -"FINANCIAL STATEMENTS" IN THIS ANNUAL REPORT ON FORM 10-KSB.

         The following discussion and analysis compares the results of the Company's continuing operations for the years ended September 30, 1997 (the "1997 Period"), 1996 (the "1996 Period") and 1995 (the "1995 Period"). The
information and comparative data presented herein reflects the elimination of the Company's advertising specialties division (the "Advertising Specialties division").

TWELVE MONTHS ENDED SEPTEMBER 30, 1997 (THE "1997 PERIOD") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 PERIOD").

         The profit in the 1997 Period of $139,434 is a significant improvement from the ($1,183,563) loss in the 1996 Period. Earnings per share increased from a loss of ($.54) in the 1996 Period to a profit of $.04 in the 1997 Period.

REVENUES.

         Net sales decreased $1,943,459 (13.2%) to $12,736,329 in the 1997
Period, from $14,679,788 in the 1996 Period. The Company's retail Terrapin(R) line accounted for a decrease of $220,764. The decrease reflects lower custom case sales because of declined volume with three large customers.

OPERATING INCOME.

         Consolidated income from continuing operations increased by $2,320,377 to a profit of $1,003,487 in the 1997 Period, up significantly from a ($1,226,890) loss in the 1996 Period.

         Although net sales decreased in the 1997 Period, gross profits and margin increased significantly. Gross profit increased $1,603,606 (57.4%) to $4,395,959 in the 1997 Period up from $2,792,353 in the 1996 Period. The gross margin improved 15.5 percentage points to 34.5% in the 1997 Period up from 19.0% in the 1996 Period. These operating improvements reflect the cumulative impact of numerous management programs focused on increasing manufacturing efficiencies, raising quality standards and eliminating unprofitable product offerings.

         Distribution expenses decreased $46,874 (56.2%) from $83,377 in the 1996 Period to $36,503 in the 1997 Period and from .6% of net sales in the 1996 Period to .3% in the 1997 Period, primarily as a result of better control of import shipping expenses.

         Selling expenses decreased $649,143 (32.1%) from $2,020,546 in the 1996 Period to $1,371,403 in the 1997 Period. In the 1997 Period, the ratio of selling expenses to net sales was 10.8% down from 13.8% in the 1996 Period. The decrease in selling expenses in the 1997 Period was primarily the result of a 42.5% decrease in sales salaries and commissions reflecting a curtailed level of sales staffing coupled with lower sales volume, and lower travel and advertising expenses, all partially offset by increased samples expenditures and trade show expenses.

         General and administrative expenses increased as a percent of net sales from 13.1% in the 1996 Period to 15.6% in the 1997 Period, while the amount increased by $69,246 (3.6%) to $1,984,566 in the 1997 Period from $1,915,320 in the 1996 Period. The increase in general and administrative expenses consisted primarily of increases in salaries, reflecting key management additions, higher Hong Kong operational expenses, and increased travel related to cost containment efforts, all partially offset by lower group insurance cost, costs associated with the opening of letters of credit for overseas sourcing of carrying cases, and employment fees coupled with workmen's compensation and group health insurance refunds (total refunds of $87,842).

OTHER INCOME (DEDUCTIONS).

         Total interest expenses decreased by $29,742 (13.0%) to $199,915 in the 1997 Period from $229,657 in the 1996 Period due to lower borrowing levels reflecting repayments of debt.

         The Company's rental building in Brooklyn, New York, was partially leased during both the 1997 and 1996 Periods. Rental income - net increased from a loss of ($113,968) in the 1996 Period to a loss of ($170,461) in the 1997 Period as a result of lower rental receipts.

         Other income - net decreased $149,838 in the 1997 Period from the 1996 Period resulting primarily from the write-off of a receivable on the sale of fixed assets ($30,000) and the closing of a sales office ($129,245).


         Income from continuing operations increased significantly to a $362,160 profit in the 1997 Period, up $1,214,846 from a ($852,686) loss in the 1996 Period.

DISCONTINUED OPERATIONS

         On September 30, 1997, the Company sold its Advertising Specialties division. These discontinued operations showed a operating loss of ($547,055) in the 1997 period partially offset by a $324,329 gain on the sale of those operations, compared with a $330,877 operating loss related to those operations in the 1996 Period.

INCOME TAXES

         The effective tax rate for both continued and discontinued operations in the 1997 Period was 41.9% compared to 40.7% rate in the 1996 Period. The differential in rates occurred primarily due to the balance sheet approach used to calculate deferred income taxes for the 1996 Period.


TWELVE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 PERIOD") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1995 (THE "1995 PERIOD")

         The loss in the 1996 Period increased to $(1,183,563) from $(1,033,702) in the 1995 Period. Loss per share decreased from a loss of $(.64) in the 1995 Period to a loss of $(.54) in the 1996 Period.

REVENUES

         Net sales increased $2,274,308 (18.3%) to $14,679,788 in the 1996
Period, from $12,405,480 in the 1995 Period. The Company's Terrapin(TM) line, which was introduced in April 1995, accounted for $877,487 of the increase in sales.

OPERATING INCOME

         Consolidated income (loss) from operations before other income increased to a loss of $(1,226,890) in the 1996 Period from $(314,306) loss in the 1995 Period.

         Gross profit increased from $2,365,729 in the 1995 Period to $2,792,353, an increase of $426,624 (18.0%). The increase was due to the sales increase as gross profit for both years was 19.0%.

         Distribution expenses increased $32,736 (64.6%) from $50,641 in the 1995 Period to $83,377 in the 1996 Period, primarily as a result of increases in import shipping expenses.

         Selling expenses increased $745,575 (58.5%) from $1,274,971 in the 1995 Period to $2,020,546 in the 1996 Period. In the 1996 Period, the ratio of selling expenses to net sales was 13.8%, compared to 10.3% in the 1995 Period. The increase in selling expenses in the 1996 Period was primarily the result of an increase in sales salaries and commissions due to the increased level of sales and to the employment of additional sales staff for the Terrapin(TM) line and an additional sales person in Europe, increased advertising expenditures primarily directed toward the launching of the Terrapin(TM) line, additional rent for a new sales office opened after the 1995 Period and an increase in travel expenses primarily related to Terrapin(TM) and to European sales efforts.

         General and administrative expenses increased by $560,897 (41.4%) to $1,915,320 from $1,354,423 in the 1995 Period, consisting primarily of increases in professional fees, employment fees, costs attendant to the opening of substantial letters of credit required for the increased overseas production of carrying cases, and increases in managerial compensation including associated taxes and fringe benefits.

OTHER INCOME (DEDUCTIONS) AND TAXES

         Total interest expenses increased by $112,961 (96.8%) to $229,657 in the 1996 Period from $116,696 in the 1995 Period due to significantly higher borrowing levels.

         The Company's rental building in Brooklyn, New York, was unoccupied during a portion of the 1995 Period and partially leased during the 1995 Period. Rental income - net was reduced from a loss of $(127,097) in the 1995 Period to a loss of $(113,968) in the 1996 Period as a result of rental income received offset by increased real estate taxes and interest.

         The effective tax credit rate in the 1996 Period was 40.7% compared to a provision for income taxes of 39.6% in the 1995 Period. The differential occurred primarily due to the balance sheet approach used to calculate deferred income taxes.

DISCONTINUED OPERATIONS

         The discontinued operations of the Advertising Specialties division showed an operating loss of $(330,877) in the 1996 Period versus an operating income of $41,469 for the 1995 Period.

LIQUIDITY AND CAPITAL RESOURCES.

         In the 1997 Period, $336,361 of cash was provided by operating activities. This increase in operational cash resulted from: net income in the 1997 Period of $139,434; an increase of accounts payable $368,789; decreased deferred taxes of $94,234; lower prepaid and various other assets of $55,784 and lower inventories of $318,327. An increase of accounts receivable of ($113,933); and expenses and other accrued liabilities ($149,682) offset cash provided from operations.

         Net investing activities in the 1997 Period provided cash of $27,570. The Company collected $25,000 on the sale of its Advertising Specialities division, $69,996 of notes receivable, which arose from the sale of its discontinued operations in 1994 and collected $70,231 of loans made to its officers. In the 1997 Period, the Company purchased $137,657 of property, plant and equipment.

         Financing activities in the 1997 Period provided cash of $793,053. As a result of the Company's private placement, the Company received $538,500 for the issuance of common stock and $359,000 for the issuance of convertible notes payable. The Company also received $185,000 for the units that did not close by September 30, 1997. The Company incurred offering costs of $190,042 and debt costs of $111,664, which are being amortized over the term of the notes (see below for a detailed explanation of the private placement). Funds were used for payments of long-term notes payable of $177,720 and for the mortgage of $15,164.

         On February 14, 1996, the Company obtained a thirteen month loan of $250,000 bearing interest at 10% per annum. The loan was convertible, under certain conditions at the option of the lender, into shares of the Company's Common Stock at a conversion of $2.00 per share. In October 1996, $100,000 of such debt was converted into 100,000 shares of Common Stock. The balance of the note has been paid in full in October 1997.

         The Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission for the registration of 1,450,000 shares of its Common Stock issuable upon exercise of certain outstanding warrants was declared effective by the Commission on March 25, 1996. As of September 30, 1997, such warrants exercisable for 219,000 shares at $5.00 per share and 87,500 shares at $2.00 per share, remained outstanding. In the 1997 Period, certain warrants were exercised and the Company issued 100,000 shares for a total of $1,000. The Company's Common Stock is traded on the Nasdaq SmallCap Market and, during the first days immediately preceding December 23, 1997, was trading in the range of approximately $2.40 per share. The Company anticipates that holders of its remaining outstanding warrants will continue to exercise such warrants only if the Common Stock trades at a substantial premium over the exercise price of the warrants, of which there can be no assurance.

         During Fiscal 1997 and in December 1997, the Company consummated the 1997 Private Placement of Units, each unit comprised of (i) 30,000 shares of Common Stock, (ii) one Private Placement Warrant to purchase up to 30,000 shares of Common Stock at $4.00 per share and (iii) one unsecured convertible promissory note in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. 55.4 Units were sold for $25,000 per unit, aggregating $1,385,000, including $554,000 aggregate principal amount of debt. A commission in the amount of $169,000 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

         Forward and Koszegi Industries, Inc., a wholly-owned subsidiary of Forward ("Koszegi"), have a line of credit with their bank and are indebted to such bank for short-term borrowings and acceptances. The total line is for $1,100,000 of which $750,000 is reserved for letters of credit (acceptances). The line of credit was scheduled to mature on August 15, 1996 but was extended to February 28, 1998. In connection with such extension, the rate of interest on outstanding borrowings was increased from 1% to 1-1/2% over prime. The line of credit contains certain financial covenants, including maintaining such ratios and the Bank has waived compliance through February 28, 1998. At September 30, 1997, Foward and Koszegi owed the bank $1,083,037. The Company also is seeking financing from other institutional lenders to replace its existing bank line of credit, but has not received any commitments in this regard and there can be no assurance that any commitments will be forthcoming or will be on terms which will not be unduly burdensome to the Company.

         In December 1997, the Company sold its building in Brooklyn, New York for $830,000 and recognized a gain of approximately $600,000. The proceeds of the sale were used to pay down the balance of the mortgage.

         The Company did not incur any other long-term debt in the 1997 Period. At September 30, 1997, long-term debt amounted to $593,697 and all installment note and capital lease payments were made on a timely basis. Long-term debt is scheduled to mature as follows: $234,697 to be paid in Fiscal 1998 and $359,000 to be paid in fiscal 1999.

DEFERRED INCOME TAXES

         The Company's balance sheet at September 30, 1997 includes $2,010,475 of deferred income taxes as an asset. The Company was profitable in the 1997 Period and fully anticipates being profitable during the entire 1998 Fiscal Year and beyond. In addition, as described above, the Company sold its building in Brooklyn, New York and received a gain of approximately $600,000. However, to the extent that the Company's operation may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at September 30, 1997, the Company's stockholder's equity at such date of $4,228,694 would have been reduced by $2,010,475 to a stockholder's equity of $2,218,219 and the Company's working capital at September 30, 1997 would have been reduced by $690,000 from $2,718,003 to $2,028,003.

ITEM 7 - FINANCIAL STATEMENTS


                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                   REPORT ON
                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED SEPTEMBER 30, 1997



                                   CONTENTS




                                                                PAGE
                                                                ----
INDEPENDENT AUDITORS' REPORTS                                F-2 - F-3


CONSOLIDATED BALANCE SHEETS                                  F-4 - F-5


CONSOLIDATED STATEMENTS OF OPERATIONS                        F-6


CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY                                   F-7


CONSOLIDATED STATEMENTS OF CASH FLOWS                        F-8 - F-9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-10 - F-26


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS              F-27


EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE          F-28

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
FORWARD INDUSTRIES, INC.
WEST HEMPSTEAD, NEW YORK


We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. and Subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year ended September 30, 1997 in conformity with generally accepted accounting principles.

We have audited Schedule II an Exhibit 11 of the Company for the year ended September 30, 1997 included in the 1997 annual report of the Company on Form 10-KSB. In our opinion, the schedule presents fairly the information required to be set forth therein.


                                         /s/ Patrusky, Mintz & Semel
                                             ----------------------------
                                             PATRUSKY, MINTZ & SEMEL
                                             CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
December 5, 1997

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
FORWARD INDUSTRIES, INC.
WEST HEMPSTEAD, NEW YORK


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Forward Industries, Inc. and Subsidiaries for the year ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Forward Industries, Inc. and Subsidiary for the year ended September 30, 1996 in conformity with generally accep ed accounting principles.

As discussed in Note 21 of the consolidated financial statements, the Company's 1996 provision for income tax credits previously reported as $938,830 should have been $813,539. This discovery was made subsequent to the issuance of the consolidated financial statements. The consolidated financial statements have been restated to reflect this correction.

We have also audited Schedule II and Exhibit 11 of the Company for the year ended September 30, 1996 included in the 1997 annual report of the Company on Form 10-KSB. In our opinion, the schedule presents fairly the information required to be set forth therein.


                                             /s/ Miller, Ellin & Company
                                             ------------------------------
                                             MILLER, ELLIN & COMPANY
                                             CERTIFIED PUBLIC ACCOUNTANTS


NEW YORK, NEW YORK
December 5, 1996, except for Note 21
   and Exhibit 11 which are dated
   December 5, 1997

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1997



                                     ASSETS
                                (NOTES 7 AND 8)


CURRENT ASSETS:
   Cash and cash equivalents                                        $ 1,365,198
   Accounts receivable, less allowance for doubtful
     accounts of $91,333                                              2,888,593
   Due on sale of division (net of estimated expenses) (Note 14)        572,785
   Inventories (Note 2)                                                 935,012
   Prepaid expenses and other current assets (Note 6)                   161,402
   Notes receivable - current portion (Note 3)                          276,686
   Notes and loans receivable - officers - current portion (Note 5)      63,821
   Deferred income taxes (Note 11)                                      690,000
                                                                    -----------

                  Total current assets                                6,953,497
                                                                    -----------
PROPERTY, PLANT AND EQUIPMENT - net (Note 4)                            606,002
                                                                    -----------

OTHER ASSETS:
   Deferred income taxes (Note 11)                                    1,320,475
   Building held for sale or lease  (Note 15)                           129,253
   Note receivable - net of current portion (Note 3)                    615,338
   Notes and loans receivable - officers - net of
     current portion  (Note 5)                                          105,535
   Deferred offering costs                                               66,942
   Deferred debt costs                                                   98,884
   Other assets                                                         112,248
                                                                    -----------

                                                                      2,448,675
                                                                    -----------
                                                                    $10,008,174
                                                                    ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)

                               SEPTEMBER 30, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Acceptances and notes payable (Note 7)                        $   1,375,105
   Accounts payable                                                  1,936,899
   Current maturities of mortgage payable (Notes 9 and 15)              16,991
   Current maturities of long-term debt (Note 8)                       234,697
   Private placement deposits (Note 17)                                185,000
   Accrued expenses and other current liabilities (Note 10)            486,802
                                                                 -------------

                  Total current liabilities                          4,235,494
                                                                 -------------
LONG-TERM LIABILITIES:
   Mortgage payable - net of current maturities (Notes 9 and 15)     1,096,286
   Long-term debt - net of current maturities (Note 8)                 359,000
   Notes payable - related parties (Note 16)                            88,700
                                                                 -------------

                                                                     1,543,986
                                                                 -------------
                  Total liabilities                                  5,779,480
                                                                 -------------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
   Preferred stock, 4,000,000 authorized shares,
     par value $.01; none issued
   Common stock, 40,000,000 authorized shares,
     par value $.01; issued 4,303,031 shares
     (including 164,890 held in treasury)
     (Note 17)                                                          43,030
   Paid-in capital                                                   6,229,347
   Accumulated deficit                                              (1,805,570)
                                                                 -------------
                                                                     4,466,807
   Less: Cost of shares in treasury                                    238,113
                                                                 -------------

                  Total stockholders' equity                         4,228,694
                                                                 -------------
                                                                 $  10,008,174
                                                                 =============



               The accompanying notes are an integral part of the
                       consolidated financial statements

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                        -------------------------------------
                                                                            1997                    1996
                                                                        -------------           -------------
                                                                                                 (Restated)
NET SALES                                                               $  12,736,329           $  14,679,788

COST OF GOODS SOLD                                                          8,340,370              11,887,435
                                                                        -------------           -------------

GROSS PROFIT                                                                4,395,959               2,792,353
                                                                        -------------           -------------

OPERATING EXPENSES:
   Distribution                                                                36,503                  83,377
   Selling                                                                  1,371,403               2,020,546
   General and administrative                                               1,984,566               1,915,320
                                                                        -------------           -------------
                                                                            3,392,472               4,019,243
                                                                        -------------           -------------

INCOME (LOSS) FROM OPERATIONS                                               1,003,487              (1,226,890)
                                                                        -------------           -------------

OTHER INCOME (DEDUCTIONS):
   Interest expense                                                          (142,525)               (160,591)
   Interest expense - related parties                                         (57,390)                (69,066)
   Interest income                                                             42,009                  49,665
   Rental income - net                                                       (170,461)               (113,968)
   Other income (deductions) - net                                            (68,407)                 81,431
                                                                        -------------           -------------
                                                                             (396,774)               (212,529)
                                                                        -------------           -------------
INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES (TAX CREDITS)                                             606,713              (1,439,419)

PROVISION FOR INCOME TAXES
   (TAX CREDITS) (Note 11)                                                    244,553                (586,733)
                                                                        -------------           -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                      362,160                (852,686)
                                                                        -------------           -------------

DISCONTINUED OPERATIONS (Note 14):
   Loss from discontinued operations, net of income tax
     benefits of $(353,489) and $(226,806)                                   (547,055)               (330,877)
   Gain on disposal of discontinued operations, net of
     income taxes of $209,571 and $-0-                                        324,329                    -
                                                                        -------------           -------------
                                                                             (222,726)               (330,877)
                                                                        -------------           -------------

NET INCOME (LOSS)                                                       $     139,434           $  (1,183,563)
                                                                        =============           =============

NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE (Note 17):
     Income (Loss) from continuing operations                           $         .10           $        (.39)
     Discontinued operations                                                     (.06)                   (.15)
                                                                        -------------           -------------

                                                                        $         .04           $        (.54)
                                                                        =============           =============

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING
   (Note 17)                                                                3,809,090               2,178,987
                                                                            =========               =========

DIVIDENDS                                                                        NONE                    NONE
                                                                                 ====                    ====


                 The accompanying notes are an integral part of
                     the consolidated financial statements

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                             YEAR ENDED SEPTEMBER 30, 1996 (RESTATED)


                                                   COMMON STOCK                                               TREASURY STOCK
                                            ----------------------------                  RETAINED       ------------------------
                                              NUMBER                         PAID-IN      EARNINGS       NUMBER
                                  TOTAL      OF SHARES       AMOUNT          CAPITAL      (DEFICIT)     OF SHARES       AMOUNT
                               -----------  ------------  -------------  -------------  --------------  ------------  ---------
BALANCE - October 1, 1995      $ 1,235,337    1,869,731     $  18,697     $  2,216,194  $    (761,441)    (164,890)    $  (238,113)

Stock split (Note 17)                 -       1,869,731        18,697          (18,697)          -        (164,890)           -

Reverse stock split (Note 17)         -      (1,869,731)      (18,697)          18,697           -         164,890            -

Exercise of warrants             2,849,010    1,017,000        10,170        2,838,840           -            -               -

Conversion of debt
   into equity                     557,200      139,300         1,393          555,807           -            -               -

Issuance of warrants for
   services rendered (Note 17)      88,876         -             -              88,876           -            -               -

Net loss (Restated - see
   Note 21)                     (1,183,563)        -             -                -        (1,183,563)        -               -
                               -----------  -----------     ---------     ------------  -------------   ----------     --------

BALANCE -
   September 30, 1996          $ 3,546,860    3,026,031     $  30,260     $  5,699,717  $  (1,945,004)    (164,890)    $  (238,113)
                               ===========  ===========     =========     ============  =============   ==========     ===========

                                                      YEAR ENDED SEPTEMBER 30, 1997

BALANCE - October 1, 1996      $ 3,546,860    3,026,031     $  30,260     $  5,699,717  $  (1,945,004)    (164,890)    $  (238,113)

Common stock issued in
   connection with private
   placement (Note 17)             538,500    1,077,000        10,770          527,730           -            -               -

Deferred offering costs           (123,100)        -             -            (123,100)          -            -               -

Exercise of warrants                 2,000      100,000         1,000            1,000           -            -               -

Conversion of debt
   into equity (Note 8)            100,000      100,000         1,000           99,000           -            -               -

Issuance of warrants for
   services rendered (Note 17)      25,000         -             -              25,000           -            -               -

Net income                         139,434         -             -                -           139,434         -               -
                               -----------  -----------     ---------     ------------  -------------   ----------     --------

BALANCE -
   September 30, 1997          $ 4,228,694    4,303,031     $  43,030     $  6,229,347  $  (1,805,570)    (164,890)    $  (238,113)
                               ===========  ===========     =========     ============  =============   ==========     ===========

Note- Preferred stock is not shown as no shares have been issued.


                 The accompanying notes are an integral part of
                     the consolidated financial statements

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           YEARS ENDED
                                                                                          SEPTEMBER 30,
                                                                                --------------------------------
                                                                                     1997              1996
                                                                                ---------------  ---------------
                                                                                                    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $    139,434    $  (1,183,563)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) continuing operations:
       Loss from discontinued operations                                               547,055          330,877
       Gain on sale of division - gross                                               (533,900)            -
       Depreciation and amortization                                                   182,110          196,969
       Deferred taxes                                                                   94,234         (811,709)
       Non-cash compensation                                                            25,000           88,876
       Abandonment of leasehold improvements                                            93,812             -
       Changes in assets and liabilities:
         Accounts receivable                                                          (113,933)        (492,670)
         Inventories                                                                   318,327          (54,928)
         Prepaid expenses and other current assets                                     (55,784)          61,838
         Other assets                                                                  (58,435)          15,997
         Accounts payable                                                              368,798       (1,722,087)
         Accrued expenses and other current liabilities                               (149,682)         214,963
         Other liabilities                                                             (22,500)         (58,000)
                                                                                  ------------    -------------
   Net cash provided by (used in) continuing operations                                834,536       (3,413,437)
                                                                                  ------------    -------------

   Net cash provided by (used in) discontinued operations:
     Loss from discontinued operations                                                (547,055)        (330,877)
     Depreciation and amortization                                                      33,130           34,564
     Discontinued operations - net                                                      15,750          327,077
                                                                                  ------------    -------------
                                                                                      (498,175)          30,764
                                                                                  ------------    -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    336,361       (3,382,673)
                                                                                  ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of division                                                       25,000             -
   Proceeds from notes and loans receivable                                             69,996          301,496
   Proceeds from collections from officers                                              70,231           63,075
   Purchases of property, plant and equipment                                         (137,657)         (88,209)
                                                                                  ------------    -------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                               27,570          276,362
                                                                                  ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings                                                 205,393           59,396
   Proceeds from long-term notes                                                       359,000          250,000
   Payments of long-term notes                                                        (177,720)        (460,508)
   Payments of mortgage                                                                (15,164)         (10,307)
   Proceeds from notes payable - related parties                                          -             164,200
   Payments of notes payable - related parties                                          (2,250)         (16,050)
   Proceeds from issuance of stock                                                     540,500        3,092,250
   Deferred offering costs                                                            (190,042)        (243,240)
   Proceeds from private placement deposits                                            185,000             -
   Deferred debt costs                                                                (111,664)            -
                                                                                  ------------    -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              793,053        2,835,741
                                                                                  ------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,156,984         (270,570)

CASH AND CASH EQUIVALENTS - beginning                                                  208,214          478,784
                                                                                  ------------    -------------

CASH AND CASH EQUIVALENTS - ending                                                $  1,365,198    $     208,214
                                                                                  ============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                            YEARS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                        1997          1996
                                                   ------------- --------------
                                                                   (RESTATED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                      $    296,421     $   350,111
     Income taxes                                         6,433             974



SCHEDULES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
     Sale of division, net of cash collected       $  1,278,535     $      -
     Warrants issued for services rendered               25,000            -
     Conversion of debt into equity                     100,000            -










                 The accompanying notes are an integral part of
                     the consolidated financial statements

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly-owned subsidiaries (together the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

     BUSINESS

     The Company is engaged in the business of designing, manufacturing and selling custom soft-sided carrying cases and bags selling to customers in the United States, Europe and Asia. For the years ended September 30, 1997 and 1996, approximately 15% and 14% of sales were to customers outside the United States.

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

         Three customers accounted for 46% and four customers accounted for 60% of the Company's accounts receivable at September 30, 1997 and 1996, respectively. These customers are substantial companies with good credit worthiness. None of these customers are in default and payments are received from them on a timely basis.

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

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


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

     DEFERRED OFFERING AND DEFERRED DEBT COSTS

     Deferred offering costs represent costs incurred with the equity portion of the Company's 1997 private placement (see Note 17). Such costs are charged against paid-in capital when then respective sales of the units are closed.

     Deferred debt costs represent costs incurred with the debt portion of the Company's 1997 private placement (see Note 17). The costs are amortized over the term of the promissory notes issued. Amortization amounted to $12,780 for the year ended September 30, 1997.

     ADVERTISING COSTS

     Advertising costs are charged to operations when incurred. Advertising costs amounted to $284,508 and $491,824 for the years ended September 30, 1997 and 1996, respectively.

     TRANSLATION OF FOREIGN CURRENCY

     The foreign currency financial statements of divisions operating outside the United States are translated in accordance with the requirements of the Financial Accounting Standards Board. All income and expense accounts are translated at average exchange rates; assets and liabilities, at current exchange rates; and stockholders' equity and intercompany balances at historical exchange rates. Translation adjustments were accumulated but have not been included as a separate component of equity at September 30, 1997, because it has been deemed to be immaterial.

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

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of shares outstanding during each year presented. Common stock equivalents have not been included for the year ended September 30, 1996 as their effect would be antidilutive. For the year ended September 30, 1997, the treasury stock method was utilized to calculate the dilutive effect of those options and warrants whose exercise prices were below the market price of the underlying securities.

     RECLASSIFICATIONS

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


NOTE 2 - INVENTORIES

     Inventories at September 30, 1997 are comprised of the following:

              Finished goods                        $    682,545
              Work-in-process                             99,164
              Raw materials and supplies                 153,303
                                                    ------------
                                                    $    935,012
                                                    ============


NOTE 3 - NOTES RECEIVABLE

     Notes receivable consist of the following at September 30, 1997:

       Non-interest bearing promissory note received as part of the sale of the
         Company's Advertising Specialties division ("ASI" - see Note 14)
         payable in equal monthly installments of $23,611 commencing in October
         1997 through September 2000. Interest on the note has been imputed at a rate of 12 1/2% per annum. The note is
         secured by the assets sold by the Company.                                           $    705,750

       Subordinated note received as part of the sale of certain assets of its
         Republic division in April 1994, payable in monthly installments of
         $5,833 plus interest at prime
         (not to exceed 9%) through May 2000.                                                      186,274
                                                                                              ------------
                                                                                                   892,024
       Less:  current maturities                                                                   276,686
                                                                                              ------------
                                                                                              $    615,338
                                                                                              ============

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997




NOTE 3 - NOTES RECEIVABLE (CONTINUED)

     Maturities of notes receivable are as follows:

                  FISCAL YEAR ENDING
                     SEPTEMBER 30,               AMOUNT
                  ------------------            ----------
                         1998                   $  276,686
                         1999                      304,056
                         2000                      311,282
                                                ----------
                                                $  892,024
                                                ==========

     Interest income on the above notes receivable amounted to $19,314 and $25,267 for the years ended September 30, 1997 and 1996, respectively.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30, 1997 consists of the following:

                                                                                 ESTIMATED USEFUL LIVES
                                                                                 ----------------------
         Machinery and equipment                             $  1,136,122             5 - 10 years
         Furniture, fixtures and computer                         474,622             5 - 10 years
         Land                                                      25,000
         Building and building improvements                       365,316             10 - 20 years
         Leasehold improvements                                    32,750                   *
         Transportation equipment                                  18,978                3 years
                                                             ------------
                                                                2,052,788
         Less: Accumulated depreciation
                    and amortization                            1,446,786
                                                             ------------
                                                             $    606,002
                                                             ============

         * Leasehold improvements are amortized on the straight-line method over the terms of the leases or the estimated lives of the improvements, if shorter.

     Depreciation expense amounted to $134,837 and $155,447 for the years ended September 30, 1997 and 1996, respectively.

                                     FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                SEPTEMBER 30, 1997




NOTE 5 - NOTES AND LOANS RECEIVABLE -  OFFICERS

     At September 30, 1997, notes and loans receivable - officers consist of the following:

         Note receivable in amounts of $10,000 per year, paid by the end of each fiscal year from September 1996 through
           September 2000 plus interest at 7% per annum *                                        $   30,000
         Note receivable in amounts of $50,000 per year, paid by
           the end of each fiscal year from September 1996 until
           such balance is paid plus interest at 6% per annum                                       135,535
         Loan receivable, due on demand with interest at 6% per annum                                 3,821
                                                                                                 ----------
                                                                                                    169,356
         Less:  Current maturities                                                                   63,821
                                                                                                 ----------
                                                                                                 $  105,535
                                                                                                 ==========

     * Includes accrued interest receivable

     Maturities of notes and loans receivable - officers are as follows:

             FISCAL YEAR ENDING
                 SEPTEMBER 30,
             ------------------
                     1998                                $    63,821
                     1999                                     60,000
                     2000                                     45,535
                                                         -----------
                                                         $   169,356
                                                         ===========

     Interest income on the above notes and loans amounted to $12,441 and $23,254 for the years ended September 30, 1997 and 1996, respectively.


NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets at September 30, 1997 consist of the following:

                  Prepaid expenses                   $  140,002
                  Other receivables                       1,900
                  Others                                 19,500
                                                     ----------
                                                     $  161,402
                                                     ==========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997



NOTE 7 - ACCEPTANCES AND NOTES PAYABLE

     Forward and Koszegi Industries, Inc., a wholly-owned subsidiary ("Koszegi") have a line of credit with their bank and are indebted to such bank for short-term borrowings and acceptances. The total line is for $1,100,000 of which $750,000 is reserved for letters of credit (acceptances). The line was scheduled to mature on August 15, 1996, but has been extended through February 28, 1998. In connection with the extension, the rate of interest was increased from 1% to 1 1/2% above the prime lending rate. The line is secured by all of the assets of Forward and Koszegi and is personally guaranteed by a stockholder up to a maximum of $500,000. At September 30, 1997, the balance owed to the bank amounted to $1,083,037.

     The line of credit provides for various financial covenants, including the maintenance of certain financial ratios. Forward and Koszegi were not in compliance with some of these financial covenants at September 30, 1997. The bank waived compliance with such covenants through February 28, 1998.

     From time to time, the Company borrows on letters of credit (acceptances) from a corporation controlled by a relative of the principal stockholders. These borrowings occur on an "as needed" basis and bear interest at the prevailing market rate. At September 30, 1997, the Balance owed was $292,068.

     Interest expense on the above debt amounted to $140,882 and $80,067 for the years ended September 30, 1997 and 1996, respectively. Interest to the controlled corporation amounted to $31,537 and $39,197 for the years ended September 30, 1997 and 1996, respectively.


NOTE 8 - LONG-TERM DEBT

     Long-term debt at September 30, 1997 consists of the following:

         10% convertible promissory notes issued in connection with the
           Company's 1997 private placement, payable on December 4, 1998 (see
           Note 17 for the details involving the terms of conversion, etc.)                         $  359,000

         10% note payable to a corporation on the tenth business
           day after written demand on or after February 1, 1997.
           Accrued interest is payable on a quarterly basis.  The
           note may be converted into common stock to a
           conversion price of $.50 per share (a)                                                      150,000

         Note payable to bank in thirty-six equal monthly installments of
           $8,333 through June 1998 with interest
           at 1% above prime (b)                                                                        75,000

         Equipment leases payable in monthly installments
           secured by the respective equipment                                                           9,697
                                                                                                    ----------
                                                                                                       593,697
         Less current maturities                                                                       234,697
                                                                                                    ----------
                                                                                                    $  359,000
                                                                                                    ==========

         (a) In October 1996, $100,000 of the debt, originally $250,000, was converted into 100,000 shares of common stock. In October 1997, the balance of the note was repaid.
         (b) Secured by all assets of Koszegi. In October 1997, the balance of the note was repaid.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997




NOTE 8 - LONG-TERM DEBT (CONTINUED)

     Maturities of long-term debt are as follows:

                  FISCAL YEAR ENDING
                     SEPTEMBER 30,                    AMOUNT
                  ------------------                  ------
                         1998                       $  234,697
                         1999                          359,000
                                                    ----------
                                                    $  593,697
                                                    ==========

     Interest expense on the above debt amounted to $38,656 and $71,719 for the years ended September 30, 1997 and 1996, respectively.


NOTE 9 - MORTGAGE PAYABLE

     The mortgage note is secured by a building and is payable over a ten year term ending in 1999. Repayment of principal is based upon a twenty-eight year amortization schedule. The monthly payment is $11,545 including interest at the rate of 11% per annum (see Note 15).

     Aggregate annual principal payments under the mortgage are as follows:

           FISCAL YEAR ENDING SEPTEMBER 30,

                        1998                                  $     16,991
                        1999                                     1,096,286
                                                              ------------
                                                              $  1,113,277
                                                              ============

     In December 1997, the building was sold and the mortgage was repaid from the proceeds of the sale and from working capital.

     Interest expense on the mortgage amounted to $123,379 and $138,626 for the years ended September 30, 1997 and 1996, respectively.


NOTE 10 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at September 30, 1997 consist of the following:

          Accrued expenses                                          $  399,327
          Union claim payable                                           22,500
          Withholding taxes payable                                      7,173
          Income taxes payable                                             681
          Others                                                        57,121
                                                                    ----------
                                                                    $  486,802
                                                                    ==========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997





NOTE 11 - INCOME TAXES

     The components of the deferred tax assets and liabilities at September 30, 1997 are as follows:

              Current:
                Accounts receivable                            $     31,100
                Inventory                                           105,500
                Net operating losses                                545,800
                Union settlement                                      7,600
                                                               ------------

                                                                    690,000
                                                               ------------

              Non-current:
                Net operating losses                              1,289,375
                Property, plant and equipment                        41,000
                Contribution carryover                               72,200
                Issuance of stock warrants                           17,900
                                                               ------------
                                                                  1,420,475
                Valuation allowance                                 100,000
                                                               ------------

                Net non-current asset                             1,320,475
                                                               ------------

                Net deferred tax asset                         $  2,010,475
                                                               ============

     Provision for income tax credits for the years ended September 30, consists of the following:

                                                      1997           1996
                                                  ------------   ------------
                                                                  (Restated)

         Current tax expense                      $     6,401     $    (1,830)
         Deferred tax expense                         238,152        (584,903)
         Change in valuation allowance                   -               -
                                                  -----------     -----------
                                                      244,553        (586,733)

         Net benefit to discontinued operations      (143,918)       (226,806)
                                                  -----------     -----------

                                                  $   100,635     $  (813,539)
                                                  ===========     ===========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997




NOTE 11 - INCOME TAXES (CONTINUED)

     Reconciliation of statutory rate to effective income tax rate is as follows:

                                                          YEARS ENDED
                                                         SEPTEMBER 30,
                                                   ------------------------
                                                     1997           1996
                                                   ----------   -----------
                                                                 (Restated)

         Continuing operations:
           At federal statutory rate                  34.0  %        (34.0)%
           Effect of:
              Temporary and permanent differences    (28.8)            (.9)
              Net operating loss carryforwards        (5.2)           34.9
              Deferred income taxes                   39.3           (40.6)
              Miscellaneous                            1.0             (.2)
                                                   -------         -------
                                                      40.3  %        (40.8)%
                                                   =======         =======
         Discontinued operations:
           At federal statutory rate                 (34.0)%         (34.0)%
           Effect of:
              Temporary and permanent differences     28.8             (.9)
              Net operating loss                       5.2            34.9
              Deferred income taxes                  (39.3)          (40.7)
                                                   -------         -------
                                                     (39.3)%         (40.7)%
                                                   =======         =======

     At September 30, 1997, the Company has unused net operating loss carryforwards and contribution carryforwards of approximately $5,230,000 and $212,000 expiring through September 30, 2011 and 1999, respectively.

     The Company expects income from its continuing operations in amounts sufficient to enable it to realize the deferred tax assets.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997





NOTE 12 - COMMITMENTS AND CONTINGENCIES

     The Company rents its facilities under leases expiring at various dates through April 2002. In addition, the Company is leasing two warehouse facilities on a month-to-month basis. Total net rent expense for the years ended September 30, 1997 and 1996 amounted to $350,893 and $352,142, respectively.

     Minimum rental commitments under such leases for future fiscal years ending September 30, are summarized below:

                  1998                                 $  206,000
                  1999                                     88,000
                                                       ----------
                                                       $  294,000
                                                       ==========
     LETTERS OF CREDIT

     At September 30, 1997, the Company was contingently liable on unused letters of credit in the amount of $150,576 ($133,595 to related parties).

     EMPLOYMENT CONTRACTS

     The Company has employment contracts with three principal officers providing for annual salaries aggregating $575,000 and bonuses for two of the officers based on income before taxes in excess of $1,000,000, and for one of the officers based on profits but limited to $100,000. The agreements for two officers were renewed on September 30 and October 31, 1997 until September 30 and October 31, 2000. The third officer has a two year contract ending October 1998 which also provides for options on the Company's common stock as follows: (1) 150,000 shares at an exercise price equal to fair market value as of the date of approval; (2) 250,000 shares, if income before taxes exceeds $1,000,000 in either fiscal 1997 or 1998 at an exercise price equal to the fair market values on the date of grant and vesting 25% each six months after grant providing there is continuing employment. These options are exercisable for ten years from the date of grant.

     Compensation incurred under these agreements amounted to $609,170 and $387,500 for the years ended September 30, 1997 and 1996, respectively.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997



NOTE 13 - MAJOR CUSTOMERS

     The Company's major customers are as follows:

                                                        YEARS ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------
                                                  1997                             1996
                                       ----------------------------  ----------------------------
                                                            % OF                             % OF
                                                             NET                             NET
                                           SALES            SALES           SALES           SALES
                                       ------------       ------         ------------      ------
     Customer 1                        $  3,518,171         27.6         $  2,405,820        16.4
     Customer 2                           2,734,790         21.5            2,143,222        14.6
     Customer 3                                -             -              1,507,262        10.2
     Customer 4                                -             -              1,491,388        10.2
                                       ------------       ------         ------------      ------

     Sales to major customers          $  6,252,961         49.1         $  7,547,692        51.4
                                       ============       ======         ============      ======

     Net sales                         $ 12,736,329        100.0         $ 14,679,788       100.0
                                       ============       ======         ============      ======


NOTE 14 - DISCONTINUED OPERATIONS

     ADVERTISING SPECIALTIES DIVISION

     On September 30, 1997, Koszegi sold certain of its assets, consisting primarily of inventory and equipment relating to its Advertising Specialties division ("ASI"), to Amplaco Group, Inc. ("Amplaco"). In addition, Amplaco will assume certain liabilities of Koszegi, including a portion of Koszegi's lease obligations with respect to its manufacturing facility in South Bend, Indiana.

     The selling price was $1,350,000 (subject to adjustment as discussed below) and is to be received as follows:

     1. $500,000 in cash. (Received as follows: $25,000 in September and $475,000 in October 1997).

     2. The receipt of a non-interest bearing secured promissory note for $850,000 (see Note 3).

     The selling price is subject to the value of the inventory. If the value of the inventory as of the closing date is less than or greater than $400,000, then the purchase price will be adjusted on a dollar for dollar basis (the "Inventory Adjustment"). Upon the final determination of the Inventory Adjustment, such amount will be paid by Amplaco immediately with accrued interest.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997



NOTE 14 - DISCONTINUED OPERATIONS (CONTINUED)

     Based on a physical count taken on the closing date, the inventory was valued by Koszegi at $647,785. The amount in excess of $400,000 is to be added to the selling price and paid for in cash (subject to negotiation). Koszegi has recognized a gain of $533,900, net of estimated expenses on this transaction.

     The sale of the ASI division is being accounted for as a discontinued operation and the consolidated statements of operations have been restated accordingly. The assets sold at September 30, 1997 are as follows:

             Inventory                                           $  647,785
             Property, plant and equipment (net)                     13,732
                                                                 ----------
                                                                 $  661,517
                                                                 ==========

     Summarized results of ASI for the years ended September 30, are as follows:

                                                      1997           1996
                                                  ------------   -------------
                                                                  (Restated)

         Net sales                                $  2,311,127    $  3,191,909
                                                  ============    ============

         Loss from operations before
           income tax benefit                     $   (900,544)    $  (557,683)

         Income tax benefit                           (353,489)       (226,806)
                                                  ------------    ------------

         Loss from operations                         (547,055)       (330,877)
                                                  ------------    ------------

         Gain on disposal before income taxes          533,900            -

         Income taxes                                  209,571            -
                                                  ------------    ------------

         Gain on disposal                              324,329            -
                                                  ------------    ------------

         Total loss on discontinued operations    $   (222,726)   $   (330,877)
                                                  ============    ============

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997



NOTE 15 - BUILDING HELD FOR SALE OR LEASE

     The Company is holding a building for sale or lease which is subject to a mortgage (see Note 9). Depreciation expense on the building, which is included in net rental income, amounted to $32,710 and $32,734 for the years ended September 30, 1997 and 1996, respectively.

     In December 1997, the Company sold the building for $830,000 and recognized a profit of approximately $600,000. The proceeds were used in the repayment of the mortgage note.


NOTE 16 - NOTES PAYABLE - RELATED PARTIES

     At September 30, 1997, notes payable - related parties consists of the following:

         Note payable to a relative of a principal stockholder/
             officer on September 1, 2000, bearing interest at
             10% per annum                                      $  88,700
         Less:  Current maturities                                   -
                                                                ---------
                                                                $  88,700
                                                                =========

     Interest amounted to $10,020 and $29,869 for the years ended September 30, 1997 and 1996, respectively.


NOTE 17 - STOCKHOLDERS' EQUITY

     COMMON AND PREFERRED STOCK

     On January 13, 1997, the Company increased the number of authorized shares from ten million (10,000,000) to forty-four million (44,000,000), of which four million have been designated as preferred stock.

     STOCK SPLITS

     On December 27, 1995, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. All share data and per share amounts have been adjusted to reflect the stock split on a retroactive basis.

     On January 13, 1997, the Board of Directors declared a one-for-two reverse stock split which became effective as of December 23, 1997. All share data and per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997




NOTE 17 - STOCKHOLDERS' EQUITY (CONTINUED)

     PRIVATE PLACEMENT

     In May 1997, the Company began offering for sale, through a private placement, 56 units at a price of $25,000 per unit. Each unit consists of the following:

     1.   30,000 shares of common stock.

     2. A warrant to purchase up to 30,000 shares of common stock at $4.00 per share through March 15, 1999.

     3. An unsecured 10% convertible promissory note in the amount of $10,000 payable on December 4, 1998. The notes are convertible, at the sole option of the Company, into 20,000 shares of common stock and one warrant (same terms as described in #2). If the Company exercises its option to convert any outstanding notes, then it must convert all of the notes.

     As of September 30, 1997, the Company had sold 35.9 units grossing $897,500. Amounts received for units that did not close by September 30, 1997 have been classified as private placement deposits in the consolidated balance sheet.

     On December 4, 1997 the Company sold an additional 19.5 units grossing $487,500.

     WARRANTS

     On September 26, 1994, the Company issued a warrant to purchase 350,000 shares of common stock at an exercise price of $.01 per share. The warrant was issued pursuant to a two year consulting agreement and is exercisable over a four year period. Based on a market valuation of $.375 per share, the expense to be recognized over the life of the agreement is $127,750. During the years ended September 30, 1997 and 1996, 100,000 shares and 250,000 shares were purchased, respectively.

     In February 1995, the Company issued an additional warrant to a financial consultant to purchase 100,000 shares at $2.00 per share pursuant to the terms of a four year agreement. Based on a market valuation of $3.00 per share, the expense to be recognized over the life of the agreement is $100,000. During the year ended September 30, 1996, 12,500 shares were purchased. In 1997, no shares were purchased.

     For the years ended September 30, 1997 and 1996, the amount charged to operations and credited to paid-in capital totalled $25,000 and $88,876, respectively.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997



NOTE 17 - STOCKHOLDERS' EQUITY (CONTINUED)

     In December 1994, the Company issued 500,000 units which included one Class A warrant and one Class B warrant under the terms of a private placement. The terms of the warrants are as follows:

                 NUMBER OF SHARES       EXERCISE
                    PER WARRANT           PRICE            EXPIRATION DATE
                 ----------------       --------           -----------------
     Class A             1               $ 3.50            December 31, 1996
     Class B             1               $ 5.00            December 31, 1998

     During the year ended September 30, 1996, 473,500 Class A warrants and 281,000 Class B warrants were exercised resulting in the purchase of 754,500 shares of common stock. No warrants were exercised in Fiscal 1997.

     Outstanding warrants at September 30, 1997 are as follows:

            OUTSTANDING             EXERCISE
             WARRANTS                 PRICE               EXPIRATION DATE
            -----------             --------              ---------------
               219,000               $ 5.00               December 31, 1998
                87,500                 2.00               January 31, 1999
             1,077,000                 4.00               March 15, 1999

     OPTIONS

     In October 1994, the Company granted options for two officers of the Company to purchase 150,000 shares of common stock each at a price of $1.50 per share, which was in excess of market value at that time. The options are exercisable over a five year period commencing December 1, 1995. No options were exercised in the years ended September 30, 1997 and 1996.

     On February 12, 1996, the Board of Directors adopted the 1996 Stock Option Plan under which no options were exercised. The Plan was cancelled in December 1996.

     In December 1996, the Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to four million (4,000,000) shares of common stock may be issued to officers and employees of the Company upon the exercise of incentive stock options and nonqualified stock options. The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The exercise price of the nonqualified options is established by the stock option committee. All options expire ten years after the date of grant and vest as follows; 37% after one year, 67% after two years and fully vest after three years. In the year ended September 30, 1997, the Company issued 721,250 options including 300,000 options each to the Company's chief executive officer and executive vice president. None of the options have been exercised as at September 30, 1997.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997




NOTE 17 - STOCKHOLDERS' EQUITY (CONTINUED)

     Outstanding options at September 30, 1997 are as follows:

          OUTSTANDING               EXERCISE
            OPTIONS                   PRICE                 EXPIRATION DATE
          -----------               --------              -----------------
             300,000                 $ 1.50               November 30, 2000
              37,500                   1.62               October 14, 2006


NOTE 18 - 401(K) PLAN

     The Company has a 401(k) profit sharing plan covering substantially all employees who meet eligibility requirements.

     Profit sharing expense amounted to $25,195 and $28,635 for the years ended September 30, 1997 and 1996, respectively.


NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997



NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     The following table presents the carrying amounts and fair values at September 30, for the following:

                                                                 1997                           1996
                                                     -----------------------------  -----------------------------
                                                        CARRYING         FAIR         CARRYING          FAIR
                                                         AMOUNT          VALUE         AMOUNT           VALUE
                                                     -------------   -------------  -------------  --------------
       Notes receivable                              $     892,024   $     872,249  $     256,270  $     216,875
       Notes and loans receivable - officers               210,308         182,353        239,586        192,219
       Long-term debt                                    1,795,675       1,795,675      1,714,394      1,663,892

     The fair values of the above items have been determined based on discounted cash flow using a market rate of interest at the balance sheet date as applicable to comparable items.


NOTE 20 - ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock options granted. No expense was recognized in the year ended September 30, 1997. If the Company had elected to recognize expense in the year ended September 30, 1997 for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, net income and income per share would have been changed to the pro forma amounts indicated below:

                                           AS REPORTED          PRO FORMA
                                           -----------          ----------
              Net income                   $  139,434          $    32,131
              Income per share                    .04                  .01

     The fair value of the stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 39%; risk-free interest rate of 6%; and an expected holding period of five years.


NOTE 21 - RESTATEMENT OF 1996 FINANCIAL STATEMENTS

     The accompanying financial statements for the year ended September 30, 1996 have been restated to correct an error in the calculation of the deferred income tax benefit for such year. The effect of the restatement was to increase the net loss by $125,291 or $.06 per share.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS



                COLUMN A                         COLUMN B            COLUMN C            COLUMN D          COLUMN E
----------------------------------------    ------------------  ------------------  -----------------   ------------
                                                BALANCE AT           ADDITIONS                           BALANCE AT
                                                 BEGINNING          CHARGED TO                              END OF
                                                  OF YEAR           OPERATIONS          DEDUCTIONS           YEAR
                                             -----------------  ------------------  -----------------   ------------
               DESCRIPTION
               -----------
Allowance for doubtful accounts

   Year ended September 30, 1996                 $  31,000           $ 19,000           $    -              $  50,000

   Year ended September 30, 1997                    50,000             41,333                -                 91,333

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                                                YEARS ENDED SEPTEMBER 30,
                                                                       -----------------------------------------
                                                                           1997                         1996
                                                                       -------------               -------------
                                                                                                     (RESTATED)
PRIMARY EARNINGS

   Income (loss) from continuing operations                            $     362,160               $    (852,686)
   Income (loss) from discontinued operations                               (222,726)                   (330,877)
                                                                       -------------               -------------

   Net income (loss) applicable to common stock                        $     139,434               $  (1,183,563)
                                                                       =============               =============

   Shares:
     Weighted average number of common shares
        outstanding                                                        3,314,295                   2,178,987
     Assuming conversion of notes payable                                    494,795                        -
                                                                       -------------               -------------

     Weighted average number of common shares
        outstanding as adjusted                                            3,809,090                   2,178,987
                                                                       =============               =============

   Primary earnings (loss) per common share:
     Continuing operations                                                   $   .10                      $ (.39)
     Discontinued operations                                                    (.06)                       (.15)
                                                                             -------                      ------

        Total                                                                $   .04                      $ (.54)
                                                                             =======                      ======

FULLY DILUTED EARNINGS (1)

   Income (loss) from continuing operations                            $     362,160               $    (852,686)
   Income (loss) from discontinued operations                               (222,726)                   (330,877)
                                                                       -------------               -------------

   Net income (loss) applicable to common stock                        $     139,434               $  (1,183,563)
                                                                       =============               =============

   Shares:
     Weighted average number of common shares
        outstanding                                                        3,314,295                   2,178,987
     Assuming conversion of notes payable                                    510,897                        -
                                                                       -------------               -------------

     Weighted average number of common shares
        outstanding as adjusted                                            3,825,192                   2,178,987
                                                                       =============               =============

   Fully diluted earnings (loss) per common share:
     Continuing operations                                                   $   .10                      $ (.39)
     Discontinued operations                                                    (.06)                       (.15)
                                                                             -------                      ------

        Total                                                                $   .04                      $ (.54)
                                                                             =======                      ======

(1) This calculation is submitted in accordance with Securities Exchange Act of 1934 Release No. 9083 although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As of June 9, 1997, the Board of Directors of the Company approved the resignation Miller, Ellin & Company ("Miller, Ellin") as the company's independent accountants and the engagement of Patrusky, Mintz & Semel ("Patrusky") as the company's independent accountants. The reports of Miller, Ellin on the Company's financial statements as of and for the two fiscal years ended September 30, 1995 and September 30, 1996 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the Company's two fiscal years ended September 30, 1995 and September 30, 1996 and subsequent period through June 9, 1997 there were no disagreements between the Company and Miller, Ellin concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Miller, Ellin, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         The Company did not consult with Patrusky during the company's two fiscal years ended September 30, 1995 and September 30, 1996 and subsequent period through June 9, 1997 on the application of accounting principles to a specified transaction; the type of opinion that might be rendered on the Company's financial statements; any accounting, auditing or financial reporting issue; or any item that was either the subject of a disagreement or a reportable event as defined in Item 304 of Regulation S-B.

         The Company provided Miller, Ellin with a copy of the disclosures contained herein and has filed as an exhibit to the company's Current Report on Form 8-K dated June 9, 1997 the response of Miller, Ellin to such disclosure.

                                   PART III


ITEM 9 - DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS.

         The directors and executive officers of the Company as of December 23, 1997 are as follows:


NAME                     AGE   POSITION WITH THE COMPANY
----                     ----  -------------------------
Theodore H. Schiffman    64    Chairman of the Board, Chief Executive Officer,
                               Chief Financial Officer
William E. Mooar         52    President and Director
Michael Schiffman        32    Executive Vice President and Director
Noah Fleschner           61    Director
Stephen Schiffman        29    Secretary and Vice President of Marketing
                               and Sales for Terrapin

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

         MICHAEL SCHIFFMAN has been employed by the Company in various capacities for more than the past five years and became a director in April 1992. Beginning as a salesman for the Company's advertising specialties products in 1985, Mr. Schiffman became marketing manager for such products in 1987 and, following the acquisition of the custom carrying case business in 1989, was appointed General Manager of that division. Mr. Schiffman has been the Company's Executive Vice-President and a director since 1992. Michael Schiffman is the son of Theodore H. Schiffman and the brother of Stephen Schiffman. Michael Schiffman is presently on assignment in Hong Kong. See Item
1. "Description of Business-Production and Materials."

         NOAH FLESCHNER has been Chairman of the Board and Chief Executive Officer of Diversified Data Equipment Corp. and Verified System Solutions, Inc., sellers of new and used computer equipment to dealers and commercial end-users, for more than the past five years. Mr. Fleschner is a Certified Public Accountant. Mr. Fleschner became a director of the Company in October 1994.

         STEPHEN SCHIFFMAN has been employed by the Company in various capacities for more than the past five years. Beginning in 1990, Mr. Schiffman was employed in the production department, followed by a move to the Purchasing Department and Inventory Control in the Forward Division. Subsequently, Mr. Schiffman moved to the Marketing Department of the Koszegi division in 1995. Presently, Mr. Schiffman is Vice-President of Marketing and Sales for Terrapin and Secretary of the Company. Stephen Schiffman is the son of Theodore H. Schiff man and the brother of Michael Schiffman.

         Pursuant to their respective employment agreements with the Company,
(a) Theodore Schiffman is employed as Chief Executive Officer through September 30, 2000; the Company has agreed to use its best efforts to elect him annually as Chairman of the Board; (b) Michael Schiffman is employed as Executive Vice President through October 31, 2000 and the Company has agreed to use its best efforts to elect him annually as a director; and (c) William Mooar is employed as President through October 14, 1998, and the Company agreed to use its best efforts to elect him as a director.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

         During Fiscal 1996, there were no delinquent filings by any reporting persons of the Company under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION IN FISCAL 1997, 1996 AND 1995

         The following table sets forth certain summary information regarding all cash and non-cash compensation paid by the Company during Fiscal 1997, Fiscal 1996 and Fiscal 1995 to each of its executive officers earning more than $100,000.

                          SUMMARY COMPENSATION TABLE


                                           Annual Compensation              Long Term Compensation
                                           -------------------              ----------------------
                                                                             Securities
Name and                      Fiscal                      Other Annual       Underlying               All Other
Principal Position             Year         Salary        Compensation       Options                  Compensation
------------------             ----         ------        ------------       -------                  ------------
Theodore H. Schiffman,        1997          $275,000      --                 300,000                  --
 Chairman of the Board,
 Chief Executive Officer
                              1996          $275,000      --                 150,000 shares(c)        --
                              1995          $275,000      --                 150,000                  --
Michael Schiffman,            1997          $150,000      --                 300,000                  --
 Executive Vice President
                              1996          $112,500      --                 150,000 shares(c)        --
                              1995          $150,000      $76,500(a)(b)      150,000 shares           --
William E. Mooar              1997          $150,000      $30,000(d)         150,000 (e)              --
 President
                              1996          --            --                  --                      --
                              1995          --            --                  --                      --




(a) Fair market value of 204,000 shares of the Company's Common Stock issued to Michael Schiffman as of August 3, 1994.

(b) Does not include rental value of apartment and related expenses provided to Mr. Schiffman, aggregating approximately $9,000 per month since July 1995, while on Company assignment in Hong Kong.

(c)      Canceled in December 1996.

(d) Signing bonus received upon entering into employment agreement with the Company.

(e)      25% of such options vest every six months.


EMPLOYMENT AGREEMENTS

         Effective October 1, 1997, the Company entered into an employment agreement with Theodore H. Schiffman (the "THS Agreement") pursuant to which Mr. Schiffman is employed as Chief Executive Officer of the Company through September 30, 2000. The THS Agreement provides for an annual salary of $275,000 plus annual bonus compensation generally equal to 5% of net pre-tax annual income of the Company in excess of $1,000,000 (which is determined without taking into consideration bonus compensation payable to any employee, including Mr. Schiffman). If the THS Agreement is terminated as a result of disability or if Mr. Schiffman should die, in each case prior to the end of his employment term, then the Board of Directors would determine in good faith the bonus, if any, payable to him or to his estate. If Mr. Schiffman becomes incapacitated so as to be unable to perform his services for a period of 120 consecutive days or 150 days in any period of 365 days, the Company is entitled to terminate the THS Agreement, in which event the Company is required to retain Mr. Schiffman as a consultant for a period equal to the shorter of the period of disability or five years, at a rate equal to 75% of his salary at the time of termination of employment. Such compensation will be paid to Mr. Schiffman until the earlier to occur of the end of his employment term (e.g., September 30, 2000), the expiration of the five-year consulting period, or his death; and after the end of his employment term until the earlier to occur of the expiration of his consulting period or his death, at a rate equal to 60% of salary, in each case less whatever sums may be paid to Mr. Schiffman pursuant to any disability insurance, the premiums for which have been paid by the Company. If Mr. Schifman dies during his employment term, and if the Company is the recipient of at least $1,000,000 of proceeds of insurance on his life, the Company will pay to his widow, or if his wife has predeceased him, his estate, a monthly death benefit of $10,000 for a ten-year period. If the Company is not the recipient of at least $1,000,000 of insurance, such monthly death benefit will be paid for a period of three years, followed by a monthly death benefit of $5,000 for seven years; if his widow dies prior to the end of such ten year period, such payments will cease. In the event that the THS Agreement is breached by the Company (which would include failure of Mr. Schiffman to be elected to his office and as a director of the Company), which breach is not cured within 30 days after notice from Mr. Schiffman, Mr. Schiffman is entitled to terminate his obligations under the THS Agreement and the Company would continue to remain obligated to compensate Mr. Schiffman as provided in the THS Agreement (including payment of death benefits), which compensation would be reduced by any compensation received by Mr. Schiffman from other employment.

         Effective November 1, 1997, the Company entered into an employment agreement with Michael Schiffman, employing Mr. Schiffman as Executive Vice President of the Company through October 31, 2000 at an annual salary of $150,000, plus annual bonus compensation generally equal to 7.5% of net annual pre-tax income of the Company in excess of $1,000,000 (which is determined without taking into consideration bonus compensation payable to any employee, including Mr. Schiffman). If his employment agreement is terminated as a result of disability or if Mr. Schiff man should die, in each case prior to October 31, 1997, then the Board of Directors would determine in good faith the bonus, if any, payable to him. The balance of the terms of Michael Schiffman's employment agreement are substantially identical to those of Theodore Schiffman's employment agreement, except that Michael Schiffman's agreement provides that the monthly death benefit would be $5,500 if the Company were the recipient of at least $1,000,000 of proceeds of insurance on his life, and $2,750 if the Company did not receive such insurance payment.

         Effective October 14, 1996, the Company entered into an employment agreement (as amended, the "WEM Agreement") with William E. Mooar, pursuant to which Mr. Mooar will serve as President of the Company and perform duties for the Company of a senior executive nature. Simultaneously, Mr. Mooar became a director of the Company. Mr. Mooar is employed at an annual base salary of $150,000, received a signing bonus of $30,000 and will receive incentive compensation with respect to each fiscal year of the Company ending during the term of the WEM Agreement equal to the product of (i) $100,000, and (ii) a fraction, the numerator of which will be the Company's audited pre-tax operating profit (if any) for such fiscal year and the denominator of which will be $500,000. The WEM Agreement provides that Mr. Mooar will receive an option to purchase 150,000 shares of the Company's common stock, par value $.01 per share, at an exercise price equal to $1.62 per share. The option will vest in four equal semi-annual installments commencing October 14, 1996, provided that Mr. Mooar continues in the Company's employ at each such vesting date. The WEM Agreement also provides that the Company will grant Mr. Mooar an additional option (the "Incentive Option") to purchase an additional 250,000 shares of Common Stock at $1.62 per share if the Company's audited pre-tax operating income for its 1997 or 1998 fiscal year is at least $1,000,000. The Incentive Option, if earned, will be granted as of the date that the Company's independent auditors certify the Company's year-end financial statements which reflect achievement of the required pre-tax operating income. The Incentive Option will vest in four equal semi-annual installments commencing six months after the date of grant if Mr. Mooar is employed by the Company at such time, and will expire ten years after the date of grant. The WEM Agreement expires October 13, 1998.

OPTION GRANTS

         The following table indicates all option grants to each of the executive officers named in the Summary Compensation table during Fiscal 1997.

                         OPTIONS GRANTS IN FISCAL 1997

                                                           Percentage of
                                       Number of           Total Options
                                       Underlying          Granted
Name                                   Shares              in Fiscal Year      Exercise Price        Expiration Date
----                                   ---------           --------------      --------------        ---------------
Theodore H. Schiffman                  300,000             34.4%               $2.00                 11/15/2006
Michael Schiffman                      300,000             34.4%               $2.00                 11/15/2006
William E. Mooar                       150,000             17.2%               $1.62                 10/14/2006

STOCK OPTIONS HELD AT END OF FISCAL 1997

         The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation table as of September 30, 1997. No options to purchase Common Stock were exercised during Fiscal 1997 and no stock appreciation rights were outstanding during Fiscal 1997. No options were in-the-money at the end of Fiscal 1997.

                                Number of Securities
                                Underlying Unexercised
                                Options at September 30, 1997
                                ----------------------------------
Name                            Exercisable         Unexercisable
----                            -----------         -------------
Theodore H. Schiffman           150,000             300,000
Michael Schiffman               150,000             300,000
William E. Mooar                 37,500             112,500


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is information, as of December 23, 1997, with respect to the beneficial ownership of the Common Stock by (i) each person or group who is known by the Company to be the beneficial owner of

5% or more of the outstanding Common Stock, (ii) each of the directors of the Company, (iii) each of the executive officers of the Company named in the compensation table under Item 10 - "Executive Compensation", and (iv) all directors and executive officers of the Company, as a group (five persons).


                                   Number of Shares             Percent
Identity of Beneficial Owners      Of Common Stock              of Class
-----------------------------      ---------------              --------
Theodore H. Schiffman              482,000 shares (a)(b)(c)        9.3%
275 Hempstead Turnpike
West Hempstead, New York 11552

William E. Mooar                   195,000 shares (d)(e)           3.9%
541 Westover Road
Stamford, Connecticut  06902

Michael Schiffman                  511,327 shares (b)(c)           9.7%
275 Hempstead Turnpike
West Hempstead, New York 11552

Noah Fleschner                     330 shares                       *
275 Hempstead Turnpike
West Hempstead, New York 11552

All directors and executive        1,242,192 shares               23.1%
officers as a group (5 persons)    (a)(b)(d)(e)(f)

(a) Includes 40,700 shares owned by Mr. Schiffman's wife, as to all of which shares Mr. Schiffman disclaims beneficial ownership.

(b) Includes 150,000 shares subject to options granted by the Company on October 12, 1994 to each of Theodore H. Schiffman and Michael Schiffman at an exercise price of $1.50 per share and 111,000 shares subject to options granted by the Company on November 15, 1996 to each of Theodore
     H. Schiffman and Michael Schiffman at an exercise price of $2.00 per share.

(c) Theodore H. Schiffman, the Chairman of the Board and the Chief Executive Officer of the Company, is the father of Michael Schiffman, the Executive Vice President and a director of the Company and Stephen Schiffman, the Secretary of the Company. Each of Theodore H. Schiffman, Michael Schiffman and Stephen Schiffman disclaims beneficial ownership of shares beneficially owned by the others.

(d) Includes options to purchase 75,000 shares at an exercise price of $1.62 per share. Does not include options to purchase up to 250,000 shares which the Company has agreed to grant Mr. Mooar on achievement of certain income levels.

(e) Includes 240,000 shares acquired in the 1997 Private Placement by a self-directed retirement plan of Mr. Mooar.

(f) Includes 4,625 shares subject to options, in addition to those referred to in notes (a)(b)(d) and (e).

*Less than 1.0%.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has made unsecured loans from time to time to Mr. and Mrs. Theodore H. Schiffman and to Mr. Schiffman's son Michael Schiffman. As of September 30, 1997, (a) Theodore A Schiffman had executed a promissory note to the Company in the principal amount of $235,535, bearing interest at 6% per annum, payable annually on September 30 of each year, commencing September 30, 1996, with the first four installments each in the sum of $50,000 and the remaining installment in the sum of the balance due, of which, the principal amount of $135,535, plus interest, remains due, and (b) Michael Schiffman had executed a similar note in the principal amount of $50,000 in principal amount, bearing interest at 7% per annum, payable in equal annual installments of $10,000 each September 30 commencing September 30, 1996 through September 30, 2000, of which $30,000 in principal amount, plus interest, remains due. The balance of the loan to Mrs. Schiffman at September 30, 1997, $3,821, is due on demand with interest of 6% per annum.

         Theodore H. Schiffman's son, Stephen Schiffman, is employed by the Company at an annual salary of $32,000. Stephen Schiffman is the Company's Secretary and an administrator of the Company's Terrapin(TM) line of notebook computer carrying cases.

         William E. Mooar, President of the Company, purchased four (4) Units in the 1997 Private Placement, by way of a self-directed retirement fund, for an aggregate of $100,000. Accordingly, the Company is indebted to Mr. Mooar in the amount of $40,000, pursuant to the terms of the 1997 Private Placement.

         On September 1, 1995, the Company borrowed $100,000 from Carl Waldman, uncle of Theodore H. Schiffman, for a term of five years pursuant to a promissory note bearing interest at 10% per annum.

         On September 11, 1995, the Company borrowed $400,000 from Cheryl Fenster Fishoff, a principal shareholder of the Company and the sister of Theodore H. Schiffman, pursuant to a Convertible Note bearing interest at 1% over the prime rate as published in The Wall Street Journal and due on September 10, 2000, unless converted to shares of Common Stock of the Company. The Note provides that it may be converted, in whole or in part, into such Common Stock at any time at the conversion price of $2.00 per share. In December and January of 1995 the Company borrowed an additional $157,200 from Mrs. Fishoff pursuant to a Convertible Note due on December 18, 2000 and otherwise under the same terms and conditions. On February 12, 1996 Mrs. Fishoff exercised her option to convert her debt into 139,300 Shares of Common Stock. The proceeds of these loans were used to fund working capital obligations of the Company.

         Theodore H. Schiffman and Cheryl Fenster Fishoff have each guaranteed payment to the landlord of the Company's former property in Brooklyn, New York of the Company's promissory note in the principal amount of $170,000 given in connection with the termination of the lease for such property. This note has been paid in full.

         The Company has incurred indebtedness created in connection with letters of credit extended for the benefit of the Company by a corporation controlled by the spouse of Cheryl Fenster Fishoff. The Company pays such corporation a commission of 5% of the amount of the letters of credit, together with expenses related to opening and collection of such letters of credit, and interest on the open balances thereof at 1.5% over the prime rate of the issuing bank. At September 30, 1997, $292,068 of such indebtedness was outstanding. During Fiscal 1997, the Company incurred interest on open letters of credit in the amount of $31,537.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

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

3. ARTICLES OF INCORPORATION AND BY-LAWS

         (a) Certificate of Incorporation of the Company as amended (incorporated by reference to Exhibit 2(a) to the Form 10-SB)

         (b) By-Laws (incorporated by reference to Exhibit 2(b) to the Form
10-SB)

         (c) Amendment to By-Laws (Article I, Section 2) (incorporated by reference to Exhibit 3(c) to the Company's Registration Statement on Form SB-2 filed November 13, 1995 (Reg. No. 33-99338) (the "1995 SB-2 Registration Statement")

         (d) Certificate of Amendment of Certificate of Incorporation filed by the New York Department of State on August 22, 1997.*

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

         (a) Form of Subscription Agreement executed in connection with 1997 Private Placement November - December, 1994 (transfer restriction) (incorporated by reference to Exhibit 3(a) to the Form 10-SB)

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

--------
* Filed herewith

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

         (w) Consulting Agreement dates as of February 21, 1995 between the Company and Michael Klein, including form of Warrant (incorporated by reference to Exhibit 3(bb) to the Form 10-SB)

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

         (bb) Convertible Note of the Company dated as of October 25, 1996, to Cliveden Capital Offshore Fund, Ltd. In the principal amount of $150,000 (incorporated by reference to Exhibit 4(bb) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1996)

         (cc) Form of Registration Rights Agreement executed in connection with 1997 Private Placement. (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)

         (dd) Form of Convertible Promissory Note executed in connection with 1997 Private Placement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)

         (ee) Form of Warrant executed in connection with 1997 Private Placement. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 as filed with the Commission on December 9,
1997)


9. VOTING TRUST AGREEMENT - not applicable

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

         (j)(2) Amendment No. 1 to the Employment Agreement between the Company and William Mooar (incorporated by reference to Exhibit 10(j)(2) to the Company's Annual Report on Form 10-KSB for the period ended September 30,
1996)

         (k) Employment Agreement dated October 1, 1997 between the Company and Theodore H. Schiffman*

         (l) Employment Agreement dated November 1, 1997 between the Company and Michael Schiffman*

         (m) Security Agreement dated September 30, 1997 between Koszegi and Amplaco Group, Inc., ("Amplaco")*

         (n) Subordination Agreement and Assignment executed by Koszegi and delivered to The Bank of New York for the benefit of Amplaco, dated September 30, 1997.*

         (o) Agreement of Sublease between Koszegi and Amplaco dated September 30, 1997*

         (p) License Agreement between Koszegi and Amplaco dated September 30, 1997*

         (q) Asset Purchase Agreement between Koszegi and Amplaco, dated September 30, 1997*

         (r) Amendment, dated November 6, 1997 to Warrant Agreement dated as of October 20, 1994 Between the Company and Chase Mellon Shareholder Services (f/k/a Mellon Securities Trust Company)*

         (s) Amendment, dated December 18, 1997 to Warrant Agreement dated as of October 20, 1994 Between the Company and Chase Mellon Shareholder Services (f/k/a Mellon Securities Trust Company)*

--------
* Filed herewith

11. STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS - Not required since such computation can be clearly determined from the material contained in this report on Form 10-KSB

13. ANNUAL REPORT TO SECURITY HOLDERS FOR THE LAST FISCAL YEAR, FORM 10-Q OR 10-QSB OR QUARTERLY REPORT TO SECURITY HOLDERS, IF INCORPORATED BY REFERENCE IN THE FILING - Not applicable

16. LETTER ON CHANGE IN CERTIFYING ACCOUNTANT - Incorporated by reference to
Exhibit 16.1 to the Company's Current Report on Form 8-K dated June 9, 1997

18. LETTER ON CHANGE IN ACCOUNTING PRINCIPLES - Not applicable

21. SUBSIDIARIES OF THE SMALL BUSINESS ISSUER (incorporated by reference to
Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995)

22. PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS - Not applicable

23. CONSENT OF EXPERTS AND COUNSEL - (a) Consent of Patrusky, Mintz & Semel*
                                     (b) Consent of Miller, Ellin & Company*
24. POWER OF ATTORNEY - Not applicable

28. INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY AUTHORITIES - Not applicable

99. ADDITIONAL EXHIBITS - Not applicable

      (b)(1)   The Company's Current Report on Form 8-K dated October 14, 1996

         (2)   The Company's Current Report on Form 8-K dated October 25, 1996

         (3)   The Company's Current Report on Form 8-K dated April 25, 1997

         (4)   The Company's Current Report on Form 8-K dated June 9, 1997

         (5) The Company's Current Report on Form 8-K, as amended, dated September 30, 1997

         (6)   The Company's Current Report on Form 8-K dated December 4, 1997

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: December 23, 1997          FORWARD INDUSTRIES, INC.

                                  By:    /s/ Theodore H. Schiffman
                                        --------------------------
                                        Theodore H. Schiffman
                                        Chairman; Chief Executive Officer and
                                        Chief Financial  Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


December 23, 1997                 /s/Theodore H. Schiffman
                                 --------------------------------
                                 Theodore H. Schiffman
                                 Chief Executive Officer; Chief Financial
                                 Officer; Director (Principal Executive Officer and Financial and Accounting Officer)


December 23, 1997                 /s/Michael Schiffman
                                 --------------------------------
                                 Michael Schiffman
                                 Executive Vice President and Director


December 23, 1997                /s/Noah Fleschner
                                 --------------------------------
                                 Noah Fleschner
                                 Director


December 23, 1997                /s/William E. Mooar
                                 --------------------------------
                                 William E. Mooar
                                 President and Director

                                 EXHIBIT INDEX

                                                                     Page No.


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

          (b) Agreement dated as of April 24, 1995 between the Company and Republic Clear- Thru Acquisition Corp. (incorporated herein by reference to Exhibit 1 to the Company's Form 8-K Report dated April 27, 1995)

3. ARTICLES OF INCORPORATION AND BY-LAWS

          (a) Certificate of Incorporation of the Company as amended (incorporated by reference to Exhibit 2(a) to the Form 10-SB)

          (b) By-Laws (incorporated by reference to Exhibit 2(b) to the Form 10-SB)

          (c) Amendment to By-Laws (Article I, Section 2) (incorporated by reference to Exhibit 3(c) to the Company's Registration Statement on Form SB-2 filed November 13, 1995 (Reg. No. 33-99338) (the "1995 SB-2 Registration Statement")

          (d) Certificate of Amendment of Certificate of Incorporation filed by the New York Department of State on August 22, 1997.*

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

          (a) Form of Subscription Agreement executed in connection with 1997 Private Placement November - December, 1994 (transfer restriction) (incorporated by reference to Exhibit 3(a) to the Form 10-SB)

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


----------
* Filed herewith

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

          (l) Subordination of Debt Agreement dated August 30, 1991 between Koszegi and Bank (incorporated by reference to Exhibit 3(n) to the Form 10-SB)

          (m) Security Agreement dated August 30, 1991, from Koszegi to Bank (incorporated by reference to Exhibit 3(o) to the Form 10-SB)

          (n) Continuing Guaranty of Payment dated August 30, 1991, from the Company to Bank (incorporated by reference to Exhibit 3(p) to the Form 10-SB)

          (o) Term Promissory Note of Koszegi dated June 30, 1994 in principal amount of $200,000 (incorporated by reference to Exhibit 3(q) to the Form 10-SB)

          (p) Letter of Understanding and Agreement to Pledge dates June 30, 1994 among Koszegi, the Company, Theodore Schiff man and Bank (incorporated by reference to Exhibit 3(r) to the Form 10-SB)

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

            (bb) Convertible Note of the Company dated as of October 25, 1996, to Cliveden Capital Offshore Fund, Ltd. In the principal amount of $150,000 (incorporated by reference to Exhibit 4(bb) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1996)

          (cc) Form of Registration Rights Agreement executed in connection with 1997 Private Placement. (incorporated by reference to Exhibit
          4.3 to the Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)

          (dd) Form of Convertible Promissory Note executed in connection with 1997 Private Placement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)

          (ee) Form of Warrant executed in connection with 1997 Private Placement. (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)


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

          (j)(2) Amendment No. 1 to the Employment Agreement between the Company and William Mooar (incorporated by reference to Exhibit 10(j)(2) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1996)


          (k) Employment Agreement dated October 1, 1997 between the Company and Theodore H. Schiffman*

          (l) Employment Agreement dated November 1, 1997 between the Company and Michael Schiffman*

          (m) Security Agreement dated September 30, 1997 between Koszegi and Amplaco Group, Inc., ("Amplaco")*

          (n) Subordination Agreement and Assignment executed by Koszegi and delivered to The Bank of New York for the benefit of Amplaco, dated September 30, 1997.*

          (o) Agreement of Sublease between Koszegi and Amplaco dated September 30, 1997*

          (p) License Agreement between Koszegi and Amplaco dated September 30, 1997*

          (q) Asset Purchase Agreement between Koszegi and Amplaco, dated September 30, 1997*

          (r) Amendment, dated November 6, 1997 to Warrent Agreement dated as of October 20, 1994 Between the Company and Chase Mellon Shareholder Services (f/k/a Mellon Securities Trust Company)*

          (s) Amendment, dated December 18, 1997 to Warrent Agreement dated as of October 20, 1994 Between the Company and Chase Mellon Shareholder Services (f/k/a Mellon Securities Trust Company)*


11. STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS - Not required since such computation can be clearly determined from the material contained in this report on Form 10-KSB

13. ANNUAL REPORT TO SECURITY HOLDERS FOR THE LAST FISCAL YEAR, FORM 10-Q OR 10-QSB OR QUARTERLY REPORT TO SECURITY HOLDERS, IF INCORPORATED BY REFERENCE IN THE FILING - Not applicable

16. LETTER ON CHANGE IN CERTIFYING ACCOUNTANT - Incorporated by reference to
Exhibit 16.1 to the Company's Current Report on Form 8-K dated June 9, 1997

18. LETTER ON CHANGE IN ACCOUNTING PRINCIPLES - Not applicable

21. SUBSIDIARIES OF THE SMALL BUSINESS ISSUER (incorporated by reference to
Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995)

22. PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS - Not applicable

23. CONSENT OF EXPERTS AND COUNSEL - (a) Consent of Patrusky, Mintz & Semel*
                                     (b) Consent of Miller, Ellin & Company*

--------
* Filed herewith

24. POWER OF ATTORNEY - Not applicable

28. INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY AUTHORITIES - Not applicable

99. ADDITIONAL EXHIBITS - Not applicable