Form 10QSB
period 1997-12-31
FORWARD INDUSTRIES INC
filed 1998-02-17
CIK 38264

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1997

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ------------------

                     Commission File Number:   0-6669
                                            ------------


                           Forward Industries, Inc.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

          New York                                    13-1950672
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                            275 Hempstead Turnpike
                           West Hempstead, NY 11552
                   ----------------------------------------
                   (Address of principal executive offices)


                                (516) 564-1100
                        -------------------------------
                        (Registrant's telephone number)


             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

As of February 11, 1998, 4,723,141 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                              -----    -----

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                     THREE MONTHS ENDED DECEMBER 31, 1997

                                   CONTENTS

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION                                            3

Item 1.  Financial Statements                                             3

         Consolidated Balance Sheets
           as of December 31, 1997 (Unaudited)
           and September 30, 1997                                         3

         Consolidated Statements of Income
           (Unaudited) for the Three Months
           Ended December 31, 1997 and 1996                               5

         Consolidated Statements of Cash Flows
           (Unaudited) for the Three Months
           Ended December 31, 1997 and 1996                               6

         Notes to Form 10-QSB (Unaudited)                                 8

Item 2.  Management's Discussions and Analysis                           12

PART II. OTHER INFORMATION                                               16

Item 1.  Legal Proceedings                                               16

Item 2.  Changes in Securities                                           16

Item 3.  Defaults upon Senior Securities                                 16

Item 4.  Submission of Matters to a Vote of Security Holders             16

Item 5.  Other Information                                               16

Item 6.  Exhibits and Reports on Form 8-K                                16

         This Quarterly Report on Form 10-QSB of Forward Industries, Inc. (the "Company") contains forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. All information in this Form 10-QSB has been adjusted to give effect to a one-for-two reverse stock split of the Company's issued and outstanding common stock, par value $0.01 per share ("Common Stock"), effected on December 23, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                           DECEMBER 31,      SEPTEMBER 30,
                                                                               1997              1997*
                                                                       -------------------   -------------
                                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                               $    872,245      $   1,365,198
   Accounts receivable, less allowance for doubtful
     accounts of $91,333 and $91,333                                          2,406,644          2,888,593
   Due on sale of division (net of estimated expenses)                           97,785            572,785
   Inventories                                                                1,340,131            935,012
   Prepaid expenses and other current assets                                    124,786            161,402
   Notes and loans receivable - current portion                                 283,213            276,686
   Notes and loans receivable - officers - current portion                       48,821             63,821
   Deferred income taxes                                                        690,000            690,000
                                                                           ------------      -------------

                  Total current assets                                        5,863,625          6,953,497
                                                                           ------------      -------------

PROPERTY, PLANT AND EQUIPMENT - net                                             634,942            606,002
                                                                           ------------      -------------

OTHER ASSETS:
   Deferred income taxes                                                      1,053,435          1,320,475
   Note receivable - net of current portion                                     542,023            615,338
   Notes and loans receivable - officers - net of
     current portion                                                            105,535            105,535
   Deferred debt costs                                                           88,030             98,884
   Other assets                                                                 128,681            112,248
   Building held for sale or lease                                                 -               129,253
   Deferred offering costs                                                         -                66,942
                                                                           ------------      -------------


                                                                              1,917,704          2,448,675
                                                                           ------------      -------------

                                                                           $  8,416,271      $  10,008,174
                                                                           ============      =============

* The balance sheet at September 30, 1997 is derived from the audited financial statements of that date.





              The accompanying notes are an integral part of the
                       consolidated financial statements

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           DECEMBER 31,      SEPTEMBER 30,
                                                                               1997               1997*
                                                                       -------------------   -------------
                                                                           (UNAUDITED)
CURRENT LIABILITIES:
   Acceptances and notes payable                                           $  1,225,438      $   1,375,105
   Accounts payable                                                           1,162,529          1,936,899
   Current maturities of mortgage payable                                          -                16,991
   Current maturities of long-term debt                                         554,000            234,697
   Private placement deposits                                                      -               185,000
   Accrued expenses and other current liabilities                               544,282            486,802
                                                                           ------------      -------------

                  Total current liabilities                                   3,486,249          4,235,494
                                                                           ------------      -------------

LONG-TERM LIABILITIES:
   Long-term debt, net of current maturities                                       -               359,000
   Notes payable - related parties                                               88,700             88,700
   Mortgage payable, net of current maturities                                     -             1,096,286
                                                                           ------------      -------------

                                                                                 88,700          1,543,986
                                                                           ------------      -------------

                  Total liabilities                                           3,574,949          5,779,480
                                                                           ------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, 4,000,000 authorized shares, par
     value $.01; none issued                                                       -                  -
   Common stock, 40,000,000 authorized shares, par value
     $.01; issued 4,880,031 and 4,303,031 shares
     (including 164,890 held in treasury)                                        48,880             43,030
   Paid-in capital                                                            6,435,565          6,229,347
   Deficit                                                                   (1,405,010)        (1,805,570)
                                                                           ------------      -------------
                                                                              5,079,435          4,466,807
   Less:  Cost of shares in treasury                                            238,113            238,113
                                                                           ------------      -------------

                  Total stockholders' equity                                  4,841,322          4,228,694
                                                                           ------------      -------------

                                                                           $  8,416,271      $  10,008,174
                                                                           ============      =============

* The balance sheet at September 30, 1997 is derived from the audited financial statements of that date.


              The accompanying notes are an integral part of the
                       consolidated financial statements

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                              THREE
                                                                                          MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                --------------------------------
                                                                                     1997             1996
                                                                                ---------------  ---------------
NET SALES                                                                         $  3,392,854     $  3,362,862

COST OF GOODS SOLD                                                                   2,177,090        2,245,960
                                                                                  ------------     ------------

GROSS PROFIT                                                                         1,215,764        1,116,902
                                                                                  ------------     ------------

OPERATING EXPENSES:
   Distribution                                                                          6,833           13,282
   Selling                                                                             329,174          368,223
   General and administrative                                                          687,723          463,263
                                                                                  ------------     ------------
                                                                                     1,023,730          844,768
                                                                                  ------------     ------------

INCOME FROM OPERATIONS                                                                 192,034          272,134
                                                                                  ------------     ------------

OTHER INCOME (DEDUCTIONS):
   Interest expense                                                                    (76,500)         (25,982)
   Interest expense - related parties                                                   (6,030)         (18,168)
   Interest income                                                                      36,017            8,491
   Rental income - net                                                                 (60,730)         (35,635)
   Other income - net                                                                  582,809            9,325
                                                                                  ------------     ------------
                                                                                       475,566          (61,969)
                                                                                  ------------     ------------
INCOME BEFORE PROVISION
   FOR INCOME TAXES                                                                    667,600          210,165

PROVISION FOR INCOME TAXES                                                             267,040           88,626
                                                                                  ------------     ------------

INCOME FROM CONTINUING OPERATIONS                                                      400,560          121,539

DISCONTINUED OPERATIONS:
   Loss from discontinued operations, net of income tax
     benefits of $-0- and $(58,868)                                                       -             (80,730)
                                                                                  ------------     ------------

NET INCOME                                                                        $    400,560     $     40,809
                                                                                  ============     ============

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE:
     Basic:
        Income from continuing operations                                            $ .09             $  .04
        Discontinued operations                                                        -                 (.03)
                                                                                     -----             ------
                                                                                     $ .09             $  .01
                                                                                     =====             ======
     Diluted:
        Income from continuing operations                                            $ .07             $  .04
        Discontinued operations                                                       -                  (.03)
                                                                                     -----             ------
                                                                                     $ .07             $  .01
                                                                                     =====             ======
WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                                          4,333,141          2,936,141
                                                                               ===========        ===========

DIVIDENDS                                                                             NONE               NONE
                                                                                      ====               ====



              The accompanying notes are an integral part of the
                       consolidated financial statements

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                     1997              1996
                                                                                ---------------  --------------
                                                                                                    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $    400,560     $      40,809
   Adjustments to reconcile net income to net
     cash used in continuing operations:
       Loss from discontinued operations                                                 -               80,730
       Gain on sale of property and equipment                                        (574,236)             -
       Depreciation and amortization                                                   36,909            36,791
       Amortization of deferred debt costs                                             24,014              -
       Deferred taxes                                                                 267,040            29,229
       Non-cash compensation                                                            6,250             6,250
       Changes in assets and liabilities:
         Accounts receivable                                                          481,949           257,097
         Inventories                                                                 (405,119)         (156,445)
         Prepaid expenses and other current assets                                     36,616            75,766
         Other assets                                                                 (16,433)             -
         Accounts payable                                                            (774,370)         (411,399)
         Accrued expenses and other current liabilities                                47,782           (77,127)
         Other liabilities                                                               -              (11,250)
                                                                                 ------------     -------------
   Net cash used in continuing operations                                            (469,038)         (129,549)
                                                                                 ------------     -------------

   Net cash provided by discontinued operations:
     Loss from discontinued operations                                                   -              (80,730)
     Depreciation and amortization                                                       -                9,901
     Discontinued operations - net                                                       -              407,535
                                                                                 ------------     -------------
                                                                                         -              336,706
                                                                                 ------------     -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  (469,038)          207,157
                                                                                 ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of division                                                 643,830              -
   Proceeds from notes and loans receivable                                           541,788            17,499
   Proceeds from collections from officers                                             15,000            17,543
   Purchases of property, plant and equipment                                         (61,719)          (26,052)
                                                                                 ------------     -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                           1,138,899             8,990
                                                                                 ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayments of) short-term borrowings                               (149,667)          170,549
   Proceeds from long-term notes                                                       10,000              -
   Payments of long-term notes                                                       (225,001)          (47,125)
   Payments of mortgage                                                            (1,057,748)           (3,638)
   Payments of notes payable - related parties                                           -               (2,250)
   Proceeds from issuances of stock                                                   292,500              -
   Deferred offering costs                                                            (19,739)          (28,260)
   Deferred debt costs                                                                (13,159)             -
                                                                                 ------------     -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                (1,162,814)           89,276
                                                                                 ------------     -------------

NET CHANGE IN CASH                                                                   (492,953)          305,423

CASH AND CASH EQUIVALENTS - beginning                                               1,365,198           208,214
                                                                                 ------------     -------------

CASH AND CASH EQUIVALENTS - ending                                               $    872,245     $     513,637
                                                                                 ============     =============




              The accompanying notes are an integral part of the
                      consolidated financial statements

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)




                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                     1997             1996
                                                                                ---------------  --------------
                                                                                                   (RESTATED)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                      $   71,002       $   76,670
     Income taxes                                                                      10,422              529

SCHEDULES OF NON-CASH ACTIVITIES:
     Forgiveness of mortgage debt                                                  $   55,529       $     -
     Offset of deferred offering costs to paid-in capital                              86,681             -
     Warrants issued for services rendered                                              6,250            6,250
     Conversion of long-term debt into common stock                                      -             100,000









              The accompanying notes are an integral part of the
                       consolidated financial statements

                   FORWARD INDUSTRIES, INC AND SUBSIDIARIES

                             NOTES TO FORM 10-QSB

                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)



NOTE A

     The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at September 30, 1997, included in its Form 10-KSB. Such statements should be read in conjunction with the data herein.

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

NOTE D

     Inventories are summarized as follows:

                                            DECEMBER 31,      SEPTEMBER 30,
                                                1997              1997
                                           --------------     -------------
                                             (UNAUDITED)

          Finished goods                    $    984,179      $    682,545
          Work-in-process                        144,972            99,164
          Raw materials and supplies             210,980           153,303
                                            ------------      ------------
                                            $  1,340,131      $    935,012
                                            ============      ============

NOTE E

     Earnings per share are based on the weighted average number of shares outstanding during each period presented. The Company has adopted SFAS No. 128, "Earnings Per Share" and has restated the 1996 earnings per share to comply with the provisions of the new pronouncement.


NOTE F

     On January 23, 1997, the Board of Directors declared a one-for-two reverse stock split which became effective as of December 23, 1997. All share data and per share amounts have been adjusted to reflect the reverse stock split.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                             NOTES TO FORM 10-QSB

                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)




NOTE G

     On September 30, 1997, Koszegi Industries, Inc. ("Koszegi"), a wholly-owned subsidiary of the Company, sold certain of its assets, consisting primarily of inventory and equipment relating to its Advertising Specialties division, to Amplaco Group, Inc. ("Amplaco"). In addition, Amplaco assumed certain liabilities of Koszegi, including a portion of Koszegi's lease obligations with respect to its manufacturing facility in Sound Bend, Indiana.

     The selling price was $1,350,000 (subject to adjustment as discussed below) and was received as follows:

     1. $500,000 in cash. (Received as follows: $25,000 in September and $475,000 in October 1997).

     2. The receipt of a non-interest bearing secured promissory note for $850,000.

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


NOTE H

     In December 1997, the Company sold a building for $830,000 and recognized a profit of approximately $574,000. Such profit is included in other income in the consolidated statement of income.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                     1997              1996
                                                                                ---------------  --------------
NUMERATOR

   Income from continuing operations:
     Income from continuing operations                                            $    400,560     $    121,539
     Less:  Preferred dividends                                                           -                -
                                                                                  ------------     ------------

     Income available to common stockholders
       used in basic EPS                                                               400,560          121,539

     Impact of potential common shares:
       Convertible debt                                                                  8,310            2,250
                                                                                  ------------     ------------

     Income available to common stockholders after
       assumed conversions of dilutive securities                                 $    408,870     $    123,789
                                                                                  ============     ============

   Loss from discontinued operations                                              $       -        $    (80,730)
                                                                                  ============     ============

DENOMINATOR

   Weighted average number of common shares
     outstanding used in basic EPS                                                   4,333,141        2,936,141

   Impact of potential common shares:
     Stock options and warrants                                                        241,006          208,111
     Convertible debt                                                                1,108,000          150,000
                                                                                  ------------     ------------

   Weighted number of common shares and dilutive
     potential common stock used in diluted EPS                                      5,682,147        3,294,252
                                                                                  ============     ============

BASIC EPS

   Income from continuing operations                                                 $ .09             $ .04
   Discontinued operations                                                             -                (.03)
                                                                                     -----             -----
                                                                                     $ .09             $ .01
                                                                                     =====             =====

DILUTED EPS

   Income from continuing operations                                                 $ .07             $ .04
   Discontinued operations                                                             -                (.03)
                                                                                     -----             -----
                                                                                     $ .07             $ .01
                                                                                     =====             =====

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE



                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                     1997              1996
                                                                                ---------------  --------------
CALCULATIONS

   1. Stock Options and Warrants
       Treasury Stock Method Applied to Stock Options and Warrants
       Sale of common stock
         Total options and warrants outstanding                                      1,196,250         487,500
         Average price                                                                   $1.85           $1.28
                                                                                  ------------      ----------
                  Total                                                           $  2,213,594      $  626,000
                                                                                  ============      ==========

       Repurchase of common stock
         Proceeds                                                                 $  2,213,594      $  626,000
         Average stock price                                                             $2.32           $2.24
                                                                                  ------------      ----------
         Shares repurchased                                                            955,244         279,389
                                                                                  ============      ==========

       Net increase in shares
         Shares sold                                                                 1,196,250         487,500
         Shares repurchased                                                            955,244         279,389
                                                                                  ------------      ----------
         Increase in shares                                                            241,006         208,111
                                                                                  ============      ==========

   2. Convertible Debt
       Terms:
         Interest rate                                                                      10%             10%
         Par                                                                        $   10,000             N/A
         Convertible into shares                                                        20,000         150,000
         Conversion price                                                                  N/A      $     1.00
         # of units                                                                       55.4             N/A
       Total debt                                                                   $  554,000      $  150,000

       If-converted Method Applied to Convertible Debt
       Numerator increase - interest savings assuming
         a 40% tax rate                                                             $    8,310      $    2,250
                                                                                    ==========      ==========

       Denominator increase - assuming conversion                                    1,108,000         150,000
                                                                                  ============      ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis compares the results of the Company's continuing operations for the three months ended December 31, 1997 ( the "1998 Period"), and the three months ended December 31, 1996 ( the "1997 Period") . The information and comparative data presented herein excludes the Company's advertising specialties division which was divested effective September 30, 1997.

         On January 13, 1997, the board of directors of the Company declared a one-for-two reverse stock split which became effective as of December 23, 1997. All share data and per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis.

THREE MONTHS ENDED DECEMBER 31, 1997 (THE "1998 PERIOD") COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996 (THE "1997 PERIOD").

         Income in the 1998 Period of $400,600 increased significantly from the income of $121,500 in the 1997 Period. The increase in the 1998 Period is primarily related to a non-recurring sale of property which amounted to $344,500, net of taxes. Basic earnings per share increased from $.04 in the 1997 Period to $.09 in the 1998 Period while diluted earnings per share increases from $.01 in the 1997 Period to $.07 in the 1998 Period.

REVENUES.

         Net sales increased $30,000 (1%) to $3,392,900 in the 1998 Period, from $3,362,900 in the 1997 Period. The Company's retail Terrapin(R) line accounted for a decrease of $188,000 while custom case sales increased by $218,000. The decrease in retail Terrapin(R) sales is the result of an initial stocking position ordered by one customer during the 1997 Period which did not reoccur in the 1998 Period. Higher custom case sales reflect increased volume demand from one of the Company's major customers.

OPERATING INCOME.

         Income from operations increased by $457,400 to a profit of $667,600 in the 1998 Period, up significantly from $210,200 in the 1997 Period, relating primarily to the sale of property as described above. Gross profit increased $98,900 (9%) to $1,215,800 in the 1998 Period up from $1,118,900 in the 1997 Period. The gross margin improved 2.6 percentage points to 35.8% in the 1998 Period up from 33.2% in the 1997 Period reflecting the continuing impact of numerous management programs focused on increasing manufacturing efficiencies, raising quality standards and eliminating unprofitable product offerings.

         Selling expenses decreased $39,000 (11%) from $368,200 in the 1997 Period to $329,200 in the 1998 Period. In the 1998 Period, the ratio of selling expenses to net sales was 9.7%, down from 11% in the 1997 Period. The decrease in selling expenses in the 1998 Period was primarily the result of a decrease in sales commissions and advertising expenditures, partially offset by increased travel expenses.

         General and administrative expenses, as presented, increased as a percent of net sales, from 14% in the 1997 Period to 20% in the 1998 Period, while the amount, as presented, increased $224,500 (48%) to $687,700 in the 1998 Period from $463,300 in the 1997 Period. The increase in general and administrative expenses, in a number of categories which reflect significant increases, is attributable to the accounting treatment related to the sale of the business which represented discontinued operations. This business was sold effective September 30, 1997. For accounting purposes, a portion of certain of the 1997 Period salaries, professional fees, telephone and other related administrative expenses were allocated to this business and included in the discontinued operations, not in general and administrative expenses. Upon the divestment of this business line, the remaining business absorbed all of such costs in general and administrative expenses. As a result, the 1998 Period numbers appear to increase substantially when in fact the absolute dollar amounts incurred by the Company are relatively unchanged. However, some expense categories did incur higher cash outlays, these included the Hong Kong operations, and bank service charges related to opening letters of credit for custom orders.

OTHER INCOME (DEDUCTIONS).

             Total interest expenses increased by $38,300 (87%) to $82,500 in the 1998 Period from $44,200 in the 1997 Period due primarily to interest associated with the indebtedness issued in connection with the Company's 1997 private placement of securities, as described below.

             The Company's rental building in Brooklyn, New York, was partially leased during the 1997 Period and not rented in the 1998 Period. Rental income - net decreased to a loss of ($60,700) in the 1998 Period from a loss of ($35,600) in the 1997 Period. This property was sold in December 1997, as described below.

             Other income - net increased $573,500 in the 1998 Period from the 1997 Period resulting primarily from the sale of property owned by the Company in Brooklyn, New York, in December, 1997. The Company recorded a pretax gain on this sale of approximately $574,200.

INCOME TAXES.

             The provision for income taxes increased by $178,400 due to a $457,400 increase in profit in the 1998 Period from the comparable period in the 1997 Period. The effective tax rates for the 1998 and 1997 Periods were 40% and 42% respectively.

LIQUIDITY AND CAPITAL RESOURCES.

             In the 1998 Period, $469,000 of cash was used by operating activities. This use in operational cash resulted from funds provided from: net income of $400,600; reduction in accounts receivable of $481,900; a decrease in deferred taxes of $267,000; and a net decrease in prepaid accounts and other various accounts comprising $135,100. These sources were offset by a decrease in accounts payable of $774,400; an increase in inventory of $405,100; and, the non-cash gain on the sale of property of $574,200.

             Net investing activities in the 1998 Period provided cash of $1,138,900. The Company collected $643,800, net of expenses, relating to the sale of property and equipment in Brooklyn, New York (these funds were applied to the outstanding mortgage of $1,057,700, as described below), it collected $541,800 of notes receivable, which arose from the sale of its discontinued operations, and collected $15,000 of loans made to its officers. Offsetting this, the Company purchased $61,700 of property, plant and equipment.

             Financing activities in the 1998 Period resulted in a utilization of cash of $1,162,800. As a result of the Company's private placement of securities, the Company received $269,600 for the issuance of common stock and issuance of convertible notes payable, net of offering and debt issuance costs. Offsetting this source of funds, the Company paid certain short-term borrowings of $149,700, a long-term note payable of $75,000 due to its bank, as well as $150,000 to pay the balance on a $250,000 convertible loan, as described below.

             In addition, upon the sale of its property and equipment in Brooklyn, New York, the Company applied the proceeds to the outstanding balance of the related mortgage of $1,057,700.

             On February 14, 1996, the Company obtained a thirteen month loan of $250,000 bearing interest at 10% per annum. The loan was convertible, under certain conditions at the option of the lender, into shares of the Company's Common Stock at a conversion price of $1.00 per share. In October 1996, $100,000 of such debt was converted into 100,000 shares of Common Stock. The balance of this note, $150,000, was paid in full in October 1997.

             The Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission for the registration of 1,450,000 shares of its Common Stock issuable upon exercise of certain outstanding warrants was declared effective by the Commission on March 25, 1996. As of September 30, 1997, such warrants exercisable for 219,000 shares at $5.00 per share and 87,500 shares at $2.00 per share, remained outstanding. In the 1997 Period, certain warrants were exercised and the Company issued 100,000 shares for a total of $1,000. The Company's Common Stock is traded on the Nasdaq SmallCap Market and, during the first days immediately preceding February 13, 1998, was trading in the range of approximately $3.00 per share. The Company anticipates that holders of its remaining outstanding warrants will continue to exercise such warrants only if the Common Stock trades at a substantial premium over the exercise price of the warrants, of which there can be no assurance.

             During Fiscal 1997 and in December 1997, the Company consummated the 1997 Private Placement of Units, each unit comprised of (i) 30,000 shares of Common Stock, (ii) one warrant to purchase up to 30,000 shares of Common Stock at $4.00 per share (a "Private Placement Warrant") and (iii) one unsecured convertible promissory note in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. 55.4 units were sold for $25,000 per unit, aggregating $1,385,000, including $554,000 aggregate principal amount of debt. A commission in the amount of $169,000 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

             The Company has a line of credit with its bank and is indebted to such bank for short-term borrowings and acceptances. The total line is for $1,100,000 of which $750,000 is reserved for letters of credit (acceptances). The Company's line of credit with its bank was scheduled to mature on August 15, 1996 but was extended to February 28, 1998. In connection with such extension, the rate of interest on outstanding borrowings was increased from 1% to 1-1/2% over prime. The line of credit contains certain financial covenants, including maintaining certain financial ratios. At December 31, 1997 the Company was not maintaining such ratios and the bank has waived compliance through February 28, 1998. At December 31, 1997 the Company owed the bank ($933,300). The Company also is seeking financing from other institutional lenders to replace its existing bank line of credit, but has not received any commitments in this regard and there can be no assurance that any commitments will be forthcoming or will be on terms which will not be unduly burdensome to the Company.

             At December 31, 1997, long-term debt amounted to $88,700 and all installment note and capital lease payments were made on a timely basis. Long-term debt is scheduled to be paid in fiscal 2000.

DEFERRED INCOME TAXES.

             The Company's balance sheet at December 31, 1997 includes $1,743,400 of deferred income taxes as an asset. The Company was profitable in the 1997 Period and fully anticipates being profitable during the entire 1998 fiscal year and beyond. However, to the extent that the Company's operation may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at December 31, 1997, the Company's stockholder's equity at such date of $4,841,300 would have been reduced by $1,743,400 to a stockholder's equity of $3,097,900 and the Company's working capital at December 31, 1997 would have been reduced by $690,000 from $2,377,400 to $1,687,400.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             None.

ITEM 2.  CHANGES IN SECURITIES

             During the Company's fiscal year ended September 30, 1997 and in December 1997, the Company consummated its 1997 Private Placement of units ("Units"), each unit comprised of (i) 30,000 shares of Common Stock, (ii) one warrant to purchase up to 30,000 shares of Common Stock at $4.00 per share (a "Private Placement Warrant") and (iii) one unsecured convertible promissory note in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. 55.4 Units were sold for $25,000 per unit, aggregating $1,385,000, including $554,000 aggregate principal amount of debt. A commission in the amount of $169,500 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

             On December 23, 1997, the Company filed a Certificate of Amendment to its Certificate of Incorporation so as to effectuate a one-for-two reverse stock split of its issued and outstanding Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

             None.

ITEM 5.  OTHER INFORMATION

             None.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

             (a)     Exhibit 27: Financial Data Schedule

             (b)     The Company's Current Report on Form 8-K dated
                     December 4, 1997

                                   SIGNATURE


             In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 1998

                                        FORWARD INDUSTRIES, INC.
                                          (Registrant)


                                        By: /s/  Theodore H. Schiffman
                                           -----------------------------------
                                        THEODORE H. SCHIFFMAN
                                        Chairman and Chief Executive Officer
                                        and  Principal Financial Officer

                                 EXHIBIT INDEX


Ex. No.               Page                Exhibit
-------               ----                -------
27                                        Financial Data Schedule