Form 10QSB
period 1998-03-31
FORWARD INDUSTRIES INC
filed 1998-05-15
CIK 38264

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31,1998.

                                      or

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to_____________.

Commission File Number:  0-6669.

                           FORWARD INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     New York                      13-1950672
            -------------------------------     ------------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)

            275 Hempstead Turnpike, West Hempstead, NY     11552
            ------------------------------------------  ----------
            (Address of principal executive office)     (Zip Code)

Registrant's telephone number, including area code: (516) 564-1100
                                                    --------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [  ]

As of May 13, 1998, 4,723,141 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format:

                                Yes [ ]   No [X]

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                        SIX MONTHS ENDED MARCH 31, 1998

                                   CONTENTS
                                                                    PAGE

PART I.    FINANCIAL INFORMATION                                      3

Item 1.    Financial Statements                                       3

           Consolidated Balance Sheets
                as of March 31, 1998 (Unaudited)
                and September 30, 1997                                3

           Consolidated Statements of Income
                (Unaudited) for the Six Months
                Ended March 31, 1998 and 1997                         5

           Consolidated Statements of Cash Flows
                (Unaudited) for the Three Months
                Ended March 31, 1998 and 1997                         6

           Notes to Form 10-QSB (Unaudited)                           8

Item 2.    Management's Discussions and Analysis                     14

PART II.   OTHER INFORMATION                                         18

Item 1.    Legal Proceedings                                         18

Item 2.    Changes in Securities                                     18

Item 3.    Defaults upon Senior Securities                           18

Item 4.    Submission of Matters to a Vote of Security Holders       18

Item 5.    Other Information                                         18

Item 6.    Exhibits and Reports on Form 8-K                          18

PART I.   ITEM 1.  FINANCIAL STATEMENTS




                   FORWARD INDUSTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                March 31,    September 30,
                                                                  1998           1997 *
                                                               -----------   ------------
ASSETS                                                         (Unaudited)     (Restated)
------

CURRENT ASSETS:
     Cash and cash equivalents .............................   $ 1,168,714   $ 1,365,198
     Accounts receivable, less allowance for doubtful
         accounts of  $91,333 and $91,333 ..................     1,679,039     2,888,593
     Due on sale of division (net of estimated expenses) ...          --         572,785
     Inventories, net ......................................     1,232,394       935,012
     Prepaid expenses and other current assets .............       301,610       161,402
     Notes and loans receivable - current portion ..........       347,677       276,686
     Notes and loans receivable - officers - current portion        57,500        63,821
     Deferred income taxes .................................       690,000       690,000
                                                               -----------   -----------



         Total current assets ..............................     5,476,934     6,953,497
                                                               -----------   -----------

PROPERTY, PLANT AND EQUIPMENT, net .........................       616,173       606,002
                                                               -----------   -----------

OTHER ASSETS:
     Deferrred income taxes ................................     1,047,602     1,320,475
     Note receivable - net of current portion ..............       506,185       615,338
     Notes and loans receivable - officers - net of
         current portion ...................................        83,356       105,535
     Deferred debt costs ...................................        72,153        98,884
     Other assets ..........................................       146,196       112,248
     Building held for sale or lease .......................          --         129,253
     Deferred offering costs ...............................          --          66,942
                                                               -----------   -----------

                                                                 1,849,692     2,448,675
                                                               -----------   -----------

                                                               $ 7,948,599   $10,008,174
                                                               ===========   ===========


* The balance sheet at September 30, 1997 is derived from the audited financial statements of that date.

  The accompanying notes are an integral part of these financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                    March 31,      September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1998             1997 *
------------------------------------                               ------------    -------------
                                                                   (Unaudited)     (Restated)
CURRENT LIABILITIES:
     Acceptances and notes payable .............................   $  1,225,440    $  1,375,105
     Accounts payable ..........................................        852,377       1,936,899
     Current maturities of mortgage payable ....................           --            16,991
     Current maturities of long-term debt ......................        563,812         234,697
     Private placement deposits ................................           --           185,000
     Accrued expenses and other current liablilites ............        382,825         486,802
                                                                   ------------    ------------

              Total current  liabilities .......................      3,024,454       4,235,494
                                                                   ------------    ------------

LONG-TERM LIABLITIES:
     Long-term debt, net of current maturities .................           --           359,000
     Notes payable - related parties ...........................         73,700          88,700
     Mortgage payable, net of current maturities ...............           --         1,096,286
                                                                   ------------    ------------

                                                                         73,700       1,543,986
                                                                   ------------    ------------

              Total liabilities ................................      3,098,154       5,779,480
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
     Preferred stock, 4,000,000 authorized shares par
              value $.01; none issued ..........................           --              --
     Common stock, 40,000,000 authorized shares, par value
              $.01; issued 4,888,031 shares and 4,303,031 shares
              (including 164,890 held in treasury) .............         48,880          43,030
              Paid-in capital ..................................      6,435,940       6,229,347
     Deficit ...................................................     (1,396,262)     (1,805,570)
                                                                   ------------    ------------
                                                                      5,088,558       4,466,807
     Less: Cost of shares ......................................        238,113         238,113
                                                                   ------------    ------------

              Total stockholders' equity .......................      4,850,445       4,228,694
                                                                   ------------    ------------

                                                                   $  7,948,599    $ 10,008,174
                                                                   ============    ============



* The balance sheet at September 30, 1997 is derived from the audited financial statements of that date.

  The accompanying notes are an integral part of these financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                      Three Months Ended         Six Months Ended
                                                          March 31,                   March 31,
                                                --------------------------    --------------------------
                                                    1998          1997          1998            1997
                                                -----------    -----------    -----------    -----------

NET SALES ...................................   $ 2,805,437    $ 2,238,904    $ 6,198,291    $ 5,601,766
COST OF GOODS SOLD ..........................     1,899,157      1,383,223      4,163,928      3,667,808
                                                -----------    -----------    -----------    -----------
GROSS PROFIT ................................       906,280        855,651      2,034,363      1,933,958
                                                -----------    -----------    -----------    -----------

OPERATING EXPENSES:
     Distribution ...........................         1,487          8,342          8,320         21,624
     Selling ................................       329,003        346,663        658,177        714,886
     General and administration .............       544,233        308,581      1,144,275        733,219
                                                -----------    -----------    -----------    -----------
                                                    874,723        663,585      1,810,772      1,469,729
                                                -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS ......................        31,557        192,096        223,591        464,229
                                                -----------    -----------    -----------    -----------

OTHER INCOME (DEDUCTIONS):
     Interest expense .......................       (67,443)       (41,062)      (143,943)       (67,044)
     Interest expense - related parties .....        (1,583)        (9,273)        (7,613)       (27,441)
     Interest income ........................        32,488         10,304         68,505         18,795
     Rental income - net ....................          --          (40,575)       (60,730)       (76,211)
     Other income - net .....................        19,564         52,019        602,371         61,344
                                                -----------    -----------    -----------    -----------
                                                    (16,974)       (28,588)       458,590        (90,557)
                                                -----------    -----------    -----------    -----------

INCOME BEFORE PROVISION
     FOR INCOME TAXES .......................        14,583        163,509        682,181        373,672
PROVISION FOR INCOME TAXES ..................         5,833         70,589        272,873        159,215
                                                -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS ...........         8,750         92,920        409,308        214,457
                                                -----------    -----------    -----------    -----------

DISCONTINUED OPERATIONS:
     Loss from discontinued operations,
         net of income tax benefits of
         $-0-, ($59,705), $-0- and ($118,573)          --          (83,012)          --         (163,742)
                                                -----------    -----------    -----------    -----------

NET INCOME ..................................   $     8,750    $     9,908    $   409,308    $    50,715
                                                ===========    ===========    ===========    ===========
NET INCOME PER COMMON AND COMMON
     EQUIVALENT SHARE:
       Basic:
         Income from continuing operations ..   $     0.002    $     0.031    $     0.090    $     0.072
         Discontinued operations ............          --           (0.028)          --           (0.055)
                                                -----------    -----------    -----------    -----------
                                                $     0.002    $    (0.028)   $     0.090    $     0.017
                                                ===========    ===========    ===========    ===========

       Diluted:
         Income from continuing operations ..   $     0.003    $     0.027    $     0.071    $     0.063
         Discontinued operations ............          --           (0.024)          --           (0.047)
                                                -----------    -----------    -----------    -----------
                                                $     0.003    $     0.003    $     0.071    $     0.016
                                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
     COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING .....................     4,723,141      3,011,141      4,528,141      2,975,427
                                                ===========    ===========    ===========    ===========

DIVIDENDS ...................................          NONE           NONE           NONE           NONE



  The accompanying notes are an integral part of these financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                         Six Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                     1998             1997
                                                                   -----------    -----------
                                                                                   (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ................................................   $   409,308    $    50,715
     Adjustments to reconcile net income to net cash
         provided by (used in) continuing operations:
              Loss from discontinued operations ................          --          163,743
              Gain on sale of property and equipment ...........      (581,771)          --
              Depreciation and amortization ....................        35,294         76,986
              Amortization of deferred debt costs ..............        48,023           --
              Deferred taxes ...................................       272,873         35,971
              Non-cash compensation ............................        34,191         12,500
         Changes in assets and liabilities:
                  Accounts receivable ..........................     1,209,554        791,215
                  Inventories ..................................      (297,382)      (485,810)
                  Prepaid expenses and other current assets ....      (140,208)        10,723
                  Other assets .................................       (33,948)       (19,503)
                  Accounts payable .............................    (1,084,522)      (364,099)
                  Accrued expenses and other current liabilities      (103,977)       (68,071)
                  Other liabilities ............................          --          (22,500)
                                                                   -----------    -----------
Net cash (used in) provided by continuing operations ...........      (232,565)       181,870
                                                                   -----------    -----------

Net cash provided by discontinued operations:
     Loss from discontinued operations .........................          --         (163,743)
     Depreciation and amortization .............................          --           17,826
     Discontinued operations - net .............................          --          371,535

                                                                   -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ............      (232,565)       407,488
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of property ........................       643,830           --
     Proceeds from notes and loans receivable ..................       634,995         34,998
     Proceeds from collections from officers ...................        28,500         35,126
     Purchases of property, plant and equipment ................       (81,506)       (74,335)
                                                                   -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ............     1,225,819         (4,211)
                                                                   -----------    -----------







The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



                                                                   Six Months Ended
                                                                      March 31,
                                                            ---------------------------
                                                                1998            1997
                                                            -----------    -----------
                                                                            (Restated)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) short-term borrowings .      (149,665)           923
     Proceeds from long-term notes ......................        10,000           --
     Payments of long-term notes ........................      (225,001)      (127,987)
     Payments of mortgage ...............................    (1,057,748)        (7,375)
     Payments of notes payable - related parties ........       (15,000)        (2,250)
     Proceeds from issuances of stock ...................       292,500          2,000
     Deferred offering costs ............................       (23,532)      (113,057)
     Deferred debt costs ................................       (21,292)          --
                                                            -----------    -----------

NET CASH (USED IN) FINANCING ACTIVITIES .................    (1,189,738)      (247,726)
                                                            -----------    -----------

NET CHANGE IN CASH ......................................      (196,484)       155,531

CASH AND CASH EQUIVALENTS - beginning ...................     1,365,198        208,214
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS - ending ......................   $ 1,168,714    $   363,745
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest .......................................   $    40,835    $   165,864
         Income taxes ...................................   $    10,422    $       529

SCHEDULE OF NON-CASH ACTIVITES:
     Forgiveness of mortgage debt .......................   $    55,529           --
     Offset of deferred offering costs to paid in capital   $    90,474           --
     Warrants issued for services rendered ..............   $    10,417    $    12,500
     Conversion of long-term debt into common stock .....          --      $   100,000
     Conversion of private placement deposits
         into long-term debt ............................   $   185,000           --











The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC.AND SUBSIDAIRIES

                             NOTES TO FORM 10-QSB

                   SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The information in this Form 10-QSB includes the results of operations of Forward Industries Inc. ("the Company") and its wholly-owned subsidiary, Koszegi Industries Inc. ("Koszegi"), for the periods ended March 31, 1998 and 1997. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

     The accounting policies utilized in the preparation of this Form 10-QSB are the same as those set forth in the Company's annual Form 10-KSB at September 30, 1997 and should be read in conjunction with the disclosures presented therein.

     Certain prior period balances have been reclassified to conform to the current period classification.

     All information in this Form 10-Q has been adjusted to give effect for a one-for two reverse stock split, as declared by the Board of Directors, of the Company's issued and outstanding common stock, par value $.01 per share, effected on December 23, 1997.

     This Quarterly Report may contain forward-looking statements which involve certain risks and uncertainties. Important factors could arise which could cause the Company's operating results to differ materially from those contained in any forward looking statement.

2.   EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of shares outstanding during each period presented. The Company has adopted FAS 128, "Earnings Per Share" and has restated prior periods to comply with the provisions of this pronouncement.


3.   NEW REVOLVING CREDIT AGREEMENT ESTABLISHED

     In April 1998, the Company completed a credit facility with a new bank which provides for a maximum line of credit of $4.5 million. The credit line includes a letter of credit facility of up to $500,000. Borrowing availability is determined by a formula of accounts receivable and inventory. The interest rate on the borrowings is the prime rate in effect from time to time plus three quarters of one percent. The Company secured this line of credit with all of its assets and those of Koszegi. In addition, $500,000 is available for financing equipment. In April 1998, the Company paid to its prior bank approximately $937,000, which represented all amounts owed under its former credit facility. The former credit facility had a maximum availability of $1.1 million and an interest rate in effect from time to time of the prime rate plus 1 1/2%.

4.   INVENTORY


     Inventory consists of the following:



                        March 31, 1998     September 30, 1997
                        --------------     -----------------
                          (Unaudited)

       Raw materials ..   $  260,847          $  682,545
       Work in process.       97,764              99,164
       Finished good ..      873,783             153,303
                          ----------          ----------
                          $1,232,394          $  935,012
                          ==========          ==========


5    SALE OF CERTAIN ASSETS

     On September 30, 1997 Koszegi, a wholly-owned subsidiary of the Company, sold certain of its assets, consisting primarily of inventory and equipment relating to its Advertising Specialties division, to Amplaco Group, Inc. ("Amplaco"). In addition, Amplaco assumed certain liabilities of Koszegi, including a portion of Koszegi's lease obligations with respect to its manufacturing obligations in South Bend, Indiana.

     The selling price was $1,350,000 (subject to certain adjustments discussed below) and was received as follows:

     o $500,000 in cash. (Received as follows: $25,000 received in September 1997 and $475,000 received in October 1997).

     o The receipt of a non-interest bearing secured promissory note for $850,000.

     In addition, the selling price was subject to the value of inventory. If the value of the inventory as of the closing date was less than or greater than $400,000, then the purchase price was to be adjusted on a dollar for dollar basis (the "Inventory Adjustment"), subject to negotiation. Based on the physical count taken on the closing date, and the reconciliation between the parties of those items which Amplaco acquired, the Company received a second, secured non-interest bearing promissory note in the amount of $125,000. Both the original and second note are payable monthly over 36 months and 33 months respectively, and have been recorded at their imputed values in the accompanying statements.



6.   SALE OF BUILDING

     In December 1997, the Company sold a building for $830,000 and recognized a profit of approximately $574,000. Such profit is included in other income in the consolidated statement of income.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE




                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                         1998         1997
                                                         ----         ----
NUMERATOR

   Income from continuing operations:
     Income from continuing operations: ..........   $     8,750   $    92,920
     Less:  Preferred dividends ..................          --            --
                                                     -----------   -----------

     Income available to common stockholders
                    used in basic EPS ............         8,750        92,920
     Impact of potential common shares:
       Convertible debt ..........................         8,310         2,250
                                                     -----------   -----------

     Income available to common stockholders after
       assumed conversions of dilutive securities    $    17,060   $    95,170
                                                     ===========   ===========

   Loss from discontinued operations .............   $      --     $   (83,012)
                                                     ===========   ===========

DENOMINATOR

   Weighted average number of common shares
     outstanding  used in basic EPS ..............     4,723,141     3,011,141

   Impact of potential common shares:
     Stock options and warrants ..................       395,186       368,798
     Convertible debt ............................     1,108,000       150,000
                                                     -----------   -----------

   Weighted number of  common shares and dilutive
     Potential common stock used in  dilutive EPS      6,228,327     3,529,939
                                                     ===========   ===========

BASIC EPS

   Income from continuing operations .............   $     0.002   $     0.031
   Discontinued operations .......................          --          (0.028)
                                                     -----------   -----------
                                                     $     0.002   $     0.003
                                                     ===========   ===========

DILUTED EPS

   Income from continuing operations .............   $     0.003   $     0.027
   Discontinued operations .......................          --          (0.024)
                                                     -----------   -----------
                                                     $     0.003   $     0.003
                                                     ===========   ===========



                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       ------------------------
                                                                           1998          1997
                                                                          -----          ----

CALCULATIONS

   1.  Stock Options and Warrants
        Treasury Stock Method Applied to Stock Options and  Warrants
        Sale of common stock
           Total options and warrants outstanding ..................    1,271,250       100,000
            Average price ..........................................        $1.84         $1.00
                                                                       ----------    ----------
                           Total ...................................   $2,335,469    $  100,000
                                                                       ==========    ==========

        Repurchase of common stock
           Proceeds ................................................   $2,335,469    $  100,000
            Average stock price ....................................        $3.01         $1.23
                                                                       ----------    ----------
            Shares repurchased .....................................      955,244       279,389
                                                                       ==========    ==========

        Net increase in shares
            Shares sold ............................................    1,271,250       100,000
            Shares purchased .......................................      774,765        81,301
                                                                       ----------    ----------
            Increase in shares .....................................      496,485        18,699
                                                                       ==========    ==========

     Convertible debt
            Terms:
               Interest rate .......................................           10%           10%
               Par .................................................   $   10,000           N/A
               Convertible into shares .............................       20,000       150,000
               Conversion price ....................................          N/A    $     1.00
               # of units ..........................................         55.4           N/A
            Total debt .............................................   $  554,000    $  150,000

            If-converted Method Applied to Convertible Debt
            Numerator increase - interest savings assuming
               a 40% tax rate ......................................   $    8,310    $    2,250
                                                                       ==========    ==========

            Denominator increase - assuming conversion .............    1,108,000       150,000
                                                                       ==========    ==========





                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                         SIX MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                         1998         1997
                                                         ----         ----

NUMERATOR

   Income from continuing operations:
     Income from continuing operations: ..........   $   409,308   $   214,457
     Less:  Preferred dividends ..................          --            --
                                                     -----------   -----------

     Income available to common stockholders
        used in basic EPS ........................       409,308       214,457

     Impact of potential common shares:
       Convertible debt ..........................        16,620         4,500
                                                     -----------   -----------

     Income available to common stockholders after
       assumed conversions of dilutive securities    $   425,929   $   218,957
                                                     ===========   ===========

   Loss from discontinued operations .............   $      --     $  (163,742)
                                                     ===========   ===========

DENOMINATOR

   Weighted average number of common shares
     outstanding  used in basic EPS ..............     4,528,141     2,975,427

   Impact of potential common shares:
     Stock options and warrants ..................       395,186       368,798
     Convertible debt ............................     1,108,000       150,000
                                                     -----------   -----------

   Weighted number of  common shares and dilutive
     Potential common stock used in  dilutive EPS      6,031,327     3,494,225
                                                     ===========   ===========

BASIC EPS

   Income from continuing operations .............   $     0.090   $     0.072
   Discontinued operations .......................          --          (0.055)
                                                     -----------   -----------
                                                     $     0.090   $     0.017
                                                     ===========   ===========

DILUTED EPS

   Income from continuing operations .............   $     0.071   $     0.063
   Discontinued operations .......................          --          (0.047)
                                                     -----------   -----------
                                                     $     0.071   $     0.016
                                                     ===========   ===========



                       FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                 EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE



                                                                            SIX MONTHS ENDED
                                                                               MARCH 31,
                                                                       ------------------------
                                                                         1998          1997
                                                                         ----          ----

CALCULATIONS

   1.  Stock Options and Warrants
        Treasury Stock Method Applied to Stock Options and  Warrants
        Sale of common stock
           Total options and warrants outstanding ..................    1,271,250       769,000
            Average price ..........................................        $1.84         $0.90
                                                                       ----------    ----------
                           Total ...................................   $2,335,489    $  694,750
                                                                       ==========    ==========

        Repurchase of common stock
            Proceeds ...............................................   $2,335,489    $  694,750
            Average stock price ....................................        $2.67         $1.74
                                                                       ----------    ----------
            Shares repurchased .....................................      876,054       400,202
                                                                       ==========    ==========

        Net increase in shares
            Shares sold ............................................    1,271,250       769,000
            Shares purchased .......................................      876,054       400,202
                                                                       ----------    ----------
            Increase in shares .....................................      395,196       368,987
                                                                       ==========    ==========

  3.  Convertible debt
            Terms:
               Interest rate .......................................           10%           10%
               Par .................................................   $   10,000           N/A
               Convertible into shares .............................       20,000       150,000
               Conversion price ....................................          N/A    $     1.00
               # of units ..........................................         55.4           N/A
            Total debt .............................................   $  554,000    $  150,000

            If-converted Method Applied to Convertible Debt
            Numerator increase - interest savings assuming
               a 40% tax rate ......................................   $   16,620    $    4,500
                                                                       ==========    ==========

            Denominator increase - assuming conversion .............    1,108,000       150,000
                                                                       ==========    ==========





PART I. ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the results of the Company's continuing operations for the three and six months ended March 31, 1998, and the three and six months ended March 31, 1997. The information and comparative data presented herein excludes the Company's advertising specialties division, which was divested effective September 30, 1997.

     On January 13, 1997, the board of directors of the Company declared a one-for-two reverse stock split which became effective as of December 23, 1997. All share data and per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis.

THREE MONTHS ENDED MARCH 31, 1998 (THE "1998 QUARTER") COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 (THE "1997 QUARTER").

     Income in the 1998 Quarter of $8,750 was relatively comparable to $ 9,900 in the 1997 Quarter. However, income from continuing operations decreased by $148,900 as described below. Basic earnings per share from continued operations decreased from $0.03 in the 1997 Quarter to $0.002 in the 1998 Quarter, while diluted earnings per share from continuing operations decreased from $0.03 in the 1997 Quarter to $0.003 in the 1998 Quarter.

REVENUES.

     Net sales increased $566,500 (25%) to $2,805,400 in the 1998 Quarter, from $2,238,900 in the 1997 Quarter. The increase is primarily attributable to the Company's Custom case business which reflect increased demand largely from one of the Company's major customers as well as selected others, including new accounts.

OPERATING INCOME.

     Consolidated income from continuing operations decreased by $148,900 to a profit of $14,600 in the 1998 Quarter, from $163,500 in the 1997 Quarter. The decrease relates primarily to sales and gross profit increases, which were offset by increased general and administrative expenses, as described below. Gross profit increased $50,600 to $906,300 in the 1998 Quarter up from $855,700 in the 1997 Quarter, however the gross margin percentage decreased from 38% to 32%. While gross margin percentage in the first two quarters of 1998 was comparable in the range of 32-35%, the timing of higher margin jobs during the quarter ended March 31, 1997 resulted in a gross margin percent in that quarter which was higher than in the current 1998 quarter. The six month year-to-date gross margins for 1998 and 1997 are more reflective of ongoing margin performance and are relatively comparable. (See discussion below, the 1998 period).

     Selling expenses decreased $17,700 (5%) from $346,700 in the 1997 Quarter to $329,000 in the 1998 Quarter. In the 1998 Quarter, the ratio of selling expenses to net sales was 12%, down from 16% in the 1997 Quarter. The decrease in selling expenses in the 1998 Quarter was primarily the result of reduced advertising expenditures, partially offset by increased travel expense.

     General and administrative expenses, as presented, increased as a percent of net sales, to 19% in the 1998 Quarter from 14% in the 1997 Quarter. The amount, as presented, increased $235,600 (76%) to $544,200 in the 1998 Quarter from $308,600 in the 1997 Quarter. The increase in general and administrative expenses, in a number of categories which reflect significant increases, is attributable to the accounting treatment related to the sale of the business which represented discontinued operations. This business was sold effective September 30, 1997. For accounting purposes, a portion of certain of the 1997 Quarter salaries, professional fees, telephone and other related administrative expenses were allocated to this business and included in the discontinued operations, not in general and administrative expenses. Upon the divestment of this business line, the remaining business absorbed all of such costs in general and administrative expenses. As a result, the 1998 Quarter numbers appear to increase substantially when in fact the absolute dollar amounts incurred by the Company are relatively comparable. However, some expense categories did incur higher cash outlays, such as bank service charges related to opening letters of credit for custom orders.

OTHER INCOME (DEDUCTIONS).

     Total interest expenses increased by $18,700 to $69,000 in the 1998 Period from $50,300 in the 1997 Period due primarily to interest associated with the indebtedness issued in connection with the Company's 1997 Private Placement.

     The Company's rental building in Brooklyn, New York was partially leased during the 1997 Period and was sold in December 1997. [See discussion below.] As a result, rental income - net decreased from a loss of ($40,575) in the 1997 Period to zero in the 1997 Period.

     Interest and other income - net decreased $10,300 to $52,000 in the 1998 Period from $62,300 in the 1997 Period.

INCOME TAXES.

     The provision for income taxes decreased by $64,800 due to a $148,900 decrease in profit in the 1998 Quarter from the comparable period in 1997 Quarter. The effective tax rates for the 1998 and 1997 Period were 40% and 43% respectively.

SIX MONTHS ENDED MARCH 31, 1998 (THE "1998 PERIOD") COMPARED WITH SIX MONTHS ENDED MARCH 31, 1997 (THE "1997 PERIOD").

     Income in the 1998 Period of $409,300 increased significantly from the net profit of $50,700 in the 1997 Period. The increase in the 1998 Period is primarily related to a non-recurring sale of the Company's building in Brooklyn, New York, which amounted to $344,500, net of taxes. Basic earnings per share increased from $0.07 in the 1997 Period to $0.09 in the 1998 Period, which diluted earnings per share increased from $0.05 in the 1997 period to $0.07 in the 1998 period.

REVENUES.

     Net sales increased $596,500 (11%) to $6,198,300 in the 1998 Period, from $5,601,800 in the 1997 Period. The Company's retail Terrapin(R)line accounted for a decrease of approximately $156,000 while Custom case sales increased by $752,500. The decrease in retail Terrapin(R)sales is the result of initial stocking position ordered by one customer during the 1997 Period which did not reoccur in the 1998 Period. Higher custom case sales reflect increased demand primarily from one of the Company's major customers, as well as selected others, including some new accounts.

OPERATING INCOME.

     Consolidated income from continuing operations before tax increased by $308,500 to a profit of $682,200 in the 1998 Period, up significantly from $373,700 in the 1997 Period, relating primarily to the sale of property described above. Gross profit increased to $2,034,500 in the 1998 Period from $1,934,000 in the 1997 Period, an increase of $100,500. The gross margin percent decreased slightly by 1.7 percentage points to 32.8% in the 1998 Period from 34.5% in the 1997 Period.

     Selling expenses decreased $56,700 (8%) from $714,900 in the 1997 Period to $658,200 in the 1998 Period. In the 1998 Period, the ratio of selling expenses to net sales was 11%, down from 13% in the 1997 Period. The decrease in selling expenses in the 1998 Period was primarily the result of a decrease in advertising expenditures, partially offset by increased travel expense.

     General and administrative expenses, as presented, increased as a percent of net sales, from 13% in the 1997 Period to 19% in the 1998 Period, while the amount, as presented, increased $411,100 (56%) to $1,144,300 in the 1998 Period from $733,200 in the 1997 Period. The increase in general and administrative expenses, in a number of categories which reflect significant increases, is attributable to the accounting treatment related to the sale of the business which represented discounted operations. This business was sold effective September 30, 1997. For accounting purposes, a portion of certain of the 1997 Period salaries, professional fees, telephone and other related administrative expenses were allocated to this business and included in the discontinued operations, not in general and administrative expenses. Upon the divestment of this business line, the remaining business absorbed all of such costs in general and administrative expenses. As a result, the 1998 Period numbers appear to increase substantially when in fact the absolute dollar amounts incurred by the Company are relatively unchanged. However, some expense categories did incur higher cash outlays, such as bank service charges, related to opening letters of credit for custom orders.

OTHER INCOME (DEDUCTIONS).

     Total interest expenses increased by $57,100 (60%) to $151,600 in the 1998 Period from $94,500 in the 1997 Period due primarily to interest associated with the indebtedness issued in connection with the Company's 1997 Private Placement.

     The Company's rental building in Brooklyn, New York was not leased during the 1997 Period or rented in the 1998 Period. Rental income - net decreased to a loss of $60,700 in the 1998 Period from a loss of $76,200 in the 1997 Period. This property was sold in December 1997. [See discussion below.]

     Interest and other income - net increased $590,700 in the 1998 Period from the 1997 Period resulting primarily from the sale of property owned by the Company, in Brooklyn, New York, which was sold in December, 1997. The Company recorded a pretax gain on this sale of approximately $574,200.

INCOME TAXES.

     The provision for income taxes increased by $113,700 due to a $308,500 increase in profit in the 1998 Period from the comparable period in 1997 Period. The effective tax rates for the 1998 and 1997 Period were 40% and 43% respectively.

LIQUIDITY AND CAPITAL RESOURSES

     In the 1998 Period, $232,600 of cash was used by operating activities. This use of operational cash resulted primarily from funds provided by: net income of $409,300; reduction in accounts receivable of $1,209,600 from improved collection efforts; and a decrease in deferred taxes of $272,900. These sources were offset by a decrease in accounts payable and accrued liabilities of $1,188,500; an increase in inventory of $297,400; and, the non-cash gain on the sale of assets of $581,800.

     Net investing activities in the 1998 Period provided cash of $1,225,800. The Company collected $643,800, net of expenses, relating to the sale of property and equipment in Brooklyn, New York (these funds were applied to the outstanding mortgage of $1,057,700, as described below), it collected $635,000 of notes receivable, which arose from the sale of its discontinued operations, and collected $28,500 of loans made to its officers. Offsetting this, the Company purchased $81,500 of property, plant and equipment.

     Financing activities in the 1998 Period resulted in a utilization of cash of $1,189,700. As a result of the Company's private placement of securities, the Company received $257,700 for the issuance of common stock and issuance of convertible notes payable, net of offering and debt issuance costs. Offsetting this source of funds, the Company paid certain short-term borrowings of $149,700, a long-term note payable of $75,000 due to its bank, as well as $150,000 to pay the balance on a $250,000 convertible loan, as described below. In addition, upon the sale of its property and equipment in Brooklyn, New York, the Company applied the proceeds to the outstanding balance of the related mortgage of $1,057,700.

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

     The Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission for the registration of 1,450,000 shares of its Common Stock issuable upon exercise of certain outstanding warrants was declared effective by the Commision on March 25, 1996. As of September 30,1997, such warrants exercisable for 219,000 shares at $5.00 per share and 87,500 shares at $2.00 per share, remained outstanding. In the 1997 Period, certain warrants were exercised and the Company issued 100,000 shares for a total of $1,000. The Company's Common Stock is traded on the Nasdaq SmallCap Market and, during the days immediately preceding May 13, 1998, was trading in the range of approximately $3.00 per share. The Company anticipates that holders of its remaining outstanding warrants will continue to exercise such warrants only if the Common Stock trades at a substantial premium over the exercise price of the warrants, of which there can be no assurance.

     During Fiscal 1997 and in December 1997, the Company consummated the 1997 Private Placement of Units, each unit comprised of (i) 30,000 shares of Common Stock, (ii) one warrant to purchase up to 30,000 shares of Common Stock at $4.00 per share (a "Private Placement Warrant") and (iii) one unsecured convertible promissory note in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and on Private Placement Warrant) maturing on December 4, 1998. 55.4 units were sold for $25,000 per unit, aggregating $1,385,000, including $554,000 aggregate principal amount of debt. A commission in the amount of $169,000 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

     On April 13, 1998 the Company obtained a credit facility with a new bank which provides for a maximum line of credit of $4.5 million, including acceptances up to $500,000. Borrowing availability is determined based on a formula of accounts receivable and inventory. The interest rate on the line is the prime rate in effect from time to time plus three quarters of one percent. The Company secured this line of credit with all of its assets and those of Koszegi. In addition, $500,000 is available to finance equipment. The Company used the new credit availability to pay its outstanding indebtedness on its former credit line of $937,000. The former credit line had a maximum availability of $1,100,000 of which $750,000 is reserved for letters of credit (acceptances). The new facility contains certain financial covenants for which the Company is in compliance.

     At March 31, 1998, long-term debt amounted to $73,700 and all installment note and capital lease payments were made on a timely basis. Long-term debt is scheduled to be paid in fiscal 2000.

DEFERRED INCOME TAXES

     The Company's balance sheet at March 31, 1998 includes $1,737,600 of deferred income taxes as an asset. The Company was profitable in the 1997 Period and fully anticipates being profitable during the entire 1998 fiscal year and beyond. However, to the extent that the Company's operation may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at March 31, 1998, the Company's stockholder's equity at such date of $4,850,500 would have been reduced by $1,737,600 to a stockholder's equity of $3,112,900 and the Company's working capital at March 31, 1998 would have been reduced by $690,000 from $2,452,500 to $1,762,500.

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

       ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                   None.

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                   None.

       ITEM 5. OTHER INFORMATION

                   None.

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibit 27:  Financial Data Schedule

              (b) The Company's Current Report on Form 8-K dated April 14, 1998

                                   SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1998
                                            FORWARD SYSTEMS, INC.
                                                 (Registrant)




                                            By: /s/    Theodore H. Schiffman
                                            ------------------------------------
                                            THEODORE H. SCHIFFMAN
                                            Chairman and Chief Executive Officer
                                            and Principal Financial Officer