Form 10QSB
period 1998-06-30
FORWARD INDUSTRIES INC
filed 1998-08-14
CIK 38264

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(X) Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30,1998.

                                       or

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to_____________.

Commission File Number:  0-6669.
                       ---------


                            Forward Industries, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        New York                                    13-1950672
-------------------------------                 ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)




   400 Post Avenue Westbury, NY                       11590
--------------------------------------              -----------
(Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code:  (516) 338-0700
                                                   ----------------

                 275 West Hempstead Avenue Hempstead, NY 11552
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X         No
                          ---          ---

As of August 11, 1998, 4,798,141 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format:

                       Yes           No X
                          ---          ---

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                        NINE MONTHS ENDED JUNE 30, 1998

                                    CONTENTS
                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION   3

Item 1. Financial Statements   3

        Consolidated Balance Sheets
          as of June 30, 1998 (Unaudited)
          and September 30, 1997                                              3

        Consolidated Statements of Income
          (Unaudited) for the Nine Months
          Ended June 30, 1998 and 1997                                        5

        Consolidated Statements of Cash Flows
          (Unaudited) for the Three Months
          Ended June 30, 1998 and 1997                                        6

        Notes to Form 10-QSB (Unaudited)                                      8

Item 2. Management's Discussions and Analysis                                14

PART II.  OTHER INFORMATION                                                  18

Item 1. Legal Proceedings                                                    18

Item 2. Changes in Securities                                                18

Item 3. Defaults upon Senior Securities                                      18

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 5. Other Information                                                    18

Item 6. Exhibits and Reports on Form 8-K                                     18

PART I.   ITEM 1.  FINANCIAL STATEMENTS
          -----------------------------




                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                   June 30,                September  30,
                                                                    1998                         1997  *
                                                                 ------------              ---------------
ASSETS                                                            (Unaudited)                (Restated)
CURRENT ASSETS:
     Cash and cash equivalents                                    $   993,976               $  1,365,198
     Accounts receivable, less allowance for doubtful
         accounts of  $91,333 and $91,333                           1,920,666                  2,888,593
     Due on sale of division (net of estimated expenses)                  ---                    572,785
     Inventories, net                                               1,548,991                    935,012
     Prepaid expenses and other current assets                        267,404                    161,402
     Notes and loans receivable - current portion                     324,554                    276,686
     Notes and loans receivable - officers - current portion           57,500                     63,821
     Deferred income taxes                                            690,000                    690,000
                                                                      -------                    -------

         Total current assets                                       5,803,091                  6,953,497
                                                                    ---------                  ---------

PROPERTY, PLANT AND EQUIPMENT, net                                    625,019                    606,002
                                                                      -------                    -------

OTHER ASSETS:
     Deferrred income taxes                                         1,016,657                  1,320,475
     Note receivable - net of current portion                         427,733                    615,338
     Notes and loans receivable - officers - net of
         current portion                                               69,106                    105,535
     Deferred debt costs                                              102,947                     98,884
     Other assets                                                     149,664                    112,248
     Building held for sale or lease                                      ---                    129,253
     Deferred offering costs                                              ---                     66,942
                                                                   ----------                -----------


                                                                    1,766,107                  2,448,675
                                                                    ---------                  ---------

                                                                 $  8,194,217               $ 10,008,174
                                                                 ============               ============


* The balance sheet at September 30, 1997 is derived from the audited financial statements of that date.

      The accompanying notes are an integral part of these financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                          June 30,            September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                       1998                    1997  *
------------------------------------                                   ------------           --------------
                                                                       (Unaudited)              (Restated)
 CURRENT LIABILITIES:
     Acceptances and notes payable                                     $   858,536      $      1,375,105
     Accounts payable                                                    1,203,429             1,936,899
     Current maturities of mortgage payable                                    ---                16,991
     Current maturities of long-term debt                                  563,812               234,697
     Private placement deposits                                                ---               185,000
     Accrued expenses and other current liablilites                        491,372               486,802
                                                                           -------               -------

              Total current  liabilities                                 3,117,149             4,235,494
                                                                         ---------             ---------

LONG-TERM LIABLITIES:
     Long-term debt, net of current maturities                                 ---               359,000
     Notes payable - related parties                                       58,700                 88,700
     Mortgage payable, net of current maturities                               ---             1,096,286
                                                                         ---------             ---------

                                                                            58,700             1,543,986
                                                                         ---------             ---------

              Total liabilities                                          3,175,849             5,779,480
                                                                         ---------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
     Preferred stock, 4,000,000 authorized shares par
              value $.01; none issued                                          ---                   ---
     Common stock, 40,000,000 authorized shares, par value
              $.01; issued 4,963,031 shares at June 30, 1998
              and 4,303,031 shares at September 30, 1997
              (including 164,890 held in treasury)                          49,630                43,030
              Paid-in capital                                            6,556,690             6,229,347
     Deficit                                                            (1,349,839)           (1,805,570)
                                                                        -----------          -----------
                                                                         5,256,481             4,466,807
     Less: Cost of  shares in treasury                                     238,113               238,113
                                                                        -----------          -----------

              Total stockholders' equity                                 5,018,368             4,228,694
                                                                       -----------           -----------

                                                                      $  8,194,217          $ 10,008,174
                                                                      ============          ============

* The balance sheet at September 30, 1997 is derived from the audited financial statements of that date.

      The accompanying notes are an integral part of these financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                    Three Months Ended                  Nine Months Ended
                                                         June 30,                             June   30,
                                               --------------------------           ----------------------------
                                                    1998             1997                   1998            1997
                                               ---------     ------------           -------------   ------------
NET SALES                                   $  3,066,961     $  3,406,688           $  9,265,256    $  9,008,454
COST OF GOODS SOLD                             2,122,064        2,183,838              6,285,992       5,851,646
                                               ---------        ---------              ---------       ---------
GROSS PROFIT                                     944,897        1,222,850              2,979,264       3,156,808
                                                 -------        ---------              ---------     -----------

OPERATING EXPENSES:
     Distribution                                 12,972            8,658                 21,292          30.282
     Selling                                     308,681          337,209                966,858       1.052,095
     General and administration                  460,070          571,453              1,604,345       1,304,672
                                                 -------          -------              ---------       ---------
                                                 781,723          917,320              2,592,495       2,387,049
                                                 -------          -------              ---------       ---------

INCOME FROM OPERATIONS                           163,174          305,530                386,769         769,759
                                                 -------          -------                -------         -------

OTHER INCOME (DEDUCTIONS):
     Interest expense                            (75,891)         (26,354)              (227,447)        (93,398)
     Interest expense - related parties           (9,482)          (8,876)                (9,482)        (36,317)
     Interest income                              46,547            9,177                115,053          27,972
     Rental income - net                             ---          (29,947)               (60,730)       (106,158)
     Other income(loss) - net                   (46,985)           69,490                555,386         130,834
                                                --------           ------                -------         -------
                                                (85,811)           13,490                372,780         (77,067)
                                                --------           ------                -------        --------

INCOME BEFORE PROVISION
     FOR INCOME TAXES                             77,363          319,020                759,549         692,692
PROVISION FOR INCOME TAXES                        30,945          133,341                303,818         292,553
                                                  ------       ----------                -------         -------
INCOME FROM CONTINUING OPERATIONS                 46,418          185,679                455,731         400,139
                                                               ----------                -------         -------

DISCONTINUED OPERATIONS:
     Loss from discontinued operations,
         net of income tax benefits of
         $-0-, ($90,744), $-0- and ($209,317)        ---         (125,314)                   ---        (289,056)
                                            ------------     ------------           ------------   -------------

NET INCOME                                  $     46,418     $     60,365           $    455,731   $     111,083
                                            ============     ============           ============   =============
NET INCOME PER COMMON AND COMMON
     EQUIVALENT SHARE:
       Basic:
         Income from continuing operations       $ 0.010         $ 0.058                 $ 0.101        $ 0.134
         Discontinued operations                     ---          (0.039)                    ---         (0.097)
                                              ----------          -------             ----------         -------
                                                 $ 0.010         $ 0.019                 $ 0.101         $ 0.037
                                                 =======         ========                =======         =======

       Diluted:
         Income from continuing operations       $ 0.009         $ 0.045                 $ 0.080        $ 0.124
         Discontinued operations                     ---          (0.030)                    ---         (0.088)
                                              ----------          -------             ----------         -------
                                                 $ 0.009          $ 0.015                $ 0.080         $ 0.036
                                                 =======          =======                =======         =======

WEIGHTED AVERAGE NUMBER OF
     COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING                        4,723,141        3,226,141              4,528,141       2,975,427
                                               =========        =========              =========       =========

DIVIDENDS                                           NONE             NONE                   NONE            NONE



   The accompanying notes are an integral part of these financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   Nine Months Ended
                                                                                         June 30,
                                                                           ----------------------------------
                                                                                1998                   1997
                                                                           -----------           ------------
                                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $455,731               $  111,083
     Adjustments to reconcile net income to net cash
         provided by (used in) continuing operations:
              Loss from discontinued operations                                  ---                  289,059
              Gain on sales of property and equipment                       (593,076)                     ---
              Depreciation and amortization                                   85,484                  103,885
              Amortization of deferred debt costs                             89,406                      ---
              Deferred taxes                                                 303,818                   77,728
              Non-cash compensation                                           51,287                   18,750
         Changes in assets and liabilities:
                  Accounts receivable                                        967,927                  359,549
                  Inventories                                               (613,979)                (289,006)
                  Prepaid expenses and other current assets                 (106,002)                 (36,787)
                  Other assets                                               (37,416)                 (37,427)
                  Accounts payable                                          (733,470)                (340,769)
                  Accrued expenses and other current liabilities               4,570                 (178,762)
                  Other liabilities                                              ---                  (22,500)
                                                                            --------                ----------

Net cash (used in) provided by continuing operations                        (125,720)                 (54,743)
                                                                            ---------                 --------

Net cash provided by discontinued operations:
     Loss from discontinued operations                                           ---                 (289,059)
     Depreciation and amortization                                               ---                   13,783
     Discontinued operations - net                                               ---                  312,335

NET CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES                                                   (125,720)                  91,802
                                                                            --------                   ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of property                                      643,830                      ---
     Proceeds from notes and loans receivable                                694,737                  283,997
     Proceeds from collections from officers                                  42,750                   48,894
     Purchases of property, plant and equipment                             (104,500)                 (41,484)
                                                                           ---------                 --------

NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                                  1,276,817                  291,407
                                                                           ---------                  -------




        The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                                                  Nine Months Ended
                                                                                       June 30,
                                                                        -------------------------------------
                                                                               1998                     1997
                                                                        -------------            ------------
                                                                                                   (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) short-term borrowings                 $  (516,569)               $ 311,962
     Proceeds from long-term notes                                           10,000                  110,000
     Payments of long-term notes                                           (225,001)                (152,720)
     Payments of mortgage                                                (1,057,748)                 (11,217)
     Payments of notes payable - related parties                            (30,000)                  (2,250)
     Proceeds from private placement deposits                                   ---                  522,500
     Proceeds from issuances of stock                                       414,000                  167,000
     Deferred offering costs                                                (23,532)                (176,102)
     Deferred debt costs                                                    (93,469)                (117,401)
                                                                            --------                --------

NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES                        (1,522,319)                651,772
                                                                          -----------                -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (371,222)                  786,021

CASH AND CASH EQUIVALENTS - beginning                                      1,365,198                  208,214
                                                                           ---------                  -------

CASH AND CASH EQUIVALENTS - ending                                         $ 993,976               $  994,235
                                                                             =======               ==========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                           $ 77,503                $ 230,380
         Income taxes                                                         10,422                      529

SCHEDULE OF NON-CASH ACTIVITES:
     Forgiveness of mortgage debt                                             55,529                      ---
     Offset of deferred offering costs to paid in capital                     90,474                      ---
     Warrants issued for services rendered                                    10,417                   18,750
     Conversion of long-term debt into common stock                              ---                  100,000
     Conversion of private placement deposits
         into long-term debt                                                 185,000                      ---
     Conversion of amounts due from sale of business
         to notes receivable                                                  97,785                      ---




        The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC.AND SUBSIDAIRIES

                              NOTES TO FORM 10-QSB

                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION
    ---------------------

    The information in this Form 10-QSB includes the results of operations of Forward Industries, Inc. ("the Company") and its wholly-owned subsidiary, Koszegi Industries, Inc. ("Koszegi"), for the periods ended June 30, 1998 and 1997. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

    The accounting policies utilized in the preparation of this Form 10-QSB are the same as those set forth in the Company's Annual Report on Form 10-KSB at September 30, 1997 and should be read in conjunction with the disclosures presented therein.

    Certain prior period balances have been reclassified to conform to the current period classification.

    All information in this Form 10-QSB has been adjusted to give effect to a one-for-two reverse stock split, as declared by the Board of Directors, of the Company's issued and outstanding common stock, par value $.01 per share, effected on December 23, 1997.

    This Report may contain forward-looking statements which involve certain risks and uncertainties. Important factors could arise which could cause the Company's operating results to differ materially from those contained in any forward looking statement.

2.  EARNINGS PER SHARE
    ------------------

    Earnings per share are based on the weighted average number of shares outstanding during each period presented. The Company has adopted FAS 128, "Earnings Per Share" and has restated prior periods to comply with the provisions of this pronouncement.


3.  NEW REVOLVING CREDIT AGREEMENT ESTABLISHED
    ------------------------------------------

    In April 1998, the Company completed a credit facility with a new bank which provides for a maximum line of credit for working capital of $4.5 million, including letters of credit. Borrowing availability is determined by a formula of accounts receivable and inventory. The interest rate on the borrowings is the prime rate in effect from time to time plus three quarters of one percent. The Company secured this line of credit with all of its assets and those of Koszegi. An additional $500,000 credit line is available for financing equipment. In April 1998, the Company paid to its prior bank approximately $937,000, which represented all amounts owed under its former credit facility. The former credit facility had a maximum availability of $1.1 million and an interest rate in effect from time to time of the prime rate plus 1 1/2%. At June 30, 1998 amounts outstanding under the new credit facility were $858,500 (the interest rate in effect was 9.25%). Amounts incurred in connection with establishing the credit line are being amortized over twelve months and included in interest expense. In addition, at June 30, 1998 the Company was contingently liable under unused letters of credit in the amount of $591,200.

4.  INVENTORY
    ---------
    Inventory consists of the following:

                                       June 30, 1998       September 30, 1997
                                      ---------------      ------------------
                                         (Unaudited)

         Raw materials                 $    224,080             $ 682,545
         Work in process                     58,605                99,164
         Finished goods                   1,266,306               153,303
                                       ------------               -------
                                       $  1,548,991             $ 935,012
                                         =========                =======
5. SALE OF CERTAIN ASSETS
   ----------------------

    On September 30, 1997, Koszegi, a wholly-owned subsidiary of the Company, sold certain of its assets, consisting primarily of inventory and equipment relating to its Advertising Specialties division, to Amplaco Group, Inc. ("Amplaco"). In addition, Amplaco assumed certain liabilities of Koszegi, including a portion of Koszegi's lease obligations with respect to its manufacturing obligations in South Bend, Indiana.

    The selling price was $1,350,000 (subject to certain adjustments discussed below) and was received as follows:

    o $500,000 in cash. (Received as follows: $25,000 received in September 1997 and $475,000 received in October 1997.)

    o The receipt of a non-interest bearing secured promissory note for $850,000.

    In addition, the selling price was subject to the value of inventory. If the value of the inventory as of the closing date was less than or greater than $400,000, then the purchase price was to be adjusted on a dollar for dollar basis (the "Inventory Adjustment"), subject to negotiation. Based on the physical count taken on the closing date, and the reconciliation between the parties of those items which Amplaco acquired, the Company received a second, secured non-interest bearing promissory note in the amount of $125,000, which was subsequently renegotiated to $95,000. Both the original and second note are payable monthly over 36 months and 33 months, respectively, and have been recorded at their imputed values in the accompanying statements.

6.  SALE OF BUILDING
    ----------------

    In December 1997, the Company sold a building for $830,000 and recognized a profit of approximately $574,000. Such profit is included in other income in the consolidated statement of income.


7. SALE OF CERTAIN PRODUCTION ASSETS AND RESTRUCTURING CHARGE
   ----------------------------------------------------------

    In August 1998, the Company entered into an agreement to sell certain of Koszegi's production equipment to Medcovers, Inc. of Raleigh, North Carolina ("Medcovers"), and to provide production personnel for quality assurance, in order to establish an alternate location of production for Koszegi's customer orders which are still manufactured in the United States. The majority of Koszegi's orders are now produced overseas under the supervision of Koszegi Asia Ltd., a wholly-owned subsidiary of the Company. As a result, the Company's South Bend, Indiana plant has been operating at significantly less than capacity. In connection with that agreement, the Company announced that it would not renew the lease for its production facility in South Bend, Indiana, upon its expiration in February 1999. Thereafter, those customer orders which require domestic manufacture, will be produced under the cooperative production arrangement with Medcovers. The Company is currently analyzing all of the associated costs of this restructuring, which will include severance payments and other employee related benefit expenses, travel costs, equipment and inventory relocation, the write-off of certain leasehold improvements and others. A restructuring charge will be included in the Company's fourth quarter results; however the Company believes that this plan should reduce its operating expenses thereafter.

PART I. ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors.

        The following discussion and analysis compares the results of the Company's continuing operations for the three and nine months ended June 30, 1998, and the three and nine months ended June 30, 1997. The information and comparative data presented herein excludes the Company's advertising specialties division, which was divested effective September 30, 1997.

        On January 13, 1997, the board of directors of the Company declared a one-for-two reverse stock split which became effective as of December 23, 1997. All share data and per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis.

THREE MONTHS ENDED JUNE 30, 1998 (THE "1998 QUARTER") COMPARED TO THREE MONTHS ENDED JUNE 30, 1997 (THE "1997 QUARTER").

        Income in the 1998 Quarter of $46,400 was relatively comparable to $60,400 in the 1997 Quarter. However, income from continuing operations decreased by $139,300 as described below. Basic earnings per share from continued operations decreased from $.058 in the 1997 Quarter to $0.010 in the 1998 Quarter, while diluted earnings per share from continuing operations decreased from $0.045 in the 1997 Quarter to $0.009 in the 1998 Quarter.

REVENUES.
---------

        Net sales decreased $339,700 (10%) to $3,067,000 in the 1998 Quarter, from $3,406,700 in the 1997 Quarter. The decrease is primarily attributable to the Company's Terrapin computer case business, while the Company's Custom case product line sales have remained relatively comparable to the 1997 Quarter.

OPERATING INCOME.
-----------------

        Consolidated income from continuing operations decreased by $139,300 to a profit of $46,400 in the 1998 Quarter, from $185,700 in the 1997 Quarter. The decrease relates primarily to sales and gross profit decreases, which were offset in part by decreased general and administrative expenses, as described below. Gross profit decreased $278,000 to $944,900 in the 1998 Quarter from $1,222,900 in the 1997 Quarter, and the gross margin percentage decreased from 36% to 31%. Higher Terrapin case sales during the 1997 Quarter, which carried higher margins at that time, resulted in an overall higher gross margin in that quarter. Terrapin computer case sales have not met expectations in 1998, as competitive pricing and the cost of retail distribution have effected operating results.

        Selling expenses decreased $28,300 (8%) from $337,200 in the 1997 Quarter to $308,900 in the 1998 Quarter, but the ratio of selling expenses to net sales was unchanged at 10% in both of the Quarterly periods.

        General and administrative expenses decreased as a percent of net sales, to 15% in the 1998 Quarter from 17% in the 1997 Quarter despite a slightly lower sales volume. The dollar amount of expenses decreased $111,400 (20%) to $460,100 in the 1998 Quarter from $571,900 in the 1997 Quarter. The decrease reflects the Company's efforts to reduce its general and administrative expenses, and the current quarter decreases are primarily related to reductions in professional fees, bank fees, and computer expenses, which were offset in part by higher travel expenses to suppliers overseas, and to the Company's South Bend, Indiana production facility.

In August, 1998 the Company entered into an agreement to sell certain of Koszegi's production equipment to Medcovers, Inc. of Raleigh, North Carolina ("Medcovers"), and to provide production personnel for quality assurance, in order to establish an alternate location of production for Koszegi's customer orders which are still manufactured in the United States. The majority of Koszegi's orders are now produced overseas under the supervision of Koszegi Asia Ltd and as a result, the Company's South Bend plant has been operating at significantly less than capacity. In connection with that agreement, the Company announced that it would not renew the lease for its production facility in South Bend, Indiana, upon its expiration in February, 1999. Thereafter, those customer orders which require domestic manufacture, will be produced under the cooperative production arrangement with Medcovers. The Company is currently analyzing all of the associated costs of this restructuring, which will include severance payments and other employee related benefit expenses, travel costs, equipment and inventory relocation, the write-off of certain leasehold improvements and others. A restructuring charge will be included in the Company's fourth quarter results; however the Company believes that this plan should reduce its operating expenses thereafter.

OTHER INCOME (DEDUCTIONS).
--------------------------

        Total  interest  expenses  increased  by  $50,200 to $85,400 in the 1998
Period from $35,200 in the 1997 Period due to interest associated with the indebtedness issued in connection with the Company's 1997 Private Placement, and due to the amortization of deferred debt costs, incurred in connection with the Company's new bank credit facility, which are being amortized over the one year term and are included in interest income.

        The Company's rental building in Brooklyn, New York was partially leased during the 1997 Period and was sold in December 1997. [See discussion below.] As a result, rental income - net decreased from a loss of ($29,900) in the 1997 Period to zero in the 1998 Period.

        Interest and other income - net decreased $78,700 to zero in the 1998 Period from the 1997 Period. The decrease is primarily related to additional negotiations and accounting adjustments relating to the sale of the Advertising Specialties business which reduced the gain on the sale by $30,600 in the current quarter.

INCOME TAXES.
-------------

        The provision for income taxes decreased by $102,400 due to a $241,600 decrease in profit in the 1998 Quarter from the comparable period in 1997 Quarter. The effective tax rates for the 1998 and 1997 Period were 40% and 42% respectively.

NINE MONTHS ENDED JUNE 30, 1998 (THE "1998 PERIOD") COMPARED WITH NINE MONTHS ENDED JUNE 30, 1997 (THE "1997 PERIOD").

        Income in the 1998 Period of $455,700 increased significantly from the net profit of $111,100 in the 1997 Period. The increase in the 1998 Period is primarily related to a non-recurring sale of the Company's building in Brooklyn, New York, which amounted to $344,500, net of taxes. Basic earnings per share increased from $0.037 in the 1997 Period to $0.101 in the 1998 Period, while diluted earnings per share increased from $0.03 in the 1997 period to $0.08 in the 1998 period.

REVENUES.
---------

        Net sales increased $256,800 (3%) to $9,265,300 in the 1998 Period, from $9,008,500 in the 1997 Period. The Company's retail Terrapin(R) line accounted for a decrease of approximately $448,000 while Custom case sales increased by $705,000 (9%). The decrease in retail Terrapin(R) sales is partially the result of an initial stocking position ordered by one customer during the 1997 Period which did not reoccur in the 1998 Period, however generally the sales of Terrapin have been weaker than the prior year. The Company is working to improve sales of its computer case product line but market competition and the costs associated with retail sales has negatively impacted both sales and gross margins. Higher custom case sales reflect increased demand primarily from one of the Company's major customers, as well as selected others, including some new accounts.

OPERATING INCOME.
-----------------

        Consolidated income from continuing operations before tax increased by $66,800 to a profit of $759,500 in the 1998 Period, up from $692,700 in the 1997 Period, relating primarily to the sale of property described above, which was partially offset by decreased gross margins. Gross profit decreased to $2,979,300 in the 1998 Period from $3,158,800 in the 1997 Period, a decrease of $179,500. The gross margin percent decreased by 3 percentage points to 32% in the 1998 Period from 35% in the 1997 Period. The decrease is largely attributable to the Terrapin business, described above.

        Selling expenses decreased $85,200 (6%) from $1,052,100 in the 1997 Period to $966,900 in the 1998 Period. In the 1998 Period, the ratio of selling expenses to net sales was 11%, down from 12% in the 1997 Period. The decrease in selling expenses in the 1998 Period was primarily the result of a decrease in advertising expenditures, partially offset by increased travel expense.

        General and administrative expenses, as presented, increased as a percent of net sales, from 14% in the 1997 Period to 17% in the 1998 Period, while the amount, as presented, increased $299,600 (23%) to $1,604,300 in the 1998 Period from $1,304,700 in the 1997 Period. The increase in general and administrative expenses is attributable to the accounting treatment related to the sale of the business which represented discontinued operations. This business was sold effective September 30, 1997. For accounting purposes, a portion of certain of the 1997 Period salaries, professional fees, telephone and other related administrative expenses were allocated to this business and included in the discontinued operations, not in general and administrative expenses. Upon the divestment of this business line, the remaining business absorbed all of such costs in general and administrative expenses. As a result, the 1998 Period numbers appear to increase substantially when in fact the absolute dollar amounts incurred by the Company are relatively unchanged. In the current fiscal quarter the Company has reduced certain general and administrative expenses, as discussed above.

OTHER INCOME (DEDUCTIONS).
--------------------------

        Total interest expenses increased by $107,200 (83%) to $236,900 in the 1998 Period from $129,700 in the 1997 Period due to interest associated with the indebtedness issued in connection with the Company's 1997 Private Placement, and due to the amortization of deferred debt costs incurred in connection with the Company's new bank credit line which are included in interest income and amortized over one year.

        The Company's rental building in Brooklyn, New York was not leased during the 1997 Period or rented in the 1998 Period. Rental income - net decreased to a loss of $60,700 in the 1998 Period from a loss of $106,200 in the 1997 Period. This property was sold in December 1997. [See discussion below.]

        Interest and other income - net increased $511,600 in the 1998 Period from the 1997 Period resulting primarily from the sale of property owned by the Company, in Brooklyn, New York, which was sold in December, 1997. The Company recorded a pretax gain on this sale of approximately $574,200.

INCOME TAXES.
-------------

        The provision for income taxes increased by $11,200 due to a $66,800 increase in profit in the 1998 Period from the comparable period in 1997 Period. The effective tax rates for the 1998 and 1997 Period were 40% and 42% respectively.

LIQUIDITY AND CAPITAL RESOURSES
-------------------------------

        In the 1998 Period, $125,700 of cash was used by operating activities. This use of operational cash resulted primarily from funds provided by: net income of $455,900; reduction in accounts receivable of $967,900 from improved collection efforts; and a decrease in deferred taxes of $303,900. These sources were offset by a decrease in accounts payable and accrued liabilities of $728,900; an increase in inventory of $614,000; and, the non-cash gain on the sales of assets of $570,500.

        Net investing activities in the 1998 Period provided cash of $1,276,800. The Company collected $643,800, net of expenses, relating to the sale of property and equipment in Brooklyn, New York (these funds were applied to the outstanding mortgage of $1,057,700, as described below), it collected $694,700 of notes receivable, which arose from the sale of its discontinued operations, and collected $42,800 of loans made to its officers. Offsetting this, the Company purchased $104,500 of property, plant and equipment.

        Financing activities in the 1998 Period resulted in a utilization of cash of $1,522,300. As a result of the Company's private placement of securities, the Company received $257,700 for the issuance of common stock and issuance of convertible notes payable, net of offering and debt issuance costs. Offsetting this source of funds, the Company paid certain short-term borrowings of $149,700, a long-term note payable of $75,000 due to its bank, as well as $150,000 to pay the balance on a $250,000 convertible loan, as described below. In addition, upon the sale of its property and equipment in Brooklyn, New York, the Company applied the proceeds to the outstanding balance of the related mortgage of $1,057,700.

        Further, on April 13, 1998 the Company obtained a credit facility with a new bank which provides for a maximum line of credit of $4.5 million. Borrowing availability is determined based on a formula of accounts receivable and inventory. The interest rate on the line is the prime rate in effect from time to time plus three quarters of one percent. The Company secured this line of credit with all of its assets and those of Koszegi. An additional $500,000 is available to finance equipment. The Company used the new credit availability to pay its outstanding indebtedness on its former credit line of $937,000. The former credit line had a maximum availability of $1,100,000 of which $750,000 was reserved for letters of credit (acceptances). In addition, the Company also used the facility to repay outstanding letters of credit financed by a third party. The Company also incurred deferred debt costs, primarily associated with establishing the new bank line. The new facility contains certain financial covenants with which the Company is in compliance.

        On June 30, 1998, the Company received $121,500 for the exercise of all of the 75,000 vested options owned by its former president.

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

        The Company's registration statement on Form SB-2 filed with the Securities and Exchange Commision for the registration of 1,450,000 shares of its Common Stock issuable upon exercise of certain outstanding warrants was declared effective by the Commision on March 25, 1996. As of September 30,1997, such warrants exercisable for 219,000 shares at $5.00 per share and 87,500 shares at $2.00 per share, remained outstanding. In the 1997 Period, certain warrants were exercised and the Company issued 100,000 shares for a total of $1,000. The Company's Common Stock is traded on the Nasdaq SmallCap Market and, during the days immediately preceding May 13, 1998, was trading in the range of approximately $3.00 per share. The Company anticipates that holders of its remaining outstanding warrants will continue to exercise such warrants only if the Common Stock trades at a substantial premium over the exercise price of the warrants, of which there can be no assurance.

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

At June 30, 1998, long-term debt amounted to $58,700 and all installment note and capital lease payments were made on a timely basis. Long-term debt is scheduled to be paid in fiscal 2000.

DEFERRED INCOME TAXES
---------------------

        The Company's balance sheet at June 30, 1998 includes $1,706,700 of deferred income taxes as an asset. The Company was profitable in the 1997 Period and anticipates being profitable during the entire 1998 fiscal year and beyond. However, to the extent that the Company's operation is not profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at June 30, 1998, the Company's stockholder's equity at such date of $5,018,400 would have been reduced by $1,706,700 to a stockholder's equity of $3,311,700 and the Company's working capital at June 30, 1998 would have been reduced by $690,000 from $2,686,000 to $1,996,000.

PART II. OTHER INFORMATION
         -----------------

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

                     None.

       ITEM 5. OTHER INFORMATION

                     None.

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibit 11: Computation of Income per Common Share

                  (b)  Exhibit 27:  Financial Data Schedule

                  (c) The Company's Current Report on Form 8-K dated December 4, 1997

                                    SIGNATURE

         In accordance with to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1998
                                            FORWARD SYSTEMS, INC.
                                                  (Registrant)




                                            By: /s/    Philip B. Kart
                                            -----------------------------------
                                            PHILIP B. KART
                                            Principal Financial Officer

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE



                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                ---------------------------
                                                                                      1998            1997
                                                                                      ----            ----
NUMERATOR

   Income from continuing operations:
     Income from continuing operations:                                         $   46,418      $  185,679
     Less:  Preferred dividends                                                        ---             ---
                                                                                ----------      ----------

     Income available to common stockholders
       used in basic EPS                                                            46,418         185,679

     Impact of potential common shares:
       Convertible debt                                                              8,310           2,250

     Income available to common stockholders after
       assumed conversions of dilutive securities                               $   54,728      $  187,929
                                                                                ==========      ==========

   Loss from discontinued operations                                            $      ---      $ (125,314)
                                                                                ==========      ==========

DENOMINATOR

   Weighted average number of common shares
     outstanding  used in basic EPS                                              4,723,141       3,226,141

   Impact of potential common shares:
     Stock options and warrants                                                    385,078         136,950
     Convertible debt                                                            1,108,000         150,000
                                                                                ----------       ---------

   Weighted number of  common shares and dilutive
     Potential common stock used in  dilutive EPS                                6,216,219       3,513,091
                                                                                ==========       =========

BASIC EPS

   Income from continuing operations                                              $  0.010        $  0.058
   Discontinued operations                                                             ---          (0.039)
                                                                                   -------         -------
                                                                                  $  0.010        $  0.019
                                                                                   =======         =======

DILUTED EPS

   Income from continuing operations                                              $  0.009        $  0.053
   Discontinued operations                                                             ---          (0.035)
                                                                                   -------         -------
                                                                                  $  0.009        $  0.018
                                                                                   =======         =======



                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                                                         THREE MONTHS ENDED
                                                                                              JUNE  30,
                                                                                      ------------------------
                                                                                        1998            1997
                                                                                        ----            ----
CALCULATIONS

   1.  Stock Options and Warrants
        Treasury Stock Method Applied to Stock Options and  Warrants
        Sale of common stock
           Total options and warrants outstanding                                     1,121,250         550,000
            Average price                                                                 $1.87           $1.26
                                                                                   -------------    --------------
                           Total                                                   $  2,091,719     $     694,750
                                                                                   ============     =============

        Repurchase of common stock
           Proceeds                                                                $  2,091,719     $     694,750
            Average stock price                                                           $2.84             $1.68
                                                                                   ------------     -------------
            Shares repurchased                                                          736,172           413,050
                                                                                   ============     =============

        Net increase in shares
            Shares sold                                                               1,121,250           550,000
            Shares purchased                                                            736,172           413,050
                                                                                   ------------     -------------
            Increase in shares                                                          385,078           136,950
                                                                                   ============     =============

     Convertible debt
            Terms:
               Interest rate                                                                 10%               10%
               Par                                                                 $     10,000               N/A
               Convertible into shares                                                   20,000           150,000
               Conversion price                                                             N/A     $        1.00
               # of units                                                                  55.4               N/A
            Total debt                                                             $    554,000     $     150,000

            If-converted Method Applied to Convertible Debt
            Numerator increase - interest savings assuming
               a 40% tax rate                                                      $      8,310     $       2,250
                                                                                   ============     =============

            Denominator increase - assuming conversion                                1,108,000           150,000
                                                                                   ============     =============


                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                                                               NINE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                         --------------------------------
                                                                                                1998              1997
                                                                                                ----              ----
NUMERATOR

   Income from continuing operations:
     Income from continuing operations:                                                 $     455,731     $     400,139
     Less:  Preferred dividends                                                                   ---               ---
                                                                                        -------------     -------------

     Income available to common stockholders
       used in basic EPS                                                                      455,731           400,139

     Impact of potential common shares:
       Convertible debt                                                                        24,930             6,750

     Income available to common stockholders after
       assumed conversions of dilutive securities                                       $     480,661     $     406,889
                                                                                        =============     =============

   Loss from discontinued operations                                                    $         ---     $    (289,056)
                                                                                        =============     =============

DENOMINATOR

   Weighted average number of common shares
     outstanding  used in basic EPS                                                         4,528,141         2,975,427

   Impact of potential common shares:
     Stock options and warrants                                                               353,466           145,605
     Convertible debt                                                                       1,108,000           150,000
                                                                                            ---------           -------

   Weighted number of  common shares and dilutive
     potential common stock used in  dilutive EPS                                           5,989,607         3,271,032
                                                                                        ==============    =============

BASIC EPS

   Income from continuing operations                                                         $  0.101          $  0.134
   Discontinued operations                                                                        ---            (0.097)
                                                                                             --------          --------
                                                                                             $  0.101          $  0.037
                                                                                             ========          ========

DILUTED EPS

   Income from continuing operations                                                         $  0.080          $  0.124
   Discontinued operations                                                                        ---            (0.088)
                                                                                             --------          --------
                                                                                             $  0.080          $  0.036
                                                                                             ========          ========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                                                             NINE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                       ----------------------------
                                                                                            1998             1997
                                                                                            ----             ----
CALCULATIONS

   1.  Stock Options and Warrants
        Treasury Stock Method Applied to Stock Options and  Warrants
        Sale of common stock
           Total options and warrants outstanding                                      1,121,250          769,000
           Average price                                                                   $1.87            $1.26
                                                                                    ------------     ------------
                           Total                                                    $  2,091,719     $    694,750
                                                                                    ============     =============

        Repurchase of common stock
           Proceeds                                                                 $  2,091,719     $     694,750
            Average stock price                                                            $2.72             $1.72
                                                                                    ------------     -------------
            Shares repurchased                                                           767,784           404,395
                                                                                    ============     =============

        Net increase in shares
            Shares sold                                                                1,121,250           550,000
            Shares purchased                                                             767,784           404,395
                                                                                    ------------     -------------
            Increase in shares                                                           353,468           145,605
                                                                                    ============     =============

     Convertible debt
            Terms:
               Interest rate                                                                  10%               10%
               Par                                                                  $     10,000               N/A
               Convertible into shares                                                    20,000           150,000
               Conversion price                                                              N/A     $        1.00
               # of units                                                                   55.4               N/A
            Total debt                                                              $    554,000     $     150,000

            If-converted Method Applied to Convertible Debt
            Numerator increase - interest savings assuming
               a 40% tax rate                                                       $     24,930     $       6,760
                                                                                    ============     =============

            Denominator increase - assuming conversion                                 1,108,000           150,000
                                                                                    ============     =============

