Form 10KSB
period 1998-09-30
FORWARD INDUSTRIES INC
filed 1998-12-29
CIK 38264

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____ to ____

                         Commission file number 0-6669

                            FORWARD INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

                            New York                                             13-1950672
--------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

                400 Post Avenue, Westbury, NY                                       11590
--------------------------------------------------------------      ------------------------------------
           (Address of principal executive offices)                               (Zip Code)

                                 (516) 338-0700
                -----------------------------------------------
                (Issuer's Telephone Number, including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                -----------------------------------------------
                                (Title of class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $13,028,888.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was:

Approximately $4,695,600, based on the average of the closing bid price ($.75) and closing asked price ($.84) as reported on the NASDAQ SmallCap Market on December 23, 1998.

As of December 23, 1998, 5,906,141 Shares of the issuer's Common Stock, $.01 par value were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]  No [X]
-------------------------------------------------------------------------------

                                     PART I

This Annual Report on Form 10-KSB contains forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. See "Cautionary Statement Regarding Forward - Looking Statements" contained in
Part II, Item 6 of this Report.

ITEM 1 - DESCRIPTION OF BUSINESS
GENERAL

         Forward Industries, Inc. (together with its subsidiaries, unless the context requires otherwise, "Forward" or the "Company") was incorporated in 1961 under the laws of the State of New York. For several years prior to the 1989 acquisition of Koszegi Industries, a manufacturer of soft-sided carrying cases (see "Products"), the Company's sales were approximately equally divided between those of vinyl advertising specialties and loose-leaf ring and post binders manufactured by the Company. During recent years, Koszegi Industries, the carrying case business, progressively became the most significant division of the Company's operations. In September 1997, the Company sold its assets relating the production of advertising specialties and ceased operating that portion of its business

         The Company has been producing soft-sided carrying cases in its South Bend, Indiana manufacturing plant and overseas through contract-manufacturers. However, with the increase in carrying case production occurring in the Asian market, the Company established an alternative source of domestic production, thereby enabling the Company to close its manufacturing operation in South Bend and eliminate the related costs of domestic manufacture. The Company expects the facility will be closed on or about February 28, 1999. See "Production and Materials." Since the majority of the Company's production of carrying cases is made in the Asian market, a senior officer of the Company had been residing in Hong Kong since July 1995, See "Marketing and Distribution". Upon employing an executive director for its Hong Kong operations this officer returned to the United States in July 1998.

         In October 1998, Jerome E. Ball joined the Company as its new Vice Chairman of the Board and Chief Executive Officer, replacing Theodore H. Schiffman, who will maintain his position as Chairman through March 1999 and will become Chairman Emeritus and a consultant to the Company thereafter.

         The Company has its principal executive offices at 400 Post Avenue, Westbury, New York 11590. The Company's principal manufacturing facility is presently located at 702 South Chapin Street, South Bend, Indiana 46624 (the "South Bend Facility"). The Company also maintains additional office and quality control facilities in Hong Kong and has other minor leases for office or warehouse space in Denmark, Australia and Scotland. See Item 2, "Description of Property."

PRODUCTS

         Custom Carrying Cases. The Company designs and manufactures custom soft-sided carrying cases and bags from leather, nylon, vinyl and other synthetic fabrics (the "carrying case business") through its wholly-owned subsidiary, Koszegi Industries, Inc. These carrying cases and bags are utilized for transporting portable products such as cellular telephones, medical instruments, computers, and hand tools. The carrying case business accounted for all of the Company's net sales in the fiscal year ended September 30, 1998 ("Fiscal 1998") approximately 85% of the Company's net sales during its fiscal year ended September 30, 1997 ("Fiscal 1997") and approximately 82% of such net sales during its fiscal year ended September 30, 1996 ("Fiscal 1996"), respectively. Since its acquisition of the carrying case business in 1989, the Company has concentrated its marketing and development efforts on original equipment manufacturers in the communications (principally cellular telephones), computer and medical instrumentation industries. In April 1995, the Company expanded its product line to include laptop/notebook computer cases marketed for general retail distribution under the Terrapin(TM) brand name. See "Marketing and Distribution."

         Advertising Specialties. Through Fiscal 1997, the Company was engaged in the design, manufacture and sale of advertising specialties fabricated from vinyl (the "advertising specialties business"). Advertising specialties are "intrinsically useful" articles which have imprinted on them an advertiser's name and advertising message and are usually distributed by the advertiser without cost to the recipients. Advertising specialties may also be utilized as promotional gift items. The advertising specialties line accounted for approximately 5% of the Company's net sales during Fiscal 1997, and approximately 18% and 20% of such sales during Fiscal 1996 and 1995, respectively. The advertising specialties business was sold in September 1997 for $500,000 in cash and secured promissory notes in the principal amounts of $850,000 and $95,000 (an aggregate of $1,445,000). In addition, the buyer agreed to assume certain liabilities of a subsidiary, including a portion of its lease obligations with respect to the South Bend Facility.

MARKETING AND DISTRIBUTION

         Custom Carrying Cases. The Company markets its custom carrying cases to original equipment manufacturers, principally in the communications, medical and testing and measurement equipment industries. Such cases are manufactured to customer specifications and usually bear the customer's identifying logo imprint. During Fiscal 1998, approximately 21% of the Company's sales were made through five independent sales representative organizations which receive a commission equal to 5% of net sales made by them. The balance of such sales were made by Company personnel. In Fiscal 1998 and 1997, approximately 31% and 15% of custom case sales, respectively, were made to customers outside of the United States (approximately 5% in Fiscal 1996). The Company is increasing its emphasis upon such foreign sales in Asia and Europe. The Company has no long-term agreements with any of its customers. Two of the Company's customers, together with their respective international affiliates, accounted for approximately 39% and 16%, respectively, of the Company's sales in Fiscal 1998; and two of the Company's customers together with their respective international affiliates, accounted for approximately 28% and 21%, respectively, of the Company's net sales from continuing operations during Fiscal 1997. The loss of either of these customers would have a material adverse effect on the Company. In order to reduce its reliance upon major customers, whose orders may vary substantially from period to period depending upon the success of their products utilizing the Company's carrying cases, the Company is seeking to increase and diversify its customer base, particularly in Asia and Europe. The Company presently has approximately 100 active carrying case customers.

         Computer Cases. In April 1995, the Company commenced marketing a line of notebook computer carrying cases to retailers and consumers under the Terrapin(TM) brand name. These cases, which are manufactured in nylon, leather and hardshell thermoformed materials, provide storage space for a computer and related items and may be utilized as a "portable office" by the computer user. Although sales of the Terrapin(TM) products have not met expectations, management believes that the growth of the notebook computer market offers it an opportunity to diversify its product line, and to establish a brand identity for its products under the Terrapin(TM) name. The target sales areas for this line were initially large retail chain computer outlets, large direct mail order houses and small computer equipment manufacturers and resellers, which the Company is now seeking to expand to original equipment manufacturers. The Company is also selling its Terrapin(TM) computer case line through Internet marketing companies and is evaluating other business strategies for its Terrapin(TM) line.

         Advertising Specialties. Through Fiscal 1997, the Company sold substantially all of its advertising specialties within the United States. Most sales were to sales promotion and advertising distributors who placed orders from a full-color product catalog prepared by the Company. These distributors placed their orders with the Company for specific products requested by their customers. The average order placed by a distributor was approximately $300-500. The distributor was billed directly by the Company and the distributor, in turn, billed its customers. The Company marketed its advertising specialties under its registered trademark FORWARD(R). A small percentage of sales were made directly to retailers. The Company sold its assets related to this product line, together with its registered trademark FORWARD(R), in September 1997, at which time it ceased producing and selling advertising specialties.

         Backlog. At September 30, 1998, the Company's backlog of unfilled orders was approximately $2,455,000, as compared to an order backlog of approximately $1,969,000 at September 30, 1997. The Company anticipates that all of its backlog will be shipped during the current fiscal year.

         Credit Risk. The Company sells its products on credit terms customary in the industry, and has not had significant credit problems with its customers. At September 30, 1998, three of the Company's largest customers and their international affiliates accounted for approximately 67% of the Company's accounts receivable (three customers accounting for 46% at September 30, 1997). Any failure of such customers to pay the sums they owe to Company when due would have a material adverse effect on the Company.

         Certain Seasonal Sales. The Company's sales of advertising specialties were seasonal. Custom cases are not seasonal, but the first and fourth fiscal quarters have been historically stronger than the second and third fiscal quarters.

PRODUCTION AND MATERIALS

         The principal materials used in the manufacture of the Company's products are vinyl, nylon and other synthetic fabrics, leather, metal and plastic parts (such as corners, clasps, buckles, loops, and hinges and other hardware), foam padding, cardboard, pads and pencils, all of which are obtained according to the Company's specifications from domestic and foreign suppliers. The Company does not have any long-term agreements with any supplier and there are adequate available alternative sources of supply for all of its materials.

         Manufacturing of custom carrying cases generally consists of die cutting fabrics, leather and vinyl from rolls, heat sealing, gluing, sewing, and decorating (affixing logos) by means of silk screening, hot-stamping, embroidering, or embossing.

         In order to achieve lower production costs for its products and to enable the Company to increase its production capacity without incurring significant capital costs for expanded facilities and equipment, the Company has, since 1992, utilized foreign contractors to manufacture its carrying cases to the extent practicable. Such foreign contractors produced approximately 78% of the Company's revenues of carrying cases in Fiscal 1998 and approximately 63% in Fiscal 1997. The Company does not have any written agreements with any of such contractors to continue to supply the Company with finished product.

         During recent years, production at the Company's South Bend manufacturing facility has been declining due to cost competition from overseas suppliers. As a result, the Company could no longer maintain this facility profitably due to under-utilized capacity at the plant. In September 1998, the Company announced it would close its domestic manufacturing operations by February 28, 1999. It also announced that production demands which require domestic manufacture will be produced by MedCovers, Inc., in Raleigh, North Carolina, under contractual agreement between the two parties. The Company has sold to MedCovers, Inc. specialized equipment utilized in the manufacture of its products, provided training in all aspects of its production and will retain quality assurance capability at the MedCovers, Inc. plant.

         During Fiscal 1998, one of the Company's foreign contractors produced approximately 46 % of the Company's carrying cases and approximately 44% in Fiscal 1997. The failure of such contractor to continue to supply the Company with product would have a material adverse effect on the Company. The Company has recently begun to expand the number of foreign contractors it uses to reduce such reliance.

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

         Because of the growing importance of foreign production to the business of the Company, management determined that it would be in the best interests of the Company to assign Michael Schiffman, Executive Vice President, to be resident in Hong Kong commencing in July 1995 for a period to be determined. Mr. Schiffman's primary responsibilities in Hong Kong were to identify foreign contractors which meet the Company's standards as to service, price and quality, to diversify such production sources to minimize continued dependence on a small group of suppliers, to enable the Company to allocate production projects among the most efficient producers, and to supervise the quality control operations. In addition, Mr. Schiffman was engaged in establishing marketing and distribution arrangements for the Company's Terrapin(TM) line in Asia. Upon the appointment and training of a Managing Director, Mr. Schiffman relocated to the corporate headquarters of the Company in the United States in July 1998.

         Most of the advertising specialties were, and all of the custom carrying cases are, manufactured to customer order. The Terrapin(TM) products have, to date, been manufactured for inventory. Products are shipped to customers by common carrier.

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

EMPLOYEES

         At September 30, 1998, the Company had approximately 87 full-time employees, of whom five are employed in executive capacities, 15 are employed in administrative and clerical capacities, 12 are employed in sales and sales support capacities and the balance in production and warehouse capacities. The number of the Company's production and warehouse employees varies from approximately 50 to 75, depending on seasonal production requirements. From time to time, use is made of full-time temporary workers (four at September 30, 1998) employed by personnel agencies which provide their services to the Company. The Company employs approximately 10 quality control inspectors in its Hong Kong quality control facility. The Company considers its employee relations to be satisfactory.

ENVIRONMENTAL PROTECTION

         Compliance with Federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any material effect upon the capital expenditures, earnings or competitive position of the Company.

ITEM 2 - DESCRIPTION OF PROPERTY

         The Company, through a subsidiary, leases manufacturing and office space at 702 South Chapin Street, South Bend, Indiana on a net lease basis through February 28, 1999 at an annual rental of $204,000 plus real estate taxes thereon (which aggregated approximately $97,000 during Fiscal 1998 on an accrual basis). The lease will not be renewed upon expiration. See "Production and Materials."

         These premises have a total floor area of approximately 80,000 square feet, 70,000 square feet of which have been used for manufacturing and storage, and the balance of which have been used for offices. The subsidiary also owns and is currently renovating for office and for warehousing purposes, a building at 713 Scott Street, South Bend, Indiana, which it purchased in 1990 for $125,000. The Company's sales, customer service and selected administrative staff will occupy this space upon termination of its lease at 702 South Chapin Street, South Bend, Indiana.

         The Company considers its properties in Indiana to be suitable and adequate for its present and contemplated use thereof.

         The Company, through a Hong Kong subsidiary, leases warehouse facilities in Hong Kong (pursuant to a lease running through May 1999) at which its quality control inspection facilities are also located, at a monthly rental of approximately $4,700, and through June 30, 1998 it had leased an apartment in Hong Kong at a monthly rental of approximately $9,000 for one of its executives living in Hong Kong.

         The Company also has several minor leases for offices or public warehouse space in Copenhagen, Denmark; Sydney, Australia; and, Scotland; on a monthly basis or as needed.

         The Company leases office space for its executive and accounting offices at 400 Post Avenue, Westbury, New York, at a rental of approximately $5,200 per month. The five-year lease terminates in June 2003, but is cancelable without cost to the Company at the end of the third year.

         The Company previously owned approximately one acre of land in Brooklyn, New York on which a two story building containing approximately 45,500 square feet of space is located. The building was originally utilized for Company operations and then leased to others. The Company had granted a first mortgage on this property as security for a loan to the Company in the original principal amount of $1,200,000. On December 4, 1997, the Company consummated the sale of this property in consideration for $830,000 in cash. The proceeds from the sale were used to pay down a portion of the Company's outstanding mortgage obligations with respect to the property, the balance of which was paid by the Company. The Company paid a brokerage fee of $53,100 in connection with this transaction.

ITEM 3 - LEGAL PROCEEDINGS

         On July 15, 1998, Hollco International Limited ("Hollco"), a former Asian contractor which manufactured custom carrying cases for the Company, commenced a claim against the Company in an amount of $140,500 which Hollco alleges that it is owed for cases which it manufactured under order from the Company. The Company believes that these charges were offset wholly by product defects and rejects as well as additional costs incurred by the Company, including air shipment of product to avoid loss of market share. The Company had charged Hollco by issuing its invoices for these expenses. The Company has a counter claim against Hollco for these and other charges, and believes that the outcome of this matter will not have a material effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 12, 1998 the Company held its Annual Meeting of Shareholders. The holders of 4,798,141 shares of Common Stock of the Company were entitled to vote at the meeting and the holders of 4,057,860 shares of Common Stock, or approximately 85% of shares entitled to vote at the meeting, were represented by proxy. No shareholders were present in person. The following actions took place:

         1. The holders of 3,998,571 shares of Common Stock voted for the election of Theodore H. Schiffman to continue to serve as a director of the Company. The holders of 3,998,571 shares of Common Stock voted for the election of Michael Schiffman to continue to serve as a director of the Company. The holders of 4,020,731 shares of Common Stock voted for the election of Samson Helfgott to continue to serve as a director of the Company. The holders of 4,010,731shares of Common Stock voted for the election of Noah Fleschner to continue to serve as a director of the Company. No shareholders voted for anyone other than the nominees.

         2. The shareholders ratified the appointment of Patrusky, Mintz & Semel, as independent accountants of the Company for the fiscal year ending September 30, 1998. The holders of 4,015,680 shares of Common Stock voted for the ratification, the holders of 4,180 shares of Common Stock voted against the ratification and the holders of 38,000 shares of Common Stock abstained from voting.

                                    PART II

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Market for the Common Stock. The principal market for the Company's Common Stock is the NASDAQ SmallCap Market. The following table sets forth the high bid and low bid quotations from the NASDAQ SmallCap Market, for the fiscal quarters set forth below. These quotations (and those for the Class B Warrants shown below) represent prices between dealers, do not include retail markup, markdown or commission and do not necessarily represent actual transactions.

                                  Common Stock
                                  ------------
              Period                            High Bid           Low Bid
              ------                            --------           -------
Fiscal 1998
              First Quarter                     $1.840             $0.530
              Second Quarter                     3.620              2.250
              Third Quarter                      3.500              2.310
              Fourth Quarter                     3.000              0.870

Fiscal 1997
              First Quarter                     $5.250             $0.876
              Second Quarter                     1.562              0.626
              Third Quarter                      2.126              1.250
              Fourth Quarter                     2.126              1.062

         On December 23, 1998, the closing bid quotation for the Common Stock was $.81 per share.

         Market for the Class B Warrants. The Company's Class B Warrants have been traded in the over-the-counter market since September 13, 1995. The Company's Class A Warrants expired and ceased trading on December 31, 1996. The following table sets forth the high and low bid prices for the Class B Warrants as reported by the National Quotation Bureau from the Pink Sheets and the OTC Bulletin Board for the fiscal quarters set forth below:

                                Class B Warrants
                                ----------------
              Period                             High Bid           Low Bid
              ------                             --------           -------
Fiscal 1998
              First Quarter                      $1.25             $   .63
              Second Quarter                         -                  -
              Third Quarter                       1.00                  -
              Fourth Quarter                       .75                .68

Fiscal 1997
              First Quarter                     $3.000             $1.000
              Second Quarter                     1.516              0.016
              Third Quarter                      1.250              0.016
              Fourth Quarter                     1.250              0.063

         The Class B Warrants are thinly traded and were not traded on December 23, 1998. On August 3, 1998 the quotation was $.69.

         Holders of Common Stock. On December 23, 1998, there were approximately 241 holders of record of the Company's Common Stock.

         Holders of Class B Warrants. On December 23, 1998, there were two holders of record of the Class B Warrants.

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

         Sale of Unregistered Securities. On December 4, 1997 the Company consummated a private offering (the "1997 Private Placement") of securities consisting of units ("Units"), each Unit comprised of (i) 30,000 shares of Common Stock, (ii) one warrant (a "Private Placement Warrant ") to purchase up to 30,000 shares of Common Stock at $4.00 per share and (iii) one unsecured convertible promissory note (a "Note") in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. A total of 55.4 Units were sold for $25,000 per unit, aggregating gross proceeds of $1,385,000. Included in the Units sold was $554,000 aggregate principal amount of debt. A commission of $169,000 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. On December 4, 1998, the Company exercised its option to convert all of such Notes into a total of 1,108,000 shares of Common Stock and Private Placement Warrants to purchase 1,662,000 shares of Common Stock, and paid interest which had accrued on such Notes of approximately $72,000. Certain officers and directors of the Company participated in this transaction; see Item 12, "Certain Relationships and Related Transactions."

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report as Item 7. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including those set forth under the caption on "Risk Factors".

         The following discussion and analysis compares the results of the Company's continuing operations for the years ended September 30, 1998 (the "1998 Period"), 1997 (the "1997 Period") and 1996 (the "1996 Period"). The
information and comparative data presented herein reflects the elimination of the Company's advertising specialties division (the "Advertising Specialties division").

TWELVE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1998 PERIOD") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1997 (THE "1997 PERIOD").

         The Company's net profit (loss) decreased from a net profit of $139,400 in the 1997 Period to a loss of $(1,078,800) in the 1998 Period, a decrease of $1,218,200. The decrease in the 1998 Period was primarily related to two non-recurring items, a restructuring charge of $897,400 and officers severance of $350,000, described below. Basic and diluted earnings per share decreased from a profit of $.04 to a loss of ($.23) in the 1998 Period.

REVENUES

         Net sales increased $292,600 (2%) to $13,028,900 in the 1998 Period, from $12,736,300 in the 1997 Period. Custom case sales increased by $658,900, which was offset by a decrease of $366,300 from the Company's
Terrapin line. The decrease in retail Terrapin(R) sales is partially the result of an initial stocking position ordered by one customer during the 1997 Period which did not reoccur in the 1998 Period, however generally the sales of Terrapin have not met expectations. The Company is currently evaluating business strategies for its computer case product line. Higher custom case sales reflect increased demand primarily from two of the Company's major customers, as well as selected new accounts.

OPERATING INCOME

         Consolidated income (loss) from continuing operations before tax decreased by $2,266,200 to a loss of ($1,262,700) in the 1998 Period from a profit of $1,003,500 in the 1997 Period. The decrease relates, in part, to two non-recurring charges to operations; the first, for $897,400 relates to restructuring charges associated with the shutdown of the Company's factory in South Bend, Indiana, and the second, for $350,000 for severance amounts payable to the Company's Chief Executive Officer.

         In addition, gross profit decreased $688,400 to $3,707,600 in the 1998 Period from $4,396,000 in the 1997 Period. The gross profit percent decreased from 34.5% in the 1997 Period to 28.5% in the 1998 Period. The decrease is attributable primarily to the Company's Terrapin(R) line where competitive costs of retail selling, as well as selected inventory reserves caused a decrease in gross profit of $409,000. The custom case line gross profit deceased $279,400 as a result of certain inventory reserves in the 1998 Period and due to certain high margin orders received in Fiscal 1997.

         Selling expenses increased by $68,300 (5%) from $1,371,400 in the 1997 Period to $1,439,700 in the 1998 Period. The ratio of selling expenses to net sales was 11% in both the 1998 and 1997 Period. The increase in selling expenses in the 1998 Period was primarily the result of an increase in commissions.

         General and administrative expenses, increased as a percentage of net sales, from 16% in the 1997 Period to 17% in the 1998 Period, while the amount, increased $268,800 (14%) to $2,253,400 in the 1998 Period from $1,984,600 in the 1997 Period. The increase in general and administrative expenses is attributable, in part, to the accounting treatment related to the sale of the business which represented discontinued operations. This business was sold effective September 30, 1997. For accounting purposes, a portion of certain of the 1997 Period salaries, professional fees, telephone and other related administrative expenses were allocated to this business and included in the discontinued operations, not in general and administrative expenses. Upon the divestment of this business line, the remaining business absorbed all of such costs as general and administrative expenses. As a result, the 1998 Period numbers appear to increase substantially. In addition, there were increases in travel ($42,000) relating to overseas business, and professional fees ($77,000) in part due to employment contracts, potential acquisitions, and the MedCovers Inc. production contract.

         Restructuring charges of $897,400 were incurred in the 1998 Period relating to the shutdown of the Company's South Bend, Indiana production facility. The majority of the Company's products are manufactured overseas and the plant was operating at substantially below its capacity.

         Severance expense to a co-founder of the Company was recorded in the amount of $350,000 in the 1998 Fiscal Period; no comparable amount was included in the 1997 Fiscal Period.

OTHER INCOME

         Total interest expenses increased by $102,500 (51%) to $302,400 in the 1998 Period from $199,900 in the 1997 Period due to interest associated with the indebtedness issued in connection with the Company's 1997 Private Placement, and, due to the amortization of deferred debt costs incurred in connection with both the 1997 Private Placement and the Company's new bank credit line which are included in interest expense.

         The Company's rental building in Brooklyn, New York was not leased during the 1997 Period or rented in the 1998 Period. Rental income - net decreased to a loss of $60,700 in the 1998 Period from a loss of $106,200 in the 1997 Period. This property was sold in December 1997. [See discussion below.]

         Interest and other income - net increased $835,800 in the 1998 Period from the 1997 Period resulting primarily from the sale of property described above. The Company recorded a pretax gain on this sale of approximately $669,000.

INCOME TAXES

         The Company incurred a loss before income taxes in Fiscal 1998 and should have recorded an income tax credit. Due to the effects of temporary and permanent differences, the Company had taxable income before net operating loss carryforwards.

         The provision for income taxes increased by $35,600. Current income taxes increased by $12,300. The Company accrued current taxes of $18,700 which represented federal alternative tax and state and local taxes. In Fiscal 1997, current taxes amounted to $6,400.

         Deferred income taxes increased $23,300. Deferred income taxes decreased by $456,300 as a result of applying the balance sheet approach of calculating deferred tax assets. The Company increased its valuation allowance by $479,600 as it is uncertain if certain deferred tax assets will be fully utilized.

TWELVE MONTHS ENDED SEPTEMBER 30, 1997 (THE "1997 PERIOD") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 PERIOD")

         The profit in the 1997 Period of $139,400 is a significant improvement from the ($1,183,600) loss in the 1996 Period. Earnings per share increased from a loss of ($.54) in the 1996 Period to a profit of $.04 in the 1997 Period.

REVENUES

         Net sales decreased $1,943,400 (13%) to $12,736,300 in the 1997
Period, from $14,679,800 in the 1996 Period. The Company's retail Terrapin(R) line accounted for a decrease of $220,800 and the remainder reflects lower custom case sales because of declined volume with three large customers.

OPERATING INCOME

         Consolidated income from continuing operations increased by $2,320,400 to a profit of $1,003,500 in the 1997 Period, up significantly from a ($1,226,900) loss in the 1996 Period.

         Although net sales decreased in the 1997 Period, gross profits and margin increased significantly. Gross profit increased $1,603,600 (57%) to $4,396,000 in the 1997 Period up from $2,792,400 in the 1996 Period. The gross margin improved 15.5 percentage points to 34.5% in the 1997 Period up from 19.0% in the 1996 Period. These operating improvements reflect the cumulative impact of numerous management programs focused on increasing manufacturing efficiencies, raising quality standards and eliminating unprofitable product offerings.

         Distribution expenses decreased $46,900 (56%) from $83,400 in the 1996 Period to $36,500 in the 1997 Period and from .6% of net sales in the 1996 Period to .3% in the 1997 Period, primarily as a result of better control of import shipping expenses.

         Selling expenses decreased $649,100 (32%) from $2,020,500 in the 1996 Period to $1,371,400 in the 1997 Period. In the 1997 Period, the ratio of selling expenses to net sales was 11% down from 14% in the 1996 Period. The decrease in selling expenses in the 1997 Period was primarily the result of a 42.5% decrease in sales salaries and commissions reflecting a curtailed level of sales staffing coupled with lower sales volume, and lower travel and advertising expenses, all partially offset by increased samples expenditures and trade show expenses.

         General and administrative expenses increased as a percent of net sales from 13% in the 1996 Period to 15.6% in the 1997 Period, while the amount increased by $69,246 (3.6%) to $1,984,566 in the 1997 Period from $1,915,320 in the 1996 Period. The increase in general and administrative expenses consisted primarily of increases in salaries, reflecting key management additions, higher Hong Kong operational expenses, and increased travel related to cost containment efforts, all partially offset by lower group insurance cost, costs associated with the opening of letters of credit for overseas sourcing of carrying cases, and employment fees coupled with workmen's compensation and group health insurance refunds (total refunds of $87,842).

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

DISCONTINUED OPERATIONS

         On September 30, 1997, the Company sold its Advertising Specialties division. These discontinued operations showed a operating loss of ($547,055) in the 1997 period partially offset by a $324,329 gain on the sale of those operations, compared with a ($330,877) operating loss related to those operations in the 1996 Period.

INCOME TAXES

         The effective tax rate for both continued and discontinued operations in the 1997 Period was 41.9% compared to 40.7% rate in the 1996 Period. The differential in rates occurred primarily due to the balance sheet approach used to calculate deferred income taxes for the 1996 Period.

LIQUIDITY AND CAPITAL RESOURCES

         In the 1998 Period, $962,300 of cash was used by operating activities. This decrease in operating cash resulted primarily from a net loss in the 1998 Period of ($1,078,800); a decrease in accounts payable $721,300; an increase in inventories $148,700; and an increase in prepaid and other assets $182,100. An increase of accrued expenses and other accrued liabilities of $1,081,770 were the primary offsets to cash used by operations.

         Net investing activities in the 1998 Period provided cash of $1,485,500. The Company collected $768,200 of notes receivable, which arose from the sale of its discontinued operations in 1997 and collected $53,100 of loans made to its officers. It also collected $824,400 from the sale of its rental building and from the sale of other assets to MedCovers. In the 1998 Period, the Company purchased $160,200 of property, plant and equipment.

         Financing activities in the 1998 Period used cash of $1,166,800. As a result of the Company's private placement, the Company received $292,500 for the issuance of common stock and $10,000 for the issuance of convertible notes payable. The Company also received $121,500 for the exercise of 75,000 stock options from the former president of the Company. The Company incurred offering costs of $27,800 and debt costs of $93,500. Funds were used for payments of short-term borrowing of $131,000, long-term notes payable of $234,700, note payments to a related party of $46,000 and for the mortgage of $1,057,700.

         The Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission for the registration of 1,450,000 shares of its Common Stock issuable upon exercise of certain outstanding warrants was declared effective by the Commission on March 25, 1996. As of September 30, 1998, there remained outstanding warrants exercisable for 219,000 shares at $.50 (the exercise price of these Warrants had been reduced from $5.00) per share, which were scheduled to expire December 31, 1998, and warrants exercisable for 87,500 shares at $2.00 per share which were scheduled to expire January 31, 1999. The Company's Common Stock is traded on the Nasdaq SmallCap Market and, during the first days immediately preceding December 23, 1998 was trading in the range of approximately $1.00 per share. The Company anticipates that holders of its remaining outstanding warrants will continue to exercise such warrants only if the Common Stock trades at a substantial premium over the exercise price of the warrants, of which there can be no assurance.

         During Fiscal 1997 and in December 1997, the Company consummated the 1997 Private Placement of Units. Each Unit was comprised of (i) 30,000 shares of Common Stock, (ii) one Private Placement Warrant to purchase up to 30,000 shares of Common Stock at $4.00 per share and (iii) one unsecured convertible promissory note. The "Note" in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. A total of 55.4 Units were sold for $25,000 per unit, aggregating gross proceeds of $1,385,000. Included in the Units sold was $554,000 aggregate principal amount of debt. A commission in the amount of $169,000 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. On December 4, 1998, the Company exercised its option to convert $554,000 of debt into 1,108,000 shares of Common Stock and warrants to purchase 1,662,000 shares of Common Stock, and paid accumulated interest on the Notes of approximately $72,000. Certain officers and directors participated in this transaction; See
Item 12, "Certain Relationships and Related Transactions."

         Forward and Koszegi Industries, Inc., a wholly-owned subsidiary of Forward ("Koszegi"), established a new line of credit with a bank during 1998 and are indebted to such bank for short-term borrowings and letters of credit. The total line is for $4,500,000. The line of credit is scheduled to mature on March 31, 2001. Borrowing availability is determined based on a formula of accounts receivable and inventory. The interest rate on the line is the prime rate in effect from time to time plus three quarters of one percent. The Company secured this line of credit with all of its assets and those of Koszegi. An additional $500,000 is available to finance equipment. The Company used the new credit availability to pay its outstanding indebtedness on its former credit line of $937,000. The former credit line had a maximum availability of $1,100,000 of which $750,000 was reserved for letters of credit (acceptances). In addition, the Company also used the facility to repay outstanding letters of credit financed by a third party. The new facility contains certain financial covenants for which the Company was not in compliance. The bank has waived such covenants. Amounts owed the bank at September 30, 1998 were $1,244,000. There remained approximately $850,000 of additional availability.

         In December 1997, the Company sold its building in Brooklyn, New York for $830,000 and recognized a gain of approximately $669,000. The proceeds of the sale were used to pay down the balance of the mortgage.

         In September 1998, the Company commenced a plan which it believes will streamline its operations and reduce its cost structure over time. As a result of increasing cost competitiveness of Asian contract-manufacturers, most of the Company's goods are now manufactured overseas. This caused the Company's South Bend, Indiana facility to operate at significantly less than its capacity. The Company announced a plan of restructuring, in September 1998, pursuant to which it will close its manufacturing operations by February 28, 1999, but continue to provide domestic manufacturing through a contractual arrangement with MedCovers, Inc., of Raleigh, North Carolina. Under the agreement, the Company sold to MedCovers certain key production equipment, will provide technical support, and maintain quality assurance personnel at MedCovers factory. The Company, upon the closing of its factory, will incur cash expenditures of approximately $575,000 over a period of months which it expects to pay from its internally generated operating funds. The primary component of this cost will be severance and employee related benefits, totaling approximately $360,000. The severance portion of this amount will be paid to employees over the period for which each employee will receive severance, through normal payroll processing. The period of payment ranges up to three months for some employees, dependent on the period of time such individuals have been with the Company.

         In addition, the Company commenced renovating a building which it owns, adjacent to its leased factory in South Bend, to house its remaining sales staff, customer support and other administrative personnel who remain in Indiana. The renovation, which is expected to be completed about the end of February 1999, is expected to cost approximately $80,000 and will be paid from the Company's existing funds.

         The Company, like many others which own computer software, has been required to address the issue of software applications which are unable to recognize `OO' in their program code. The Company has been evaluating alternatives to resolve this problem and concluded that acquiring a new data system, rather than upgrading its existing systems and applications, was of greater long-term value. The Company has committed approximately $125,000 during the first two quarters of fiscal 1999,encompassing the cost of installing new hardware and software. Such amounts are to be paid from existing cash. Hardware was installed during December 1998. The Company expects to incur internal staff costs associated with training. Cost of staff time will be expensed as incurred, while cost of the new system will be capitalized and amortized over its useful life.

         In connection with its restructuring, the Company hired a new Chief Executive Officer and received the resignation of Mr. Theodore H. Schiffman, its co-founder and former Chief Executive Officer. Mr. Schiffman received a five-year consulting arrangement with annual consulting payments of $200,000 per year, effective December 11, 1998, and a severance package totaling $350,000, of which $200,000 is payable on January 1, 1999 and $150,000 is payable on the 15th month anniversary thereof. Such amounts will be paid out of the Company's existing cash position or from internally generated funds.

         The Company did not incur any other long-term debt in the 1998 Period. At September 30, 1998, long-term debt was $42,700 and all installment note and capital lease payments were made on a timely basis. Long- term debt is scheduled to be paid in Fiscal 1999.

DEFERRED INCOME TAXES

         The Company's balance sheet at September 30, 1998 includes $1,749,000 of deferred income taxes as an asset. The Company was profitable in 1998, before restructuring charges associated with the non-recurring costs of the shutdown of its South Bend plant, and in the 1997 Period. However, to the extent that the Company's operations may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at September 30, 1998, the Company's stockholder's equity at such date of $3,461,200 would have been reduced by $1,749,000 to a stockholder's equity of $1,712,100 and the Company's working capital at September 30, 1998 would have been reduced by $246,600 from $1,085,500 to $838,900. On December 4, 1998, the Company exercised its option to convert $554,000 of debt to equity (and warrants) which would have increased the tangible net worth at September 30, 1998, to $2,266,100.

RISK FACTORS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         All cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Annual Report on Form 10-KSB.

INADEQUACY OF CASH FLOW FROM OPERATIONS; ADDITIONAL FINANCING REQUIREMENTS

         The Company's cash commitments for the 12 month period commencing October 1, 1998 include aggregate minimum base compensation of approximately $773,600 to all officers of the Company and minimum rent of approximately $186,100 (aggregating approximately $959,700). The Company also incurs overhead and other costs such as salaries, related benefits, office expenses, professional fees and similar expenses. For the Company's fiscal year ended September 30, 1998, selling, general and administrative expenses, which includes compensation and rent as described above and other amounts, totaled $3,693,000. The Company also expends funds on the production and development of projects. At September 30, 1998, the Company had cash and cash equivalents of $704,000 and accounts receivable of $2,907,000. The Company also has a bank credit line which provides up to $4.5 million in borrowing but is subject to limitations based on a formula of receivables and inventory. If the Company expends additional funds on development and production of projects in excess of its current resources and future cash receipts, the Company will be required to reduce its expenses to a level below its revenues, raise additional capital and/or borrow funds to sustain its operations. If other external sources of funds are not available to the Company and future cash revenues are not sufficient to meet the Company's cash needs, the Company may consider reduction of the compensation or number of personnel and the number of development projects that it will fund. The Company has not made any specific plans or entered into any agreements to reduce the level of its expenditures in the event that such reductions become necessary. There is no assurance that the Company will be able to obtain additional financing, on favorable terms, or at all, when needed. Failure to obtain such financing could have a material adverse effect on the Company.

         Any expansion of the Company's operations will require additional financing through borrowing and/or the sale of additional securities. There is no assurance that additional financing will be available or, if available, that the terms thereof will not be unduly burdensome on the Company.

POSSIBLE INABILITY TO REALIZE BENEFIT OF DEFERRED INCOME TAX ASSETS.

         The Company's balance sheet at September 30, 1998 includes deferred tax assets aggregating $1,749,000 or approximately 22% of the Company's total assets, of which $246,600 is classified as current. To the extent that the Company's operations are not profitable, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at September 30, 1998, the Company's shareholders' equity at such date of $3,461,200 would have been reduced by $1,749,000 to a shareholders' equity of $1,712,100 and, after giving effect to the conversion of $554,000 of debt to equity on December 4, 1998, $2,266,100.

         The Company's belief that its deferred tax assets will be realized is based upon a number of factors. The Company has been in business for over 35 years. Although the Company sustained a loss from continuing operations during Fiscal 1996 and Fiscal 1995, the Company had net income in Fiscal 1997 and Fiscal 1998 (before non-recurring adjustments for the shutdown of its South Bend plant and severance to an officer). The loss in Fiscal 1995 was primarily a result of discontinued operations, expenses incurred in the launch of the Company's new Terrapin? line of computer carrying cases and overseas quality control problems, which quality control problems have been largely resolved. The Company has continued to streamline its fixed operating costs during 1998 through the sale of a building and shutdown of its production facility. Given the significance of the Company's deferred tax assets, the failure of the Company to realize the benefit of its deferred tax assets would have a material adverse effect on the Company's working capital and net worth.

DEPENDENCE ON FOREIGN MANUFACTURERS.

         During Fiscal 1997, approximately 63% of the Company's carrying cases were manufactured overseas (primarily in Asia) by various contractors. During Fiscal 1998, the number of the Company's carrying cases manufactured overseas increased to approximately 78%. The Company does not have any written agreements with any of such contractors to continue to supply the Company with finished product. In order to maintain competitive pricing, it is anticipated that the use of overseas contractors will maintain its current level or increase. Any interruption in this source of supply would have a material adverse effect on the Company. Utilizing foreign sources of supply requires additional advanced planning and control and more rapid payment for merchandise, and such sources are subject to special risks such as potential political instability, unanticipated trade restrictions, war and shipping delays.

DEPENDENCE ON SIGNIFICANT CUSTOMERS.

         The Company currently has several customers for its carrying cases that each account for a significant percentage of the Company's business. For Fiscal 1998, two of the Company's customers, together with their international affiliates, accounted for approximately 39% and 16%, respectively, of the Company's sales. In Fiscal 1997, two customers accounted for approximately 28% and 21%, respectively, of the Company's sales. The loss of either of these customers (whether as a result of such customer purchasing its requirements from another manufacturer, deciding to manufacture its own carrying cases or eliminating the inclusion of carrying cases with its product) could have a material adverse effect on the Company.

CONCENTRATION OF CREDIT RISK.

         While the Company has not experienced significant losses in extending credit to customers, at September 30, 1998, three customers and their international affiliates accounted for approximately 67% of the Company's accounts receivable and at September 30, 1997, three customers accounted for approximately 46% of the Company's accounts receivable. The failure of any of such customers to pay the Company such amounts when and as due would have a material adverse effect on the Company.

INTENSE COMPETITION AND EASE OF ENTRY.

         There is intense competition in the sale of carrying cases and advertising specialties. Since no significant proprietary technology is involved in the production of the Company's products, others may enter the business with relative ease to compete with the Company.

RELIANCE ON KEY PERSONNEL.

         The Company is highly dependent on the personal efforts and services of Jerome E. Ball, Vice Chairman and Chief Executive Officer, Michael Schiffman, President, and Theodore H. Schiffman, Chairman. The Company has employment agreements with Jerome E. Ball for a term expiring September 30, 2000, a consulting agreement with Theodore H. Schiffman for a term expiring in 2003, and with Michael Schiffman for a term expiring September 30, 2001. The business of the Company would be materially and adversely affected if the Company lost the services of any of such individuals. The Company does not have key person life insurance as to any of such individuals.

ABSENCE OF CASH DIVIDENDS.

         The Company has not paid any cash dividends in more than ten years. The payment of future cash dividends by the Company, if any, will depend upon the Company's short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by the Company's Board. The Company is restricted from paying dividends under its new credit facility. The Company does not anticipate that cash dividends will be paid in the foreseeable future.

CONTROL BY INSIDERS.

         Members of the Board, including the Company's Chief Executive Officer, Chairman and President, together with its Chief Financial Officer and Secretary, directly or indirectly, beneficially own 1,974,907 shares of Common Stock, aggregating approximately 29.3% of the issued and outstanding capital stock of the Company. By virtue of their ownership of such Common Stock, such executive officers and directors or their affiliates may, collectively, be deemed to control the Company through the exercise of sufficient voting power to effectively control (or, at least, exercise a significant influence upon) the election of the Company's Board, direct the appointment of the Company's officers and, in general, significantly influence the outcome of any corporate transaction or other matter submitted to the Company's shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets, and to prevent or cause a change in control of the Company.

EFFECT OF OUTSTANDING OPTIONS, WARRANTS AND OTHER CONVERTIBLE SECURITIES.

         For the respective terms of outstanding options, warrants and other convertible securities granted by the Company, the holders thereof are given an opportunity to profit from a rise in the market price of the Company's Common Stock. As of December 23, 1998, 4,680,500 shares of Common Stock (or an additional 79% of the outstanding Common Stock) are issuable upon the exercise or conversion of such securities at prices ranging from $0.50 to $4.00 per share. In November 1996, the Company's Board adopted, and in August 1997, the Company's shareholders approved, the Company's 1996 Stock Incentive Plan (the "Plan"), pursuant to which up to 8,000,000 shares of Common Stock may be issued to officers and employees of the Company upon the exercise of incentive stock options and nonqualified stock options. Options to purchase up to 1,050,000 shares of Common Stock, included in the figure above, have been granted under such Plan as of December 23, 1998 . The terms on which the Company may obtain additional financing during the respective terms of these stock options, warrants and other convertible securities may be adversely affected by their existence. The holders of such stock options and warrants may exercise such securities at a time when the Company might be able to obtain additional capital through a new offering of securities or other form of financing on terms more favorable than those provided by such stock options and warrants.

POTENTIAL ANTI-TAKEOVER MEASURES.

         The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board has the authority, without shareholder approval, to issue preferred stock in one or more series and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. The ability of the Company to issue the authorized but unissued shares of preferred stock could be utilized to impede potential take-overs of the Company.

RISKS OF LOW-PRICED STOCKS.

         The Commission has adopted regulations which define a "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing penny stock restrictions will not apply to the Company's securities if such securities continue to be listed on the Nasdaq SmallCap Market, as to which there can be no assurance, and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. In any event, even if the Company's securities were exempt from such restrictions, it would remain subject to
Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person engaged in unlawful conduct while participating in a distribution of penny stock from associating with a broker-dealer or participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were to be removed from listing on the Nasdaq SmallCap Market or otherwise become subject to the existing rules on penny stocks, the market liquidity for the Company's securities could be severely adversely affected.

RISK OF LOSS OF LISTED STATUS OF COMMON STOCK ON THE NASDAQ SMALLCAP MARKET.

         The National Association of Securities Dealers listing requirements require, among other things, that all issuers of securities listed on the Nasdaq SmallCap Market maintain a continued minimum bid price per share of such securities of $1.00. The per share price of the Company's Common Stock as of December 23, 1998 was $0.81. There can be no assurances that the per share price of the Company's Common Stock will rise above $1.00 within the designated time-frame, or that such price can be maintained. A consequence of the failure to maintain a bid price per share of $1.00 may be the de-listing of the Common Stock from the Nasdaq SmallCap Market, which may have a material adverse effect on the market value of the Common Stock and on the ability of the Company to obtain additional financing.

         The Company received a letter from the staff of The Nasdaq Stock Market dated December 8, 1998, notifying the Company that its shares of Common Stock have failed to maintain a closing bid price greater than or equal to $1.00 for the last 30 consecutive trade dates and, pursuant to Nasdaq Marketplace Rules, will be subject to de-listing in March 1999 if the Company cannot demonstrate compliance with the $1.00 minimum bid price requirement. The Company is currently considering several options to increase its stock price, including a reverse split of its Common Stock. There can be no assurance, however, that the Company will be able to increase its share price within the designated time frame, which could, in effect, result in the de-listing of the Common Stock from the Nasdaq SmallCap Market.

FUTURE SALES OF COMMON STOCK.

         Of the 5,906,141 shares of Common Stock currently outstanding, approximately 41% of such shares are "restricted stock" as that term is defined under Rule 144 promulgated under the Securities Act and under certain circumstances may be sold without registration pursuant to such rule. The Company is unable to predict the effect that sales made under Rule 144, or otherwise, may have on the then prevailing market price of the Company's securities although any future sales of substantial amounts of securities pursuant to Rule 144 could adversely affect prevailing market prices.

HONG KONG - TRANSFER OF SOVEREIGNTY.

         A portion of the operations of the Company are currently located in Hong Kong. As a result, the Company's business, results of operations and financial condition may be influenced by the political situation in Hong Kong and by the general state of the Hong Kong economy. On July 1, 1997, sovereignty over Hong Kong transferred from the United Kingdom to the People's Republic of China, and Hong Kong became a Special Administrative Region of China (an "SAR"). As provided in the Sino-British Joint Declaration on the Question of Hong Kong and the Basic Law of the Hong Kong SAR of China (the "Basic Law"), the Hong Kong SAR will have a high degree of autonomy except in foreign and defense affairs. Under the Basic Law, the Hong Kong SAR is to have its own legislature, legal and judicial system and full economic autonomy for 50 years. However, there can be no assurance that the transfer of sovereignty and changes in political or other conditions will not result in an adverse impact on the Company's business, results of operations or financial condition.

ITEM 7 - FINANCIAL STATEMENTS

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                   REPORT ON
                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED SEPTEMBER 30, 1998

                                    CONTENTS

                                                                       PAGE
                                                                       ----

INDEPENDENT AUDITORS' REPORT  ...................................      F-2

CONSOLIDATED BALANCE SHEETS......................................   F-3 - F-4

CONSOLIDATED STATEMENTS OF OPERATIONS............................      F-5

CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY.......................................      F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS............................   F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................   F-9 - F-24

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS..................      F-25

EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE..............  F-26 - F-28

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS
FORWARD INDUSTRIES, INC.
WESTBURY, NEW YORK

         We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. and Subsidiaries as of September 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. and Subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the years ended September 30, 1998 and 1997 in conformity with generally accepted accounting principles.

         We have audited Schedule II and Exhibit 11 of the Company for the year ended September 30, 1998 and 1997 included in the 1998 annual report of the Company on Form 10-KSB. In our opinion, the schedule presents fairly the information required to be set forth therein.

                                               /s/ Patrusky, Mintz & Semel
                                               ---------------------------
                                               PATRUSKY, MINTZ & SEMEL
                                               CERTIFIED PUBLIC ACCOUNTANTS


NEW YORK, NEW YORK
December 16, 1998

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1998


                                     ASSETS
                                    (NOTE 8)

CURRENT ASSETS:
     Cash and cash equivalents                                  $  703,920
     Accounts receivable, less allowance for doubtful
         accounts of $110,800                                    2,906,843
     Inventories (Note 3)                                        1,083,662
     Notes receivable - current portion (Note 4)                   350,822
     Notes and loans receivable - officers - current
         portion (Note 6)                                           32,311
     Prepaid expenses and other current assets (Note 7)            343,536
     Deferred income taxes (Note 11)                               246,632
                                                                   -------
                                Total current assets             5,667,726
                                                                 ---------
PROPERTY, PLANT AND EQUIPMENT - net (Note 5)                       187,454
                                                                   -------
OTHER ASSETS:
     Deferred income taxes (Note 11)                             1,502,395
     Note receivable - net of current portion (Note 4)             345,766
     Property and equipment held for sale (Note 2)                 154,200
     Deferred debt costs                                            85,161
     Notes and loans receivable - officers - net of
         current portion (Note 6)                                   83,962
     Other assets                                                   59,412
                                                                    ------
                                Total other assets               2,230,896
                                                                 ---------
                                                                $8,086,076
                                                                ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)

                               SEPTEMBER 30, 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Borrowings under credit line - bank (Note 8)                    $1,244,103
     Accounts payable                                                 1,215,572
     Convertible notes payable (converted
        into common stock on December 4, 1998) (Note 8)                 554,000
     Note payable- related party (Note 14)                               42,670
     Accrued expenses and other current liabilities (Note 10)         1,218,574
     Accrued severance to officer                                       350,000
                                                                        -------
                             Total current liabilities                4,624,919
                                                                      ---------
COMMITMENTS (Note 12)

STOCKHOLDERS' EQUITY:
     Preferred stock, 4,000,000 authorized shares,
        par value $.01; none issued                                         -
     Common stock, 40,000,000 authorized shares,
        par value $.01; issued 4,963,031 shares
        (including 164,890 held in treasury) (Note 15)                   49,630
     Paid-in capital                                                  6,551,703
     Accumulated deficit                                             (2,884,346)
     Foreign currency adjustment                                        (17,717)
                                                                        -------
                                                                      3,699,270
     Less: Cost of shares in treasury                                   238,113
                                                                        -------
     Total stockholders' equity                                       3,461,157
                                                                      ---------
                                                                     $8,086,076
                                                                     ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED SEPTEMBER 30,

                                                               1998             1997
                                                               ----             ----
NET SALES                                                  $13,028,888      $12,736,329

COST OF GOODS SOLD                                           9,321,337        8,340,370
                                                             ---------        ---------
GROSS PROFIT                                                 3,707,551        4,395,959
                                                             ---------        ---------
OPERATING EXPENSES:
   Distribution                                                 29,716           36,503
   Selling                                                   1,439,734        1,371,403
   General and administrative                                2,253,370        1,984,566
   Restructuring charge (Note 2)                               897,383              -
   Severance to officer (Note 12)                              350,000              -
                                                               -------        ---------
                                                             4,970,203        3,392,472
                                                             ---------        ---------
INCOME (LOSS) FROM OPERATIONS                               (1,262,652)       1,003,487
                                                             ---------        ---------
OTHER INCOME (DEDUCTIONS):
   Interest expense                                          (279,825)         (142,525)
   Interest expense - related parties                         (22,529)          (57,390)
   Interest income                                             54,922            42,009
   Rental income - net                                        (60,730)         (170,461)
   Other income (deductions) - net (Note 9)                   772,186           (68,407)
                                                              -------            ------
                                                              464,024          (396,774)
                                                              -------           -------
INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                                          (798,628)          606,713
PROVISION FOR INCOME TAXES (Note 11)                          280,148           244,553
                                                              -------           -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                   (1,078,776)          362,160
                                                            ---------           -------
DISCONTINUED OPERATIONS (Note 13):
   Loss from discontinued operations, net of income tax
      benefits of $-0- and $(353,489)                             -            (547,055)
   Gain on disposal of discontinued operations, net of
      income taxes of $-0- and $209,571                           -             324,329
                                                                                -------
                                                                  -            (222,726)
                                                          -----------           -------
NET INCOME (LOSS)                                         $(1,078,776)         $139,434
                                                          ===========          ========
NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE (Note 18):
   Basic:
      Income (loss) from continuing operations                  $(.23)             $.11
      Discontinued operations                                     -                (.07)
                                                                -----              ----
                                                                $(.23)             $.04
                                                                =====              ====
    Diluted:
      Income (loss) from continuing operations                  $(.23)             $.11
      Discontinued operations                                     -                (.07)
                                                                -----              ----
                                                                $(.23)             $.04
                                                                =====              ====
WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING   (Note 18)
          BASIC                                             4,650,641         3,314,295
                                                            =========         =========
          DILUTED                                           4,650,641         3,501,840
                                                            =========         =========
DIVIDENDS                                                        NONE              NONE
                                                                 ====              ====

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   COMMON STOCK                                               TREASURY STOCK
                                                   ------------                                               --------------
                                                                                     RETAINED
                                                                                     EARNINGS     FOREIGN
                                                 NUMBER                 PAID-IN      (ACCUM.     CURRENCY     NUMBER
                                   TOTAL       OF SHARES     AMOUNT     CAPITAL      DEFICIT)   ADJUSTMENT  OF SHARES    AMOUNT
                                   -----       ---------     ------     -------      --------   ----------  ---------    ------

                                                          YEAR ENDED SEPTEMBER 30, 1997
BALANCE -
  October 1, 1996               $3,546,860     3,026,031     $30,260  $5,699,717   $(1,945,004)    $    -   (164,890)  $(238,113)

  Common stock issued in
    connection with private
    placement (Note 15)            538,500     1,077,000      10,770     527,730             -          -          -           -

  Deferred offering costs         (123,100)            -           -    (123,100)            -          -          -           -

  Exercise of warrants               2,000       100,000       1,000       1,000             -          -          -           -

  Conversion of debt
    into equity                    100,000       100,000       1,000       99,00             -          -          -           -

  Issuance of warrants for
    services rendered (Note 15)     25,000             -           -      25,000             -          -          -           -

  Net income                       139,434             -           -           -       139,434          -          -           -
                                ----------     ---------     -------  ----------   -----------     ------   --------   ---------
  BALANCE -
  September 30, 1997            $4,228,694     4,303,031     $43,030  $6,229,347   $(1,805,570)    $    -   (164,890)  $(238,113)
                                ==========     =========     =======  ==========   ===========     ======   ========   =========

                                                          YEAR ENDED SEPTEMBER 30, 1998

BALANCE -
  October 1, 1997               $4,228,694     4,303,031     $43,030  $6,229,347   $(1,805,570)    $    -   (164,890)  $(238,113)

  Common stock issued in
    connection with private
    placement (Note 15)            292,500       585,000       5,850     286,650             -          -          -           -

  Deferred offering costs          (94,774)            -           -     (94,774)            -          -          -           -

  Exercise of options              121,500        75,000         750     120,750             -          -          -           -

  Issuance of warrants for
    services rendered (Note 15)      9,730             -           -       9,730             -          -          -           -

  Foreign currency
    translation adjustment         (17,717)            -           -           -             -    (17,717)         -           -

  Net loss                      (1,078,776)            -           -           -    (1,078,776)         -          -           -
                                ----------     ---------     -------  ----------   -----------   --------   --------   ---------
  BALANCE -
    September 30, 1998          $3,461,157     4,963,031     $49,630  $6,551,703   $(2,884,346)  $(17,717)  (164,890)  $(238,113)
                                ==========     =========     =======  ==========   ===========   ========   ========   =========

Note - Preferred stock is not shown as no shares have been issued.

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED SEPTEMBER 30,
                                                                         -------------------------

                                                                             1998           1997
                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $(1,078,776)     $139,434
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) continuing operations:
    Gain on sale of property and equipment                                  (668,962)            -
    Depreciation and amortization                                            247,733       182,110
    Deferred taxes                                                           261,448        94,234
    Reduction of property and equipment to net realizable value              202,096             -
    Non-cash compensation                                                      9,730        25,000
    Loss from discontinued operations                                              -       547,055
    Gain on sale of division - gross                                               -      (533,900)
    Abandonment of leasehold improvements                                          -        93,812
    Changes in assets and liabilities:
      Accounts receivable                                                    (18,250)     (113,933)
      Inventories                                                           (148,650)      318,327
      Prepaid expenses and other current assets                             (182,134)      (55,784)
      Other assets                                                            52,836       (58,435)
      Accounts payable                                                      (721,327)      368,798
      Accrued severance to officer                                           350,000             -
      Accrued expenses and other current liabilities                         731,770      (149,682)
      Other liabilities                                                            -       (22,500)
                                                                             -------        ------

Net cash provided by (used in) continuing operations                        (962,286)      834,536
                                                                             -------       -------

Net cash provided by (used in) discontinued operations:
  Loss from discontinued operations                                                -      (547,055)
  Depreciation and amortization                                                    -        33,130
  Discontinued operations - net                                                    -        15,750
                                                                             -------        ------
                                                                                   -      (498,175)
                                                                             -------       -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (962,286)      336,361
                                                                             -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of division                                             492,785        25,000
  Proceeds from sale of property and equipment                               824,356             -
  Proceeds from notes and loans receivable                                   275,436        69,996
  Proceeds from collections from officers                                     53,083        70,231
  Purchases of property, plant and equipment                                (160,159)     (137,657)
                                                                             -------       -------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                  1,485,501        27,570
                                                                           ---------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) short-term borrowings                         (131,002)      205,393
  Proceeds from long-term notes                                               10,000       359,000
  Payments of long-term notes                                               (234,697)     (177,720)
  Payments of mortgage                                                    (1,057,748)      (15,164)
  Payments of note payable - related party                                   (46,030)       (2,250)
  Proceeds from issuance of stock                                            414,000       540,500
  Deferred offering costs                                                    (27,832)     (190,042)
  Deferred debt costs                                                        (93,469)     (111,664)
  Proceeds from private placement deposits                                         -       185,000
                                                                            --------       -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (1,166,778)      793,053
                                                                           ---------       -------
EFFECT OF EXCHANGE RATE CHANGES                                              (17,717)            -
                                                                              ------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (661,280)    1,156,984

CASH AND CASH EQUIVALENTS - beginning                                      1,365,198       208,214
                                                                           ---------       -------
CASH AND CASH EQUIVALENTS - ending                                          $703,918    $1,365,198
                                                                            ========    ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                           YEARS ENDED SEPTEMBER 30,
                                                                           -------------------------

                                                                              1998          1997
                                                                              ----          ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                $171,695      $296,421
    Income taxes                                                              13,145         6,433

SCHEDULES OF NON-CASH ACTIVITIES:

  Warrants issued for services rendered                                       $9,730       $25,000
  Discount on repayment of mortgage debt                                      55,529             -
  Offset of deferred offering costs
    to paid in capital                                                        66,942             -
  Issuance of promissory notes upon closing of
    Private placement units.                                                 185,000             -
  Issuance of note receivable for amounts due on
    sale of division.                                                         80,000             -
  Sale of division, net of cash collected                                          -     1,278,535
  Conversion of debt into equity                                                   -       100,000

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         Forward Industries was incorporated under the laws of the State of New York and began operations in 1961. The Company is engaged in the design, manufacture and marketing of custom-designed soft-sided carrying cases made from leather, nylon, vinyl and other synthetic fabrics. The cases are used primarily for the transport of portable devices such as cellular phones, medical devices and computers. The Company markets products either as a direct seller or as an other-equipment-manufacturer to customers in the United States, Europe, Asia and Australia. For the years ended September 30, 1998 and 1997, respectively, approximately 31% and 15% of its sales were to customers outside of the United States.

BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly- and majority-owned subsidiaries (together the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

         Revenue is recognized upon the shipment of products.

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

CASH EQUIVALENTS

         Cash equivalents consist of highly liquid money market accounts.

CREDIT RISK

         ACCOUNTS RECEIVABLE - TRADE

         Accounts receivable consist of open trade accounts with various companies. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. The Company has not historically experienced significant losses in extending credit to customers.

         Two customers, accounted for 59%, and three customers accounted for 46%, of the Company's accounts receivable at September 30, 1998 and 1997, respectively. These customers are substantial companies with good credit worthiness. None of these customers are in default and payments are received from them on a timely basis.

         In 1998 and 1997, two customers accounted for 55% and 49% of net sales, respectively.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH

         The Company maintains cash balances with financial institutions which at times may be in excess of the FDIC insurance limit.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

ECONOMIC DEPENDENCE

         The Company is dependent on one of its suppliers for the purchase of inventory. The Company purchased 46% and 44% of its inventory from this supplier in Fiscal 1998 and Fiscal 1997, respectively. Management believes that other suppliers could provide similar products on comparable terms. However, a change in an individual supplier could delay shipment of product resulting in a loss of sales which could affect operating results.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred.

DEFERRED OFFERING AND DEFERRED DEBT COSTS

         Deferred offering costs represented amounts incurred in connection with obtaining equity in the Company's 1997 Private Placement (see Note 15). Such costs are charged against paid-in capital when the respective sales of the units were closed.

         Deferred debt costs were incurred in connection with obtaining debt financing, either in the Company's 1997 Private Placement (see Note 15) or for the Company's bank credit facility (see Note 8.). The costs are amortized over the term of the debt issued. Amortization amounted to $107,192 and $12,780 for the years ended September 30, 1998 and 1997, respectively.


ADVERTISING COSTS

         Advertising costs are charged to operations when incurred. Advertising costs amounted to $235,457 and $284,508 for the years ended September 30, 1998 and 1997, respectively.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRANSLATION OF FOREIGN CURRENCY

         The foreign currency financial statements of divisions operating outside the United States are translated in accordance with the requirements of the Financial Accounting Standards Board. All income and expense accounts are translated at average exchange rates; assets and liabilities, at current exchange rates; and stockholders' equity at historical exchange rates.

INCOME TAXES

         The Company utilized SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying statutory rates in effect at the balance sheet date to the differences between the tax base of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.

EARNINGS PER SHARE

         The Company adopted SFAS No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share. This statement also requires the restatement of all prior period earnings per share data presented. Earnings per share are based on the weighted average number of shares outstanding during each year presented. Common stock equivalents have not been included in 1998 as their effect would be antidilutive.

RECENTLY ISSUED PRONOUNCEMENTS

         The Company intends to adopt SFAS No. 130, "Reporting Comprehensive Income" in fiscal 1999. This will require additional disclosure but will not have a material effect on the Company's financial position or results of operations. SFAS No. 130 will first be reflected in the Company's first quarter of 1999 interim financial statements. Components of comprehensive income for the Company include items such as net income and foreign currency translation adjustments.

RECLASSIFICATIONS

         Certain amounts have been reclassified to conform to the current year presentation

NOTE 2 - RESTRUCTURING CHARGE

         Upon an analysis of its business and operations, the Company commenced a plan to streamline its operations and improve the Company's cost structure. In August 1998, the Company entered into an agreement to sell certain production equipment of a wholly-owned subsidiary, Koszegi Industries, Inc. ("Koszegi") to MedCovers, Inc. of Raleigh, North Carolina in order to establish an alternate source of production. This action will allow the Company to close its production facility, which has been operating at substantially less than capacity. The majority of Koszegi's orders are now produced overseas. Accordingly, the Company will not renew the lease for its production facility in South Bend, Indiana, upon its expiration in February 1999.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 2 - RESTRUCTURING CHARGE (CONTINUED)

         In the fourth quarter, the Company recorded a restructuring charge of approximately $897,000 ($.19 per basic share) in connection with the closing of its production facility. The primary components of that charge were severance and employee benefit costs for the elimination of manufacturing and administrative support positions $360,000, markdown of property and equipment to estimated realizable value $202,000, factory related expenses incurred during the shutdown $285,000 and other costs $50,000.

NOTE 3 - INVENTORIES

         Inventories at September 30, 1998 are comprised of the following:
                      Finished goods                                                $  862,708
                      Work-in-process                                                  119,095
                      Raw materials and supplies                                       101,859
                                                                                       -------
                                                                                    $1,083,662
                                                                                    ==========
NOTE 4 - NOTES RECEIVABLE

         Notes receivable consist of the following at September 30, 1998:

Two non-interest bearing promissory notes received as part of the sale of the
    Company's Advertising Specialties division (see Note 13) payable in equal monthly installments of $23,611 commencing in October 1997 through
    September 2000, and $2,879 commencing January 1998 through September 2000.
    Interest on the notes has been imputed at a rate of 12 1/2%
    per annum. The note is secured by the assets sold by the Company.                 $580,310

Subordinated note received as part of the sale of certain assets of its
    Republic division in April 1994, payable in monthly installments of
    $5,833 plus interest at the prime rate (not to exceed 9%) through May 2000.        116,278
                                                                                       -------
                                                                                       696,588
Less:  current maturities                                                              350,822
                                                                                       -------
                                                                                      $345,766
                                                                                      ========
Maturities of notes receivable are as follows:

                                                     FISCAL YEAR ENDING
                                                        SEPTEMBER 30,                  AMOUNT
                                                        -------------                  ------
                                                            1999                      $350,822
                                                            2000                       345,766
                                                                                       -------
                                                                                      $696,588
                                                                                      ========

Interest income on the above notes receivable amounted to $105,211 and $19,314 for the years ended September 30, 1998 and 1997, respectively.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at September 30, 1998 consists of the following:

                                                         ESTIMATED USEFUL LIVES
                                                         ----------------------

Land                                             25,000
Building and building improvements              108,721       10 - 20 years
Furniture, fixtures, and computer equipment      57,916       5 - 10 years
Leasehold improvements                           55,086       *
Transportation equipment                         37,257       3 years
                                                 ------
                                                283,980
Less: Accumulated depreciation
and amortization                                 96,526
                                                 ------
                                               $187,454
                                               ========

* Leasehold improvements are amortized on the straight-line method over the terms of the leases or the estimated lives of the improvements, if shorter.

         Depreciation expense amounted to $140,541 and $134,837 for the years ended September 30, 1998 and 1997, respectively.

NOTE 6 - NOTES AND LOANS RECEIVABLE -  OFFICERS

         At September 30, 1998, notes and loans receivable - officers consist of the following:

       Note receivable in amounts of $10,000 per year, paid by the end of each fiscal year from September 1996 through
            September 2000 plus interest at 7% per annum                $20,000
       Note receivable in amounts of $18,490 per year, paid by
           the end of each fiscal year from September 1999 until
           such balance is paid plus interest at 6% per annum            92,452
       Loan receivable, due on demand with interest at 6% per annum       3,821
                                                                          -----
                                                                        116,273
       Less: Current maturities                                          32,311
                                                                         ------
                                                                        $83,962
                                                                        =======

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 6 - NOTES AND LOANS RECEIVABLE - OFFICERS (CONTINUED)

         Maturities of notes and loans receivable - officers are as follows:

               FISCAL YEAR ENDING
                  SEPTEMBER 30,

                      1999                                 $ 32,311
                      2000                                   28,490
                      2001                                   18,490
                      2002                                   18,490
                      2003                                   18,492
                                                             ------
                                                           $116,273
                                                           ========

         Interest income on the above notes and loans amounted to $10,433 and $12,441 for the years ended September 30, 1998 and 1997, respectively.

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets at September 30, 1998 consist of the following:

                  Non-trade receivables                    $198,730
                  Prepaid insurance                          53,616
                  Sundry others                              91,190
                                                             ------
                                                           $343,536
                                                           ========

NOTE  8 - DEBT

BORROWINGS UNDER CREDIT LINE - BANK

            In April 1998, the Company established a credit facility with a new bank which provides for a maximum line of credit for working capital of $4.5 million, including letters of credit. Borrowing availability is determined by a formula of accounts receivable and inventory. The interest rate on the borrowings is prime plus three quarters of one percent. An additional $500,000 credit line is available for financing equipment. The line is scheduled to mature on March 31, 2001. At September 30, 1998 amounts outstanding under the new credit facility were $1,244,103. In April 1998, the Company paid to its prior bank approximately $937,000, which represented all amounts owed under its former credit facility. The former credit facility had a maximum availability of $1.1 million and an interest rate in effect from time to time of the prime rate plus 1 1/2%. In addition, at September 30, 1998 the Company was contingently liable under letters of credit in the amount of $182,186.

         The credit agreement provides for certain financial covenants. Forward and Koszegi were not in compliance with some of these financial covenants at September 30, 1998. The bank waived compliance with such covenants.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 8 - DEBT (CONTINUED)

         From time to time, the Company borrowed on letters of credit from a corporation controlled by a relative of the principal stockholders. These borrowings occurred prior to the establishment of the current credit facility and bore interest at the prevailing market rate. At September 30, 1998, no amount was owed.

         Interest expense on the bank debt amounted to $94,588 and $140,882 for the years ended September 30, 1998 and 1997, respectively. Interest to the controlled corporation amounted to $14,529 and $31,537 for the years ended September 30, 1998 and 1997, respectively.

OTHER DEBT

         Other debt at September 30, 1998 consists of:

         10% convertible promissory notes issued in connection with the Company's 1997 Private Placement, payable on
           December 4, 1998 (see Note 15;  all notes were
           converted into equity on that date.)                       $554,000


         Less current maturities                                       554,000
                                                                      --------
                                                                      $      -
                                                                      ========

         Interest expense on the above debt amounted to $51,967 and $38,656 for the years ended September 30, 1998 and 1997, respectively.

NOTE 9 - MORTGAGE PAYABLE

         The Company owned a building in Brooklyn, New York which was sold in December 1997. The proceeds of $830,000 and working capital were used to repay the balance of the mortgage. The Company recognized a profit of approximately $669,000 on the sale, which is included in other income.

         Interest expense on the mortgage amounted to $31,493 and $123,000, respectively, for fiscal years ended September 30, 1998 and 1997 respectively.

         Depreciation on the building, which is included in rental income, amounted to $4,130 and $32,710 for fiscal years ended September 30, 1998 and 1997, respectively.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 10 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities at September 30, 1998 consist of the following:

         Accrued expenses related to plant restructuring            $  657,513
         Accrued expenses to vendors and others                        399,469
         Accrued vacation                                               81,749
         Accrued interest on convertible notes                          61,143
         Income taxes payable                                           18,700
                                                                        ------
                                                                    $1,218,574
                                                                    ==========
 NOTE 11- INCOME TAXES

         The components of the deferred tax assets and liabilities at September 30, 1998 are as follows:

         Current:
           Accounts receivable                                      $   37,672
           Inventory                                                   188,560
           Accrued expenses                                            409,768
           Valuation allowance                                        (389,368)
                                                                       -------
                                                                       246,632
                                                                       -------
         Non-current:
           Net operating losses                                      1,508,508
           Property, plant and equipment                                24,358
           Contribution carryover                                       79,023
           Issuance of stock warrants                                   29,750
             Accrued expenses                                           51,000
           Valuation allowance                                        (190,244)
                                                                       -------
                                                                     1,502,395
                                                                     ---------

         Net deferred tax asset                                     $1,749,027
                                                                    ==========

         At September 30, 1998 and 1997 a valuation allowance is provided as it is uncertain if certain deferred tax assets will be fully utilized.

         Provision for income tax credits for the years ended September 30, consists of the following:

                                                        1998             1997
                                                        ----             ----
         Current tax expense                         $ 18,700         $  6,401
         Deferred tax expense                        (218,164)         238,152
         Change in valuation allowance                479,612                -
                                                      -------          -------
                                                      280,148          244,553
         Net benefit to discontinued operations             -         (143,918)
                                                      -------          -------
                                                     $280,148         $100,635
                                                     ========         ========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


                       NOTE 11 - INCOME TAXES (CONTINUED)

         Reconciliation of statutory rate to effective income tax rate is as follows:

                                                      YEARS ENDED SEPTEMBER 30,
                                                      -------------------------
                                                         1998          1997
                                                         ----          ----
         Continuing operations:
           At federal statutory rate                     34.0%         34.0%
           Effect of:
             Temporary and permanent differences        (65.7)        (28.8)
             Net operating loss carryforwards            31.7          (5.2)
             Deferred income taxes                       32.7          39.3
             Miscellaneous                                2.4           1.0
                                                          ---           ---

                                                         35.1%         40.3%
                                                         =====         =====


         Discontinued operations:
           At federal statutory rate                        -         (34.0)%
           Effect of:
             Temporary and permanent differences            -          28.8
             Net operating loss                             -           5.2
             Deferred income taxes                          -         (39.3)
                                                         ----          ----
                                                            -         (39.3)%
                                                         ====          ====

         At September 30, 1998, the Company has unused net operating loss carryforwards and contribution carryforwards of approximately $4,277,000 and $232,400 expiring through September 30, 2011 and 2003, respectively.


NOTE 12 - COMMITMENTS

         The Company rents its facilities under leases expiring at various dates through July 2001. In addition, the Company is leasing two warehouse facilities on a month-to-month basis. Total rent expense for the years ended September 30, 1998 and 1997 amounted to $407,814 and $350,893, respectively.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 12 - COMMITMENTS (CONTINUED)

         Minimum rental commitments under such leases for future fiscal years are summarized below:

         YEARS ENDED SEPTEMBER 30,

                  1999                                               $186,128
                  2000                                                 63,528
                  2001                                                 47,646
                                                                       ------
                                                                     $297,302
                                                                     ========

EMPLOYMENT CONTRACTS

         Effective October 1, 1997, the Company entered into an employment agreement with its chief executive officer through September 30, 2000. The agreement provided for an annual salary of $275,000 plus annual bonus compensation generally equal to 5% of net pre-tax annual income of the Company in excess of $1,000,000. Effective December 11, 1998, this agreement was terminated and the Company entered into a consulting agreement with the officer. Pursuant to this agreement, the officer will receive an annual consulting fee of $200,000 for a period of five years, ending December 10, 2003. In addition, the officer will receive severance payments totaling $350,000, of which $200,000 is payable on January 1, 1999 and $150,000 on the fifteen months anniversary, and a reduction in the exercise price of his 450,000 options to $1.10 per share.

         Effective October 1, 1998, the Company entered into an employment agreement with an officer pursuant to which the officer is employed as chief executive officer and vice chairman, and six months thereafter, as chairman, through September 30, 2000. The agreement provides for an annual salary of $201,600 plus an annual bonus equal to ten percent (10%) of the pre-tax operating profit in excess of $675,000. In addition, the officer received options to purchase 250,000 shares of common stock at an exercise price of $1.75 per share. Of such options, options to purchase 125,000 of such shares shall become exercisable every six months during the employment term, provided that the officer is still employed by the Company. The agreement also provides that the Company grant the officer options to purchase up to an additional 250,000 shares of common stock at an exercise price of $2.00 per share if the Company's stock price averages $3.50 for a 180 day period.

         Effective November 1, 1997, the Company entered into an employment agreement with its executive vice president through October 31, 2000 at an annual salary of $150,000, plus annual bonus compensation generally equal to 7.5% of net annual pre-tax income of the Company in excess of $1,000,000. In April 1998, the officer was elected president (see below). Effective October 1, 1998, the Company and this executive agreed to a new contract which contained the following provisions; annual salary of $230,000, bonus equal to 3 percent of sales above $13,000,000 and additional stock options vested based on sales performance levels during the term of the agreement. Such options will be priced at marked value on the date of vesting and can be a maximum of 600,000 if sales levels of $21,000,000 are reached.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 12 - COMMITMENTS (CONTINUED)

         Effective October 14, 1996, the Company entered into a two-year agreement contract with its president. The officer received an annual base salary of $150,000, a signing bonus of $30,000 and an annual bonus based on the Company's pre-tax income. The officer also received an option to purchase 150,000 shares of common stock vesting in four equal semi-annual installments commencing October 14, 1996 provided that officer continues to be employed by the Company. The officer resigned in April 1998. At the time of his resignation, the officer held vested and exercisable options for the purchase of 75,000 shares of common stock, all of which have since been exercised.

         Amounts incurred under employment agreements amounted to $525,779 and $609,170 for the years ended September 30, 1998 and 1997, respectively.

NOTE 13 - DISCONTINUED OPERATIONS

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

         The selling price was $1,445,000 and was received as follows:

         1.   $500,000 in cash.

         2. The receipt of two non-interest bearing secured promissory notes for $850,000 and $95,000 (see Note 4).

         Koszegi recognized a gain on the sale of $533,900 during the year ended September 30, 1997.

         The sale of ASI was accounted for as a discontinued operation and the consolidated statements of operations have been restated accordingly. The assets sold at September 30, 1997 were as follows:

         Inventory                                                   $  647,785
         Property, plant and equipment (net)                             13,732
                                                                         ------
                                                                     $  661,517
                                                                     ==========

         Summarized results of ASI for the year ended September 30, 1997 were as follows:

         Net sales                                                   $2,311,127
                                                                     ==========
         Loss from operations before income tax benefit                (900,544)
         Income tax benefit                                            (353,489)
                                                                        -------
         Loss from operations                                          (547,055)
                                                                        -------
         Gain on disposal before income taxes                           533,900
         Income taxes                                                   209,571
                                                                        -------
         Gain on disposal                                               324,329
                                                                        -------
         Total loss on discontinued operations                       $ (222,726)
                                                                     ===========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 14 -  RELATED PARTY TRANSACTIONS

NOTE PAYABLE

         At September 30, 1998, note payable - related party consists of the following:

         Note payable to a relative of a principal stockholder/
           officer on September 1, 2000, bearing interest at
           10% per annum. It is management's intent to repay
           the note during fiscal 1999.                                 $42,670
         Less:  Current maturities                                       42,670
                                                                        -------
                                                                        $     -
                                                                        =======

         Interest amounted to $8,000 and $10,020 for the years ended September 30, 1998 and 1997, respectively.

OTHERS

         For the year ended September 30, 1998, the Company incurred consulting fees totaling $40,000 to a corporation whose principal stockholder is a stockholder of the Company.

         For the year ended September 30, 1997, the Company incurred expenses relating to the acquisition of equity and debt financing totaling $11,502 to the same corporation referred to above.

NOTE 15 - STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

         On January 13, 1997, the Company increased the number of authorized shares from fourteen million (14,000,000) to forty-four million (44,000,000), of which four million have been designated as preferred stock.

         On January 13, 1997, the Board of Directors declared a one-for-two reverse stock split which became effective as of December 23, 1997. All share data and per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis.

PRIVATE PLACEMENT

         Between May and December 1997, the Company sold through a Private Placement, 55.4 units at a price of $25,000 per unit. Each unit consisted of the following:

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

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 15 - STOCKHOLDERS' EQUITY (CONTINUED)

         On December 4, 1998, the Company paid approximately $72,000 of accrued interest and converted the $554,000 of convertible promissory notes into 1,108,000 common shares and warrants to purchase 1,662,000 common shares. Accordingly, $554,000 will be reflected in stockholders' equity in the Company's first fiscal quarter in 1999.

WARRANTS

         On September 26, 1994, the Company issued a warrant to purchase 350,000 shares of common stock at an exercise price of $.01 per share. The warrant was issued pursuant to a two year consulting agreement and was exercisable over a four year period. Based on a market valuation of $.375 per share, the expense recognized over the life of the agreement was $127,750. During the years ended September 30, 1997 and 1996, 100,000 shares and 250,000 shares were purchased, respectively.

         In February 1995, the Company issued an additional warrant to a financial consultant to purchase 100,000 shares at $2.00 per share pursuant to the terms of a four year agreement. Based on a market valuation of $3.00 per share, the expense to be recognized over the life of the agreement is $100,000. During the year ended September 30, 1996, 12,500 shares were purchased. In 1997 and 1998, no shares were purchased.

         For the years ended September 30, 1998 and 1997, the amount charged to operations and credited to paid-in capital were $9,730 and $25,000, respectively.

         In December 1994, the Company issued 500,000 units which included one Class A warrant and one Class B warrant under the terms of a private placement. The terms of the warrants are as follows:

                       NUMBER OF SHARES      EXERCISE
                          PER WARRANT         PRICE         EXPIRATION DATE
                          -----------         -----         ---------------

        Class A                1              $3.50        December 31, 1996
        Class B                1                .50*       December 31, 1998

*On November 20, 1998, the exercise price was reduced from $5.00 to $.50.

         The Class A warrants have expired. No warrants were exercised in Fiscal 1998 or 1997.

         Outstanding warrants at September 30, 1998 are as follows:

                          OUTSTANDING    EXERCISE
       ISSUE                WARRANTS      PRICE       EXPIRATION  DATE
       -----                --------      -----       ----------  ----

Class B Warrants             219,000      $ .50       December 31, 1998
Consultant's Warrants         87,500      $2.00       January 31, 1999
1997 Private Placement     1,662,000      $4.00       March 15, 1999
                           ---------
                           1,968,500
                           =========

         On December 4, 1998, the Company converted its notes payable, as described above, and issued 1,662,000 additional warrants at an exercise price of $4.00 per share. These warrants expire on March 15, 1999.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 15 - STOCKHOLDERS' EQUITY (CONTINUED)

OPTIONS

         In October 1994, the Company granted options for two officers of the Company to purchase 150,000 shares of common stock each at a price of $1.50 per share, which was in excess of market value at that time. On December 11, 1998, as part of a new consulting agreement with one of the officers, the exercise price was reduced to $1.10 per share. The options are exercisable over a five year period commencing December 1, 1995. No options were exercised in Fiscal 1998 and 1997.

         On February 12, 1996, the Board of Directors adopted the 1996 Stock Option Plan under which no options were exercised. The Plan was cancelled in December 1996.

         In December 1996, the Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to four million (4,000,000) shares of common stock may be issued to officers and employees of the Company upon the exercise of incentive stock options and nonqualified stock options. The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The exercise price of the nonqualified options is established by the stock option committee. All options expire ten years after the date of grant and vest as follows; 37% after one year, 67% after two years and fully vest after three years. In the years ended September 30, 1998 and 1997, the Company issued an aggregate of 750,000 options including 300,000 options each to two of the Company's officers. During the year ended September 30, 1998, a former officer of the Company exercised 75,000 options providing proceeds to the Company of $121,500.

         A summary of stock option activity follows for the respective fiscal years:

                                      1998                         1997
                             -------------------------    -------------------------
                                           Exercise                     Exercise
                              Shares        Prices          Shares       Prices
                              ------        ------          ------       ------
Balance Beginning of Year    1,171,250   $1.01 - $2.00      900,000   $1.10 - $2.00
Granted                         28,750   $2.25 - $3.00      271,250   $1.62 - $2.00
Exercised                      (75,000)      $1.62                -
Canceled                       (75,000)      $1.62                -
                                ------                    ---------
Balance End of Year          1,050,000   $1.10 - $3.00    1,171,250   $1.10 - $2.00
                             =========                    =========

         Of the total outstanding options at September 30, 1998, 300,000 options expire in Fiscal 2000, 721,250 in Fiscal 2007 and 28,750 in Fiscal 2008.

NOTE 16 - 401(K) PLAN

         The Company has a 401(k) profit sharing plan covering substantially all employees who meet eligibility requirements.

         Profit sharing expense amounted to $24,866 and $25,195 for the years ended September 30, 1998 and 1997, respectively.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The amounts at which cash and cash equivalents, accounts receivable, long-term debt, accounts payable and accrued expenses and other current liabilities are presented in the balance sheet approximate their fair value due to their short maturities. The amounts at which bank debt and note payable - related party are presented in the balance sheet approximate their fair value as their interest rates are comparable to other similar types of debt.

         The following table presents the carrying amounts and fair values at September 30, for the following:

                                    1998                      1997
                                    ----                      ----

                          CARRYING        FAIR      CARRYING        FAIR
                           AMOUNT        VALUE       AMOUNT        VALUE
                           ------        -----       ------        -----
Notes receivable          $696,598     $687,257     $892,024     $872,249
Notes and loans
  receivable - officers    116,273       90,658      210,308      182,353

         The fair values of the above items have been determined based on discounted cash flow using a market rate of interest at the balance sheet date as applicable to comparable items.

NOTE 18 - ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock options granted. No expense was recognized in the year ended September 30, 1998 and 1997. If the Company had elected to recognize expense in the year ended September 30, 1998 and 1997 for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, net income and income per share would have been changed to the pro forma amounts indicated below:

                                     1998                          1997
                                     ----                          ----
                         AS REPORTED      PRO FORMA     AS REPORTED   PRO FORMA
                         -----------      ---------     -----------   ---------
Net income (loss)        $(1,078,776)    $(1,090,969)     $139,434     $32,131
Income (loss) per share  $      (.23)           (.23)          .04         .01

         The fair value of the stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 25% (1997- 39%); risk-free interest rate of 4.3% (1997- 6%); and an expected holding period of five years.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 19 - YEAR 2000 COMPLIANCE

         The Company has been required to address the issue of software applications which are unable to recognize 'OO' in their program code. The Company has evaluated its alternatives and concluded that acquiring a new data system, rather than upgrading its existing systems and applications, is of greater long-term value. The Company will spend approximately $125,000, during the first two quarters of fiscal 1999, primarily to install new hardware and software. The Company expects to incur internal staff costs associated with training. Cost of staff time will be expensed as incurred, while cost of the new system will be capitalized and amortized over its useful life.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


             COLUMN A                  COLUMN B      COLUMN C       COLUMN D    COLUMN E
             --------                  --------      --------       --------    --------

                                      BALANCE AT     ADDITIONS                 BALANCE AT
                                       BEGINNING    CHARGED TO                   END OF
                                        OF YEAR     OPERATIONS     DEDUCTIONS     YEAR
                                        -------     ----------     ----------     ----

        DESCRIPTION
        -----------
Allowance for doubtful accounts

Year ended September 30, 1997           $50,000       $41,333       $    -       $91,333

Year ended September 30, 1998            91,333        19,467            -       110,800

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                      YEARS ENDED SEPTEMBER 30,
                                                      -------------------------

                                                    1998                     1997
                                                    ----                     ----
NUMERATOR
  Income (loss) from continuing operations:
    Income (loss) from continuing operations     ($1,078,776)               $362,160
    Preferred dividends                                    -                       -
                                                  ----------                --------
                                                  (1,078,776)     BASIC      362,160
  Impact of potential common shares:
    Convertible debt                                     N/A                   9,000
                                                  ----------                --------
                                                 ($1,078,776)    DILUTED    $371,160
                                                  ==========                ========
  Loss from discontinued operations                        -               ($222,726)
                                                  ==========                ========
DENOMINATOR

  Weighted average number of common
    shares  outstanding - see schedule             4,650,641      BASIC    3,314,295

  Impact of potential common shares:
    Stock options and warrants                           N/A                  37,545
    Convertible debt                                     N/A                 150,000
                                                         ---                 -------
                                                   4,650,641     DILUTED   3,501,840
                                                   =========               =========
BASIC EPS

  Income from continuing operations                    $(.23)                   $.11
  Discontinued operations                                  -                    (.07)
                                                       -----                    ----
                                                       $(.23)                   $.04
                                                       =====                    ====
DILUTED EPS

  Income from continuing operations                    $(.23)                   $.11
  Discontinued operations                                  -                    (.07)
                                                       ------                   ----
                                                       $(.23)                   $.04
                                                       ======                   ====

NOTE - For the year ended September 30, 1998, common stock equivalents have not been included as their effect would be antidilutive. Common stock equivalents include stock options and warrants and convertible debt.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


CALCULATIONS

                                                 YEARS ENDED SEPTEMBER 30
                                                 -------------------------
                                                 1998                  1997
                                                 ----                  ----
1. STOCK OPTIONS

TREASURY STOCK METHOD APPLIED TO
  STOCK OPTIONS

SALE OF COMMON STOCK
  TOTAL OPTIONS AND WARRANTS OUTSTANDING       1,121,250            450,000
  AVERAGE PRICE                               $     1.87           $   1.54
                                              ----------           --------

TOTAL                                         $2,091,719           $693,750
                                              ==========           ========

REPURCHASE OF COMMON STOCK
  PROCEEDS                                    $2,091,719           $693,750
  AVERAGE STOCK PRICE                         $     2.48           $   1.68
                                              ----------           --------

SHARES REPURCHASED                               845,058            412,455
                                              ==========           ========

NET INCREASE IN SHARES
  SHARES SOLD                                  1,121,250            450,000
  SHARES REPURCHASED                             845,058            412,455
                                              ==========           ========

INCREASE IN SHARES                               276,192             37,545
                                              ==========           ========

2. CONVERTIBLE DEBT


TERMS:
  INTEREST RATE                                       10%                10%
  PAR                                             10,000                N/A
  CONVERTIBLE INTO SHARES                         20,000            150,000
  CONVERSION PRICE                                   N/A           $   1.00
  # OF UNITS                                        55.4                N/A
  TOTAL DEBT                                  $  554,000           $150,000

IF CONVERTED METHOD APPLIED TO CONVERTIBLE DEBT

NUMERATOR INCREASE - INTEREST SAVINGS
  ASSUMING A 40% TAX RATE                     $   33,240           $  9,000
                                              ==========           ========

DENOMINATOR INCREASE - ASSUMING CONVERSION     1,108,000            150,000
                                              ==========           ========



                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


COMPUTATION OF WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

                                              YEAR ENDED SEPTEMBER 30,
                                                       1998                                               WEIGHTED
     DATES                               SHARES                        FRACTION OF                        AVERAGE
   OUTSTANDING                         OUTSTANDING                        PERIOD                           SHARES
   -----------                         -----------                        ------                           ------


October through November                 4,138,141                         2/12                            689,690

Common stock issued in connection
  with private placement in December       585,000
                                           -------

December through May                     4,723,141                         6/12                          2,361,571

Exercise of stock options into
  common stock in June                      75,000
                                            ------

June through September                   4,798,141                         4/12                          1,599,380
                                                                                                         ---------


WEIGHTED AVERAGE SHARES                                                                                  4,650,641
                                                                                                         =========

                                              YEAR ENDED SEPTEMBER 30,
                                                       1997
                                                                          PERIOD                         WEIGHTED
     DATES                               SHARES                           HELD IN                        AVERAGE
   OUTSTANDING                         OUTSTANDING                         DAYS                           SHARES
   -----------                         -----------                         ----                           ------

October 1                                2,861,141                          365                         2,861,141

Exercise of stock warrants into
  common stock in October                  100,000                          350                            95,890
                                           -------

October through January                  2,961,141

Conversion of debt to
  common stock in February                 100,000                          227                            62,192
                                           -------

February through April                   3,061,141

Issuance of common stock in connection
  with private placement in May            330,000                          138                           124,767
                                           -------


May through June                         3,391,141

Issuance of common stock in connection
  with private placement in July           747,000                           83                           170,305
                                           -------                                                        -------

July through September                   4,138,141

WEIGHTED AVERAGE SHARES                                                                                 3,314,295
                                                                                                        =========



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

                                    PART III

ITEM 9 - DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

DIRECTORS AND EXECUTIVE OFFICERS.

   The directors and executive officers of the Company as of December 23, 1998 are as follows:

NAME                                   AGE      POSITION WITH THE COMPANY
----                                   ---      -------------------------
Theodore H. Schiffman                  65       Chairman of the Board
Jerome E. Ball                         60       Chief Executive Officer and Vice Chairman of the Board (1)
Michael Schiffman                      33       President, Chief Operating Officer and Director (2)
Noah Fleschner                         62       Director
Samson Helfgott                        59       Director
Philip B. Kart                         49       Chief Financial Officer and Vice President (3)
Stephen Schiffman                      30       Secretary and Vice President of Marketing and Sales for
                                                Terrapin

(1) Jerome E. Ball was appointed Chief Executive Officer and Vice Chairman of the Company in October 1998 upon the resignation of Theodore H. Schiffman as Chief Executive Officer.

(2) Michael Schiffman served as the Company's Executive Vice President until April 1998 when he was appointed President and Chief Operating Officer, replacing William Mooar, who resigned from the Company.

(3) Philip B. Kart was appointed Chief Financial Officer of the Company effective February 2, 1998. Prior to Mr. Kart's appointment, Theodore H. Schiffman served as the Company's Chief Financial Officer.

         Each of the directors holds office until the next annual meeting of shareholders and until his successor has been duly elected and qualified.

         THEODORE H. SCHIFFMAN, a co-founder of the Company, has been its Chairman and Chief Executive Officer for more than the past five years and has been a director since 1961. He became Chief Financial Officer in July of 1996 and served in that role until February 1998. In October 1998, Mr. Schiffman tendered his resignation and agreed to a five-year consulting and severance arrangement with the Company. The agreement calls for Mr. Schiffman to retain his position as Chairman for six months after the date Mr. Ball joined the Company as Vice Chairman. At such time, Mr. Ball will assume the position of Chairman and Mr. Schiffman will become Chairman Emeritus.

         JEROME E. BALL became Chief Executive Officer and Vice Chairman of the Board effective October 1, 1998. Before joining Forward Industries Mr. Ball served as Chairman and Chief Executive Officer of George Arzt Communications, a full service public relations firm. Prior to that, Mr. Ball had been president of Balson-Hercules Group, a textile manufacturing company which was sold to a Canadian Stock Exchange listed company, Consoltex Group, Inc., Ltd., where he served until 1996. Mr. Ball will assume the role of Chairman six months after the date of joining the Company.

         MICHAEL SCHIFFMAN has been employed by the Company in various capacities and became a director in April 1992. Beginning as a salesman for the Company's advertising specialties products in 1985, Mr. Schiffman became marketing manager for such products in 1987 and, following the acquisition of the custom carrying case business in 1989, was appointed General Manager of that division. Mr. Schiffman has been the Company's Executive Vice-President and a director since 1992. From 1995 through June 1998, Mr. Schiffman was on assignment in Hong Kong due to the growing importance of foreign production. Upon his return, he was appointed to President and Chief Operating Officer of the Company. Michael Schiffman is the son of Theodore H. Schiffman and the brother of Stephen Schiffman. See Item 1. "Description of Business-Production and Materials."

         NOAH FLESCHNER has been Chairman of the Board and Chief Executive Officer of Diversified Data Equipment Corp. and Verified System Solutions, Inc., sellers of new and used computer equipment to dealers and commercial end-users, for more than the past five years. Mr. Fleschner is a Certified Public Accountant. Mr. Fleschner became a director of the Company in October 1994.

         SAMSON HELFGOTT is a founding partner in the law firm of Helfgott & Karas, P.C. Prior to founding Helfgott & Karas, P.C., for 15 years Mr. Helfgott served as Counsel, in New York, to General Electric Company. Prior to his employment at General Electric, Mr. Helfgott was a Patent Attorney for Western Electric Company and for IBM Corporation. He has also worked in private practice for various law firms. Mr. Helfgott holds a Doctorate of Laws degree, cum laude, from Fordham University and is a member of the Bar of the State of New York and is admitted to practice before the United States Patent and Trademark Office and the Canadian Patent Office, the United States Court of Appeals for the Federal Circuit, and the Supreme Court of the United States. Mr. Helfgott became a director of the Company in February 1998.

         PHILIP B. KART became Vice President and Chief Financial Officer of the Company in February 1998. Mr. Kart has 23 years of financial and corporate planning experience. Mr. Kart served as Chief Financial Officer of OnGard Systems, Inc., a publicly held manufacturer of medical equipment, from March 1994 until December 1997. From 1989 until March 1994, Mr. Kart was a principal in Big Stone Partners, a financial consulting firm, and prior to that he held management positions with Agrigenetics Corporation and Union Carbide. Mr. Kart is a Certified Public Accountant and was employed by Price Waterhouse. Mr. Kart received an MBA from City College of New York.

         STEPHEN SCHIFFMAN has been employed by the Company in various capacities for more than the past five years. Beginning in 1990, Mr. Schiffman was employed in the production department, followed by a move to the Purchasing Department and Inventory Control in the Forward Division. Subsequently, Mr. Schiffman moved to the Marketing Department of the Koszegi division in 1995. Presently, Mr. Schiffman is Vice-President of Marketing and Sales for Terrapin and Secretary of the Company. Stephen Schiffman is the son of Theodore H. Schiffman and the brother of Michael Schiffman.

         Pursuant to their respective employment agreements with the Company,
(a) Theodore Schiffman was employed as Chief Executive Officer through September 30, 2000, however, effective October 1, 1998, Mr. Schiffman tendered his resignation and agreed to a five-year consulting and severance arrangement;
(b) Michael Schiffman is employed as President and Chief Operating Officer through September 30, 2001 and the Company has agreed to use its best efforts to elect him annually as a director; and (c) Jerome Ball is employed as Chief Executive Officer and Vice Chairman, effective October 1, 1998 through September 30, 2000, and will assume the position of Chairman six months after his commencement with the Company. See Item 10; "Executive Compensation"

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

         During Fiscal 1998, there were no delinquent filings by any reporting persons of the Company under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION IN FISCAL 1998, 1997 AND 1996

         The following table sets forth certain summary information regarding all cash and non-cash compensation paid by the Company during Fiscal 1998, Fiscal 1997 and Fiscal 1996 to each of its executive officers earning more than $100,000.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                     Long Term Compensation
                               -------------------                     ----------------------
                                                                               Securities
Name and                     Fiscal                         Other Annual        Underlying        All Other
Principal Position            Year           Salary         Compensation         Options       Compensation
------------------           ------          ------         ------------       -----------     -------------
Theodore H. Schiffman,        1998          $268,000             --                  --              --
   Chairman of the Board,     1997          $275,000             --           300,000 shares         --
   Chief Executive Officer    1996          $275,000             --           150,000 shares

Michael Schiffman,            1998          $182,210             -- (a)                              --
   Executive Vice President   1997          $150,000             -- (a)       300,000 shares         --
                              1996          $112,500             -- (a)       150,000 shares

William E. Mooar              1998          $ 75,000             --                  --              --
   President (until           1997          $150,000         $30,000(b)       150,000 shares (c)     --
   April 1998)                1996             --                --                  --              --

(a) Does not include rental value of apartment and related expenses provided to Mr. Schiffman, aggregating approximately $9,000 per month since July 1995, while on Company assignment in Hong Kong.

(b) Signing bonus received upon entering into employment agreement with the Company.

(c) At the time of his resignation, Mr. Mooar held vested and exercisable options for the purchase of an aggregate of 75,000 shares of Common Stock, all of which have since been exercised.


EMPLOYMENT AGREEMENTS

         Effective October 1, 1997, the Company entered into an employment agreement with Theodore H. Schiffman (the "THS Agreement") pursuant to which Mr. Schiffman was employed as Chief Executive Officer of the Company. The THS Agreement provided for an annual salary of $275,000 plus annual bonus compensation generally equal to 5% of net pre-tax annual income of the Company in excess of $1,000,000 (which is determined without taking into consideration bonus compensation payable to any employee, including Mr. Schiffman). Effective October 1, 1998, this agreement, which was due to expire on September 30, 2000, was terminated and the Company entered into a consulting agreement with Mr. Schiffman (the "THS Consulting Agreement"). Pursuant to this agreement, Mr. Schiffman will receive an annual consulting fee of $200,000 for a period of five years, ending September 30, 2003. In addition, Mr. Schiffman will receive severance payments totaling $350,000, of which $200,000 is payable on January 1, 1999 and $150,000 on the 15th-month anniversary thereof and a reduction in the exercise price of his 450,000 options to $1.10 per share. Mr. Schiffman will step down as Chairman six months from the date Mr. Ball joined the Company and thereafter become Chairman Emeritus. If Mr. Schiffman dies during his consulting term, and if the Company is the recipient of at least $1,000,000 of proceeds of insurance on his life, the Company will pay to his widow, or if his wife has predeceased him, his estate, a monthly death benefit of $10,000 for a ten-year period. If the Company is not the recipient of at least $1,000,000 of insurance, such monthly death benefit will be paid for a period of three years, followed by a monthly death benefit of $5,000 for seven years; if his widow dies prior to the end of such ten year period, such payments will cease. The THS Consulting Agreement may be terminated as a result of bad faith conduct on the part of Mr. Schiffman. In addition, Mr. Schiffman has agreed to a three year non-compete arrangement and to maintain confidentiality of trade secrets and work product.

         Effective October 1, 1998, the Company entered into an employment agreement with Jerome E. Ball (the "JEB Agreement") pursuant to which Mr. Ball is employed as Chief Executive Officer and Vice Chairman, and six months thereafter, as Chairman, through September 30, 2000. The JEB Agreement provides for an annual salary of $201,600 plus an annual bonus equal to ten (10%) percent of the pre-tax operating profit in excess of $675,000 (which is determined without taking into consideration bonus compensation payable to any individual). In addition, Mr. Ball received options to purchase 250,000 shares of Common Stock at an exercise price of $1.75 per share. Of such options, options to purchase 125,000 of such shares become exercisable every six months during the employment term, provided that Mr. Ball is still employed by the Company. The JEB Agreement also provides that the Company grant Mr. Ball options to purchase up to an additional 250,000 shares of Common Stock at an exercise price of $2.00 per share if the Company's stock price averages $3.50 for a 180 day period.

         Effective November 1, 1997, the Company entered into an employment agreement with Michael Schiffman, employing Mr. Schiffman as Executive Vice president of the Company through October 31, 2000 at an annual salary of $150,000, plus annual bonus compensation generally equal to 7.5% of net annual pre-tax income of the Company in excess of $1000,000 (which is determined without taking into consideration bonus compensation payable to any employee, including Mr. Schiffman). Effective April 1, 1998, Mr. Schiffman replaced William Mooar as President and Chief Operating Officer of the Company following Mr. Mooar's resignation in April, 1998.

         Effective October 1, 1998, the Company entered into an employment agreement with Michael Schiffman, employing Mr. Schiffman as President and Chief Operating Officer of the Company through September 30, 2001 at an annual salary of $230,000, plus annual bonus compensation equal to 3% of all sales by the Company over $13 million per year, payable on a pro rate basis quarterly during the following fiscal year. In addition, Mr. Schiffman was granted options to purchase up to 600,000 shares of Common Stock at the then current market price, vesting in equal 200,000 share amounts, contingent upon the Company achieving sales of $16 million, $18.5 million, and $21 million in any fiscal year.

         Effective October 14, 1996, the Company entered into an employment agreement (as amended, the "WEM Agreement") with William Mooar, pursuant to which Mr. Mooar served as President of the Company and performed duties for the Company of a senior executive nature until his resignation in April 1998. Simultaneously, Mr. Mooar became a director of the Company. Mr. Mooar was employed at an annual base salary of $150,000, and received a signing bonus of $30,000 and received incentive compensation with respect to each fiscal year of the Company ending during the term of the WEM Agreement equal to the product of
(i) $100,000, and (ii) a fraction, the numerator of which was the Company's audited pre-tax operating profit (if any) for such fiscal year and the denominator of which was $500,000. The WEM Agreement provided that Mr. Mooar receive an option to purchase 150,000 shares of Common Stock at an exercise price equal to the fair market value of such shares as of the date of the approval of the shareholders of the Company thereof. The option was to vest in four equal semi-annual installments commencing October 14, 1996, provided that Mr. Mooar continued in the Company's employ at such vesting date. The WEM Agreement also provided that the Company grant Mr. Mooar an additional option (the "Incentive Option") to purchase an additional 250,000 shares of Common Stock if the Company's audited pre-tax operating income for its 1997 or 1998 fiscal year was at least $1,000,000. Effective April 1, 1998, William Mooar resigned as President of the Company. At the time of his resignation, Mr. Mooar held vested and exercisable options for the purchase of an aggregate of 75,000 shares of Common Stock, all of which have since been exercised.

OPTION GRANTS

         The following table indicates all option grants to each of the individuals named in the Summary Compensation Table during Fiscal 1998.

         OPTION GRANTS IN FISCAL 1998

         None.

         STOCK OPTIONS HELD AT END OF FISCAL 1998

         The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation Table as of September 30, 1998. No options to purchase Common Stock were exercised during Fiscal 1998 and no stock appreciation rights were outstanding during Fiscal 1998. No options were in-the-money at the end of Fiscal 1998.

                                            Number of Securities
                                           Underlying Unexercised
                                        Options at September 30, 1998
                                        ------------------------------
Name                                 Exercisable            Unexercisable
----                                 -----------            -------------
Theodore H. Schiffman                   351,000                99,000
Michael Schiffman                       351,000                99,000


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is information, as of December 23, 1998, with respect to the beneficial ownership of the Common Stock by (i) each person or group who is known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each of the directors of the Company, (iii) each of the executive officers of the Company named in the compensation table under
Item 10, "Executive Compensation", and (iv) all directors and executive officers of the Company, as a group (five persons). Information as to Robert S. Ellin and related investors is based on a Schedule 13D, as amended, filed by such group.

                                                      Number of Shares                             Percent
Identity of Beneficial Owners                         Of Common Stock                              of Class
-----------------------------                         ---------------                              --------
Theodore H. Schiffman                                 572,000 shares (a)(b)(c)                       9.1%
400 Post Avenue
Westbury, New York 11590

Jerome E. Ball                                        410,000 shares (d)                             6.7%
400 Post Avenue
Westbury, New York 11590

Robert S. Ellin and related investors                 1,372,450 shares(e)                           20.5%
750 Lexington Avenue
New York, NY 10022

Michael Schiffman                                     851,327 shares (b)(c)(f)                      13.2%
400 Post Avenue
Westbury, New York 11590

William E. Mooar
Samson Helfgott                                       75,000 shares                                    *
400 Post Avenue
Westbury, New York 11590

Noah Fleschner                                        330 shares                                       *
400 Post Avenue
Westbury, New York 11590

Samson Helfyott
400 Post Avenue
Westbury, New York 11590

All directors and executive                           1,974,907 shares                              29.3%
officers as a group (5 persons)                       (a)(b)(d)(f)(g)

(a) Includes 40,700 shares owned by Mr. Schiffman's wife, as to all of which shares Mr. Schiffman disclaims beneficial ownership.

(b) Includes 150,000 shares subject to options granted by the Company on October 12, 1994 to each of Theodore H. Schiffman and Michael Schiffman at an exercise price of $1.50 per share and 201,000 shares subject to options granted by the Company on November 15, 1996 to each of Theodore H. Schiffman and Michael Schiffman at an exercise price of $2.00 per share. Theodore H. Schiffman's option price, for all such options was reduced to $1.10 in connection with his resignation and the THS Consulting Agreement.

(c) Theodore H. Schiffman, the Chairman of the Board and the Chief Executive Officer of the Company, is the father of Michael Schiffman, the Executive Vice President and a director of the Company and Stephen Schiffman, the Secretary of the Company. Each of Theodore H. Schiffman, Michael Schiffman and Stephen Schiffman disclaims beneficial ownership of shares beneficially owned by the others.

(d) Includes 240,000 shares of Common Stock issuable upon the exercise of private Placement Warrants.

(e) Includes (i) 199,500 shares of Common Stock owned by Atlantis Equities, Inc. ("Atlantis"), a corporation for which Mr. Ellin is the sole officer and director, (ii) 91,950 shares of Common Stock issuable upon the exercise of Class B Warrants held by Atlantis, (iii) 37,500 shares of Common Stock owned by Robert Ellin Family 1997 Trust (the "Trust"), of which Mr. Ellin's father is the trustee and of which his minor children are the beneficiaries as to which Mr. Ellin disclaims beneficial ownership, (iv) 89,500 shares of Common Stock owned by Mr. Ellin, (v) 148,000 shares of Common Stock owned by the Robert Ellin Profit Sharing Plan (the "Plan") of which Mr. Ellin is the beneficiary, (vi) 108,000, 15,000 and 75,000 shares of Common Stock issuable upon the exercise of Private Placement Warrants held by Mr. Ellin, Atlantis, and the Plan, respectively, (vii) 108,000 shares of Common Stock issuable upon the exercise of Private Placement Warrants held by Mr. Ellin, (viii) 15,000 shares of Common Stock issuable upon the exercise of Private Placement Warrants held by Atlantis, (ix) 210,000 shares of Common Stock issuable upon the exercise of Private Placement Warrants held by the Plan, and (x) 110,000 shares of Common Stock and 165,000 shares of Common Stock issuable upon the exercise of Private Placement Warrants held by Nancy J. Ellin, the wife of Mr. Ellin.

(f) Includes 150,000 shares of Common Stock issuable upon the exercise of Private Placement Warrants.

(g) Includes 4,625 shares subject to options, in addition to those referred to in notes (a)(b)(d) and (f).

*    Less than 1.0%.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has made unsecured loans from time to time to Mr. and Mrs. Theodore H. Schiffman and to Mr. Schiffman's son Michael Schiffman. As of September 30, 1998, (a) Theodore A Schiffman had executed a promissory note to the Company in the principal amount of $235,535, bearing interest at 6% per annum, payable annually on September 30 of each year, commencing September 30, 1996, with the first four installments each in the sum of $50,000 and the remaining installment in the sum of the balance due, of which, the principal amount of $92,452, plus interest, remains due; Mr. Theodore Schiffman did not make the last required payment during Fiscal 1998, pending finalization of the THS Consulting Agreement which requires repayment of the loan in full out of his consulting fee over the term of such agreement, and (b) Michael Schiffman had executed a similar note in the principal amount of $50,000 in principal amount, bearing interest at 7% per annum, payable in equal annual installments of $10,000 each September 30 commencing September 30, 1996 through September 30, 2000, of which $20,000 in principal amount, plus interest, remains due. The balance of the loan to Mrs. Schiffman at September 30, 1998, $3,821, is due on demand with interest of 6% per annum.

         Theodore H. Schiffman's son, Stephen Schiffman, is employed by the Company at an annual salary of $42,000. Stephen Schiffman is the Company's Secretary and an administrator of the Company's Terrapin(TM) line of notebook computer carrying cases.

         Jerome E. Ball, Chief Executive Officer of the Company, purchased one Unit in the 1997 Private Placement for $25,000. Accordingly, the Company was indebted to Mr. Ball in the amount of $10,000, pursuant to the terms of the 1997 Private Placement. In addition, Mr. Ball purchased an additional $60,000 of Notes issued in the 1997 Private Placement from the Company. All such Notes were converted into an aggregate of 140,000 shares of Common Stock and Private Placement Warrants to purchase 210,000 shares of Common Stock on December 4, 1998. Mr. Ball agreed, for a period of one year, not to sell or otherwise dispose of securities received upon conversion of the Notes held by him without the Company consent.

         On December 2, 1998, Michael M. Schiffman, President of the Company, purchased $50,000 of the Notes issued in the 1997 Private Placement from the Company. All such Notes were converted into and aggregate of 100,000 shares of Common Stock and Private Placement Warrants to purchase 150,000 shares of Common Stock on December 4, 1998. Mr. Schiffman agreed, for a period of one year, not to sell or otherwise dispose of securities received upon conversion of the Notes held by him without the Company's consent.

         On December 2, 1998, Philip B. Kart, Chief Financial Officer of the Company, purchased $20,000 of the Notes issued in the 1997 Private Placement from the Company. All such Notes were converted into an aggregate of 40,000 shares of Common Stock and Private Placement Warrants to purchase 60,000 shares of Common Stock on December 4, 1998. Mr. Kart agreed, for a period of one year, not to sell or otherwise dispose of securities received upon conversion of the Notes held by him without the Company's consent.

         In July and December 1997, Robert S. Ellin and related investors purchased an aggregate of 5.6 Units in the 1997 Private Placement. On August 11, 1998, Mr. Ellin purchased one half Unit in a privately negotiated transaction for $22,500.

         On December 2, 1998, (i) Nancy J. Ellin, the wife of Mr. Ellin, purchased for $55,000 principal amount of Notes from the Company which converted into 110,000 shares of Common Stock and Private Placement Warrants to purchase 165,000 shares of Common Stock and (ii) the Robert Ellin Profit Sharing Plan purchased for $45,000 principal amount of Notes from the Company which converted into an aggregate of 90,000 shares of Common Stock and Private Placement Warrants to purchase 135,000 shares of Common Stock. Such investors agreed, for a period of one year, not to sell or otherwise dispose of securities received upon conversion of the Notes held by him and related investors of which he is beneficial owner, without the Company's consent.

         Mr. Ellin is currently in negotiations with the Company concerning his becoming a consultant to the Company; however, the Company and Mr. Ellin have not reached any agreement as to any such consulting agreement and there can be no assurance that any such agreement will be reached. In November 1998, Mr. Ellin received a fee of $40,000 in connection with his recruitment of Jerome E. Ball as the Company's Chief Executive Officer.

         On September 1, 1995, the Company borrowed $100,000 from Carl Waldman, uncle of Theodore H. Schiffman, for a term of five years pursuant to a promissory note bearing interest at 10% per annum, of which $42,670 is currently outstanding.

         The Company has incurred indebtedness created in connection with letters of credit extended for the benefit of the Company by a corporation controlled by the spouse of Cheryl Fenster Fishoff. The Company pays such corporation a commission of 5% of the amount of the letters of credit, together with expenses related to opening and collection of such letters of credit, and interest on the open balances thereof at 1.5% over the prime rate of the issuing bank. At September 30, 1998, no indebtedness was outstanding. During Fiscal 1998, the Company incurred interest on open letters of credit in the amount of $14,500.

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

         (d) Certificate of Amendment of Certificate of Incorporation filed by the New York Department of State on August 22, 1997.(Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30,
                  1997)

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

          (ff) Business Loan and Security Agreement dated April 13, 1998 between Forward Industries, Inc., Koszegi Industries, Inc. and Summit Bank (without exhibits).(incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 12, 1998)

* Filed herewith

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

         (k) Employment Agreement dated October 1, 1997 between the Company and Theodore H. Schiffman (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

         (l) Employment Agreement dated November 1, 1997 between the Company and Michael Schiffman (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

         (m) Security Agreement dated September 30, 1997 between Koszegi and Amplaco Group, Inc., ("Amplaco") (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

         (n) Subordination Agreement and Assignment executed by Koszegi and delivered to The Bank of New York for the benefit of Amplaco, dated September 30, 1997(incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-KSB for the period ended September 3, 1997)

         (o) Agreement of Sublease between Koszegi and Amplaco dated September 30, 1997 (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

         (p) License Agreement between Koszegi and Amplaco dated September 30, 1997 (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

         (q) Asset Purchase Agreement between Koszegi and Amplaco, dated September 30, 1997 (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

         (r) Amendment, dated November 6, 1997 to Warrant Agreement dated as of October 20, 1994 Between the Company and Chase Mellon Shareholder Services (f/k/a Mellon Securities Trust Company) (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

         (s) Amendment, dated December 18, 1997 to Warrant Agreement dated as of October 20, 1994 Between the Company and Chase Mellon Shareholder Services (f/k/a Mellon Securities Trust Company) (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)
         (t) Agreement between the Company, Koszegi and MedCovers, Inc. dated July 31, 1998 regarding contract-manufacturing services to be provided by MedCovers, Inc. and for the purchase of certain assets of Koszegi*

         (u) Employment Agreement effective as of October 1, 1998 between the Company and Jerome E. Ball.*

         (v) Consulting Agreement effective as of October 1, 1998 between the Company and Theodore H. Schiffman.*

         (w) Employment Agreement effective as of October 1, 1998, between the Company and Michael Schiffman.*


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

Dated: December 23, 1998          FORWARD INDUSTRIES, INC.

                                  By: /s/ Jerome E. Ball
                                      ----------------------------------
                                      Jerome E. Ball
                                      Chief Executive Officer, and
                                      Vice Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


December 23, 1998                 /s/ Jerome  E. Ball
                                  --------------------------------------
                                  Jerome E. Ball
                                  Chief Executive Officer, and
                                  Vice Chairman of the Board
                                  (Principal Executive Officer)

December 23, 1998                 /s/ Philip B. Kart
                                  --------------------------------------
                                  Philip B. Kart
                                  Chief Financial Officer and Vice President
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)

December 23, 1998                 /s/ Theodore H. Schiffman
                                  --------------------------------------
                                  Theodore H. Schiffman
                                  Chairman of the Board

December 23, 1998                 /s/ Michael Schiffman
                                  --------------------------------------
                                  Michael Schiffman
                                  President and Director

December 23, 1998                 /s/ Noah Fleschner
                                  --------------------------------------
                                  Noah Fleschner
                                  Director

December 23, 1998                 /s/ Samson Helfgott
                                  --------------------------------------
                                  Samson Helfgott
                                  Director