Form 10QSB
period 1998-12-31
FORWARD INDUSTRIES INC
filed 1999-02-03
CIK 38264

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1998.

                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____



                         Commission file number 0-6669

                            FORWARD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)




               New York                                 13-1950672
----------------------------------------   ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


     400 Post Avenue, Westbury, NY                         11590
----------------------------------------   ------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (516) 338-0700
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


                 275 West Hempstead Avenue, Hempstead, NY 11552
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of January 22, 1999, 5,906,141 Shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                      THREE MONTHS ENDED DECEMBER 31, 1998

                                    CONTENTS


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheets
                as of December 31, 1998 (Unaudited)
                and September 30, 1998                                        3

         Consolidated Statements of Income
                (Unaudited) for the Three Months
                ended December 31, 1998 and 1997                              5

         Consolidated Statements of Comprehensive Income
                for the Three Months ended December 31, 1998 and 1997         6

         Consolidated Statements of Cash Flows
                (Unaudited) for the Three Months
                ended December 31, 1998 and 1997                              7

         Notes to Form 10-QSB (Unaudited)                                     9

Item 2.  Management's Discussions and Analysis                               14


PART II. OTHER INFORMATION                                                   18

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities                                               18

Item 3.  Defaults upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

PART I.  ITEM 1. FINANCIAL STATEMENTS



                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                  December 31,             September 30,
                                                                      1998                      1998
                                                                  ------------             -------------
ASSETS                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                    $   492,133               $    703,920
     Accounts receivable, less allowance for doubtful
         accounts of  $110,800 and $110,800                         2,182,677                  2,906,843
     Inventories - net                                              1,219,383                  1,083,662
     Notes and loans receivable - current portion                     261,067                    350,822
     Notes and loans receivable - officers - current portion           28,490                     32,311
     Prepaid expenses and other current assets                        560,434                    343,536
     Deferred income taxes                                            193,991                    246,632
                                                                  -----------               ------------
         Total current assets                                       4,938,175                  5,667,726
                                                                  -----------               ------------

PROPERTY, PLANT AND EQUIPMENT - net                                   287,789                    187,454
                                                                  -----------               ------------

OTHER ASSETS:
     Deferrred income taxes                                         1,502,395                  1,502,395
     Note receivable - net of current portion                         328,267                    345,766
     Property and equipment held for sale                              68,033                    154,200
     Notes and loans receivable - officers - net of
         current portion                                               83,961                     83,962
     Deferred debt costs                                               62,774                     85,161
     Other assets                                                      60,979                     59,412
                                                                  -----------               ------------
                                                                    2,106,409                  2,230,896
                                                                  -----------               ------------
                                                                  $ 7,332,373               $  8,086,076
                                                                  ===========               ============







              The accompanying notes are an integral part of these
                             financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                       December 31,          September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                       1998                  1998
                                                                       ------------          -------------
                                                                        (Unaudited)
 CURRENT LIABILITIES:
     Borrowings under credit line                                      $   490,615           $ 1,244,103
     Accounts payable                                                    1,247,731             1,215,572
     Convertible notes payable                                                  --               554,000
     Notes payable - related party                                          27,524                42,670
     Accrued expenses and other current liablilites                      1,129,915             1,218,574
     Accrued severance to officer                                          346,704               350,000
                                                                       -----------           -----------

              Total current  liabilities                                 3,242,489             4,624,919
                                                                       -----------           -----------


COMMITMENTS


STOCKHOLDER'S EQUITY:
     Preferred stock, 4,000,000 authorized shares par
              value $.01; none issued                                           --                    --
     Common stock, 40,000,000 authorized shares, par value
              $.01; issued 6,071,031 shares and 4,963,031 shares
              (including 164,890 held in treasury)                          60,710                49,630
     Paid-in capital                                                     7,364,123             6,551,703
     Accumulated deficit                                                (3,082,386)           (2,884,346)
     Comprehensive income adjustment                                       (14,450)              (17,717)
                                                                       -----------           -----------
                                                                         4,327,997             3,669,270
     Less:  Cost of shares in treasury                                     238,113               238,113
                                                                       -----------           -----------

            Total stockholders' equity                                   4,089,884             3,461,157
                                                                       ===========           ===========

                                                                       $ 7,332,373           $ 8,086,076
                                                                       ===========           ===========










              The accompanying notes are an integral part of these
                             financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                      Three Months Ended
                                                                          December 31,
                                                              ----------------------------------
                                                                  1998                   1997
                                                                 ------                 ------
     NET SALES                                                $ 3,963,133            $ 3,392,854
     COST OF GOODS SOLD                                         2,777,820              2,177,090
                                                              -----------            -----------
     GROSS PROFIT                                               1,185,313              1,215,764
                                                              -----------            -----------

     OPERATING EXPENSES:
           Distribution                                             8,587                  6,833
           Selling                                                370,493                419,174
           General and administration                             651,503                687,723
                                                              -----------            -----------
                                                                1,030,583              1,113,730
                                                              -----------            -----------

     INCOME FROM OPERATIONS                                       154,730                102,034
                                                              -----------            -----------

     OTHER INCOME (DEDUCTIONS):
           Interest expense                                       (46,339)               (76,500)
           Interest expense - related parties                        (950)                (6,030)
           Interest income                                          7,996                 36,017
           Rental income - net                                         --                (60,730)
           Other income - net                                      16,165                672,809
                                                              -----------            -----------
                                                                  (23,128)               565,566
                                                              -----------            -----------

     INCOME BEFORE PROVISION
           FOR INCOME TAXES                                       131,602                667,600
     PROVISION FOR INCOME TAXES                                    52,641                267,040
                                                              -----------            -----------
     INCOME BEFORE EXTRAORDINARY ITEM                              78,961                400,560

     EXTRAORDINARY ITEM:
           Non-cash interest charge upon conversion
           of promissory notes (net of income tax
           benefit of $ -0-) (Note 4)                            (277,000)                    --
                                                              -----------            -----------
     NET INCOME (LOSS)                                        $  (198,039)           $   400,560
                                                              ===========            ===========

     NET INCOME (LOSS) PER COMMON AND COMMON
           EQUIVALENT SHARE:
              Basic:
                    Income before extraordinary item                 $.02                   $.09
                    Extraordinary item                               (.05)                   .00
                                                                    -----                   ----
                                                                    $(.03)                  $.09
                                                                    =====                   ====
              Diluted:
                    Income before Extraordinary Item                 $.02                   $.07
                    Extraordinary item                               (.05)                   .00
                                                                    -----                   ----
                                                                    $(.03)                  $.07
                                                                    =====                   ====

     WEIGHTED AVERAGE NUMBER OF
         COMMON AND COMMON EQUIVALENT
         SHARES OUTSTANDING                                     5,167,474              4,333,741
                                                                =========              =========

     DIVIDENDS                                                       NONE                   NONE




              The accompanying notes are an integral part of these
                             financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                  (UNAUDITED)



                                                   Three Months Ended
                                                      December 31,
                                             ------------------------------
                                                1998                1997
                                               ------              ------


     NET INCOME (LOSS)                       $(198,039)          $ 400,560


     COMPREHENSIVE INCOME ADJUSTMENTS:
            Foreign currency translation       (14,450)                 --
                                             ---------           ---------

     COMPREHENSIVE INCOME (LOSS)             $(212,489)          $ 400,560
                                             =========           =========



























              The accompanying notes are an integral part of these
                             financial statements

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                           ---------------------------------
                                                                              1998                    1997
                                                                             ------                  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $(198,039)             $  400,560
     Adjustments to reconcile net income to net cash provided by (used in)
         continuing operations:
              Extraordinary interest charge                                  277,000                      --
              Gain on sales of property and equipment                             --                (574,236)
              Depreciation and amortization                                    9,375                  36,909
              Amortization of deferred debt costs                             22,387                  24,014
              Deferred taxes                                                  52,641                 267,040
              Non-cash compensation                                               --                   6,250
Changes in assets and liabilities:
                 Accounts receivable                                         724,166                 481,949
                 Inventories                                                (135,721)               (405,119)
                 Prepaid expenses and other current assets                  (130,731)                 36,616
                 Other assets                                                 (1,467)                (16,433)
                 Accounts payable                                             32,159                (774,370)
                 Accrued expenses and other current liabilities              (88,659)                 47,782
                 Accrued severance to officer                                 (3,296)                     --
                                                                           ---------              ----------
NET CASH (USED IN) PROVIDED BY OPERATIONS                                    559,815                (469,038)
                                                                           ---------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of property                                           --                 643,830
     Proceeds from notes and loans receivable                                107,254                 541,788
     Proceeds from collections from officers                                   3,822                  15,000
     Purchases of property, plant and equipment                             (109,811)                (61,719)
                                                                           ---------              ----------

NET CASH PROVIDED BY
     INVESTING ACTIVITIES                                                      1,265               1,138,899
                                                                           ---------              ----------





               The accompanying notes are an integral part of the
                      consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                                   Three Months Ended
                                                                                      December 31,
                                                                           ----------------------------------
                                                                              1998                    1997
                                                                             ------                  ------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) short-term borrowings                    (753,488)                (149,667)
     Proceeds from long-term notes                                               --                   10,000
     Payments of long-term notes                                                 --                 (225,001)
     Payments of mortgage                                                        --               (1,057,748)
     Payments of notes payable - related parties                            (15,146)                      --
     Proceeds from issuances of stock                                            --                  292,500
     Deferred offering costs                                                 (7,500)                 (19,739)
     Deferred debt costs                                                         --                  (13,159)
                                                                         ----------               ----------

NET CASH USED IN FINANCING ACTIVITIES                                      (776,134)              (1,162,814)
                                                                         ----------               ----------

EFFECT OF EXCHANGE RATE CHANGES                                               3,267                       --
                                                                         ----------               ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (211,787)                (492,953)

CASH AND CASH EQUIVALENTS - beginning                                       703,920                1,365,198
                                                                         ----------               ----------

CASH AND CASH EQUIVALENTS - ending                                       $  492,133               $  872,245
                                                                         ==========               ==========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                        $   19,215               $  230,380
         Income taxes                                                    $   10,000               $      529

SCHEDULE OF NON-CASH ACTIVITES:
     Discount on repayment of mortgage debt                              $       --               $   55,529
     Offset of deferred offering costs to paid in capital                $       --               $   86,681
     Warrants issued for services rendered                               $       --               $    6,250
     Issuance of common stock upon conversion of                         $  554,000               $       --
               long-term debt
     Issuance of promissory notes upon closing of                        $       --               $  185,000
         Private Placement Units
     Sale of property and equipment held for sale                        $   86,167               $       --





               The accompanying notes are an integral part of the
                      consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDAIRIES

                              NOTES TO FORM 10-QSB

                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         The information in this Form 10-QSB includes the results of operations of Forward Industries, Inc. ("the Company") and its wholly-owned subsidiary, Koszegi Industries, Inc. ("Koszegi"), for the periods ended December 31, 1998 and 1997. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

         The accounting policies utilized in the preparation of this Form 10-QSB are the same as those set forth in the Company's annual Form 10-KSB for the fiscal year ended September 30, 1998 and should be read in conjunction with the disclosures presented therein.

         Certain prior period balances have been reclassified to conform to the current period classification.

         All information in this Form 10-QSB has been adjusted to give effect for a one-for-two reverse stock split, as declared by the Board of Directors, of the Company's issued and outstanding common stock, par value $.01 per share, effected on December 23, 1997.

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


3.       BORROWINGS UNDER CREDIT LINE

         In April 1998, the Company established a credit facility with a new bank which provides for a maximum line of credit for working capital of $4.5 million, including letters of credit. Borrowing availability is based on a formula of accounts receivable and inventory. At December 31, 1998 amounts outstanding were $490,600. In addition, the Company was contingently liable under letters of credit in the amount of $582,600. The credit agreement provides for certain financial covenants. Forward and Koszegi were not in compliance at December 31, 1998. The bank has waived compliance with such convenants.


4.       ISSUANCE OF COMMON STOCK FOR PROMISSORY NOTES

         In December 1997, the Company consummated a private offering of securities consisting of units ("Units"), each Unit comprised of (i) 30,000 shares of Common Stock, (ii) one warrant (a "Private Placement Warrant") to purchase up to 30,000 shares of Common Stock at $4.00 per share and (iii) one unsecured convertible promissory note (a "Note") in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. A total of 55.4 Units were sold for $25,000 per unit, aggregating gross proceeds of $1,385,000. Included in the Units sold was $554,000 aggregate principal amount of convertible promissory notes. On December 4, 1998, the company exercised its option to convert all of such Notes into a total of 1,108,000 shares of Common Stock and Private Placement Warants to purchase 1,662,000 shares of Common Stock. Interest, which had accrued on such Notes of approximately $72,000, was paid on that date.

         In connection with the conversion of its Notes into Common Stock, the Company recorded a non-cash, extraordinary charge against earnings of $277,000. This amount, recorded as interest expense, reflects the difference between the average bid and asked price per share of the Company's stock on December 4, 1998 (the date on which such conversion occurred) on the Nasdaq SmallCap Market, $.75, and, the price at which the Company converted such shares, $.50, aggregated by the total shares issued. No tax benefit has been recorded in connection with this interest charge as it is not deductible for federal income taxes.


5.       INVENTORY

         Inventory consists of the following:

                                      December 31, 1998    September 30, 1998
                                      -----------------    ------------------
                                         (Unaudited)

                  Raw materials           $  169,808            $  101,859
                  Work in process             49,045               119,095
                  Finished goods           1,000,580               862,708
                                          ----------            ----------
                                          $1,219,383            $1,083,662
                                          ==========            ==========
6.       SALE OF BUILDING

         In December 1997, the Company sold a building for $830,000 and recognized a profit of approximately $669,000. Such profit is included in other income in the consolidated statement of income.


7.       SUBSEQUENT EVENTS

         The Company received a letter from the staff of the Nasdaq Stock Market dated January 27, 1999, notifying the Company that it is in compliance with the bid price requirement for continued listing on the Nasdaq SmallCap Market.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1998                   1997
                                                             ----                   ----
NUMERATOR

   Income from continuing operations:
     Income from continuing operations:                  $    78,961             $  400,560
     Less:  Preferred dividends                                   --                     --
                                                         -----------             ----------

     Income available to common stockholders
       used in basic EPS                                      78,961    BASIC       400,560

     Impact of potential common shares:
       Convertible debt                                           --                  8,310
                                                         -----------             ----------

     Income available to common stockholders after
       assumed conversions of dilutive securities        $    78,961   DILUTED   $  408,870
                                                         ===========             ==========

   Loss from extraordinary item                          $   (277,00)            $       --
                                                         ===========             ==========

DENOMINATOR

   Weighted average number of common shares
     outstanding  - See schedule                           5,167,474    BASIC     4,333,141

   Impact of potential common shares:
     Stock options and warrants                               91,016                263,410
     Convertible debt                                         N/A                 1,108,000
                                                         -----------             ----------

                                                           5,258,490   DILUTED    5,704,551
                                                         ===========             ==========

BASIC EPS

   Income from continuing operations                          $  .02                $  0.09
   Extaordinary Item                                            (.05)                  0.00
                                                              ------                -------
                                                              $ (.03)               $  0.09
                                                              ======                =======

DILUTED EPS

   Income from continuing operations                          $  .02                $  0.07
   Extraordinary Item                                           (.05)                  0.00
                                                              ------                -------
                                                              $ (.03)               $  0.07
                                                              ======                =======

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                                     THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                 ---------------------------
                                                                 1998                   1997
                                                                ----                   ----
CALCULATIONS

   1.  Stock Options

        Treasury Stock Method Applied to Stock Options
        Sale of common stock
           Total options and warrants outstanding               219,000              1,271,250
            Average price                                         $0.50                  $1.84
                                                              ---------            -----------

                           Total                              $ 109,500            $ 2,335,469
                                                              =========            ===========

        Repurchase of common stock
            Proceeds                                          $ 109,500            $ 2,335,469
            Average stock price                                   $0.86                  $2.32
                                                              ---------            -----------

            Shares repurchased                                  127,984              1,007,840
                                                              =========            ===========

        Net increase in shares
            Shares sold                                         219,000              1,271,250
            Shares repurchased                                  127,984              1,007,840
                                                              ---------            -----------

            Increase in shares                                   91,016                263,410
                                                              =========            ===========

     2.  Convertible debt

            Terms:
               Interest rate                                                                10%
               Par                                                                 $    10,000
               Convertible into shares                                                  20,000
               Conversion price                                                            N/A
               # of units                                                          $        55
            Total debt                                                             $   554,000

            If-converted Method Applied to Convertible Debt

            Numerator increase - interest savings assuming
               a 40% tax rate                                                      $     8,310
                                                                                   ===========

            Denominator increase - assuming conversion                               1,108,000
                                                                                   ===========


                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


Computation of Weighted Average Number of Common Shares Outstanding


                               DECEMBER 31, 1998
                               -----------------


                                                                              Weighted
            Dates                            Shares           Fraction         Average
         Outstanding                       Outstanding        of Period        Shares
         -----------                       -----------        ---------        ------
October through November                    4,798,141            2/3          3,198,761

Common stock issued in connection with
     conversion of private placement debt
     in December                            1,108,000
                                            ---------

December                                    5,906,141            1/3          1,968,714
                                                                              ---------

Weighted Average Shares                                                       5,167,474
                                                                              =========




                               DECEMBER 31, 1997
                               -----------------


                                                                              Weighted
            Dates                            Shares           Fraction         Average
         Outstanding                       Outstanding        of Period        Shares
         -----------                       -----------        ---------        ------
October through November                    4,138,141            2/3          2,758,761

Common stock issued in connection
    with private placement in December        585,000
                                            ---------

December                                    4,723,141            1/3          1,574,380
                                                                              ---------


Weighted Average Shares                                                       4,333,141
                                                                              =========


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

         The following discussion and analysis compares the results of the Company's continuing operations for the three months ended December 31, 1998, and the three months ended December 31, 1997.

THREE MONTHS ENDED DECEMBER 31, 1998 (THE "1998 QUARTER") COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997 (THE "1997 QUARTER").

         The 1998 Quarter reflected a net loss of ($198,000) compared to net income of $400,600 in the 1997 Quarter. However, after excluding certain non-recurring items, net income improved by nearly $80,000. Excluding the gain on the sale of a building in the 1997 Quarter of $401,400, the operations generated a net loss of approximately $800. In the 1998 Quarter, operations generated net income of $79,000 prior to the extraordinary non-cash charge of $277,000 described below. Basic earnings per share from continued operations decreased from $.09 in the 1997 Quarter to $.02 in the 1998 Quarter, while diluted earnings per share from continuing operations decreased from $.07 in the 1997 Quarter to ($.03) in the 1998 Quarter.

REVENUES.

         Net sales increased $570,200 (17%) to $3,963,100 in the 1998 Quarter, from $3,392,900 in the 1997 Quarter. The increase is attributable to growth in business from both existing and new customers.

OPERATING INCOME.

         Consolidated pretax income from continuing operations decreased by $536,000 to a profit of $131,600 in the 1998 Quarter, from $667,600 in the 1997
Quarter. The decrease is wholly related to the gain on the sale of the Company's building, representing $669,000 before tax, in the 1997 Quarter. Excluding this item, the comparison would show a pretax operating loss of $1,400 in the 1997 Quarter compared with pretax operating income in the 1998 Quarter of $131,600, an increase of $133,000. The increase in pretax profits relates primarily to decreases in selling expenses of $48,700, general and administrative expenses of $36,200, and other income and deductions of $80,300, as described below. These expense reductions were offset by gross profit, which decreased $30,500 to $1,185,300 in the 1998 Quarter from $1,215,800 in the 1997
Quarter, and the gross margin percentage decreased from 36% to 30%. The gross margin percentage in 1997 was the result of certain adjustments and non-recurring items associated with discontinued operations. The gross profit in 1998 is more indicative of margin percentages on a continuing basis.

         Selling expenses decreased $48,700 (12%) from $419,200 in the 1997 Quarter to $370,500 in the 1998 Quarter due to lower sales commissions. The ratio of selling expenses to net sales declined from 12% to 9%, in part because of lower expenses as well as an increase in revenues.

         General and administrative expenses decreased as a percent of net sales, to 16% in the 1998 Quarter from 20% in the 1997 Quarter and the dollar amount of expenses decreased $36,200 (6%) to $651,500 in the 1998 Quarter from $687,700 in the 1997 Quarter. The decrease is primarily related to reductions in professional fees and bank fees which were offset in part by higher payroll expenses.

OTHER INCOME (DEDUCTIONS).

         Total interest expenses decreased by $35,200 to $47,300 in the 1998 Quarter from $82,500 in the 1997 Quarter. The decrease was due to lower interest rates, better collections of accounts receivable resulting in lower outstanding bank borrowings, and the repayment of the mortgage on the Company's building in the 1997 Quarter.

         The Company's rental building in Brooklyn, New York was partially leased during the 1997 Quarter and was sold in December 1997. See discussion below. As a result, rental income - net decreased from a loss of ($60,700) in the 1997 Quarter to zero in the 1998 Quarter.

         Interest and other income - net decreased $684,600 to $24,200 in the 1998 Quarter from the $708,800 1997 Quarter. The decrease is primarily related to the gain on the sale of the Brooklyn building of $669,000, recorded in the 1997 Quarter.

EXTRAORDINARY ITEM.

         In December 1997, the Company consummated a private offering of securities which included $554,000 in aggregate principal amount of convertible Promissory Notes. The Notes were converted into Common Stock in December 1998, at the option of the Company. In connection with the conversion of its Notes into Common Stock, the Company recorded a non-cash, extraordinary charge against earnings of $277,000. This amount, recorded as interest expense, reflects the difference between the average bid and asked price per share of the Company's stock on December 4, 1998 (the date on which such conversion occurred) on the Nasdaq SmallCap Market, $.75, and, the price at which the Company converted such shares, $.50, aggregated by the total shares issued. There was no comparable item in the 1997 Quarter.

INCOME TAXES.

         The provision for income taxes decreased by $214,000 due to a $536,000 decrease in pretax profits in the 1998 Quarter from the comparable period in 1997 Quarter. The effective tax rates for the 1998 and 1997 Quarters were 40%. No tax benefit was recorded relating to the extraordinary interest charge as it is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES.

         In the 1998 Quarter, $559,800 of cash was generated by operating activities. This increase in operating funds resulted primarily from a decrease in accounts receivable of $724,200 and the add back of a non-cash extraordinary charge of $277,000. Offsetting these amounts were a net loss in the 1998 Quarter of ($198,000); a decrease in accrued expenses of $88,700; an increase in inventories $135,700; and an increase in prepaid and other assets $130,700.

         Net investing activities in the 1998 Quarter provided cash of $1,300. The Company collected $107,300 of notes receivable, which arose from the sale of its discontinued operations in 1997 and collected $3,800 of loans made to its officers. In the 1998 Quarter, the Company purchased $109,800 of property, plant and equipment.

         Financing activities in the 1998 Quarter used cash of $776,100. Funds were used for payments of borrowing under the bank credit line of $753,500, note payments to a related party of $15,100 and $7,500 for expenses in connection with issuing 1,108,000 shares of Common Stock, described below.

         The Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission for the registration of 1,450,000 shares of its Common Stock issuable upon exercise of certain outstanding warrants was declared effective by the Commission on March 25, 1996. As of December 31, 1998, there remained outstanding warrants exercisable for 219,000 shares at $.50 per share, which were scheduled to expire February 1, 1999. On December 30, 1998, the Company had amended the terms of such warrants to reduce the exercise price to $0.50 and extend the expiration date to February 1, 1999. On January 28, 1999, the Company extended such expiration date to September 30, 1999. In addition, as of December 31, 1998, there remained outstanding warrants exercisable for 87,500 shares at $2.00 per share which were scheduled to expire January 31, 1999. The Company's Common Stock is traded on the Nasdaq SmallCap Market and, during the first days immediately preceding January 25, 1999 was trading in the range of approximately $1.20 per share. The Company anticipates that holders of its remaining outstanding warrants will continue to exercise such warrants only if the Common Stock trades at a substantial premium over the exercise price of the warrants, of which there can be no assurance.

         During Fiscal 1997 and in December 1997, the Company consummated the 1997 Private Placement of Units. Each Unit was comprised of (i) 30,000 shares of Common Stock, (ii) one Private Placement Warrant to purchase up to 30,000 shares of Common Stock at $4.00 per share and (iii) one unsecured convertible promissory note. The "Note" in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. A total of 55.4 Units were sold for $25,000 per unit, aggregating gross proceeds of $1,385,000. Included in the Units sold was $554,000 aggregate principal amount of debt. A commission in the amount of $169,000 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. On December 4, 1998, the Company exercised its option to convert $554,000 of debt into 1,108,000 shares of Common Stock and warrants to purchase 1,662,000 shares of Common Stock, and paid accumulated interest on the Notes of approximately $72,000. Certain officers and directors participated in this transaction.

         Forward and Koszegi Industries, Inc., a wholly-owned subsidiary of Forward ("Koszegi"), established a new line of credit with a bank in April 1998 and are indebted to such bank for short-term borrowings and letters of credit. The total line is for $4,500,000. The line of credit is scheduled to mature on March 31, 2001. Borrowing availability is determined based on a formula of accounts receivable and inventory. The interest rate on the line is the prime rate in effect from time to time plus three quarters of one percent. The Company secured this line of credit with all of its assets and those of Koszegi. An additional $500,000 is available to finance equipment. The Company used the new credit availability to pay its outstanding indebtedness on its former credit line of $937,000. The former credit line had a maximum availability of $1,100,000 of which $750,000 was reserved for letters of credit (acceptances). In addition, the Company also used the facility to repay outstanding letters of credit financed by a third party. The new facility contains certain financial covenants for which the Company was not in compliance. The bank has waived such covenants. Amounts owed the bank at December 31, 1998 including contingent liability for letters of credit were $1,073,000; there remained approximately $579,000 of additional availability.

         In December 1997, the Company sold its building in Brooklyn, New York for $830,000 and recognized a gain of approximately $669,000. The proceeds of the sale were used to pay down the balance of the mortgage.

         In September 1998, the Company commenced a plan which it believes will streamline its operations and reduce its cost structure over time. The Company announced a plan of restructuring, and recorded restructuring charges for its fiscal year ended September 30, 1998, pursuant to which it will close its manufacturing operations by February 28, 1999, but continue to provide any required domestic manufacturing through a contractual arrangement with MedCovers, Inc., of Raleigh, North Carolina. The vast majority of its orders are now manufactured overseas. Under the agreement, the Company sold to MedCovers certain key production equipment, will provide technical support, and maintain quality assurance personnel at MedCovers factory. The Company is incurring expenditures related to the plant shutdown, which were accrued at September 30, 1998. Funds for such expenditures are being paid from existing cash or cash generated by operations.

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

         The Company, like many others which own computer software, has been required to address the issue of software applications which are unable to recognize 'OO' in their program code. The Company evaluated alternatives to resolve this problem and concluded that acquiring a new data system, rather than upgrading its existing systems and applications, was of greater long-term value. The Company has committed approximately $125,000 during the first two quarters of fiscal 1999,encompassing the cost of installing new hardware and software. Such amounts are to be paid from existing cash. Hardware was installed during December 1998. The Company expects to incur internal staff costs associated with training. Cost of staff time will be expensed as incurred, while cost of the new system will be capitalized and amortized over its useful life.

         In connection with its restructuring, the Company hired a new Chief Executive Officer and received the resignation of Mr. Theodore H. Schiffman, its co-founder and former Chief Executive Officer. Mr. Schiffman received a five-year consulting arrangement with annual consulting payments of $200,000 per year and a severance package totaling $350,000, of which $200,000 was paid on January 1, 1999 and $150,000 is payable on the 15th month anniversary thereof. Such amounts will be paid out of the Company's existing cash position or from internally generated funds.

         The Company did not incur any other long-term debt in the 1998 Quarter. At December 31, 1998, there was no long-term debt and all installment note and capital lease payments were made on a timely basis.

DEFERRED INCOME TAXES.

         The Company's balance sheet at December 31, 1998 includes $1,696,400 of deferred income taxes as an asset. The Company was profitable in the 1998 Quarter, before the extraordinary charge described above, and in fiscal 1998, before restructuring charges associated with the non-recurring costs of the shutdown of its South Bend plant, and in the 1997 Quarter. However, to the extent that the Company's operations may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at December 31, 1998, the Company's stockholder's equity at such date of $4,089,900 would have been reduced by $1,696,400 to a stockholder's equity of $2,393,500 and the Company's working capital at December 31, 1998 would have been reduced by $194,000 from $1,722,600 to $1,528,600.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              On July 15, 1998, Hollco International Limited ("Hollco"), a former Asian contractor which manufactured custom carrying cases for the Company, commenced a claim against the Company in an amount of $140,500 which Hollco alleges that it is owed for cases which it manufactured under order from the Company. The Company believes that these charges were offset wholly by product defects and rejects as well as additional costs incurred by the Company, including air shipment of product to avoid loss of market share. The Company had charged Hollco by issuing its invoices for these expenses and may file a separate counter suit against Hollco for these and other charges to offset any claims of Hollco.

ITEM 2.       CHANGES IN SECURITIES

              On December 30, 1998, the Company amended the terms of its outstanding Class B Public Warrants to reduce the exercise price to $0.50 and extend the expiration date to February 1, 1999. On January 28, 1999, the Company extended such expiration date to September 30, 1999.

              During the Company's fiscal year ended September 30, 1997 and in December 1997, the Company consummated its 1997 Private Placement of units ("Units"), each unit comprised of (i) 30,000 shares of Common Stock, (ii) one warrant to purchase up to 30,000 shares of Common Stock at $4.00 per share (a "Private Placement Warrant") and (iii) one unsecured convertible promissory note in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. An aggregate of 55.4 units were sold for $25,000 per Unit, aggregating gross proceeds of $1,385,000. Included in the Units sold was $554,000 aggregate principal amount of debt. A commission in the amount of $169,500 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. On December 4, 1998, the Company exercised its option to convert all of such notes into a total of 1,108,000 shares of Common Stock and Private Placement Warrants to purchase 1,662,000 shares of Common Stock, and paid interest which had accrued on the Notes, of approximately $72,000.

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

       None.

ITEM 5.       OTHER INFORMATION

       None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibit 27:  Financial Data Schedule

      (b)     Reports on Form 8-K

              During the quarter ended December 31, 1998, the Company filed one Current Report of Form 8-K, dated December 30, 1998, reporting on Item 5 with respect to the extension of the expiration date of the Class B Warrants to February 1, 1999 and reduction of exercise price to $.50.

                                   SIGNATURE


In accordance with to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 1, 1999
                                            FORWARD SYSTEMS, INC.
                                                (Registrant)



                                            By: /s/ Philip B. Kart
                                                ------------------------------
                                                    PHILIP B. KART
                                                    Principal Financial Officer