Form 10QSB
period 1999-03-31
FORWARD INDUSTRIES INC
filed 1999-05-11
CIK 38264

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999.
                                            ---------------

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

As of April 29, 1999, 5,928,141 Shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]   No [X]

--------------------------------------------------------------------------------

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                         SIX MONTHS ENDED MARCH 31, 1999

                                    CONTENTS


                                                                            PAGE

PART I.FINANCIAL INFORMATION                                                  3

Item 1.Financial Statements                                                   3

Consolidated Balance Sheets
   as of March 31, 1999 (Unaudited)
   and September 30, 1998                                                     3

Consolidated Statements of Income
   (Unaudited) for the Six Months
   ended March 31, 1999 and 1998                                              5

Consolidated Statements of Comprehensive Income
   for the Six Months ended March 31, 1999 and 1998                           6

Consolidated Statements of Cash Flows
   (Unaudited) for the Six Months
   ended March 31, 1999 and 1998                                              7

Notes to Form 10-QSB (Unaudited)                                              9

Item 2.Management's Discussion and Analysis                                  17

PART II.OTHER INFORMATION                                                    21

Item 1.Legal Proceedings                                                     21

Item 2.Changes in Securities                                                 21

Item 3.Defaults upon Senior Securities                                       21

Item 4.Submission of Matters to a Vote of Security Holders                   22

Item 5.Other Information                                                     22

Item 6.Exhibits and Reports on Form 8-K                                      22

PART I.   ITEM 1.  FINANCIAL STATEMENTS

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,     September 30,
                                                                     1999            1998
                                                                  ----------      ----------
ASSETS                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                    $  407,199      $  703,920
     Accounts receivable, less allowance for doubtful
         accounts of  $104,800 and $110,800                        2,329,776       2,906,843
     Inventories - net                                             1,251,282       1,083,662
     Notes and loans receivable - current portion                    324,851         350,822
     Notes and loans receivable - officers - current portion          28,490          32,311
       Prepaid expenses and other current assets                     606,363         343,536
     Deferred income taxes                                           170,829         246,632
                                                                  ----------      ----------



         Total current assets                                      5,118,790       5,667,726
                                                                  ----------      ----------

PROPERTY, PLANT AND EQUIPMENT - net                                  439,450         187,454
                                                                  ----------      ----------

OTHER ASSETS:
     Deferrred income taxes                                        1,502,395       1,502,395
     Note receivable - net of current portion                        191,437         345,766
     Property and equipment held for sale                                 --         154,200
     Notes and loans receivable - officers - net of
         current portion                                              80,418          83,962
     Deferred debt costs                                              58,737          85,161
     Other assets                                                     61,160          59,412
                                                                  ----------      ----------

                                                                   1,894,147       2,230,896
                                                                  ----------      ----------

                                                                  $7,452,387      $8,086,076
                                                                  ==========      ==========


              The accompanying notes are an integral part of these
                             financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       March 31,       September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                     1999               1998
------------------------------------                                  -----------       -----------
                                                                      (Unaudited)
 CURRENT LIABILITIES:
     Borrowings under credit line                                     $   815,871       $ 1,244,103
     Accounts payable                                                   1,717,732         1,215,572
     Convertible notes payable                                                 --           554,000
     Notes payable - related party                                         12,524            42,670
     Accrued expenses and other current liabilities                       606,919         1,218,574
     Accrued severance to officer                                         150,000           350,000
                                                                      -----------       -----------

              Total current  liabilities                                3,303,046         4,624,919
                                                                      -----------       -----------

COMMITMENTS

STOCKHOLDER'S EQUITY:
     Preferred stock, 4,000,000 authorized shares par
              value $.01; none issued                                          --                --
     Common stock, 40,000,000 authorized shares, par value
              $.01; issued 6,093,031 shares and 4,963,031 shares
              (including 164,890 held in treasury)                         60,930            49,630
     Paid-in capital                                                    7,370,453         6,551,703
Accumulated deficit                                                    (3,047,642)       (2,884,346)
     Comprehensive income adjustment                                        3,713           (17,717)
                                                                      -----------       -----------
                                                                        4,387,454         3,699,270
     Less:    Cost of  shares in treasury                                 238,113           238,113
                                                                      -----------       -----------

              Total stockholders' equity                                4,149,341         3,461,157
                                                                      -----------       -----------

                                                                      $ 7,452,387       $ 8,086,076
                                                                      ===========       ===========


              The accompanying notes are an integral part of these
                             financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended                  Six Months Ended
                                                              March 31,                          March 31,
                                                    ------------------------------     -----------------------------
                                                        1999              1998             1999             1998
                                                    ------------      ------------     ------------     ------------
NET SALES                                           $  3,635,602      $  2,805,437     $  7,598,735     $  6,198,291
COST OF GOODS SOLD                                     2,624,100         1,899,157        5,401,920        4,163,928
                                                    ------------      ------------     ------------     ------------
GROSS PROFIT                                           1,011,502           906,280        2,196,815        2,034,363
                                                    ------------      ------------     ------------     ------------
OPERATING EXPENSES:
      Distribution                                        10,670             1,487           20,066            8,320
      Selling                                            362,504           329,003          732,188          658,177
      General and administration                         654,285           544,233        1,305,788        1,144,275
                                                    ------------      ------------     ------------     ------------
                                                       1,027,459           874,723        2,058,042        1,810,772
                                                    ------------      ------------     ------------     ------------

INCOME FROM OPERATIONS                                   (15,957)           31,557          138,773          223,591
                                                    ============      ============     ============     ============
OTHER INCOME (DEDUCTIONS):
      Interest expense                                   (24,184)          (67,443)         (70,523)        (143,943)
      Interest expense - related parties                    (563)           (1,583)          (1,513)          (7,613)
      Interest income                                     15,995            32,488           40,633           68,505
      Rental income - net                                     --                --               --          (60,730)
      Other income - net                                  82,614            19,564           82,137          602,371
                                                    ------------      ------------     ------------     ------------
                                                          73,862           (16,974)          50,734          458,590
                                                    ------------      ------------     ------------     ------------
INCOME BEFORE PROVISION
      FOR INCOME TAXES                                    57,905            14,583          189,507          682,181
PROVISION FOR INCOME TAXES                                23,162             5,833           75,803          272,873
                                                    ------------      ------------     ------------     ------------
INCOME BEFORE EXTRAORDINARY ITEM                          34,743             8,750          113,704          409,308
                                                    ------------      ------------     ------------     ------------
EXTRAORDINARY ITEM:
      Non-cash interest charge upon conversion
      of promissory notes (net of income tax
      benefit of $ -0-) (Note 4)                              --                --         (277,000)              --
                                                    ------------      ------------     ------------     ------------

NET INCOME                                          $     34,743      $      8,750     $   (163,296)    $    409,308
                                                    ============      ============     ============     ============
NET INCOME  PER COMMON AND COMMON
      EQUIVALENT SHARE:
         Basic:
               Income before extraordinary item     $       0.01      $       0.00     $       0.02     $      0 .09
               Extraordinary item                             --                --            (0.05)              --
                                                    ------------      ------------     ------------     ------------
                                                    $       0.01      $       0.00     $      (0.03)    $       0.09
                                                    ============      ============     ============     ============
         Diluted:
               Income before extraordinary item     $       0.01      $       0.00     $       0.02     $       0.07
               Extraordinary Item                             --                --            (0.05)              --
                                                    ------------      ------------     ------------     ------------
                                                    $       0.01      $       0.00     $      (0.03)    $       0.07
                                                    ============      ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES                                      5,913,474         4,723,141        5,540,475        4,528,141
                                                    ============      ============     ============     ============

DIVIDENDS                                                NONE             NONE             NONE              NONE


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                          Six Months Ended
                                                              March 31,
                                                     ---------------------------
                                                       1999               1998
                                                     ---------          --------
NET INCOME (LOSS)                                    $(163,296)         $409,308


COMPREHENSIVE INCOME ADJUSTMENTS:
       Foreign currency translation                     21,430                --
                                                     ---------          --------


COMPREHENSIVE INCOME (LOSS)                          $(141,866)         $409,308
                                                     =========          ========






   The accompanying notes are an integral part of these financial statements

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                             March 31,
                                                                   -----------------------------
                                                                      1999              1998
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $  (163,296)      $   409,308
     Adjustments to reconcile net income to net cash provided
         by (used in) continuing operations:
              Extraordinary interest charge                            277,000                --
              Gain on sale of property and equipment                   (73,769)         (581,771)
              Depreciation and amortization                             27,705            35,294
              Amortization of deferred debt costs                       29,235            48,023
              Deferred taxes                                            75,803           272,873
              Non-cash compensation                                         --            34,191
     Changes in assets and liabilities:
                 Accounts receivable                                   577,067         1,209,554
                 Inventories                                          (167,620)         (297,382)
                 Prepaid expenses and other current assets             (72,071)         (140,208)
                 Other assets                                           (1,748)          (33,948)
                 Accounts payable                                      502,160        (1,084,522)
                 Accrued expenses and other current liabilities       (611,655)         (103,977)
               Accrued severance to officer                           (200,000)               --


NET CASH (USED IN) PROVIDED BY OPERATIONS                              198,811          (232,565)
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of property and equipment                   37,215           643,830
     Proceeds from notes and loans receivable                          180,301           634,995
     Proceeds from collections from officers                             7,365            28,500
     Purchases of property, plant and equipment                       (279,704)          (81,506)
                                                                   -----------       -----------

NET CASH PROVIDED BY
     INVESTING ACTIVITIES                                              (54,823)        1,225,819
                                                                   -----------       -----------


        The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                    Six Months Ended
                                                                        March 31,
                                                             -----------------------------
                                                                1999              1998
                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) short-term borrowings         (428,232)         (149,665)
     Proceeds from long-term notes                                    --            10,000
     Payments of long-term notes                                      --          (225,001)
     Payments of mortgage                                             --        (1,057,748)
     Payments of notes payable - related parties                 (30,146)          (15,000)
     Proceeds from issuances of stock                             11,000           292,500
     Deferred offering costs                                     (11,950)          (23,532)
     Deferred debt costs                                          (2,811)          (21,292)
                                                             -----------       -----------

NET CASH USED IN FINANCING ACTIVITIES                           (462,139)       (1,189,738)
                                                             -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES                                   21,430                --
                                                             -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (296,721)         (196,484)

CASH AND CASH EQUIVALENTS - beginning                            703,920         1,365,198
                                                             -----------       -----------

CASH AND CASH EQUIVALENTS - ending                           $   407,199       $ 1,168,714
                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                            $    30,068       $    40,835
         Income taxes                                        $    16,558       $    10,422

SCHEDULE OF NON-CASH ACTIVITES:
     Discount on repayment of mortgage debt                  $        --       $    55,529
     Offset of deferred offering costs to paid in capital    $        --       $    90,474
     Warrants issued for services rendered                   $        --       $    10,417
     Issuance of common stock upon conversion of
               long-term debt                                $   554,000       $        --
     Issuance of promissory notes upon closing of
         Private Placement Units                             $        --       $   185,000
     Sale of property and equipment held for sale            $   190,554       $        --



         The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC.AND SUBSIDAIRIES

                              NOTES TO FORM 10-QSB

                    SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The information in this Form 10-QSB includes the results of operations of Forward Industries, Inc. ("the Company") and its wholly-owned subsidiary, Koszegi Industries, Inc. ("Koszegi"), for the periods ended March 31, 1999 and 1998. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

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

     This Quarterly Report may contain forward-looking statements which involve certain risks and uncertainties. Important factors could arise, including those identified in "Risk Factors" in the Company's form 10-KSB for the year ended September 30, 1998, which could cause the Company's operating results to differ materially from those contained in any forward looking statement.


2.   EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of shares outstanding during each period presented. The Company has adopted FAS 128, "Earnings Per Share" and has restated prior periods to comply with the provisions of this pronouncement.


3.   BORROWINGS UNDER CREDIT LINE

     In April 1998, the Company established a credit facility with a new bank which provides for a maximum line of credit for working capital of $4.5 million, including letters of credit. Borrowing availability is based on a formula of accounts receivable and inventory. At March 31, 1999 amounts outstanding were $816,000. In addition, the Company was contingently liable under letters of credit and acceptances in the amount of $1,009,100. The credit agreement provides for certain financial covenants to which Forward and Koszegi were in compliance.


4.   ISSUANCE OF COMMON STOCK FOR PROMISSORY NOTES

     In December 1997, the Company consummated a private offering of securities consisting of units ("Units"), each Unit comprised of (i) 30,000 shares of Common Stock, (ii) one warrant (a "Private Placement Warrant") to purchase up to 30,000 shares of Common Stock at $4.00 per share and (iii) one unsecured convertible promissory note (a "Note") in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. A total of 55.4 Units were sold for $25,000 per unit, aggregating gross proceeds of $1,385,000. Included in the Units sold was $554,000 aggregate principal amount of convertible promissory notes. On December 4, 1998, the Company exercised its option to convert all of such Notes into a total of 1,108,000 shares of Common Stock and Private Placement Warrants to purchase 1,662,000 shares of Common Stock (such warrants expired on March 15, 1999 and are no longer outstanding). Interest, which had accrued on such Notes of approximately $72,000, was paid on that date.

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


5.   INVENTORY

     Inventory consists of the following:

                                     March 31, 1999         September 30, 1998
                                     --------------         ------------------
                                      (Unaudited)

           Raw materials              $     92,607              $   101,859
           Work in process                      --                  119,095
           Finished goods                1,158,675                  862,708
                                      ------------              -----------
                                      $  1,251,282              $ 1,083,662
                                      ============              ===========

6.   SALE OF ASSETS

     In December 1997, the Company sold a building for $830,000 and recognized a profit of approximately $669,000. Such profit is included in other income in the consolidated statement of income for the six months ended March 31, 1998.

     During the quarter ended March 31, 1999, the Company sold certain production equipment and recognized a profit of approximately $74,000. The profit is included in other income in the consolidated statement of income for the three months and six months ended March 31, 1999.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                         -------------------------------------------
                                                                             1999                           1998
                                                                         -------------                  ------------
NUMERATOR

   Income from continuing operations:
     Income from continuing operations:                                  $      34,743                  $      8,750
     Less:  Preferred dividends                                                     --                            --
                                                                         -------------                  ------------

     Income available to common stockholders
used in basic EPS                                                               34,743      BASIC              8,750

     Impact of potential common shares:
       Convertible debt                                                             --                         8,310
                                                                         -------------                  ------------
     Income available to common stockholders after
       assumed conversions of dilutive securities                        $      34,743      DILUTED     $     17,060
                                                                         =============                  ============

DENOMINATOR

   Weighted average number of common shares
     outstanding  - See schedule                                             5,913,474      BASIC          4,723,141

   Impact of potential common shares:
     Stock options and warrants                                                137,935                       504,514
     Convertible debt                                                              N/A                     1,108,000
                                                                         -------------                  ------------
   Weighted average number of common shares and
     dilutive potential common stock used in dilutive EPS                    6,051,409      DILUTED        6,335,655

BASIC EPS
   Income from continuing operations                                     $        0.01                  $       0.00

DILUTED EPS

   Income from continuing operations                                     $        0.01                  $       0.00


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  --------------------------
                                                                                     1999            1998
                                                                                  ----------      ----------
CALCULATIONS

1.  Stock Options

        Treasury Stock Method Applied to Stock Options
        Sale of common stock
           Total options and warrants outstanding                                    496,800       1,271,250
            Average price                                                         $     0.86      $     1.82
                                                                                  ----------      ----------

                           Total                                                  $  428,400      $2,311,250
                                                                                  ==========      ==========

        Repurchase of common stock
           Proceeds                                                               $  428,400      $2,311,250
            Average stock price                                                   $     1.19      $     3.01
                                                                                  ----------      ----------

            Shares repurchased                                                       358,865         766,736
                                                                                  ==========      ==========

        Net increase in shares
            Shares sold                                                              496,800       1,271,250
            Shares repurchased                                                       358,865         766,736
                                                                                  ----------      ----------

            Increase in shares                                                       137,935         504,514
                                                                                  ==========      ==========

2.  Convertible debt

            Terms:
               Interest rate                                                                              10%
               Par                                                                                $   10,000
               Convertible into shares                                                                20,000
               Conversion price                                                                          N/A
               # of units                                                                         $       55
            Total debt                                                                            $  554,000

            If-converted Method Applied to Convertible Debt

            Numerator increase - interest savings assuming
               a 40% tax rate                                                     $       --      $    8,310
                                                                                  ==========      ==========

            Denominator increase - assuming conversion
                                                                                          --       1,108,000
                                                                                  ==========      ==========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


Computation of Weighted Average Number of Common Shares Outstanding


                                                       THREE MONTHS ENDED MARCH 31, 1999
                                                       ---------------------------------
                                                                                          Weighted
              Dates                             Shares               Fraction of          Average
           Outstanding                        Outstanding              Period              Shares
           -----------                        -----------              ------              ------
January through February                       5,906,141                 2/3              3,937,427

Common stock issued in connection with
     conversion of Class B warrants               22,000
                                               ---------

March                                          5,928,141                 1/3              1,976,047
                                                                                          ---------

Weighted Average Shares                                                                   5,913,474
                                                                                          =========


                                                       THREE MONTHS ENDED MARCH 31, 1998
                                                       ---------------------------------
                                                                                          Weighted
              Dates                             Shares               Fraction of          Average
           Outstanding                        Outstanding              Period              Shares
           -----------                        -----------              ------              ------

January through March                          4,723,141                 3/3              4,723,141
                                                                                          ---------

Weighted Average Shares                                                                   4,723,141
                                                                                          =========


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                                                 SIX MONTHS ENDED MARCH 31,
                                                                         -------------------------------------------
                                                                            1999                            1998
                                                                         -----------                     -----------
NUMERATOR

   Income from continuing operations:
     Income from continuing operations:                                  $   113,704                     $   409,308
     Less:  Preferred dividends                                                   --                              --
                                                                         -----------                     -----------

     Income available to common stockholders
used in basic EPS                                                            113,704      BASIC              409,308

     Impact of potential common shares:
       Convertible debt                                                           --                          16,620

     Income available to common stockholders after
       assumed conversions of dilutive securities                        $   113,704      DILUTED        $   425,928
                                                                         ===========                     ===========

Loss from extraordinary item                                             $  (277,000)                    $        --
                                                                         ===========                     ===========



DENOMINATOR

   Weighted average number of common shares
     outstanding  - See schedule                                           5,540,474      BASIC            4,528,141

   Impact of potential common shares:
     Stock options and warrants                                              100,263                         395,197
     Convertible debt                                                            N/A                       1,108,000
                                                                         -----------                     -----------
   Weighted average number of common shares and
     dilutive potential common stock used in dilutive EPS                  5,640,737      DILUTED          6,031,338
                                                                         ===========                     ===========

BASIC EPS

   Income from continuing operations                                     $      0.02                     $      0.09
   Extaordinary Item                                                           (0.05)                           0.00
                                                                         -----------                     -----------
                                                                         $     (0.03)                    $      0.09
                                                                         ===========                     ===========

DILUTED EPS

   Income from continuing operations                                     $      0.02                     $      0.07
   Extraordinary Item                                                          (0.05)                           0.00
                                                                         -----------                     -----------
                                                                         $     (0.03)                    $      0.07
                                                                         ===========                     ===========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                            SIX MONTHS ENDED
                                                                MARCH 31,
                                                         ------------------------
                                                           1999           1998
                                                         --------      ----------
CALCULATIONS

1.  Stock Options

     Treasury Stock Method Applied to Stock Options
     Sale of common stock
        Total options and warrants outstanding            196,800       1,271,250
         Average price                                   $   0.50      $     1.84


                        Total                            $ 98,400      $2,335,469
                                                         ========      ==========

     Repurchase of common stock
        Proceeds                                         $ 98,400      $2,335,469
         Average stock price                             $   1.02      $     2.67
                                                         --------      ----------

         Shares repurchased                                96,537         876,053
                                                         ========      ==========

     Net increase in shares
         Shares sold                                      196,800       1,271,250
         Shares repurchased                                96,537         876,053
                                                         --------      ----------

         Increase in shares                               100,263         395,197
                                                         ========      ==========

3.  Convertible debt

         Terms:
            Interest rate                                                      10%
            Par                                                        $   10,000
            Convertible into shares                                        20,000
            Conversion price                                                  N/A
            # of units                                                 $       55
         Total debt                                                    $  554,000

         If-converted Method Applied to Convertible Debt

         Numerator increase - interest savings assuming
            a 40% tax rate                               $      -      $   16,620
                                                         ========      ==========

         Denominator increase - assuming conversion             -       1,108,000
                                                         ========      ==========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


Computation of Weighted Average Number of Common Shares Outstanding


                                                       SIX MONTHS ENDED MARCH 31, 1999
                                                       -------------------------------
                                                                                          Weighted
              Dates                             Shares               Fraction of          Average
           Outstanding                        Outstanding              Period              Shares
           -----------                        -----------              ------              ------

October through November                       4,798,141                 2/6              1,599,380

Common stock issued in connection with
     conversion of private placement debt
     in December                               1,108,000
                                               ---------

December  through February                     5,906,141                 3/6              2,953,071

Common stock issued in connection with
     conversion of Class B warrants               22,000
                                                  ------

March                                          5,928,141                 1/6                988,024
                                                                                          ---------

Weighted Average Shares                                                                   5,540,475
                                                                                          =========


                                                       SIX MONTHS ENDED MARCH 31, 1998
                                                       -------------------------------
                                                                                          Weighted
              Dates                             Shares               Fraction of          Average
           Outstanding                        Outstanding              Period              Shares
           -----------                        -----------              ------              ------
October through November                       4,138,141                 2/6              1,379,380

Common stock issued in connection
    with private placement in December           585,000
                                               ---------

December  through March                        4,723,141                 4/6              3,148,761
                                                                                          ---------

Weighted AverageShares                                                                    4,528,141
                                                                                          =========

PART I.  ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, (including those identified in "Risk Factors" in the Company's form 10-KSB for the year ended September 30, 1998) and that actual results may differ materially from those in the forward-looking statements as a result of various factors.

     The following discussion and analysis compares the results of the Company's continuing operations for the Three and Six Months ended March 31, 1999, and the Three and Six Months ended March 31, 1998.

THREE MONTHS ENDED MARCH 31, 1999 (THE "1999 QUARTER") COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 (THE "1998 QUARTER")

     The 1999 Quarter reflected net income of $34,700 compared to net income of $8,800 in the 1998 Quarter. Basic and diluted earnings per share from continuing operations increased from $0.00 in the 1998 Quarter to $0.01 in the 1999 Quarter.

REVENUES.

     Net sales increased $830,200 (30%) to $3,635,600 in the 1999 Quarter, from $2,805,400 in the 1998 Quarter. The increase is attributable to growth in business from both existing and new customers, and specifically to the Company's expansion efforts in its European operations and customer accounts.

OPERATING INCOME.

     Consolidated pretax income from continuing operations increased by $43,300 to a profit of $57,900 in the 1999 Quarter, from $14,600 in the 1998 Quarter. This improvement resulted primarily from $105,200 in increased gross margin from higher sales, $90,800 in increases from other income items which included the sale of miscellaneous equipment, offset by $152,700 in increases in selling, general administrative expenses and distribution, more fully described below. The gross margin percentage declined from 32% in the 1998 Quarter to 28% in the 1999 Quarter. The decrease relates substantially to increased costs and expenditures associated with the Company's Hong Kong quality assurance and distribution facility. Greater expenditures were required as overseas production demand increased due to customer requirements and as a result of the shutdown of the South Bend facility. In addition, costs were also incurred for upgrading operating standards to obtain ISO 9002 certification at the Hong Kong facility.

     Selling expenses increased $33,500 (10%) from $329,000 in the 1998 Quarter to $362,500 in the 1999 Quarter due to increases in salaries, wages and benefits for both domestic and European sales staff, higher travel expenses and customer design fees, offset by lower commissions and costs for samples. However, the ratio of selling expenses to net sales declined from 12% to 10%, due to increase in revenues.

     General and administrative expenses decreased as a percentage of net sales to 18% in the 1999 Quarter from 19% in the 1998 Quarter but the dollar amount of expenses increased $110,100 (20%) to $654,300 in the 1999 Quarter from $544,200 in the 1998 Quarter. The increase is primarily related to payroll increases associated with a new management team including the Chief Executive Officer position, higher professional fees, public relations expenses and telephone costs, partially offset by lower travel costs.

OTHER INCOME (DEDUCTIONS).

     Total interest expenses decreased by $44,300 to $24,700 in the 1999 Quarter from $69,000 in the 1998 Quarter. The decrease was due to lower interest rates, better collections of accounts receivable resulting in lower outstanding bank borrowings, and lower interest due to the conversion of notes payable into common stock in the 1999 Period. Interest income and other income-net increased $45,500 to $98,600 in the 1999 Quarter from the $52,100 in the 1998 Quarter. The increase is primarily related to the sale of certain miscellaneous assets no longer required as a result of the shutdown of the South Bend facility.

INCOME TAXES.

     The provision for income taxes increased by $17,300 to $23,200 due to an increase in pretax profits in the 1999 Quarter from the comparable period in the 1998 Quarter. The effective tax rates for the 1999 and 1998 Quarters were 40%.

SIX MONTHS ENDED MARCH 31, 1999 (THE "1999 PERIOD") COMPARED TO SIX MONTHS ENDED MARCH 31, 1998 (THE "1998 PERIOD")

     The 1999 Period reflected a net loss of ($163,300) compared to net income of $409,300 in the 1998 Period. However, after excluding certain non-recurring items, net income improved by nearly $105,800. Excluding the gain on the sale of a building in the 1998 Period of $401,400, the operations generated a net gain of approximately $7,900. In the 1999 Period, operations generated net income of $113,700 prior to the extraordinary non-cash charge of $277,000 described below. Basic earnings per share from continued operations decreased from $0.09 in the 1998 Period to $0.02 in the 1999 Period, while diluted earnings per share from continuing operations decreased from $0.07 in the 1998 Period to $0.02 in the 1999 Period.

REVENUES.

     Net sales increased $1,400,400 (23%) to $7,598,700 in the 1999 Period, from $6,198,300 in the 1998 Period. The increase is attributable to growth in business from both existing and new customers and specifically attributable to the Company's expansion efforts in its European business and customer accounts.


OPERATING INCOME.

     Consolidated pretax income from continuing operations decreased by $492,700 to a profit of $189,500 in the 1999 Period, from $682,200 in the 1998 Period. The decrease is wholly related to the gain on the sale of the Company's building, representing $669,000 before tax, in the 1998 Period. Excluding this item, the comparison would show a pretax operating income of $13,200 in the 1998 Period compared with pretax operating income in the 1999 Period of $189,500, an increase of $176,300. The increase in pretax profits relates primarily to an increase in gross margin of $162,400 resulting from higher sales, decreases in interest expense, $79,500, and increases in other income items $181,600, offset by increases in selling, distribution, general and administrative expenses of $247,300, each described below.

     Gross margin percentage decreased from 32% in the 1998 Period to 28% in the 1999 Period. Approximately 2% of the change was for increased expenditures at the Company's Hong Kong quality control center to meet the demands and costs of increased business, as well as upgrading its operating standards for IS0 9002 Certification. The remainder of the margin percentage difference is related to changes in the sales mix.

     Selling expenses increased $74,000 (11%) from $658,200 in the 1998 Period to $732,200 in the 1999 Period due to increases in salaries both domestically and in Europe, increased travel expenses, increased rent for expanding the European operations and expenses for designs and printing, offset by a reduction in advertising. The ratio of selling expenses to net sales declined from 11% to 10%, because of an increase in revenues.

     General and administrative expenses decreased as a percentage of net sales, to 17% in the 1999 Period from 18% in the 1998 Period but the dollar amount of expenses increased $161,500 (14%) to $1,305,800 in the 1999 Period from $1,144,300 in the 1997 Period. The increase is primarily related to higher payroll expenses for expanding the senior management team, including a new Chief Executive Officer, higher professional fees and telephone costs offset by lower travel expenses.


OTHER INCOME (DEDUCTIONS).

     Total interest expense decreased by $79,600 to $72,000 in the 1999 Period from $151,600 in the 1998 Period. The decrease was due to lower interest rates, better collections of accounts receivable resulting in lower outstanding bank borrowings, the conversion of notes payable into common stock in the 1999 Period, and the repayment of the mortgage on the Company's building in December 1997.

     The Company's rental building in Brooklyn, New York was sold in December 1997. As a result, rental income - net decreased from a loss of ($60,700) in the 1998 Period to zero in the 1999 Period.

     Interest income and other income - net decreased $487,300 to $122,800 in the 1999 Period from the $610,100 1998 Period. The decrease is primarily related to the gain on the sale of the Brooklyn building of $669,000, recorded in December 1997.

EXTRAORDINARY ITEM.

     In December 1997, the Company consummated a private offering of securities which included $554,000 in aggregate principal amount of convertible Promissory Notes. The Notes were converted into Common Stock and warrants in December 1998, at the option of the Company. In connection with the conversion of its Notes into Common Stock, the Company recorded a non-cash, extraordinary charge against earnings of $277,000. This amount, recorded as interest expense, reflects the difference between the average bid and asked price per share of the Company's stock on December 4, 1998 (the date on which such conversion occurred) on the Nasdaq SmallCap Market, $.75, and, the price at which the Company converted such shares, $.50, aggregated by the total shares issued. There was no comparable item in the 1998 Quarter.

INCOME TAXES.

     The provision for income taxes decreased by $197,100 due to a $219,800 decrease in pretax profits in the 1999 Period from the comparable period in 1998 Period. The effective tax rates for the 1998 and 1997 Quarters were 40%. No tax benefit was recorded relating to the extraordinary interest charge as it is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES.

     In the 1999 Period, $198,800 of cash was generated by operating activities. This increase in operating funds resulted primarily from a decrease in accounts receivable of $577,100 and the add back of a non-cash extraordinary charge of $277,000 and depreciation and amortization charges of $56,900. Offsetting these amounts were a net loss in the 1999 Period of ($163,300); decreases in accounts payable and accrued expenses of $309,500; an increase in inventories of $167,600; and an increase in prepaid and other assets of $72,100.

     Net investing activities in the 1999 Period used cash of $54,800. The Company collected $180,300 of notes receivable, which arose from the sale of its discontinued operations in 1997, $7,400 of loans made to its officers, and received $37,200 from the sale of assets. In the 1999 Period, the Company purchased $279,700 of property, plant and equipment.

     Financing activities in the 1999 Period used cash of $462,100. Funds were used for payments of borrowing under the bank credit line of $428,200, note payments to a related party of $30,100 and $14,800 for expenses in connection with the note conversion described below and debt costs. Offsetting this amount were $11,000 of funds received from the exercise of warrants into common shares.

     As of March 31, 1999, there remained outstanding warrants exercisable for 197,000 shares at $.50 per share, which were scheduled to expire February 1, 1999. On January 28, 1999, the Company extended such expiration date to September 30, 1999. The Company's Common Stock is traded on the Nasdaq SmallCap Market and, during the first days immediately proceeding April 30, 1999 was trading in the range of approximately $1.60 per share. The Company anticipates that holders of its remaining outstanding warrants will continue to exercise such warrants only if the Common Stock trades at a substantial premium over the exercise price of the warrants, of which there can be no assurance.

     During Fiscal 1997 and in December 1997, the Company consummated the 1997 Private Placement of Units. Each Unit was comprised of (i) 30,000 shares of Common Stock, (ii) one Private Placement Warrant to purchase up to 30,000 shares of Common Stock at $4.00 per share and (iii) one unsecured convertible promissory note. The "Note" in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. A total of 55.4 Units were sold for $25,000 per unit, aggregating gross proceeds of $1,385,000. Included in the Units sold was $554,000 aggregate principal amount of debt. A commission in the amount of $169,000 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. On December 4, 1998, the Company exercised its option to convert $554,000 of debt into 1,108,000 shares of Common Stock and warrants to purchase 1,662,000 shares of Common Stock (such warrants expired on March 15, 1999 and are no longer outstanding), and paid accumulated interest on the Notes of approximately $72,000. Certain officers and directors participated in this transaction.

     Forward and Koszegi Industries, Inc., a wholly-owned subsidiary of Forward ("Koszegi"), established a new line of credit with a bank in April 1998 and are indebted to such bank for short-term borrowings and letters of credit. The total line is for $4,500,000. The line of credit is scheduled to mature on March 31, 2001. Borrowing availability is determined based on a formula of accounts receivable and inventory. The interest rate on the line is the prime rate in effect from time to time plus three quarters of one percent. The Company secured this line of credit with all of its assets and those of Koszegi. An additional $500,000 is available to finance equipment. The Company used the new credit availability to pay its outstanding indebtedness on its former credit line of $937,000. The former credit line had a maximum availability of $1,100,000 of which $750,000 was reserved for letters of credit (acceptances). In addition, the Company also used the facility to repay outstanding letters of credit financed by a third party. The new facility contains certain financial covenants for which the Company was in compliance. Amounts owed the bank at March 31, 1999 including contingent liability for letters of credit were $1,825,100; there remained approximately $370,400 of additional availability.

     In December 1997, the Company sold its building in Brooklyn, New York for $830,000 and recognized a gain of approximately $669,000. The proceeds of the sale were used to pay down the balance of the mortgage.

     In September 1998, the Company commenced a plan which it believes will streamline its operations and reduce its cost structure over time. The Company announced a plan of restructuring, and recorded restructuring charges for its fiscal year ended September 30, 1998, pursuant to which it closed its South Bend, Indiana manufacturing operations on February 28, 1999, but continued to provide any required domestic manufacturing through a contractual arrangement with MedCovers, Inc., of Raleigh, North Carolina. However, the vast majority of the Company's orders are now manufactured overseas. Under the agreement, the Company sold to MedCovers certain key production equipment, and is providing technical support and quality assurance personnel at MedCovers factory. The Company incurred expenditures during the current quarter related to the plant shutdown, which were accrued at September 30, 1998. Funds for such expenditures are being paid from existing cash or cash generated by operations.

     In addition, the Company renovated a building, which it owns, adjacent to its former leased factory in South Bend, to house its remaining sales staff, customer support and other administrative personnel who remain in Indiana. The renovation, which was completed at the end of February 1999, at a cost of approximately $100,000 was paid from the Company's existing funds.

     The Company, like many others which own computer software, has been required to address the issue of software applications which are unable to recognize `OO' in their program code. The Company evaluated alternatives to resolve this problem and concluded that acquiring a new data system, rather than upgrading its existing systems and applications, was of greater long-term value. The Company has expended approximately $110,000 during the first two quarters of fiscal 1999,encompassing the cost of new hardware and software. Such amounts were paid from existing cash. Hardware and software was installed during December 1998 and January 1999. The Company has been incurring internal staff costs associated with training. Cost of staff time will be expensed as incurred, while cost of the new system will be capitalized and amortized over its useful life.

     In connection with its restructuring, the Company hired a new Chief Executive Officer and received the resignation of Mr. Theodore H. Schiffman, its co-founder and former Chief Executive Officer. Mr. Schiffman received a five-year consulting arrangement with annual consulting payments of $200,000 per year and a severance package totaling $350,000, of which $200,000 was paid on January 1, 1999 and $150,000 is payable on the 15th month anniversary thereof. Such amounts were and will be paid out of the Company's existing cash position or from internally generated funds.

     The Company did not incur any other long-term debt in the 1999 Quarter. At March 31, 1999, there was no long-term debt and all installment note and capital lease payments were made on a timely basis.


DEFERRED INCOME TAXES.

     The Company's balance sheet at March 31, 1999 includes $1,673,200 of deferred income taxes as an asset. The Company was profitable in the 1999 Quarter, and in fiscal 1998, before restructuring charges associated with the non-recurring costs of the shutdown of its South Bend plant, and in the 1998 Quarter. However, to the extent that the Company's operations may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at March 31, 1999, the Company's stockholder's equity at such date of would have been reduced by $1,673,200 to a stockholder's equity of $2,447,600 and the Company's working capital at March 31, 1999 would have been reduced by $170,800 from $1,787,200 to $1,616,400.

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

          During the Company's fiscal year ended September 30, 1997 and in December 1997, the Company consummated its 1997 Private Placement of units ("Units"), each unit comprised of (i) 30,000 shares of Common Stock, (ii) one warrant to purchase up to 30,000 shares of Common Stock at $4.00 per share (a "Private Placement Warrant") and (iii) one unsecured convertible promissory note in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. An aggregate of 55.4 units were sold for $25,000 per Unit, aggregating gross proceeds of $1,385,000. Included in the Units sold was $554,000 aggregate principal amount of debt. A commission in the amount of $169,500 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. On December 4, 1998, the Company exercised its option to convert all of such notes into a total of 1,108,000 shares of Common Stock and Private Placement Warrants to purchase 1,662,000 shares of Common Stock (such warrants expired on March 15, 1999 and are no longer outstanding), and paid interest which had accrued on the Notes, of approximately $72,000.

          On December 23, 1997, the Company filed a Certificate of Amendment to its Certificate of Incorporation so as to effectuate a one-for-two reverse stock split of its issued and outstanding Common Stock.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          The Company held its Annual Meeting of Stockholders on March 25, 1999.

          The following matters were voted upon at the Annual Meeting of
Shareholders:

1.   Election of a Board of Directors.

     Name                                   Number of Shares Voted
     ----                                   ----------------------

                                   For               Against           Abstain
                                   ---               -------           -------

     Jerome  E. Ball               4,431,565         9,317                ---

     Theodore H. Schiffman         4,432,445         8,437                ---

     Michael Schiffman             4,431,515         9,367                ---

     Samson Helfgott               4,432,445         8,437                ---

     Noah Fleschner                4,432,395         8,487                ---


2. Ratification of the appointment of Patrusky, Mintz & Semel as the independent auditors and accountants for the Company for the year ending September 30, 1999.

                                       Number of Shares
                                       ----------------

                           For              Against           Abstain
                           ---              -------           -------
                         4,417,500          7,382             16,000



ITEM 5.       OTHER INFORMATION

       None.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit 27:  Financial Data Schedule

(b)    Reports on Form 8-K

       None.

                                    SIGNATURE


In accordance with to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 3, 1999
                                          FORWARD SYSTEMS, INC.
                                               (Registrant)


                                          By: /s/ Philip B. Kart
                                              ---------------------------------
                                              PHILIP B. KART
                                              Principal Financial Officer