Form 10QSB
period 1999-06-30
FORWARD INDUSTRIES INC
filed 1999-08-11
CIK 38264

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999.

                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____


                          Commission file number 0-6669

                            FORWARD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


            New York                                    13-1950672
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



     400 Post Avenue, Westbury, NY                        11590
----------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (516) 338-0700
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)



                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of August 5, 1999, 5,938,141 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [  ]  No [X]

--------------------------------------------------------------------------------

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                         NINE MONTHS ENDED JUNE 30, 1999

                                    CONTENTS


                                                                            PAGE
                                                                            ----

PART I.FINANCIAL INFORMATION                                                  3

Item 1.   Financial Statements                                                3

          Consolidated Balance Sheets
                as of June 30, 1999 (Unaudited)
                and September 30, 1998                                        3

          Consolidated Statements of Income
                (Unaudited) for the Nine Months
                ended June 30, 1999 and 1998                                  5

          Consolidated Statements of Comprehensive Income
                for the Nine Months ended June 30, 1999 and 1998              6

          Consolidated Statements of Cash Flows
                (Unaudited) for the Nine Months
                ended June 30, 1999 and 1998                                  7

          Notes to Form 10-QSB (Unaudited)                                    9

Item 2.   Management's Discussion and Analysis                               17

PART II.OTHER INFORMATION                                                    21

Item 1.   Legal Proceedings                                                  21

Item 2.   Changes in Securities                                              21

Item 3.   Defaults upon Senior Securities                                    21

Item 4.   Submission of Matters to a Vote of Security Holders                22

Item 5.   Other Information                                                  22

Item 6.   Exhibits and Reports on Form 8-K                                   22

PART I.   ITEM 1.  FINANCIAL STATEMENTS

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,      September 30,
                                                                     1999            1998
                                                                  ----------      ----------
ASSETS                                                            (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                    $  334,593      $  703,920
     Accounts receivable, less allowance for doubtful
         accounts of  $104,800 and $110,800                        2,348,059       2,906,843
     Inventories - net                                             1,239,399       1,083,662
     Notes and loans receivable - current portion                    336,363         350,822
     Notes and loans receivable - officers - current portion          30,529          32,311
       Prepaid expenses and other current assets                     447,069         343,536
     Deferred income taxes                                           122,725         246,632
                                                                  ----------      ----------



         Total current assets                                      4,853,737       5,667,726
                                                                  ----------      ----------

PROPERTY, PLANT AND EQUIPMENT - net                                  469,188         187,454
                                                                  ----------      ----------

OTHER ASSETS:
     Deferrred income taxes                                        1,502,395       1,502,395
     Note receivable - net of current portion                        107,084         345,766
     Property and equipment held for sale                               --
                                                                                     154,200
     Notes and loans receivable - officers - net of
         current portion                                              76,503          83,962
     Deferred debt costs                                              51,538          85,161
     Other assets                                                     73,472          59,412
                                                                  ----------      ----------

                                                                   2,280,180       2,230,896
                                                                  ----------      ----------

                                                                  $7,133,917      $8,086,076
                                                                  ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,        September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                     1999               1998
------------------------------------                                  -----------       -----------
                                                                      (Unaudited)
 CURRENT LIABILITIES:
     Borrowings under credit line                                     $   909,188       $ 1,244,103
     Accounts payable                                                   1,259,308         1,215,572
     Convertible notes payable                                               --             554,000
     Notes payable - related party                                           --              42,670
     Accrued expenses and other current liabilities                       589,582         1,218,574
     Accrued severance to officer                                         150,000           350,000
                                                                      -----------       -----------

              Total current  liabilities                                2,908,078         4,624,919
                                                                      -----------       -----------

COMMITMENTS

STOCKHOLDER'S EQUITY:
     Preferred stock, 4,000,000 authorized shares par
              value $.01; none issued                                        --                --
     Common stock, 40,000,000 authorized shares, par value
              $.01; issued 6,103,031 shares and 4,973,031 shares
              (including 164,890 held in treasury)                         61,030            49,630
     Paid-in capital                                                    7,375,353         6,551,703
     Accumulated deficit                                               (2,975,486)       (2,884,346)
     Comprehensive income adjustment                                        3,055           (17,717)
                                                                      -----------       -----------
                                                                        4,463,952         3,699,270
     Less: Cost of shares in treasury                                     238,113           238,113
                                                                      -----------       -----------

              Total stockholders' equity                                4,225,839         3,461,157
                                                                      -----------       -----------

                                                                      $ 7,133,917       $ 8,086,076
                                                                      ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended                    Nine Months Ended
                                                               June 30,                             June 30,
                                                    -----------------------------       ------------------------------
                                                       1999              1998               1999              1998
                                                    -----------       -----------       ------------       -----------
NET SALES                                           $ 3,821,585       $ 3,066,961       $ 11,420,320       $ 9,265,256
COST OF GOODS SOLD                                    2,700,169         2,122,064          8,102,089         6,285,992
                                                    -----------       -----------       ------------       -----------
GROSS PROFIT                                          1,121,416           944,897          3,318,231         2,979,264
                                                    -----------       -----------       ------------       -----------

OPERATING EXPENSES:
      Distribution                                        8,406            12,972             28,472            21,292
      Selling                                           399,875           308,681          1,132,064           966,858
      General and administration                        558,549           460,070          1,864,337         1,604,345
                                                    -----------       -----------       ------------       -----------
                                                        966,830           781,723          3,024,873         2,592,495
                                                    -----------       -----------       ------------       -----------

INCOME FROM OPERATIONS                                  154,586           163,174            293,358           386,769
                                                    -----------       -----------       ------------       -----------

OTHER INCOME (DEDUCTIONS):
      Interest expense                                  (25,398)          (75,891)           (95,920)         (227,447)
      Interest expense - related parties                   (196)           (9,482)            (1,709)           (9,482)
      Interest income                                    16,638            46,547             57,271           115,053
      Rental income - net                                  --                --                 --             (60,730)
      Other income - net                                (25,370)          (46,985)            56,767           555,386
                                                    -----------       -----------       ------------       -----------

                                                        (34,326)          (85,811)            16,409           372,780
                                                    -----------       -----------       ------------       -----------

INCOME BEFORE PROVISION
      FOR INCOME TAXES                                  120,260            77,363            309,767           759,549
PROVISION FOR INCOME TAXES                               48,104            30,945            123,907           303,818
                                                    -----------       -----------       ------------       -----------

INCOME BEFORE EXTRAORDINARY ITEM                         72,156            46,418            185,860           455,731
                                                    -----------       -----------       ------------       -----------

EXTRAORDINARY ITEM:
      Non-cash interest charge upon conversion
      of promissory notes (net of income tax
               benefit of $ -0-) (Note 4)                  --                --             (277,000)             --
                                                    -----------       -----------       ------------       -----------

NET INCOME                                          $    72,156       $    46,418       $    (91,140)      $   455,731
                                                    ===========       ===========       ============       ===========

NET INCOME  PER COMMON AND COMMON
      EQUIVALENT SHARE:
         Basic:
           Income before extraordinary item         $      0.01       $      0.01       $       0.03            $0 .10
           Extraordinary item                              --                --                (0.05)             --
                                                    -----------       -----------       ------------       -----------

                                                    $      0.01       $      0.01       $      (0.02)      $      0.10
                                                    ===========       ===========       ============       ===========

         Diluted:
           Income before extraordinary item         $      0.01       $      0.01       $       0.03       $      0.08
           Extraordinary Item                              --                --                (0.05)             --
                                                    -----------       -----------       ------------       -----------
                                                    $      0.01       $      0.01       $      (0.02)      $      0.08
                                                    ===========       ===========       ============       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES              5,931,474         4,748,141          5,670,808         4,601,475
                                                    ===========       ===========       ============       ===========

DIVIDENDS                                               NONE              NONE              NONE               N0NE


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                           Nine Months Ended
                                                 June 30,
                                         -----------------------
                                           1999           1998
                                         --------       --------

NET INCOME (LOSS)                        $(91,140)      $455,731


COMPREHENSIVE INCOME ADJUSTMENTS:
       Foreign currency translation        20,772           --
                                         --------       --------


COMPREHENSIVE INCOME (LOSS)              $(70,368)      $455,731
                                         ========       ========















   The accompanying notes are an integral part of these financial statements

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                            June 30,
                                                                   ---------------------------
                                                                     1999             1998
                                                                   ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $ (91,140)      $   455,731
     Adjustments to reconcile net income to net cash provided
         by (used in) continuing operations:
              Extraordinary interest charge                          277,000              --
              Gain on sale of property and equipment                 (73,769)         (593,076)
              Depreciation and amortization                           38,491            85,484
              Amortization of deferred debt costs                     36,434            89,406
              Deferred taxes                                         123,907           303,818
              Non-cash compensation                                     --              51,287

Changes in assets and liabilities:
              Accounts receivable                                    558,784           967,927
              Inventories                                           (155,737)         (613,979)
              Prepaid expenses and other current assets               87,221          (106,002)
              Other assets                                           (14,060)          (37,416)
              Accounts payable                                        43,736          (733,470)
              Accrued expenses and other current liabilities        (628,992)            4,570
              Accrued severance to officer                          (200,000)             --
                                                                   ---------       -----------

NET CASH (USED IN) PROVIDED BY OPERATIONS                              1,875          (125,720)
                                                                   ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of property and equipment                 37,215           643,830
     Proceeds from notes and loans receivable                        258,141           694,737
     Proceeds from collections from officers                           9,241            42,750
     Purchases of property, plant and equipment                     (320,225)         (104,500)
                                                                   ---------       -----------

NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                            (15,628)        1,276,817
                                                                   ---------       -----------



        The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                        June 30,
                                                               ---------------------------
                                                                 1999             1998
                                                               ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) short-term borrowings         (334,915)         (516,569)
     Proceeds from long-term notes                                  --              10,000
     Payments of long-term notes                                    --            (225,001)
     Payments of mortgage                                           --          (1,057,748)
     Payments of notes payable - related parties                 (42,670)          (30,000)
     Proceeds from issuances of stock                             16,000           414,000
     Deferred offering costs                                     (11,950)          (23,532)
     Deferred debt costs                                          (2,811)          (93,469)
                                                               ---------       -----------


NET CASH USED IN FINANCING ACTIVITIES                           (376,346)       (1,522,319)
                                                               ---------       -----------

EFFECT OF EXCHANGE RATE CHANGES                                   20,772              --
                                                               ---------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (369,327)         (371,222)

CASH AND CASH EQUIVALENTS - beginning                            703,920         1,365,198
                                                               ---------       -----------

CASH AND CASH EQUIVALENTS - ending                             $ 334,593       $   993,976
                                                               =========       ===========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                              $  51,657       $    77,503
         Income taxes                                          $   1,981       $    10,422

SCHEDULE OF NON-CASH ACTIVITES:
     Discount on repayment of mortgage debt                    $    --         $    55,529
     Offset of deferred offering costs to paid in capital      $    --         $    90,474
     Warrants issued for services rendered                     $    --         $    10,417
     Issuance of common stock upon conversion of
               long-term debt                                  $ 554,000       $      --
     Issuance of promissory notes upon closing of
         Private Placement Units                               $    --         $   185,000
     Sale of property and equipment held for sale              $ 190,554       $      --
     Conversion of amounts due from sale of
      business to notes receivable                             $    --         $    97,785


        The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC.AND SUBSIDAIRIES

                              NOTES TO FORM 10-QSB

                    NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The information in this Form 10-QSB includes the results of operations of Forward Industries, Inc. ("the Company") and its wholly-owned subsidiary, Koszegi Industries, Inc. ("Koszegi"), for the periods ended June 30, 1999 and 1998. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

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


3.       BORROWINGS UNDER CREDIT LINE

         In April 1998, the Company established a credit facility with a bank which provides for a maximum line of credit for working capital of $4.5 million, including letters of credit. Borrowing availability is based on a formula of accounts receivable and inventory. At June 30, 1999, amounts outstanding were $909,200. In addition, the Company was contingently liable under letters of credit and acceptances in the amount of $425,400. The credit agreement provides for certain financial covenants with which Forward and Koszegi were in compliance.


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


5.       INVENTORY

         Inventory consists of the following:

                                         June 30, 1999        September 30, 1998
                                         -------------        ------------------
                                          (Unaudited)

                  Raw materials          $     76,931            $  101,859
                  Work in process                 --                119,095
                  Finished goods            1,162,468               862,708
                                         ------------            ----------
                                         $  1,239,399            $1,083,662
                                         ============            ==========
6.       SALE OF ASSETS

         In December 1997, the Company sold a building for $830,000 and recognized a profit of approximately $669,000. Such profit is included in other income in the consolidated statement of income for the nine months ended June 30, 1998.

         During the second quarter ended March 31, 1999, the Company sold certain production equipment and recognized a profit of approximately $74,000. The profit is included in other income in the consolidated statement of income for the nine months ended June 30, 1999.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                                     THREE MONTHS ENDED JUNE 30,
                                                               ------------------------------------------
                                                                  1999                           1998
                                                               ----------                      ----------
NUMERATOR

   Income from continuing operations:
     Income from continuing operations:                        $   72,156                      $   46,418
     Less:  Preferred dividends                                      --                              --
                                                               ----------                      ----------

     Income available to common stockholders
       used in basic EPS                                           72,156           BASIC          46,418

     Impact of potential common shares:
       Convertible debt                                              --                             8,310

     Income available to common stockholders after
       assumed conversions of dilutive securities              $   72,156         DILUTED      $   54,728
                                                               ==========                      ==========


DENOMINATOR

   Weighted average number of common shares
     outstanding  - See schedule                                5,931,474           BASIC       4,748,141

   Impact of potential common shares:
     Stock options and warrants                                   165,965                         385,078
     Convertible debt                                               N/A                         1,108,000
                                                               ----------                      ----------

   Weighted average number of common shares and
     dilutive potential common stock used in dilutive EPS       6,097,439         DILUTED       6,241,219
                                                               ==========                      ==========

BASIC EPS

   Income from continuing operations                           $     0.01                      $     0.01

DILUTED EPS

   Income from continuing operations                           $     0.01                      $     0.01


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                 ------------------------
                                                                   1999           1998
                                                                 --------      ----------
CALCULATIONS

  1.  Stock Options

        Treasury Stock Method Applied to Stock Options
        Sale of common stock
           Total options and warrants outstanding                 486,800       1,121,250
            Average price                                        $   0.87      $     1.87
                                                                 --------      ----------

                           Total                                 $423,400      $2,091,719
                                                                 ========      ==========

        Repurchase of common stock
           Proceeds                                              $423,400      $2,091,719
            Average stock price                                  $   1.32      $     2.84
                                                                 --------      ----------

            Shares repurchased                                    320,835         736,172
                                                                 ========      ==========

        Net increase in shares
            Shares sold                                           486,800       1,121,250
            Shares repurchased                                    320,835         736,172
                                                                 --------      ----------

            Increase in shares                                    165,965         504,514
                                                                 ========      ==========

2. Convertible debt

            Terms:
               Interest rate                                         --                10%
               Par                                                   --        $   10,000
               Convertible into shares                               --            20,000
               Conversion price                                      --               N/A
               # of units                                            --        $     55.4
            Total debt                                               --        $  554,000

            If-converted Method Applied to Convertible Debt

            Numerator increase - interest savings assuming
               a 40% tax rate                                    $   --        $    8,310
                                                                 ========      ==========

            Denominator increase - assuming conversion               --         1,108,000
                                                                 ========      ==========



                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


Computation of Weighted Average Number of Common Shares Outstanding


                        THREE MONTHS ENDED JUNE 30, 1999
                        --------------------------------

                                                                    Weighted
       Dates                                 Shares    Fraction of  Average
     Outstanding                          Outstanding    Period      Shares
     -----------                          -----------    ------      ------

April through May                           5,928,141      2/3      3,952,094

Common stock issued in connection with
     conversion of Class B warrants            10,000
                                            ---------

June                                        5,938,141      1/3      1,979,380
                                                                    ---------

Weighted Average Shares                                             5,931,474
                                                                    =========


                        THREE MONTHS ENDED JUNE 30, 1998
                        --------------------------------

                                                                    Weighted
       Dates                                 Shares    Fraction of  Average
     Outstanding                          Outstanding    Period      Shares
     -----------                          -----------    ------      ------

April through May                          4,723,141       2/3      3,148,761

Common stock issued for exercised
  options                                     75,000
                                           ---------

June                                       4,798,141       1/3      1,599,380

Weighted Average Shares                                             4,748,141
                                                                    =========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                                               NINE MONTHS ENDED JUNE 30,
                                                                               --------------------------
                                                                    1999                                      1998
                                                               --------------                              ----------
NUMERATOR

   Income from continuing operations:
     Income from continuing operations:                        $      185,860                              $  455,731
     Less:  Preferred dividends                                          --                                      --
                                                               --------------                              ----------

     Income available to common stockholders
       used in basic EPS                                              185,860       BASIC                     455,731

     Impact of potential common shares:
       Convertible debt                                                  --                                    24,930

     Income available to common stockholders after
       assumed conversions of dilutive securities              $      185,860       DILUTED                $  480,661
                                                               ==============                              ==========

Loss from extraordinary item                                   $     (277,000)                             $     --
                                                               ==============                              ==========



DENOMINATOR

   Weighted average number of common shares
     outstanding  - See schedule                                    5,670,808       BASIC                   4,601,475

   Impact of potential common shares:
     Stock options and warrants                                       107.846                                 353,466
     Convertible debt                                                  N/A                                  1,108,000
                                                               --------------                              ----------
   Weighted average number of common shares and
     dilutive potential common stock used in dilutive EPS           5,778,654       DILUTED                 6,062,941
                                                               ==============                              ==========

BASIC EPS

   Income from continuing operations                           $         0.03                              $     0.10
   Extaordinary Item                                                    (0.05)                                   0.00
                                                               --------------                              ----------
                                                               $        (0.02)                             $     0.10
                                                               ==============                              ==========

DILUTED EPS

   Income from continuing operations                           $         0.03                              $     0.08
   Extraordinary Item                                                   (0.05)                                   0.00
                                                               --------------                              ----------
                                                               $        (0.02)                             $     0.08
                                                               ==============                              ==========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                                     NINE MONTHS ENDED
                                                                          JUNE 30,
                                                                 --------------------------
                                                                    1999            1998
                                                                 ----------      ----------
CALCULATIONS

   1.  Stock Options

        Treasury Stock Method Applied to Stock Options
        Sale of common stock
           Total options and warrants outstanding                   486,800       1,121,250
            Average price                                        $     0.87      $     1.87
                                                                 ----------      ----------

                           Total                                 $  423,400      $2,091,719
                                                                 ==========      ==========

        Repurchase of common stock
           Proceeds                                              $  423,400      $2,091,719
            Average stock price                                  $     1.12      $     2.72
                                                                 ----------      ----------

            Shares repurchased                                      378,954         767,784
                                                                 ==========      ==========

        Net increase in shares
            Shares sold                                             486,800       1,121,250
            Shares repurchased                                      378,954         767,784
                                                                 ----------      ----------

            Increase in shares                                      107,846         353,468
                                                                 ==========      ==========

   2.  Convertible debt

            Terms:
               Interest rate                                                             10%
               Par                                                               $   10,000
               Convertible into shares                                               20,000
               Conversion price                                                         N/A
               # of units                                                        $     55.4
            Total debt                                                           $  554,000

            If-converted Method Applied to Convertible Debt

            Numerator increase - interest savings assuming
               a 40% tax rate                                    $     --        $   24,930
                                                                 ==========      ==========

            Denominator increase - assuming conversion
                                                                       --         1,108,000
                                                                 ==========      ==========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

Computation of Weighted Average Number of Common Shares Outstanding


                         NINE MONTHS ENDED JUNE 30, 1999
                         -------------------------------

                                                                    Weighted
       Dates                                 Shares    Fraction of  Average
     Outstanding                          Outstanding    Period      Shares
     -----------                          -----------    ------      ------

October through November                   4,798,141       2/9      1,066,254

Common stock issued in connection with
     conversion of private placement
     debt, in December                     1,108,000
                                           ---------

December  through February                 5,906,141       3/9      1,968,714

Common stock issued in connection with
     conversion of Class B warrants           22,000
                                              ------

March  through May                         5,928,141       3/9      1,976,047
                                                                    ---------

Common stock issued in connection with
    conversion of Class B warrants            10,000
                                              ------

June                                       5,938,141       1/9        659,793

Weighted Average Shares                                             5,670,808
                                                                    =========


                         NINE MONTHS ENDED JUNE 30, 1998
                         -------------------------------

                                                                    Weighted
       Dates                                 Shares    Fraction of  Average
     Outstanding                          Outstanding    Period      Shares
     -----------                          -----------    ------      ------

October through November                   4,138,141       2/9       919,587

Common stock issued in connection
    with private placement in December       585,000
                                           ---------

December  through May                      4,723,141       6/9     3,148,761
                                                                   ---------

Common stock issued for exercised
     options                                  75,000
                                           ---------

June                                       4,798,141       1/9       533,127

Weighted Average Shares                                            4,601,475
                                                                   =========

PART I.  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties (including those identified in "Risk Factors" in the Company's form 10-KSB for the year ended September 30, 1998) and that actual results may differ materially from those in the forward-looking statements as a result of various factors.

         The following discussion and analysis compares the results of the Company's continuing operations for the Three and Nine Months ended June 30, 1999, and the Three and Nine Months ended June 30, 1998.

THREE MONTHS ENDED JUNE 30, 1999 (THE "1999 QUARTER") COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 (THE "1998 QUARTER")


         The 1999 Quarter reflected net income of $72,200 compared to net income of $46,400 in the 1998 Quarter. Basic and diluted earnings per share from continuing operations were $0.01 in the 1998 Quarter and the 1999 Quarter.

REVENUES.

         Net sales increased $754,600 (25%) to $3,821,600 in the 1999 Quarter, from $3,067,000 in the 1998 Quarter. The increase is attributable to growth in business from both existing and new customers, and specifically to the Company's expansion efforts in its European operations and customer accounts. The Company expects to report accelerated sales growth and substantial increases in profitability in the next quarter.

OPERATING INCOME.

         Consolidated pretax income from continuing operations increased by $42,900 to a profit of $120,300 in the 1999 Quarter, from $77,400 in the 1998 Quarter. This improvement resulted primarily from $176,500 in increased gross margin from higher sales, $51,500 in increases from other income items, offset by $185,100 in increases in selling, general administrative expenses and distribution, more fully described below. The gross margin percentage declined from 31% in the 1998 Quarter to 29% in the 1999 Quarter. The decrease relates substantially to increased costs and expenditures associated with the Company's Hong Kong quality assurance and distribution facility. Greater expenditures were required as overseas production demand increased due to customer requirements and as a result of the shutdown of the South Bend facility.

         Selling expenses increased $91,200 (30%) from $308,700 in the 1998 Quarter to $399,900 in the 1999 Quarter due to increases in salaries, wages and benefits for both domestic and European sales staff, higher travel expenses and warehousing fees, offset by lower advertising and costs for samples. However, the ratio of selling expenses to net sales declined from 12% to 10%, due to increase in revenues.

         General and administrative expenses decreased as a percentage of net sales to 15% in the 1999 Quarter from 19% in the 1998 Quarter but the dollar amount of expenses increased $98,400 (21%) to $558,500 in the 1999 Quarter from $460,100 in the 1998 Quarter. The increase is primarily related to payroll increases associated with a new management team including the Chief Executive Officer position, higher professional fees, public relations expenses and telephone costs, partially offset by lower travel costs.

OTHER INCOME (DEDUCTIONS).

         Total interest expenses decreased by $60,700 to $24,700 in the 1999 Quarter from $85,400 in the 1998 Quarter. The decrease was due to lower interest rates, better collections of accounts receivable resulting in lower outstanding bank borrowings, and lower interest due to the conversion of notes payable into common stock in the 1999 Period. Interest income and other income-net decreased to an expense of $8,700 in the 1999 Quarter from zero in the 1998 Quarter.

INCOME TAXES.

         The provision for income taxes increased by $17,200 to $48,100 due to an increase in pretax profits in the 1999 Quarter from the comparable period in the 1998 Quarter. The effective tax rates for the 1999 and 1998 Quarters were 40%.

NINE MONTHS ENDED JUNE 30, 1999 (THE "1999 PERIOD") COMPARED TO NINE MONTHS ENDED JUNE 30, 1998 (THE "1998 PERIOD")

         The 1999 Period reflected a net loss of ($91,100) compared to net income of $455,700 in the 1998 Period. However, after excluding certain non-recurring items in both periods, net income improved by nearly $131,600. Excluding the gain on the sale of a building in the 1998 Period of $401,400, the operations generated a net gain of approximately $54,300. In the 1999 Period, operations generated net income of $185,900 prior to the extraordinary non-cash charge of $277,000 described below. Basic earnings per share from continued operations decreased from $0.10 in the 1998 Period to loss of $0.02 in the 1999 Period, while diluted earnings per share from continuing operations decreased from $0.08 in the 1998 Period to loss of $0.02 in the 1999 Period, also as a result of a non-recurring item.

REVENUES.

         Net sales increased $2,155,000 (23%) to $11,420,330 in the 1999 Period,
from $9,265,300 in the 1998 Period. The increase is attributable to growth in business from both existing and new customers and specifically attributable to the Company's expansion efforts in its European business and customer accounts. The Company expects to report accelerated sales growth and substantial increases in profitability in the next quarter.

OPERATING INCOME.

         Consolidated pretax income from continuing operations decreased by $449,700 to a profit of $309,800 in the 1999 Period, from $759,500 in the 1998
Period. The decrease is wholly related to the gain on the sale of the Company's building, representing $669,000 before tax, in the 1998 Period. Excluding this item, the comparison would show a pretax operating income of $90,500 in the 1998 Period compared with pretax operating income in the 1999 Period of $309,800, an increase of $219,300. The increase in pretax profits relates primarily to an increase in gross margin of $338,900 resulting from higher sales, decreases in interest expense of 139,300, and increases in other income items $173,500, offset by increases in selling, distribution, general and administrative expenses of $432,400, each described below.

         Gross margin percentage decreased from 32% in the 1998 Period to 29% in the 1999 Period. Approximately 2% of the change was for increased expenditures at the Company's Hong Kong quality control center to meet the demands and costs of increased business, as well as upgrading its operating standards for IS0 9002 Certification. The remainder of the margin percentage difference is related to changes in the sales mix.

         Selling expenses increased $165,200 (11%) from $966,900 in the 1998 Period to $1,132,100 in the 1999 Period due to increases in salaries both domestically and in Europe, increased travel expenses, increased rent for expanding the European operations and expenses for designs and printing, offset by a reduction in advertising. The ratio of selling expenses to net sales was 10%, in both periods.

         General and administrative expenses decreased as a percentage of net sales, to 16% in the 1999 Period from 17% in the 1998 Period, but the dollar amount of expenses increased $260,000 (14%) to $1,864,300 in the 1999 Period from $1,604,300 in the 1997 Period. The increase is primarily related to higher payroll expenses in association with expanding the senior management team, including a new Chief Executive Officer, higher professional fees and telephone costs offset by lower travel expenses.

OTHER INCOME (DEDUCTIONS).

         Total interest expense decreased by $139,300 to $97,600 in the 1999 Period from $236,900 in the 1998 Period. The decrease was due to lower interest rates, better collections of accounts receivable resulting in lower outstanding bank borrowings, the conversion of notes payable into common stock in the 1999 Period, and the repayment of the mortgage on the Company's building in December 1997.

         The Company's rental building in Brooklyn, New York was sold in December 1997. As a result, rental income - net decreased from a loss of ($60,700) in the 1998 Period to zero in the 1999 Period.

         Interest income and other income - net decreased $495,700 to $114,000 in the 1999 Period from $609,200 in the 1998 Period. The decrease is primarily related to the gain on the sale of the Brooklyn building of $669,000, recorded in December 1997.

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

INCOME TAXES.

         The provision for income taxes decreased by $179,900 due to a $449,700 decrease in pretax profits in the 1999 Period from the comparable period in 1998 Period. The effective tax rates for the 1998 and 1997 Quarters were 40%. No tax benefit was recorded relating to the extraordinary interest charge as it is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES.

         In the 1999 Period, $1,875 of cash was generated by operating activities. This increase in operating funds resulted primarily from a decrease in accounts receivable of $558,800; the add back of a non-cash extraordinary charge of $277,000;a decrease in deferred taxes of $123,900 and a decrease in prepaid and other assets, net, of $73,100. Offsetting these amounts was a net loss in the 1999 Period of ($91,100); decreases in accounts payable and accrued expenses of $785,300 and an increase in inventories of $155,700.

         Net investing activities in the 1999 Period used cash of $15,600. The Company collected $258,100 of notes receivable, which arose from the sale of its discontinued operations in 1997, $9,200 of loans made to its officers, and received $37,200 from the sale of assets. In the 1999 Period, the Company purchased $320,200 of property, plant and equipment.

         Financing activities in the 1999 Period used cash of $376,300. Funds were used for payments of borrowing under the bank credit line of $334,900, note payments to a related party of $42,700 and $14,700 for expenses in connection with the note conversion described below and debt costs. Offsetting this amount were $16,000 of funds received from the exercise of warrants into common shares.

         As of June 30, 1999, there remained outstanding Class B warrants exercisable for 187,000 shares at $.50 per share, which were originally scheduled to expire February 1, 1999. On January 28, 1999, the Company extended such expiration date to September 30, 1999. The Company's Common Stock is traded on the Nasdaq SmallCap Market and, during the first days immediately preceding August 5, 1999 was trading in the range of approximately $1.50 per share. The Company anticipates that holders of its remaining outstanding warrants will continue to exercise such warrants only if the Common Stock trades at a substantial premium over the exercise price of the warrants, of which there can be no assurance.

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

         Forward and Koszegi Industries, Inc., a wholly-owned subsidiary of Forward ("Koszegi"), established a new line of credit with a bank in April 1998 and are indebted to such bank for short-term borrowings and letters of credit. The total line is for $4,500,000. The line of credit is scheduled to mature on March 31, 2001. Borrowing availability is determined based on a formula of accounts receivable and inventory. The interest rate on the line is the prime rate in effect, from time to time, plus three quarters of one percent. The Company secured this line of credit with all of its assets and those of Koszegi. The Company used the new credit availability to pay its outstanding indebtedness on its former credit line of $937,000. The former credit line had a maximum availability of $1,100,000 of which $750,000 was reserved for letters of credit (acceptances). In addition, the Company also used the facility to repay outstanding letters of credit financed by a third party. The new facility contains certain financial covenants for which the Company was in compliance. Amounts owed the bank at June 30, 1999 including contingent liability for letters of credit were $1,334,600; there remained approximately $173,000 of additional availability.

         In September 1998, the Company commenced a plan which it believes will streamline its operations and reduce its cost structure over time. The Company announced a plan of restructuring, and recorded restructuring charges for its fiscal year ended September 30, 1998, pursuant to which it closed its South Bend, Indiana manufacturing operations on February 28, 1999, but continued to provide required domestic manufacturing through a contractual arrangement with MedCovers, Inc., of Raleigh, North Carolina. However, the vast majority of the Company's orders are now manufactured overseas. Under the agreement, the Company sold to MedCovers certain key production equipment, and is providing technical support and quality assurance personnel at MedCovers factory. The Company also uses other third party sources for such production as appropriate. The Company incurred expenditures during the current quarter related to the plant shutdown, which were accrued at September 30, 1998. Funds for such expenditures are being paid from existing cash or cash generated by operations.

         In addition, the Company renovated a building, which it owns, adjacent to its former leased factory in South Bend, to house its remaining sales staff, customer support and other administrative personnel who remain in Indiana. The renovation, which was completed at the end of February 1999, at a cost of approximately $100,000 was paid from the Company's existing funds.

         The Company, like many others which own computer software, has been required to address the issue of software applications which are unable to recognize `OO' in their program code. The Company evaluated alternatives to resolve this problem and concluded that acquiring a new data system, rather than upgrading its existing systems and applications, was of greater long-term value. The Company expended approximately $130,000 during fiscal 1999, encompassing the cost of new hardware and software. Such amounts were paid from existing cash. Hardware and software were installed during December 1998 and January 1999. The Company has been incurring internal staff costs associated with training. Cost of staff time is expensed as incurred, while cost of the new system is being capitalized and amortized over its useful life.

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

         The Company did not incur any other long-term debt in the 1999 Quarter. At June 30, 1999, there was no long-term debt and all installment note and capital lease payments were made on a timely basis.

DEFERRED INCOME TAXES

         The Company's balance sheet at June 30, 1999 includes $1,625,100 of deferred income taxes as an asset. The Company was profitable in the 1999 Quarter, and in fiscal 1998, before restructuring charges associated with the non-recurring costs of the shutdown of its South Bend plant, and in the 1998 Quarter. However, to the extent that the Company's operations may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at June 30, 1999, the Company's stockholder's equity at such date of would have been reduced by $1,625,100 to a stockholder's equity of $2,600,700 and the Company's working capital at June 30, 1999 would have been reduced by $122,700 from $1,945,700 to $1,822,900.

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





                                  ************

                                    SIGNATURE


In accordance with to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 5, 1999
                                            FORWARD SYSTEMS, INC.
                                                 (Registrant)


                                            By: /s/ Philip B. Kart
                                                --------------------------------
                                                PHILIP B. KART
                                                Principal Financial Officer