Form 10KSB
period 1999-09-30
FORWARD INDUSTRIES INC
filed 1999-12-16
CIK 38264

Document 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended September 30, 1999

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____ to ____

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

                                 (516) 338-0700
               ---------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


     Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
           ----------------------------------------------------------
                                (Title of class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The issuer's revenues for its most recent fiscal year were: $20,553,192.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was:

Approximately $16,413,400 based on the average of the closing bid price ($2.75) and closing asked price ($2.63) as reported on the NASDAQ SmallCap Market on December 7, 1999.

As of December 7, 1999, 6,101,641 Shares of the issuer's Common Stock, $.01 par value were outstanding.

Transitional Small Business Disclosure Format:    Yes / /  No /X/

         PART I

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. SEE "CAUTIONARY STATEMENT REGARDING FORWARD - LOOKING STATEMENTS" CONTAINED IN
PART II, ITEM 6 OF THIS REPORT.

ITEM 1 - DESCRIPTION OF BUSINESS
GENERAL

         Forward Industries, Inc. (together with its subsidiaries, unless the context requires otherwise, "Forward" or the "Company") was incorporated in 1961 under the laws of the State of New York. For several years prior to the 1989 acquisition of Koszegi Industries, a manufacturer of soft-sided carrying cases (see "Products"), the Company's sales were approximately equally divided between those of vinyl advertising specialties and loose-leaf ring and post binders; both were manufactured by the Company. During recent years, Koszegi Industries (the carrying case business) progressively became the most significant division of the Company's operations. In September 1997, the Company sold its assets relating the production of advertising specialties and ceased operating that portion of its business, to focus on the carrying case business.

         The Company had been producing soft-sided carrying cases in its South Bend, Indiana manufacturing plant and overseas through contract-manufacturers. However, with the increase in carrying case production occurring in the Asian market, the Company established an alternative source of domestic production, thereby enabling the Company to close its manufacturing operation in South Bend on February 28, 1999 and eliminate the related costs of domestic manufacture. See "Production and Materials."

         In October 1998, Jerome E. Ball joined the Company as its new Vice Chairman of the Board and Chief Executive Officer, and then became Chairman replacing Theodore H. Schiffman, who retained his position as Chairman through March 1999 and became Chairman Emeritus and a consultant to the Company thereafter.

         The Company has its principal executive offices at 400 Post Avenue, Westbury, New York 11590 and sales and customer support at 713 South Scott Street, South Bend, Indiana 46624. The Company also maintains additional office and quality control facilities in Hong Kong and has other minor leases for office or warehouse space in Denmark, Australia, Scotland and Germany. See Item 2, "Description of Property."

PRODUCTS

         CUSTOM CARRYING CASES. The Company designs and markets custom soft-sided carrying cases and bags from leather, nylon, vinyl and other synthetic fabrics (the "carrying case business") through its wholly-owned subsidiary, Koszegi Industries, Inc. These carrying cases and bags are utilized for transporting portable products such as cellular telephones, medical instruments, computers, and hand tools. The carrying case business accounted for all of the Company's net sales in the fiscal year ended September 30, 1999 and 1998 ("Fiscal 1999, and Fiscal 1998") and approximately 85% of the Company's net sales during its fiscal year ended September 30, 1997 ("Fiscal 1997"). Since its acquisition of the carrying case business in 1989, the Company has concentrated its marketing and development efforts on original equipment manufacturers in the communications (principally cellular telephones), computer and medical instrumentation industries. In April 1995, the Company expanded its product line to include laptop/notebook computer cases marketed for general retail distribution under the Terrapin(TM) brand name. See "Marketing and Distribution.

MARKETING AND DISTRIBUTION

         CUSTOM CARRYING CASES. The Company markets its custom carrying cases to original equipment manufacturers, principally in the communications, medical and testing and measurement equipment industries. Such cases are manufactured to customer specifications and usually bear the customer's identifying logo imprint. During Fiscal 1999, approximately 14% of the Company's sales were made through five independent sales representative organizations which receive a commission equal to 5% of net sales made by them. The balance of such sales were made by Company personnel. In Fiscal 1999 and 1998, approximately 71% and 31% of custom case sales, respectively, were made to customers outside of the United States (approximately 5% in Fiscal 1996). The Company had emphasized its marketing effort in this region and expects that those sales will continue as the greater percentage of its business in the near term. The Company has no long-term agreements with any of its customers. One of the Company's customers, together with its respective international affiliates, accounted for approximately 60% of the Company's sales in Fiscal 1999; and two of the Company's customers together with their respective international affiliates, accounted for approximately 39% and 16%, respectively, of the Company's net sales from continuing operations during Fiscal 1998. The loss of these customers would have a material adverse effect on the Company. In order to reduce its reliance upon major customers, whose orders may vary substantially from period to period depending upon the success of their products utilizing the Company's carrying cases, the Company is seeking to increase and diversify its customer base, particularly in Asia and Europe. The Company presently has approximately 100 active carrying case customers.

         COMPUTER CASES. In April 1995, the Company commenced marketing a line of notebook computer carrying cases to retailers and consumers under the Terrapin(TM) brand name. These cases, which are manufactured in nylon, leather and hardshell thermoformed materials, provide storage space for a computer and related items and may be utilized as a "portable office" by the computer user. Although sales of the Terrapin(TM) products have not met expectations, management believes that the growth of the notebook computer market offers it an opportunity to diversify its product line, and to establish a brand identity for its products under the Terrapin(TM) name. The target sales areas for this line are large retail chain computer outlets, large direct mail order houses small computer equipment manufacturers and resellers, and original equipment manufacturers. The Company also redirected its strategic selling efforts for its Terrapin(TM) computer case line through the Internet. It announced the launch of a brand store at Onsale, Inc. (NASDAQ:ONSL) through which its cases have been offered for sale online. Onsale is a leading real-time retailer providing cost-competitive prices and service through the Internet. During Fiscal 1999 approximately 14,000 Terrapin(TM) cases were sold through Onsale.

         BACKLOG. At September 30, 1999, the Company's backlog of unfilled orders was approximately $6,880,000, as compared to an order backlog of approximately $2,455,000 at September 30, 1998. The Company anticipates that all of its backlog will be shipped during the current fiscal year.

         CREDIT RISK. The Company sells its products on credit terms customary in the industry, and has not had significant credit problems with its customers. At September 30, 1999, one of the Company's largest customers and their international affiliates accounted for approximately 79% of the Company's accounts receivable (three customers accounting for 67% at September 30, 1998). Any failure of such customers to pay the sums they owe to Company when due would have a material adverse effect on the Company.

PRODUCTION AND MATERIALS

         The principal materials used in the manufacture of the Company's products are vinyl, nylon, leather, metal and plastic parts (such as corners, clips, buckles, loops, and hinges and other hardware), foam padding and cardboard, all of which are obtained according to the Company's specifications from domestic and foreign suppliers. The Company does not have any long-term agreements with any supplier and there are adequate available alternative sources of supply for all of its materials.

         Manufacturing of custom carrying cases generally consists of die cutting fabrics, leather and vinyl from rolls, heat sealing, gluing, sewing, and decorating (affixing logos) by means of silk screening, hot-stamping, embroidering, or embossing.

         In order to achieve lower production costs for its products and to enable the Company to increase its production capacity without incurring significant capital costs for expanded facilities and equipment, the Company has, since 1992, utilized foreign contractors to manufacture its carrying cases to the extent practicable. Such foreign contractors produced approximately 88% of the Company's carrying cases in Fiscal 1999 and approximately 78% in Fiscal 1998. The Company does not have any written agreements with any of such contractors to continue to supply the Company with finished product.

         During recent years, production at the Company's South Bend manufacturing facility declined due to cost competition from overseas suppliers. As a result, the Company could no longer maintain this facility profitably due to under-utilized capacity at the plant. In September 1998, the Company announced it would close its domestic manufacturing operations by February 28, 1999. It also announced that production demands which require domestic manufacture would be produced by MedCovers, Inc., in Raleigh, North Carolina, under contractual agreement between the two parties. A second contract manufacturer was added during Fiscal 1999 to support domestic production. The Company sold to MedCovers, Inc. specialized equipment utilized in the manufacture of its products and provided training in aspects of its production. The original arrangement with MedCovers is being reevaluated and may be cancelled to allow the Company to pursue alternative primary contractors.

         During Fiscal 1999, one of the Company's foreign contractors produced approximately 36 % of the Company's carrying cases and approximately 46% in Fiscal 1998. The failure of such contractor to continue to supply the Company with product would have a material adverse effect on the Company. The Company expanded the number of foreign contractors it uses to reduce such reliance. Currently, there are four contractors which are regularly producing products for the Company.

         In order to assure that product manufacturing by foreign contractors meets the Company's standards, the Company maintains a quality control inspection facility in Hong Kong. This facility inspects all outsourced production and during Fiscal 1999, received ISO 9002 certification.

         The Company's overseas contractors are located principally in Asia, but the Company is evaluating (if it has the funds available) its production capability in Europe as well as in Asia. Management believes that such expansion will facilitate delivery of product to foreign customers and provide for lower cost production of carrying cases for which there is significant demand. Such expansion will require further financing, for which no arrangements have been made. In some instances, the Company may provide equipment to overseas contractors or share in its cost.

         All of the custom carrying cases are manufactured to customer order. The Terrapin(TM) products have, to date, been manufactured for inventory. Products are shipped to customers by common carrier.

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

EMPLOYEES

         At September 30, 1999, the Company had approximately 43 full-time employees, of whom five are employed in executive capacities, 14 are employed in administrative and clerical capacities, 14 are employed in sales and sales support capacities and the balance in quality control and warehouse capacities. From time to time, use is made of full-time temporary workers (eleven at September 30, 1999), primarily as quality control inspectors in its Hong Kong quality control facility. The number of employees varies, depending on production requirements. The Company considers its employee relations to be satisfactory.

ENVIRONMENTAL PROTECTION

         Compliance with Federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any material effect upon the capital expenditures, earnings or competitive position of the Company.


ITEM 2 - DESCRIPTION OF PROPERTY

         The Company, through a subsidiary, formerly leased manufacturing and office space at 702 South Chapin Street, South Bend, Indiana on a net lease basis through February 28, 1999 at an annual rental of $204,000 plus real estate taxes thereon (which aggregated approximately $97,000 during Fiscal 1998, the Company's last full year at the premises, on an accrual basis). The lease was not renewed upon expiration. See "Production and Materials."

         These premises had a total floor area of approximately 80,000 square feet, 70,000 square feet of which were used for manufacturing and storage, and the balance of 10,000 feet was used for offices. The subsidiary also owns and has renovated for office and for warehousing purposes, a 7,000 square foot building at 713 Scott Street, South Bend, Indiana, which it purchased in 1990 for $125,000. The Company's sales, customer service and selected administrative staff have occupied this space since the termination of its lease at 702 South Chapin Street, South Bend, Indiana. The Company considers its properties in Indiana to be suitable and adequate for its present and contemplated use thereof.

         The Company, through a Hong Kong subsidiary, leases warehouse and office space in Hong Kong (pursuant to a lease running through May 2002) at which its quality control inspection facilities are located, at a monthly rental of approximately $7,000.

         The Company also has several minor leases for offices or public warehouse space in Copenhagen, Denmark; Sydney, Australia; Scotland, and Germany on a monthly basis or as needed.

         The Company leases office space for its executive and accounting offices at 400 Post Avenue, Westbury, New York, at a rental of approximately $5,400 per month. The five-year lease terminates in June 2003, but is cancelable without cost to the Company at the end of the third year.

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

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

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


                                  COMMON STOCK

              PERIOD                                       HIGH BID         LOW BID

Fiscal 1999
              First Quarter                                $   1.06        $    .63
              Second Quarter                                   1.81             .69
              Third Quarter                                    1.81            1.00
              Fourth Quarter                                   3.56            1.25

Fiscal 1998
              First Quarter                                $   1.84        $    .53
              Second Quarter                                   3.62            2.25
              Third Quarter                                    3.50            2.31
              Fourth Quarter                                   3.00             .87

         On December 7 1999, the closing bid quotation for the Common Stock was $2.75 per share.

         MARKET FOR THE CLASS B WARRANTS. The Company's Class B Warrants were traded in the over-the-counter market from September 13, 1995 to their expiration on September 30, 1999; these securities were thinly traded. The Company's Class A Warrants expired and ceased trading on December 31, 1996. The following table sets forth the high and low bid prices for the Class B Warrants as reported by the National Quotation Bureau from the Pink Sheets and the OTC Bulletin Board for the fiscal quarters set forth below:



                                CLASS B WARRANTS

              PERIOD                                         HIGH BID        LOW BID

Fiscal 1999
              First Quarter                                      .05            .05
              Second Quarter                                     .10            .10
              Third Quarter                                      .50            .13
              Fourth Quarter                                    1.06            .94

Fiscal 1998
              First Quarter                                 $   1.25        $   .63
              Second Quarter                                     --              --
              Third Quarter                                     1.00             --
              Fourth Quarter                                     .75            .68


         HOLDERS OF COMMON STOCK. On December 7 1999, there were approximately 246 holders of record of the Company's Common Stock.

         HOLDERS OF CLASS B WARRANTS. These Warrants expired on September 30, 1999. Prior to expiration, holders converted substantially all of the Class B Warrants into Common Stock.

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

         SALE OF UNREGISTERED SECURITIES. On December 4, 1997 the Company consummated a private offering (the "1997 Private Placement") of securities consisting of units ("Units"), each Unit comprised of (i) 30,000 shares of Common Stock, (ii) one warrant (a "Private Placement Warrant ") to purchase up to 30,000 shares of Common Stock at $4.00 per share and (iii) one unsecured convertible promissory note (a "Note") in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. A total of 55.4 Units were sold for $25,000 per unit, aggregating gross proceeds of $1,385,000. Included in the Units sold was $554,000 aggregate principal amount of debt. A commission of $169,000 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. On December 4, 1998, the Company exercised its option to convert all of such Notes into a total of 1,108,000 shares of Common Stock and Private Placement Warrants to purchase 1,662,000 shares of Common Stock, and paid interest which had accrued on such Notes of approximately $72,000. Certain officers and directors of the Company participated in this transaction; see Item 12, "Certain Relationships and Related Transactions." The Private Placement Warrants expired on March 15, 1999.

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

         The following discussion and analysis compares the results of the Company's continuing operations for the years ended September 30, 1999 (the "1999 Period"), 1998 (the "1998 Period") and 1997 (the "1997 Period"). The
information and comparative data presented herein reflects the elimination of the Company's advertising specialties division (the "Advertising Specialties division").

TWELVE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 PERIOD") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1998 PERIOD").

         The Company's net profit (loss) increased from a net loss of ($1,078,800) in the 1998 Period to a profit of $835,800 in the 1999 Period, an increase of $1,914,600. Excluding a non-recurring, non-cash , extraordinary charge to earnings of $277,000 in the 1999 Period described below, net profit from continuing operations was $1,112,800, an increase of $2,191,600. Basic and diluted earnings per share from continuing operations increased from a loss of ($.23) to a profit of $.19 in the 1999 Period.

REVENUES

         Net sales increased $7,524,300 (58%) to $20,553,200 in the 1999 Period,
from $13,028,900 in the 1998 Period. The increase is attributable to growth in business from both existing and new customers, and specifically to the Company's expansion efforts in its European operations and customer accounts.

OPERATING INCOME

         Consolidated income (loss) from continuing operations before tax increased by $2,917,000 to a profit of $1,654,300 in the 1999 Period from a loss of ($1,262,700) in the 1998 Period. The increase relates primarily to growth in sales as described above and the related increase in gross margin. In addition, during Fiscal 1998 the Company recorded two non-recurring charges to operations; the first, for $897,400 relates to restructuring charges associated with the shutdown of the Company's factory in South Bend, Indiana, and the second, for $350,000 for severance amounts payable to the Company's former Chief Executive Officer.

         Gross profit increased $2,567,600 to $6,245,400 in the 1999 Period from $3,677,800 in the 1998 Period. The gross profit percent increased to 30% in the 1999 Period from 28% in the 1998 Period. The increase in absolute dollars is attributable to higher sales described above, while the increase in margin percent is attributable to the streamlining of, and reduction in, the Company's fixed costs associated with the plant restructuring, which occurred in Fiscal 1998.

         Selling expenses increased by $351,300 (24%) to $1,791,000 in the 1999 Period from $1,439,700 in the 1998 Period. However, the ratio of selling expenses to net sales declined to 9% in the 1999 Period from 11% in the 1998 Period. The increase in absolute dollars was primarily the result of higher investment in the European sales effort, including salaries and manpower, travel expense, bonus based on performance, warehousing, rent and recruitment costs.

         General and administrative expenses decreased as a percentage of net sales to 14% in the 1999 Period from 17% in the 1998 Period, while the dollar amount increased $546,600 (24%) to $2,800,000 in the 1999 Period from $2,253,400 in the 1998 Period. The increase in the general and administrative expenses relates primarily to compensation associated with the Company's new senior management, and particularly to bonuses which were predicated on operating performance measures.

         Restructuring charges of $897,400 and officer's severance of $350,000 were incurred in the 1998 Period in connection with the shutdown of the Company's South Bend, Indiana production facility. No similar amounts were incurred in the 1999 Period.


OTHER INCOME

         Total interest expense decreased by $229,000 (76%) to $73,400 in the 1999 Period from $302,400 in the 1998 Period. The decrease was due to lower interest rates, lower outstanding bank borrowings due to better collections of accounts receivable, the conversion of notes payable into common stock in the 1999 Period, and the repayment of the mortgage on the Company's building in December, 1997.

         Interest and other income - net decreased $839,500 in the 1999 Period from income of $766,400 in the 1998 Period to the expense of $73,100. The Company recorded a pretax gain on the sale of its Brooklyn New York building of approximately $669,000 during the 1998 Period, accounting for the primary portion of the difference.

INCOME TAXES

         The provision for income taxes increased by $114,900 due to higher earnings, and offset, in part, by a reduction in the valuation allowances for deferred tax assets. The effective tax rate for 1999 Period was 26%.


EXTRAORDINARY ITEM

         On December 4, 1998 the Company converted $554,000 of promissory notes into equity. In connection with this conversion, the Company recorded a non-cash, extraordinary charge against earnings of $277,000. This amount reflected the difference between the average bid and asked price per share of the Company's stock on the Nasdaq SmallCap Market on the date on which the conversion occurred, $.75, and the price at which the Company converted such shares, $.50, aggregated by the total shares issued.

TWELVE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1998 PERIOD") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1997 (THE "1997 PERIOD").

         The Company's net profit (loss) decreased from a net profit of $139,400 in the 1997 Period to a loss of ($1,078,800) in the 1998 Period, a decrease of $1,218,200. The decrease in the 1998 Period was primarily related to two non-recurring items, a restructuring charge of $897,400 and officers severance of $350,000, described below. Basic and diluted earnings per share decreased from a profit of $.04 to a loss of $.23 in the 1998 Period.

REVENUES

         Net sales increased $292,600 (2%) to $13,028,900 in the 1998 Period, from $12,736,300 in the 1997 Period. Custom case sales increased by $658,900, which was partially offset by a decrease of $366,300 from the Company's Terrapin line. The decrease in retail Terrapin(R) sales is partially the result of an initial stocking position ordered by one customer during the 1997 Period which did not reoccur in the 1998 Period, however generally the sales of Terrapin have not met expectations. The Company is currently evaluating business strategies for its computer case product line. Higher custom case sales reflect increased demand primarily from two of the Company's major customers, as well as selected new accounts.

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

         In addition, gross profit decreased $688,400 to $3,707,600 in the 1998 Period from $4,396,000 in the 1997 Period. The gross profit percent decreased from 34.5% in the 1997 Period to 28.5% in the 1998 Period. The decrease is attributable primarily to the Company's Terrapin(R) line where competitive costs of retail selling, as well as selected inventory reserves caused a decrease in gross profit of $409,000. The custom case line gross profit deceased $279,400 as a result of certain inventory reserves in the 1998 Period due to certain high margin orders received in Fiscal 1997.

         Selling expenses increased by $68,300 (5%) from $1,371,400 in the 1997 Period to $1,439,700 in the 1998 Period. The ratio of selling expenses to net sales was 11% in both the 1998 and 1997 Period. The increase in selling expenses in the 1998 Period was primarily the result of an increase in commissions.

         General and administrative expenses, increased as a percentage of net sales, from 16% in the 1997 Period to 17% in the 1998 Period, while the amount increased $268,800 (14%) to $2,253,400 in the 1998 Period from $1,984,600 in the
1997 Period. The increase in general and administrative expenses is attributable, in part, to the accounting treatment related to the sale of the business which represented discontinued operations. This business was sold effective September 30, 1997. For accounting purposes, a portion of certain of the 1997 Period salaries, professional fees, telephone and other related administrative expenses were allocated to this business and included in the discontinued operations, not in general and administrative expenses. Upon the divestment of this business line, the remaining business absorbed all of such costs as general and administrative expenses. As a result, the 1998 Period numbers appear to increase substantially. In addition, there were increases in travel ($42,000) relating to overseas business, and professional fees ($77,000) in part due to employment contracts, potential acquisitions, and the MedCovers Inc. production contract.

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

OTHER INCOME

         Total interest expenses increased by $102,500 (51%) to $302,400 in the 1998 Period from $199,900 in the 1997 Period due to interest associated with the indebtedness issued in connection with the Company's 1997 Private Placement, and, due to the amortization of deferred debt costs incurred in connection with both the 1997 Private Placement and the Company's new bank credit line which are included in interest income.

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

INCOME TAXES

         The Company incurred a loss before income taxes in Fiscal 1998 and should have recorded an income tax credit. Due to effects of temporary and permanent differences, the Company had taxable income before net operating loss carryforwards.

         The provision for income taxes increased by $35,600. Current income taxes increased by $12,300. The Company accrued current taxes of $18,700 which represented federal alternative tax and state and local taxes.
In Fiscal 1997, current taxes amounted to $6,400.

         Deferred income taxes increased by $23,300. Deferred income taxes decreased by $456,300 as a result of applying the balance sheet approach of calculating deferred tax assets. The Company increased its valuation allowance by $479,600 as it is uncertain if certain deferred tax assets will be fully utilized.

LIQUIDITY AND CAPITAL RESOURCES

             In the 1999 Period, $700,200 of cash was generated by operating activities. This increase in operating funds resulted primarily from net income of $835,800, an increase in accounts payable and accrued expenses of $1,086,000; the add back of a non-cash extraordinary charge of $277,000; a decrease in deferred taxes of $335,000 and a decrease in prepaid and other assets, net, of $73,900. Offsetting these amounts was an increase in accounts receivable of $1,842,600.

            Net investing activities in the 1999 Period used cash of $12,500. The Company collected $342,400 of notes receivable, which arose from the sale of its discontinued operations in 1997, $32,300 of loans made to its officers, and received $51,130 from the sale of assets. In the 1999 Period, the Company purchased $375,300 of property, plant and equipment. The Company also repurchased 20,000 shares of its Common Stock in open market transactions, aggregating a cost of $63,000.

         Financing activities in the 1999 Period used cash of $197,900. Funds were used for repayment of indebtedness under the bank credit line of $248,300, note payments to a related party of $42,700 and $14,800 for expenses in connection with the note conversion described below and debt costs. Offsetting this amount were the exercise of Class B warrants into common shares. Prior to their expiration on September 30, 1999, 215,500 Class B Warrants were exercised at $.50 per share, into 215,500 common shares aggregating $107,800.

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

         Forward and Koszegi Industries, Inc., a wholly-owned subsidiary of Forward ("Koszegi"), established a line of credit with a bank in April 1998 and are indebted to such bank for short-term borrowings and letters of credit. The total line is for $4,500,000. The line of credit is scheduled to mature on March 31, 2001. Borrowing availability is determined based on a formula of accounts receivable and inventory. The interest rate on the line is the prime rate in effect, from time to time, plus three quarters of one percent. The Company secured this line of credit with all of its assets and those of Koszegi. The Company used the new credit availability to pay its outstanding indebtedness on its former credit line of $937,000. In addition, the Company also used the facility to repay outstanding letters of credit financed by a third party. The new facility contains certain financial covenants for which the Company was in compliance. At September 30, no amounts were owed at the bank for direct borrowings but the Company was liable for bankers acceptances of $995,900. In addition, the Company did have a contingent liability for letters of credit and bankers acceptances totaling $2,434,400.

         In September 1998, the Company commenced a plan intended to streamline its operations and reduce its cost structure over time. The Company announced a plan of restructuring, and recorded restructuring charges for its fiscal year ended September 30, 1998, pursuant to which it closed its South Bend, Indiana manufacturing operations on February 28, 1999, but continued to provide required domestic manufacturing through subcontractors. However, the vast majority of the Company's orders are now manufactured overseas. The Company sold to MedCovers Inc., of Raleigh, North Carolina certain key production equipment, and provided technical support and quality assurance personnel at MedCovers factory. The Company also uses other third party sources for such production as appropriate. The Company incurred cash expenditures during the current year related to the plant shutdown, which were accrued at September 30, 1998. Funds for such expenditures were paid from existing cash or cash generated by operations. The contract with MedCovers is currently being reevaluated and may be cancelled to provide an open arrangement where MedCovers would not be the primary contractor.

         In addition, the Company renovated a building, which it owns, adjacent to its former leased factory in South Bend, to house its remaining sales staff, customer support and other administrative personnel who remain in Indiana. The renovation, which was completed at the end of February 1999, at a cost of approximately $107,000, was paid from the Company's existing funds.

         The Company, like many others which own computer software, was required to address the issue of software applications which are unable to recognize `OO' in their program code. The Company evaluated alternatives to resolve this problem and concluded that acquiring a new data system, rather than upgrading its existing systems and applications, was of greater long-term value. The Company expended approximately $150,000 during fiscal 1999, encompassing the cost of new hardware and software. Such amounts were paid from existing cash. The Company incurred internal staff costs associated with training. Cost of staff time was expensed as incurred, while cost of the new system is being capitalized and amortized over its useful life. The Company believes its data systems are Year 2000 compliant.

         In connection with its restructuring, the Company hired a new Chief Executive Officer and received the resignation of Mr. Theodore H. Schiffman, its co-founder and former Chief Executive Officer. Mr. Schiffman received a five-year consulting arrangement with annual consulting payments of $200,000 per year and a severance package totaling $350,000, of which $200,000 was paid on January 1, 1999, $35,000 was paid on September 30,1999 and $115,000 is scheduled to be paid on the 15th month anniversary thereof, January 1, 2000. Such amounts were and will be paid out of the Company's existing cash position or from internally generated funds.

         The Company did not incur any other long-term debt in the 1999 Period. At September 30, 1999, there was no long-term debt and all installment note and capital lease payments were made on a timely basis.

DEFERRED INCOME TAXES


The Company's balance sheet at September 30, 1999 includes $1,414,000 of deferred income taxes as an asset. The Company was profitable in Fiscal 1999 and in Fiscal 1998, before restructuring charges associated with the non-recurring costs of the shutdown of its South Bend plant, and in Fiscal 1997. However, to the extent that the Company's operations may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at September 30, 1999, the Company's stockholder's equity at such date of would have been reduced by $1,414,000 to a stockholder's equity of $3,701,300 and the Company's working capital at September would have been reduced by $502,600 from $3,430,200 to $2,927,600.

RISK FACTORS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         All cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Annual Report on Form 10-KSB.

DEPENDENCE ON SIGNIFICANT CUSTOMERS.

         The Company currently has certain customers for its carrying cases that account for a significant percentage of the Company's business. For Fiscal 1999, one of the Company's customers, together with its international affiliates, accounted for approximately 60% of the Company's sales. In Fiscal 1998, two customers accounted for approximately 39% and 16%, respectively, of the Company's sales. The loss of the single largest customer (whether as a result of such customer purchasing its requirements from another manufacturer, deciding to manufacture its own carrying cases or eliminating the inclusion of carrying cases with its product) would have a material adverse effect on the Company.

CONCENTRATION OF CREDIT RISK.

         While the Company has not experienced significant losses in extending credit to customers, at September 30, 1999, one customer and its international affiliates accounted for approximately 79% of the Company's accounts receivable, and three customers and their international affiliates accounted for approximately 67% of the Company's accounts receivable at September 30, 1998. The failure of any of such customers to pay the Company such amounts when and as due would have a material adverse effect on the Company.

DEPENDENCE ON FOREIGN MANUFACTURERS.

         During Fiscal 1999, 1998 and 1997, approximately 93%, 78%, and 63%, respectively, of the Company's carrying cases were manufactured overseas (primarily in Asia) by various contractors. The Company does not have any written agreements with any of such contractors to continue to supply the Company with finished product. In order to maintain competitive pricing, it is anticipated that the use of overseas contractors will maintain its current level or increase. During Fiscal 1999, the Company expanded the number of oversees contractors it utilizes to disperse its risk with any one of them. Any interruption in this source of supply would have a material adverse effect on the Company. Utilizing foreign sources of supply requires additional advanced planning and control and more rapid payment for merchandise, and such sources are subject to special risks such as potential political instability, unanticipated trade restrictions, war and shipping delays.


POSSIBLE INABILITY TO REALIZE BENEFIT OF DEFERRED INCOME TAX ASSETS.

         The Company's balance sheet at September 30, 1999 includes deferred tax assets aggregating $1,414,000 or approximately 14% of the Company's total assets, which $502,600 is classified as current. To the extent that the Company's operations are not profitable, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at September 30, 1999, the Company's shareholders' equity at such date of $5,115,300 would have been reduced by $1,414,000 to a shareholders' equity of $ 3,701,300.

          The Company's belief that its deferred tax assets will be realized is based upon a number of factors. The Company has been in business for over 35 years. Although the Company sustained a loss from continuing operations during Fiscal 1996 and Fiscal 1995, the Company had net income in Fiscal 1997, Fiscal 1998 (before non-recurring adjustments for the shutdown of its South Bend plant and severance to an officer) and Fiscal 1999. The Company has continued to streamline its fixed operating costs through the sale of a building and shutdown of its production facility. It believes its current operating conditions provides significantly more control of its costs. Given the significance of the Company's deferred tax assets, the failure of the Company to realize the benefit of its deferred tax assets would have a material adverse effect on the Company's working capital and net worth.

INTENSE COMPETITION AND EASE OF ENTRY.

         There is intense competition in the sale of carrying cases. Since no significant proprietary technology is involved in the production of the Company's products, others may enter the business with relative ease to compete with the Company.

RELIANCE ON KEY PERSONNEL.

         The Company is highly dependent on the personal efforts and services of Jerome E. Ball, Chairman and Chief Executive Officer, Michael Schiffman, President, and Theodore H. Schiffman, Chairman Emeritus. The Company has employment agreements with Jerome E. Ball for a term expiring September 30, 2000, a consulting agreement with Theodore H. Schiffman for a term expiring in 2003, and with Michael Schiffman for a term expiring September 30, 2001. The business of the Company would be materially and adversely affected if the Company lost the services of any of such individuals. The Company does not have key person life insurance as to any of such individuals.

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

CONTROL BY INSIDERS.

         Members of the Board, including the Company's Chief Executive Officer, Chairman-Emeritus, and President, together with its Chief Financial Officer and Secretary, directly or indirectly, beneficially own 2,494,152 shares of Common Stock, aggregating approximately 32% of the issued and outstanding capital stock of the Company. By virtue of their ownership of such Common Stock, such executive officers and directors or their affiliates may, collectively, be deemed to control the Company through the exercise of sufficient voting power to effectively control (or, at least, exercise a significant influence upon) the election of the Company's Board, direct the appointment of the Company's officers and, in general, significantly influence the outcome of any corporate transaction or other matter submitted to the Company's shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets, and to prevent or cause a change in control of the Company.

EFFECT OF OUTSTANDING OPTIONS AND WARRANTS.

         For the respective terms of outstanding options, warrants granted by the Company, the holders thereof are given an opportunity to profit from a rise in the market price of the Company's Common Stock. As of December 7, 1999, 2,266,875 shares of Common Stock (or an additional 34% of the outstanding Common Stock) are issuable upon the exercise or conversion of such securities at prices ranging from $1.75 to $3.25 per share. In November 1996, the Company's Board adopted, and in August 1997, the Company's shareholders approved, the Company's 1996 Stock Incentive Plan (the "Plan"), pursuant to which up to 8,000,000 shares of Common Stock may be issued to officers and employees of the Company upon the exercise of incentive stock options and nonqualified stock options. Options (including vested and non-vested options) to purchase up to 1,886,875 shares of Common Stock, included in the figure above, have been granted under such Plan as of December 7, 1999. The terms on which the Company may obtain additional financing during the respective terms of these stock options, warrants and other convertible securities may be adversely affected by their existence. The holders of such stock options and warrants may exercise such securities at a time when the Company might be able to obtain additional capital through a new offering of securities or other form of financing on terms more favorable than those provided by such stock options and warrants.

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

RISK OF LOSS OF LISTED STATUS OF COMMON STOCK ON THE NASDAQ SMALLCAP MARKET.

         The National Association of Securities Dealers listing requirements require, among other things, that all issuers of securities listed on the Nasdaq SmallCap Market maintain a continued minimum bid price per share of such securities of $1.00. The per share price of the Company's Common Stock as of December 7, 1999 was $2.75. There can be no assurances that the per share price of the Company's Common Stock will stay above $1.00. A consequence of the failure to maintain a bid price per share of $1.00 may be the de-listing of the Common Stock from the Nasdaq SmallCap Market, which may have a material adverse effect on the market value of the Common Stock and on the ability of the Company to obtain additional financing.


FUTURE SALES OF COMMON STOCK.

         Of the 6,104,131 shares of Common Stock currently outstanding, approximately 26% of such shares are "restricted stock" as that term is defined under Rule 144 promulgated under the Securities Act and under certain circumstances may be sold without registration pursuant to such rule. The Company is unable to predict the effect that sales made under Rule 144, or otherwise, may have on the then prevailing market price of the Company's securities although any future sales of substantial amounts of securities pursuant to Rule 144 could adversely affect prevailing market prices.

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


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 9 - DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

DIRECTORS AND EXECUTIVE OFFICERS.

   The directors and executive officers of the Company as of December 7, 1999 are as follows:


NAME                                   AGE      POSITION WITH THE COMPANY

Theodore H. Schiffman                  66       Chairman Emeritus
Jerome E. Ball                         61       Chief Executive Officer and Chairman of the Board (1)
Michael Schiffman                      34       President, Chief Operating Officer and Director (2)
Noah Fleschner                         63       Director
Samson Helfgott                        60       Director
Philip B. Kart                         50       Chief Financial Officer and Vice President (3)
Stephen Schiffman                      31       Secretary and Vice President of Marketing and Sales for
                                                Terrapin


(1) Jerome E. Ball was appointed Chief Executive Officer and Vice Chairman of the Company in October 1998 upon the resignation of Theodore H. Schiffman as Chief Executive Officer. In April 1999, Mr.
         Ball became Chairman.

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

         THEODORE H. SCHIFFMAN, a co-founder of the Company, has been its Chairman and Chief Executive Officer for more than the past five years and has been a director since 1961. He became Chief Financial Officer in July of 1996 and served in that role until February 1998. In October 1998, Mr. Schiffman tendered his resignation and agreed to a five-year consulting and severance arrangement with the Company. The agreement called for Mr. Schiffman to retain his position as Chairman for six months after the date Mr. Ball joined the Company as Vice Chairman. At that time, Mr. Ball assumed the position of Chairman and Mr. Schiffman became Chairman Emeritus.

         JEROME E. BALL became Chief Executive Officer and Vice Chairman of the Board effective October 1, 1998 and became Chairman of the Board in April 1999. Before joining Forward Industries Mr. Ball served as Chairman and Chief Executive Officer of George Arzt Communications, a full service public relations firm. Prior to that, Mr. Ball had been president of Balson-Hercules Group, a textile manufacturing company which was sold to a Canadian Stock Exchange listed company, Consoltex Group, Inc., Ltd., where he served until 1996.

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

         Pursuant to their respective employment agreements with the Company,
(a) Theodore Schiffman was employed as Chief Executive Officer through September 30, 2000, however, effective October 1, 1998, Mr. Schiffman tendered his resignation and agreed to a five-year consulting and severance arrangement; (b) Michael Schiffman is employed as President and Chief Operating Officer through September 30, 2001 and the Company has agreed to use its best efforts to elect him annually as a director; and (c) Jerome Ball is employed as Chief Executive Officer and Vice Chairman, effective October 1, 1998 through September 30, 2000, and assumed the position of Chairman six months after his commencement with the Company. See Item 10; "Executive Compensation"

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

         During Fiscal 1999, there were no delinquent filings by any reporting persons of the Company under Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION IN FISCAL 1999, 1998, AND 1997

         The following table sets forth certain summary information regarding all cash and non-cash compensation paid by the Company during Fiscal 1999, Fiscal 1998 and Fiscal 1997 to each of its executive officers earning more than $100,000.


                           SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION                   LONG TERM COMPENSATION

                                                                                    SECURITIES
NAME AND                       FISCAL                           OTHER ANNUAL        UNDERLYING        ALL OTHER
PRINCIPAL POSITION              YEAR             SALARY         COMPENSATION          OPTIONS       COMPENSATION

JEROME E. BALL,                 1999            $201,600         $20,000(a)       250,000 shares         --
Chairman of the Board
 Chief Executive Officer
 (Effective Oct. 1, 1998)

 THEODORE H. SCHIFFMAN,         1999            $68,750         $150,000(b)         --
   Chairman Emeritus,           1998            $268,000              --             --                   --
                                1997            $275,000                           200,000 shares         --


MICHAEL SCHIFFMAN ,             1999           $240,417(d)       $25,828(a)        400,000 shares(a)      --
  President &Chief Operating    1998            $182,210              --(c)        300,000 shares         --
   Officer                      1997            $150,000              --(c)        150,000 shares         --


PHILIP KART,                    1999            $130,000         $15,000(a)        75,000 shares          --
  Chief Financial Officer       1998            $86,667               --             --                   --


(a) The Company has accrued $140,000, $194,000 and $40,000 in addition to bonus amounts paid, above, to Mr. Ball, Schiffman and Kart, respectively based on the results of Fiscal 1999, and in accordance with employment arrangements.

(b) Reflects consulting payments made pursuant to contractual agreement. Excludes severance payments totaling $235,000.

(c) Does not include rental value of apartment and related expenses provided to Mr. Schiffman, aggregating approximately $9,000 per month since July 1995, while on Company assignment in Hong Kong.

(d) Includes $10,417 paid during Fiscal 1999 as a retroactive adjustment for salary increase.





       EMPLOYMENT AGREEMENTS

         Effective October 1, 1997, the Company entered into an employment agreement with Theodore H. Schiffman (the "THS Agreement") pursuant to which Mr. Schiffman was employed as Chief Executive Officer of the Company. The THS Agreement provided for an annual salary of $275,000 plus annual bonus compensation generally equal to 5% of net pre-tax annual income of the Company in excess of $1,000,000 (which is determined without taking into consideration bonus compensation payable to any employee, including Mr. Schiffman). Effective October 1, 1998, this agreement, which was due to expire on September 30, 2000, was terminated and the Company entered into a consulting agreement with Mr. Schiffman (the "THS Consulting Agreement"). Pursuant to this agreement, Mr. Schiffman receives an annual consulting fee of $200,000 for a period commencing January 1, 1999 and, ending December 10, 2003. In addition, Mr. Schiffman will receive severance payments totaling $350,000, of which $200,000 was paid on January 1, 1999 and $150,000 on the 15th-month anniversary thereof ($35,000 of such amount was used for the partial payment of a note due the Company from Mr. Schiffman on September 30,1999),and a reduction in the exercise price of his 450,000 options to $1.10 per share. Mr. Schiffman stepped down as Chairman six months after the date

Mr. Ball joined the Company and thereafter became Chairman Emeritus. If Mr. Schiffman dies during his consulting term, and if the Company is the recipient of at least $1,000,000 of proceeds of insurance on his life, the Company will pay to his widow, or if his wife has predeceased him, his estate, a monthly death benefit of $10,000 for a ten-year period. If the Company is not the recipient of at least $1,000,000 of insurance, such monthly death benefit will be paid for a period of three years, followed by a monthly death benefit of $5,000 for seven years; if his widow dies prior to the end of such ten year period, such payments will cease. The THS Consulting Agreement may be terminated as a result of bad faith conduct on the part of Mr. Schiffman. In addition, Mr. Schiffman has agreed to a three year non-compete arrangement and to maintain confidentiality of trade secrets and work product.

         Effective October 1, 1998, the Company entered into an employment agreement with Jerome E. Ball (the "JEB Agreement") pursuant to which Mr. Ball is employed as Chief Executive Officer and Vice Chairman, and six months thereafter, as Chairman, through September 30, 2000. The JEB Agreement provides for an annual salary of $201,600 plus an annual bonus equal to ten (10%) percent of the pre-tax operating profit in excess of $675,000 (which is determined without taking into consideration bonus compensation payable to any individual). For the fiscal year 1999, Mr. Ball received $20,000 as a prepayment and the Company accrued an additional $140,000 bonus pursuant to the terms of the agreement.. In addition, Mr. Ball received options to purchase 250,000 shares of Common Stock at an exercise price of $1.75 per share. Such options became exercisable by the end of the first year employment term. The JEB Agreement also provides that the Company grant Mr. Ball options to purchase up to an additional 250,000 shares of Common Stock at an exercise price of $2.00 per share if the Company's stock price averages $3.50 for a 180 day period.

         Effective October 1, 1998, the Company entered into an employment agreement with Michael Schiffman, employing Mr. Schiffman as President and Chief Operating Officer of the Company through September 30, 2001 at an annual salary of $230,000, plus annual bonus compensation equal to 3% of all sales by the Company over $13 million per year, payable on a pro rata basis quarterly during the following fiscal year. In addition, Mr. Schiffman was granted options to purchase up to 600,000 shares of Common Stock at the then current market price, in equal 200,000 share amounts, contingent upon the Company achieving sales of $16 million, $18.5 million, and $21 million in any fiscal year. During the fiscal year-ended September 30, 1999, Mr. Schiffman earned 400,000 options and was provided $25,828 as a prepayment and the Company accrued an additional $194,172 bonus pursuant to the terms of this agreement.

OPTION GRANTS

         The following table indicates all option grants to each of the individuals named in the Summary Compensation Table during Fiscal 1999.

                          OPTION GRANTS IN FISCAL 1999


                           NUMBER  OF             PERCENTAGE OF TOTAL     EXERCISE
OPTIONEE                 UNDERLYING SHARES           OPTION GRANT          PRICE

Jerome E. Ball               250,000                    30%                 $1.75
Michael M. Schiffman         200,000                    24%                 $1.88
Michael M. Schiffman         200,000                    24%                 $3.25
Philip B. Kart                75,000                     9%                 $2.00


STOCK OPTIONS HELD AT END OF FISCAL 1999

         The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation Table as of September 30, 1999. No options to purchase Common Stock were exercised during Fiscal 1999 and no stock appreciation rights were outstanding during Fiscal 1999. All options were in-the-money at the end of Fiscal 1999.

                              NUMBER OF SECURITIES
                             UNDERLYING UNEXERCISED
                          OPTIONS AT SEPTEMBER 30, 1999


NAME                                 EXERCISABLE            UNEXERCISABLE

Jerome E. Ball                         250,000                  -0-
Theodore H. Schiffman                  351,000                 99,000
Michael Schiffman                      751,000                 99,000
Philip B. Kart                          56,250                 18,750



ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is information, as of December 7, 1999, with respect to the beneficial ownership of the Common Stock by (i) each person or group who is known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each of the directors of the Company, (iii) each of the executive officers of the Company named in the compensation table under Item 10, "Executive Compensation", and (iv) all directors and executive officers of the Company, as a group (five persons). Information as to Robert S. Ellin and related investors is based on a Schedule 13D, as amended, filed by such group.


                                                      NUMBER OF SHARES                      PERCENT
IDENTITY OF BENEFICIAL OWNERS                         OF COMMON STOCK                      OF CLASS

Theodore H. Schiffman                                 671,100 shares (a)(b)(c)               10.2%
400 Post Avenue
Westbury, New York 11590

Jerome E. Ball                                        450,500 shares(d)                       7.1%
400 Post Avenue
Westbury, New York 11590

Robert S. Ellin and related investors                 796,167 shares (e)                     13.0%
750 Lexington Avenue
New York, NY 10022

Michael Schiffman                                     1,200,327 shares (b)(c)                17.3%
400 Post Avenue
Westbury, New York 11590

Philip B. Kart                                         96,250 shares                          1.6%
400 Post Avenue
Westbury, New York, 11590

Noah Fleschner                                        330 shares                                *
400 Post Avenue
Westbury, New York 11590

Samson Helfgott                                        ---                                    ---
400 Post Avenue
Westbury, New York 11590

All directors and executive                           2,494,152 shares                       32.3%
officers as a group (5 persons)                       (a)(b)(d)(f)


(a) Includes 40,700 shares owned by Mr. Schiffman's wife, as to all of which shares Mr. Schiffman disclaims beneficial ownership.

(b) Includes 150,000 shares subject to options granted by the Company on October 12, 1994 to each of Theodore H. Schiffman and Michael Schiffman at an exercise price of $1.50 per share and 300,000 shares subject to options granted by the Company on November 15, 1996 to each of Theodore H. Schiffman and Michael Schiffman at an exercise price of $2.00 per share. Theodore H. Schiffman's option price, for all such options was reduced to $1.10 in connection with his resignation and the THS Consulting Agreement.

(c) Theodore H. Schiffman, the Chairman Emeritus of the Company, is the father of Michael Schiffman, the Executive Vice President and a director of the Company and Stephen Schiffman, the Secretary of the Company. Each of Theodore H. Schiffman, Michael Schiffman and Stephen Schiffman disclaims beneficial ownership of shares beneficially owned by the others.

(d) Includes 250,000 shares of Common Stock issuable upon the exercise of vested stock options.

(e) Includes (i) 291,000 shares of Common Stock owned by Atlantis Equities, Inc. ("Atlantis"), a corporation for which Mr. Ellin is the sole officer and director, (ii) 37,500 shares of Common Stock owned by Robert Ellin Family 1997 Trust (the "Trust"), of which Mr. Ellin's father is the trustee and of which his minor children are the beneficiaries as to which Mr. Ellin disclaims beneficial ownership, (iii) 89,500 shares of Common Stock owned by Mr. Ellin, (iv) 268,167 shares of Common Stock owned by the Robert Ellin Profit Sharing Plan (the "Plan") of which Mr. Ellin is the beneficiary, and (v) 110,000 shares of Common Stock held by Nancy
J. Ellin, the wife of Mr. Ellin.

(f) Includes 14,388 shares subject to options, in addition to those referred to in notes (a)(b) and (d) .

*Less than 1.0%.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has made unsecured loans from time to time to Mr. and Mrs. Theodore H. Schiffman and to Mr. Schiffman's son Michael Schiffman. As of September 30, 1999, (a) Theodore A Schiffman had executed a promissory note to the Company in the principal amount of $235,535, bearing interest at 6% per annum, payable annually on September 30 of each year, commencing September 30, 1996, with the first four installments each in the sum of $50,000 and the remaining balance due, in, principal amount of $93,703, due at September 30, 1998. The THS Consulting Agreement requires repayment of the loan in full out of his consulting fee over the term of such agreement, accordingly $73,961 remains outstanding at September 30, 1999 after the first of five annual payments, and
(b) Michael Schiffman had executed a similar note in the principal amount of $50,000 in principal amount, bearing interest at 7% per annum, payable in equal annual installments of $10,000 each September 30 commencing September 30, 1996 through September 30, 2000, of which $10,000 in principal amount, plus interest, remains due. The balance of the loan to Mrs. Schiffman at September 30, 1998, $3,821, was paid in full on December 31, 1998 .

         Theodore H. Schiffman's son, Stephen Schiffman, is employed by the Company at an annual salary of $50,000. Stephen Schiffman is the Company's Secretary and an administrator of the Company's Terrapin(TM) line of notebook computer carrying cases.

         Jerome E. Ball, Chief Executive Officer of the Company, purchased one Unit in the 1997 Private Placement for $25,000. Accordingly, the Company was indebted to Mr. Ball in the amount of $10,000, pursuant to the terms of the 1997 Private Placement. In addition, Mr. Ball purchased an additional $60,000 of Notes issued in the 1997 Private Placement from the Company. All such Notes were converted into an aggregate of 140,000 shares of Common Stock and Private Placement Warrants to purchase 210,000 shares of Common Stock on December 4, 1998. The Private Placement Warrants expired on March 15, 1999 . Mr. Ball agreed, for a period of one year, not to sell or otherwise dispose of securities received upon conversion of the Notes held by him without the Company consent.

         On December 2, 1998, Michael M. Schiffman, President of the Company, purchased $50,000 of the Notes issued in the 1997 Private Placement from the Company. All such Notes were converted into and aggregate of 100,000 shares of Common Stock and Private Placement Warrants to purchase 150,000 shares of Common Stock on December 4, 1998. The Private Placement Warrants expired on March 15, 1999. Mr. Schiffman agreed, for a period of one year, not to sell or otherwise dispose of securities received upon conversion of the Notes held by him without the Company's consent.

         On December 2, 1998, Philip B. Kart, Chief Financial Officer of the Company, purchased $20,000 of the Notes issued in the 1997 Private Placement from the Company. All such Notes were converted into an aggregate of 40,000 shares of Common Stock and Private Placement Warrants to purchase 60,000 shares of Common Stock on December 4, 1998. The Private Placement Warrants expired on March 15, 1999. Mr. Kart agreed, for a period of one year, not to sell or otherwise dispose of securities received upon conversion of the Notes held by him without the Company's consent.

         In July and December 1997, Robert S. Ellin and related investors purchased an aggregate of 5.6 Units in the 1997 Private Placement. On August 11, 1998, Mr. Ellin purchased one half Unit in a privately negotiated transaction for $22,500.

         On December 2, 1998, (i) Nancy J. Ellin, the wife of Mr. Ellin, purchased for $55,000 principal amount of Notes from the Company which converted into 110,000 shares of Common Stock and Private Placement Warrants to purchase 165,000 shares of Common Stock and (ii) the Robert Ellin Profit Sharing Plan purchased for $45,000 principal amount of Notes from the Company which converted into an aggregate of 90,000 shares of Common Stock and Private Placement Warrants to purchase 135,000 shares of Common Stock. The Private Placements Warrants expired on March 15, 1999 Such investors agreed, for a period of one year, not to sell or otherwise dispose of securities received upon conversion of the Notes held by him and related investors of which he is beneficial owner, without the Company's consent.

         Mr. Ellin is currently in negotiations with the Company concerning his consulting to the Company; however, the Company and Mr. Ellin have not reached any agreement as to any such consulting agreement and there can be no assurance that any such agreement will be reached. In November 1998, Mr. Ellin received a fee of $40,000 in connection with his recruitment of Jerome E. Ball as the Company's Chief Executive Officer and in December 1999 Mr. Ellin received a payment of $20,000 as a partial payment advance toward the agreement.

         On September 1, 1995, the Company borrowed $100,000 from Carl Waldman, uncle of Theodore H. Schiffman, for a term of five years pursuant to a promissory note bearing interest at 10% per annum. The note was paid in full fiscal 1999.

         The Company has incurred indebtedness created in connection with letters of credit extended for the benefit of the Company by a corporation controlled by the spouse of Cheryl Fenster Fishoff. The Company pays such corporation a commission of 5% of the amount of the letters of credit, together with expenses related to opening and collection of such letters of credit, and interest on the open balances thereof at 1.5% over the prime rate of the issuing bank. At September 30, 1999, no indebtedness was outstanding and the Company incurred no interest on open letters of credit.

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

23.  CONSENT OF EXPERTS AND COUNSEL - Consent of Patrusky, Mintz & Semel*

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

Dated: December 7, 1999              FORWARD INDUSTRIES, INC.

                                     By: /S/ JEROME E. BALL
                                           ----------------------

                                         Jerome E. Ball
                                         Chief Executive Officer, and
                                         Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


December 7, 1999                     /S/JEROME  E. BALL
                                     ------------------

                                     Jerome E. Ball
                                     Chief Executive Officer, and
                                     Chairman of the Board
                                     (Principal Executive Officer)


December 7, 1999                     /S/PHILIP B. KART
                                     -----------------

                                     Philip B. Kart
                                     Chief Financial Officer and Vice President
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)


December 7, 1999                     /S/THEODORE H. SCHIFFMAN
                                     ------------------------

                                     Theodore H. Schiffman
                                     Director


December 7, 1999                     /S/MICHAEL SCHIFFMAN
                                     --------------------

                                     Michael Schiffman
                                     President and Director


December 7, 1999                     /S/NOAH FLESCHNER
                                     -----------------

                                     Noah Fleschner
                                     Director


December 7, 1999                     /S/SAMSON HELFGOTT

                                     Samson Helfgott
                                     Director

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

*Filed herewith

ITEM 7 - FINANCIAL STATEMENTS

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                    REPORT ON
                        CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED SEPTEMBER 30, 1999

                                    CONTENTS



                                                                           PAGE

INDEPENDENT AUDITORS'REPORT                                                 F-2

CONSOLIDATED BALANCE SHEETS                                           F-3 - F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                                       F-5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                             F-6

CONSOLIDATED STATEMENTS OF CHANGES
     IN STOCKHOLDERS' EQUITY                                                F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-8 - F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-10 - F-25

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                            F-26

EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE                 F-27 - F-29

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS
FORWARD INDUSTRIES, INC.
WESTBURY, NEW YORK

         We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. and Subsidiaries as of September 30, 1999, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. and Subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the years ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles.

         We have audited Schedule II and Exhibit 11 of the Company for the year ended September 30, 1999 and 1998 included in the 1999 annual report of the Company on Form 10-KSB. In our opinion, the schedule and exhibit present fairly the information required to be set forth therein.

                                      /S/ PATRUSKY, MINTZ & SEMEL

                                      PATRUSKY, MINTZ & SEMEL
                                      CERTIFIED PUBLIC ACCOUNTANTS


NEW YORK, NEW YORK
December 7, 1999

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1999



                                     ASSETS
                                    (NOTE 8)



CURRENT ASSETS:
     Cash and cash equivalents                                                            $1,210,762
     Accounts receivable, less allowance for doubtful
         accounts of $133,800                                                              4,738,263
     Inventories (Note 3)                                                                    992,064
     Notes receivable - current portion (Note 4)                                             227,858
     Notes and loans receivable - officers - current portion (Note 6)                         28,490
     Prepaid expenses and other current assets (Note 7)                                      441,002
     Deferred income taxes (Note 11)                                                         502,632
                                                                                             -------


                                Total current assets                                       8,141,071
                                                                                           ---------

PROPERTY, PLANT AND EQUIPMENT - net (Note 5)                                                 492,427
                                                                                             -------

OTHER ASSETS:
     Deferred income taxes (Note 11)                                                         911,395
     Note receivable - net of current portion (Note 4)                                       126,284
     Deferred debt costs                                                                      25,769
     Notes and loans receivable - officers - net of
         current portion (Note 6)                                                             55,471
     Other assets                                                                             73,764
                                                                                              ------


                                Total other assets                                         1,192,683
                                                                                           ---------


                                                                                          $9,826,181
                                                                                          ==========




             The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)

                               SEPTEMBER 30, 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Acceptances due to bank (Note 8)                                                     $  995,852
     Accounts payable                                                                      2,301,557
     Accrued expenses and other current liabilities (Note 10)                              1,298,466
     Accrued severance to officer                                                            115,000
                                                                                           ---------
                             Total current liabilities                                     4,710,875
                                                                                           ---------

COMMITMENTS (Note 12)

STOCKHOLDERS' EQUITY:
     Preferred stock, 4,000,000 authorized shares,
         par value $.01; none issued                                                             -
     Common stock, 40,000,000 authorized shares,
        par value $.01; issued 6,286,531 shares
        (including 184,890 held in treasury) (Note 14)                                        62,865
     Paid-in capital                                                                       7,402,768
     Accumulated deficit                                                                 (2,048,569)
     Foreign currency adjustment                                                               (589)
                                                                                           ---------
                                                                                           5,416,475
     Less: Cost of shares in treasury                                                        301,169
                                                                                           ---------

     Total stockholders' equity                                                            5,115,306
                                                                                           ---------

                                                                                          $9,826,181
                                                                                          ==========




             The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           YEARS ENDED SEPTEMBER 30,
                                                           -------------------------

                                                           1999                 1998
                                                           ----                 ----

NET SALES                                               $20,553,192        $13,028,888

COST OF GOODS SOLD                                       14,307,809          9,351,053
                                                         ----------        -----------

GROSS PROFIT                                              6,245,383          3,677,835
                                                         ----------        -----------

OPERATING EXPENSES:

Selling                                                   1,791,043          1,439,734
   General and administrative                             2,800,011          2,253,370
   Restructuring charge (Note 2)                               --              897,383
   Severance to officer (Note 12)                              --              350,000
                              --                          ---------        -----------

                                                          4,591,054          4,940,487
                                                          ---------        -----------

INCOME (LOSS) FROM OPERATIONS                             1,654,329         (1,262,652)
                                                          ---------        -----------

OTHER INCOME (DEDUCTIONS):
   Interest expense                                         (71,734)          (279,825)
   Interest expense - related parties                        (1,709)           (22,529)
   Interest income                                           79,553             54,922
   Rental income - net                                         --              (60,730)
   Other income (deductions) - net                         (152,660)           772,186
                                                           --------        -----------

                                                           (146,552)           464,024
                                                           --------        -----------

INCOME (LOSS) BEFORE PROVISION

FOR INCOME TAXES                                          1,507,777           (798,628)

PROVISION FOR INCOME TAXES (Note 11)                        395,000            280,148
                                                           --------        -----------

INCOME (LOSS) FROM  BEFORE EXTRAORDINARY ITEM             1,112,777         (1,078,776)

EXTRAORDINARY ITEM:
   Non-cash interest charge from
   Conversion of promissory notes
   (net of income tax benefit of $ -0-)Note 14             (277,000)              --
                                                           --------        -----------


NET INCOME (LOSS)                                          $835,777        ($1,078,776)
                                                           --------        -----------


NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE (Note 17):
   Basic:
     Income (loss) before extraordinary item                   $.19              $(.23)
     Extraordinary item                                        (.05)              --
                                                               ----              -----

                                                               $.14              $(.23)
                                                               ----              -----
Diluted:
   Income (loss) before extraordinary item
   Extraordinary item                                          $.19              $(.23)

                                                               (.05)              --
                                                               ----              -----

                                                               $.14              $(.23)
                                                               ----              -----

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING (Note 17)
       BASIC                                              5,751,266          4,650,641
                                                          =========          =========
       DILUTED                                            5,821,554          4,650,641
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

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME



                                                        Years Ended
                                                        SEPTEMBER 30
                                          --------------------------------------
                                              1999                      1998
                                          --------------------------------------


NET INCOME (LOSS)                           $  835,777              $(1,078,776)


COMPREHENSIVE INCOME ADJUSTMENTS:               17,128                  (17,717)
                                                ======                  =======

COMPREHENSIVE INCOME (LOSS)                 $  852,905              $(1,096,493)
                                            ==========              ===========














         The accompanying notes are an integral part of these financial statements

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                    COMMON STOCK
                                                    ------------
                                                                                                 RETAINED
                                                                                                 EARNINGS        FOREIGN
                                                       NUMBER                     PAID-IN        (ACCUM.         CURRENCY
                                         TOTAL        OF SHARES      AMOUNT       CAPITAL        DEFICIT)        ADJUSTMENT
                                         -----        ---------      ------       -------        --------        ----------

                                                                 YEAR ENDED SEPTEMBER 30, 1998
Balance
October 1, 1997                      $ 4,228,694      4,303,031   $    43,030   $ 6,229,347    $(1,805,570)          $-

Common stock issued in
connection with private
placement (Note 14)                      292,500        585,000         5,850       286,650           --             --

Deferred offering costs                  (94,774)          --            --         (94,774)          --             --

Exercise of options                      121,500         75,000           750       120,750           --             --

Issuance of warrants for
services rendered (Note 14)                9,730           --            --           9,730           --             --

Foreign currency
translation adjustment                   (17,717)          --            --            --             --          (17,717)

Net loss                              (1,078,776)          --            --            --       (1,078,776)          --
                                     -----------      ---------   -----------   -----------    -----------    -----------

BALANCE -
September 30, 1998                   $ 3,461,157      4,963,031   $    49,630   $ 6,551,703    $(2,884,346)   $   (17,717)
                                     ===========      =========   ===========   ===========    ===========    ===========


                                                                 YEAR ENDED SEPTEMBER 30, 1999

BALANCE
October 1, 1998                      $ 3,461,157      4,963,031   $    49,630   $ 6,551.703    $(2,884,346)   $   (17,717)

Common stock issued in
connection with conversion
of notes payable                     $   554,000      1,108,000   $    11,080   $   542,920           --             --

Offering costs of
conversion  debt to
equity                                   (11,950)          --            --         (11,950)          --             --

Extraordinary charge
related to note
conversion(Note 14)                      277,000           --            --         277,000           --             --

Exercise of Class B
Warrants                                 107,750        215,500         2,155       105,595           --             --

Shares repurchased in
open-market transactions                 (63,056)          --            --            --             --             --

Reversal of expense for
Warrants issued for services
which lapsed (Note 14)                   (62,500)          --             --        (62,500)          --             --

Foreign currency
transaction adjustment                    17,128           --            --            --             --           17,128

Net earnings                             835,777           --            --            --          835,777           --
                                     -----------      ---------   -----------   -----------    -----------    -----------

BALANCE
September 30, 1999                   $ 5,115,306      6,286,531   $    62,865   $ 7,402,768    $(2,048,569)   $      (589)
                                     ===========      =========   ===========   ===========    ===========    ===========



                                           TREASURY STOCK
                                           --------------


                                        NUMBER
                                        OF SHARES      AMOUNT
                                        ---------      ------


Balance
October 1, 1997                         (164,890)    $  (238,113)

Common stock issued in
connection with private
placement (Note 14)                         --              --

Deferred offering costs                     --              --

Exercise of options                         --              --

Issuance of warrants for
services rendered (Note 14)                 --              --

Foreign currency
translation adjustment                      --              --

Net loss                                    --              --
                                        --------     -----------

BALANCE -
September 30, 1998                      (164,890)    $  (238,113)
                                        ========     ===========




BALANCE
October 1, 1998                         (164,890)    $  (238,113)

Common stock issued in
connection with conversion
of notes payable                            --              --

Offering costs of
conversion  debt to
equity                                      --              --

Extraordinary charge
related to note
conversion(Note 14)                         --              --

Exercise of Class B
Warrants                                    --              --

Shares repurchased in
open-market transactions                 (20,000)        (63,056)

Reversal of expense for
Warrants issued for services
which lapsed (Note 14)                      --              --

Foreign currency
transaction adjustment                      --              --

Net earnings                                --              --
                                        --------     -----------

BALANCE
September 30, 1999                      (184,890)    $  (301,169)
                                        ========     ===========





Note- Preferred stock is not shown as no shares have been issued.



         The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        YEARS ENDED SEPTEMBER 30,
                                                                        -------------------------
                                                                        1999                  1998
                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                               $   835,777       $(1,078,776)
     Adjustments to reconcile net income (loss) to net
          cash provided by (used in) continuing operations:
     Extraordinary interest charge                                       277,000              --
     Gain on sale of property and equipment                              (68,299)         (668,962)
     Depreciation and amortization                                       132,566           247,733
     Deferred taxes                                                      335,000           261,448
     Reduction of property and equipment to net realizable value            --             202,096
     Non-cash compensation (reversal)                                    (62,500)            9,730
     Changes in assets and liabilities:
          Accounts receivable                                         (1,831,420)          (18,250)
          Inventories                                                     91,598          (148,650)
          Prepaid expenses and other current assets                       73,903          (182,134)
          Other assets                                                   (14,352)           52,836
          Accounts payable                                             1.085,985          (721,327)
          Accrued severance to officer                                  (235,000)          350,000
          Accrued expenses and other current liabilities                  79,892           731,770
                                                                          ------           -------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      700,150          (962,286)
                                                                         -------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of division                                          --             492,785
    Proceeds from sale of property and equipment                          51,130           824,356
    Proceeds from notes and loans receivable                             342,446           275,436
    Proceeds from collections from officers                               32,312            53,083
    Purchases of property, plant and equipment                          (375,335)         (160,159)
    Purchase of Treasury Shares                                          (63,056)             --
                                                                         -------          --------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (12,503)        1,485,501

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (payments of) short-term borrowings                   (248,251)         (131,002)
    Proceeds from long-term notes                                           --              10,000
    Payments of long-term notes                                             --            (234,697)
    Payments of mortgage                                                    --          (1,057,748)
    Payments of note payable - related party                             (42,670)          (46,030)
    Proceeds from issuance of stock                                      107,750           414,000
    Deferred offering costs                                              (11,950)          (27,832)
    Deferred debt cost                                                    (2,812)          (93,469)
                                                                          ------           -------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (197,933)       (1,166,778)
                                                                        --------        ----------

EFFECT OF EXCHANGE RATE CHANGES                                           17,128           (17,717)
                                                                        --------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     506,842          (661,280)

CASH AND CASH EQUIVALENTS - beginning                                    703,920         1,365,200
                                                                        --------        ----------

CASH AND CASH EQUIVALENTS - ending                                   $ 1,210,762       $   703,920
                                                                     ===========       ===========



         The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                            YEARS ENDED SEPTEMBER 30,
                                                            -------------------------

                                                              1999             1998
                                                              ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the year for:
         Interest                                            $  69,913       $ 171,695
         Income taxes                                        $   6,258       $  13,145

SCHEDULES OF NON-CASH ACTIVITIES:

         Warrants issued (lapsed) for services rendered      $ (62,500)      $   9,730
         Forgiveness of mortgage debt                             --            55,529
         Offset of deferred offering costs
               to be paid in capital                              --            66,942
         Issuance of promissory notes upon closing of
               private placement units                            --           185,000
         Issuance of note receivable for amounts due on
               sale of division                                   --            80,000
         Conversion of debt into equity                        554,000            --
         Sale of property and equipment
               held for sale                                   171,369            --







         The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         Forward Industries was incorporated under the laws of the State of New York and began operations in 1961. The Company is engaged in the design and marketing of custom-designed soft-sided carrying cases made from leather, nylon, vinyl and other synthetic fabrics. The cases are used primarily for the transport of portable devices such as cellular phones, medical devices and computers. The Company markets products either as a direct seller or as an other-equipment-manufacturer to customers in the United States, Europe, Asia and Australia. For the years ended September 30, 1999 and 1998, respectively, approximately 71% and 31% of its sales were to customers outside of the United States.

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

            One customer accounted for 79%, and three customers accounted for 67% of the company accounts receivable at September 30, 1999 and 1998, respectively. These customers are substantial companies with good credit worthiness. None of these customers are in default and payments are received from them on a timely basis. In 1999 one customer accounted for 60%, and in 1998, two customers accounted for 55% of net sales.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



         CASH

         The Company maintains cash balances with financial institutions which at times may be in excess of the FDIC insurance limit.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

ECONOMIC DEPENDENCE

           The Company is dependent on one of its suppliers for the purchase of inventory. The Company purchased 36% and 46% of its inventory from this supplier in Fiscal 1999 and Fiscal 1998, respectively. Management believes that other suppliers could provide similar products on comparable terms. However, a change in an individual supplier could delay shipment of product resulting in a loss of sales which could affect operating results.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred.

DEFERRED OFFERING AND DEFERRED DEBT COSTS

         Deferred offering costs represented amounts incurred in connection with obtaining equity in the Company's 1997 Private Placement (see Note 14). Such costs were charged against paid-in capital when the respective sales of the units were closed.

         Deferred debt costs were incurred in connection with obtaining debt financing, either in the Company's 1997 Private Placement (see Note 14) or for the Company's bank credit facility (see Note 8.). The costs are amortized over the term of the debt issued. Amortization amounted to $62,204 and $107,192 for the years ended September 30, 1999 and 1998, respectively.


ADVERTISING COSTS

         Advertising costs are charged to operations when incurred. Advertising costs amounted to $49,680 and $235,957 for the years ended September 30, 1999 and 1998, respectively.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in fiscal 1999. Components of comprehensive income for the Company include items such as net income and foreign currency translation adjustments.

RECLASSIFICATIONS

         Certain amounts have been reclassified to conform to the current year presentation

NOTE 2 - RESTRUCTURING CHARGE IN FISCAL 1998

         During Fiscal 1998, the Company commenced a plan to streamline its operations and improve the Company's cost structure. In August 1998, the Company entered into an agreement to sell certain production equipment of a wholly-owned subsidiary, Koszegi Industries, Inc. ("Koszegi") to MedCovers, Inc. of Raleigh, North Carolina, and to establish alternate sources of domestic production in order close its production facility, which had been operating at substantially less than capacity. The majority of Koszegi's orders are now produced overseas. Accordingly, the Company did not renew the lease for its production facility in South Bend, Indiana, upon its expiration in February 1999.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 2 - RESTRUCTURING CHARGE IN FISCAL 1998 (CONTINUED)

         In the fourth quarter of Fiscal 1998, the Company recorded a restructuring charge of approximately $897,000 ($.19 per basic share) in connection with the closing of its production facility. The primary components of that charge were severance and employee benefit costs for the elimination of manufacturing and administrative support positions $360,000, markdown of property and equipment to estimated realizable value $202,000, factory related expenses incurred during the shutdown $285,000 and other costs $50,000.

NOTE 3 - INVENTORIES

         Inventories at September 30, 1999 are comprised of the following:


                      Finished goods                                                         $957,402
                      Raw materials and supplies                                               34,662
                                                                                             --------

                                                                                             $992,064
                                                                                             ========


NOTE 4 - NOTES RECEIVABLE

            Notes receivable consist of the following at September 30, 1999:

Two non-interest bearing promissory notes received as part of the sale of the
    Company's Advertising Specialties division on September 30, 1997; originally payable in equal monthly installments of $23,611 commencing in October 1997, and $2,879 commencing January 1998, through September 2000. In July 1999, remaining amounts were combined into monthly installments of $14,733 over 24 months. Interest on the notes has been imputed at a rate of 12 1/2% per annum. The note is secured by the assets sold by the Company,
    and a personal guarantee of $200,000.                                                    $277,355

Subordinated note received as part of the sale of certain assets of its Republic division in April 1994; originally payable in monthly installments of $5,833 plus interest at the prime rate (not to exceed 9%) through May 2000 .
    Revised in January 1999 to 12 monthly installments of $2,917 commencing in
    April 1999, with a balloon payment of $59,288 in May 2000.                                 76,787
                                                                                             --------

                                                                                              354,142
Less:  current maturities                                                                     227,858
                                                                                             --------
                                                                                             $126,284
Maturities of notes receivable are as follows:


                                         FISCAL YEAR ENDING
                                            SEPTEMBER 30,                                      AMOUNT
                                            -------------                                      ------
                                                2000                                         $227,858
                                                2001                                          126,284
                                                                                              -------
                                                                                             $354,142
                                                                                             ========


Interest income on the above notes receivable amounted to $57,051 and $105,211 for the years ended September 30, 1999 and 1998, respectively.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at September 30, 1999 consists of the following:


                                                                                ESTIMATED USEFUL LIVES
                                                                                ----------------------

Land                                                    $ 25,000
Building and building improvements                       215,341                     10 - 20 years
Furniture, fixtures, and computer equipment              290,919                     5 - 10 years
Leasehold improvements                                    64,988                     *
Transportation equipment                                  63,067                     3 years
                                                        --------
                                                         659,315
Less: Accumulated depreciation
and amortization                                         166,888
                                                        --------
                                                        $492,427
                                                        ========


* Leasehold improvements are amortized on the straight-line method over the terms of the leases or the estimated lives of the improvements, if shorter.

         Depreciation  expense  amounted to $70,362 and 140,541 for the years ended September 30, 1999 and 1998, respectively.

NOTE 6 - NOTES AND LOANS RECEIVABLE -  OFFICERS

         At September 30, 1999 notes and loans receivable - officers consist of the following:


       Note receivable in amounts of $10,000 per year, paid by the end of each fiscal year from September 1996 through
            September 2000 plus interest at 7% per annum                                            $10,000
       Note receivable in amounts of $18,490 per year, paid by
            the end of each fiscal year from September 1999 until
            such balance is paid plus interest at 6% per annum                                       73,961
                                                                                                     ------
                                                                                                     83,961

       Less:    Current maturities                                                                   28,490
                                                                                                     ------

                                                                                                    $55,471
                                                                                                    =======


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 6 - NOTES AND LOANS RECEIVABLE - OFFICERS (CONTINUED)

       Maturities of notes and loans receivable - officers are as follows:


                   FISCAL YEAR ENDING
                      SEPTEMBER 30,
                      -------------

                          2000                               $28,490
                          2001                                18,490
                          2002                                18,490
                          2003                                18,491
                                                              ------
                                                             $83,961
                                                             =======

         Interest income on the above notes and loans amounted to $6,597 and $10,433 for the years ended September 30, 1999 and 1998, respectively.

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

               Prepaid expenses and other current assets at September 30, 1999 consist of the following:


                       Non-trade receivables                     $ 298,800
                       Prepaid insurance                           116,832
                       Sundry others                                25,370
                                                                    ------
                                                                 $ 441,002
                                                                 =========


NOTE  8 - DEBT

BORROWINGS UNDER CREDIT LINE - BANK

            In April 1998, the Company established a credit facility with a bank which provides for a maximum line of credit for working capital of $4.5 million, including letters of credit. Borrowing availability under this credit line is determined by a formula of accounts receivable and inventory. The interest rate on the borrowings is prime plus three quarters of one percent. The line is scheduled to mature on March 31, 2001. At September 30, 1999 the Company was liable for acceptances totaling $995,852. In April 1998, the Company paid its prior bank approximately $937,000, which represented all amounts owed under its former credit facility. In addition, at September 30, 1999 the Company was contingently liable under the letters of credit in the amount of $2,434,360.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 8 - DEBT (CONTINUED)

         Prior to the establishment of the current line of credit, the Company periodically borrowed on letters of credit from a corporation controlled by a relative of certain principal stockholders. At September 30, 1999, no amount was owed.

         Interest expense on the bank debt amounted to $61,068 and $94,588 for the years ended September 30, 1999 and 1998, respectively. Interest to the controlled corporation amounted to $-0- and $14,529 for the years ended September 30, 1999 and 1998, respectively.

         On December 4, 1998, the Company converted promissory notes, which were issued in connection with the Company's 1997 Private Placement into common stock (Note 14). Interest expense on that debt amounted to $10,666 and $51,967 for the years ended September 30, 1999 and 1998, respectively.

NOTE 9 - MORTGAGE PAYABLE

         The Company owned a building in Brooklyn, New York which was sold in December 1997. The proceeds of $830,000 and working capital were used to repay the balance of the mortgage. The Company recognized a profit of approximately $669,000 on the sale. Interest expense on the mortgage amounted to $31,493, for fiscal ended September 30, 1998.

         Depreciation on the building, which is included in rental income, amounted to $4,130 for fiscal year ended September 30, 1998.



NOTE 10 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities at September 30, 1999 consist of the following:


                Accrued expenses related to restructuring        $  152,334
                Accrued expenses to vendors and others              526,717
                Accrued vacation                                     64,107
                Accrued bonuses                                     495,308
                Income taxes payable                                 60,000
                                                                     ------

                                                                 $1,298,466
                                                                 ==========


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 11- INCOME TAXES

         The components of the deferred tax assets and liabilities at September 30, 1999 are as follows:


                Current:
                    Accounts receivable                          $    45,492
                    Inventory                                        197,380
                    Accrued expenses                                 259,760
                    Valuation allowance                                  -
                                                                   ---------

                                                                     502,632
                Non-current:
                    Net operating losses                           1,260,357
                    Property, plant and equipment                     24,438
                    Contribution carryover                            13,600
                    Valuation allowance                             (387,000)
                                                                    --------

                                                                     911,395
                                                                     -------

                Net deferred tax asset                            $1,414,567
                                                                  ==========

         At September 30, 1999 a valuation allowance is provided as it is uncertain if certain deferred tax assets will be fully utilized.

         Provision (credit) for income taxes for the years ended September 30, consists of the following:



                                                      1998            1999
                                                   --------          -------
              Current tax expense                  $ 60,000        $  18,700
              Deferred tax expense                  528,000         (218,164)
              Change in valuation allowance        (193,000)         479,612
                                                   --------          -------
                                                    395,000          280,148
              Extraordinary Item                       -                 -
                                                   --------          -------

                                                   $395,000         $280,148
                                                   ========         ========


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 11 - INCOME TAXES (CONTINUED)


         Reconciliation of statutory rate to effective income tax rate is as follows:


                                                                   YEARS ENDED SEPTEMBER 30,
                                                                   -------------------------

                                                                    1999               1998
                                                                    ----               ----
              Continuing operations:
                 At federal statutory rate                         34.0%              34.0%
                 Effect of:
                    Temporary and permanent differences            (5.2)             (65.7)
                    Net operating loss carryforwards              (28.9)              31.7
                    Deferred income taxes                          22.2               32.7
                    Miscellaneous                                   4.1                2.4
                                                                  -----              -----

                                                                   26.2%              35.1%
                                                                   ====               ====


         At September 30, 1999, the Company has unused net operating loss carryforwards of approximately $3,448,000 expiring through September 30, 2011.


NOTE 12 - COMMITMENTS

         The Company rents certain of its facilities under leases expiring at various dates through July 2001. In addition, the Company is leasing four warehouse facilities on a month-to-month basis. Total rent expense for the years ended September 30, 1999 and 1998 amounted to $221,465 and $407,814, respectively.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE 12 - COMMITMENTS (CONTINUED)

         Minimum rental commitments under such leases for future fiscal years are summarized below:


                   YEARS ENDED SEPTEMBER 30,
                   -------------------------

                            2000                             $186,128
                            2001                               63,528
                            2002                               47,646
                                                             --------
                                                             $297,302
                                                             --------


EMPLOYMENT CONTRACTS

         Effective October 1, 1997, the Company entered into an employment agreement with its chief executive officer through September 30, 2000. The agreement provided for an annual salary of $275,000 plus annual bonus compensation generally equal to 5% of net pre-tax annual income of the Company in excess of $1,000,000. Effective December 11, 1998, this agreement was terminated and the Company entered into a consulting agreement with the officer. Pursuant to this agreement, the officer receives an annual consulting fee of $200,000 for a period of five years, ending December 10, 2003. The officer also received severance payments totaling $350,000, of which $200,000 was paid on January 1, 1999, $35,000 on September 30, 1999, and $115,000 is payable on the fifteen months anniversary, January 1, 2000. In addition, the exercise price of his 450,000 options was reduced to $1.10 per share.

         Effective October 1, 1998, the Company entered into an employment agreement with an officer pursuant to which the officer is employed as chief executive officer and vice chairman, and six months thereafter, as chairman, through September 30, 2000. The agreement provides for an annual salary of $201,600 plus an annual bonus equal to ten percent (10%) of the pre-tax operating profit (before the impact of other bonuses) in excess of $675,000. During Fiscal 1999 the Company made a prepayment of $20,000 and accrued $140,000 for this bonus. In addition, the officer received options to purchase 250,000 shares of common stock at an exercise price of $1.75 per share, which shares became exercisable during Fiscal 1999. The agreement also provides that the Company grant the officer options to purchase up to an additional 250,000 shares of common stock at an exercise price of $2.00 per share if the Company's stock price averages $3.50 for a 180 day period.

         Effective November 1, 1997, the Company entered into an employment agreement with its executive vice president through October 31, 2000 at an annual salary of $150,000, plus annual bonus compensation generally equal to 7.5% of net annual pre-tax income of the Company in excess of $1,000,000. In April 1998, the officer was elected president (see below). Effective October 1, 1998, the Company and this executive agreed to a new contract which contained the following provisions; annual salary of $230,000, bonus equal to 3 percent of sales above $13,000,000, and additional stock options vested based on sales performance levels during the term of the agreement. Such options are priced at marked value on the date of vesting and can be a maximum of 600,000 if sales levels of $21,000,000 are reached. During the fiscal year ended September 30, 1999, the Company made prepayments of $25,828 and accrued $194,172 in connection with this bonus, and 200,000 options vested at a price of $1.88 (vested on the date sales reached $16,000,000) and 200,000 at $3.25 (vested on the date sales reached $18,500,00).

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



NOTE 12 - COMMITMENTS (CONTINUED)

         Effective October 14, 1996, the Company entered into a two-year agreement contract with its former president. The officer received an annual base salary of $150,000, a signing bonus of $30,000 and an annual bonus based on the Company's pre-tax income. The officer also received an option to purchase 150,000 shares of common stock vesting in four equal semi-annual installments commencing October 14, 1996 provided that officer continues to be employed by the Company. The officer resigned in April 1998. At the time of his resignation, the officer held vested and exercisable options for the purchase of 75,000 shares of common stock, all of which have since been exercised.

         Amounts incurred under employment and severance agreements amounted to $1,275,767 and $525,779 for the years ended September 30, 1999 and 1998, respectively (including accrued bonus obligations).



NOTE 13 - RELATED PARTY TRANSACTIONS

NOTE PAYABLE

         During Fiscal 1999, a note payable to a related party was paid in full in the amount of $42,670. Interest amounted to $1,709 and $8,000 for the years ended September 30, 1999 and 1998, respectively.


OTHER
         For the years ended September 30, 1999 and 1998, the Company incurred consulting fees totaling $71,500 and $40,000 respectively to a corporation which is controlled by a principal stockholder of the Company.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 14 - STOCKHOLDERS' EQUITY

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

3. An unsecured 10% convertible promissory note in the amount of $10,000 payable on December 4, 1998. The notes are convertible, at the sole option of the Company, into 20,000 shares of common stock and one warrant (same terms as described in #2). If the Company exercised its option to convert any outstanding notes, then it must convert all of the notes.


         On December 4, 1998, the Company paid approximately $72,000 of accrued interest and converted all the $554,000 of convertible promissory notes into 1,108,000 common shares and warrants to purchase 1,662,000 common shares. These warrants expired on March 15, 1999 without exercise.

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

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE 14 - STOCKHOLDER'S EQUITY (CONTINUED)

WARRANTS

         In February 1995, the Company issued warrants to a financial consultant to purchase 100,000 shares at $2.00 per share pursuant to the terms of a four year agreement. Based on a market valuation of $3.00 per share, the expense to be recognized over the life of the agreement is $100,000. During the year ended September 30, 1996, 12,500 shares were purchased. In 1997 and 1998, no shares were purchased. For the year ended September 30, 1998 , the amount charged to operations and credited to paid-in capital was $9,730. The unexercised warrants expired on January 31, 1999 and operations for the year ended September 30, 1999 were credited for 62,500 representing the reversal of the related expense.

         In December 1994, the Company issued 500,000 units which included one Class A warrant and one Class B warrant under the terms of a private placement. The terms of the warrants are as follows:


                           NUMBER OF SHARES          EXERCISE
                             PER WARRANT              PRICE            EXPIRATION DATE
                             -----------              -----            ---------------

        Class A                       1                  $3.50          December 31, 1996
        Class B                       1                    .50*         September 30, 1999


*On November 20, 1998, the exercise price was reduced from $5.00 to $.50.

        The Class A and Class B warrants have expired. No warrants were exercised in Fiscal 1998 or 1997. In Fiscal 1999, 215,500 Class B warrants were exercised.

        During Fiscal 1999 the Company issued warrants to three consultants as partial consideration for services in such areas as investment banking and stockholder matters.

        A summary of warrants outstanding at September 30, 1999, follows:


                                        OUTSTANDING     EXERCISE        EXPIRATION
             ISSUE                       WARRANTS       PRICE            DATE                VESTED
             -----                       --------       -----            ----                ------

          Consultant                      300,000        $1.75*        May 20, 2002          75,000
          Consultant                       75,000        $1.75         February 28, 2004     75,000
          Consultant                        5,000        $1.50         July 23, 2001          5,000
                                          -------
                                          380,000
                                          =======


        *Reflects average exercise price for all warrants granted at prices of $1.50, $1.75 and $2.00 for three tiers each of 100,000 warrants.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

OPTIONS

         In October 1994, the Company granted options for two officers of the Company to purchase 150,000 shares of common stock each at a price of $1.50 per share, which was in excess of market value at that time. On December 11, 1998, as part of a new consulting agreement with one of the officers, the exercise price was reduced to $1.10 per share. The options are exercisable over a five year period commencing December 1, 1995. No options were exercised in Fiscal 1999 and 1998.

         In December 1996, the Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to four million (4,000,000) shares of common stock may be issued to officers and employees of the Company upon the exercise of incentive stock options and nonqualified stock options. The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The exercise price of the nonqualified options is established by the stock option committee. All options expire ten years after the date of grant and generally vest as follows; 37% after one year, 67% after two years and fully vest after three years. In the years ended September 30, 1999 and 1998, the Company issued an aggregate of 863,750 options including 725,000 options to three of the Company's officers. During the year ended September 30, 1998, a former officer of the Company exercised 75,000 options providing proceeds to the Company of $121,500.

        A summary of stock option activity follows for the respective fiscal years:


                                        1999                              1998
                              -------------------------         ---------------------------
                                                Exercise                            Exercise
                              SHARES             Prices         SHARES               PRICES
                              ------             ------         ------               ------

Balance Beginning of Year      1,051,875    $1.10 - $3.00      1,173,125          $1.01 - $2.00
Granted                          835,000    $1.75 - $3.25         28,750          $2.00 - $3.00
Exercised                         -                              (75,000)              $1.62
Canceled                          -                              (75,000)              $1.62
                                ----                             --------
Balance End of Year            1,886,875    $1.10 - $3.25      1,051,875          $1.10 - $3.00
                               =========                       =========


              Of the total outstanding options at September 30, 1999, 300,000 options expire in Fiscal 2000, 723,125 in Fiscal 2007 and 28,750 in Fiscal 2008 and 835,000 in Fiscal 2009.

NOTE 15 - 401(K) PLAN

         The Company has a 401(k) profit sharing plan covering substantially all employees who meet eligibility requirements.

         Profit sharing expense amounted to $25,354 and $24,866 for the years ended September 30, 1999 and 1998, respectively.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The amounts at which cash and cash equivalents, accounts receivable, long-term debt, accounts payable and accrued expenses and other current liabilities are presented in the balance sheet approximate their fair value due to their short maturities.

           The following table presents the carrying amounts and fair values at September 30, for the following:


                                              1999                               1998
                                              ----                               ----

                                  CARRYING            FAIR           CARRYING         FAIR
                                   AMOUNT             VALUE           AMOUNT          VALUE
                                   ------             -----           ------          -----

Notes receivable                  $354,142           $358.150         $696,598       $687,257
Notes and loans
   receivable -officers             83,961             66,429          116,273         90,658


         The fair values of the above items have been determined based on discounted cash flow using a market rate of interest at the balance sheet date as applicable to comparable items.

NOTE 17 - ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock options granted. No expense was recognized in the year ended September 30, 1999 and 1998. If the Company had elected to recognize expense in the year ended September 30, 1999 and 1998for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, net income and income per share would have been changed to the pro forma amounts indicated below:


                                         1999                             1998
                                         ----                             ----
                              AS REPORTED    PRO FORMA        AS REPORTED      PRO FORMA
                              -----------    ---------        -----------      ---------
Net income (loss)             $1,112,777      $733,460        $(1,078,776)    $(1,090,969)

Income (loss) per share     $        .19           .13               (.23)           (.23)


         The fair value of the stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 38% (1997- 25%); risk-free interest rate of 6.0% (1998- 4.3%); and an expected holding period of five years.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



NOTE 18 - YEAR 2000 COMPLIANCE

         The Company addressed the issue of software applications which were unable to recognize `OO' in their program code. The Company evaluated its alternatives and elected to acquire a new data system, rather than upgrade its existing systems and applications. During Fiscal 1999, the Company expended approximately $150,000 to install new hardware and software. Internal staff costs associated with training were expensed as incurred, while cost of the new system is being capitalized and amortized over its useful life. The Company believes that its data and other systems are Year 2000 compliant.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


             COLUMN A              COLUMN B           COLUMN C             COLUMN D             COLUMN E
             --------              --------           --------             --------             --------

                                 BALANCE AT           ADDITIONS                                BALANCE AT
                                 BEGINNING           CHARGED TO                                  END OF
                                 OF YEAR             OPERATIONS           DEDUCTIONS              YEAR
                                 -------             ----------           ----------              ----

            DESCRIPTION
            -----------
Allowance for doubtful accounts

Year ended September 30, 1997       $50,000            $41,333            $    -                  $91,333

Year ended September 30, 1998        91,333             19,467                 -                  110,800

Year ended September 30, 1999       110,800             23,000                 -                  133,800


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                                     YEARS ENDED SEPTEMBER 30,
                                                                     -------------------------

                                                                1999                         1998
                                                                ----                         ----
NUMERATOR

    Income (loss) from continuing operations:
           Income (loss) from discontinued operations         $1,112,777                 $(1,078,776)
           Preferred dividends                                       -                            -
                                                              ----------                 -----------
                                                               1,112,777       BASIC      (1,078,776)


    Impact of potential common shares:
          Convertible debt                                           -                        N/A
                                                               ---------                    ---------


                                                              $1,112,777      DILUTED     ($1,078,776)
                                                              ==========                  ===========

     Loss from extraordinary item                               (277,000)                        -
                                                              ==========                  ===========


DENOMINATOR

    Weighted average number of common
         shares outstanding - see schedule                     5,751,266       BASIC        4,650,641

       Impact of potential common shares:
          Stock options and warrants                              70,288                      N/A
                                                              ----------                    ---------

                                                               5,821,554      DILUTED       4,650,641
                                                               =========                    =========

BASIC EPS

    Income from continuing operations                             $.19                         $(.23)
    extraordinary item                                            (.05)                          -
                                                                  -----                        ------
                                                                  $.14                         $(.23)
                                                                  ====                         =====


DILUTED EPS

    Income from continuing operations                             $.19                         $(.23)
    extraordinary item                                            (.05)                           -
                                                                  -----                        ------
                                                                  $.14                         $(.23)
                                                                  ====                         =====



NOTE - For the year ended September 30, 1998, common stock equivalents have not been included as their effect would be antidilutive. Common stock equivalents include stock options and warrants and convertible debt.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


CALCULATIONS


                                                        YEARS ENDED SEPTEMBER 30
                                                        ------------------------

                                                        1999                1998
                                                        ----                ----
1.         STOCK OPTIONS

TREASURY STOCK METHOD APPLIED TO
---------------------------------
           STOCK OPTIONS
           -------------

SALE OF COMMON STOCK
     TOTAL OPTIONS AND WARRANTS OUTSTANDING             450,000           1,121,250
     AVERAGE PRICE                                        $1.10               $1.87
                                                          -----               -----


TOTAL                                                  $495,000          $2,091,719
                                                       ========          ==========


REPURCHASE OF COMMON STOCK
    PROCEEDS                                           $495,000          $2,091,719
    AVERAGE STOCK PRICE                                   $1.30               $2.48
                                                          -----               -----
SHARES REPURCHASED                                      379,712             845,058
                                                        =======             =======


NET INCREASE IN SHARES
    SHARES SOLD                                         450,000           1,121,250
    SHARES REPURCHASED                                  379,712             845,058
                                                        -------             -------

INCREASE IN SHARES                                       70,288             276,192
                                                         ======             =======


2.         CONVERTIBLE DEBT


TERMS:
     INTEREST RATE                                         -                    10%
     PAR                                                   -                 10,000
     CONVERTIBLE INTO SHARES                               -                 20,000
     CONVERSION PRICE                                      -                    N/A
     # OF UNITS                                            -                   55.4
     TOTAL DEBT                                            -              $ 554,000

IF CONVERTED METHOD APPLIED TO CONVERTIBLE DEBT
-----------------------------------------------

NUMERATOR INCREASE - INTEREST SAVINGS
    ASSUMING A 40% TAX RATE                            $   -              $  33,240
                                                       =========          =========

DENOMINATOR INCREASE - ASSUMING CONVERSION                 -              1,108,000
                                                       =========          =========


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


COMPUTATION OF WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING


                                      YEAR ENDED SEPTEMBER 30,
                                                1999
                                                                                WEIGHTED
           DATES                            SHARES           FRACTION OF        AVERAGE
         OUTSTANDING                     OUTSTANDING           PERIOD           SHARES
         -----------                     -----------           ------           ------


October through November                  4,798,141           2 / 12            799,690

Conversion of debt to
    Common stock in February              1,108,000
                                          ---------

December through February                 5,906,141           3 / 12          1,476,535

Conversion of Class B
    Warrants in March                        22,000
                                          ---------

March through May                         5,928,141           3 / 12          1,482,035

Conversion of Class B
    Warrants in June                         10,000
                                          ---------

June through August                       5,938,141           3 / 12          1,484,536

Conversion of Class B
    Warrants in September                   183,500

Purchase of Treasury Shares                 (20,000)
                                          ---------

September                                 6,101,641           1 / 12            508,470


WEIGHTED AVERAGE SHARES                                                       5,751,266
                                                                              =========



                                          YEAR ENDED SEPTEMBER 30,
                                               1998

                                                             PERIOD             WEIGHTED
             DATES                         SHARES            HELD IN            AVERAGE
          OUTSTANDING                    OUTSTANDING          DAYS              SHARES
          -----------                    -----------          ----              ------

October through November                  4,138,141           2 / 12            689,690

Common stock issued in connection
    with private placement in December      585,000
                                          ---------

December through May                      4,723,141           6 / 12          2,361,571

Exercise of stock options into
    common stock in June                     75,000
                                          ---------

June through September                     4,798,141          4 / 12          1,599,380
                                                                              ---------


WEIGHTED AVERAGE SHARES                                                       4,650,641
                                                                              =========
