Form 10QSB
period 1999-12-31
FORWARD INDUSTRIES INC
filed 2000-02-08
CIK 38264

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended DECEMBER 31, 1999.

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

As of February 1, 2000, 6,091,641 Shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

--------------------------------------------------------------------------------

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                      THREE MONTHS ENDED DECEMBER 31, 1999

                                    CONTENTS


                                                                            PAGE
                                                                            ----

PART I.FINANCIAL INFORMATION                                                   3

Item 1. Financial Statements                                                   3

Consolidated Balance Sheets
                as of December 31, 1999 (Unaudited)
                and September 30, 1999                                         3

Consolidated Statements of Income
                (Unaudited) for the Three Months
                ended December 31, 1999 and 1998                               5

Consolidated Statements of Comprehensive Income
                for the Three Months ended December 31, 1999 and 1998          6

Consolidated Statements of Cash Flows
                (Unaudited) for the Three Months
                ended December 31, 1999 and 1998                               7

Notes to Form 10-QSB (Unaudited)                                               9

Item 2. Management's Discussions and Analysis                                 14

PART II.OTHER INFORMATION                                                     17

Item 1. Legal Proceedings                                                     17

Item 2. Changes in Securities                                                 17

Item 3. Defaults upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      17

PART I. ITEM 1. FINANCIAL STATEMENTS

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              December 31, September 30,
                                                                  1999         1999
                                                               ----------   ----------
ASSETS                                                        (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                 $  313,784   $1,210,762
     Accounts receivable, less allowance for doubtful
         accounts of  $133,800 and $133,800                     4,512,277    4,738,263
     Inventories - net                                          1,926,889      992,064
     Notes and loans receivable - current portion                 223,879      227,858
     Notes and loans receivable - officers - current portion       65,990       28,490
       Prepaid expenses and other current assets                  415,353      441,002
     Deferred income taxes                                        502,632      502,632
                                                               ----------   ----------

         Total current assets                                   7,960,804    8,141,071
                                                               ----------   ----------

PROPERTY, PLANT AND EQUIPMENT - net                               617,546      492,427
                                                               ----------   ----------

OTHER ASSETS:
     Deferrred income taxes                                       689,415      911,395
     Note receivable - net of current portion                      85,488      126,284
     Notes and loans receivable - officers - net of
         current portion                                           95,337       55,471
Other assets                                                       64,121       73,764

Deferred debt costs                                                 6,442       25,769
                                                               ----------   ----------


                                                                  940,803    1,192,683
                                                               ----------   ----------

                                                               $9,519,153   $9,826,181
                                                               ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   December 31,   September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1999           1999
------------------------------------                               -----------    -----------
                                                                   (Unaudited)
 CURRENT LIABILITIES:
     Borrowings and acceptances under credit line                  $   802,483    $   995,852
     Accounts payable                                                1,749,080      2,301,557
     Accrued expenses and other current liablilites                  1,185,691      1,298,466
     Accrued severance to officer                                      115,000        115,000
                                                                   -----------    -----------

              Total current  liabilities                             3,852,254      4,710,875
                                                                   -----------    -----------


COMMITMENTS


STOCKHOLDER'S EQUITY:
     Preferred stock, 4,000,000 authorized shares par
              value $.01; none issued                                     --             --
     Common stock, 40,000,000 authorized shares, par value
              $.01; issued 6,286,531 shares and 6,286,531 shares
              (including 194,890 and 184,890 held in treasury)          62,865         62,865
     Paid-in capital                                                 7,402.768      7,402,768
     Accumulated deficit                                            (1,465,598)    (2,048,569)
     Foreign currency adjustment                                        (1,342)          (589)
                                                                   -----------    -----------
                                                                     5,998,693      5,416,475
     Less: Cost of shares in treasury                                 (331,794)       301,169
                                                                   -----------    -----------

              Total stockholders' equity                             5,666,899      5,115,306
                                                                   -----------    -----------

                                                                   $ 9,519,153    $ 9,826,181
                                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         Three Months Ended
                                                            December 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
NET SALES                                            $ 5,862,774    $ 3,963,133
COST OF GOODS SOLD                                     3,791,082      2,786,407
                                                     -----------    -----------
GROSS PROFIT                                           2,071,692      1,176,726
                                                     -----------    -----------

OPERATING EXPENSES:
      Selling                                            535,423        370,493
      General and administration                         712,142        651,503
                                                     -----------    -----------
                                                       1,247,565      1,021,996
                                                     -----------    -----------

INCOME FROM OPERATIONS                                   824,127        154,730
                                                     -----------    -----------

OTHER INCOME (DEDUCTIONS):
      Interest expense                                   (37,077)       (46,339)
      Interest expense - related parties                    --             (950)
      Interest income                                     22,575          7,996
      Other income - net                                  (4,674)        16,165
                                                     -----------    -----------
                                                         (19,176)       (23,128)
                                                     -----------    -----------

INCOME BEFORE PROVISION
      FOR INCOME TAXES                                   804,951        131,602
PROVISION FOR INCOME TAXES                               221,980         52,641
                                                     -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEM                         582,971         78,961

EXTRAORDINARY ITEM:
      Non-cash interest charge upon conversion
      of promissory notes (net of income tax
      benefit of $ -0-)                                     --         (277,000)
                                                     -----------    -----------
   NET INCOME (LOSS)                                 $   582,971    $  (198,039)
                                                     ===========    ===========

NET INCOME (LOSS) PER COMMON AND COMMON
      EQUIVALENT SHARE:
         Basic:
               Income before extraordinary item      $       .10    $       .02
               Extraordinary item                           --            .(05)
                                                     -----------    -----------
                                                     $       .10    $      (.03)
                                                     ===========    ===========

            Diluted:
            Income before Extraordinary Item         $       .08    $       .02
               Extraordinary item                           --             (.05)
                                                     -----------    -----------
                                                     $       .08    $      (.03)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING                                 6,098,308      5,167,474
                                                     ===========    ===========

DIVIDENDS                                                   NONE           NONE

   The accompanying notes are an integral part of these financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                         Three Months Ended
                                                            December 31,
                                                     --------------------------
                                                        1999             1998
                                                     ---------        ---------
NET INCOME (LOSS)                                    $ 582,971        $(198,039)

COMPREHENSIVE INCOME ADJUSTMENTS:
       Foreign currency translation                       (753)         (14,450)
                                                     ---------        ---------

COMPREHENSIVE INCOME (LOSS)                          $ 582,218        $(212,489)
                                                     =========        =========

    The accompanying notes are an integral part of these financial statements

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                   December 31,
                                                                             ----------------------
                                                                               1999          1998
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                       $ 582,971    $(198,039)
     Adjustments to reconcile net income to net cash
         provided by (used in) continuing operations:
              Extraordinary interest charge                                       --        277,000
              Depreciation and amortization                                     19,876        9,375
              Amortization of deferred debt costs                               19,327       22,387
         Deferred taxes                                                        221,980       52,641
         Changes in assets and liabilities:
              Accounts receivable                                              225,986      724,166
              Inventories                                                     (934,825)    (135,721)
              Prepaid expenses and other current assets                         25,649     (130,731)
              Other assets                                                       9,643       (1,467)
              Accounts payable                                                (552,477)      32,159
              Accrued expenses and other current liabilities                  (112,775)     (88,659)
              Accrued severance to officer                                        --         (3,296)
                                                                             ---------    ---------
NET CASH (USED IN) PROVIDED BY OPERATIONS                                     (494,645)     559,815
                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from notes and loans receivable                                   44,775      107,254
     (Loans to) proceeds from notes to officers                                (77,366)       3,822
     Purchases of property, plant and equipment                               (144,995)    (109,811)
     Purchase of treasury stock                                                (30,625)        --
                                                                             ---------    ---------
NET CASH PROVIDED BY
     INVESTING ACTIVITIES                                                     (208,211)       1,265
                                                                             ---------    ---------

         The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                 December 31,
                                                          --------------------------
                                                             1999           1998
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) short-term borrowings      (193,369)      (753,488)
     Payments of notes payable - related parties                 --          (15,146)
     Deferred offering costs                                     --           (7,500)
                                                          -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                        (193,369)      (776,134)
                                                          -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                  (753)         3,267
                                                          -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (896,978)      (211,787)

CASH AND CASH EQUIVALENTS - beginning                       1,210,762        703,920
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS - ending                        $   313,784    $   492,133
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Cash paid during the period for:
     Interest                                             $    11,024    $    19,215
Income taxes                                              $    49,650    $    10,000

SCHEDULE OF NON-CASH ACTIVITES:
     Issuance of common stock upon conversion of                 --      $   554,000
               long-term debt
     Sale of property and equipment held for sale                --      $    86,167

         The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC.AND SUBSIDAIRIES

                              NOTES TO FORM 10-QSB

                 THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         The information in this Form 10-QSB includes the results of operations of Forward Industries, Inc. ("the Company") and its wholly-owned subsidiary, Koszegi Industries, Inc. ("Koszegi"), for the periods ended December 31, 1999 and 1998. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

         The accounting policies utilized in the preparation of this Form 10-QSB are the same as those set forth in the Company's annual Form 10-KSB for the fiscal year ended September 30, 1999 and should be read in conjunction with the disclosures presented therein.

         Certain prior period balances have been reclassified to conform to the current period classification.

         This Quarterly Report may contain forward-looking statements which involve certain risks and uncertainties. Important factors could arise, including those indentified in "Risk Factors" in the Company's Form 10-KSB for the year ended September 30, 1999, which could cause the Company's operating results to differ materially from those contained in any forward looking statement.


2.       EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of shares outstanding during each period presented. The Company has adopted FAS 128, "Earnings Per Share" and has restated prior periods to comply with the provisions of this pronouncement.


3.       BORROWINGS UNDER CREDIT LINE

         In April 1998, the Company established a credit facility with a bank which provides for a maximum line of credit for working capital of $4.5 million, including letters of credit. Borrowing availability is based on a formula of accounts receivable and inventory. At December 31, 1999 amounts outstanding for direct borrowings were $802,483 and acceptances were $198,150. The Company was contingently liable under letters of credit in the amount of $152,740. The credit agreement provides for certain financial covenants which Forward and Koszegi were in compliance at December 31, 1999. On February 1, 2000, the direct borrowings and acceptances were repaid from the proceeds of borrowings under a new credit agreement, as described below.

         In January 2000, the Company established a $5.0 million credit line with a new bank, Chase Manhattan Bank, to accommodate it's growth. There are no formula or covenants associated with the line. The Company is required to eliminate borrowings for 30 consecutive days each year.

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

         In connection with the conversion of its Notes into Common Stock, the Company recorded a non-cash, extraordinary charge against earnings of $277,000 during the prior year's quarter ended Deceember 31, 1998. This amount, recorded as interest expense, reflects the difference between the average bid and asked price per share of the Company's stock on December 4, 1998 (the date on which such conversion occurred) on the Nasdaq SmallCap Market, $.75, and, the price at which the Company converted such shares, $.50, aggregated by the total shares issued. No tax benefit has been recorded in connection with this interest charge as it is not deductible for federal income taxes.


5.       INVENTORY

         Inventory consists of the following:


                                          DECEMBER 31, 1999   SEPTEMBER 30, 1999
                                          -----------------   ------------------
                                             (Unaudited)
                  Raw materials                   38,405           $ 34,662
                  Finished goods               1,888,484            957,402
                                              ----------           --------
                                              $1,926,889           $992,064
                                              ==========           ========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                            -------------------------------
                                                      1999                                 1998
                                                    ---------                           ----------
NUMERATOR

   Income from continuing operations:
     Income from continuing operations:             $  582,971                          $   78,961
     Less: Preferred dividends                            --                                  --
                                                    ----------                          ----------

     Income available to common stockholders
      used in basic EPS                                582,971            BASIC             78,961


     Income available to common stockholders after
      assumed conversions of dilutive securities    $  582,971          DILUTED         $   78,961
                                                    ==========                          ==========

   Loss from extraordinary item                     $     --                            $ (277.000)
                                                    ==========                          ==========

DENOMINATOR

   Weighted average number of common shares
     outstanding  - See schedule                     6,098,308            BASIC          5,167,474

   Impact of potential common shares:
     Stock options and warrants                      1,245,981                              91,016
     Convertible debt                                      N/A                                 N/A


                                                     7,344,289          DILUTED          5,258,490

BASIC EPS

   Income from continuing operations                $     0.10                          $     0.02
   Extaordinary Item                                      --                                 (0.05)
                                                    ----------                          ----------
                                                    $     0.10                          $    (0.03)
                                                    ==========                          ==========

DILUTED EPS

   Income from continuing operations                $     0.08                          $     0.02
   Extraordinary Item                                     --                                 (0.05)
                                                    ----------                          ----------
                                                    $     0.08                          $    (0.03)
                                                    ==========                          ==========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                            1999         1998
                                                         ----------   ----------
CALCULATIONS

   Stock Options

        Treasury Stock Method Applied to Stock Options
        Sale of common stock
           Total options and warrants outstanding         2,483,125      219,000
            Average price                                $     1.40   $     0.50
                                                         ----------   ----------

                           Total                         $3,476,375   $  109,500
                                                         ==========   ==========

        Repurchase of common stock
           Proceeds                                      $3,476,375   $  109,500
            Average stock price                          $     2.81   $     0.86
                                                         ----------   ----------

            Shares repurchased                            1,237,144      127,984
                                                         ==========   ==========

        Net increase in shares
            Shares sold                                   2,483,125      219,000
            Shares repurchased                            1,237,144      127,984
                                                         ----------   ----------

            Increase in shares                            1,245,981       91,016
                                                         ==========   ==========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

Computation of Weighted Average Number of Common Shares Outstanding


                                DECEMBER 31, 1999


                                                                        Weighted
        Dates                                    Shares    Fraction of   Average
     Outstanding                               Outstanding   Period      Shares
     -----------                               -----------   ------      ------
October through November                        6,101,641     2/3      4,067,761

Treasury stock repurchased in open market
      Transactions, in December                   (10,000)
                                               ----------

December                                        6,091,641     1/3      2,030,547
                                                                       ---------

Weighted Average Shares                                                6,098,308
                                                                       =========

                               DECEMBER 31, 1998

                                                                        Weighted
        Dates                                    Shares    Fraction of   Average
     Outstanding                               Outstanding   Period      Shares
     -----------                               -----------   ------      ------
October through November                        4,798,141     2/3      3,198,761

Common stock issued in connection with
     conversion of private placement debt
     in December                                1,108,000
                                                ---------
December                                        5,906,141     1/3      1,968,714
                                                                       ---------

Weighted Average Shares                                                5,167,474
                                                                       =========

PART I. ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties,(including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended September 30, 1999), and that actual results may differ materially from those in the forward-looking statements as a result of various factors.

         The following discussion and analysis compares the results of the Company's continuing operations for the three months ended December 31, 1999, and the three months ended December 31, 1998.

THREE MONTHS ENDED DECEMBER 31, 1999 (THE "1999 QUARTER") COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998 (THE "1998 QUARTER").

         The 1999 Quarter reflected net income of $583,000 compared to ($198,000) in the 1998 Quarter. Basic earnings per share increased to $.10 in the 1999 Quarter from ($.03) in the 1998 Quarter, while diluted earnings per share from continuing operations increased to $.08 in the 1999 Quarter from ($.03) in the 1998 Quarter.

REVENUES.

         Net sales increased $1,899,700 (48%) to $5,862,800 in the 1999 Quarter, from $3,963,100 in the 1998 Quarter. The increase is attributable to growth in business from both existing and new customers. Sales increases from customers in the wireless telecommunications industry continues to be a significant contributor to this growth.


OPERATING INCOME.

         Consolidated pretax income from continuing operations increased by $673,400 to a profit of $805,000 in the 1999 Quarter, from $131,600 in the 1998
Quarter. The increase in pretax profits relates to increases in revenues, described above, coupled with improved gross margin percentage. The gross profit increased $895,000 from $1,176,700 in the 1998 quarter to $2,071,700 in the 1999
Quarter, while the gross margin percentage increased from 30% in the 1998 Quarter to 35% in the 1999 Quarter. The higher gross profit percentage is largely the result of higher revenues without the fixed cost component of a manufacturing facility. The Company continued to reduce other elements of its cost of sales as well.

         Selling expenses increased $164,900 (45%) from $370,500 in the 1998 Quarter to $535,400 in the 1999 Quarter due to additional investments in manpower and related selling efforts, along with commissions and travel. However, the ratio of selling expenses to net sales remained unchanged at 9% because of an increase in revenues.

         General and administrative expenses decreased as a percent of net sales, to 12% in the 1999 Quarter from 16% in the 1998 Quarter due to higher revenues but the dollar amount of expenses increased $60,600 (9%) to $712,100 in the 1999 Quarter from $651,500 in the 1998 Quarter. The increase is primarily related to bonuses which are predicated on operating performance measures.

OTHER INCOME (DEDUCTIONS).

         Total interest expenses decreased by $10,200 to $37,100 in the 1999 Quarter from $47,300 in the 1998 Quarter. The decrease was due to conversion of the Company's convertible notes into equity in the 1998 Quarter.


         Interest and other income - net decreased $6,300 to $17,900 in the 1999 Quarter from the $24,200 1998 Quarter.

EXTRAORDINARY ITEM IN 1998 QUARTER.

         In December 1997, the Company consummated a private offering of securities which included $554,000 in aggregate principal amount of convertible Promissory Notes. The Notes were converted into Common Stock in December 1998, at the option of the Company. In connection with the conversion of its Notes into Common Stock, the Company recorded a non-cash, extraordinary charge against earnings of $277,000. This amount, recorded as interest expense, reflects the difference between the average bid and asked price per share of the Company's stock on December 4, 1998 (the date on which such conversion occurred) on the Nasdaq SmallCap Market, $.75, and, the price at which the Company converted such shares, $.50, aggregated by the total shares issued. There was no comparable item in the 1999 Quarter.

INCOME TAXES.

         The provision for income taxes increased by $169,300 due to a $673,300 increase in pretax profits in the 1999 Quarter from the comparable period in 1998 Quarter. The effective tax rates for the 1999 and 1998 Quarters were 28% and 40%, respectively. The tax rate in the 1999 Quarter was lower due to the reduction of the valuation allowance established for deferred taxes. No tax benefit was recorded during the 1998 Quarter relating to the extraordinary interest charge in the 1998 Quarter as it was not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES.

         In the 1999 Quarter, $494,600 of cash was used by operating activities. This use in operating funds resulted primarily from increases in inventory of $934,800 and payments and reductions of accounts payable and accrued liabilities of $665,300 offset by net income of $583,000, reductions in accounts receivables of $226,000, and the add back of non-cash charges in the deferred tax account of $222,000 and, depreciation and amortization of $39,200.

         Net investing activities in the 1999 Quarter used cash of $208,200. The Company collected $44,800 of notes receivable, which arose from the sale of its discontinued operations in 1997 and provided $77,400 in additional loans to officers, net of collections of loans. In the 1999 Quarter, the Company purchased 10,000 shares of its common stock in open market transactions, for $30,600 and $145,000 of property, plant and equipment.

         Financing activities in the 1999 Quarter used cash of $193,400. Funds were used for payments of borrowing under the bank credit line.

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

         Forward and Koszegi Industries, Inc., a wholly-owned subsidiary of Forward ("Koszegi"), established a line of credit with a bank in April 1998 and are indebted to such bank for short-term borrowings and, upon their presentation, letters of credit. The total line is for $4,500,000. The line of credit was scheduled to mature on March 31, 2001 (see below). Borrowing availability is determined based on a formula of accounts receivable and inventory. The interest rate on the line is the prime rate in effect from time to time plus three quarters of one percent. The Company secured this line of credit with all of its assets and those of Koszegi. The facility contains certain financial covenants for which the Company was in compliance. Amounts owed the bank at December 31, 1999 including contingent liability for letters of credit were $1,153,400.

         In January, 2000 the Company obtained a $5.0 million credit line with a new bank to accommodate its growth, and terminated its former credit arrangement. The new credit line has no borrowing formula or specific covenants. However a mandatory 30-consecutive-day period, in which there are no outstanding borrowings, is required along with continued reasonable business performance. On February 1, 2000 the Company repaid its outstanding balance at the former bank with the proceeds from initial borrowings under the new credit line.

         In September 1998, the Company commenced a plan intended to streamline its operations and reduce its cost structure over time. The Company announced a plan of restructuring, and recorded restructuring charges for its fiscal year ended September 30, 1998, pursuant to which it closed its manufacturing operations by February 28, 1999, but continued to provide any required domestic manufacturing through contractual arrangements with sub-contractors. The vast majority of its orders are now manufactured overseas. The Company sold to a subcontractor certain key production equipment and provided technical support, and maintained quality assurance personnel at its factory. The Company also uses other third party sub-contracting sources, as appropriate. The Company incurred expenditures related to the plant shutdown, which were accrued at September 30, 1998. Funds for such expenditures were paid from existing cash or cash generated by operations.

         In addition, the Company renovated a building which it owns, adjacent to its former leased factory in South Bend, to house its remaining sales staff, customer support and other administrative personnel who remain in Indiana. The renovation, which was completed at the end of February 1999, cost approximately $107,000 and was paid from the Company's existing funds.

         The Company, like many others which own computer software, was required to address the issue of software applications which were unable to recognize `OO' in their program code. The Company evaluated alternatives to resolve this problem and concluded that acquiring a new data system, rather than upgrading its existing systems and applications, was of greater long-term value. The Company expended approximately $150,000 during fiscal 1999, encompassing the cost of installing new hardware and software. Such amounts were paid from existing cash. The Company incurred internal staff costs associated with training. Cost of staff time was expensed as incurred, while cost of the new system was capitalized and is being amortized over its useful life. The Company believes its data systems are Year 2000 compliant.

         In connection with its restructuring, the Company hired a new Chief Executive Officer and received the resignation of Mr. Theodore H. Schiffman, its co-founder and former Chief Executive Officer. Mr. Schiffman received a five-year consulting arrangement with annual consulting payments of $200,000 per year and a severance package totaling $350,000, of which $200,000 was paid on January 1, 1999, $35,000 on September 30, 1999, $60,000 on January 19, 2000, and
$55,000 is payable on the 15th month anniversary thereof. Such amounts were and will be paid out of the Company's existing cash position or from internally generated funds.

         The Company determined that for managerial and cost efficiencies it would close and consolidate its New York and South Bend offices into one office in Deerfield Beech, Florida. The consolidation is expected to occur during the third and fourth fiscal quarters. The Company believes that the net cost of the consolidation will not have a material effect on its financial position in the current fiscal year, and will have a beneficial impact in subsequent years.

         The Company did not incur any other long-term debt in the 1999 Quarter. At December 31, 1999, there was no long-term debt and all installment note and capital lease payments were made on a timely basis.

DEFERRED INCOME TAXES.

         The Company's balance sheet at December 31, 1999 includes $1,192,000 of deferred income taxes as an asset. The Company was profitable in the 1999 Quarter, in fiscal year 1999, and in the fiscal year 1998 before restructuring charges associated with the non-recurring costs of the shutdown of its South Bend plant, and in the 1998 Quarter, excluding the non-recurring, non-cash interest charge. However, to the extent that the Company's operations may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at December 31, 1999, the Company's stockholder's equity at such date of $5,666,900 would have been reduced by $1,192,000 to a stockholder's equity of $4,474,900 and the Company's working capital at December 31, 1999 would have been reduced by $502,600 from $4,108,500 to $3,605,900.

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

Dated: February 1, 2000
                                            FORWARD SYSTEMS, INC.
                                                 (Registrant)


                                            By: /s/ Philip B. Kart
                                            ---------------------------
                                            PHILIP B. KART
                                            Principal Financial Officer