Form 10QSB
period 2000-03-31
FORWARD INDUSTRIES INC
filed 2000-05-15
CIK 38264

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000.
                                            --------------

                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

                         Commission file number 0-6669

                            FORWARD INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

                 NEW YORK                                  13-1950672
---------------------------------------------   --------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

       400 Post Avenue, Westbury, NY                        11590
---------------------------------------------   --------------------------------
  (Address of principal executive offices)                (Zip Code)

                                 (516) 338-0700
              ----------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of May 8, 2000, 6,084,141 Shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

--------------------------------------------------------------------------------

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                        SIX MONTHS ENDED MARCH 31, 2000

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I.FINANCIAL INFORMATION                                                   3

Item 1.Financial Statements                                                    3

Consolidated Balance Sheets
     as of March 31, 2000 (Unaudited)
     and September 30, 1999                                                    3

Consolidated Statements of Income
     (Unaudited) for the Three and Six Months
     ended March 31, 2000 and 1999                                             5

Consolidated Statements of Comprehensive Income (Unaudited)
     for the Six Months ended March 31, 2000 and 1999                          6

Consolidated Statements of Cash Flows
     (Unaudited) for the Six Months
     ended March 31, 2000 and 1999                                             7

Notes to Form 10-QSB (Unaudited)                                               9

Item 2.Management's Discussion and Analysis                                   17

PART II.OTHER INFORMATION                                                     21

Item 1.Legal Proceedings                                                      21

Item 2.Changes in Securities                                                  21

Item 3.Defaults upon Senior Securities                                        21

Item 4.Submission of Matters to a Vote of Security Holders                    21

Item 5.Other Information                                                      21

Item 6.Exhibits and Reports on Form 8-K                                       21

PART I.   ITEM 1. FINANCIAL STATEMENTS

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                   March 31,      September  30,
                                                                     2000              1999
                                                                  -----------     --------------
ASSETS                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                     $  887,031       $1,210,762
     Accounts receivable, less allowance for doubtful
         accounts of  $133,800 and $133,800                         4,164,258        4,738,263
     Inventories - net                                              1,556,147          992,064
     Notes and loans receivable - current portion                     170,406          227,858
     Notes and loans receivable - officers - current portion           64,599           28,490
       Prepaid expenses and other current assets                      305,741          441,002
     Deferred income taxes                                            502,632          502,632
                                                                   ----------       ----------


         Total current assets                                       7,650,814        8,141,071
                                                                   ----------       ----------

PROPERTY, PLANT AND EQUIPMENT - net                                   608,060          492,427
                                                                   ----------       ----------

OTHER ASSETS:
     Deferrred income taxes                                           686,151          911,395
     Note receivable - net of current portion                          85,488          126,284
     Notes and loans receivable - officers - net of
         current portion                                              112,848           55,471
     Deferred debt costs                                                7,635           73,764
     Other assets                                                      92,523           25,769
                                                                   ----------       ----------



                                                                      984,645        1,192,683
                                                                   ----------       ----------

                                                                   $9,243,519       $9,826,181
                                                                   ==========       ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                        March 31,        September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                      2000                1999
------------------------------------                                   -----------       -------------
                                                                       (Unaudited)
 CURRENT LIABILITIES:
     Borrowings under credit line                                      $ 1,779,995        $   995,852
     Accounts payable                                                    1,011,826          2,301,557
     Accrued expenses and other current liabilities                        737,733          1,298,466
     Accrued severance to officer                                           55,444            115,000
                                                                       -----------        -----------

              Total current  liabilities                                 3,584,998          4,710,875
                                                                       -----------        -----------


COMMITMENTS

STOCKHOLDER'S EQUITY:
     Preferred stock, 4,000,000 authorized shares par
              value $.01; none issued                                         --                 --
     Common stock, 40,000,000 authorized shares, par value
              $.01; issued 6,286,531 shares and 6,286,531 shares
              (including 202,390 and 194,890 held in treasury)              62,865             62,865
     Paid-in capital                                                     7,402,768          7,402,768
     Accumulated deficit                                                (1,460,702)        (2,048,569)
     Comprehensive income adjustment                                         9,291               (589)
                                                                       -----------        -----------
                                                                         6,014,222          5,416,475
     Less:  Cost of  shares in treasury                                    355,701            301,169

            Total stockholders' equity                                   5,658,521          5,115,306
                                                                       -----------        -----------

                                                                       $ 9,243,519        $ 9,826,181
                                                                       ===========        ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                            Three Months Ended                     Six Months Ended
                                                                 March 31,                             March 31,
                                                      ------------------------------        ------------------------------
                                                         2000               1999               2000               1999
                                                         ----               ----               ----               ----
NET SALES                                             $ 3,177,877        $ 3,635,602        $ 9,040,651        $ 7,598,735
COST OF GOODS SOLD                                      2,165,905          2,624,100          5,956,987          5,401,920
                                                      -----------        -----------        -----------        -----------
GROSS PROFIT                                            1,011,972          1,011,502          3,083,664          2,196,815
                                                      -----------        -----------        -----------        -----------

OPERATING EXPENSES:
      Selling                                             498,634            373,174          1,034,057            752,254
      General and administration                          500,625            654,285          1,212,767          1,305,788
                                                      -----------        -----------        -----------        -----------
                                                          999,259          1,027,459          2,246,824          2,058,042
                                                      -----------        -----------        -----------        -----------

INCOME FROM OPERATIONS                                     12,713            (15,957)           836,840            138,773
                                                      -----------        -----------        -----------        -----------

OTHER INCOME (DEDUCTIONS):
      Interest expense                                    (26,788)           (24,184)           (63,865)           (70,523)
      Interest expense - related parties                     --                 (563)              --               (1,513)
      Interest income                                      24,575             15,995             47,149             40,633
      Other income - net                                   (2,340)            82,614             (7,014)            82,137
                                                      -----------        -----------        -----------        -----------

                                                           (4,553)            73,862            (23,730)            50,734
                                                      -----------        -----------        -----------        -----------

INCOME BEFORE PROVISION
      FOR INCOME TAXES                                      8,160             57,905            813,110            189,507
PROVISION FOR INCOME TAXES                                  3,264             23,162            225,244             75,803
                                                      -----------        -----------        -----------        -----------
INCOME BEFORE EXTRAORDINARY ITEM                            4,896             34,743            587,866            113,704
                                                      -----------        -----------        -----------        -----------

EXTRAORDINARY ITEM:
      Non-cash interest charge upon conversion
      of promissory notes (net of income tax
      benefit of $ -0-) (Note 4)                             --                 --                 --             (277,000)
                                                      -----------        -----------        -----------        -----------

NET INCOME                                            $     4,896        $    34,743        $   587,866        $  (163,296)
                                                      ===========        ===========        ===========        ===========

NET INCOME  PER COMMON AND COMMON
      EQUIVALENT SHARE:
         Basic:
               Income before extraordinary item       $      0.00        $      0.01        $      0.10        $      0.02
               Extraordinary item                            --                 --                 --                (0.05)
                                                      -----------        -----------        -----------        -----------

                                                      $      0.00        $      0.01        $      0.10        $     (0.03)
                                                      ===========        ===========        ===========        ===========

         Diluted:
               Income before extraordinary item       $      0.00        $      0.01        $      0.08        $      0.02
               Extraordinary Item                            --                 --                 --                (0.05)
                                                      -----------        -----------        -----------        -----------

                                                      $      0.00        $      0.01        $      0.08        $     (0.03)
                                                      ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES                                       6,087,474          5,913,474          6,092,891          5,540,474
                                                      ===========        ===========        ===========        ===========

DIVIDENDS                                                    NONE               NONE               NONE               NONE


                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                              Six Months Ended
                                                  March 31,
                                          ------------------------
                                            2000           1999
                                          --------       ---------
NET INCOME (LOSS)                         $587,866       $(163,296)

COMPREHENSIVE INCOME ADJUSTMENTS:
       Foreign currency translation          9,880          21,430
                                          --------       ---------

COMPREHENSIVE INCOME (LOSS)               $597,746       $(141,866)
                                          ========       =========


   The accompanying notes are an integral part of the consolidated financial statements

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         Six Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                       2000              1999
                                                                   -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (Loss)                                             $   587,866        $(163,296)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) continuing operations:
              Extraordinary interest charge                               --            277,000
              Gain on sale of property and equipment                      --            (73,769)
              Depreciation and amortization                             50,513           27,705
              Amortization of deferred debt costs                       27,295           29,235
              Deferred taxes                                           225,244           75,803
     Changes in assets and liabilities:
              Accounts receivable                                      574,005          577,067
              Inventories                                             (564,083)        (167,620)
              Prepaid expenses and other current assets                135,261          (72,071)
              Other assets                                             (18,760)          (1,748)
              Accounts payable                                      (1,289,731)         502,160
              Accrued expenses and other current liabilities          (560,733)        (611,655)
              Accrued severance to officer                             (59,556)        (200,000)
                                                                   -----------        ---------

NET CASH (USED IN) PROVIDED BY OPERATIONS                             (892,679)         198,811
                                                                   -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of property and equipment                     --             37,215
     Proceeds from notes and loans receivable                           98,248          180,301
       (Advances to) Proceeds from officers                            (93,486)           7,365
     Purchases of property, plant and equipment                       (166,144)        (279,704)
     Purchases of treasury stock                                       (54,532)            --
                                                                   -----------        ---------

NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES                                             (215,914)         (54,823)
                                                                   -----------        ---------



   The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                                     Six Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   2000             1999
                                                               -----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) short-term borrowings        $   784,143        ($428,232)
     Payments of notes payable - related parties                      --            (30,146)
     Proceeds from issuances of stock                                 --             11,000
     Deferred offering costs                                          --            (11,950)
     Deferred debt costs                                            (9,161)          (2,811)
                                                               -----------        ---------

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                 774,982         (462,139)
                                                               -----------        ---------

EFFECT OF EXCHANGE RATE CHANGES                                      9,880           21,430
                                                               -----------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (323,731)        (296,721)

CASH AND CASH EQUIVALENTS - beginning                            1,210,762          703,920
                                                               -----------        ---------

CASH AND CASH EQUIVALENTS - ending                             $   887,031        $ 407,199
                                                               ===========        =========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Cash paid during the period for:
            Interest                                           $    33,041        $  30,068
            Income taxes                                       $    30,937        $  16,558
SCHEDULE OF NON-CASH ACTIVITES:
            Issuance of common stock upon conversion of
              long-term debt                                          --          $ 554,000
            Sale of property and equipment held for sale              --          $ 190,554



   The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC.AND SUBSIDAIRIES

                              NOTES TO FORM 10-QSB

                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The information in this Form 10-QSB includes the results of operations of Forward Industries, Inc. ("the Company") and its wholly-owned subsidiary, Koszegi Industries, Inc. ("Koszegi"), for the three and six month periods ended March 31, 2000 and 1999. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

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

3.   BORROWINGS UNDER CREDIT LINE

     In January 2000, the Company established a credit facility with a new bank which provides for a maximum line of credit of $5.0 million, including letters of credit. The line, which is renewable annually at the discretion of the bank, expires March 31, 2001. There is no formula which limits the borrowings or restrictive covenants, as in the prior credit facility. However, the Company is required to eliminate borrowings for thirty (30) consecutive days and is required to maintain normal operating performance which is acceptable to the bank. The credit facility bears interest at the prime rate in effect from time-to-time plus three quarters of one percent. At March 31, 2000, $1,780,000 was outstanding in direct borrowings; there were no outstanding obligations under letters of credit. The Company provided the assets of the consolidated Company as collateral for the line. On February 1, 2000 the direct borrowings and acceptances from the former credit facility were repaid from funds received under the new agreement.

4.   ISSUANCE OF COMMON STOCK FOR PROMISSORY NOTES IN DECEMBER 1998

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

     In connection with the conversion of its Notes into Common Stock, the Company recorded a non-cash, extraordinary charge against earnings of $277,000; such amount is included in the consolidated statements of income for the six month period ended March 31, 1999. This amount, recorded as interest expense, reflects the difference between the average bid and asked price per share of the Company's stock on December 4, 1998 (the date on which such conversion occurred) on the Nasdaq SmallCap Market, $.75, and, the price at which the Company converted such shares, $.50, aggregated by the total shares issued. No tax benefit was recorded in connection with this interest charge as it is not deductible for federal income taxes.

5.   INVENTORY

     Inventory consists of the following:

                                  March 31, 1999  September 30, 1999
                                  --------------  ------------------
                                   (Unaudited)

               Raw materials        $   32,410         $ 34,662
               Finished goods        1,523,737          957,402
                                    ----------         --------
                                    $1,556,147         $992,064
                                    ==========         ========

6.   NOTES AND LOANS RECEIVABLE FROM OFFICERS

     At March 31, 2000 the Company held a ninety (90) day, unsecured, promissory note from its chief executive officer, in the amount of $40,000. Originally issued on December 16,1999 and due March 16, 2000, the note was extended at the discretion of the Company. The note bears interest at the prime-rate in effect from time-to-time plus three quarters of one percent.

     In addition, subsequent to the balance sheet date, on April 24, 2000 the Company extended a ninety (90) day, unsecured loan to its president, in the amount of $370,000 and at the same rate as noted above. The note was provided in connection with the Company's relocation to Florida.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                                       THREE MONTHS ENDED  MARCH 31,
                                                                -------------------------------------------
                                                                   2000                             1999
                                                                ----------                       ----------
NUMERATOR

   Income from continuing operations:
     Income from continuing operations:                         $    4,896                       $   34,743
     Less:  Preferred dividends                                       --                               --
                                                                ----------                       ----------
     Income available to common stockholders
     used in basic EPS                                               4,896        BASIC              34,743

     Income available to common stockholders after
       assumed conversions of dilutive securities               $    4,896       DILUTED         $   34,743
                                                                ==========                       ==========

DENOMINATOR

   Weighted average number of common shares
     outstanding  - See schedule                                 6,087,474        BASIC           5,913,474

   Impact of potential common shares:
     Stock options and warrants                                  1,016,323                          137,935
                                                                ----------                       ----------

   Weighted average number of common shares and
     dilutive potential common stock used in dilutive EPS        7,103,797       DILUTED          6,051,409
                                                                ----------                       ----------

BASIC EPS

   Income from continuing operations                            $     0.00                       $     0.01

DILUTED EPS

   Income from continuing operations                            $     0.00                       $     0.01


                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             -------------------------
                                                                2000            1999
                                                             ----------       --------
CALCULATIONS

   1.  Stock Options

        Treasury Stock Method Applied to Stock Options
        Sale of common stock
           Total options and warrants outstanding             2,266,875        496,800
            Average price                                    $     1.84       $   0.86
                                                             ----------       --------

                           Total                             $4,178,969       $428,400
                                                             ==========       ========

        Repurchase of common stock
           Proceeds                                          $4,178,969       $428,400
            Average stock price                              $     3.34       $   1.19
                                                             ----------       --------

            Shares repurchased                                1,250,552        358,865
                                                             ==========       ========

        Net increase in shares
            Shares sold                                       2,266,875        496,800
            Shares repurchased                                1,250,552        358,865
                                                             ----------       --------

            Increase in shares                                1,016,323        137,935
                                                             ==========       ========


                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

Computation of Weighted Average Number of Common Shares Outstanding


                       THREE MONTHS ENDED MARCH 31, 2000
                       ---------------------------------

                                                                       Weighted
          Dates                               Shares     Fraction of    Average
       Outstanding                          Outstanding    Period       Shares
       -----------                          -----------    ------       ------
January                                      6,091,641       1/3       2,030,547
Purchase of treasury stock                       5,000
                                             ---------

February                                     6,086,641       1/3       2,028,880
Purchase of treasury stock                       2,500
                                             ---------

March                                        6,084,141       1/3       2,028,047
                                             =========                 ---------



Weighted Average Shares                                                6,087,474
                                                                       =========


                       THREE MONTHS ENDED MARCH 31, 1999
                       ---------------------------------

          Dates                               Shares     Fraction of    Average
       Outstanding                          Outstanding    Period       Shares
       -----------                          -----------    ------       ------
January through February                     5,906,141       2/3       3,937,427

Common stock issued in connection with
    Conversion of Class B warrant               22,000
                                             ---------

March                                        5,928,141       1/3       1,976,047
                                             =========                 ---------

Weighted Average Shares                                                5,913,474
                                                                       =========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                                                 SIX MONTHS ENDED  MARCH 31,
                                                                         ------------------------------------------
                                                                             2000                           1999
                                                                             ----                           ----
NUMERATOR

   Income from continuing operations:
     Income from continuing operations:                                  $   587,866                     $  113,704
     Less:  Preferred dividends                                                 --                             --
                                                                         -----------                     ----------
     Income available to common stockholders
       used in basic EPS                                                     587,866        BASIC           113,704

     Income available to common stockholders after
       assumed conversions of dilutive securities                        $   587,866       DILUTED       $  113,704
                                                                         ===========                     ==========

Loss from extraordinary item                                                    --                       $ (277,000)
                                                                         -----------                     ----------


DENOMINATOR

   Weighted average number of common shares
     outstanding  - See schedule                                           6,092,891        BASIC         5,540,474

   Impact of potential common shares:
     Stock options and warrants                                            1,318,694                        100,263
                                                                           ---------                     ----------

   Weighted average number of common shares and
     dilutive potential common stock used in dilutive EPS                  7,411,585       DILUTED        5,640,737

BASIC EPS

   Income from continuing operations                                      $      .10                     $     0.02
   Extaordinary Item                                                             .00                          (0.05)
                                                                          ----------
                                                                          $      .10                     $    (0.03)
                                                                          ==========                     ==========

DILUTED EPS

   Income from continuing operations                                      $      .08                     $     0.02
   Extraordinary Item                                                            .00                          (0.05)
                                                                          ----------                     ----------
                                                                          $      .08                     $    (0.03)
                                                                          ==========                     ==========


                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                                  SIX MONTHS ENDED
                                                                      MARCH 31,
                                                             -------------------------
                                                                2000            1999
                                                             ----------       --------
CALCULATIONS

   1.  Stock Options

        Treasury Stock Method Applied to Stock Options
        Sale of common stock
           Total options and warrants outstanding             2,466,875        196,800
            Average price                                    $     1.43       $   0.50
                                                             ----------       --------

                           Total                             $3,528,969       $ 98,400
                                                             ----------       --------

        Repurchase of common stock
           Proceeds                                          $3,528,969       $ 98,400
           Average stock price                               $     3.07       $   1.02
                                                             ----------       --------

           Shares repurchased                                 1,148,181         96,537
                                                             ----------       --------

        Net increase in shares
           Shares sold                                        2,466,875        196,800
           Shares repurchased                                 1,148,181         96,537
                                                             ----------       --------
            Increase in shares                                1,318,694        100,263
                                                             ==========       ========


                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

              EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

Computation of Weighted Average Number of Common Shares Outstanding

                        SIX MONTHS ENDED MARCH 31, 2000
                        -------------------------------

                                                                       Weighted
          Dates                               Shares     Fraction of    Average
       Outstanding                          Outstanding    Period       Shares
       -----------                          -----------    ------       ------
October through November                     6,101,641      2/6        2,033,880
Purchase of treasury stock                      10,000
                                             ---------

December through January                     6,091,641      2/6        2,030,547
Purchase of treasury stock                       5,000
                                             ---------

February                                     6,086,641      1/6        1,014,440
Purchase of treasury stock                       2,500
                                             ---------

March                                        6,084,141      1/6        1,014,024
                                             =========                 ---------

Weighted Average Shares                                                6,092,891
                                                                       =========


                        SIX MONTHS ENDED MARCH 31, 1999

                                                                       Weighted
          Dates                               Shares     Fraction of    Average
       Outstanding                          Outstanding    Period       Shares
       -----------                          -----------    ------       ------
October through November                     4,798,141      2/6        1,599,380

Common stock issued in connection with
     conversion of private placement debt
     in December                             1,108,000
                                             ---------

December through February                    5,906,141      3/6        2,953,071

Common stock issued in connection with
     conversion of Class B warrants             22,000
                                             ---------
March                                        5,928,141      1/6          988,023
                                             =========                 ---------

Weighted Average Shares                                                5,540,474
                                                                       =========

PART I.   ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, (including those identified in "Risk Factors" in the Company's form 10-KSB for the year ended September 30, 1999) and that actual results may differ materially from those in the forward-looking statements as a result of various factors.

     The following discussion and analysis compares the results of the Company's continuing operations for the Three and Six Months ended March 31, 2000, and the Three and Six Months ended March 31, 1999.

THREE MONTHS ENDED MARCH 31, 2000 (THE "2000 QUARTER") COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (THE "1999 QUARTER")

     The 2000 Quarter reflected net income of $4,900 compared to net income of $34,700 in the 1999 Quarter. Basic and diluted earnings per share from continuing operations decreased to $0.00 in the 2000 Quarter from $0.01 in the 1999 Quarter.

REVENUES.

     Net sales decreased $457,700 (13%) to $3,177,900 in the 2000 Quarter, from $3,635,600 in the 1999 Quarter. The decrease is attributable to a single customer that requested that planned sales be deferred to the next (third) fiscal quarter.

OPERATING INCOME.

     Consolidated pretax income from continuing operations decreased by $49,700, to a profit of $8,200 in the 2000 Quarter from $57,900 in the 1999 Quarter. As a result of a four (4) percentage point improvement in gross margin percentage, the $ 457,700 decrease in sales described above, was offset, in its entirety, and the gross profit was unchanged. The gross margin percent increased to 32% in the 2000 Quarter from 28% in the 1999 Quarter by eliminating the fixed costs associated with the South Bend manufacturing facility, which was closed in February 1999. Selling, general and administrative expenses decreased, in total, and the net change to operating income was caused by Other Income and Deductions, described below.

     Selling expenses increased $125,400 (34%) from $373,200 in the 1999 Quarter to $498,600 in the 2000 Quarter due primarily to increased travel expenses, warehouse rent and commissions, offset by lower bonus expenses. The ratio of selling expenses to net sales increased from 10% to 16%.

     General and administrative expenses decreased as a percentage of net sales to 16% in the 2000 Quarter from 18% in the 1999 Quarter and the dollar amount of expenses decreased $153,700 (23%) to $500,600 in the 2000 Quarter from $654,300 in the 1999 Quarter. The decrease is primarily related to lower professional fees.

OTHER INCOME (DEDUCTIONS).

     Total interest expense increased $2,100 to $26,800 in the 2000 Quarter from $24,700 in the 1999 Quarter. Interest income and other income-net decreased $76,400 to $22,200 in the 2000 Quarter from the $98,600 in the 1999 Quarter. The decrease is primarily related to the sale of certain miscellaneous assets in the 1999 Quarter, which were no longer required as a result of the shutdown of the South Bend facility.

INCOME TAXES.

     The provision for income taxes decreased by $19,900 to $3,300 due to a decrease in pretax profits in the 2000 Quarter from the comparable period in the 1999 Quarter. The effective tax rates for the 2000 and 1999 Quarters were 40%.

SIX MONTHS ENDED MARCH 31, 2000 (THE "2000 PERIOD") COMPARED TO SIX MONTHS ENDED MARCH 31, 1999 (THE "1999 PERIOD")

     The 2000 Period reflected a net income of $587,900 compared to a net loss of ($163,300) in the 1999 Period. In the 1999 Period, operations generated net income of $113,700 prior to the extraordinary non-cash charge of $277,000 (described below) from continuing operations. Accordingly, the increase in net income from continuing operations was $474,200. Basic earnings per share from continued operations increased to $.10 in the 2000 Period from $0.02 in the 1999 Period, while diluted earnings per share from continuing operations increased to $.08 in the 2000 Period from $0.02 in the 1999 Period.

REVENUES.

     Net sales increased $1,442,000 (19%) to $9,040,700 in the 2000 Period, from $7,598,700 in the 1999 Period. The increase is attributable to growth in business from both existing and new customers and specifically attributable to the Company's expansion efforts in its European business.

OPERATING INCOME.

     Consolidated pretax income from continuing operations increased by $623,600 from a profit of $189,500 in the 1999 Period, to $813,100 in the 2000 Period.

     The increase in pretax profits relates to increases in revenues, described above, coupled with improved gross margin percentage. The gross profit increased $886,900 from $2,196,800 to $3,083,700 in the 2000 Period, while the gross margin percentage increased from 29% in the 1999 Period to 34% in the 2000 Period. The higher gross margin percentage is largely a result of higher revenues without the fixed cost component of a manufacturing facility.

     Selling expenses increased $281,800 (37%) from $752,300 in the 1999 Period to $1,034,100 in the 2000 Period due to increases in manpower and related salaries, increased travel expenses, commissions, consulting and professional fees for recruiting new sales staff, offset by lower advertising and bonuses. The ratio of selling expenses to net sales increased to 11% from 10%.

     General and administrative expenses decreased as a percentage of net sales, to 13% in the 2000 Period from 17% in the 1999 Period, and the dollar amount of expenses decreased $93,000 (7%) to $1,212,800 in the 2000 Period from $1,305,800 in the 1999 Period. The decrease is primarily related to lower professional fees, telephones costs and travel expenses offset partially by higher payroll and bonus expenses.

OTHER INCOME (DEDUCTIONS).

     Total interest expense decreased by $8,100 to $63,900 in the 2000 Period from $72,000 in the 1999 Period. The decrease resulted from the conversion of notes payable into common stock in December 1999 Period.

     Interest and other income-net decreased $82,700 to $ 40,100 in the 2000 period from $122,800 in the 1999 Period. The decrease is primarily related to the sale of certain miscellaneous assets in the 1999 Period, which were no longer required as a result of the shutdown of the South Bend manufacturing facility.

EXTRAORDINARY ITEM IN THE 1999 PERIOD.

     In December 1997, the Company consummated a private offering of securities which included $554,000 in aggregate principal amount of convertible Promissory Notes. The Notes were converted into Common Stock and warrants in December 1998, at the option of the Company. In connection with the conversion of its Notes into Common Stock, the Company recorded a non-cash, extraordinary charge against earnings of $277,000. This amount, recorded as interest expense, reflects the difference between the average bid and asked price per share of the Company's stock on December 4, 1998 (the date on which such conversion occurred) on the Nasdaq SmallCap Market, $.75, and, the price at which the Company converted such shares, $.50, aggregated by the total shares issued. There was no comparable item in the 2000 Period.

INCOME TAXES.

     The provision for income taxes increased by $149,400 due to an increase in pretax profits in the 2000 Period from the comparable period in 1999 Period. The effective tax rates for the 2000 and 1999 Periods were 28% and 40%, respectively. No tax benefit was recorded during the 1999 Period relating to the extraordinary interest charge as it was not deductible for income tax purposes. The lower rate in the 2000 Period is the result of a reduction in the valuation allowance established for deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES.

     In the 2000 Period, $892,700 of cash was used by operating activities. This use in operating funds resulted primarily from increases in inventory of $564,100 and payments and reductions of accounts payable and accrued liabilities of $1,910,000, offset by net income of $587,900, reductions in accounts receivables of $574,000, and the add back of non-cash charges in the deferred tax account of $225,000 and, depreciation and amortization of $77,800.

     Net investing activities in the 2000 Period used cash of $215,900. The Company collected $98,200 of notes receivable, which arose from the sale of its discontinued operations in 1997 and provided $93,500 in additional loans to officers, net of collections. The Company purchased 17,500 shares of its common stock in open market transactions, for $54,500 and expended $166,100 for new assets.

     Financing activities in the 2000 Period provided cash of $775,000. Funds were received from borrowing under the bank credit line, $784,100 offset by deferred debt costs of $9,200.

     In January, 2000 the Company obtained a $5.0 million credit line with a new bank to accommodate its growth, and terminated its former credit arrangement. The new credit line expires March 31, 2001 and is renewable annually. This credit facility has no borrowing formula limitations or specific covenants as did the former credit line. However a mandatory 30-consecutive-day period, in which there are no outstanding borrowings, is required along with continued reasonable business performance. On February 1, 2000 the Company repaid its outstanding balance at the former bank with the proceeds from initial borrowings under the new credit line. The new credit line provides for cash and direct borrowings up to $3.0 million and letters of credit and acceptances of $2.0 million. The line bears interest at the prime rate in effect from time to time plus three quarters of one percent. The Company secured the line of credit with all of its assets and those of Koszegi. At March 31, 2000, the Company was indebted to the bank in the amount of $1,780,000.

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

     In connection with its restructuring during fiscal 1998, the Company hired a new Chief Executive Officer and received the resignation of Mr. Theodore H. Schiffman, its co-founder and former Chief Executive Officer. Mr. Schiffman received a five-year consulting arrangement with annual consulting payments of $200,000 per year and a severance package totaling $350,000, of which $200,000 was paid on January 1, 1999, and the remainder paid in varying amounts and dates through April 15, 2000. Such amounts were paid out of the Company's existing cash position or from internally generated funds.

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

     The Company extended ninety (90) day, unsecured loans to two of its officers/directors which bear interest at the prime rate in effect from time to time, plus three quarters of one percent. One note, provided on December 16, 1999 in the amount of $40,000, has been extended at the discretion of the Company. The second note in the amount of $370,000 was issued on April 24, 2000. The loans were made from the Company's existing cash position and both are expected to be repaid prior to the fiscal year-end.

     The Company did not incur any other long-term debt in the 2000 Period.

DEFERRED INCOME TAXES.

     The Company's balance sheet at March 31, 2000 includes $1,188,800 of deferred income taxes as an asset. The Company was profitable in the 2000 Period and, in fiscal year 1999 and in fiscal year 1998 before restructuring charges associated with the non-recurring costs of the shutdown of its South Bend plant. However, to the extent that the Company's operations may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at March 31, 2000, the Company's stockholder's equity at such date of $5,658,500 would have been reduced by $1,188,800 to a stockholder's equity of $4,469,700 and the Company's working capital at March 31, 2000 would have been reduced by $502,600 from $4,065,800 to $3,563,200

PART II.  OTHER INFORMATION

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

Dated:  May 8, 2000

                                        FORWARD SYSTEMS, INC.
                                            (Registrant)


                                        By: /s/ Philip B. Kart
                                           -------------------------------------
                                           PHILIP B. KART
                                           Principal Financial Officer