Form 10QSB
period 2000-06-30
FORWARD INDUSTRIES INC
filed 2000-08-14
CIK 38264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000.

                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____



                          Commission file number 0-6669

                            FORWARD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)




              New York                                    13-1950672
---------------------------------------    -------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
       Identification No.)                      incorporation or organization)


   400 Post Avenue, Westbury, NY                             11590
---------------------------------------    -------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (516) 338-0700
              ---------------------------------------------------
                (Issuer's Telephone Number, including Area Code)



               ---------------------------------------------------
                  (Former name, former address and former fiscal
                       year, if changed since last report)



Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of August 11, 2000, 6,084,141 Shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [   ]  No [X]

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                         NINE MONTHS ENDED JUNE 30, 2000

                                    CONTENTS


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION ............................................    3

Item 1.  Financial Statements .............................................    3

       Consolidated Balance Sheets
                as of June 30, 2000 (Unaudited)
                and September 30, 1999 ....................................    3

       Consolidated Statements of Income
                (Unaudited) for the Three and Nine Months
                ended June 30, 2000 and 1999 ..............................    5

       Consolidated Statements of Comprehensive Income (Unaudited)
                for the Nine Months ended June 30, 2000 and 1999 ..........    6

       Consolidated Statements of Cash Flows
                (Unaudited) for the Nine Months
                ended June 30, 2000 and 1999 ..............................    7

       Notes to Form 10-QSB (Unaudited) ...................................    9

Item 2.  Management's Discussion and Analysis .............................   17

PART II. OTHER INFORMATION ...............................................    21

Item 1.  Legal Proceedings ................................................   21

Item 2.  Changes in Securities ............................................   21

Item 3.  Defaults upon Senior Securities ..................................   21

Item 4.  Submission of Matters to a Vote of Security Holders ..............   21

Item 5.  Other Information ................................................   21

Item 6.  Exhibits and Reports on Form 8-K .................................   21

PART I.   ITEM 1.  FINANCIAL STATEMENTS



                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                June 30,                   September 30,
                                                                  2000                         1999
                                                                --------                   ------------
                                                              (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .............................   $  766,837                    $1,210,762
     Accounts receivable, less allowance for doubtful
         accounts of  $66,800 and $133,800 .................    3,764,826                     4,738,263
     Inventories - net .....................................      810,747                       992,064
     Notes and loans receivable - current portion ..........      152,523                       227,858
     Notes and loans receivable - officers - current portion      398,157                        28,490
       Prepaid expenses and other current assets ...........      358,330                       441,002
     Deferred income taxes .................................      502,632                       502,632
                                                               ----------                    ----------



         Total current assets ..............................    6,754,052                     8,141,071
                                                               ----------                    ----------

PROPERTY, PLANT AND EQUIPMENT - net ........................      574,644                       492,427
                                                               ----------                    ----------

ASSETS HELD FOR SALE .......................................      180,356                          --
                                                               ----------                    ----------

OTHER ASSETS:
     Deferrred income taxes ................................      709,750                       911,395
     Note receivable - net of current portion ..............         --                         126,284
     Notes and loans receivable - officers - net of
         current portion ...................................      114,538                        55,471
     Deferred debt costs ...................................        5,344                        25,769
     Other assets ..........................................       98,593                        73,764
                                                               ----------                    ----------
                                                                  928,225                     1,192,683
                                                               ----------                    ----------

                                                               $8,437,277                    $9,826,181
                                                               ==========                    ==========


  The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         June 30,         September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                       2000                1999
------------------------------------                                       ----                 ----
                                                                        (Unaudited)
 CURRENT LIABILITIES:
     Borrowings under credit line ..............................        $   809,995         $   995,852
     Accounts payable ..........................................          1,124,963           2,301,557
     Accrued expenses and other current liabilities ............            761,980           1,298,466
     Accrued severance to officer ..............................               --               115,000
                                                                        -----------         -----------
              Total current  liabilities .......................          2,696,938           4,710,875
                                                                        -----------         -----------


OBLIGATION UNDER CAPITAL LEASES ................................            117,709                --
                                                                        -----------         -----------
              Total Liabilites .................................          2,814,647           4,710,875
                                                                        -----------         -----------


COMMITMENTS


STOCKHOLDER'S EQUITY:
     Preferred stock, 4,000,000 authorized shares par
              value $.01; none issued ..........................               --                  --
     Common stock, 40,000,000 authorized shares, par value
              $.01; issued 6,286,531 shares and 6,286,531 shares
              (including 202,390 and 194,890 held in treasury) .             62,865              62,865
     Paid-in capital ...........................................          7,402,768           7,402,768
     Accumulated deficit .......................................         (1,496,102)         (2,048,569)
     Comprehensive income adjustment ...........................              8,800                (589)
                                                                        -----------         -----------
                                                                          5,978,331           5,416,475
     Less: Cost of shares in treasury .........................             355,701             301,169
                                                                        -----------         -----------
              Total stockholders' equity .......................          5,622,630           5,115,306
                                                                        -----------         -----------
                                                                        $ 8,437,277         $ 9,826,181
                                                                        ===========         ===========


           The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three Months Ended            Nine Months Ended
                                                                  June 30,                     June 30,
                                                          ---------------------          ---------------------
                                                           2000           1999            2000            1999
                                                           ----           ----            ----             ----

     NET SALES .....................................   $  3,473,020    $  3,821,585    $ 12,513,671    $ 11,420,320
     COST OF GOODS SOLD ............................      2,425,829       2,700,169       8,382,816       8,102,089
                                                       ------------    ------------    ------------     -----------
     GROSS PROFIT ..................................      1,047,191       1,121,416       4,130,855       3,318,231
                                                       ------------    ------------    ------------     -----------

     OPERATING EXPENSES:
           Selling .................................        609,349         408,281       1,549,951       1,160,536
           General and administration ..............        328,872         558,549       1,635,094       1,864,337
           Relocation Costs ........................        187,022            --           187,022            --
                                                       ------------    ------------    ------------     -----------
                                                          1,125,243         966,830       3,372,067       3,024,873
                                                       ------------    ------------    ------------     -----------

     INCOME FROM OPERATIONS ........................        (78,052)        154,586         758,788         293,358
                                                       ------------    ------------    ------------     -----------

     OTHER INCOME (DEDUCTIONS):
           Interest expense ........................        (31,606)        (25,398)        (95,471)        (95,920)
           Interest expense - related parties ......           --              (196)           --            (1709)
           Interest income .........................         26,203          16,638          73,352          57,271
           Other income - net ......................         24,456         (25,370)         17,442          56,767
                                                       ------------    ------------    ------------     -----------
                                                             19,053        (34,326)          (4,677)         16,409
                                                       ------------    ------------    ------------     -----------

     INCOME BEFORE PROVISION
           FOR INCOME TAXES ........................        (58,999)        120,260         754,111         309,767
     PROVISION FOR INCOME TAXES ....................        (23,603)         48,104         201,644         123,907
                                                       ------------    ------------    ------------     -----------
     INCOME BEFORE EXTRAORDINARY ITEM ..............        (35,399)         72,156         552,467         185,860
                                                       ------------    ------------    ------------     -----------

     EXTRAORDINARY ITEM:
           Non-cash interest charge upon conversion
           of promissory notes (net of income tax
           benefit of $ -0-) (Note 4) .....                   --              --              --          (277,000)
                                                       ------------    ------------    ------------     -----------


     NET INCOME ....................................   $    (35,399)   $     72,156    $    552,467    $    (91,140)
                                                       ============    ============    ============    ============
     NET INCOME  PER COMMON AND COMMON
           EQUIVALENT SHARE:
              Basic:
                    Income before extraordinary item   $      (0.01)   $       0.01    $       0.09    $       0.03
                    Extraordinary item .............           --              --              --             (0.05)
                                                       ------------    ------------    ------------    ------------
                                                       $      (0.01)   $       0.01    $       0.09    $      (0.02)
                                                       ============    ============    ============    ============

                  Diluted:
                    Income before extraordinary item   $      (0.01)   $       0.01    $       0.07    $       0.03
                    Extraordinary Item .............           --              --              --             (0.05)
                                                       ------------    ------------    ------------    ------------
                                                       $      (0.01)   $       0.01    $       0.07    $      (0.02)
                                                       ============    ============    ============    ============

     WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES .............................      6,084,141       5,931,474       6,089,974       5,670,808
                                                       ============    ============    ============    ============

     DIVIDENDS .....................................        NONE            NONE            NONE           NONE

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                             Nine Months Ended
                                                 June 30,
                                           ---------------------
                                            2000          1999
                                            ----          ----

NET INCOME (LOSS) .................      $  552,467      $(91,140)

COMPREHENSIVE INCOME ADJUSTMENTS:
       Foreign currency translation           9,389        20,772
                                         ----------      --------


COMPREHENSIVE INCOME (LOSS) .......      $  561,856      $(70,368)
                                         ==========      ========



      The accompanying notes are an integral part of the consolidated financial statements

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                               June 30,
                                                                       -----------------------
                                                                        2000             1999
                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (Loss) ........................................      $   552,467       $ (91,140)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) continuing operations:
              Extraordinary interest charge ...................             --           277,000
              Gain on sale of property and equipment ..........             --           (73,769)
              Depreciation and amortization ...................           75,557          38,491
              Amortization of deferred debt costs .............           29,586          36,434
              Deferred taxes ..................................          201,645         123,907
     Changes in assets and liabilities:
                 Accounts receivable ..........................          973,437         558,784
                 Inventories ..................................          181,317        (155,737)
                 Prepaid expenses and other current assets ....           82,672          87,221
                 Other assets .................................          (24,829)        (14,060)
                 Accounts payable .............................       (1,176,594)         43,736
                 Accrued expenses and other current liabilities         (536,486)       (628,992)
                 Accrued severance to officer .................         (115,000)       (200,000)
                                                                     -----------       ---------
NET CASH (USED IN) PROVIDED BY OPERATIONS .....................          243,772           1,875
                                                                     -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of property and equipment .........             --            37,215
     Proceeds from notes and loans receivable .................          201,619         258,141
     (Advances to) Proceeds from officers .....................         (428,734)          9,241
     Purchases of property, plant and equipment ...............         (220,421)       (320,225)
                                                                     -----------       ---------
NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES .....................................         (447,536)        (15,628)
                                                                     -----------       ---------


     The accompanying notes are an integral part of the consolidated financial statements.


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                                    June 30,
                                                            --------------------------
                                                                2000            1999
                                                                ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) short-term borrowings      $  (185,857)      ($334,915)
     Payments of notes payable - related parties ......             --           (42,670)
     Proceeds from issuances of stock .................             --            16,000
     Deferred offering costs ..........................             --           (11,950)
     Purchases of treasury stock ......................          (54,532)           --
     Deferred debt costs ..............................           (9,161)         (2,811)
                                                             -----------       ---------

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES ....         (249,550)       (376,346)
                                                             -----------       ---------

EFFECT OF EXCHANGE RATE CHANGES .......................            9,389          20,772
                                                             -----------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...............         (443,925)       (369,327)

CASH AND CASH EQUIVALENTS - beginning .................        1,210,762         703,920
                                                             -----------       ---------

CASH AND CASH EQUIVALENTS - ending ....................      $   766,837       $ 334,593
                                                             ===========       =========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Cash paid during the period for:
            Interest ..................................      $    61,380       $  51,657
            Income taxes ..............................      $    32,268       $   1,981
SCHEDULE OF NON-CASH ACTIVITES:
         Furniture and Equipment acquired under capital
               lease obligations ......................      $   117,709            --
         Property transferred to Assets held for sale .      $   180,356            --
         Issuance of common stock upon conversion of
               long-term debt .........................             --         $ 554,000
         Sale of property and equipment held for sale .             --         $ 190,554



The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-QSB

                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The information in this Form 10-QSB includes the results of operations of Forward Industries, Inc. ("the Company") and its wholly-owned subsidiary, Koszegi Industries, Inc. ("Koszegi"), for the three and nine month periods ended June 30, 2000 and 1999. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

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


2.       EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of shares outstanding during each period presented. The Company has adopted FAS 128, "Earnings Per Share."


3.       BORROWINGS UNDER CREDIT LINE

         In January 2000, the Company established a credit facility with a new bank which provides for a maximum line of credit of $5.0 million, including letters of credit. The line, which is renewable annually at the discretion of the bank, expires March 31, 2001. There is no formula which limit the borrowings or restrictive covenants, as in the prior credit facility. However, the Company is required to eliminate borrowings for thirty (30) consecutive days and is required to maintain operating performance which is acceptable to the bank. The credit facility bears interest at the prime rate in effect from time-to-time plus three quarters of one percent. At June 30, 2000, $810,000 was outstanding in direct borrowings; there were no outstanding obligations under letters of credit. In July, 2000 the Company repaid all outstanding amounts from internally generated funds. The Company provided the assets of the consolidated Company as collateral for the line. On February 1, 2000 the direct borrowings and acceptances from the former credit facility were repaid from funds received under the new agreement.


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

         In connection with the conversion of its Notes into Common Stock, the Company recorded a non-cash, extraordinary charge against earnings of $277,000; such amount is included in the consolidated statements of income for the nine month period ended June 30, 1999. This amount, recorded as interest expense, reflects the difference between the average bid and asked price per share of the Company's stock on December 4, 1998 (the date on which such conversion occurred) on the Nasdaq SmallCap Market, $.75, and, the price at which the Company converted such shares, $.50, aggregated by the total shares issued. No tax benefit was recorded in connection with this interest charge as it is not deductible for federal income taxes.


5.       INVENTORY

         Inventory consists of the following:

                       June 30,      September 30,
                         2000            1999
                         ----            ----
                      (Unaudited)

    Raw materials.....   $  1,675      $ 34,662
    Finished goods ...    809,072       957,402
                         --------      --------
                         $810,747      $992,064
                         ========      ========


6.       NOTES AND LOANS RECEIVABLE FROM OFFICERS

         A ninety (90) day, unsecured, promissory note in the amount of $40,000, which had been provided to the Company's chief executive officer for personal needs, was repaid on June 29, 2000, plus accrued interest in the amount of $2,000. The note was originally issued on December 16,1999 with interest at the prime-rate in effect from time-to-time plus three quarters of one percent.

         On April 24, 2000 the Company provided a ninety (90) day, loan to its president, in the amount of $370,000 at the prime rate in effect from time-to-time plus three quarters of one percent. The purpose of the loan was to finance property that was being acquired by this individual in connection with the Company's relocation to Florida. The Company has been assigned the right to file a mortgage and lien on the property in the event the note is not repaid, as well as a pledge of 350,000 common shares of the Forward Industry stock owned by this individual, as additional security. In August, 2000 approximately $60,000 of this note was repaid. The Company extended the remaining loan sixty (60) days, through September 22, 2000.


7.       ASSETS HELD FOR SALE

         In connection with the Company's relocation to Pompano Beach Florida, and the related consolidation of its offices in New York and South Bend, Indiana, land and a building owned by the Company in South Bend, became available for sale. Current market comparisons indicate that the fair market value is equal to, or greater than, the net book value of the assets; accordingly, the assets are presented in the accompanying balance sheet at their net book value.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                                   THREE MONTHS ENDED  JUNE 30,
                                                                 --------------------------------
                                                                 2000                        1999
                                                                 ----                        ----
NUMERATOR

   Income from continuing operations:
     Income from continuing operations: .................      $   (35,399)                    $   72,156
     Less:  Preferred dividends .........................             --                             --
                                                                  --------                      ----------

     Income available to common stockholders
     used in basic EPS ..................................          (35,399)      BASIC             72,156


     Income available to common stockholders after
       assumed conversions of dilutive securities .......      $   (35,399)      DILUTED       $   72,156
                                                               ===========                     ==========

DENOMINATOR

   Weighted average number of common shares
     outstanding  - See schedule ........................        6,084,141       BASIC          5,931,474

   Impact of potential common shares:
     Stock options and warrants .........................           (*)                           165,965

                                                                 --------                      ----------
   Weighted average number of common shares and
     dilutive potential common stock used in dilutive EPS        6,084,141       DILUTED        6,097,439
                                                                 =========                      =========

BASIC EPS

   Income from continuing operations ....................         $  (0.01)                    $     0.01

DILUTED EPS

   Income from continuing operations ....................         $  (0.01)                    $     0.01



(*) not adjusted because the inclusion of such additional shares would be antidilutive

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                              THREE MONTHS ENDED
                                                                    JUNE 30,
                                                             --------------------
                                                               2000          1999
                                                               ----          ----
CALCULATIONS

   1.  Stock Options

        Treasury Stock Method Applied to Stock Options
        Sale of common stock
           Total options and warrants outstanding ....       2,563,375       486,800
           Average price .............................      $     1.30      $   0.87
                                                            ----------      --------

                           Total .....................      $3,335,219      $423,400
                                                            ==========      ========

        Repurchase of common stock
           Proceeds ..................................      $3,335,219      $423,400
           Average stock price .......................      $     2.26      $   1.32
                                                            ----------      --------

           Shares repurchased ........................       1,472,821       320,835
                                                            ==========      ========

        Net increase in shares
           Shares sold ...............................       2,563,375       486,800
           Shares repurchased ........................       1,472,821       320,835
                                                            ----------      --------

           Increase in shares ........................       1,090,554       165,965
                                                            ==========      ========


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


Computation of Weighted Average Number of Common Shares Outstanding


                                  THREE MONTHS ENDED JUNE 30, 2000
                               --------------------------------------

                                                                       Weighted
    Dates                                   Shares     Fraction of     Average
 Outstanding                             Outstanding     Period        Shares
 -----------                             -----------     ------        ------

April through June ..........             6,084,141        3/3        6,084,141


Weighted Average Shares .....                                         6,084,141





                        THREE MONTHS ENDED JUNE 30, 1999
                     --------------------------------------

                                                                       Weighted
    Dates                                   Shares     Fraction of     Average
 Outstanding                             Outstanding     Period        Shares
 -----------                             -----------     ------        ------

April through May ....................... 5,928,141        2/3        3,952,094

Common stock issued in connection with
    Conversion of Class B warrants ......    10,000
                                             ------

June .................................... 5,938,141        1/3        1,979,380
                                          =========                   ---------

Weighted Average Shares .................                             5,931,474
                                                                      =========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                                        NINE MONTHS ENDED JUNE 30,
                                                                ----------------------------------------------
                                                                 2000                                   1999
                                                                 ----                                   ----
NUMERATOR

   Income from continuing operations:
     Income from continuing operations: .................      $     552,467                           $   185,860
     Less:  Preferred dividends .........................               --                                     --
                                                               -------------                           -----------

     Income available to common stockholders
      used in basic EPS .................................            552,467       BASIC                   185,860

     Income available to common stockholders after
       assumed conversions of dilutive securities .......      $     552,467       DILUTED             $   185,860
                                                               =============                           ===========

Loss from extraordinary item ............................               --                             $  (277,000)
                                                               -------------                           -----------


DENOMINATOR

   Weighted average number of common shares
     outstanding - See schedule .........................          6,089,974       BASIC                 5,670,808

   Impact of potential common shares:
     Stock options and warrants .........................          1,307,255                               107,846
                                                               -------------                           -----------

   Weighted average number of common shares and
     dilutive potential common stock used in dilutive EPS          7,397,229       DILUTED               5,778,654
                                                               -------------                           -----------

BASIC EPS

   Income from continuing operations ....................      $        0.09                           $     0.03
   Extaordinary Item ....................................               0.00                                (0.05)
                                                               -------------                           -----------
                                                               $        0.09                           $     (0.02)
                                                               =============                           ===========

DILUTED EPS

   Income from continuing operations ....................      $        0.07                           $      0.03
   Extraordinary Item ...................................               0.00                                 (0.05)
                                                               -------------                           -----------
                                                               $        0.07                           $     (0.02)
                                                               =============                           ===========


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                             NINE MONTHS ENDED
                                                                   JUNE 30,
                                                           ----------------------
                                                             2000           1999
                                                             ----           ----
CALCULATIONS

   1.  Stock Options

        Treasury Stock Method Applied to Stock Options
        Sale of common stock
           Total options and warrants outstanding ....       2,577,375       486,800
            Average price ............................      $     1.36      $   0.87
                                                            ----------      --------

                           Total .....................      $3,517,719      $423,400
                                                            ----------      --------

        Repurchase of common stock
           Proceeds ..................................      $3,517,719      $423,400
            Average stock price ......................      $     2.77      $   1.12
                                                            ----------      --------

            Shares repurchased .......................       1,270,120       378,954
                                                            ----------      --------

        Net increase in shares
            Shares sold ..............................       2,577,375       486,800
            Shares repurchased .......................       1,270,120       378,954
                                                            ----------      --------

            Increase in shares .......................       1,307,255       107,846
                                                            ==========      ========



                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


      Computation of Weighted Average Number of Common Shares Outstanding

                        NINE MONTHS ENDED JUNE 30, 2000
                     --------------------------------------

                                                                       Weighted
    Dates                                   Shares     Fraction of     Average
 Outstanding                             Outstanding     Period        Shares
 -----------                             -----------     ------        ------

October through November ...............   6,101,641      2/9         1,355,920
Purchase of treasury stock .............      10,000
                                           ---------
December through January ...............   6,091,641      2/9         1,353,698
Purchase of treasury stock .............       5,000
                                           ---------
February ...............................   6,086,641      1/9           676,293
Purchase of treasury stock .............       2,500
                                           ---------
March ..................................   6,084,141      4/9         2,704,063
                                                                      ---------
Weighted Average Shares ................                              6,089,974
                                                                      =========


                        NINE MONTHS ENDED JUNE 30, 1999
                     --------------------------------------

                                                                       Weighted
    Dates                                   Shares     Fraction of     Average
 Outstanding                             Outstanding     Period        Shares
 -----------                             -----------     ------        ------

October through November ............... 4,798,141        2/9         1,066,254

Common stock issued in connection with
     conversion of private placement
     debt in December .................. 1,108,000
                                         ---------
December  through February ............. 5,906,141        3/9         1,968,714

Common stock issued in connection with
     conversion of Class B warrants ....    22,000
                                         ---------

March thru May ......................... 5,928,141        3/9         1,976,047

Commom stock issued in connection with
    conversion of Class B warrants .....    10,000
                                         ---------
June ................................... 5,938,141        1/9           659,793
                                                                      ---------
Weighted Average Shares ................                              5,670,808
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

         The following discussion and analysis compares the results of the Company's continuing operations for the Three and Nine Months ended June 30, 2000, and the Three and Nine Months ended June 30, 1999.

THREE MONTHS ENDED JUNE 30, 2000 (THE "2000 QUARTER") COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 (THE "1999 QUARTER")


         The 2000 Quarter reflected a net loss of $35,400 compared to net income of $72,100 in the 1999 Quarter. Basic and diluted earnings per share from continuing operations decreased to a loss of $0.01 in the 2000 Quarter from a income of $0.01 in the 1999 Quarter.

REVENUES.

         Net sales decreased $348,600 (9%) to $3,473,000 in the 2000 Quarter, from $3,821,600 in the 1999 Quarter. The Company's domestic sales increased $812,000 while its European sales decreased $1,160,600. The decrease in revenues outside the U.S. (Europe and Asia) is attributable to lower orders from the Company's major customer.

OPERATING INCOME.

         Consolidated pretax income from continuing operations decreased by $179,300, to a loss of $59,000 in the 2000 Quarter from $120,300 in the 1999
Quarter. Sales decreased $348,600 resulting in a reduction in gross margin of $66,000. Gross margin percentage increased from 29% to 30% in the 2000 quarter partially offsetting the impact of lower sales. In addition, the Company incurred and accrued non-recurring expenses of $187,000, in connection with the relocation of its South Bend, Indiana and New York offices to Pompano Beach, Florida.

         Selling expenses increased $201,000 (49%) from $408,300 in the 1999 Quarter to $609,300 in the 2000 Quarter due primarily to increased travel expenses, commissions, and recruiting fees. The ratio of selling expenses to net sales increased from 11% to 18%.

         General and administrative expenses decreased as a percentage of net sales to 9% in the 2000 Quarter from 15% in the 1999 Quarter and the dollar amount of expenses decreased $229,700 (41%) to $328,900 in the 2000 Quarter from $558,500 in the 1999 Quarter. The decrease is primarily related to reductions in professional fees and bonuses.

         The Company incurred $187,000 in relocation costs relating to the consolidation of its offices into a single office in Pompano Beach Florida. There was no such amount in the comparable quarter of the prior year.

OTHER INCOME (DEDUCTIONS).

         Total interest expense increased $6,200 to $31,600 in the 2000 Quarter from $25,400 in the 1999 Quarter due to higher interest rates. Interest income and other income-net increased $59,400 to $50,700 in the 2000 Quarter from a net expense of $8,700 in the 1999 Quarter. The increase resulted from higher earnings on invested funds, the sale of certain assets no longer needed, and non-recurring refunds.

INCOME TAXES.

         The provision for income taxes decreased by $71,700 due to a decrease in pretax profits of $179,300 in the 2000 Quarter from the comparable period in the 1999 Quarter. The effective tax rates for the 2000 and 1999 Quarters were 40%.


NINE MONTHS ENDED JUNE 30, 2000 (THE "2000 PERIOD") COMPARED TO NINE MONTHS ENDED JUNE 30, 1999 (THE "1999 PERIOD")

         The 2000 Period reflected a net income of $552,500 compared to a net loss of ($91,100) in the 1999 Period. In the 1999 Period, operations generated net income of $185,900 prior to the extraordinary non-cash charge of $277,000 (described below) from continuing operations. Accordingly, the increase in net income from continuing operations was $366,600. Basic earnings per share from continued operations increased to $.09 in the 2000 Period from $0.03 in the 1999 Period, while diluted earnings per share from continuing operations increased to $.07 in the 2000 Period from $0.03 in the 1999 Period.

REVENUES.

         Net sales increased $1,093,400 (10%) to $12,513,700 in the 2000 Period,
from $11,420,300 in the 1999 Period. The increase is attributable to growth in business from both domestic and European geographic segments, which increased $689,000 and $404,400, respectfully.


OPERATING INCOME.

         Consolidated pretax income from continuing operations increased by $444,300 from a profit of $309,800 in the 1999 Period, to $754,100 in the 2000 Period.

         The increase in pretax profits relates to increases in revenues, described above, coupled with improved gross margin percentage. Gross profit increased $812,700 from $3,318,200 to $4,130,900 in the 2000 Period, while the gross margin percentage increased from 29% in the 1999 Period to 33% in the 2000 Period. The higher gross margin percentage is largely a result of higher revenues without the fixed cost component of a manufacturing facility.

         Selling expenses increased $389,500 (34%) from $1,160,500 in the 1999 Period to $1,550,000 in the 2000 Period due primarily to increases in travel expenses, commissions, consulting and professional fees for recruiting new sales staff, offset by lower advertising and bonuses. The ratio of selling expenses to net sales increased to 12% from 10%.

         General and administrative expenses decreased as a percentage of net sales, to 12% in the 2000 Period from 16% in the 1999 Period, and the dollar amount of expenses decreased $229,200 (12%) to $1,635,000 in the 2000 Period from $1,864,300 in the 1999 Period. This decrease is primarily the result of lower professional fees, bonuses, expenses, and telephone costs.

         The Company incurred $187,000 in relocation costs relating to the consolidation of its offices into a single office in Pompano Beach Florida. There was no such amount in the prior year.


OTHER INCOME (DEDUCTIONS).

     Total interest expense decreased by $2,200 to $95,500 in the 2000 Period from $97,700 in the 1999 Period. Lower borrowings resulting from better collections were offset by higher interest rates. Interest and other income-net decreased $23,200 to $90,800 in the 2000 period from $114,000 in the 1999 Period. The decrease is primarily related to the sale of certain miscellaneous assets in the 1999 Period, which were no longer required as a result of the shutdown of the South Bend manufacturing facility.


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


INCOME TAXES.

         The provision for income taxes increased by $77,700 due to an increase in pretax profits in the 2000 Period from the comparable period in 1999 Period. The effective tax rates for the 2000 and 1999 Periods were 27% and 40%, respectively. No tax benefit was recorded during the 1999 Period relating to the extraordinary interest charge as it was not deductible for income tax purposes. The lower rate in the 2000 Period is the result of a reduction in the valuation allowance established for deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES.

         In the 2000 Period, $243,800 of cash was generated by operating activities. Funds were generated from net income of $552,500, collections of accounts receivable of $973,400, inventory reductions $181,300 plus the non-cash impact of deferred tax asset reductions $201,600, depreciation and amortization $105,100; these were offset by payments on accounts payable, accrued expenses and severance totaling $1,828,100.

         Net investing activities in the 2000 Period used cash of $447,500. The Company collected $201,600 of notes receivable, which arose from the sale of its discontinued operations in 1997 and provided $428,700 in additional loans to officers, net of collections, and expended $220,400 for new assets.

         Financing activities in the 2000 Period used cash of $249,550. Funds were used to repay the bank credit line, $185,900, pay debt costs of $9,200, and purchase 17,500 shares of the Company's stock in open market transactions for $54,500.

         In January, 2000 the Company obtained a $5.0 million credit line with a new bank to accommodate its growth, and terminated its former credit arrangement. The new credit line expires March 31, 2001 and is renewable annually. This credit facility has no borrowing formula limitations or specific covenants as did the former credit line. However a mandatory 30-consecutive-day period, in which there are no outstanding borrowings, is required along with continued reasonable business performance. On February 1, 2000 the Company repaid its outstanding balance at the former bank with the proceeds from initial borrowings under the new credit line. The new credit line provides for cash and direct borrowings up to $3.0 million and letters of credit and acceptances of $2.0 million. The line bears interest at the prime rate in effect from time to time plus three quarters of one percent. The Company secured the line of credit with all of its assets and those of Koszegi. At June 30, 2000, the Company was indebted to the bank in the amount of $810,000. However, subsequent collections of accounts receivable enabled the Company to pay the loan in full on July 25, 2000.

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

         The Company determined that for managerial and cost efficiencies it would close and consolidate its New York and South Bend offices into one office in Deerfield Beech, Florida. The consolidation is expected to occur during the third and fourth fiscal quarters. During the third quarter ended June 30, 2000 the Company incurred and/or reserved for costs which equated to approximately $187,000. The Company intends to sell its building in South Bend, Indiana (which it had recently renovated, as described above) and has accordingly established a brokerage relationship to effect such sale. Market comparisons currently indicate that the fair market value of the building and land is equal to, or greater than its net book value. The property became available during the first week of August, 2000.

         The Company extended ninety (90) day, unsecured loans to two of its officers/directors which bear interest at the prime rate in effect from time to time, plus three quarters of one percent. One note, provided on December 16, 1999 in the amount of $40,000, was extended at the discretion of the Company and paid in full, with accrued interest, on June 29, 2000 in the amount of $42,000. The second note in the amount of $370,000 was issued on April 24, 2000, and subsequently the Company obtained the right to file a mortgage and lien against the property, as well as a pledge of 350,000 shares of Forward Industry common stock as additional security. In August, 2000 approximately $60,000 of this note was repaid. The Company extended the remaining loan sixty (60) days, through September 28, 2000. The loans were made from the Company's existing cash position.

         The Company did incur long-term debt in the 2000 Period in the form of capitalized lease obligation of $118,000, which is being paid over a five-year period.

DEFERRED INCOME TAXES.

         The Company's balance sheet at June 30, 2000 includes $1,212,400 of deferred income taxes as an asset. The Company was profitable in the 2000 Period and, in fiscal year 1999 and in fiscal year 1998 before restructuring charges associated with the non-recurring costs of the shutdown of its South Bend plant. However, to the extent that the Company's operations may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at June 30, 2000, the Company's stockholder's equity at such date of $5,622,600 would have been reduced by $1,212,400 to a stockholder's equity of $4,410,200 and the Company's working capital at June 30, 2000 would have been reduced by $502,600 from $4,057,100 to $3,554,500.

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

       None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company held its Annual Meeting of Stockholders on May 31, 2000. The following matters were voted upon at the Annual Meeting of Shareholders:

    1.  Election of a Board of Directors.

                                           Number of Shared Voted
                                       --------------------------------
             Name                         For        Against   Abstain
             ----                         ---        -------   -------
   Jerome E. Ball ................      5,088,055      9,692      --
   Theodore H. Schiffman..........      5,088,055      9,692      --
   Michael Schiffman .............      5,088,055      9,692      --
   Samson Helfgott ...............      5,088,055      9,692      --
   Norman Ricken .................      5,088,055      9,692      --
   Noah Fleschner ................      5,088,055      9,692      --

    2. Ratification of the appointment of Patrusky, Mintz & Semel as the independent auditors and accountants for the Company for the year ending September 30, 2000.

                              Number of Shares
                 ------------------------------------------
                     For           Against       Abstain
                     ---           -------       -------
                  5,055,685        11,352         30,710


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

Dated:  August 11, 2000
                                            FORWARD SYSTEMS, INC.
                                                (Registrant)

                                            By: /s/  Philip B. Kart
                                            --------------------------------
                                            PHILIP B. KART
                                            Principal Financial Officer