Form 10KSB
period 2000-09-30
FORWARD INDUSTRIES INC
filed 2000-12-28
CIK 38264

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934:

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934:

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-6669

                            FORWARD INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

                  NEW YORK                                 13-195072
      (State or other jurisdiction of         (I.R.S. Employer Identification No.)
       incorporation or organization)

 1801 GREEN ROAD SUITE E. POMPANO BEACH, FL                  33064
  (Address of principal executive offices)                 (Zip Code)

                                 (954) 360-6420
                (Issuer's Telephone Number, including Area Code)

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The issuer's revenues for its most recent fiscal year were: $14,410,035.

    The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was:

    Approximately $5,901,616 based on the average of the closing bid price ($.97) and closing asked price ($.94) as reported on the NASDAQ SmallCap Market on December 21, 2000.

    As of December 21, 2000, 6,084,141 Shares of the issuer's Common Stock, $.01 par value were outstanding.

    Transitional Small Business Disclosure Format: Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. SEE "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" CONTAINED IN
PART II, ITEM 6 OF THIS REPORT.

ITEM 1--DESCRIPTION OF BUSINESS

GENERAL

    Forward Industries, Inc. (together with its subsidiaries, unless the context requires otherwise, "Forward" or the "Company") was incorporated in 1961 under the laws of the State of New York. For several years prior to the Company's 1989 acquisition of Koszegi Industries, a manufacturer of soft-sided carrying cases (see "Products"), the Company's sales were approximately equally divided between those of vinyl advertising specialties and loose-leaf ring and post binders; both were manufactured by the Company. During recent years, Koszegi Industries (the carrying case business) progressively became the more significant division of the Company's operations. In September 1997, the Company sold its assets relating the production of advertising specialties and ceased operating that portion of its business, to focus on the carrying case business.

    The Company had been producing soft-sided carrying cases in its South Bend, Indiana manufacturing plant and overseas through contract-manufacturers. However, with the general increase in carrying case production occurring in the Asian market, the Company established an alternative source of domestic production, thereby enabling the Company to close its manufacturing operation in South Bend on February 28, 1999 and eliminate the related costs of domestic manufacture. See "Production and Materials."

    The Company consolidated its sales and customer service operations from South Bend, Indiana, and its executive offices from Westbury, New York, to a new office at 1801 Green Road in Pompano Beach, Florida in July of 2000.

PRODUCTS

    CUSTOM CARRYING CASES. The Company designs and markets custom soft-sided carrying cases, bags, and clips from leather, nylon, vinyl and other synthetic fabrics (the "carrying cases business") through its wholly-owned subsidiary, Koszegi Industries, Inc. ("Koszegi"). These carrying cases and bags are utilized for transporting portable electronic products such as cellular telephones, medical instruments, computers, and other hand held devices. The carrying cases business accounted for all of the Company's net sales in the fiscal years ended September 30, 2000 and September 30, 1999 ("Fiscal 2000" and "Fiscal 1999", respectively). Since its acquisition of the carrying case business in 1989, the Company has concentrated its marketing and development efforts on original equipment manufacturers in the communications (principally cellular telephones), computer and medical instrumentation industries. In April 1995, the Company expanded its product line to include laptop/notebook computer cases marketed for general retail distribution under the Terrapin-TM- brand name. See "Marketing and Distribution."

MARKETING AND DISTRIBUTION

    CUSTOM CARRYING CASES. The Company markets its custom carrying cases to original equipment manufacturers, principally in the communications, medical and testing and measurement equipment industries. Such cases are manufactured to customer specifications and usually bear the customer's identifying logo imprint. During Fiscal 2000, approximately 20% of the Company's sales were made through five independent sales representative organizations that receive a commission averaging 5% of the net sales made by them. The balance of sales were made by Company personnel. In Fiscal 2000 and Fiscal 1999, approximately 55% and 70% of sales, respectively, were made to customers outside of the United States (approximately 30% in Fiscal 1998). Since Fiscal 1998 the Company has emphasized its marketing efforts outside the United States and expects that those sales will continue as the greater percentage of its business in the near term. The Company has no long-term agreements with any of its customers. One of the Company's customers, together with its respective international affiliates, accounted for approximately 50% of the Company's sales in Fiscal 2000, down from 60% in Fiscal 1999. Another of the Company's customers, together with its respective international affiliates, accounted for approximately 17%, of the Company's net sales during Fiscal 2000. The loss of these customers would have a material adverse effect on the Company. In order to reduce its reliance upon major customers, whose orders may vary substantially from period to period depending upon the success of their products utilizing the Company's carrying cases, the Company is seeking to increase and diversify its customer base, particularly in Asia and Europe. The Company presently has approximately 140 active customers.

    COMPUTER CASES. In April 1995, the Company commenced marketing a line of notebook computer carrying cases to retailers and consumers under the Terrapin-TM- brand name. These cases, which are manufactured in nylon, leather and hard-shell thermoformed materials, provide storage space for a computer and related items and may be utilized as a "portable office" by the computer user. Although sales of the Terrapin-TM- products have not met expectations, management believes that the growth of the notebook computer market offers it an opportunity to diversify its product line, and to establish a brand identity for its products under the Terrapin-TM- name. The target sales areas for this line are large retail chain computer outlets, large, direct mail order houses small computer equipment manufacturers and resellers, and original equipment manufacturers. The Company also redirected its strategic selling efforts for its Terrapin-TM- computer case line through the Internet. It announced the launch of a brand store at Egghead Inc. "Egghead" (formerly Onsale) through which its cases have been offered for sale online. Egghead is a leading on-line retailer providing cost-competitive prices and service through the Internet. The Company intends to renew the Terrapin-TM- trademark which it holds through December 31, 2002.

    CREDIT RISK. The Company sells its products on credit terms customary in the industry, and has not had significant credit problems with its customers. At September 30, 2000, three of the Company's largest customers and their international affiliates accounted for approximately 70% of the Company's accounts receivable, a single customer accounting for approximately 80% at September 30, 1999. Any failure of such customers to pay the sums they owe to the Company when due would have a material adverse effect on the Company.

PRODUCTION AND MATERIALS

    The principal materials used in the manufacture of the Company's products are vinyl, nylon, leather, metal and plastic parts (such as clips, buckles, loops, and hinges and other hardware), foam padding and cardboard, all of which are obtained according to the Company's specifications from domestic and foreign suppliers. The Company does not have any long-term agreements with any supplier; however, there are adequate available alternative sources of supply for all of its materials.

    Manufacturing of custom carrying cases generally consists of die cutting fabrics, principally leather and vinyl, heat sealing, gluing, sewing, and decorating (affixing logos) by means of silk screening, hot-stamping, embroidering, or embossing.

    In order to achieve lower production costs for its products and to enable the Company to increase its production capacity without incurring significant capital costs for expanded facilities and equipment, the Company has, since 1992, utilized foreign contractors to manufacture its carrying cases to the extent practicable. Such foreign contractors produced more than 90% of the Company's carrying cases in Fiscal 2000. The Company does not have written agreements with any of such contractors to continue to supply the Company with finished product.

    During recent years, production at the Company's South Bend, Indiana manufacturing facility declined due to cost competition from overseas suppliers. As a result, the Company was no longer able to maintain this facility profitably due to under-utilized capacity at the plant. In September 1998, the Company announced it would close its domestic manufacturing operations by February 28, 1999. It also announced that production demands MedCovers Inc., in Raleigh, North Carolina, would produce requiring domestic manufacture under contractual agreement between the two parties. A second contract manufacturer was added during Fiscal 1999 to support domestic production. The Company sold to MedCovers Inc. specialized equipment utilized in the manufacture of its products and provided training in aspects of its production. The Company used MedCovers Inc. in Fiscal 2000 to augment its domestic production needs.

    During Fiscal 2000, one of the Company's foreign contractors produced approximately 30% of the Company's carrying cases, approximately 40% and 45% in Fiscal 1999 and Fiscal 1998, respectively. The failure of such contractor to continue to supply the Company with product would have a material adverse effect on the Company. The Company has expanded the number of foreign contractors it uses to reduce such reliance. Currently, there are four such foreign contractors regularly producing products for the Company.

    In order to assure that product manufacturing by foreign contractors meets the Company's standards, the Company maintains a quality control inspection facility in Hong Kong. This facility inspects all outsourced production and during Fiscal 1999, received ISO 9002 quality certification.

    All of the custom carrying cases are manufactured to customer order. The Terrapin-TM- products have, to date, been manufactured for inventory. Products are shipped to customers by common carrier.

COMPETITION

    The business in which the Company engages is highly competitive. There are competitors which are substantially larger than the Company and have greater financial and other resources. In the production of carrying cases for original equipment manufacturers, the Company competes with approximately 1,500 United States and foreign producers. Management believes that the Company maintains its competitive position through maintenance of an extensive line of products, design capability, competitive pricing policies, reliable product delivery and quality.

EMPLOYEES

    At September 30, 2000, the Company had approximately 29 full-time employees, of whom 4 are employed in executive capacities, 6 are employed in administrative and clerical capacities, 15 are employed in sales and sales support capacities and the balance in quality control and warehouse capacities. From time to time, use is made of full-time temporary workers, there were 10 such temporary workers at September 30, 2000, primarily as quality control inspectors in its Hong Kong quality control facility. The number of temporary employees varies, depending on production requirements. The Company considers its employee relations to be satisfactory.

ENVIRONMENTAL PROTECTION

    Compliance with Federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any material effect upon the capital expenditures, earnings or competitive position of the Company.

ITEM 2--DESCRIPTION OF PROPERTY

    The Company, through Koszegi, a wholly owned subsidiary, formerly leased manufacturing and office space at 702 South Chapin Street, South Bend, Indiana, (the "Chapin Street property"), on a net lease basis through February 28, 1999 at an annual rental of $204,000 plus real estate taxes thereon, which aggregated approximately $97,000 during Fiscal 1998, the Company's last full year at the premises, on an accrual basis. The lease was not renewed upon expiration. See "Production and Materials."

    The subsidiary owns a 7,000 square foot building at 713 Scott Street, South Bend, Indiana, (the "Scott Street property") which it purchased in 1990 for $125,000. The Company's sales, customer service and selected administrative staff occupied this space subsequent to the termination of its lease at the Chapin Street property until July 2000.

    In July 2000, operations at the Scott Street property, and the executive functions that were being performed in leased office space at 400 Post Ave, in Westbury, New York, were consolidated into leased office space located at 1801 Green Road, Suite E, in Pompano Beach, Florida. As a result of the consolidation, the Scott Street property was vacated and the Westbury, New York lease terminated. The Scott Street property is presently for sale.

    The Company, through a Hong Kong subsidiary, leases warehouse and office space in Hong Kong at which its quality control inspection facilities are located, at a monthly rental of approximately $7,500 (pursuant to a lease running through May 2002).

    The Company also rents on minor office space in Copenhagen, Denmark.

ITEM 3--LEGAL PROCEEDINGS

    On July 15, 1998, Hollco International Limited ("Hollco"), a former Asian contractor which manufactured custom carrying cases for the Company, commenced a claim against the Company in which it alleged that it was owed for cases which it manufactured under order from the Company. The Company asserted a counterclaim alleging offsets due to product defects and rejects and additional costs incurred by the Company. A consent order settling the matter was executed on November 7, 2000.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of stockholders in the fourth quarter for the fiscal year ended September 30, 2000.

                                    PART II

ITEM 5--MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    MARKET FOR THE COMMON STOCK. The principal market for the Company's Common Stock is the NASDAQ SmallCap Market. The Company's common stock is traded under the symbol "FORD". The following table sets forth the high bid and low bid quotations from the NASDAQ SmallCap Market, for the fiscal quarters set forth below. These quotations, and those for the Class B Warrants shown below, represent prices between dealers, do not include retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                                          COMMON STOCK
                                                            -----------------------------------------
                                                                FISCAL 2000           FISCAL 1999
                                                            -------------------   -------------------
                                                            HIGH BID   LOW BID    HIGH BID   LOW BID
                                                            --------   --------   --------   --------
First Quarter.............................................   $3.38      $2.00      $1.06      $ .63
Second Quarter............................................    3.97       2.88       1.81        .69
Third Quarter.............................................    3.13       1.50       1.81       1.00
Fourth Quarter............................................    2.25       1.00       3.56       1.25

    On December 21, 2000, the closing bid quotation for the Common Stock was $.94 per share.

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

                                                                        CLASS B WARRANTS
                                                            -----------------------------------------
                                                                FISCAL 2000           FISCAL 1999
                                                            -------------------   -------------------
                                                            HIGH BID   LOW BID    HIGH BID   LOW BID
                                                            --------   --------   --------   --------
First Quarter.............................................      --         --      $ .05       $.05
Second Quarter............................................      --         --        .10        .10
Third Quarter.............................................      --         --        .50        .13
Fourth Quarter............................................      --         --       1.06        .94

    HOLDERS OF COMMON STOCK. On December 7, 2000, there were approximately 220 holders of record of the Company's Common Stock.

    HOLDERS OF CLASS B WARRANTS. These Warrants expired on September 30, 1999. Prior to their expiration, holders converted substantially all of the Class B Warrants into Common Stock.

    DIVIDENDS. The Company has not paid any cash dividends since 1987 and does not plan to pay cash dividends in the foreseeable future. The payment of any future dividends will depend upon the Company's outstanding loan arrangements as well as its short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by the Company's Board of Directors.

    SALE OF UNREGISTERED SECURITIES. On December 4, 1997, the Company consummated a private offering (the "1997 Private Placement") of securities consisting of units ("Units"), each Unit comprised of (i) 30,000 shares of Common Stock, (ii) one warrant (a "Private Placement Warrant ") to purchase up to 30,000 shares of Common Stock at $4.00 per share and (iii) one unsecured convertible promissory note (a "Note") in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. A total of 55.4 Units were sold for $25,000 per unit, aggregating gross proceeds of $1,385,000. Included in the Units sold was $554,000 aggregate principal amount of debt. The debt was discounted by $333,408 and the discount amortized as interest expense over the lives of the notes. A commission of $169,000 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. On December 4, 1998, the Company exercised its option to convert all of such Notes into a total of 1,108,000 shares of Common Stock and Private Placement Warrants to purchase 1,662,000 shares of Common Stock, and paid interest which had accrued on such Notes of approximately $72,000. In connection with the conversion of the debt into equity, the Company recorded a non-cash interest charge of $220,592 to recognize the beneficial conversion feature associated with the conversion. Certain officers and directors of the Company participated in this transaction; see Item 12, "Certain Relationships and Related Transactions." The Private Placement Warrants expired on March 15, 1999.

ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT AS ITEM 7. THIS REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY CAUTIONS THAT FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION ON "RISK FACTORS."

    The following discussion and analysis compares the results of the Company's continuing operations for the fiscal years ended September 30, 2000, 1999 and 1998. The information and comparative data presented herein reflects the elimination of the Company's advertising specialties division (the "Advertising Specialties division").

TWELVE MONTHS ENDED SEPTEMBER 30, 2000 ("FISCAL 2000") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1999 ("FISCAL 1999").

NET INCOME

    The Company's net income decreased by approximately $754,800 to a net profit of $92,100 in Fiscal 2000 from a net profit of $846,900 in Fiscal 1999. Fiscal 1999 included a nonrecurring, non-cash, charge to earnings in the amount of $220,600 as described below. Basic earnings per share decreased from $.14 in Fiscal 1999 to $.02 in Fiscal 2000. Diluted earnings per share decreased from $.14 in Fiscal 1999 to $.01 in Fiscal 2000. The decrease in net income is due primarily to lower revenues as discussed below.

REVENUES

    Fiscal 2000 sales declined by approximately $6.1million (30%) to $14.4 million as compared to $20.5 million in Fiscal 1999. The sales decline occurred entirely in the fourth quarter of Fiscal 2000 and can be attributed to lower sales to the Company's largest customer and its affiliates. The customer accounted for approximately $7.2 million of sales in the fourth quarter of Fiscal 1999, as compared to $200,000 of sales in the fourth quarter of Fiscal 2000. Sales to this customer represented approximately 50% and 60% of the Company's revenue for the Fiscal 2000 and Fiscal 1999 respectively.

    The customer participates in the wireless telecommunications industry and demand for the Company's products can vary significantly depending on the customer's introduction of new products, production schedules and inventory levels. The Company believes that short-term variations from its single largest customer should not be viewed as indicative of a long-term trend and uneven demand for the Company's products is inherent in the customer's business. The Company has received new orders from this customer of approximately $2 million that it expects to ship in the first quarter of Fiscal 2001.

    The Company believes that it can level demand for its products, increase gross profit, and diversify its customer base by partnering with its major customers to actively market and distribute the Company's products via the customer's distribution channels. The company intends to vigorously pursue such opportunities.

INCOME FROM OPERATIONS

    Consolidated income from continuing operations before tax decreased by $1,522,600 to a profit of $131,700 in the Fiscal 2000 from a profit of $1,654,300 in Fiscal 1999. The decrease is directly related to the decline in sales as described above and the related decrease in gross margin.

    Gross profit decreased $1,771,700 to $4,473,700 in Fiscal 2000 from $6,245,400 in Fiscal 1999. The gross profit percent increased in Fiscal 2000 to 31%, up from 30%. The decrease in absolute dollars is attributable to the lower sales described above. The increase in gross margin percent is attributable to better prices obtained from the Company's foreign suppliers as a result of the Company's supplier diversification efforts.

    Selling expenses increased by $74,700 (4%) to $1,865,700 in Fiscal 2000 from $1,791,000 in the prior period. The ratio of selling expenses to net sales increased to 13% in Fiscal 2000 from 9% in the Fiscal 1999 due to lower sales.

    General and administrative expenses decreased by $574,900 (21%) in Fiscal 2000 from $2,800,000 in Fiscal 1999 to $2,225,100. The decrease is primarily attributable to performance related bonus expenses in the amount of $420,000 that were incurred in Fiscal 1999, whereas no such expenses were incurred in Fiscal 2000. As a percentage of sales, the general and administrative expenses increased to 15% in Fiscal 2000 from 14% in the prior period due to lower sales volume.

    In Fiscal 2000, the Company expensed relocation charges of approximately $251,100 associated with consolidating the South Bend, Indiana and Westbury, New York Offices. No similar amounts were incurred in Fiscal 1999.

OTHER INCOME (DEDUCTIONS)

    Total interest expense decreased by $233,300 to $104,300 in Fiscal 2000 from $337,600 in Fiscal 1999. The decrease was primarily caused by a non-cash, nonrecurring charge in the amount of $220,600 that was recorded as interest expense in Fiscal 1999. The charge represents the beneficial conversion feature associated with converting the Company's debt into equity in December of 1998.

INCOME TAXES

    In Fiscal 2000, the provision for income taxes decreased by $339,900 to $55,100 from $395,000 in Fiscal 1999 due to lower earnings.

TWELVE MONTHS ENDED SEPTEMBER 30, 1999 ("FISCAL 1999") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1998 ("FISCAL 1998").

NET INCOME

    The Company's net income increased from a net loss of $1,328,700 in Fiscal 1998 to a profit of $846,900 in Fiscal 1999, an increase of $2,185,600. Excluding a non-recurring, non-cash, interest charge of $220,600 in Fiscal 1999 described below. Basic and diluted earnings per share increased from a loss of $.29 to a profit of $.14 in Fiscal 1999.

REVENUES

    In Fiscal 1999 net sales increased $7,524,300 (58%) to $20,553,200, from $13,028,900 in Fiscal 1998. During the fourth quarter of Fiscal 1999, revenues were approximately $9.1 million, representing 44% of the total Fiscal 1999 revenues. The increase in revenues for this quarter, over the prior Fiscal 1998 fourth quarter, was attributable to demand from the Company's major customer that participates in the wireless telecommunications industry. The increase is attributable specifically to the Company's expansion efforts in its European operations and customer accounts.

OPERATING INCOME

    Consolidated income from continuing operations before tax increased by $2,917,000 to a profit of $1,654,300 in Fiscal 1999 from a loss of $1,262,700 in
Fiscal 1998. The increase related primarily to growth in sales as described above and the related increase in gross margin. In addition, during Fiscal 1998 the Company recorded two non-recurring charges to operations; the first, for $897,400 relates to restructuring charges associated with the shutdown of the Company's factory in South Bend, Indiana, and the second, for $350,000 for severance amounts payable to the Company's former Chief Executive Officer.

    Gross profit increased by $2,567,600 to $6,245,400 in Fiscal 1999 from $3,677,800 in Fiscal 1998. The gross profit percentage increased to 30% in Fiscal 1999 from 28% in Fiscal 1998. The increase in absolute dollars was attributable to higher sales described above, while the increase in margin percentage was attributable to the reduction in, the Company's fixed costs associated with the plant restructuring, which occurred in Fiscal 1998.

    Selling expenses increased by $351,300 (24%) to $1,791,000 in Fiscal 1999 from $1,439,700 in Fiscal 1998. However, the ratio of selling expenses to net sales declined to 9% in Fiscal 1999 from 11% in Fiscal 1998. The increase in selling expenses in absolute dollars was primarily the result of the Company's higher investment in the European sales effort, including salaries and manpower, travel expense, bonus based on performance, warehousing, rent and recruitment costs.

    General and administrative expenses decreased as a percentage of net sales to 14% in Fiscal 1999 from 17% in the 1998 Period, while the dollar amount increased $546,600 (24%) to $2,800,000 in Fiscal 1999 from $2,253,400 in Fiscal
1998. The increase in the general and administrative expenses related primarily to compensation associated with the Company's senior management, and particularly to bonuses, which were predicated on operating performance measures.

    Restructuring charges of $897,400 and officer's severance of $350,000 were incurred in the Fiscal 1998 in connection with the shutdown of the Company's South Bend, Indiana production facility. No similar amounts were incurred in Fiscal 1999.

OTHER INCOME (DEDUCTIONS)

    Total interest expense decreased by $192,200 to $337,600 in Fiscal 1999 from $589,000 in Fiscal 1998. The decrease was due to lower interest rates, lower outstanding bank borrowings due to improved collections of accounts receivable, conversion of notes payable into common stock in Fiscal 1999 as discussed below, and the repayment of the mortgage on the Company's building in December, 1997.

    Interest and other income--net decreased by $839,500 in Fiscal 1999 from income of $766,400 in Fiscal 1998 to the expense of $73,100. The Company recorded a pretax gain on the sale of its Brooklyn, New York building of approximately $669,000 in Fiscal 1998, accounting for the primary portion of the difference.

INCOME TAXES

    In Fiscal 1999 the provision for income taxes increased by $114,900 to $395,000 from $280,100 due to higher earnings, and was offset, in part, by a reduction in the valuation allowances for deferred tax assets. The effective tax rate for Fiscal 1999 was 26%.

CONVERSION OF PROMISSARY NOTES INTO COMMON STOCK

    On December 4, 1998 the Company converted $554,000 of its promissory notes into 1,108,000 shares of its common stock. In connection with this conversion, the Company recorded a non-cash, interest charge of approximately $220,600. This amount represents a beneficial conversion feature and was calculated as the difference between the price at which the Company converted such shares, ($.50) and the market price of the Company's stock on the date the debt was issued ($1.81 weighted averaged), aggregated by the total shares issued. Current accounting rules limit the amount of the beneficial conversion feature to the face value of the notes ($554,000), less the amount of discount on the notes previously recognized ($333,400).

LIQUIDITY AND CAPITAL RESOURCES

    In Fiscal 2000, $715,800 of cash was generated by operating activities. This increase in operating funds resulted primarily from increased collection of accounts receivable of $2,675,800, and $135,000 of in lower inventory levels and $92,100 in income. Offsetting these amounts was a decrease in accounts payable of $1,516,600 and a decrease in accrued liabilities of $795,300. Credit terms to customers are generally net thirty days from shipment of a product. In certain situations, however, the Company may warehouse inventory at customer specified locations to expedite delivery and invoice the customer upon issuance from the warehouse.

    Net investing activities in Fiscal 2000 used cash of $385,900. The Company collected $210,900 of notes receivable but that amount was entirely offset by loans to officers, net of collections on those loans, of $334,700 and the purchase of property plant and equipment of $262,600.

    Financing activities in Fiscal 2000 used cash of $709,500. Funds were used for repayment of short term borrowings in the amount of $995,900 and the repurchase of 17,500 shares of the Company's Common Stock in open market transactions, aggregating a cost of $54,500. Offsetting these amounts were additional borrowings under the Company's line of credit in the amount of $350,000.

    In January 2000, the Company established a new credit facility with a bank that provides for a maximum line of credit of $5 million, including letters of credit. On February 1, 2000 the direct borrowings and acceptances from a former credit facility were repaid from funds received under the new agreement. The new line is renewable annually at the discretion of the bank that expires on March 31, 2001. There is no formula which limits the borrowings, and there are no restrictive covenants, as in the prior credit facility. However, the Company is required to eliminate borrowings for thirty consecutive days, of the Company's choosing, each year and is required to maintain operating performance which is acceptable to the bank. The Company completed the thirty-day period in August

2000. The credit facility bears interest at the prime rate in effect from time-to-time plus three quarters of one percent. At September 30, 2000, $350,000 was outstanding in direct borrowings; there were no outstanding obligations under letters of credit.

    In July 2000, the Company moved and consolidated its operations from South Bend, Indiana and Westbury, New York to Pompano Beach, Florida. The Company believes the move will streamline its operations and reduce its cost structure over time. In conjunction with the move, the company expensed approximately $251,000 associated with establishing this new office, including severance payments to employees who did not relocate. Funds were paid from existing cash or cash generated by operations.

    The Company did not incur any other long-term debt in Fiscal 2000. At September 30, 2000, the Company had no long-term debt and all installment notes and capital lease payments due were made on a timely basis.

DEFERRED INCOME TAXES

    The Company's balance sheet at September 30, 2000 includes $1,344,000 of deferred income taxes as an asset. The Company was profitable in Fiscal 2000 and in Fiscal 1999. However, to the extent that the Company's operations may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at September 30, 2000, the Company's stockholder's equity would have been reduced by $1,344,000 to a stockholder's equity of $3,818,300 and the Company's working capital at September 30, 2000 would have been reduced by $135,000 from $3,155,100 to $3,020,100.

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

DEPENDENCE ON SIGNIFICANT CUSTOMERS.

    The Company currently has certain customers for its carrying cases that account for a significant percentage of the Company's business. In Fiscal 2000, one of the Company's customers, together with its international affiliates, accounted for approximately 50% of the Company's sales. In Fiscal 1999, the same customer accounted for approximately 70% of the Company's sales. The loss of the single largest customer (whether as a result of such customer purchasing its requirements from another manufacturer, deciding to manufacture its own carrying cases or eliminating the inclusion of carrying cases with its product) would have a material adverse effect on the Company.

CONCENTRATION OF CREDIT RISK.

    While the Company has not experienced significant losses by having extended credit to its customers, at September 30, 2000, one customer and its international affiliates accounted for approximately 40% of the Company's accounts receivable. The same customer accounted for approximately 70% of the Company's accounts receivable at September 30, 1999. The failure of this customer to pay the Company such amounts when and as due would have a material adverse effect on the Company.

DEPENDENCE ON FOREIGN MANUFACTURERS.

    Substantially all of the Company's products are manufactured in China. The Company does not have any written agreements with any of such contractors to continue to supply the Company with finished product. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in the countries in which the Company operates. Among other risks, the Company's operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. The Company's reliance on third parties involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity and potential misappropriations of the Company's intellectual property.

POSSIBLE INABILITY TO REALIZE BENEFIT OF DEFERRED INCOME TAX ASSETS.

    The Company's balance sheet at September 30, 2000 included deferred income taxes of $1,344,000 as an asset. The Company was profitable in Fiscal 2000 and in Fiscal 1999. However, to the extent that the Company's operations may not be profitable in future periods, the Company will not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at September 30, 2000, the Company's stockholder's equity at such dates of would have been reduced by $1,344,000 from $5,162,300 to a stockholder's equity of $3,818,300 and the Company's working capital at September 30, 2000 would have been reduced by $135,000 from $3,155,100 to $3,020,100.

    Given the significance of the Company's deferred tax assets, the failure of the Company to realize the benefit of its deferred tax assets would have a material adverse effect on the Company's working capital and net worth. The Company believes that it will generate sufficient revenues and income to use the deferred tax asset.

INTENSE COMPETITION AND EASE OF ENTRY.

    There is intense competition in the sale of carrying cases. Since no significant proprietary technology is involved in the production of the Company's products, others may enter the business with relative ease to compete with the Company.

RELIANCE ON KEY PERSONNEL.

    The Company is highly dependent on the personal efforts and services of Jerome E. Ball, Chairman and Chief Executive Officer and Michael Schiffman, President. The Company has an employment agreement with Jerome E. Ball which expired September 30, 2000. The Company is presently in negotiations with Mr. Ball to renew his contract. Michael Schiffman's contract expires September 30, 2001. The business of the Company would be materially and adversely affected if the Company lost the services these individuals. The Company does not have key person life insurance as to these individuals.

ABSENCE OF CASH DIVIDENDS.

    The Company has not paid any cash dividends since 1987. The payment of future cash dividends by the Company, if any, will depend upon the Company's short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by the Company's Board of Directors. The Company does not anticipate that cash dividends will be paid in the foreseeable future.

CONTROL BY INSIDERS.

    Members of the Board, including the Company's Chief Executive Officer, Chairman-Emeritus, and President, and its Secretary, directly or indirectly, beneficially own 2,438,507 shares of Common Stock, aggregating approximately 31% of the issued and outstanding capital stock of the Company. By virtue of their ownership of such Common Stock, such executive officers and directors or their affiliates may, collectively, be deemed to control the Company through the exercise of sufficient voting power to effectively control, or, at least, exercise a significant influence upon, the election of the Company's Board, direct the appointment of the Company's officers and, in general, significantly influence the outcome of any corporate transaction or other matter submitted to the Company's stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets, and to prevent or cause a change in control of the Company.

EFFECT OF OUTSTANDING OPTIONS AND WARRANTS.

    As of December 21, 2000, 2,297,125 shares of Common Stock, or an additional 38% of the outstanding Common Stock, are issuable upon the exercise or conversion of such securities at prices ranging from $1.10 to $3.25 per share. In November 1996, the Company's Board adopted, and in August 1997, the Company's stockholders approved, the Company's 1996 Stock Incentive Plan (the "Plan"), pursuant to which up to 8,000,000 shares of Common Stock may be issued to officers and employees of the Company upon the exercise of incentive stock options and nonqualified stock options. Options (including vested and non-vested options) to purchase up to 1,917,125 shares of Common Stock, included in the figure above, have been granted under the Plan as of December 7, 2000. The terms on which the Company may obtain additional financing during the respective terms of these stock options and warrants may be adversely affected by their existence. The holders of such stock options and warrants may exercise such securities at a time when the Company might be able to obtain additional capital through a new offering of securities or other form of financing on terms more favorable than those provided by such stock options and warrants.

POTENTIAL ANTI-TAKEOVER MEASURES.

    The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board of Directors has the authority, without stockholder approval, to issue preferred stock in one or more series and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. The ability of the Company to issue the authorized but unissued shares of preferred stock could be used to impede takeovers of the Company. Under certain circumstance, the issuance of the preferred stock would make it more difficult for a third party to gain control of the Company, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock. Such provisions may discourage attempts to acquire the Company.

RISKS OF LOW-PRICED STOCKS.

    The Securities and Exchange Commission (the "Commission") has adopted regulations that define a "penny stock" as any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Unless exempt, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Additionally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing penny stock restrictions will not apply to the Company's securities if such securities continue to be listed on the Nasdaq SmallCap Market, as to which there can be no assurance, and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. In any event, even if the Company's securities were exempt from such restrictions, it would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934 (the "Exchange Act") which gives the Commission the authority to prohibit any person engaged in unlawful conduct while participating in a distribution of penny stock from associating with a broker-dealer or participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were to be removed from listing on the Nasdaq SmallCap Market or otherwise become subject to the existing rules on penny stocks, the market liquidity for the Company's securities could be severely adversely affected.

RISK OF LOSS OF LISTED STATUS OF COMMON STOCK ON THE NASDAQ SMALLCAP MARKET.

    The National Association of Securities Dealers' listing requirements require, among other things, that all issuers of securities listed on the Nasdaq SmallCap Market maintain a continued minimum bid price per share of such securities of $1.00. The per share price of the Company's Common Stock as of December 21, 2000 was $.97. There can be no assurances that the per share price of the Company's Common Stock will remain above $1.00. A consequence of the failure to maintain a bid price per share of $1.00 may be the de-listing of the Common Stock from the Nasdaq SmallCap Market, which may have a material adverse effect on the market value of the Common Stock and on the ability of the Company to obtain additional financing.

FUTURE SALES OF COMMON STOCK.

    Of the 6,084,141 shares of Common Stock currently outstanding, approximately 26% of such shares are "restricted stock" as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and under certain circumstances may be sold without registration pursuant to such rule. The Company is unable to predict the effect that sales made under Rule 144, or otherwise, may have on the then prevailing market price of the Company's securities although any future sales of substantial amounts of securities pursuant to Rule 144 could adversely affect prevailing market prices.

FOREIGN SOURCES OF SUPPLY.

    Substantially all of the Company's products are manufactured in China. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in the countries in which the Company operates. Among other risks, the Company's operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

HONG KONG--TRANSFER OF SOVEREIGNTY.

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

ITEM 7--FINANCIAL STATEMENTS

    The financial statements and notes thereto can be found beginning with the "Index to Financial Statements", following Part III of this annual report on Form 10-KSB.

ITEM 8--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 9--DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

    The directors and executive officers of the Company as of December 7, 2000 are as follows:

NAME                            AGE      POSITION WITH THE COMPANY
----                          --------   -------------------------
Jerome E. Ball *............     65      Chief Executive Officer and Chairman of the Board (1)

Theodore H. Schiffman.......     67      Chairman Emeritus

Michael Schiffman...........     35      President, Chief Operating Officer and Director (2)

Noah Fleschner *............     64      Director

Samson Helfgott *...........     61      Director

Norman Ricken *.............     64      Director

Lawrence Mannes.............     64      Executive Vice President(3)

Douglas Sabra...............     41      Chief Financial Officer and Vice President(4)

Stephen Schiffman...........     31      Secretary and Vice President of Marketing and Sales for
                                         Terrapin

------------------------

*   Member of the Audit Committee.

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

(3) Lawrence Mannes was appointed Executive Vice President of the Company effective August 1, 2000.

(4) Douglas Sabra was appointed Chief Financial Officer of the Company effective September 15, 2000. Phillip B. Kart served as the Company's Chief Financial Officer prior to Mr. Sabra's appointment.

    Each of the directors holds office until the next annual meeting of stockholders and until his successor has been duly elected and qualified.

    JEROME E. BALL became Chief Executive Officer and Vice Chairman of the Board effective October 1, 1998 and became Chairman of the Board in April 1999. Before joining the Company, Mr. Ball served as Chairman and Chief Executive Officer of George Arzt Communications, a full service public relations firm. Prior to that, Mr. Ball had been president of Balson-Hercules Group, a textile manufacturing company which was sold to a Canadian Stock Exchange listed company, Consoltex Group, Inc., Ltd., where he served until 1996.

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

    MICHAEL SCHIFFMAN has been employed by the Company in various capacities since 1985 and became a director in April 1992. Mr. Schiffman was employed as a salesman for the Company's advertising specialties products in 1985. He became marketing manager for such products in 1987 and, following the acquisition of the custom carrying case business in 1989, was appointed General Manager of that division. Mr. Schiffman has been the Company's Executive Vice-President and a director since 1992. From 1995 through June 1998, Mr. Schiffman was assigned to the Company's Hong Kong operation. Upon his return, he was appointed to President and Chief Operating Officer of the Company. Michael Schiffman is the son of Theodore H. Schiffman and the brother of Stephen Schiffman.

    NOAH FLESCHNER has been Chairman of the Board and Chief Executive Officer of Diversified Data Equipment Corp. and Verified System Solutions, Inc., sellers of new and used computer equipment to dealers and commercial end-users, for more than the past five years. Mr. Fleschner is a Certified Public Accountant. Mr. Fleschner became a director of the Company in October 1994.

    SAMSON HELFGOTT is a founding partner in the law firm of Helfgott & Karas, P.C. Prior to founding Helfgott & Karas, P.C. Mr. Helfgott served as Counsel to General Electric Company Inc. Prior to his employment at General Electric Mr. Helfgott was a Patent Attorney for Western Electric Company and for IBM Corporation. He has also worked in private practice for various law firms. Mr. Helfgott holds a Doctorate of Laws degree, cum laude, from Fordham University and is a member of the Bar of the State of New York and is admitted to practice before the United States Patent and Trademark Office and the Canadian Patent Office, the United States Court of Appeals for the Federal Circuit, and the Supreme Court of the United States. Mr. Helfgott became a director of the Company in February 1998.

    NORMAN RICKEN was employed with Toys R Us Inc. for 18 years and served in several key positions including Chief Financial Officer and President-Chief Operating Officer before retiring in 1989 to pursue private investing and consulting work. Mr. Ricken received his BBA from City College of New York and is a Certified Public Accountant. Mr. Ricken became a director of the Company in March 2000.

    LAWRENCE E. MANNES became Executive Vice President of the Company in August 2000. Prior to joining the Company, Mr. Mannes spent 25 years as the Controller of the Balson-Hercules Group, a textile manufacturing company that was sold to a Canadian Stock Exchange listed company, Consoltex Group, Inc., Ltd., where he served until 1998. Mr. Mannes was awarded a Bachelors Degree in accounting from Bryant College and is the father-in-law of Douglas Sabra.

    DOUGLAS W. SABRA became Vice President and Chief Financial Officer of the Company in September 2000. Prior to joining the Company, Mr. Sabra was a Controller for Tyco Submarine Systems (now Tycom Ltd.). Mr. Sabra retired from the Coast Guard in 1998 after 22 years of service where he held variety of financial management positions. Mr. Sabra received an MBA from University of South Florida and a Bachelors of Accounting from Florida International University. He is the son-in-law of Mr. Mannes.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT.

    To the Company's knowledge, the Company believes that during Fiscal 2000 all section 16A filing requirements applicable to officers, directors and greater than 10 percent beneficial owners were complied with except that a Form 3 will be filed late for Mr. Sabra and Mr. Mannes.

ITEM 10--EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION IN FISCAL 2000, 1999, AND 1998

    The following table sets forth certain summary information regarding all cash and non-cash compensation paid by the Company during Fiscal 2000, Fiscal 1999 and Fiscal 1998 to each of its executive officers earning more than $100,000. Non-employee directors have not been compensated for their attendance at meetings.

                                                                                       LONG TERM COMPENSATION
                                                                            --------------------------------------------
                                           ANNUAL COMPENSATION                           AWARDS                 PAYOUTS
                                -----------------------------------------   ---------------------------------   --------
                                                                  OTHER                          SECURITIES       LTIP
NAME AND                                                          ANNUAL       RESTRICTED        UNDERLYING     PAYOUTS    ALL OTHER
PRINCIPAL POSITION                YEAR      SALARY     BONUS     COMP. $    STOCK AWARDS ($)      OPTIONS          $       COMP ($)
------------------              --------   --------   --------   --------   ----------------   --------------   --------   ---------
Jerome E. Ball...........         2000     $201,600         --                        --                   --         --         --
  Chairman of the           a     1999     $201,600   $140,000                                 250,000 shares
  Board CEO
                                  ----     --------   --------   --------       --------       --------------   --------   --------

Theodore H. Schiffman....   b     2000                           $200,000                                                  $115,000
  Chairman                  c     1999     $ 68,750              $150,000                                                  $235,000
  Emeritus                        1998     $268,000
                                  ----     --------   --------   --------       --------       --------------   --------   --------

Michael Schiffman........         2000     $230,000
  President & Chief         d     1999     $240,417   $220,000                                 400,000 shares
  Operating Officer               1998                                                         300,000 shares
                                  ----     --------   --------   --------       --------       --------------   --------   --------

Philip Kart..............   e     2000     $121,750                                                                        $ 49,500

Chief Financial                   1999     $130,000   $ 35,000                                  75,000 shares

Officer                           1998     $ 86,667
                                  ----     --------   --------   --------       --------       --------------   --------   --------

--------------------------

(a) For Mr. Ball in Fiscal Year 1999: the Company paid a $20,000 bonus and accrued an additional $140,000 bonus, based on performance estimates available at year-end, and in accordance with his contract. The actual amount of bonus earned for Fiscal Year 1999 was $140,000, of which $120,000 was paid in Fiscal Year 2000.

(b) For Mr. T. Schiffman in Fiscal Year 2000: "Other Annual Compensation" in the amount of $200,000 reflects consulting payments made pursuant to his contractual agreement. "All Other Compensation" reflects a $115,000 severance payment.

(c) For Mr. T. Schiffman in Fiscal Year 1999: Salary in the amount of $68,750 represents amounts paid prior to the effective date of his consulting contract. "Other Annual Compensation" in the amount of $150,000 reflects consulting payments made pursuant to his contractual agreement. All other compensation reflects a $235,000 severance payment.

(d) For Mr. M. Schiffman in Fiscal Year 1999: Salary includes $10,417 as a retroactive adjustment for a salary increase. The Company paid a bonus $25,828 in that year and accrued an additional $194,172 bonus, based on performance estimates available at year-end, and in accordance with his contract. The amount accrued for Fiscal Year 1999 was paid in Fiscal Year 2000.

(e) For Mr. Kart in Fiscal 2000: "All Other Compensation" includes amounts accrued related to his severance. For Fiscal Year 1999: The Company accrued a $40,000 bonus, based on performance estimates available at year-end. The actual amount of bonus earned for Fiscal Year 1999 was $35,000 and was paid in Fiscal Year 2000.

                             EMPLOYMENT AGREEMENTS

    Effective October 1, 1997, the Company entered into an employment agreement with Theodore H. Schiffman (the "THS Agreement") pursuant to which Mr. Schiffman was employed as Chief Executive Officer of the Company. The THS Agreement provided for an annual salary of $275,000 plus annual bonus compensation generally equal to 5% of net pre-tax annual income of the Company in excess of $1,000,000 (which is determined without taking into consideration bonus compensation payable to any employee, including Mr. Schiffman). Effective October 1, 1998, this agreement, which was due to expire on September 30, 2000, was terminated and the Company entered into a consulting agreement with Mr. Schiffman (the "THS Consulting Agreement"). Pursuant to this agreement, Mr. Schiffman receives an annual consulting fee of $200,000 for a period commencing January 1, 1999 and, ending December 10, 2003. In addition, Mr. Schiffman will receive severance payments totaling $350,000, of which $200,000 was paid on January 1, 1999 and $150,000 on January 1, 2000, $35,000 of the January 1, 2000
payment was used for the partial payment of a note due the Company from Mr. Schiffman on September 30, 1999, and a reduction in the exercise price of his 450,000 options to $1.10 per share. Mr. Schiffman stepped down as Chairman six months after the date Mr. Ball joined the Company and thereafter became Chairman Emeritus. If Mr. Schiffman dies during his consulting term, and if the Company is the recipient of at least $1,000,000 of proceeds of insurance on his life, the Company will pay to his widow, or if his wife predeceases him, his estate, a monthly death benefit of $10,000 for a ten-year period. If the Company is not the recipient of at least $1,000,000 of insurance, a monthly death benefit of $10,000 will be paid for a period of three years, followed by a monthly death benefit of $5,000 for seven years; if his widow dies prior to the end of such ten year period, such payments will cease. The THS Consulting Agreement may be terminated as a result of bad faith conduct on the part of Mr. Schiffman. In addition, Mr. Schiffman has agreed to a three year non-compete arrangement and to maintain the confidentiality of trade secrets and work product of the Company.

    Effective October 1, 1998, the Company entered into an employment agreement with Jerome E. Ball (the "JEB Agreement") pursuant to which Mr. Ball was employed as Chief Executive Officer and Vice Chairman, and six months thereafter, as Chairman, through September 30, 2000. The JEB Agreement provides for an annual salary of $201,600 plus an annual bonus equal to ten percent of the pre-tax operating profit in excess of $675,000. The bonus is determined without taking into consideration bonus compensation payable to any individual. In addition, Mr. Ball received options to purchase 250,000 shares of Common Stock at an exercise price of $1.75 per share. These options became exercisable at the end of his first year of employment with the Company. The JEB Agreement also provides that the Company grant Mr. Ball options to purchase up to an additional 250,000 shares of Common Stock at an exercise price of $2.00 per share if the Company's stock price averages $3.50 for a 180 day period. The Company is currently in negotiations with Mr. Ball for the renewal of his contract.

    Effective October 1, 1998, the Company entered into an employment agreement with Michael Schiffman, employing Mr. Schiffman as President and Chief Operating Officer of the Company through September 30, 2001 at an annual salary of $230,000, plus annual bonus compensation equal to three percent of all sales by the Company over $13 million per year, payable on a pro rata basis quarterly during the following fiscal year. In addition, Mr. Schiffman was granted options to purchase up to 600,000 shares of Common Stock at the then current market price, in equal 200,000 share amounts, contingent upon the Company achieving sales of $16 million, $18.5 million, and $21 million in any fiscal year. During the fiscal year-ended September 30, 1999, Mr. Schiffman earned 400,000 options and was provided $25,828 as a prepayment towards his bonus and the Company accrued an additional $194,172 bonus pursuant to the terms of his agreement. During the fiscal year ended September 30, 2000, and based on his employment agreement, Mr. Schiffman earned a bonus of approximately $42,300 which he elected to forego without recourse.

                                 OPTION GRANTS

    In December 1996, the Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to four million shares of Common Stock may be issued to officers and employees of the Company upon the exercise of incentive stock options and nonqualified stock options. The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The exercise price of the nonqualified options is established by the stock option committee. Options generally expire ten years after the date of grant and generally vest as follows; 37% after one year, 67% after two years and fully vest after three years. During Fiscal year 2000 the Company granted 15,000 options each to Mr. Sabra and Mr. Mannes, at the then current market price of $1.50.

    No options were granted to any of the individuals named in the Summary Compensation Table during Fiscal 2000.

STOCK OPTIONS HELD AT END OF FISCAL 2000

    The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation Table as of September 30, 2000. No options to purchase Common Stock were exercised during Fiscal 2000 and no stock appreciation rights were outstanding during Fiscal 2000. The closing price of the Company's stock at September 30, 2000 was $1.47.

                                                                                                 VALUE OF UNEXERCISED
                                                                         NUMBER OF UNEXERCISED       IN-THE-MONEY
                                                                         SECURITIES UNDERLYING       OPTION/SARS
                                                                           OPTIONS AT FY-END          AT FY END-
                                          SHARES ACQUIRED     VALUE          EXERCISABLE/            EXERCISABLE/
                  NAME                      ON EXERCISE      REALIZED        UNEXERCISABLE          UNEXERCISABLE
                  ----                    ---------------   ----------   ---------------------   --------------------
Jerome E. Ball..........................           --              --         250,000/0                  --
Theodore H. Schiffman...................           --              --         450,000/0              $166,500/0
Michael Schiffman.......................           --              --         850,000/0                  --
Phillip B. Kart.........................           --              --       56,250/18,750                --

ITEM 11--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Set forth below is information, as of November 25, 2000, with respect to the beneficial ownership of the Common Stock by (i) each person or group who is known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each of the directors of the Company, (iii) each of the executive officers of the Company named in the compensation table under Item 10, "Executive Compensation", and (iv) all directors and executive officers of the Company, as a group

(five persons). Information as to Robert S. Ellin and related investors is based on a Schedule 13D, as amended, filed by such group.

                                                          NUMBER OF SHARES
IDENTITY OF BENEFICIAL OWNER                              OF COMMON STOCK     NOTES     PERCENT OF CLASS
----------------------------                              ----------------   --------   ----------------
Jerome E. Ball
  1801 Green Road Suite E
  Pompano Beach, FL. 33064..............................       446,500           (a)            5.7%
Theodore H. Schiffman
  1801 Green Road Suite E                                                        (b)
  Pompano Beach, FL. 33064..............................       671,100             (d)          8.5%
Michael Schiffman
  1801 Green Road Suite E                                                        (c)
  Pompano Beach, FL. 33064..............................     1,200,327             (d)         15.2%
Philip B. Kart
  1801 Green Road Suite E
  Pompano Beach, FL. 33064..............................        96,250           (e)            1.2%
Noah Fleschner
  1801 Green Road Suite E
  Pompano Beach, FL. 33064..............................           330                            *
Samson Helfgott
  1801 Green Road Suite E
  Pompano Beach, FL. 33064..............................            --                           --
Norman Ricken
  1801 Green Road Suite E
  Pompano Beach, FL. 33064..............................        20,000                            *
Robert S. Ellin and related investors
  750 Lexington Avenue
  New York, NY 10022....................................       694,517           (f)            8.8%
All directors and executive officers as
  a group (7 persons)...................................     2,434,507                         31.0%

------------------------

*   Less than 1 percent

(a) Includes 250,000 shares of Common Stock issuable upon the exercise of vested stock options.

(b) Includes 40,700 shares owned by Mr. Theodore Schiffman's wife, as to all of which shares Mr. Schiffman disclaims beneficial ownership. Includes 150,000 shares subject to options granted by the Company on October 12, 1994 at an exercise price of $1.50 and 300,000 shares subject to options granted by the Company on November 15, 1995 at an exercise price of $2.00. The exercise prices for all such options were reduced to $1.10 in connection with his resignation and the THS Consulting Agreement.

(c) Includes 150,000 shares subject to options granted by the Company on October 12, 1994 at an exercise price of $1.50 per share, 300,000 shares subject to options granted by the Company on November 15, 1996 at an exercise price of $2.00 per share, 200,000 shares subject to options granted by the Company on September 2, 1999 at $1.88 per share and 200,000 shares subject to options granted by the Company on September 17, 1999 at $3.25 per share.

(d) Theodore H. Schiffman, the Chairman Emeritus of the Company, is the father of Michael Schiffman, the Executive Vice President and a director of the Company and Stephen Schiffman, the Secretary of the Company. Each of Theodore H. Schiffman, Michael Schiffman and Stephen Schiffman disclaims beneficial ownership of shares beneficially owned by the others.

(e) Includes 56,250 fully vested options granted by the Company on August 16, 2000 at an exercise price of $2.00.

(f) Includes (i) 276,350 shares of Common Stock owned by Atlantis Equities, Inc. ("Atlantis"), a corporation for which Mr. Ellin is the sole officer and director, (ii) 37,500 shares of Common Stock owned by Robert Ellin Family 1997 Trust (the "Trust"), of which Mr. Ellin's father is the trustee and of which his minor children are the beneficiaries as to which Mr. Ellin disclaims beneficial ownership, (iii) 2,500 shares of Common Stock owned by Mr. Ellin, (iv) 268,167 shares of Common Stock owned by the Robert Ellin Profit Sharing Plan (the "Plan") of which Mr. Ellin is the beneficiary, and
    (v) 110,000 shares of Common Stock held by Nancy J. Ellin, the wife of Mr. Ellin.

*   Less than 1.0%.

ITEM 12--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On April 24, 2000, the Company provided a loan to Michael Schiffman in the amount of $370,000, at the prime rate in effect from time-to-time plus three quarters of one percent. The purpose of the loan was to finance construction of a home by him in connection with the Company's relocation to Florida. The Company has been assigned the right to file a mortgage and lien on the property in the event the note is not repaid, as well as a pledge of 350,000 common shares of the Company's stock owned by him, as additional security. In Fiscal 2000 he made payments on the note totaling approximately $86,000. During December 2000, the Board of Directors resolved that the repayment would be required 45 days after completion of the home (expected to be May 31, 2001) and in any event no later than June 15, 2001. As of September 30, 2000 the balance of the note with accrued interest was $301,113. On October 7, 2000, subsequent to the balance sheet, Mr. Schiffman made an additional payment in the amount of $83,068 reducing the balance of the note to approximately $220,000

    The Company has paid insurance premiums and interest totaling $62,060 on behalf of Theodore Schiffman. These advances were made pending execution of an agreement between The Theodore H. Schiffman Insurance Trust (the "Schiffman Insurance Trust") and the Company. Under the terms of the proposed agreement, the Company would be repaid upon Mr. Schiffman's death from the proceeds of an insurance policy owned by the Schiffman Insurance Trust. To date, the agreement between the Company and the Trust has not been executed. The Company is currently reviewing the terms of the agreement.

    The Company has made unsecured loans from time to time to Mr. and Mrs. Theodore H. Schiffman and to Mr. Schiffman's son Michael Schiffman. As of September 30, 2000, Theodore Schiffman executed a promissory note to the Company in the principal amount of $235,535, bearing interest at 6% per annum, payable annually on September 30 of each year, commencing September 30, 1996, with the first four installments each in the sum of $50,000 and the remaining balance due, in, principal amount of $93,703, due at September 30, 1998. The THS Consulting Agreement requires repayment of the loan in full from his consulting fee over the term of such agreement. As of September 30, 2000, $55,470 remains outstanding after the second of five annual payments. Michael Schiffman executed a similar promissory note in the principal amount of $50,000, bearing interest at 7% per annum, payable in equal annual installments of $10,000 each September 30 commencing September 30, 1996 through September 30, 2000. The balance of which was paid in full during Fiscal 2000.

    Theodore H. Schiffman's son, Stephen Schiffman, is employed by the Company at an annual salary of $50,000. Stephen Schiffman is the Company's Secretary and an administrator of the Company's Terrapin-TM- line of notebook computer carrying cases.

    Jerome E. Ball, purchased one Unit in the 1997 Private Placement for $25,000. Accordingly, the Company was indebted to Mr. Ball in the amount of $10,000, pursuant to the terms of the 1997 Private Placement. In addition, Mr. Ball purchased an additional $60,000 of Notes issued in the 1997 Private Placement from the Company. All notes were converted into an aggregate of 140,000 shares of Common Stock and Private Placement Warrants to purchase 210,000 shares of Common Stock on December 4, 1998. The Private Placement Warrants expired on March 15, 1999. Mr. Ball agreed not to sell or otherwise dispose of securities received upon conversion of the Notes held by him without the Company's consent for a period of one year.

    On December 2, 1998, Michael M. Schiffman, President of the Company, purchased $50,000 of the Notes issued in the 1997 Private Placement from the Company. All notes were converted into and aggregate of 100,000 shares of Common Stock and Private Placement Warrants to purchase 150,000 shares of Common Stock on December 4, 1998. The Private Placement Warrants expired on March 15, 1999. Mr. Schiffman agreed not to sell or otherwise dispose of securities received upon conversion of the Notes held by him without the Company's consent for a period of one year.

    On December 2, 1998, Philip B. Kart, the former Chief Financial Officer of the Company, purchased $20,000 of the Notes issued in the 1997 Private Placement from the Company. All such Notes were converted into an aggregate of 40,000 shares of Common Stock and Private Placement Warrants to purchase 60,000 shares of Common Stock on December 4, 1998. The Private Placement Warrants expired on March 15, 1999. Mr. Kart agreed not to sell or otherwise dispose of securities received upon conversion of the Notes held by him without the Company's consent for a period of one year.

    In July and December 1997, Robert S. Ellin and related investors purchased an aggregate of 5.6 Units in the 1997 Private Placement. On August 11, 1998, Mr. Ellin purchased one half Unit in a privately negotiated transaction for $22,500.

    The Company pays accounting and consulting fees to Miller, Ellin & Company, LLP a Certified Public Accounting firm. Mr. Robert Ellin's father is a partner in that firm.

    On December 2, 1998, (i) Nancy J. Ellin, the wife of Mr. Ellin, purchased Notes for $55,000 from the Company which were converted into 110,000 shares of Common Stock and Private Placement Warrants to purchase 165,000 shares of Common Stock and (ii) the Robert Ellin Profit Sharing Plan purchased Notes for $45,000 from the Company which were converted into an aggregate of 90,000 shares of Common Stock and Private Placement Warrants to purchase 135,000 shares of Common Stock. The Private Placements Warrants expired on March 15, 1999. Mrs. Ellin, and the Robert Ellin Profit Sharing Plan agreed not to sell or otherwise dispose of securities received upon conversion of the Notes held by him and related investors of which he is beneficial owner, without the Company's consent for a period of one year.

    Mr. Ellin received a fee of $40,000 in connection with his recruitment of Jerome E. Ball as the Company's Chief Executive Officer. In December 1999, the Company made a payment of $35,000 to Atlantis Equities, a firm owned by Mr. Ellin, as fees for a consulting arrangement.

    On September 1, 1995, the Company borrowed $100,000 from Carl Waldman, uncle of Theodore H. Schiffman, for a term of five years pursuant to a promissory note bearing interest at 10% per annum. The note was paid in full fiscal 1999.

ITEM 13--EXHIBITS AND REPORTS ON FORM 8-K

2.  PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

             2.1            Agreement dated June 9, 1994, between the Company and
                            Northeast Looseleaf, Inc. and amendment thereto
                            (incorporated herein by reference to Exhibit 6(i) to the
                            Company's Form 10-SB Registration Statement ("Form 10-SB"))

             2.2            Settlement Agreement dated December 27, 1995, between the
                            Company and Northeast Looseleaf, Inc. et al. (Incorporated
                            herein by reference to Exhibi 2(a)(1) to the Company's
                            Form 10-KSB for the fiscal year ended September 30, 1995)

             2.3            Agreement dated as of April 24, 1995 between the Company and
                            Republic Clear-Thru Acquisition Corp. (incorporated herein by reference to Exhibit 1 to the Company's Form 8-K Report dated April 27, 1995)

3.  ARTICLES OF INCORPORATION AND BY-LAWS

             3.1            Certificate of Incorporation of the Company as amended
                            (incorporated by reference to Exhibit 2(a) to the Form 10-SB)

             3.2            By-Laws (incorporated by reference to Exhibit 2(b) to the
                            Form 10-SB)

             3.3            Amendment to By-Laws (Article I, Section 2) (incorporated by reference to Exhibit 3(c) to the Company's Registration
                            Statement on Form SB-2 filed November 13, 1995 (Reg.
                            No. 33-99338) (the "1995 SB-2 Registration Statement")

             3.4            Certificate of Amendment of Certificate of Incorporation
                            filed by the New York Department of State on August 22,
                            1997. (Incorporated by reference to the Company's Annual
                            Report on Form 10-KSB for the period ended September 30,
                            1997)

4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

             4.1            Form of Subscription Agreement executed in connection with the 1997 Private Placement November--December, 1994
                            (transfer restriction) (incorporated by reference to
                            Exhibit 3(a) to the Form 10-SB)

             4.2            Warrant Agreement dated October 20, 1994 between the Company and Mellon Securities Trust Company, including forms of
                            Class A Warrant and Class B Warrant (incorporated by
                            reference to Exhibit 3(b) to the Form 10-SB)

             4.3            Consulting Agreement dated September 26, 1994 between the
                            Company and CWAI Consultants Corp., including form of
                            Warrant; Amendment thereto dated October 13, 1994
                            (incorporated by reference to Exhibit 3(c) to the
                            Form 10-SB)

             4.4            Amendment No. 2 to CWAI Consultants Corp. Warrant
                            (incorporated by reference to Exhibit 2 to the Company's
                            Quarterly Report on Form 10-QSB for the quarter ended
                            March 31, 1995)

             4.5            Restated and Amended CWAI Consultants Corp. Warrant dated
                            November 6, 1995 (incorporated by reference to
                            Exhibit 4(c)(2) to the 1995 SB-2 Registration Statement)

             4.6            CWAI Consultants Corp. Warrant dated December 11, 1995,
                            superseding the Restated and Amended CWAI Consultants Corp
                            Warrant filed as Exhibit 4(c)(2) (incorporated by reference to Exhibit 4(c)(3) to the Company's Annual Report on
                            Form 10-KSB for the fiscal year ended September 30, 1995.)

             4.7            Form of Registration Rights Agreement executed in connection with 1997 Private Placement. (incorporated by reference to
                            Exhibit 4.3 to the Company's Registration Statement on
                            Form S-3 as filed with the Commission on December 9, 1997)

             4.8            Form of Convertible Promissory Note executed in connection with 1997 Private Placement (incorporated by reference to
                            Exhibit 4.1 to the Company's Registration Statement on
                            Form S-3 as filed with the Commission on December 9, 1997)

             4.9            Form of Warrant executed in connection with 1997 Private
                            Placement. (incorporated by reference to Exhibit 4.2 to the
                            Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)

             4.10           Business Loan and Security Agreement dated April 13, 1998
                            between Forward Industries, Inc., Koszegi Industries, Inc.
                            and Summit Bank (without exhibits) (incorporated by refer-
                            ence to the Company's Current Report on Form 8-K filed with the Commission on May 12, 1998)

9.  VOTING TRUST AGREEMENT--Not applicable

10. MATERIAL CONTRACTS

            10.1            Security Agreement dated September 30, 1997 between Koszegi and Amplaco Group, Inc., ("Amplaco") (incorporated by
                            reference to Exhibit 10(m) to the Company's Annual Report on
                            Form 10-KSB for the period ended September 30, 1997)

            10.2            Subordination Agreement and Assignment executed by Koszegi and delivered to The Bank of New York for the benefit of
                            Amplaco, dated September 30, 1997(incorporated by reference to Exhibit 10(n) to the Company's Annual Report on
                            Form 10-KSB for the period ended September 3, 1997)

            10.3            Agreement of Sublease between Koszegi and Amplaco dated
                            September 30, 1997 (incorporated by reference to
                            Exhibit 10(o) to the Company's Annual Report on Form 10-KSB
                            for the period ended September 30, 1997)

            10.4            License Agreement between Koszegi and Amplaco dated
                            September 30, 1997 (incorporated by reference to
                            Exhibit 10(p) to the Company's Annual Report on Form 10-KSB
                            for the period ended September 30, 1997)

            10.5            Asset Purchase Agreement between Koszegi and Amplaco, dated
                            September 30, 1997 (incorporated by reference to
                            Exhibit 10(q) to the Company's Annual Report on Form 10-KSB
                            for the period ended September 30, 1997)

            10.6            Amendment, dated November 6, 1997 to Warrant Agreement dated as of October 20, 1994 between the Company and Chase Mellon
                            Shareholder Services (f/k/a Mellon Securities Trust Company)
                            (incorporated by reference to Exhibit 10(r) to the Company's
                            Annual Report on Form 10-KSB for the period ended
                            September 30, 1997)

            10.7            Amendment, dated December 18, 1997 to Warrant Agreement
                            dated as of October 20, 1994 between the Company and Chase
                            Mellon Shareholder Services (f/k/a Mellon Securities Trust
                            Company) (incorporated by reference to Exhibit 10(s) to the
                            Company's Annual Report on Form 10-KSB for the period ended
                            September 30, 1997)

            10.8            Agreement between the Company, Koszegi and MedCovers, Inc.
                            dated July 31, 1998 regarding contract-manufacturing
                            services to be provided by MedCovers, Inc. and for the
                            purchase of certain assets of Koszegi*

            10.9            Employment Agreement effective as of October 1, 1998 between the Company and Jerome E. Ball. (incorporated by reference to the Company's 10-KSB Exhibit 4(t) for the period ended
                            September 30, 1999)

            10.10           Consulting Agreement effective as of October 1, 1998 between the Company and Theodore H. Schiffman. (incorporated by
                            reference to the Company's 10-KSB Exhibit 4(v) for the
                            period ended ended September 30, 1999)

            10.11           Employment Agreement effective as of October 1, 1998,
                            between the Company and Michael Schiffman. incorporated by reference to the Company's 10-KSB Exhibit 4(W) for the
                            period ended ended September 30, 1999.

16. LETTER ON CHANGE IN CERTIFYING ACCOUNTANT--

            16.1            Incorporated by reference to Exhibit 16.1 to the Company's
                            Current Report on Form 8-K dated June 9, 1997

21. SUBSIDIARIES OF THE SMALL BUSINESS ISSUER

            21.1            Incorporated by reference to Exhibit 21 to the Company's
                            Annual Report on Form 10-KSB for the fiscal year ended
                            September 30, 1995)

23. CONSENT OF EXPERTS AND COUNSEL--

            23.1            Consent of Patrusky, Mintz & Semel *

27. FINANCIAL DATA SCHEDULE

            27.1            Submitted herewith and can be found following the audited
                            financial statements.

------------------------

*   Filed herewith

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: December 21, 2000                               FORWARD INDUSTRIES, INC.

                                                       By:              /s/ JEROME E. BALL
                                                            -----------------------------------------
                                                                          Jerome E. Ball
                                                                   CHIEF EXECUTIVE OFFICER, AND
                                                                      CHAIRMAN OF THE BOARD

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                        DATE                                                NAME
                        ----                                                ----
                  December 21, 2000                    /s/ JEROME E. BALL
                                                       ---------------------------------------------
                                                       Jerome E. Ball
                                                       Chief Executive Officer, and
                                                       Chairman of the Board
                                                       (Principal Executive Officer)

                  December 21, 2000                    /s/ DOUGLAS W. SABRA
                                                       ---------------------------------------------
                                                       Douglas W. Sabra
                                                       Chief Financial Officer and Vice President
                                                       (Principal Financial Officer and
                                                       Principal Accounting Officer)

                  December 21, 2000                    /s/ THEODORE H. SCHIFFMAN
                                                       ---------------------------------------------
                                                       Theodore H. Schiffman
                                                       Director

                  December 21, 2000                    /s/ MICHAEL SCHIFFMAN
                                                       ---------------------------------------------
                                                       Michael Schiffman
                                                       President and Director

                  December 21, 2000                    /s/ NOAH FLESCHNER
                                                       ---------------------------------------------
                                                       Noah Fleschner
                                                       Director

                  December 21, 2000                    /s/ SAMSON HELFGOTT
                                                       ---------------------------------------------
                                                       Samson Helfgott
                                                       Director

                  December 21, 2000                    /s/ NORMAN RICKEN
                                                       ---------------------------------------------
                                                       Norman Ricken
                                                       Director

ITEM 7--FINANCIAL STATEMENTS

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                                   REPORT ON
                       CONSOLIDATED FINANCIAL STATEMENTS
                         YEAR ENDED SEPTEMBER 30, 2000
                                    CONTENTS

                                                                     PAGE
                                                              -------------------
INDEPENDENT AUDITORS' REPORT................................                  F-2

CONSOLIDATED BALANCE SHEET..................................                  F-3

CONSOLIDATED STATEMENTS OF INCOME...........................                  F-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME.............                  F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY....................................................                  F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS.......................                  F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................           F-8 - F-23

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS..............                 F-24

EXHIBIT 11--COMPUTATION OF INCOME PER COMMON SHARE..........          F-25 - F-26

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS'
FORWARD INDUSTRIES, INC.
POMPANO BEACH, FLORIDA

    We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. and Subsidiaries as of September 30, 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Industries, Inc. and Subsidiaries as of September 30, 2000, and the consolidated results of their operations and their cash flows for the years ended September 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

    We have audited Schedule II and Exhibit 11 of the Company for the year ended September 30, 2000 and 1999 included in the 2000 annual report of the Company on Form 10-KSB. In our opinion, the schedule and exhibit present fairly the information required to be set forth therein.

    As discussed in Note 19, the accompanying financial statements for the year ended September 30, 1999 have been restated.

                                                            /s/ Patrusky, Mintz & Semel
                                                            -------------------------------------------
                                                            PATRUSKY, MINTZ & SEMEL
                                                            CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
November 17, 2000 except for
  Notes 6 and 19, as to which the
  date is December 8, 2000.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2000

                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   840,532
  Accounts receivable, less allowance for doubtful accounts
    of $67,765..............................................    2,062,415
  Inventories (Note 2)......................................      857,082
  Notes receivable--current portion (Note 3)................      143,235
  Notes and loans receivable--officers--current portion
    (Note 6)................................................      319,603
  Prepaid expenses and other current assets (Note 7)........      459,697
  Deferred income taxes (Note 11)...........................      135,000
                                                              -----------
    Total current assets....................................    4,817,564

PROPERTY PLANT AND EQUIPMENT--net--(Note 4).................      572,177
                                                              -----------
ASSETS HELD FOR SALE--net--(Note 5).........................      179,475
                                                              -----------
OTHER ASSETS:
  Notes and loans receivable--officers--net of current
    portion (Note 6)........................................       99,040
  Deferred income taxes (Note 11)...........................    1,209,000
  Other Assets..............................................       60,071
                                                              -----------
    Total other assets......................................    1,368,111
                                                              -----------
TOTAL ASSETS................................................  $ 6,937,327
                                                              ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $   784,950
  Notes payable under credit line (Note 9)..................      350,000
  Current portion of capital lease obligations (Note 8).....       24,360
  Accrued payable and other current liabilities (Note 10)...      503,170
                                                              -----------
    Total current liabilities...............................    1,662,480

CAPITAL LEASE OBLIGATIONS--net of current portion (Note
  8)........................................................      112,595
                                                              -----------
TOTAL LIABILITIES...........................................    1,775,075
                                                              -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, 4,000,000 authorized shares, par value
    $.01; none issued
  Common stock, 40,000,000 authorized shares, par value
    $.01; 6,286,531 shares
    issued (including 202,390 held in treasury) (Note 14)...       62,865
  Paid-in capital...........................................    7,679,768
  Accumulated deficit.......................................   (2,233,479)
  Foreign currency adjustment...............................        8,799
                                                              -----------
                                                                5,517,953
  Less: Cost of shares in treasury..........................     (355,701)
                                                              -----------
    Total stockholders' equity..............................    5,162,252
                                                              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 6,937,327
                                                              ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEARS ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
NET SALES...................................................  $14,410,035   $20,553,192
COST OF GOODS SOLD..........................................    9,936,339    14,307,809
                                                              -----------   -----------
GROSS PROFIT................................................    4,473,696     6,245,383
                                                              -----------   -----------
OPERATING EXPENSES:
  Selling...................................................    1,865,717     1,791,043
  General and administrative................................    2,225,143     2,800,011
  Relocation expense........................................      251,125            --
                                                              -----------   -----------
                                                                4,341,985     4,591,054
                                                              -----------   -----------
INCOME FROM OPERATIONS......................................      131,711     1,654,329
                                                              -----------   -----------
OTHER INCOME (DEDUCTIONS):
Interest expense............................................     (104,323)     (337,646)
  Interest expense--related parties.........................           --        (1,709)
  Interest income...........................................       96,777        79,553
  Other income (deductions) net.............................       23,054      (152,660)
                                                              -----------   -----------
                                                                   15,508      (412,462)
                                                              -----------   -----------
INCOME BEFORE PROVISION FOR INCOME TAXES....................      147,219     1,241,865
PROVISION FOR INCOME TAXES (Note 11)........................       55,129       395,000
                                                              -----------   -----------
NET INCOME..................................................  $    92,090   $   846,865
                                                              ===========   ===========
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE (Note 17):
  Basic:
    Net Income..............................................  $       .02   $       .14
                                                              ===========   ===========
  Diluted:
    Net Income..............................................  $       .01   $       .14
                                                              ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING (Note 17):
    Basic...................................................    6,088,516     5,751,266
                                                              ===========   ===========
    Diluted.................................................    6,761,884     5,821,554
                                                              ===========   ===========
DIVIDENDS...................................................         NONE          NONE
                                                              ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

    Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist of foreign currency translation gains and losses. The changes in the components of other comprehensive income are as follows:

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                                 2000            1999
                                                              ----------      ----------
NET INCOME..................................................   $ 92,090        $846,865
COMPREHENSIVE INCOME ADJUSTMENT--Foreign translation:.......      9,388          17,128
                                                               --------        --------

COMPREHENSIVE INCOME........................................   $101,478        $863,993
                                                               ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  YEAR ENDED SEPTEMBER 30, 1999
                                -------------------------------------------------------------------------------------------------
                                          COMMON STOCK                            RETAINED                     TREASURY STOCK
                                ---------------------------------                 EARNINGS      FOREIGN     ---------------------
                                             NUMBER OF               PAID-IN       (ACCUM.      CURRENCY    NUMBER OF
                                  TOTAL       SHARES      AMOUNT     CAPITAL      DEFICIT)     ADJUSTMENT    SHARES      AMOUNT
                                ----------   ---------   --------   ----------   -----------   ----------   ---------   ---------
BALANCE

  October 1, 1998 as
    previously reported.......  $3,461,157   4,963,031   $49,630    $6,551,703   $(2,884,346)   $(17,717)   (164,890)   $(238,113)
                                ----------   ---------   -------    ----------   -----------    --------    --------    ---------

Adjustment for beneficial
  conversion (Note 19)........      45,320         --         --       333,408      (288,088)         --          --           --
                                ----------   ---------   -------    ----------   -----------    --------    --------    ---------

October 1, 1998, as
  restated....................   3,506,477   4,963,031    49,630     6,885,111    (3,172,434)    (17,717)   (164,890)    (238,113)

Common stock issued in
  connection with conversion
  of notes payable............     554,000   1,108,000    11,080       542,920            --          --          --           --

Offering costs of conversion
  of debt to equity...........     (11,950)        --         --       (11,950)           --          --          --           --

Beneficial charge related to
  note conversion (Note 14)...     220,592         --         --       220,592            --          --          --           --

Exercise of Class B
  Warrants....................     107,750    215,500      2,155       105,595            --          --          --           --

Shares repurchased in
  open-market transactions....     (63,056)        --         --            --            --          --     (20,000)     (63,056)

Reversal of expense for
  Warrants issued for services
  which lapsed (Note 14)......     (62,500)        --         --       (62,500)           --          --          --           --

Foreign currency translation
  adjustment..................      17,128         --         --            --            --      17,128          --           --

Net Income....................     846,865         --         --            --       846,865          --          --           --
                                ----------   ---------   -------    ----------   -----------    --------    --------    ---------

BALANCE
  September 30, 1999..........  $5,115,306   6,286,531   $62,865    $7,679,768   $(2,325,569)   $   (589)   (184,890)   $(301,169)
                                ==========   =========   =======    ==========   ===========    ========    ========    =========

                                                                  YEAR ENDED SEPTEMBER 30, 2000
                                -------------------------------------------------------------------------------------------------

BALANCE
  September 30, 1999..........  $5,115,306   6,286,531   $62,865    $7,679,768   $(2,325,569)   $   (589)   (184,890)   $(301,169)
                                ==========   =========   =======    ==========   ===========    ========    ========    =========

Shares repurchased in
  open-market transactions....     (54,532)        --         --            --            --          --     (17,500)     (54,532)

Foreign currency translation
  adjustment..................       9,388         --         --            --            --       9,388          --           --

Net income....................      92,090         --         --            --        92,090          --          --           --
                                ----------   ---------   -------    ----------   -----------    --------    --------    ---------

BALANCE
  September 30, 2000..........  $5,162,252   6,286,531   $62,865    $7,679,768   $(2,223,479)   $  8,799    (202,390)   $(355,701)
                                ==========   =========   =======    ==========   ===========    ========    ========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income................................................  $    92,090   $   846,865
  Adjustments to reconcile net income to net cash provided
    by (used in) continuing operations:
    Beneficial Conversion interest charge...................           --       220,592
    Amortization of note discount...........................                     45,320
    Loss (Gain) on sale of property and equipment...........       17,161       (68,299)
    Amortization of deferred debt costs.....................       31,876
    Depreciation and amortization...........................      122,681       132,566
  Deferred taxes............................................       70,027       335,000
  Non-cash compensation (reversal)..........................           --       (62,500)
  Changes in assets and liabilities:
    Accounts receivable.....................................    2,675,848    (1,831,420)
    Inventories.............................................      134,982        91,598
    Prepaid expenses and other current assets...............       (5,944)       73,903
    Other assets............................................        3,996       (14,352)
    Accounts payable........................................   (1,516,607)    1,085,985
    Accrued severance to officer............................     (115,000)     (235,000)
    Accrued expenses and other current liabilities..........     (795,296)       79,892
                                                              -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      715,814       700,150
                                                              -----------   -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............        2,415        51,130
  Proceeds from notes and loans receivable..................      210,907       342,446
  Principal payments on capital lease obligations...........       (1,958)           --
  (Advances to) proceeds from officer's loans--net..........     (334,682)       32,312
  Purchases of property, plant and equipment................     (262,569)     (375,335)
                                                              -----------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........     (385,887)       50,553
                                                              -----------   -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from short term borrowings.......................      350,000            --
  Payments of short term borrowings.........................     (995,852)     (248,251)
  Payments of note payable--related party...................           --       (42,670)
  Proceeds from issuance of stock...........................           --       107,750
  Deferred offering costs...................................           --       (11,950)
  Purchase of treasury shares...............................      (54,532)      (63,056)
  Deferred debt cost........................................       (9,161)       (2,812)
                                                              -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES.......................     (709,545)     (260,989)
                                                              -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES.............................        9,388        17,128
                                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (370,230)      506,842
CASH AND CASH EQUIVALENTS--beginning........................    1,210,762       703,920
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS--ending...........................  $   840,532   $ 1,210,762
                                                              ===========   ===========
SUPPLEMENTAL DISCLOURES OF CASH FLOW INFORMATION:
  Cash paid in the year for:
    Interest................................................  $    72,447   $    69,913
    Income Taxes............................................  $    49,823   $     6,258
SCHEDULE OF NON-CASH ACTIVITIES:
  Equipment acquired under capital lease obligations........  $   138,913            --
  Property reclassified as assets held for sale.............      179,475            --
  Warrants lapsed for services rendered.....................           --   $   (62,500)
  Issuance of common stock upon conversion of long term
    debt....................................................           --       554,000
  Sale of property and equipment held for sale..............           --       171,369

   The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    Forward Industries was incorporated under the laws of the State of New York and began operations in 1961. The Company is engaged in the design and marketing of custom-designed soft-sided carrying cases made from leather, nylon, vinyl and other synthetic fabrics. The cases are used primarily for the transport of portable electronic devices such as cellular phones, medical devices and computers. The Company markets products either as a direct seller or as an original-equipment-manufacturer to customers in the United States, Europe, Asia and Australia. For the years ended September 30, 2000 and 1999, respectively, approximately 54% and 72% of its sales were to customers outside of the United States.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    Preparing the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

    Cash equivalents consist of cash on deposit and highly liquid money market accounts.

CREDIT RISK

    ACCOUNTS RECEIVABLE--TRADE

    Accounts receivable consist of open trade accounts with various companies. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers are generally net thirty (30) days. The Company has not historically experienced significant losses in extending credit to customers.

    Three customers accounted for approximately 70%, and one customer accounted for approximately 80%, of the Company's accounts receivable at September 30, 2000 and 1999, respectively. These customers are substantial companies with good credit worthiness. None of these customers are in default and payments are received from them on a timely basis. One customer accounted for approximately 48%, and 60% of net sales in Fiscal 2000 and Fiscal 1999, respectively.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH

    The Company maintains cash balances with financial institutions which at times may be in excess of the FDIC insurance limit.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

ECONOMIC DEPENDENCE

    The Company is dependent on one of its suppliers for the purchase of inventory. The Company purchased approximately 30% and 36% of its inventory from this supplier in Fiscal 2000 and Fiscal 1999, respectively. Management believes that other suppliers could provide similar products on comparable terms. However, a change in an individual supplier could delay shipment of product resulting in a loss of sales which could affect operating results.

PROPERTY, PLANT AND EQUIPMENT

    Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Transportation Equipment & Vehicles.........................  3 to 10 years
Furniture Fixtures and equipment............................  3 to 10 years
Leasehold improvements......................................  *
Buildings and improvements..................................  10 to
                                                              20 years

    *Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

    Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

DEFERRED OFFERING AND DEFERRED DEBT COSTS

    Deferred offering costs represented amounts incurred in connection with obtaining equity in the Company's 1997 Private Placement (see Note 14). Such costs were charged against paid-in capital when the respective sales of the units were closed.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Deferred debt costs were incurred in connection with obtaining debt financing, either in the Company's 1997 Private Placement (see Note 14) or for the Company's bank credit facility (see Note 9). The costs are amortized over the term of the debt issued. Amortization amounted to $31,876 and $62,204 for the years ended September 30, 2000 and 1999, respectively.

ADVERTISING COSTS

    Advertising costs are charged to operations when incurred. Advertising costs amounted to $45,863 and $49,680 for the years ended September 30, 2000 and 1999, respectively.

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

NET INCOME PER SHARE

    The Company adopted SFAS No. 128, "Earnings Per Share," which established new standards for computing and presenting net earnings per share. This statement also requires the restatement of all prior period earnings per share data presented. Basic net earnings per common share is computed by dividing net earnings applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants and other financial instruments convertible into the Company's common stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in fiscal 1999. Components of comprehensive income for the Company include items such as net income and foreign currency translation adjustments.

RECLASSIFICATIONS

    Certain amounts have been reclassified to conform to the current year presentation.

NOTE 2--INVENTORIES

    Inventories at September 30, 2000 are comprised of the following:

Finished goods..............................................  $844,710
Raw materials and supplies..................................    12,372
                                                              --------
                                                              $857,082
                                                              ========

NOTE 3--NOTES RECEIVABLE

    Notes receivable in the amount of $143,235 consist of the following at September 30, 2000:

    Two non-interest bearing promissory notes received as part of the sale of the Company's Advertising Specialties division on September 30, 1997; originally payable in equal monthly installments of $23,611 commencing in October 1997, and $2,879 commencing January 1998, through September 2000. In July 1999, remaining amounts were combined into monthly installments of $14,733 over 24 months. Interest on the notes has been imputed at a rate of 12 1/2% per annum. The notes are secured by the assets sold by the Company, and a personal guarantee of $200,000.

    In August 2000, the Company initiated legal proceedings to protect its rights under the terms of the notes. In October, subsequent to the balance sheet date, the Company was awarded a summary judgment for the entire amount of the note plus associated legal fees. The Company believes the entire amount will be collectible; therefore no provision for impairment has been recorded.

    Interest income on the notes is recognized when cash is received and amounted to $24,321 and $39,261 for the years ended September 30, 2000 and 1999, respectively.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 4--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at September 30, 2000 consists of the following:

                                                          ACCUMULATED      BOOK
CATEGORY                                         COST     DEPRECIATION    VALUE
--------                                       --------   ------------   --------
Furniture, fixtures and equipment*...........  $561,909    $(111,442)    $450,467
Leasehold improvements.......................   131,234      (64,646)      66,588
Transportation equipment.....................    91,549      (36,427)      55,122
                                               --------    ---------     --------
  Totals:....................................  $784,692    $(212,515)    $572,177
                                               ========    =========     ========

    *Furniture, fixtures and equipment include assets acquired under capital leases of $138,319. Related amortization included in accumulated depreciation is $1,653.

    **Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

    Depreciation expense amounted to $122,681 and $70,362 for the years ended September 30, 2000 and 1999, respectively.

NOTE 5--ASSETS HELD FOR SALE

    In connection with the Company's consolidation of its offices from New York and South Bend, Indiana, to Pompano Beach, Florida, land and a building owned by the Company in South Bend, became available for sale. Current market comparisons indicate that the fair market value is equal to, or greater than, the net book value of the assets; accordingly, the assets are presented in the accompanying balance sheet at their net book value as follows:

                                                          ACCUMULATED      BOOK
CATEGORY                                         COST     DEPRECIATION    VALUE
--------                                       --------   ------------   --------
Land.........................................  $ 25,000      $     --    $ 25,000
Building.....................................   108,721       (53,455)     55,266
Building Improvements........................   106,820        (7,611)     99,209
                                               --------      --------    --------
  Totals:....................................  $240,541      $(61,066)   $179,475
                                               ========      ========    ========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 6--NOTES AND LOANS RECEIVABLE--OFFICERS

    At September 30, 2000 notes and loans receivable--officers consist of the following amounts, which had been provided to officers for personal needs and not for the acquisition of stock or options:

Note receivable issued in the amount of $235,535 payable at
  $18,490 per year, paid by the end of each fiscal year from
  September 1999 until such balance is paid plus interest at
  6% per annum..............................................  $ 55,470
Non-interest bearing advances pending completion of
  insurance sharing agreement...............................    62,060
Note receivable issued on April 24, 2000 in the amount of
  $370,000 to cover costs of relocation to Florida at prime
  plus three quarter percent................................   301,113
                                                              --------
    Totals:.................................................  $418,643
Less: Current maturities....................................   319,603
                                                              --------
                                                              $ 99,040
                                                              ========

    Maturities of notes and loans receivable--officers are as follows:

FISCAL YEAR ENDING SEPTEMBER 30,
------------------------------------------------------------
2001........................................................  $319,603
2002........................................................    18,490
2003........................................................    18,490
Other*......................................................    62,060
                                                              --------
  Totals....................................................  $418,643
                                                              ========

    *Represents amounts that would be payable to the Company under the pending insurance agreement upon the death of the former executive.

    On April 24, 2000, the Company provided a loan to Michael Schiffman in the amount of $370,000, at the prime rate in effect from time-to-time plus three quarters of one percent. The purpose of the loan was to finance construction of a home by him in connection with the Company's relocation to Florida. The Company has been assigned the right to file a mortgage and lien on the property in the event the note is not repaid, as well as a pledge of 350,000 common shares of the Company's stock owned by him, as additional security. In Fiscal 2000 he made payments on the note totaling approximately $86,000. During December 2000, the Board of Directors resolved that the repayment would be required 45 days after completion of the home (expected to be May 31, 2001) and in any event no later than June 15, 2001. As of September 30, 2000 the balance of the note with accrued interest was $301,113. On October 7, 2000, subsequent to the balance sheet, Mr. Schiffman made an additional payment in the amount of $83,068 reducing the balance of the note to approximately $220,000.

    The Company has paid insurance premiums and interest totaling $62,060 on behalf of its former chairman and chief executive officer. These advances were made pending execution of an agreement between "The Theodore H. Schiffman Insurance Trust" and the Company. Under the terms of the proposed agreement, the Company would be repaid upon the death of the former executive from the proceeds of an insurance policy owned by the Trust. To date, the agreement between the Company and

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 6--NOTES AND LOANS RECEIVABLE--OFFICERS (CONTINUED) the Trust has not been executed. The Company is currently reviewing the terms of the agreement. Therefore, the amounts paid are reflected as a related party advance to an officer until the agreement is finalized.

    In addition to the notes outstanding at September 30, 2000, the following officer loan transactions occurred during the fiscal year:

    A ninety-day (90), unsecured, promissory note in the amount of $40,000, which had been provided to the Company's Chief Executive Officer for personal needs, was repaid on June 29, 2000, plus interest of $2,000. The note was originally issued on December 16, 1999 with interest at the prime rate in effect from time-to-time plus three quarters of one percent.

    A Note receivable from the Company's President in the amount of $10,000 per year, was repaid in full plus interest at 7%.

    Interest income on Officer notes and loans amounted to $23,491 and $6,597 for the years ended September 30, 2000 and 1999, respectively.

NOTE 7--PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets at September 30, 2000 consist of the following:

Non-trade receivables.......................................  $194,789
Prepaid insurance...........................................    39,979
Prepaid rents...............................................    23,095
Sundry others...............................................   201,834
                                                              --------
                                                              $459,697
                                                              ========

NOTE 8--CAPITAL LEASES

    The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property, plant, and equipment and was $138,913 at September 30, 2000. Accumulated amortization of the leased equipment at September 30, 2000, was approximately $1,653. Amortization of assets under capital leases is included in depreciation expense.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 8--CAPITAL LEASES (CONTINUED)

    The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2000, are as follows:

YEAR ENDING SEPTEMBER 30,                                      AMOUNT
-------------------------                                     --------
2001........................................................  $ 32,732
2002........................................................    32,732
2003........................................................    32,732
2004........................................................    32,732
2005........................................................    30,003
Thereafter..................................................        --
                                                              --------
Total minimum lease payments................................   160,931
Less: Amount representing interest..........................    23,976
                                                              --------
Present value of net minimum lease payments.................   136,955
Less: Current maturities of capital lease obligations.......    24,360
                                                              --------
Long-term capital lease obligations.........................  $112,595
                                                              ========

NOTE 9--DEBT

BORROWINGS UNDER CREDIT LINE--BANK

    In January 2000, the Company established a new credit facility with a bank that provides for a maximum line of credit of $5.0 million, including letters of credit. On February 1, 2000 the direct borrowings and acceptances from a former credit facility were repaid from funds received under the new agreement. The new line is renewable annually at the discretion of the bank and expires March 31, 2001. There is no formula which limit the borrowings, or restrictive covenants, as in the prior credit facility. However, the Company is required to eliminate borrowings for thirty (30) consecutive days and is required to maintain operating performance which is acceptable to the bank. The Company completed the thirty-day (30) period in August 2000. The credit facility bears interest at the prime rate in effect from time-to-time plus three quarters of one percent. At September 30, 2000, $350,000 was outstanding in direct borrowings; there were no outstanding obligations under letters of credit.

    Interest expense on the bank debt amounted to $70,976 and $61,068 for the years ended September 30, 2000 and 1999, respectively.

NOTE 10--ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses at September 30, 2000 consist of the following:

Accrued expenses relating to relocation.....................  $ 79,143
Accrued expenses to vendors and others......................   424,027
                                                              --------
                                                              $503,170
                                                              ========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 11--INCOME TAXES

    The components of the deferred tax assets and liabilities at September 30, 2000 are as follows:

Current:
  Accounts receivable.......................................  $   22,700
  Inventory.................................................      79,840
  Accrued expenses..........................................      32,460
                                                              ----------
                                                                 135,000
                                                              ==========
Non-current:
  Net operating losses......................................   1,502,562
  Property, plant and equipment.............................      24,438
  State tax effect..........................................      89,000
  Valuation allowance.......................................    (407,000)
                                                              ----------
                                                               1,209,000
                                                              ----------
Net deferred tax asset......................................  $1,344,000
                                                              ==========

    At September 30, 2000 a valuation allowance is provided as it is uncertain if certain deferred tax assets will be fully utilized.

    Provision (credit) for income taxes for the years ended September 30, consists of the following:

                                                            2000       1999
                                                          --------   ---------
Current tax expense.....................................  $12,500    $  60,000
Deferred tax expense....................................   22,629      528,000
Change in valuation allowance...........................   20,000     (193,000)
                                                          -------    ---------
                                                          $55,129    $ 395,000
                                                          =======    =========

    Reconciliation of statutory rate to effective income for the years ended September 30, is as follows:

                                                                2000          1999
                                                              --------      --------
At the Federal Statutory rate...............................     34.0%        34.0%
Effect of:
  Temporary differences.....................................   (242.8)        (5.2)
  Net operating loss carryforwards..........................    204.0        (28.9)
  Deferred income taxes.....................................     47.6         22.2
  Miscellaneous.............................................     (5.4)         4.1
                                                               ------        -----
                                                                 37.4%        26.2%
                                                               ======        =====

    At September 30, 2000, the Company has unused net operating loss carryforwards of approximately $3,187,000 expiring through September 30, 2015.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 12--COMMITMENTS

    The Company rents certain of its facilities under leases expiring at various dates through July 2007. In addition, the Company is leasing four warehouse facilities on a month-to-month basis. Total rent expense for the years ended September 30, 2000 and 1999 amounted to $223,135 and $221,465, respectively.

    Minimum rental commitments under such leases for future fiscal years are summarized below:

YEARS ENDED SEPTEMBER 30,
-------------------------
2001........................................................  $ 73,284
2002........................................................    75,849
2003........................................................    78,504
2004........................................................    81,252
2005........................................................    84,096
Thereafter..................................................   154,017
                                                              --------
Totals......................................................  $547,002
                                                              ========

EMPLOYMENT CONTRACTS

    Effective December 11, 1998, the Company entered into a consulting agreement with its, then current, chairman and chief executive officer, Mr. Theodore Schiffman. Pursuant to this agreement, Mr. Schiffman receives an annual consulting fee of $200,000 for a period of five years, commencing January 1, 1999 and ending December 10, 2003. Mr. Schiffman also received severance payments totaling $350,000, of which $200,000 was paid on January 1, 1999, $35,000 on September 30, 1999, and $115,000 was paid during Fiscal 2000. In addition, effective December 11, 1998, the exercise price of his 450,000 options was reduced to $1.10 per share.

    Effective October 1, 1998, the Company entered into an employment agreement with Mr. Jerome Ball pursuant to which the Mr. Ball is employed as chief executive officer and vice chairman, and six months thereafter, as chairman, through September 30, 2000. The agreement provides for an annual salary of $201,600 plus an annual bonus equal to ten percent (10%) of the pre-tax operating profit (before the impact of other bonuses) in excess of $675,000. During Fiscal 1999 the Company made a prepayment of $20,000 and accrued an additional $140,000 for this bonus. In addition, the Mr. Ball received options to purchase 250,000 shares of common stock at an exercise price of $1.75 per share, which shares became exercisable during Fiscal 1999. The agreement also provides that the Company grant the officer options to purchase up to an additional 250,000 shares of common stock at an exercise price of $2.00 per share if the Company's stock price averages $3.50 for a 180 day period. No bonus was earned in Fiscal 2000 and the Company is presently negotiating renewal of Mr. Ball's contract.

    Effective October 1, 1998, the Company and Mr. Michael Schiffman entered into a contract with the following provisions; annual salary of $230,000, bonus equal to 3 percent of sales above $13,000,000, and additional stock options vested based on sales performance levels during the term of the agreement. Such options are priced at marked value on the date of vesting and can be a maximum of 600,000 if sales levels of $21,000,000 are reached. During the fiscal year ended September 30, 1999, the Company made prepayments of $25,828 and accrued $194,172 in connection with this bonus, and 200,000 options vested at a price of $1.88 (vested on the date sales reached $16,000,000) and 200,000 at $3.25 (vested on the date sales reached $18,500,00). During fiscal year 2000, based on the Company's performance, the officer was entitled to a bonus of approximately $42,300, which he elected to forego without recourse.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 12--COMMITMENTS (CONTINUED)

EMPLOYMENT CONTRACTS

    Amounts incurred under employment and severance agreements amounted to $631,600 and $1,275,767 for the years ended September 30, 2000 and 1999, respectively (including accrued bonus obligations) and excluding any amounts foregone.

NOTE 13--RELATED PARTY TRANSACTIONS

NOTE PAYABLE

    During Fiscal 1999, a note payable to a related party was paid in full in the amount of $42,670. Interest amounted to $1,709. No such payments or expenses were made or incurred in Fiscal 2000.

OTHER

    For the year ended September 30, 1999, the Company incurred consulting fees totaling $71,500 to a corporation that is controlled by a principal stockholder of the Company. No such payments or expenses were made or incurred in Fiscal 2000.

NOTE 14--STOCKHOLDERS' EQUITY

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

    In connection with this conversion, the Company recorded a non-cash, interest charge of approximately $220,600. This amount represents a beneficial conversion feature and was calculated as the difference between the price at which the Company converted such shares ($.50), and the market price of the Company's stock on the date the debt was issued ($1.81 weighted averaged), aggregated by the total shares issued. Current accounting rules limit the amount of the beneficial conversion feature to the face value of the notes ($554,000),
less the amount of discount on the notes previously recognized ($333,400).   No
tax benefit was recorded in connection with this interest charge as it is not deductible for federal income taxes.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)
WARRANTS

    In February 1995, the Company issued warrants to a financial consultant to purchase 100,000 shares at $2.00 per share pursuant to the terms of a four year agreement. Based on a market valuation of $3.00 per share, the expense to be recognized over the life of the agreement is $100,000. During the year ended September 30, 1996, 12,500 shares were purchased. In 1997 and 1998, no shares were purchased. For the year ended September 30, 1998, the amount charged to operations and credited to paid-in capital was $9,730. The unexercised warrants expired on January 31, 1999 and operations for the year ended September 30, 1999 were credited for 62,500 representing the reversal of the related expense.

    In December 1994, the Company issued 500,000 units which included one
Class A warrant and one Class B warrant under the terms of a private placement. The terms of the warrants are as follows:

                                   NUMBER OF SHARES   EXERCISE
                                     PER WARRANT       PRICE      EXPIRATION DATE
                                   ----------------   --------   ------------------
Class A..........................         1            $3.50     December 31, 1996
Class B..........................         1              .50*    September 30, 1999

------------------------

*   On November 20, 1998, the exercise price was reduced from $5.00 to $.50.

    The Class A and Class B warrants have expired. No warrants were exercised in Fiscal 1998 or 1997.

    In Fiscal 1999, 215,500 Class B warrants were exercised.

    During Fiscal 1999 the Company issued warrants to three consultants as partial consideration for services in such areas as investment banking and stockholder matters.

    A summary of warrants outstanding at September 30, 2000, follows:

                           OUTSTANDING                       EXPIRATION
ISSUE                       WARRANTS     EXERCISE PRICE         DATE           VESTED
-----                      -----------   --------------   -----------------   --------
Consultant...............    300,000          $1.75*           May 20, 2002    75,000
Consultant...............     75,000          $1.75       February 28, 2004    75,000
Consultant...............      5,000          $1.50           July 23, 2001     5,000
                             -------                                          -------
                             380,000                                          155,000
                             =======                                          =======

------------------------

* Reflects average exercise price for all warrants granted at prices of $1.50, $1.75 and $2.00 for three tiers each of 100,000 warrants.

OPTIONS

    In October 1994, the Company granted options for two officers of the Company to purchase 150,000 shares of common stock each at a price of $1.50 per share, which was in excess of market value at that time. On December 11, 1998, as part of a new consulting agreement with one of the officers,

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED) the exercise price was reduced to $1.10 per share. The options are exercisable over a five year period commencing December 1, 1995. No options were exercised in Fiscal 2000 and 1999.

    In December 1996, the Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to four million (4,000,000) shares of common stock may be issued to officers and employees of the Company upon the exercise of incentive stock options and nonqualified stock options. The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The exercise price of the nonqualified options is established by the stock option committee. All options expire ten years after the date of grant and generally vest as follows; 37% after one year, 67% after two years and fully vest after three years. In the years ended September 30, 1999 and 1998, the Company issued an aggregate of 863,750 options including 725,000 options to three of the Company's officers. During Fiscal year 2000 the Company granted two new officers 15,000 options each at the current market price of $1.50.

                                                   2000                             1999
                                      ------------------------------   ------------------------------
                                                       EXERCISE                         EXERCISE
                                       SHARES           PRICES          SHARES           PRICES
                                      ---------   ------------------   ---------   ------------------
Balance Beginning of Year...........  1,886,875   $      1.01--$3.25   1,051,875   $      1.01--$3.00
Granted.............................     64,000   $      1.50--$3.38     835,000   $      1.75--$3.25
Exercised...........................         --                               --
Cancelled...........................    (33,750)               $2.00          --                   --
                                      ---------                        ---------
Balance at End of Year..............  1,917,125   $      1.01--$3.38   1,886,875   $      1.01--$3.25
                                      =========                        =========

    Of the total outstanding options at September 30, 2000, 300,000 options expire in Fiscal 2001, 689,375 in Fiscal 2007, 28,750 in Fiscal 2008, 835,000 in
Fiscal 2009 and 64,000 in Fiscal 2010. Total options exercisable at
September 30, 2000 were 1,656,005 at a weighted average exercise price of $2.01.

NOTE 15--401(K) PLAN

    The Company has a 401(k) profit sharing plan covering substantially all employees who meet eligibility requirements. Profit sharing expense amounted to $24,601 and $25,354 for the years ended September 30, 2000 and 1999, respectively.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

NOTE 16--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The amounts at which cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities are presented in the balance sheet approximate their fair value due to their short maturities.

    The following table presents the carrying amounts and fair values at September 30 2000, for the following:

                                                              CARRYING
                                                               AMOUNT    FAIR VALUE
                                                              --------   ----------
Notes Receivable............................................  $143,235    $144,660
Notes Receivable--officers..................................  $418,643    $372,878

    The fair values of the above items have been determined based on discounted cash flow using a market rate of interest at the balance sheet date as applicable to comparable items.

    The amount of the capital lease obligations presented in the balance sheet approximate their fair values due to the use of the Company's incremental borrowing rate in determining the liability.

NOTE 17--ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock options granted. No expense was recognized in the year ended September 30, 2000 and 1999. If the Company had elected to recognize expense in the year ended September 30, 2000 and 1999 for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS
No. 123, net income and income per share would have been changed to the pro forma amounts indicated below:

                                                      2000                      1999
                                             -----------------------   -----------------------
                                             AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                             -----------   ---------   -----------   ---------
Net income.................................    $92,090      $80,603      $846,865    $447,458
Income per share...........................    $   .01      $   .01      $    .14    $    .08

    The fair value of the stock options used to compute pro forma net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 27% (1999-38%); risk-free interest rate of 6.0% (1999-6.0%); and an expected holding period of five years.

NOTE 18--BUSINESS SEGMENT INFORMATION

    The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments, and requires disclosures about products, geographic areas and major customers.

    The Company operates in a single segment that provides soft-sided carrying solutions for portable electronic devices. This Carrying-Solution Segment designs and markets products to its customers that include wireless telecommunications, medical and computer companies. The carrying solution segment

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 18--BUSINESS SEGMENT INFORMATION (CONTINUED) operates in geographic regions that include the United States and Europe. Other geographic sales include Australia and Asia. Segments are defined based primarily on the location of the customer. Segment information is as follows:

                                                                   YEARS ENDED
                                                                  SEPTEMBER 30,
                                                              (THOUSANDS OF DOLLARS)
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
Sales:
  United States.............................................  $ 6,594       $ 5,827
  Europe....................................................    7,636        13,958
  Other foreign countries...................................      181           768
                                                              -------       -------
    Total sales.............................................  $14,410       $20,553
                                                              =======       =======
Operating income (loss):
  United States.............................................  $   202       $    72
  Europe....................................................    2,417         4,483
  Other foreign countries...................................      (11)         (101)
  Corporate--unallocated....................................   (2,476)       (2,800)
                                                              -------       -------
    Total operating income..................................  $   132       $ 1,654
                                                              =======       =======

ALLOCATION OF EXPENSES AND ASSETS:

    The Company operates a procurement and quality control center in Hong Kong. The cost of operating the center is allocated to segments based on their percentage of sales. The Company does not allocate taxes, other income, other expense, interest income, interest expense or general and administrative expenses to individual segments.

IDENTIFIABLE ASSETS:

    Identifiable assets by segment are as follows:

                                                                2000       1999
                                                              --------   --------
United States...............................................   $1,805     $1,366
Europe......................................................    1,787      4,583
Other foreign countries.....................................      156        273
Unallocated Corporate.......................................    3,189      3,647
                                                               ------     ------
  Total Assets..............................................   $6,937     $9,869
                                                               ======     ======

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

NOTE 18--BUSINESS SEGMENT INFORMATION (CONTINUED)
MAJOR CUSTOMERS:

    Sales to the Company's major customers for the year ended September 30, 2000 is as follows:

                                                                 % OF SEGMENT
                                                                    REVENUE
                                                              -------------------
                                                                U.S.      EUROPE    COMPANY %
                                                              --------   --------   ---------
Customer 1..................................................      6%        87%        48%
Customer 2..................................................     26%         9%        17%

    No other single customer comprised more than 10% of segment revenues.

NOTE 19--RESTATEMENT

    As a result of a review by the Securities and Exchange Commission ("SEC") of the accounting treatment accorded by the Company to the issuance of 55.4 units in a 1997 private placement, the Company has determined to restate its consolidated balance sheets and consolidated statements of income/operations as of, and for the years ended, September 30, 1999, 1998 and 1997. See Note 14 for a description of the private placement. The restatement is a result of a determination that an alternative method used to value the shares of stock and the convertible notes, comprising the units sold in the private placement, which include the recognition of a beneficial conversion feature of $220,592, was preferable to the method previously used by the Company. The beneficial conversion feature was calculated as the difference between the price at which the Company converted such shares, $.50, and the market price of the Company's stock on the date the debt was issued, $1.81 weighted average, aggregated by the total shares issued. Generally accepted accounting principles limit the amount of the beneficial conversion feature to the face value of the notes, $554,000, less the amount of the discount on the notes previously recognized, $333,408. The change in valuation of the components of the units issued and the recognition of the beneficial conversion feature resulted in an increase of interest expense of $265,912 and the reversal of the extraordinary loss of $277,000 recognized upon conversion of the notes in 1999. Net income increased by $11,088 in the fiscal year ended September 30, 1999. Earnings per share remained at $.14 in 1999.

    The cumulative effect of the restatement resulted in an increase of $288,088 to accumulated deficit at October 1, 1998. The effect of the restatement on the balance sheet at September 30, 1999 was an increase to both accumulated deficit and paid-in capital of $277,000.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                      COLUMN A                         COLUMN B     COLUMN C     COLUMN D     COLUMN E
                                                      BALANCE AT   ADDITIONS                 BALANCE AT
                                                      BEGINNING    CHARGED TO                  END OF
                    DESCRIPTION                        OF YEAR     OPERATIONS   DEDUCTIONS      YEAR
----------------------------------------------------  ----------   ----------   ----------   ----------
Allowance for doubtful accounts

Year ended September 30, 1998.......................   $ 91,333     $19,467            --     $110,800

Year ended September 30, 1999.......................    110,800      23,000            --      133,800

Year ended September 30, 2000.......................   $133,800     $    --       $66,035     $ 67,765

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

               EXHIBIT 11--COMPUTATION OF INCOME PER COMMON SHARE

                                                              YEARS ENDED SEPTEMBER 30,
                                                           --------------------------------
                                                              2000                  1999
                                                           ----------            ----------
NUMERATOR:
    Income from continuing operations:...................  $   92,090            $  846,865
    Preferred dividends..................................          --                    --
                                                           ----------            ----------
                                                               92,090     BASIC     846,865
  Impact of potential common shares
    Convertible debt.....................................          --                    --
                                                           $   92,090   DILUTED  $  845,865
                                                           ==========            ==========
DENOMINATOR:
  Weighted average number of common shares outstanding
    (see schedule).......................................   6,088,516     BASIC   5,751,266
  Impact of potential common shares
    Stock options and warrants...........................     673,368                70,288
                                                           ----------            ----------
                                                            6,761,884   DILUTED   5,821,554
                                                           ==========            ==========

BASIC EPS:
                                                           ----------            ----------
    Income from operations...............................  $      .02            $      .14
                                                           ==========            ==========
DILUTED EPS:
                                                           ----------            ----------
    Income from operations...............................  $      .01            $      .14
                                                           ==========            ==========

                      CALCULATIONS
  STOCK OPTIONS
    TREASURY STOCK METHOD APPLIED TO STOCK OPTIONS:

      Sale of common stock:
        Total options and warrants outstanding...........   1,973,125               450,000
        Average price....................................  $     1.66            $     1.10
                                                           ----------            ----------
      Total..............................................  $3,275,388            $  495,000
                                                           ==========            ==========

      Repurchase of common stock:
        Proceeds.........................................  $3,275,388            $  495,000
        Average stock price..............................  $     2.52            $     1.30
                                                           ----------            ----------
      Shares repurchased.................................   1,299,757               379,712
                                                           ==========            ==========

      Net increase in shares:
        Shares sold......................................   1,973,125               450,000
        Shares repurchased...............................   1,299,757               379,712
                                                           ----------            ----------
      Increase in shares.................................     673,368                70,288
                                                           ==========            ==========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

COMPUTATION OF WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

                                                                     YEAR ENDED SEPTEMBER 30, 2000
                                                              --------------------------------------------
                                                                SHARES      FRACTION OF   WEIGHTED AVERAGE
                     DATES OUTSTANDING                        OUTSTANDING     PERIOD           SHARES
                     -----------------                        -----------   -----------   ----------------
October through November....................................   6,101,641       2/12          1,016,940

Purchase of Treasury Stock..................................     (10,000)
                                                               ---------

December through January....................................   6,091,641       2/12          1,015,274

Purchase of Treasury Stock..................................      (5,000)
                                                               ---------

February....................................................   6,086,641       1/12            507,220

Purchase of Treasury Stock..................................      (2,500)
                                                               ---------

March through September.....................................   6,084,141       7/12          3,549,082
                                                                                             ---------

WEIGHTED AVERAGE SHARES FISCAL 2000.........................                                 6,088,516
                                                                                             =========

                                                                     YEAR ENDED SEPTEMBER 30, 1999
                                                              --------------------------------------------
                                                                SHARES      FRACTION OF   WEIGHTED AVERAGE
                     DATES OUTSTANDING                        OUTSTANDING     PERIOD           SHARES
                     -----------------                        -----------   -----------   ----------------
October through November....................................   4,798,141       2/12            799,690

Conversion of debt to common stock in February..............   1,108,000
                                                               ---------

December through February...................................   5,906,141       3/12          1,476,535

Conversion of Class B Warrants in March.....................      22,000
                                                               ---------

March though May............................................   5,928,141       3/12          1,482,035

Conversion of Class B Warrants in June......................      10,000
                                                               ---------

June through August.........................................   5,938,141       3/12          1,484,536

Conversion of Class B Warrants in September.................     183,500

Purchase of Treasury Shares.................................     (20,000)                      508,470
                                                               ---------

September...................................................   6,101,641       1/12
                                                                                             ---------

WEIGHTED AVERAGE SHARES FISCAL 1999.........................                                 5,751,266
                                                                                             =========

                                 EXHIBIT INDEX

2.  PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LITIGATION OR SUCCESSION

             2.1            Agreement dated June 9, 1994, between the Company and
                            Northeast Looseleaf, Inc. and amendment thereto
                            (incorporated herein by reference to Exhibit 6(i) to the
                            Company's Form 10-SB Registration Statement ("Form 10-SB"))

             2.2            Settlement Agreement dated December 27, 1995, between the
                            Company and Northeast Looseleaf, Inc. et al. (Incorporated
                            herein by reference to Exhibit 2(a)(1) to the Company's
                            Form 10-KSB for the fiscal year ended September 30, 1995)

             2.3            Agreement dated as of April 24, 1995 between the Company and
                            Republic Clear-Thru Acquisition Corp. (incorporated herein by reference to Exhibit 1 to the Company's Form 8-K Report dated April 27, 1995)

3.  ARTICLES OF INCORPORATION AND BY-LAWS

             3.1            Certificate of Incorporation of the Company as amended
                            (incorporated by reference to Exhibit 2(a) to the Form 10-SB)

             3.2            By-Laws (incorporated by reference to Exhibit 2(b) to the
                            Form 10-SB)

             3.3            Amendment to By-Laws (Article I, Section 2) (incorporated by reference to Exhibit 3(c) to the Company's Registration
                            Statement on Form SB-2 filed November 13, 1995 (Reg.
                            No. 33-99338) (the "1995 SB-2 Registration Statement")

             3.4            Certificate of Amendment of Certificate of Incorporation
                            filed by the New York Department of State on August 22,
                            1997.(Incorporated by reference to the Company's Annual
                            Report on Form 10-KSB for the period ended September 30,
                            1997)

4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

             4.1            Form of Subscription Agreement executed in connection with
                            1997 Private Placement November--December, 1994 (transfer
                            restriction) (incorporated by reference to Exhibit 3(a) to the Form 10-SB)

             4.2            Warrant Agreement dated October 20, 1994 between the Company and Mellon Securities Trust Company, including forms of
                            Class A Warrant and Class B Warrant (incorporated by
                            reference to Exhibit 3(b) to the Form 10-SB)

             4.3            Consulting Agreement dated September 26, 1994 between the
                            Company and CWAI Consultants Corp., including form of
                            Warrant; Amendment thereto dated October 13, 1994
                            (incorporated by reference to Exhibit 3(c) to the
                            Form 10-SB)

             4.4            Amendment No. 2 to CWAI Consultants Corp. Warrant
                            (incorporated by reference to Exhibit 2 to the Company's
                            Quarterly Report on Form 10-QSB for the quarter ended
                            March 31, 1995)

             4.5            Restated and Amended CWAI Consultants Corp. Warrant dated
                            November 6, 1995 (incorporated by reference to
                            Exhibit 4(c)(2) to the 1995 SB-2 Registration Statement)

             4.6            CWAI Consultants Corp. Warrant dated December 11, 1995,
                            superseding the Restated and Amended Warrant filed as
                            Exhibit (c)(2) (Incorporated herein by reference to
                            Exhibit 4(c)(3) to the Company's Annual Report on
                            Form 10-KSB for the fiscal year each September 30, 1995.)

             4.7            Form of Registration Rights Agreement executed in connection with 1997 Private Placement. (incorporated by reference to
                            Exhibit 4.3 to the Company's Registration Statement on
                            Form S-3 as filed with the Commission on December 9, 1997)

             4.8            Form of Convertible Promissory Note executed in connection with 1997 Private Placement (incorporated by reference to
                            Exhibit 4.1 to the Company's Registration Statement on
                            Form S-3 as filed with the Commission on December 9, 1997)

             4.9            Form of Warrant executed in connection with 1997 Private
                            Placement. (incorporated by reference to Exhibit 4.2 to the
                            Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)

             4.10           Business Loan and Security Agreement dated April 13, 1998
                            between Forward Industries, Inc., Koszegi Industries, Inc.
                            and Summit Bank (without exhibits) (incorporated by
                            reference to the Company's Current Report on Form 8-K filed with the Commission on May 12, 1998)

9.  VOTING TRUST AGREEMENT--Not applicable

10. MATERIAL CONTRACTS

            10.1            Security Agreement dated September 30, 1997 between Koszegi and Amplaco Group, Inc., ("Amplaco") (incorporated by
                            reference to Exhibit 10(m) to the Company's Annual Report on
                            Form 10-KSB for the period ended September 30, 1997)

            10.2            Subordination Agreement and Assignment executed by Koszegi and delivered to The Bank of New York for the benefit of
                            Amplaco, dated September 30, 1997(incorporated by reference to Exhibit 10(n) to the Company's Annual Report on
                            Form 10-KSB for the period ended September 3, 1997)

            10.3            Agreement of Sublease between Koszegi and Amplaco dated
                            September 30, 1997 (incorporated by reference to
                            Exhibit 10(o) to the Company's Annual Report on Form 10-KSB
                            for the period ended September 30, 1997)

            10.4            License Agreement between Koszegi and Amplaco dated
                            September 30, 1997 (incorporated by reference to
                            Exhibit 10(p) to the Company's Annual Report on Form 10-KSB
                            for the period ended September 30, 1997)

            10.5            Asset Purchase Agreement between Koszegi and Amplaco, dated
                            September 30, 1997 (incorporated by reference to
                            Exhibit 10(q) to the Company's Annual Report on Form 10-KSB
                            for the period ended September 30, 1997)

            10.6            Amendment, dated November 6, 1997 to Warrant Agreement dated as of October 20, 1994 Between the Company and Chase Mellon
                            Shareholder Services (f/k/a Mellon Securities Trust Company)
                            (incorporated by reference to Exhibit 10(r) to the Company's
                            Annual Report on Form 10-KSB for the period ended
                            September 30, 1997)

            10.7            Amendment, dated December 18, 1997 to Warrant Agreement
                            dated as of October 20, 1994 Between the Company and Chase
                            Mellon Shareholder Services (f/k/a Mellon Securities Trust
                            Company) (incorporated by reference to Exhibit 10(s) to the
                            Company's Annual Report on Form 10-KSB for the period ended
                            September 30, 1997)

            10.8            Agreement between the Company, Koszegi and MedCovers, Inc.
                            dated July 31, 1998 regarding contract-manufacturing
                            services to be provided by MedCovers, Inc. and for the
                            purchase of certain assets of Koszegi

            10.9            Employment Agreement effective as of October 1, 1998 between the Company and Jerome E. Ball. incorporated by reference to the Company's 10-KSB Exhibit 4(t) for the period ended
                            September 30, 1999.

            10.10           Consulting Agreement effective as of October 1, 1998 between the Company and Theodore H. Schiffman. incorporated by
                            reference to the Company's 10-KSB Exhibit 4(v) for the
                            period ended ended September 30, 1999.

            10.11           Employment Agreement effective as of October 1, 1998,
                            between the Company and Michael Schiffman. incorporated by reference to the Company's 10-KSB Exhibit 4(W) for the
                            period ended ended September 30, 1999.

16. LETTER ON CHANGE IN CERTIFYING ACCOUNTANT--

            16.1            Incorporated by reference to Exhibit 16.1 to the Company's
                            Current Report on Form 8-K dated June 9, 1997

21  SUBSIDIARIES OF THE SMALL BUSINESS ISSUER

            21.1            Incorporated by reference to Exhibit 21 to the Company's
                            Annual Report on Form 10-KSB for the fiscal year ended
                            September 30, 1995)

23  CONSENT OF EXPERTS AND COUNSEL--

            23.1            Consent of Patrusky, Mintz & Semel

27  FINANCIAL DATA SCHEDULE

            27.1            Submitted herewith and can be found following the audited
                            financial statements.*

------------------------

*   Filed herewith