Form 10KSB40/A
period 1999-09-30
FORWARD INDUSTRIES INC
filed 2001-01-11
CIK 38264

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

                               AMENDMENT NO. 1 TO

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934:

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934:

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-6669

                            FORWARD INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

                  NEW YORK                                 13-1950672
      (State or other jurisdiction of         (I.R.S. Employer Identification No.)
       incorporation or organization)

 1801 GREEN ROAD SUITE E. POMPANO BEACH FL                   11590
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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were: $20,553,192.

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

    As of December 7, 1999, 6,101,641 Shares of the issuer's Common Stock, $.01 par value were outstanding.

    The undersigned registrant hereby amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, as set forth in the pages attached hereto:

                                    PART II

        Item 5: Market For Common Stock and Related Stockholder Matters

        Item 6: Management's Discussion and Analysis or Plan of Operation

        Item 7: Financial Statements

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                                                COMMON STOCK
                                                             -------------------
PERIOD                                                       HIGH BID   LOW BID
------                                                       --------   --------
Fiscal 1999
    First Quarter..........................................   $1.06      $ .63
    Second Quarter.........................................    1.81        .69
    Third Quarter..........................................    1.81       1.00
    Fourth Quarter.........................................    3.56       1.25
Fiscal 1998
    First Quarter..........................................   $1.84      $ .53
    Second Quarter.........................................    3.62       2.25
    Third Quarter..........................................    3.50       2.31
    Fourth Quarter.........................................    3.00        .87

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

                                                              CLASS B WARRANTS
                                                             -------------------
PERIOD                                                       HIGH BID   LOW BID
------                                                       --------   --------
Fiscal 1999
    First Quarter..........................................   $ .05        .05
    Second Quarter.........................................     .10        .10
    Third Quarter..........................................     .50        .13
    Fourth Quarter.........................................    1.06        .94
Fiscal 1998
    First Quarter..........................................   $1.25       $.63
    Second Quarter.........................................      --         --
    Third Quarter..........................................    1.00         --
    Fourth Quarter.........................................     .75        .68

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

    The following discussion and analysis compares the results of the Company's continuing operations for the years ended September 30, 1999 ("Fiscal 1999 Period), 1998 ("Fiscal 1998") and 1997 ("Fiscal 1997"). The information and comparative data presented herein reflects the elimination of the Company's advertising specialties division (the "Advertising Specialties division").

    As a result of a review by the Securities and Exchange Commission ("SEC") of the accounting treatment accorded by the Company to the issuance of 55.4 units in a 1997 private placement, the Company has determined to restate its consolidated balance sheets and consolidated statements of income/operations as of, and for the years ended, September 30, 1999, 1998 and 1997. The restatement is the result of a determination that an alternative method used to value the shares of stock and the convertible notes, comprising the units sold in the private placement, which includes the recognition of a beneficial conversion feature of $220,592 and an additional debt discount of $333,408, was preferable to the method previously used by the Company. The beneficial conversion feature was calculated as the difference between the price at which the Company converted such shares, $.50, and the market price of the Company's stock on the date the debt was issued, $1.81 weighted average, aggregated by the total shares issued. Generally accepted accounting principles limit the amount of the beneficial conversion feature to the face value of the notes, $554,000, less the amount of the debt discount on the notes $333,408.

    The recognition of the additional debt discount and the beneficial conversion feature had the following effects on net income (loss):

                                                                 PER SHARE DATA
                                                    -----------------------------------------
                            NET INCOME (LOSS)              BASIC                DILUTED
     YEARS ENDED        -------------------------   -------------------   -------------------
    SEPTEMBER 30,       AS REPORTED    RESTATED     REPORTED   RESTATED   REPORTED   RESTATED
---------------------   -----------   -----------   --------   --------   --------   --------
    1997                $   139,434   $   101,246    $ .04      $ .03      $ .04      $ .03
    1998                ($1,078,776)  ($1,328,676)   ($.23)     ($.29)     ($.23)     ($.29)
    1999    *           $   835,777   $   846,865    $ .14      $ .14      $ .14      $ .14

------------------------

* The 1999 figures originally reported a $277,000 extraordinary item associated with the conversion of the notes into common shares. As a result of the restatement, that amount was reversed and a beneficial conversion expense of $220,592 and a debt discount of $45,320 recorded as ordinary interest expense. All other changes are a result of amortizing the additional debt discount.

    The cumulative effect of the restatement on the balance sheet at September 30, 1999 was an increase to both accumulated deficit and paid-in capital of $277,000. All amounts presented herein have incorporated the restatement.

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

    General and administrative expenses decreased as a percentage of net sales to 14% in Fiscal 1999 from 17% in Fiscal 1998, while the dollar amount increased $546,600 (24%) to $2,800,000 in Fiscal 1999 from $2,253,400 in Fiscal 1998. The increase in the general and administrative expenses related primarily to compensation associated with the Company's senior management, and particularly to bonuses, which were predicated on operating performance measures.

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

TWELVE MONTHS ENDED SEPTEMBER 30, 1998 ("FISCAL 1998") COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1997 ("FISCAL 1997").

    The Company's net profit (loss) decreased from $101,200 in Fiscal 1997 to a loss of ($1,328,700) in Fiscal 1998, a decrease of $1,429,900. The decrease in Fiscal 1998 was primarily related to two non-recurring items, a restructuring charge of $897,400 and officers severance of $350,000, described below. Basic and diluted earnings per share decreased from a profit of $.03 to a loss of $.29 in Fiscal 1998.

REVENUES

    Net sales increased $292,600 (2%) to $13,028,900 in Fiscal 1998, from $12,736,300 in Fiscal 1997. Custom case sales increased by $658,900, which was partially offset by a decrease of $366,300 from the Company's Terrapin line. The decrease in retail Terrapin-Registered Trademark- sales is partially the result of an initial stocking position ordered by one customer during Fiscal 1997 which did not reoccur in Fiscal 1998, however generally the sales of Terrapin have not met expectations. The Company is currently evaluating business strategies for its computer case product line. Higher custom case sales reflect increased demand primarily from two of the Company's major customers, as well as selected new accounts.

OPERATING INCOME

    Consolidated income (loss) from continuing operations before tax decreased by $2,266,200 to a loss of ($1,262,700) in Fiscal 1998 from a profit of $1,003,500 in Fiscal 1997. The decrease relates, in part, to two non-recurring charges to operations; the first, for $897,400 relates to restructuring charges associated with the shutdown of the Company's factory in South Bend, Indiana, and the second, for $350,000 for severance amounts payable to the Company's Chief Executive Officer.

    In addition, gross profit decreased $688,400 to $3,707,600 in Fiscal 1998 from $4,396,000 in Fiscal 1997. The gross profit percent decreased from 34.5% in Fiscal 1997 to 28.5% in Fiscal 1998. The decrease is attributable primarily to the Company's Terrapin-Registered Trademark- line where competitive costs of retail selling, as well as selected inventory reserves caused a decrease in gross profit of $409,000. The custom case line gross profit deceased $279,400 as a result of certain inventory reserves in Fiscal 1998 due to certain high margin orders received in Fiscal 1997.

    Selling expenses increased by $68,300 (5%) from $1,371,400 in Fiscal 1997 to $1,439,700 in Fiscal 1998. The ratio of selling expenses to net sales was 11% in both Fiscal 1998 and 1997. The increase in selling expenses in Fiscal 1998 was primarily the result of an increase in commissions.

    General and administrative expenses, increased as a percentage of net sales, from 16% in Fiscal 1997 to 17% in Fiscal 1998, while the amount increased $268,800 (14%) to $2,253,400 in Fiscal 1998 from $1,984,600 in Fiscal 1997. The increase in general and administrative expenses is attributable, in part, to the accounting treatment related to the sale of the business which represented discontinued operations. This business was sold effective September 30, 1997. For accounting purposes, a portion of certain of Fiscal 1997 salaries, professional fees, telephone and other related administrative expenses were allocated to this business and included in the discontinued operations, not in general and administrative expenses. Upon the divestment of this business line, the remaining business absorbed all of such costs as general and administrative expenses. As a result, Fiscal 1998 numbers appear to increase substantially. In addition, there were increases in travel ($42,000) relating to overseas business, and professional fees ($77,000) in part due to employment contracts, potential acquisitions, and the MedCovers Inc. production contract.

    Restructuring charges of $897,400 were incurred in Fiscal 1998 relating to the shutdown of the Company's South Bend, Indiana production facility. The majority of the Company's products are manufactured overseas and the plant was operating at substantially below its capacity.

    Severance expense to a co-founder of the Company was recorded in the amount of $350,000 in Fiscal 1998 Fiscal; no comparable amount was included in Fiscal 1997 Fiscal.

OTHER INCOME

    Total interest expenses increased by $349,000 to $529,700 in Fiscal 1998 from $180,700 in Fiscal 1997. The increase is due to, interest associated with the indebtedness issued in connection with the Company's 1997 Private Placement including amortization of debt discount in Fiscal 1998 in the amount of $249,900 and the Company's new bank credit line which are included in interest expense.

    The Company's rental building in Brooklyn, New York was not leased during Fiscal 1997 or rented in Fiscal 1998. Rental income--net decreased to a loss of $60,700 in Fiscal 1998 from a loss of $106,200 in Fiscal 1997. This property was sold in December 1997. [See discussion below.]

    Interest and other income--net increased $835,800 in Fiscal 1998 from Fiscal 1997 resulting primarily from the sale of property described above. The Company recorded a pretax gain on this sale of approximately $669,000.

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

LIQUIDITY AND CAPITAL RESOURCES

    In Fiscal 1999, $700,200 of cash was generated by operating activities. This increase in operating funds resulted primarily from net income of $835,800, an increase in accounts payable and accrued expenses of $1,086,000; the add back of a beneficial intgerest charge of $220,600; a decrease in deferred taxes of $335,000 and a decrease in prepaid and other assets, net, of $73,900. Offsetting these amounts was an increase in accounts receivable of $1,842,600. Credit terms to customers are generally net thirty days from shipment of product to a customer. In certain situations, the Company may warehouse inventory at customer specified locations to expedite delivery and invoice upon issuance from the warehouse.

    Net investing activities in Fiscal 1999 provided cash of $50,500. The Company collected $342,400 of notes receivable, which arose from the sale of its discontinued operations in 1997, $32,300 of loans made to its officers, and received $51,100 from the sale of assets. In Fiscal 1999, the Company purchased $375,300 of property, plant and equipment.

    Financing activities in Fiscal 1999 used cash of 261,000. Funds were used for repayment of indebtedness under the bank credit line of $248,300, note payments to a related party of $42,700 and $14,800 for expenses in connection with the note conversion described below and debt costs. The Company also repurchased 20,000 shares of its Common Stock in open market transactions, aggregating a cost of $63,000. Offsetting these amounts were the exercise of Class B warrants into common shares. Prior to their expiration on September 30, 1999, 215,500 Class B Warrants were exercised at $.50 per share, into 215,500 common shares aggregating $107,800.

    In December 1997, the Company consummated Fiscal 1997 Private Placement of Units. Each Unit was comprised of (i) 30,000 shares of Common Stock, (ii) one Private Placement Warrant to purchase up to 30,000 shares of Common Stock at $4.00 per share and (iii) one unsecured convertible promissory note. The "Note" in the principal amount of $10,000, bearing interest at a rate of 10% per annum (convertible at the sole option of the Company under certain circumstances, into 20,000 shares of Common Stock and one Private Placement Warrant) maturing on December 4, 1998. A total of 55.4 Units were sold for $25,000 per unit, aggregating gross proceeds of $1,385,000. Included in the Units sold was $554,000 aggregate principal amount of debt which was discounted $333,400. A commission in the amount of $169,000 was paid by the Company in connection with such sales. The sales were made to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. On December 4, 1998, the Company exercised its option to convert $554,000 of debt into 1,108,000 shares of Common Stock and Warrants to purchase 1,662,000 shares of Common Stock (such Warrants expired on March 15, 1999 and are no longer outstanding), and paid accumulated interest on the Notes of approximately $72,000.Upon conversion, the Company recorded a one time, non-cash interest charge of $220,600 which reflects the beneficial conversion features of the transaction. Certain officers and directors participated in this transaction.

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

    The Company, like many others which own computer software, was required to address the issue of software applications which are unable to recognize "OO' in their program code. The Company evaluated alternatives to resolve this problem and concluded that acquiring a new data system, rather than upgrading its existing systems and applications, was of greater long-term value. The Company expended approximately $150,000 during fiscal 1999, encompassing the cost of new hardware and software. Such amounts were paid from existing cash. The Company incurred internal staff costs associated with training. Cost of staff time was expensed as incurred, while cost of the new system is being capitalized and amortized over its useful life. The Company believes its data systems are Year 2000 compliant.

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

    The Company did not incur any other long-term debt in Fiscal 1999. At September 30, 1999, there was no long-term debt and all installment note and capital lease payments were made on a timely basis.

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

POSSIBLE INABILITY TO REALIZE BENEFIT OF DEFERRED INCOME TAX ASSETS.

    The Company's balance sheet at September 30, 1999 includes deferred tax assets aggregating $1,414,000 or approximately 14% of the Company's total assets, which $502,600 is classified as current. To the extent that the Company's operations are not profitable, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at September 30, 1999, the Company's shareholders' equity at such date of $5,115,300 would have been reduced by $1,414,000 to a shareholders' equity of $3,701,300.

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

ITEM 8--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 20, 2001                                FORWARD INDUSTRIES, INC.

                                                       By:             /s/ DOUGLAS W. SABRA
                                                            -----------------------------------------
                                                                         Douglas W. Sabra
                                                            CHIEF FINANCIAL OFFICER AND VICE PRESIDENT
                                                            (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                                                       ACCOUNTING OFFICER)

ITEM 7--FINANCIAL STATEMENTS

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                                   REPORT ON
                       CONSOLIDATED FINANCIAL STATEMENTS
                         YEAR ENDED SEPTEMBER 30, 1999
                                    CONTENTS

                                                                     PAGE
                                                              -------------------
INDEPENDENT AUDITORS' REPORT................................                  F-2

CONSOLIDATED BALANCE SHEETS.................................                  F-3

CONSOLIDATED STATEMENTS OF OPERATIONS.......................                  F-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME.............                  F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY....................................................                  F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS.......................            F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................           F-9 - F-23

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS............                 F-24

EXHIBIT 11 -- COMPUTATION OF INCOME PER COMMON SHARE........          F-25 - F-27

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS'
FORWARD INDUSTRIES, INC.
WESTBURY, NEW YORK

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

    We have audited Schedule II and Exhibit 11 of the Company for the year ended September 30, 1999 and 1998 included in Fiscal 1999 annual report of the Company on Form 10-KSB. In our opinion, the schedule and exhibit present fairly the information required to be set forth therein.

    As discussed in Note 20, the accompanying financial statements for the year ended September 30, 1998 and September 30, 1999 have been restated.

                                                            /s/ Patrusky, Mintz & Semel
                                                            -------------------------------------------
                                                            PATRUSKY, MINTZ & SEMEL
                                                            CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
December 7, 1999 except for
  Note 20, as to which the
  date is December 8, 2000.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1999

                      ASSETS (NOTE 8)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $1,210,762
  Accounts receivable, less allowance for doubtful accounts
  of $133,800...............................................   4,738,263
  Inventories (Note 3)......................................     992,064
  Notes receivable--current portion (Note 4)................     227,858
  Notes and loans receivable--officers--current portion
  (Note 6)..................................................      28,490
  Prepaid expenses and other current assets (Note 7)........     441,002
  Deferred income taxes (Note 11)...........................     502,632
                                                              ----------
    Total current assets....................................   8,141,071
                                                              ----------
PROPERTY, PLANT AND EQUIPMENT--net--(Note 5)................     492,427
                                                              ----------
OTHER ASSETS:
  Deferred income taxes (Note 11)...........................     911,395
  Note receivable--net of current portion (Note 4)..........     126,284
  Deferred debt costs.......................................      25,769
  Notes and loans receivable--officers--net of current
  portion (Note 6)..........................................      55,471
  Other assets..............................................      73,764
                                                              ----------
    Total other assets......................................   1,192,683
                                                              ----------
TOTAL ASSETS................................................  $9,826,181
                                                              ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Acceptances due to bank (Note 8)..........................  $  995,852
  Accounts payable..........................................   2,301,557
  Accrued expenses and other current liabilities (Note
    10).....................................................   1,298,466
  Accrued severance to officer..............................     115,000
                                                              ----------
    Total current liabilities...............................   4,710,875
                                                              ----------

COMMITMENTS (Note 12)

STOCKHOLDERS' EQUITY:
  Preferred stock, 4,000,000 authorized shares, par value
    $.01; none issued.......................................          --
  Common stock, 40,000,000 authorized shares, par value
    $.01; issued 6,286,531 shares
    (including 184,890 held in treasury) (Note 14)..........      62,865
  Paid-in capital...........................................   7,679,768
  Accumulated deficit.......................................   2,325,569
  Foreign currency adjustment...............................        (589)
                                                              ----------
                                                               5,416,475
  Less: Cost of shares in treasury..........................     301,169
                                                              ----------
    Total stockholders' equity..............................   5,115,306
                                                              ----------
TOTAL LIABILITES AND STOCKHOLDERS' EQUITY...................  $9,826,181
                                                              ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
NET SALES...................................................  $20,553,192   $13,028,888
COST OF GOODS SOLD..........................................   14,307,809     9,351,053
                                                              -----------   -----------
GROSS PROFIT................................................    6,245,383     3,677,835
                                                              -----------   -----------
OPERATING EXPENSES:
  Selling...................................................    1,791,043     1,439,734
  General and administrative................................    2,800,011     2,253,370
  Restructuring charge (Note 2).............................      897,383            --
  Severance to officer (Note 12)............................           --       350,000
                                                              -----------   -----------
                                                                4,591,054     4,940,487
                                                              -----------   -----------
INCOME (LOSS) FROM OPERATIONS...............................    1,654,329    (1,262,652)
                                                              -----------   -----------
OTHER INCOME (DEDUCTIONS):
  Interest expense..........................................     (337,646)     (529,725)
  Interest expense--related parties.........................       (1,709)      (22,529)
  Interest income...........................................       79,553        54,922
  Rental income--net........................................           --       (60,730)
  Other income (deductions)--net............................     (152,660)      772,186
                                                              -----------   -----------
                                                                 (412,462)      214,124
                                                              -----------   -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.............    1,241,865    (1,048,528)
PROVISION FOR INCOME TAXES (Note 11)........................      395,000       280,148
                                                              -----------   -----------
NET INCOME (LOSS)...........................................  $   846,865   ($1,328,676)
                                                              ===========   ===========
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
  (Note 17):
  Basic:
    Income (loss)...........................................  $      . 14   $      (.29)
                                                              ===========   ===========
  Diluted:
    Income (loss)...........................................  $       .14   $      (.29)
                                                              ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING (Note 17)..............................
  Basic.....................................................    5,751,266     4,650,641
                                                              ===========   ===========
  Diluted...................................................    5,821,554     4,650,641
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

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              YEARS ENDED SEPTEMBER 30
                                                              ------------------------
                                                                1999          1998
                                                              ---------   ------------
NET INCOME (LOSS)...........................................  $846,865    $(1,328,676)

COMPREHENSIVE ADJUSTMENT-Foreign translation:...............    17,128        (17,717)
                                                              --------    -----------

COMPREHENSIVE INCOME (LOSS).................................  $863,993     (1,346,393)
                                                              ========    ===========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                YEAR ENDED SEPTEMBER 30, 1998
                            -----------------------------------------------------------------------------------------------------
                                       COMMON STOCK                                                           TREASURY STOCK
                            ----------------------------------                 RETAINED                   -----------------------
                                                                               EARNINGS       FOREIGN
                                         NUMBER OF                PAID-IN       (ACCUM.      CURRENCY     NUMBER OF
                              TOTAL        SHARES      AMOUNT     CAPITAL      DEFICIT)     ADJUSTMENT      SHARES       AMOUNT
                            ----------   ----------   --------   ----------   -----------   -----------   ----------   ----------
BALANCE
October 1, 1997 as
  previously reported.....  $4,228,694   4,303,031    $43,030    $6,229,347   $(1,805,570)         --      (164,890)   $ (238,113)
                            ----------   ---------    -------    ----------   -----------    --------      --------    ----------
Adjustment for debt
  discount................     163,108          --         --       201,296       (38,188)         --            --            --
                            ----------   ---------    -------    ----------   -----------    --------      --------    ----------
October 1, 1997, as
  restated................   4,391,802   4,303,031    $43,030    $6,430,643   $(1,843,758)         --      (164,890)   $ (238,113)
Common stock issued in
  connection with private
  placement (note 14).....     424,612     585,000      5,850       418,762            --          --            --            --
Deferred offering costs...     (94,774)         --         --       (94,774)           --          --            --            --
Exercise of options.......     121,500      75,000        750       120,750            --          --            --            --
Issuance of warrants for
  services rendered (Note
  14).....................       9,730          --         --         9,730            --          --            --            --
Foreign currency
  translation
  adjustment..............     (17,717)         --         --            --            --     (17,717)           --            --
Net loss..................  (1,328,676)         --         --            --    (1,328,676)         --            --            --
                            ----------   ---------    -------    ----------   -----------    --------      --------    ----------
BALANCE
September 30, 1998........  $3,506,477   4,963,031    $49,630    $6,885,111   $(3.172.434)   $(17,717)     (164,890)   $ (238,113)
                            ==========   =========    =======    ==========   ===========    ========      ========    ==========

                                                                YEAR ENDED SEPTEMBER 30, 1999
                            -----------------------------------------------------------------------------------------------------
BALANCE
October 1, 1998,..........   3,506,477   4,963,031    $49,630     6,885,111    (3,172,434)    (17,717)     (164,890)     (238,113)
Common stock issued in
  connection with
  conversion of notes
  payable.................     554,000   1,108,000     11,080       542,920            --          --            --            --
Offering costs of
  conversion of debt to
  equity..................     (11,950)         --         --       (11,950)           --          --            --            --
Beneficial charge related
  to note conversion (Note
  14).....................     220,592          --         --       220,592            --          --            --            --
Exercise of Class B
  Warrants................     107,750     215,500      2,155       105,595            --          --            --            --
Shares repurchased in
  open-market
  transactions............     (63,056)         --         --            --            --          --       (20,000)      (63,056)
Reversal of expense for
  Warrants issued for
  services which lapsed
  (Note 14)...............     (62,500)         --         --       (62,500)           --          --            --            --
Foreign currency
  translation
  adjustment..............      17,128          --         --            --            --      17,128            --            --
Net Income................     846,865          --         --            --       846,865
                            ----------   ---------    -------    ----------   -----------    --------      --------    ----------
BALANCE
September 30, 1999........  $5,115,306   6,286,531    $62,865    $7,679,768   $(2,325,569)   $   (589)     (184,890)   $ (301,169)
                            ==========   =========    =======    ==========   ===========    ========      ========    ==========

------------------------------

Note- Preferred stock is not shown as no shares have been issued.

   The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                                 1999               1998
                                                              ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  846,865         $(1,328,676)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) continuing operations:
  Beneficial interest charge................................     220,592                 --
  Gain on sale of property and equipment....................     (68,299)          (668,962)
  Amortization of note discount.............................      45,320            249,900
  Depreciation and amortization.............................     132,566            247,733
  Deferred taxes............................................     335,000            261,448
  Reduction of property and equipment to net realizable
    value...................................................          --            202,096
  Non-cash compensation (reversal)..........................     (62,500)             9,730
  Changes in assets and liabilities:
    Accounts receivable.....................................  (1,831,420)           (18,250)
    Inventories.............................................      91,598           (148,650)
    Prepaid expenses and other current assets...............      73,903           (182,134)
    Other assets............................................     (14,352)            52,836
    Accounts payable........................................   1.085,985           (721,327)
    Accrued severance to officer............................    (235,000)           350,000
    Accrued expenses and other current liabilities..........      79,892            731,770
                                                              ----------         ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........     700,150           (962,286)
                                                              ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of division............................          --            492,785
  Proceeds from sale of property and equipment..............      51,130            824,356
  Proceeds from notes and loans receivable..................     342,446            275,436
  Proceeds from collections from officers...................      32,312             53,083
  Purchases of property, plant and equipment................    (375,335)          (160,159)
                                                              ----------         ----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.........      50,553          1,485,501
                                                              ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) short-term borrowings.........    (248,251)          (131,002)
  Proceeds from long-term notes.............................          --             10,000
  Payments of long-term notes...............................          --           (234,697)
  Payments of mortgage......................................          --         (1,057,748)
  Payments of note payable--related party...................     (42,670)           (46,030)
  Proceeds from issuance of stock...........................     107,750            414,000
  Purchase of Treasury Shares...............................      63,056)                --
  Deferred offering costs...................................     (11,950)           (27,832)
  Deferred debt cost........................................      (2,812)           (93,469)
                                                              ----------         ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    (197,933)        (1,166,778)
                                                              ----------         ----------

EFFECT OF EXCHANGE RATE CHANGES.............................      17,128            (17,717)
                                                              ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     506,842           (661,280)

CASH AND CASH EQUIVALENTS--beginning........................     703,920          1,365,200
                                                              ----------         ----------

CASH AND CASH EQUIVALENTS--ending...........................  $1,210,762         $  703,920
                                                              ==========         ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                                 1999            1998
                                                              ----------       ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................  $  69,913        $171,695
    Income taxes............................................  $   6,258        $ 13,145

SCHEDULES OF NON-CASH ACTIVITIES:
    Warrants issued (lapsed) for services rendered..........  $ (62,500)       $  9,730
    Forgiveness of mortgage debt............................         --          55,529
    Offset of deferred offering costs to be paid in
      capital...............................................         --          66,942
    Issuance of promissory notes upon closing of private
      placement units.......................................         --         185,000
    Issuance of note receivable for amounts due on sale of
      division..............................................         --          80,000
    Conversion of debt into equity..........................    554,000              --
    Sale of property and equipment held for sale............    171,369              --

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

                               SEPTEMBER 30, 1999

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

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

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

NOTE 2--RESTRUCTURING CHARGE IN FISCAL 1998

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

    In the fourth quarter of Fiscal 1998, the Company recorded a restructuring charge of approximately $897,000 ($.19 per basic share) in connection with the closing of its production facility. The primary components of that charge were severance and employee benefit costs for the elimination of manufacturing and administrative support positions $360,000, the impairment of leasehold improvements to a leased building, $131,000, and office equipment of $71,000, factory related expenses incurred during the shutdown $285,000 and other costs $50,000. The building improvements were discarded upon termination of the lease and the office equipment was held for use, until disposed, in June, 1999. The Company used appraisals, which were prepared by third party valuation experts, to determine the realizable value for assets that were marked down to fair market value. Subsequent sales of such assets were based on this appraisal. Factory related expenses included property tax payments subsequent to the shutdown, and repairs to the building, which had no future economic value and were

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

NOTE 2--RESTRUCTURING CHARGE IN FISCAL 1998 (CONTINUED) properly accrued. The total number of employees that were terminated as a result of the shutdown in February 1998 were sixty-two. All employees had been notified months prior to the impending shutdown and the accrual of their severance and benefits. At September 30,1999, all of the charges have been expended, except one item, which the Company believes will not exceed $100,000. Such amount is fully reserved.

NOTE 3--INVENTORIES

    Inventories at September 30, 1999 are comprised of the following:

Finished goods..............................................  $957,402
Raw materials and supplies..................................    34,662
                                                              --------
                                                              $992,064
                                                              ========

NOTE 4--NOTES RECEIVABLE

    Notes receivable consist of the following at September 30, 1999:

Two non-interest bearing promissory notes received as part
  of the sale of the Company's Advertising Specialties
  division on September 30, 1997; originally payable in
  equal monthly installments of $23,611 commencing in
  October 1997, and $2,879 commencing January 1998, through
  September 2000. In July 1999, remaining amounts were
  combined into monthly installments of $14,733 over 24
  months. Interest on the notes has been imputed at a rate
  of 12 1/2% per annum. The note is secured by the assets
  sold by the Company, and a personal guarantee of
  $200,000..................................................  $277,355

Subordinated note received as part of the sale of certain
  assets of its Republic division in April 1994; originally
  payable in monthly installments of $5,833 plus interest at the prime rate (not to exceed 9%) through May 2000.
  Revised in January 1999 to 12 monthly installments of
  $2,917 commencing in April 1999, with a balloon payment of
  $59,288 in May 2000.......................................    76,787
                                                               354,142
Less: current maturities                                       227,858
                                                              --------
                                                              $126,284
                                                              ========

    Maturities of notes receivable are as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,                                                  AMOUNT
------------------                                            --------
2000........................................................  $227,858
2001........................................................   126,284
                                                              --------
                                                              $354,142
                                                              ========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

NOTE 4--NOTES RECEIVABLE (CONTINUED)
Interest income on the above notes receivable amounted to $57,051 and $105,211 for the years ended September 30, 1999 and 1998, respectively.

NOTE 5--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at September 30, 1999 consists of the following:

                                                                         ESTIMATED USEFUL LIVES
                                                                         ----------------------
Land........................................................  $ 25,000
Building and building improvements..........................   215,341   10--20 years
Furniture, fixtures, and computer equipment.................   290,919   5--10 years
Leasehold improvements......................................    64,988   *
Transportation equipment....................................    63,067   3 years
                                                              --------
                                                               659,315
Less: Accumulated depreciation and amortization.............   166,888
                                                              --------
                                                              $492,427
                                                              ========

------------------------

* Leasehold improvements are amortized on the straight-line method over the terms of the leases or the estimated lives of the improvements, if shorter.

    Depreciation expense amounted to $70,362 and 140,541 for the years ended September 30, 1999 and 1998, respectively.

NOTE 6--NOTES AND LOANS RECEIVABLE--OFFICERS

    At September 30, 1999 notes and loans receivable--officers consist of the following amounts, which had been provided to officers for personal needs and not for the acquisition of stock or options:

Note receivable in amounts of $10,000 per year, paid by the
  end of each fiscal year from September 1996 through
  September 2000 plus interest at 7% per annum..............  $10,000
Note receivable in amounts of $18,490 per year, paid by the
  end of each fiscal year from September 1999 until such
  balance is paid plus interest at 6% per annum.............   73,961
                                                              -------
                                                               83,961
Less: Current maturities....................................   28,490
                                                              -------
                                                              $55,471
                                                              =======

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

NOTE 6--NOTES AND LOANS RECEIVABLE--OFFICERS (CONTINUED)
    Maturities of notes and loans receivable--officers are as follows:

FISCAL YEAR ENDING SEPTEMBER 30,
--------------------------------
2000........................................................  $28,490
2001........................................................   18,490
2002........................................................   18,490
2003........................................................   18,491
                                                              -------
                                                              $83,961
                                                              =======

    Interest income on the above notes and loans amounted to $6,597 and $10,433 for the years ended September 30, 1999 and 1998, respectively.

NOTE 7--PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets at September 30, 1999 consist of the following:

Non-trade receivables.......................................  $298,800
Prepaid insurance...........................................   116,832
Sundry others...............................................    25,370
                                                              --------
                                                              $441,002
                                                              ========

NOTE 8--DEBT

BORROWINGS UNDER CREDIT LINE--BANK

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

                               SEPTEMBER 30, 1999

NOTE 9--MORTGAGE PAYABLE

    The Company owned a building in Brooklyn, New York which was sold in December 1997. The proceeds of $830,000 and working capital were used to repay the balance of the mortgage. The Company recognized a profit of approximately $669,000 on the sale. Interest expense on the mortgage amounted to $31,493, for fiscal ended September 30, 1998.

    Depreciation on the building, which is included in rental income, amounted to $4,130 for fiscal year ended September 30, 1998.

NOTE 10--ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities at September 30, 1999 consist of the following:

Accrued expenses related to restructuring...................  $  152,334
Accrued expenses to vendors and others......................     526,717
Accrued vacation............................................      64,107
Accrued bonuses.............................................     495,308
Income taxes payable........................................      60,000
                                                              ----------
                                                              $1,298,466
                                                              ==========

NOTE 11--INCOME TAXES

    The components of the deferred tax assets and liabilities at September 30, 1999 are as follows:

Current:
  Accounts receivable.......................................  $   45,492
  Inventory.................................................     197,380
  Accrued expenses..........................................     259,760
  Valuation allowance.......................................          --
                                                              ----------
                                                                 502,632
                                                              ----------
Non-current:
  Net operating losses......................................   1,260,357
  Property, plant and equipment.............................      24,438
  Contribution carryover....................................      13,600
  Valuation allowance.......................................    (387,000)
                                                              ----------
                                                                 911,395
                                                              ----------
Net deferred tax asset......................................  $1,414,567
                                                              ==========

    At September 30, 1999 a valuation allowance is provided as it is uncertain if certain deferred tax assets will be fully utilized.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

NOTE 11--INCOME TAXES (CONTINUED)
    Provision (credit) for income taxes for the years ended September 30, consists of the following:

                                                            1999       1998
                                                          --------   --------
Current tax expense.....................................  $ 60,000   $ 18,700
Deferred tax expense....................................   528,000   (218,164)
Change in valuation allowance...........................  (193,000)   479,612
                                                          --------   --------
                                                           395,000    280,148

    Reconciliation of statutory rate to effective income tax rate is as follows:

                                                                    YEARS ENDED
                                                                   SEPTEMBER 30,
                                                               ----------------------
                                                                 1999          1998
                                                                 ----          ----
Continuing operations:
  At federal statutory rate..............................        34.0%         34.0%
  Effect of:
    Temporary and permanent differences..................        (5.2)        (65.7)
    Net operating loss carryforwards.....................       (28.9)         31.7
    Deferred income taxes................................        22.2          32.7
    Miscellaneous........................................         4.1           2.4
                                                                -----         -----
                                                                 26.2%         35.1%
                                                                =====         =====

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

    Minimum rental commitments under such leases for future fiscal years are summarized below:

YEARS ENDED SEPTEMBER 30,
-------------------------
2000........................................................  $186,128
2001........................................................    63,528
2002........................................................    47,646
                                                              --------
                                                              $297,302
                                                              ========

EMPLOYMENT CONTRACTS

    Effective October 1, 1997, the Company entered into an employment agreement with its chief executive officer through September 30, 2000. The agreement provided for an annual salary of $275,000 plus annual bonus compensation generally equal to 5% of net pre-tax annual income of the Company in excess of $1,000,000. Effective December 11, 1998, this employment agreement was terminated and

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

NOTE 12--COMMITMENTS (CONTINUED)
the Company entered into a consulting agreement with the officer, with payments under the new agreement beginning January 1 1999. Pursuant to this agreement, the officer receives an annual consulting fee of $200,000 for a period of five years, ending December 10, 2003. The officer also received severance payments totaling $350,000, of which $200,000 was paid on January 1, 1999, $35,000 on September 30, 1999, and $115,000 is payable on the fifteen months anniversary, January 1, 2000. In addition, effective December 11, 1998, the exercise price of his 450,000 options was reduced to $1.10 per share.

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

    Effective November 1, 1997, the Company entered into an employment agreement with its executive vice president through October 31, 2000 at an annual salary of $150,000, plus annual bonus compensation generally equal to 7.5% of net annual pre-tax income of the Company in excess of $1,000,000. In April 1998, the officer was elected president (see below). Effective October 1, 1998, the Company and this executive agreed to a new contract which contained the following provisions; annual salary of $230,000, bonus equal to 3 percent of sales above $13,000,000, and additional stock options vested based on sales performance levels during the term of the agreement. Such options are priced at marked value on the date of vesting and can be a maximum of 600,000 if sales levels of $21,000,000 are reached. During the fiscal year ended September 30, 1999, the Company made prepayments of $25,828 and accrued $194,172 in connection with this bonus, and 200,000 options vested at a pice of $1.88 (vested on the date sales reached $16,000,000) and 200,000 at $3.25 (vested on the date sales reached $18,500,00).

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

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

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

NOTE 14--STOCKHOLDERS' EQUITY

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

    In connection with this conversion, the Company recorded a non-cash, interest charge of approximately $220,600. This amount represents a beneficial conversion feature and was calculated as the difference between the price at which the Company converted such shares ($.50), and the market price of the Company's stock on the date the debt was issued ($1.81 weighted averaged), aggregated by the total shares issued. Current accounting rules limit the amount of the beneficial conversion feature to the face value of the notes ($554,000), less the amount of discount on the notes previously

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED) recognized ($333,400). No tax benefit was recorded in connection with this interest charge as it is not deductible for federal income taxes..

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

    In December 1994, the Company issued 500,000 units which included one
Class A warrant and one Class B warrant under the terms of a private placement. The terms of the warrants are as follows:

                         NUMBER OF SHARES    EXERCISE
                            PER WARRANT        PRICE      EXPIRATION DATE
                         -----------------   ---------   ------------------
Class A................          1             $3.50     December 31, 1996
Class B................          1               .50*    September 30, 1999

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

    A summary of warrants outstanding at September 30, 1999, follows:

                          OUTSTANDING   EXERCISE       EXPIRATION
ISSUE                      WARRANTS       PRICE           DATE           VESTED
-----                     -----------   ---------   -----------------   --------
Consultant..............    300,000       $1.75*    May 20, 2002         75,000
Consultant..............     75,000       $1.75     February 28, 2004    75,000
Consultant..............      5,000       $1.50     July 23, 2001         5,000
                            -------
                            380,000
                            =======

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

                               SEPTEMBER 30, 1999

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

    A summary of stock option activity follows for the respective fiscal years:

                                                  1999                                 1998
                                     -------------------------------      -------------------------------
                                                      EXERCISE                             EXERCISE
                                      SHARES           PRICES              SHARES           PRICES
                                     ---------   -------------------      ---------   -------------------
Balance Beginning of Year..........  1,051,875   $       1.10--$3.00      1,173,125   $       1.01--$2.00
Granted............................    835,000   $       1.75--$3.25         28,750   $       2.00--$3.00
Exercised..........................         --                              (75,000)  $              1.62
Canceled...........................         --                              (75,000)  $              1.62
                                     ---------                            ---------
Balance End of Year................  1,886,875   $       1.10--$3.25      1,051,875   $       1.10--$3.00
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

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

NOTE 16--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The following table presents the carrying amounts and fair values at September 30, for the following:

                                            1999                   1998
                                    --------------------   --------------------
                                    CARRYING      FAIR     CARRYING      FAIR
                                     AMOUNT      VALUE      AMOUNT      VALUE
                                    ---------   --------   ---------   --------
Notes Receivable..................  $354,142    $358,150   $696,598    $687,257
Notes and Loans
  Receivable--officers............    83,961      66,429    116,273      90,658

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

                                         1999                       1998
                                -----------------------   -------------------------
                                AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA
                                -----------   ---------   -----------   -----------
Net income (loss).............    $846,865    $447,458    $(1,328,676)  $(1,340,869)
Income (loss) per share.......    $    .14    $    .08    $      (.29)  $      (.29)

    The fair value of the stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 38% (1997-25%); risk-free interest rate of 6.0% (1998-4.3%); and an expected holding period of five years.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

NOTE 18--BUSINESS SEGMENT INFORMATION

    The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments, and requires disclosures about products, geographic areas and major customers.

    The Company operates in a single segment that provides soft-sided carrying solutions for portable electronic devices. This Carrying-Solution Segment designs and markets products to its customers that include wireless telecommunications, medical and computer companies. The carrying solution segment operates in geographic regions that include the United States and Europe. Other geographic sales include Australia and Asia. Prior to 1999 the Company did organize its business geographically and, as such, no prior year information is available. Segments are defined based primarily on the location of the customer. Segment information is as follows:

                                                                1999
                                                              --------
Sales:
  United States.............................................  $ 5,827
  Europe....................................................   13,958
  Other foreign countries...................................      768
                                                              -------
    Total sales.............................................  $20,553
                                                              =======
Operating income (loss):
  United States.............................................  $    72
  Europe....................................................    4,483
  Other foreign countries...................................     (101)
  Corporate--unallocated....................................   (2,800)
                                                              -------
    Total operating income..................................  $ 1,654
                                                              =======

ALLOCATION OF EXPENSES:

    The Company operates a procurement and quality control center in Hong Kong. The cost of operating the center is allocated to segments based on their percentage of sales. The Company does not allocate taxes, other income, other expense, interest income, interest expense or general and administrative expenses to individual segments.

IDENTIFIABLE ASSETS:

    Identifiable assets by segment are as follows:

                                                                1999
                                                              --------
United States...............................................   $1,366
Europe......................................................    4,583
Other foreign countries.....................................      273
Unallocated Corporate.......................................    3,647
                                                               ------
  Total Assets..............................................   $9,869
                                                               ======

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

NOTE 19--YEAR 2000 COMPLIANCE

    The Company addressed the issue of software applications which were unable to recognize "OO" in their program code. The Company evaluated its alternatives and elected to acquire a new data system, rather than upgrade its existing systems and applications. During Fiscal 1999, the Company expended approximately $150,000 to install new hardware and software. Internal staff costs associated with training were expensed as incurred, while cost of the new system is being capitalized and amortized over its useful life. The Company believes that its data and other systems are Year 2000 compliant.

NOTE 20--RESTATEMENT

    As a result of a review by the Securities and Exchange Commission ("SEC") of the accounting treatment accorded by the Company to the issuance of 55.4 units in a 1997 private placement, the Company has determined to restate its consolidated balance sheets and consolidated statements of income/operations as of, and for the years ended, September 30, 1999, 1998 and 1997. See Note 14 for a description of the private placement. The restatement is the result of a determination that an alternative method used to value the shares of stock and the convertible notes, comprising the units sold in the private placement, which includes the recognition of a beneficial conversion feature of $220,592 and an additional debt discount of $333,408, was preferable to the method previously used by the Company. The beneficial conversion feature was calculated as the difference between the price at which the Company converted such shares, $.50, and the market price of the Company's stock on the date the debt was issued, $1.81 weighted average, aggregated by the total shares issued. Generally accepted accounting principles limit the amount of the beneficial conversion feature to the face value of the notes, $554,000, less the amount of the debt discount on the notes $333,408.

    The recognition of the additional debt discount and the beneficial conversion feature had the following effects on net income (loss):

                                                                   PER SHARE DATA
                                                      -----------------------------------------
                              NET INCOME (LOSS)              BASIC                DILUTED
       YEARS ENDED        -------------------------   -------------------   -------------------
      SEPTEMBER 30,       AS REPORTED    RESTATED     REPORTED   RESTATED   REPORTED   RESTATED
  ---------------------   -----------   -----------   --------   --------   --------   --------
  1998.........           ($1,078,776)  ($1,328,676)   ($.23)     ($.29)     ($.23)     ($.29)
  1999*........           $   835,777   $   846,865    $ .14      $ .14      $ .14      $ .14

------------------------

* The 1999 figures originally reported a $277,000 extraordinary item associated with the conversion of the notes into common shares. As a result of the restatement, that amount was reversed and a beneficial conversion expense of $220,592 and a debt discount of $45,320 was recorded as ordinary interest expense.

    The cumulative effect of the restatement resulted in an increase of $38,188 to accumulated deficit at October 1, 1997. The effect of the restatement on the balance sheet at September 30, 1999 was an increase to both accumulated deficit and paid-in capital of $277,000.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                      COLUMN A                         COLUMN B     COLUMN C     COLUMN D     COLUMN E
                      --------                         --------     --------     --------     --------
                                                      BALANCE AT   ADDITIONS                 BALANCE AT
                                                      BEGINNING    CHARGED TO                  END OF
                    DESCRIPTION                        OF YEAR     OPERATIONS   DEDUCTIONS      YEAR
----------------------------------------------------  ----------   ----------   ----------   ----------
Allowance for doubtful accounts

Year ended September 30, 1997.......................   $ 50,000     $41,333       $    --     $ 91,333

Year ended September 30, 1998.......................   $ 91,333     $19,467       $    --     $110,800

Year ended September 30, 1999.......................   $110,800     $23,000       $    --     $133,800

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
               EXHIBIT 11--COMPUTATION OF INCOME PER COMMON SHARE

                                                                YEARS ENDED SEPTEMBER 30,
                                                          -------------------------------------
                                                             1999                      1998
                                                          ----------                -----------
NUMERATOR:
  Income (loss) from continuing operations:
    Income (loss) from discontinued operations..........  $  846,865                $(1,328,676)
    Preferred dividends.................................          --                         --
                                                          ----------                -----------
                                                             846,865    BASIC        (1,328,676)

  Impact of potential common shares:
    Convertible debt....................................          --                        N/A
                                                          ----------                -----------
                                                          $  846,865   DILUTED      $(1,328,876)
                                                          ==========                ===========

DENOMINATOR:
  Weighted average number of common shares outstanding--
    see schedule........................................   5,751,266    BASIC         4,650,641

  Impact of potential common shares:
    Stock options and warrants..........................      70,288                        N/A
                                                          ----------                -----------
                                                           5,821,554   DILUTED        4,650,641
                                                          ==========                ===========

BASIC EPS:
  Net Income per share..................................  $      .14                $      (.29)
                                                          ==========                ===========

DILUTED EPS:
  Net Income per share..................................  $      .14                $      (.29)
                                                          ==========                ===========

------------------------

NOTE-- For the year ended September 30, 1998, common stock equivalents have not been included as their effect would be antidilutive. Common stock equivalents include stock options and warrants and convertible debt.

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
               EXHIBIT 11--COMPUTATION OF INCOME PER COMMON SHARE

                                                                     YEARS ENDED SEPTEMBER 30,
                                                                   ------------------------------
                                                                     1999                 1998
                                                                   --------            ----------
                        CALCULATIONS
1. STOCK OPTIONS

  TREASURY STOCK METHOD APPLIED TO STOCK OPTIONS:

    Sale of common stock:
      Total options and warrants outstanding................        450,000             1,121,250
      Average price.........................................       $   1.10            $     1.87
                                                                   --------            ----------
    Total...................................................       $495,000            $2,091,719
                                                                   ========            ==========

    Repurchase of common stock:
      Proceeds..............................................       $495,000            $2,091,719
      Average stock price...................................       $   1.30            $     2.48
                                                                   --------            ----------
    Shares repurchased......................................        379,712               845,058
                                                                   ========            ==========

    Net increase in shares:
      Shares sold...........................................        450,000             1,121,250
    Shares repurchased......................................        379,712               845,058
                                                                   --------            ----------
    Increase in shares......................................         70,288               276,192
                                                                   ========            ==========

2. CONVERTIBLE DEBT

  TERMS:
    Interest rate...........................................             --                    10%
    Par.....................................................             --                10,000
    Convertible into shares.................................             --                20,000
    Conversion price........................................             --                   N/A
    # of units..............................................             --                  55.4
    Total debt..............................................             --            $  554,000

If converted method applied to convertible debt

Numerator increase--interest savings assuming a 40% tax
  rate......................................................       $     --            $   33,240
                                                                   ========            ==========
Denominator increase--assuming conversion...................             --             1,108,000
                                                                   ========            ==========

                   FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
               EXHIBIT 11--COMPUTATION OF INCOME PER COMMON SHARE

COMPUTATION OF WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

                                                                 YEAR ENDED SEPTEMBER 30, 1999
                                                          --------------------------------------------
                                                            SHARES      FRACTION OF   WEIGHTED AVERAGE
                   DATES OUTSTANDING                      OUTSTANDING     PERIOD           SHARES
                   -----------------                      -----------   -----------   ----------------
October through November................................   4,798,141        2/12           799,690

Conversion of debt to Common stock in February..........   1,108,000
                                                           ---------

December through February...............................   5,906,141        3/12         1,476,535

Conversion of Class B Warrants in March.................      22,000
                                                           ---------

March through May.......................................   5,928,141        3/12         1,482,035

Conversion of Class B Warrants in June..................      10,000
                                                           ---------

June through August.....................................   5,938,141        3/12         1,484,536

Conversion of Class B Warrants in September.............     183,500

Purchase of Treasury Shares.............................     (20,000)
                                                           ---------

September...............................................   6,101,641        1/12           508,470
                                                                                         ---------

WEIGHTED AVERAGE SHARES.................................                                 5,751,266
                                                                                         =========

                                                                 YEAR ENDED SEPTEMBER 30, 1998
                                                          --------------------------------------------
                                                            SHARES      FRACTION OF   WEIGHTED AVERAGE
                   DATES OUTSTANDING                      OUTSTANDING     PERIOD           SHARES
                   -----------------                      -----------   -----------   ----------------
October through November................................   4,138,141        2/12           689,690

Common stock issued in connection with private placement
  in December...........................................     585,000
                                                           ---------

December through May....................................   4,723,141        6/12         2,361,571

Exercise of stock options into common stock in June.....      75,000
                                                           ---------

June through September..................................   4,798,141        4/12         1,599,380
                                                                                         ---------

WEIGHTED AVERAGE SHARES.................................                                 4,650,641
                                                                                         =========