Form 10QSB
period 2000-12-31
FORWARD INDUSTRIES INC
filed 2001-01-25
CIK 38264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2000.
                                             -----------------

                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____



                          Commission file number 0-6669
                                                 ------

                            FORWARD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


              New York                                   13-1950672
---------------------------------------     -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


1801 Green Road, Suite E Pompano Beach                      33064
----------------------------------------    -----------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (954) 360-6420
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)



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

As of January 24, 2001, 5,984,141 Shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                      THREE MONTHS ENDED DECEMBER 31, 2000

                                    CONTENTS


                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheets
           as of December 31, 2000 (Unaudited)
           and September 30, 2000                                             3

         Consolidated Statements of Income
           (Unaudited) for the Three Months
           ended December 31, 2000 and 1999                                   4

         Consolidated Statements of Comprehensive Income
           for the Three Months ended December 31, 2000 and 1999              5

         Consolidated Statements of Cash Flows
           (Unaudited) for the Three Months
           ended December 31, 2000 and 1999                                   6

         Notes to Form 10-QSB (Unaudited)                                     7

Item 2.  Management's Discussions and Analysis                                9

PART II. OTHER INFORMATION                                                   10


Item 6.  Exhibits and Reports on Form 8-K                                    10

         EXHIBIT 11 Computation of income per common share                   11

SIGNATURES                                                                   13

PART I.   ITEM 1.  FINANCIAL STATEMENTS
          -----------------------------

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                          December 31,   September 30,
                                                                              2000           2000
                                                                          -------------  -------------
                                                                           (Unaudited)
                        ASSETS
CURRENT ASSETS
   Cash and cash equivelents                                              $     568,417  $     840,532
   Accounts receivable less allowance for doubtful accounts of $67,675
               and $67,675                                                    3,323,104      2,062,415
   Inventories - net                                                            829,313        857,082
   Notes and loans receivable - current portion                                 143,235        143,235
   Notes and loans receivable - officers - current portion                      243,281        319,603
   Prepaid expenses and other current assets                                    404,711        459,697
   Deferred income taxes - current                                              135,000        135,000
                                                                          -------------  -------------
    Total current assets                                                      5,647,061      4,817,564

PROPERTY PLANT AND EQUIPMENT - net                                              546,420        572,177
                                                                          -------------  -------------

ASSETS HELD FOR SALE                                                            179,475        179,475
                                                                          -------------  -------------

OTHER ASSETS
   Notes and loans receivable - officers - net of current portion                99,040         99,040
   Deferred income taxes                                                        953,640      1,209,000
   Other assets                                                                  57,888         60,071
                                                                          -------------  -------------
    Total other assets                                                        1,110,568      1,368,111
                                                                          -------------  -------------

TOTAL ASSETS                                                              $   7,483,524  $   6,937,327
                                                                          =============  =============

         LIABILITES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable                                                             878,526        784,950
   Notes payable under credit line                                              503,390        350,000
   Current portion of capital lease obligations                                  24,360         24,360
   Accrued payables and other current liabilities                               535,182        503,170
                                                                          -------------  -------------
    Total current liabilities                                                 1,941,458      1,662,480

CAPITAL LEASE OBLIGATIONS - net of current portion                              106,655        112,595
                                                                          -------------  -------------

TOTAL LIABILITIES                                                             2,048,113      1,775,075
                                                                          -------------  -------------

STOCKHOLDERS' EQUITY
   Preferred stock, 4,000,000 authorized shares, par value $.01; none issued
   Common stock, 40,000,00 authorized shares, par value $.01; 6,286,531
         shares issued (including 302,390 and 202,390 held in treasury)          62,865         62,865
   Paid-in-capital                                                            7,679,768      7,679,768
   Accumulated deficit                                                       (1,850,441)    (2,233,479)
   Foreign currency adjustment                                                       --          8,799
                                                                          -------------  -------------
                                                                              5,892,192      5,517,953
   Less: Cost of shares in treasury                                            (456,781)      (355,701)
                                                                          -------------  -------------
    Total stockholders' equity                                                5,435,411      5,162,252
                                                                          -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    7,483,524      6,937,327
                                                                          =============  =============

   The accompanying notes are an integral part of these financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                          Three Months Ended December 31,
                                          -------------------------------
                                               2000            1999
                                          -------------    -------------
NET SALES                                 $   4,310,350    $   5,862,774
COST OF GOODS SOLD                            2,592,909        3,791,082
                                          -------------    -------------
GROSS PROFIT                                  1,717,441        2,071,692
                                          -------------    -------------

OPERATING EXPENSES:
   Selling                                      509,376          535,423
   General and administrative                   545,797          712,142
                                          -------------    -------------
    Total operating expenses                  1,055,173        1,247,565
                                          -------------    -------------

INCOME FROM OPERATIONS                          662,268          824,127
                                          -------------    -------------

OTHER INCOME (EXPENSES)
   Interest expense                              (9,981)         (37,077)
   Interest income                               12,939           22,575
   Other income (expense)                       (26,828)          (4,674)
                                          -------------    -------------
    Total other income (expense)                (23,870)         (19,176)
                                          -------------    -------------

INCOME BEFORE PROVISION FOR INCOME TAXES        638,398          804,951
PROVISION FOR INCOME TAXES                      255,360          221,980
                                          -------------    -------------

NET INCOME                                $     383,038    $     582,971
                                          =============    =============

NET INCOME PER COMMON AND COMMON
     EQUIVALENT SHARE
    Basic                                          0.06              0.10
                                          =============     =============
    Diluted                                        0.06              0.08
                                          =============     =============

WEIGHTED AVERAGE NUMER OF COMMON AND
     COMMON EQUIVALENT SHARES
     OUTSTANDING
    Basic                                     6,050,808         6,098,308
                                          =============     =============
    Diluted                                   6,050,808         7,344,289
                                          =============     =============

DIVIDENDS                                          NONE              NONE

   The accompanying notes are an integral part of these financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                     Three Months Ended December 31,
                                     ------------------------------
                                         2000            1999
                                     --------------  --------------
    NET INCOME                           $ 383,038       $ 582,971

    COMPREHENSIVE INCOME ADJUSTMENTS:
      Foreign currency adjustments:            ---            (753)
                                     --------------  --------------

    COMPREHENSIVE INCOME                 $ 383,038       $ 582,218
                                     ==============  ==============






    The accompanying notes are an integral part of these financial statements

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Three Months Ended December 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------  ---------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                   $     383,038   $      582,971
  Adjustments to reconcile net income to net cash
  provided by (used in) continuing operations:
    Amortization of deferred debt costs                                3,054           19,327
    Depreciation and amortization                                     31,189           19,876
   Deferred taxes                                                    255,360          221,980
   Changes in assets and liabilities:
    Accounts Receivable                                           (1,260,689)         225,986
    Inventories                                                       27,769         (934,825)
    Prepaid expenses and other current assets                         54,986           25,649
    Other assets                                                        (870)           9,643
    Accounts Payable                                                  93,576         (552,477)
    Accrued expenses and other current liabilities                    32,012         (112,775)

                                                              --------------  ---------------
NET CASH USED IN OPERATING ACTIVITIES                               (380,575)        (494,645)
                                                              --------------  ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from notes and loans receivable                                --           44,775
  Proceeds from officer's loans - net                                 76,322          (77,366)
  Purchases of property, plant and equipment                          (5,432)        (144,995)
                                                              --------------  ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   70,890         (177,586)
                                                              --------------  ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from (payments of proceeds) short term borrowings         153,390         (193,369)
  Principal payments on capital lease obligations                     (5,940)              --
  Purchase of treasury shares                                       (101,081)         (30,625)
                                                              --------------  ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   46,369         (223,994)
                                                              --------------  ---------------

EFFECT OF EXCHANGE RATE CHANGES                                       (8,799)            (753)
                                                              --------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (272,115)        (896,978)

CASH AND CASH EQUIVILENTS - beginning                                840,532        1,210,762
                                                              --------------  ---------------

CASH AND CASH EQUIVILENTS - ending                            $      568,417    $     313,784
                                                              ==============  ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                    $        6,927    $      11,024
  Income taxes                                                $        8,825    $      49,650


The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-QSB

                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION
      ---------------------

      The information in this Form 10-QSB includes the results of operations of Forward Industries, Inc. ("the Company") and its wholly-owned subsidiary, Koszegi Industries, Inc. ("Koszegi"), for the periods ended December 31, 2000 and 1999. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

      The accounting policies utilized in the preparation of this Form 10-QSB are the same as those set forth in the Company's annual Form 10-KSB for the fiscal year ended September 30, 2000 and should be read in conjunction with the disclosures presented therein.

      Certain prior period balances have been reclassified to conform to the current period classification.

      This Quarterly Report may contain forward-looking statements which involve certain risks and uncertainties. Important factors could arise, including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended September 30, 2000, which could cause the Company's operating results to differ materially from those contained in any forward looking statement.

2.    BORROWINGS UNDER CREDIT LINE
      ----------------------------

      In January 2000, the Company established a $5.0 million credit line with Chase Manhattan Bank to accommodate it's growth. There are no formula or covenants associated with the line. The Company is required to eliminate borrowings for 30 consecutive days each year. At December 31, 2000 the Company was liable for $503,400 in bankers acceptances and was contingently liable under letters of credit in the amount of $520,800.

3.    INVENTORY
      ---------

      Inventory consists of the following:

                              December 31, 2000  September 30, 2000
                              -----------------  ------------------
                                 (Unaudited)
            Raw materials       $     11,636         $  12,372
            Finished goods           817,677           844,710
                                     -------           -------
                                $    829,313         $ 857,082
                                     =======           =======

4.    BUSINESS SEGMENT INFORMATION
      ----------------------------

            The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments, and requires disclosures about products, geographic areas and major customers.

      The Company operates in a single segment that provides carrying solutions for portable electronic devices. This Carrying-Solution Segment designs and markets products to its customers that include wireless telecommunications, medical and computer companies. The carrying solution segment operates in geographic regions that include the United States and Europe. Other geographic sales include Australia and Asia. Segments are defined based primarily on the location of the customer. Segment information is as follows:

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-QSB

                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


4.    BUSINESS SEGMENT INFORMATION (CONTINUED)
      ----------------------------------------

                         THREE MONTHS ENDED DECEMBER 31,
                       (THOUSANDS OF DOLLARS - UNAUDITED)
        --------------------------------------------------------------
                                            2000             1999
                                       ---------------   -------------
        Sales:
          United States............    $      1,610      $      1,675
          Europe...................           2,694             4,165
          Other foreign countries..               6                23
                                       ---------------   -------------
           Total sales.............    $      4,310      $      5,863
                                       ===============   =============

        Operating income (loss):
          United States............    $        217      $         47
          Europe...................             990             1,533
          Other foreign countries..              (1)                1
          Corporate - unallocated..            (544)             (757)
                                       ---------------   -------------
           Total operating income..    $        662      $        824
                                       ===============   =============


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

IDENTIFIABLE ASSETS:

      Identifiable assets by segment are as follows:

        --------------------------------------------------------------
                                        DECEMBER 31      SEPTEMBER 30,
        --------------------------------------------------------------
                                            2000             2000
                                       ---------------   -------------
                                         Unaudited
         United States.............    $      2,072      $      1,805
         Europe....................           2,749             1,787
         Other foreign countries...             109               156
         Unallocated Corporate.....           2,554             3,189
                                       ---------------   -------------
           Total Assets............    $      7,484      $      6,937
                                       ===============   =============

PART I.  ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS
                   -------------------------

      The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, (including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended September 30, 2000), and that actual results may differ materially from those in the forward-looking statements as a result of various factors.

      The following discussion and analysis compares the results of the Company's continuing operations for the three months ended December 31, 2000, and the three months ended December 31, 1999.

THREE MONTHS ENDED DECEMBER 31, 2000 (THE "2000 QUARTER") COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999 (THE "1999 QUARTER").

      The 2000 Quarter reflected net income of $383,000 as compared to $583,000 in the 1999 Quarter. Basic earnings per share decreased to $.06 in the 2000 Quarter from $.10 in the 1999 Quarter, while diluted earnings per share decreased to $.06 in the 2000 Quarter from $.08 in the 1999 Quarter.

SALES.
------

      Net sales decreased by $1,552,400 (26%) to $4,310,400 in the 2000 Quarter, from $5,862,800 in the 1999 Quarter. The decrease is primarily attributable to lower sales to the Company's largest customer. However, when compared to the Quarter ended September 30, 2000, sales increased by $2,337,800 or 118%. This fluctuation in sales volume is directly related to the timing of sales to that customer.

GROSS PROFIT.
-------------

      The gross profit decreased as a result of lower sales volume by $354,300 to $1,717,400 in the 2000 Quarter from $2,071,700 in the 1999 Quarter. As a percentage of sales, however, gross profit increased to 39.8% in the 2000 Quarter from 35.3% in the 1999 Quarter. The improved gross profit percentage is a result of lower freight costs resulting from using more cost efficient methods of shipping goods and the additional savings realized as a result of the Company closing its South Bend facility and consolidating its operations in Florida. A portion of the costs of operating the South Bend facility had previously been charged to cost of sales.

OPERATING EXPENSES.
-------------------

      Total operating expenses decreased by $192,300 (15%) to $1,055,200 in the 2000 Quarter from $1,247,600 in the 1999 Quarter. The reduction of general and administrative expenses of $166,300 was a result of lower salary and bonus costs of approximately $236,000. The salary and bonus savings were partially offset by increased legal and professional fees which increased by approximately $80,000. The remaining savings are a result of consolidating the Company's operations in Florida.

PRETAX OPERATING INCOME.
------------------------

      Pretax operating income declined by $166,600 (21%) to $638,400 in the 2000 Quarter as compared to $805,000 in the 1999 Quarter. As a percentage of sales, however, the pretax operating income rose to 14.8% from 13.7%. This increase is a result of the improved gross profit percentage and reduction of operating expenses discussed above.

INCOME TAXES.
-------------

      The provision for income taxes increased by $33,400 to $255,400 in the 2000 Quarter from $222,000 in the 1999 Quarter. The effective tax rates for the 2000 and 1999 Quarters were 40% and 28%, respectively. The tax rate in the 1999 Quarter was lower due to the reduction of the valuation allowance established for deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

      Operating activities used cash of $380,600 in the 2000 Quarter. This use in operating funds resulted primarily from increases in accounts receivable of $1,260,689 which was partially offset by net income of $383,000, the add back of non-cash charges in the deferred tax account of $255,400, increases in accounts payable of $93,500, and decreases in prepaid expenses of $55,000.

      Net investing activities in the 2000 Quarter provided cash of $70,900 resulting primarily from payments received on Officer's notes.

      Financing activities in the 2000 Quarter provided cash of $46,400. The company previously paid off borrowings of $350,000 then subsequently became liable to the bank under its credit line for bankers acceptances in the amount of $503,400 resulting in net borrowings of $153,400. The Company used $101,100 of its cash to repurchase treasury stock.

      In January, 2000 the Company obtained a $5.0 million credit line with Chase Manhattan Bank to accommodate its growth, and terminated its former credit arrangement. The credit line has no borrowing formula or specific covenants. However a mandatory 30-consecutive-day period, in which there are no outstanding borrowings, is required along with continued reasonable business performance. On February 1, 2000 the Company repaid its outstanding balance at the former bank with the proceeds from initial borrowings under the new credit line. At December 31, 2000 the Company was liable to the bank for $503,400 in bankers acceptances and was contingently liable under letters of credit in the amount of $520,800.

      In connection with the Company's consolidation of its offices from New York and South Bend, Indiana, to Pompano Beach, Florida, land and a building owned by the Company in South Bend, became available for sale. Current market comparisons indicate that the fair market value is equal to, or greater than, the net book value of the assets of $179,500; accordingly, the assets are presented in the accompanying balance sheet at their net book value.

      The Company did not incur any other long-term debt in the 2000 Quarter. At December 31, 2000, there was no long-term debt other than capital lease obligations. All installment notes and capital lease payments were made on a timely basis.

DEFERRED INCOME TAXES.
----------------------

      The Company's balance sheet at December 31, 2000 includes $1,088,600 of deferred income taxes as an asset, net of an allowance of $407,000. The Company was profitable in the 2000 Quarter, and in its fiscal year ended September 30, 2000, and in the fiscal year 1999 before restructuring charges associated with the non-recurring costs of the shutdown of its South Bend plant, and in the 1998 Quarter, excluding a non-recurring, non-cash interest charge. However, to the extent that the Company's operations may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at December 31, 2000, the Company's stockholder's equity at such date of $5,435,400 would have been reduced by $1,088,600 to a stockholder's equity of $4,346,800 and the Company's working capital at December 31, 2000 would have been reduced by $135,000 from $3,705,600 to $3,570,600.

PART II.    OTHER INFORMATION
            -----------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits required by Item 601 of Regulation SB:

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

                                                        Three Months Ended December 31,
                                                      ------------------------------------
                                                         2000                      1999
                                                      ----------                ----------
NUMERATOR
   Income from continuing operations                  $  383,038                $  582,971
                                                      ----------                ----------
   Less: Preferred dividends                                  --                        --
                                                      ----------                ----------

   Income available to common stockholders' used
   in basic earnings per share                           383,038     BASIC         582,971
                                                      ----------                ----------

   Income available to common stockholders'
   after assumed conversions of dilutive securities   $  383,038    DILUTED     $  582,971
                                                      ==========                ==========

DENOMINATOR
   Weighted average number of common shares
   outstanding - see schedule                          6,050,808     BASIC       6,098,308

   Impact of potential common shares:
    Stock options and warrants                                 0                 1,245,981
                                                      ----------                ----------

   Weighted average number of common shares
   including potentially dilutive securities           6,050,808    DILUTED      7,344,289
                                                      ==========                ==========


BASIC EARNINGS PER COMMON SHARE                       $     0.06                $     0.10
                                                      ==========                ==========

DILUTED EARNINGS PER COMMON SHARE                     $     0.06                $     0.08
                                                      ==========                ==========

CALCULATIONS
  Stock Options:
   TREASURY STOCK METHOD APPLIED TO STOCK OPTIONS
    Sale of common stock:
     Total options and warrants outstanding                    0                 2,483,125
     Average price                                    $     1.52                $     1.40
                                                      ----------                ----------
      Total                                           $        0                $3,476,375
                                                      ==========                ==========

    Repurchase of common stock:
     Proceeds                                                  0                 3,476,375
     Average stock price                              $     1.08                $     2.81
                                                      ----------                ----------
      Shares repurchased                                       0                 1,237,144
                                                      ==========                ==========

    Net increase in shares:
     Shares sold                                               0                 2,483,125
     Shares repurchased                                        0                 1,237,144
                                                      ----------                ----------
      Increase in shares                                       0                 1,245,981
                                                      ==========                ==========

Note: for the period ending December 31, 2000, the exercise price of all options outstanding exceeded the average stock price of $1.08, accordingly no conversion is presumed to occur.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


Computation of Weighted Average Number of Common Shares Outstanding

                                                                DECEMBER 31, 2000
                                                      ---------------------------------------
                                                        Shares     Fraction       Weighted
Dates Outstanding                                     Outstanding  of Period   Average Shares
                                                      -----------  ---------   --------------
October through November                                6,084,141     2/3           4,056,094

Treasury stock repurchased in open market, December      (100,000)
                                                      -----------

December                                                5,984,141     1/3           1,994,714
                                                                               --------------

Weighted Average Shares                                                             6,050,808
                                                                               ==============

                                                                DECEMBER 31, 1999
                                                      ---------------------------------------
                                                        Shares     Fraction       Weighted
Dates Outstanding                                     Outstanding  of Period   Average Shares
                                                      -----------  ---------   --------------
October through November                                6,101,641     2/3           4,067,761

Treasury stock repurchased in open market, December       (10,000)
                                                      -----------

December                                                6,091,641     1/3           2,030,547
                                                                               --------------

Weighted Average Shares                                                             6,098,308
                                                                               ==============

     (b)    Reports on Form 8-K
            None.



                                    SIGNATURE



In accordance with to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  January 25, 2001

                              FORWARD SYSTEMS, INC.
                                  (Registrant)


                              By: /s/  Douglas W. Sabra
                             ----------------------------------
                              DOUGLAS W. SABRA
                              Principal Financial Officer