Form 10QSB
period 2001-03-31
FORWARD INDUSTRIES INC
filed 2001-04-30
CIK 38264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2001.

                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____



                          Commission file number 0-6669
                                                 ------

                            FORWARD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)




         NEW YORK                                        13-1950672
-----------------------------------        -------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


1801 GREEN RD., SUITE E, POMPANO BEACH, FL                 33064
--------------------------------------------       ---------------------
 (Address of principal executive offices)               (Zip Code)


                                 (954) 360-6420
                  --------------------------------------------
                (Issuer's Telephone Number, including Area Code)


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

As of April 30, 2001, 5,825,641 Shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                         SIX MONTHS ENDED MARCH 31, 2001
                                    CONTENTS


                                                                                  PAGE
 PART I             FINANCIAL INFORMATION
           Item 1.  Financial Statements
                        Consolidated Balance Sheets as of March 31, 2001
                        (Unaudited) and September 30, 2000....................      3

                        Consolidated Statements of Income (Unaudited) for the
                        Three and Six months ended March 31, 2001 and 2000....      4

                        Consolidated Statements of Cash Flows (Unaudited) for
                        the Six months ended March 31, 2001 and 2000..........      6

           Item 2.  Management's Discussion and Analysis......................     11

 PART II            OTHER INFORMATION

           Item 1.  Legal Proceedings.........................................     15

           Item 2.  Changes in Securities and Use of Proceeds.................     15

           Item 3.  Defaults upon Senior Securities...........................     15

           Item 4.  Submission of Matters to a Vote of Security Holders.......     15

           Item 5.  Other Information.........................................     15

           Item 6.  Exhibits and Reports on Form 8-K..........................     16

PART I.   ITEM 1.  FINANCIAL STATEMENTS
          -----------------------------

                  FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,        September 30,
                                                                                        2001                2000
                                                                                    --------------     ---------------
                                                                                     (Unaudited)
                                      ASSETS
CURRENT ASSETS
Cash and cash equivalents.......................................................     $  1,277,086          $  840,532
Accounts receivable less allowance for doubtful accounts of $57,074 and $67,675.        1,734,367           2,062,415
Inventories - net...............................................................          848,227             857,082
Notes and loans receivable - current portion....................................              ---             143,235
Notes and loans receivable - officers - current portion.........................          247,495             319,603
Prepaid expenses and other current assets.......................................          507,669             459,697
Deferred income taxes - current.................................................          135,000             135,000
                                                                                    --------------     ---------------
Total current assets............................................................        4,749,844           4,817,564

PROPERTY PLANT AND EQUIPMENT - net..............................................          544,919             572,177
                                                                                    --------------     ---------------

ASSETS HELD FOR SALE............................................................          179,475             179,475
                                                                                    --------------     ---------------

OTHER ASSETS
Notes and loans receivable - officers - net of current portion..................           95,132              99,040
Deferred income taxes...........................................................          925,250           1,209,000
Other assets....................................................................           39,369              60,071
                                                                                    --------------     ---------------
Total other assets..............................................................        1,059,751           1,368,111
                                                                                    --------------     ---------------

TOTAL ASSETS....................................................................      $ 6,533,989        $  6,937,327
                                                                                    ==============     ===============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable................................................................       $  901,131         $   784,950
Notes and acceptances payable under credit line.................................              ---             350,000
Current portion of capital lease obligations....................................           24,360              24,360
Accrued payables and other current liabilities..................................          254,996             503,170
                                                                                    --------------     ---------------
Total current liabilities.......................................................        1,180,487           1,662,480

CAPITAL LEASE OBLIGATIONS - net of current portion..............................          100,605             112,595
                                                                                    --------------     ---------------

TOTAL LIABILITIES...............................................................        1,281,092           1,775,075
                                                                                    --------------     ---------------

STOCKHOLDERS' EQUITY
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued Common stock, 40,000,00 authorized shares, par value $.01; 6,286,531
     shares issued (including 460,890 and 202,390 held in treasury).............           62,865              62,865
Paid-in-capital.................................................................        7,679,768           7,679,768
Accumulated deficit.............................................................                           (2,233,479)
                                                                                       (1,807,849)
Foreign currency adjustment.....................................................              ---               8,799
                                                                                    --------------     ---------------
                                                                                        5,934,784           5,517,953
Less: Cost of shares in treasury................................................         (681,887)           (355,701)
                                                                                    --------------     ---------------
Total stockholders' equity......................................................        5,252,897           5,162,252
                                                                                    --------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY......................................      $ 6,533,989        $  6,937,327
                                                                                    ==============     ===============


                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 Three Months Ended March 31,        Six Months Ended March 31,
                                                ------------------------------    -------------------------------
                                                     2001           2000               2001            2000
                                                -------------- ---------------    --------------  ---------------

NET SALES...................................    $   3,247,424  $    3,177,877      $  7,557,774    $   9,040,651
COST OF GOODS SOLD..........................        2,228,291       2,165,905         4,821,200        5,956,987
                                                -------------- ---------------    --------------  ---------------
GROSS PROFIT................................        1,019,133       1,011,972         2,736,574        3,083,664
                                                -------------- ---------------    --------------  ---------------

OPERATING EXPENSES:
    Selling.................................          532,479         498,634         1,041,855        1,034,057
    General and administrative..............          477,607         500,625         1,023,404        1,212,767
                                                -------------- ---------------    --------------  ---------------
      Total operating expenses..............        1,010,086         999,259         2,065,259        2,246,824
                                                -------------- ---------------    --------------  ---------------

INCOME FROM OPERATIONS......................            9,047          12,713           671,315          836,840
                                                -------------- ---------------    --------------  ---------------

OTHER INCOME (EXPENSES)
    Interest expense........................           (3,082)        (26,788)          (13,063)         (63,865)
    Interest income.........................           16,881          24,575            29,820           47,149
    Other income (expense)..................           48,137          (2,340)           21,309           (7,014)
                                                -------------- ---------------    --------------  ---------------
      Total other income (expense)..........           61,936          (4,553)           38,066          (23,730)

INCOME BEFORE PROVISION FOR INCOME TAXES....           70,983           8,160           709,381          813,110

                                                -------------- ---------------    --------------  ---------------
PROVISION FOR INCOME TAXES..................           28,390           3,264           283,750          225,244
                                                -------------- ---------------    --------------  ---------------

NET INCOME..................................     $     42,593  $        4,896        $  425,631     $    587,866
                                                ============== ===============    ==============  ===============

NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE:
      Basic.................................            $0.01           $0.00             $0.07            $0.10
                                                ============== ===============    ==============  ===============
      Diluted...............................            $0.01           $0.00             $0.07            $0.08
                                                ============== ===============    ==============  ===============

WEIGHTED AVERAGE NUMER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING
      Basic.................................        5,931,308       6,087,474         5,991,058        6,092,891
                                                ============== ===============    ==============  ===============
      Diluted...............................        5,973,496       7,103,797         6,011,397        7,411,585
                                                ============== ===============    ==============  ===============

DIVIDENDS                                                NONE            NONE              NONE             NONE

The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                             Six Months Ended
                                                                March 31,
                                                            2001         2000
                                                          ---------    ----------
      NET INCOME.......................................   $425,631      $587,866
      COMPREHENSIVE INCOME ADJUSTMENTS:
           Foreign currency translation................        ---         9,880
                                                          ---------    ----------

      COMPREHENSIVE INCOME.............................   $425,631      $597,746
                                                          =========    ==========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Six Months Ended March 31,
                                                      ---------------------------
                                                         2001             2000
                                                      ------------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                           $   425,631    $   587,866
  Adjustments to reconcile net income to net cash
  provided by (used in) continuing operations
      Amortization of deferred debt costs                    3,054         27,295
      Depreciation and amortization                         65,464         50,513
         Deferred taxes                                    283,750        225,244
    Changes in assets and liabilities;
      Accounts Receivable                                  328,048        574,005
      Inventories                                            8,855       (564,083)
      Prepaid expenses and other current assets            (29,738)       135,261
      Other assets                                          17,648        (18,760)
      Accounts Payable                                     116,181     (1,289,731)
      Accrued expenses and other current liabilities      (248,174)      (560,733)
      Accrued severance to officer                            --          (59,556)
                                                       -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        970,719       (892,679)
                                                       -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from notes and loans receivable                 125,000         98,248
  (Advances to) Proceeds from officer's loans - net         76,016        (93,486)
  Purchases of property, plant and equipment               (38,206)      (166,144)
                                                       -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        162,810       (161,382)
                                                       -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) short term borrowings       (350,000)       784,143

  Principal payments on capital lease obligations          (11,990)          --
  Purchase of treasury shares                             (326,186)       (54,532)
  Deferred debt cost                                          --           (9,161)
                                                       -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (688,176)       720,450
                                                       -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                             (8,799)         9,880
                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       436,554       (323,731)

CASH AND CASH EQUIVALENTS - beginning                      840,532      1,210,762
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS - ending                     $ 1,277,086    $   887,031
                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                             $    10,009    $    33,041

  Income taxes                                         $     9,625    $    30,937



The accompanying notes are an integral part of the consolidated financial statements.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-QSB

                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The information in this Form 10-QSB includes the results of operations of Forward Industries, Inc. ("the Company") and its wholly-owned subsidiary, Koszegi Industries, Inc. ("Koszegi"), for the three and six month periods ended March 31, 2001 and 2000. The data is unaudited, but includes all adjustments including the elimination of intercompany accounts and transactions, which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

      The accounting policies utilized in the preparation of this Form 10-QSB are the same as those set forth in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2000 and should be read in conjunction with the disclosures presented therein.

      Certain prior period balances have been reclassified to conform to the current period classification.

      This Quarterly Report contains forward-looking statements which involve certain risks and uncertainties. Important factors could arise, including those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this quarterly report on Form 10-QSB and those idenditified in "Risk Factors" in the Company's annual report on Form 10-KSB for the year ended September 30, 2000, which could cause the Company's future operating results to differ materially from those contained in any forward looking statement.


2.    BORROWINGS UNDER CREDIT LINE

      The Company renewed its credit facility with a bank on March 31, 2001 for a period of one year. The credit facility, which provides for a maximum line of credit of $5.0 million including letters of credit, is renewable annually at the discretion of the bank and is securred by the Company's assets. There are no formulas or restrictive covenants associated with the credit facility. The Company is, however, required to eliminate borrowings for thirty (30) consecutive days each 12 month period and is required to maintain operating performance which is acceptable to the bank. The credit facility bears interest at the prime rate in effect from time-to-time plus one quarter of one percent per year. At March 31, 2001, there were no outstanding borrowings or other obligations under the credit facility.


3.    INVENTORIES

      Inventories consist of the following:


                                         MARCH 31, 2001  SEPTEMBER 30, 2000
                                         --------------  ------------------
                                          (Unaudited)

            Finished goods                $   836,215       $   844,710
            Raw materials and supplies         12,012            12,372
                                          -----------       -----------
                                          $   848,227       $   857,082
                                          ===========       ===========

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-QSB

                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

4.    COMMITMENTS

      EMPLOYMENT CONTRACTS:
      Effective January 1, 2001 the Company entered into employment agrreements with three executive officers expiring at different times through December 31, 2004. Such agreements provide for minimum salary levels, incentive bonuses that are payable if specified management goals are attained and other benefits. The aggregate commitment for future salaries at March 31, 2001, excluding bonuses and other benefits, was approximately $1,400,000. Under certain conditions, as specified in the agreements, the executives may be permitted to terminate their respective agreements and receive a lump sum payment equivalent to their remaining base salary plus their prior year's bonus.

      ROYALTY PAYMENTS:
      The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region") effective January 1, 2001. Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license requires the Company to make minimum royalty payments over three contract periods to Motorola as follows:

            o $2.4 million for the contract period of April 1, 2001 to June 30, 2002
            o $3.0 million for the contract period of July 1, 2002 to June 30, 2003
            o $4.5 million for the contract period of July 1, 2003 to June 30, 2004

      If the Company elects to terminate the license prior to June 30, 2004, the Company would be required to pay the royalty due for the contract period in effect at the date of cancellation. As of March 31, 2001, the Company has not completed any sales of the licensed products within the EMEA region and therefore has not recognized any expense associated with the royalty.

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-QSB

                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

5.    BUSINESS SEGMENT INFORMATION

            The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments, and requires disclosures about products, geographic areas and major customers.

      The Company operates in a single segment providing carrying cases, clips and other carrying solutions for portable electronic devices. The Company designs and markets its products primarily to manufacturers of electronic devices such as wireless telecommunications, medical equipment and computer manufacturers. The Company's principal decision maker monitors Company performance by geographic locations. Geographic segments are determined based primarily on the location of the customer. Segment information is as follows:


                                                 (All amounts in thousands of dollars)
                                                    Unaudited              Unaudited
                                             -----------------------------------------------
                                                Three Months Ended      Six Months Ended
                                                    March 31,              March 31,
                                             -----------------------------------------------
         SALES                                   2001         2000       2001       2000
                                             ------------  ----------  ---------  ----------
           United States........                $   1,205    $  2,052   $  2,815   $  3,727
           Europe...............                    2,027       1,083      4,722      5,248
           Other................                       15          43         21         66
                                             ------------    --------   --------   ---------
            Total Sales.........                $   3,247    $  3,178   $  7,558   $  9,041
                                             ============    ========   ========   =========

         OPERATING INCOME (LOSS)
           United States........                $    (115)    $   251   $    101   $    299
           Europe...............                      598         271      1,587      1,770
           Other................                        4           9          3         10
           Corporate Unallocated                     (478)       (518)    (1,020)    (1,242)
                                             ------------     -------   --------   ---------
            Total operating income (loss)       $       9     $    13   $    671    $   837
                                             ============     =======   ========   =========


      IDENTIFIABLE ASSETS:

      Identifiable assets by segment are as follows:


                                    (All amounts in thousands of dollars)
                                          March 31,      September 30,
                                       ---------------   -------------
                                            2001             2000
                                       ---------------   -------------
                                         Unaudited
         United States.............    $      1,965      $      1,805
         Europe....................           1,239             1,787
         Other.....................             101               156
         Unallocated Corporate.....           3,229             3,189
                                       ---------------   -------------
           Total Assets............    $      6,534      $      6,937
                                       ===============   =============

                    FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
               EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE


                                                                Three Months Ended March 31,        Six Months Ended March 31,
                                                                ---------------------------         --------------------------
                                                                     2001         2000                 2001          2000
                                                                  ----------   ----------           ----------   ----------
Numerator:
  Net income ................................................     $   42,593   $    4,896           $  425,631   $  587,866

Denominator:
Denominator for basic earnings per share - weighted average
  shares ....................................................      5,931,308    6,087,474            5,991,058    6,092,891
Dilutive stock options and warrants - treasury stock method .         42,188    1,016,323               20,339    1,318,694
                                                                  ----------   ----------           ----------   ----------
Denominator for diluted earnings per share - weighted average      5,973,496    7,103,797            6,011,397    7,411,585
  shares
                                                                  ==========   ==========           ==========   ==========

Net income per common share
  Basic .....................................................     $
                                                                        0.01   $     0.00           $     0.07   $     0.10
                                                                  ==========   ==========           ==========   ==========
  Diluted ...................................................     $     0.01   $     0.00           $     0.07   $     0.08
                                                                  ==========   ==========           ==========   ==========

PART I.  ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report. This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, (including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended September 30, 2000) and that actual results may differ materially from the statements that constitute forward-looking statements as a result of various factors.

      The following discussion and analysis compares the results of the Company's continuing operations for the Three and Six Months ended March 31, 2001, and the Three and Six Months ended March 31, 2000.

OVERVIEW.

      The Company is a leading designer and supplier of carrying cases, clips and other carrying solutions for portable electronics, telecommunications and medical devices. As reported in its most recent annual report filed on Form 10-KSB, two customers accounted for approximately 65% of the Company's sales, and approximately 52% of the Company's total sales were derived from the European segment. The Company has adopted a strategy to diversify its customer base and expand its sales capabilities in Europe.

      Effective January 1, 2001, the Company entered into a licensing agreement with Motorola to distribute the Company's products throughout Europe, the Middle East and Africa (the "EMEA" region) using certain trademarks of Motorola. The Company believes that such agreement will increase sales, further diversify its customer base, expand its marketing capabilities, solidify its relationship with Motorola and develop a more complete distribution infrastructure to continue the Company's growth in the European segment. In addition to the royalty payments described herein, the Company expects that other operating expenses in future quarters will increase as the Company provides resources in support of the licensing agreement and further expands its European sales capabilities. To the extent such expenditures occur before the Company recognizes significant revenues from the sale of its licensed products, they may have an adverse material effect on the Company's results of operations.


THREE MONTHS ENDED MARCH 31, 2001 (THE "2001 QUARTER") COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 (THE "2000 QUARTER")


      The 2001 Quarter produced net income of $42,600 compared to net income of $4,900 in the 2000 Quarter, an increase of $37,700. Basic and diluted earnings per share from continuing operations increased to $0.01 in the 2001 Quarter from $0.00 in the 2000 Quarter.

REVENUES.

      Net sales increased by $69,500 (2%) to $3,247,400 in the 2001 Quarter, from $3,177,900 in the 2000 Quarter. European sales comprised the majority (62%) of overall sales and are expected to continue to be a majority of the Company's overall sales.

OPERATING INCOME.

      Consolidated pretax income from continuing operations increased by $62,800, to a profit of $71,000 in the 2001 Quarter from $8,200 in the 2000 Quarter.

      Selling expenses increased $33,900 (7%) from $498,600 in the 2000 Quarter to $532,500 in the 2001 Quarter due primarily to increased salaries, and travel expenses, which were partially offset by lower bonus expenses. The ratio of selling expenses to net sales remained the same at 16%. Management expects selling expenses to increase significantly in future quarters due to royalty fees and other expenses related to the Company's plan to expand its European sales capabilities. Beginning with the Company's third fiscal quarter (April-June 2001), the Company expects to incur royalty fees of at least $480,000 per quarter, and plans to increase other expenditures to expand its European sales capabilities.

      General and administrative expenses decreased as a percentage of net sales to 15% in the 2001 Quarter from 16% in the 2000 Quarter and the dollar amount of expenses decreased $23,000 (4%) to $477,600 in the 2001 Quarter from $500,625 in the 2000 Quarter. The decrease is primarily related to lower personnel costs. Management expects that recurring general and administrative expenses will increase in future quarters. The Company also expects to incur certain start-up costs in the third and fourth quarters of Fiscal 2001 associated with expanding its European operations.


OTHER INCOME (DEDUCTIONS).

      Total interest expense decreased $23,700 to $3,100 in the 2001 Quarter from $26,800 in the 2000 Quarter. The lower interest expense was a result of decreased borrowings by the Company under its credit line. Interest income and other income-net increased $42,800 to $65,000 in the 2000 Quarter from the $22,200 in the 2000 Quarter. The increase is primarily related to the recovery of a receivable that had previously been written off.


INCOME TAXES.

      The provision for income taxes increased by $25,100 to $28,400 due to the increase in pretax profits in the 2001 Quarter from the comparable period in the 2000 Quarter. The effective tax rates for the 2001 and 2000 Quarters were 40%.


SIX MONTHS ENDED MARCH 31, 2001 (THE "2001 PERIOD") COMPARED TO SIX MONTHS ENDED MARCH 31, 2000 (THE "2000 PERIOD")

      Net income declined by $162,300 to $425,600 in the 2001 Period as compared to net income of $587,900 in the 2000 Period. Basic earnings per share from continued operations decreased to $.07 in the 2001 Period from $0.10 in the 2000 Period, while diluted earnings per share decreased to $.07 in the 2001 Period from $0.08 in the 2000 Period.

REVENUES.

      Net sales fell $1,482,900 (16%) to $7,557,800 in the 2001 Period, from
$9,040,700 in the 2000 Period. U.S. sales decreased approximately $912,000 and reflects an overall softening of demand for the Company's products while certain key U.S. customers balance their inventory levels. European sales declined approximately $526,000 due to a large order placed by the Company's largest customer in Europe in connection with a product launch in the first quarter of the 2000 Period.


OPERATING INCOME.

      Consolidated pretax income from operations decreased by $103,800 to a profit of $709,400 in the 2001 Period from $813,100 in the 2000 Period.

      The decrease in absolute pretax income relates to decreases in revenues, described above, which was partially offset by improved gross margin percentage. The gross profit decreased $347,100 to $2,736,600 in the 2001 Period form $3,083,700 in the 2000 Period, while the gross margin percentage increased to 36% in the 2001 Period from 34% in the 2000 Period. The higher gross margin percentage is largely a result of reduced expenses because the Company closed its South Bend facilities and paid lower freight costs in the first quarter of 2001.

      Selling expenses increased $7,800 (2%) to $1,041,900 in the 2001 from $1,034,100 in the 2000 Period. The ratio of selling expenses to net sales increased to 11% from 14% due to the lower sales volume.

      General and administrative expenses decreased $189,400 (16%) to $1,023,400 in the 2001 period from $1,212,800 in the 2000 Period. The decrease is primarily related to bonuses that were accrued in the 2000 Period based on the Company's higher net income in accordance with its employment agreements. No such accrual has been made in the 2001 period as no bonuses have been earned. As a percentage of net sales general and administrative expenses remained at approximately 13% of sales due to the lower sales volume.


OTHER INCOME (DEDUCTIONS).

      Total interest expense decreased by $50,800 to $13,100 in the 2001 Period from $63,900 in the 2000 Period. The decrease is a result of lower borrowings under the Company's credit line. Interest and other income-net increased $91,200 to $51,100 of income in the 2001 Period from a $40,100 expense in the 2000 Period. The increase is primarily related to the recovery of a receivable that had been previously written off as uncollectable.

INCOME TAXES.

      The provision for income taxes increased by $58,600 to $283,800 in the 2001 Period from $225,200 in the 2000 Period despite lower pre-tax profits in 2001 Period. The effective tax rates for the 2000 and 2001 Periods were 28% and 40%, respectively. The lower rate in the 2000 Period is the result of a reduction in the valuation allowance established for deferred taxes in the 2000 Period.


LIQUIDITY AND CAPITAL RESOURCES.

      In the 2001 Period, $970,700 of cash was generated by operating activities. This source in operating funds resulted primarily from net income of $425,600, decreases in accounts receivable of $328,000 and increases in accounts payable of $116,200 and the add back of non-cash charges in the deferred tax account $238,800. Those increases were partially offset by payment of accrued expenses in the amount of $248,200.

      Net investing activities in the 2001 Period provided cash of $162,800. The Company collected $125,000 of notes receivable, which arose from the sale of its discontinued operations in 1997 and 76,000 in loans to officers. The Company expended $38,200 for new assets.

      Financing activities in the 2001 Period used cash of $688,200. Funds were used to pay off the Company's credit line in the amount of $350,000 and make $12,000 in payments on capital lease obligations. Additionally, the Company completed its previously announced stock buyback program and purchased 258,500 shares of its common stock in open market transactions for $326,200.

      The Company renewed its credit facility with its bank on March 31, 2001 for a period of one year. The credit facility, which provides for a maximum line of credit of $5.0 million including letters of credit, is renewable annually at the discretion of the bank and is securred by substantially all of the Company's assets. There are no formulas or restrictive covenants associated with the credit facility. The Company is, however, required to eliminate borrowings for thirty (30) consecutive days and is required to maintain normal operating performance which is acceptable to the bank. The credit facility bears interest at the prime rate in effect from time-to-time plus one quarter of one percent. At March 31, 2001, there were no outstanding borrowings or other obligations under the credit facitily.

      In connection with the Company's consolidation of its offices from New York and South Bend, Indiana, to Pompano Beach, Florida in July of 2000, land and a building owned by the Company in South Bend, became available for sale. Current market comparisons indicate that the fair market value is equal to, or greater than, the net book value of $179,500.

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

      Effective January, 1, 2001, the Company entered into employment agreements with three of its executive officers expiring at different times through December 31, 2004. Such agreements provide for minimum salary levels, incentive bonuses that are payable if specified management goals are attained and other benefits. The aggregate commitment for future salaries at March 31, 2001, excluding bonuses and other benefits, was approximately $1,400,000. Under certain conditions, as defined in the agreements, the executives may be permitted to terminate their respective agreements and receive a lump sum payment equivelent to their remaining base salary plus their prior year's bonus.

      Effective January 1, 2001, the Company entered into a license agreement whereby the Company may use certain trademarks of Motorola on its products for sale to third parties in the Europe, Middle East and Africa ("EMEA") regions. The license requires the Company to pay Motorola a royalty based upon a percentage of its net sales of the licensed products to third parties within the EMEA Region. The license further stipulates that the minimum levels of royalty payments are as follows:

      o $2.4 million during the period of April 1, 2001 to June 30, 2002 (5 quarters)
      o     $3.0 million during the period of July 1, 2002 to June 30, 2003
      o     $4.5 million during the period of July 1, 2003 to June 30, 2004.

If the Company elects to terminate the license prior to June 30, 2004 then the Company would be required to pay the royalty due for that contract period. Motorola has not guaranteed a minimum amount of revenues the Company will receive from the sale of the licensed products, and the Company can not guarantee that it will generate sufficient revenues to recoup the minimum royalty payments that the Company is obligated to pay to Motorola. The failure to do so could have a material adverse affect on the Company's results of operations.

      The Company did not incur any other long-term debt in the 2001 Quarter. At March 31, 2001, there was no long-term debt other than capital lease obligations and all installment notes and capital lease payments were made on a timely basis.


DEFERRED INCOME TAXES.

      The Company's balance sheet at March 31, 2001 includes $1,060,300 of deferred income taxes as an asset. The Company was profitable in the 2000 Period and, in fiscal year 1999 and in fiscal year 1998 before restructuring charges associated with the non-recurring costs of the shutdown of its South Bend plant. However, to the extent that the Company's operations may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at March 31, 2001, the Company's stockholder's equity at such date of $5,252,900 would have been reduced by $1,060,300 to a stockholder's equity of $4,192,600 and the Company's working capital at March 31, 2001 would have been reduced by $135,000 from $3,569,400 to $3,434,400.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     None.


ITEM 2.     CHANGES IN SECURITIES

     None.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.     OTHER INFORMATION

     EXECUTIVE EMPLOYMENT AGREEMENTS

      Effective January 1, 2001, the Company entered into a new employment agreement with Mr. Jerome Ball, pursuant to which Mr. Ball is employed as the Chairman and Chief Executive Officer for a period of two years. At the end of the initial two-year period, the agreement may be renewed for an additional two years at Mr. Ball's discretion provided he is in compliance with the terms of the agreement. The agreement provides for an annual salary of $162,000 plus an annual bonus equal to ten percent (10%) of the Company's consolidated pre-tax operating profit (before other bonuses and certain other stock related compensation expenses) in excess of $675,000. In view of the Mr. Ball's relocation from New York to Florida, as a result of the Company's move, the Company has agreed to assume Mr. Ball's lease with respect to an apartment in New York City with annual lease payments totaling approximately $63,000. In conjunction with entering into the agreement, Mr. Ball was awarded options to acquire 250,000 shares of the Company's common stock at an exercise price of $2.00 per share which vest on January 1, 2005. Such options are subject to immediate vesting in the event the Company's stock price averages $3.50 per share for 180 consecutive days.

      Effective January 1, 2001, the Company entered into a new employment agreement with Mr. Michael Schiffman, pursuant to which Mr. Schiffman is employed as the President and Chief Operating Officer for a period of three years. The agreement is thereafter automatically renewed annually for sucessive one-year terms unless either party provides 120 days prior notice of its intent to cancel the agreement. The agreement provides for an annual salary of $300,000 plus an annual bonus equal to ten percent (10%) of the pre-tax operating profit (before other bonuses and certain other stock related compensation expenses) in excess of $675,000. In conjunction with entering into the new agreement the Company replaced or issued the following options to purchase the Company's common stock:

            A. cancelled 300,000 options at $2.00 expiring 11/15/01 and reissued them at $2.00 with a new expiration date of 1/1/06;
            B. cancelled 300,000 options at $3.25 expiring 9/2/04 and reissued them at $3.25 vesting on 1/1/05 but subject to immediate vesting in the event the Company's stock price exceeds $3.50 per share for 180 consectuive days;
            C. issued 200,000 options at $2.50 per share vesting on 1/1/05 but subject to immediate vesting in the event the Company's stock price exceeds $5.00 per share for 180 consectuive days; and
            D. reissued 150,000 options at $1.50 which previously expired on 11/30/00 with a new expiration date of 1/1/06.

ITEM 5.       OTHER INFORMATION

      If Mr. Schiffman dies during the term of his agreement and if the Company is the recipient of at least $1,000,000 of proceeds of insurance on his life, the Company will pay to his widow, or if his wife predeceases him, his estate, a monthly death benefit of $5,500 for a ten-year period. If the Company is not the recipient of at least $1,000,000 of insurance, the monthly death benefit of $5,500 will be paid for a period of three years, followed by a monthly death benefit of $2,750 for seven years; if his widow dies prior to the end of such ten year period, such payments will be made to the widow's estate. The Company is presently not the beneficiary of any life insurance with respect to Mr. Schiffman.

      Effective January 1, 2001, the Company entered into an employment agreement with Mr. Douglas Sabra pursuant to which Mr. Sabra is employed as the Company's Chief Financial Officer for a period of three years. The agreement is thereafter automatically renewed annually for sucessive one-year terms unless either party provides 120 days prior notice of its intent to cancel the agreement. The agreement provides for an annual salary of $120,000 subject to annual increases as agreed to by the Company's compensation committee. Aditionally, Mr. Sabra is entitled for a bonus of up to 50 percent of his annual salary as determined by the Chief Executive Officer. In conjunction with the agreement Mr. Sabra was awarded options to acquire 75,000 shares of the Company's commmon stock at an exercise price of $2.00 which vest on January 1, 2005. Such options are subject to immediate vesting in the event the Company's stock price averages $3.50 per share for 180 consecutive days.

      Each of the executive employment agreements of Mssrs. Ball, Schiffman and Sabra contain provisions that permit them to terminate their agreements for "good reason" including, but not limited to; a change-in-control as defined in the agreements, diminishment of duties or transfer of substantially all of the company assets. Upon such termination the executive may be entitled to be paid a lump sum severance equal to their base salary through the remainder of their contract plus an amount equal to the executive's last annual bonus.

     MOTOROLA LICENSE AGREEMENT

      The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region") effective January 1, 2001. Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license requires minimum royalty payments over three contract periods as follows:

            o $2.4 million during the period of April 1, 2001 to June 30, 2002 (5 quarters)
            o     $3.0 million during the period of July 1, 2002 to June 30,
                  2003
            o $4.5 million during the period of July 1, 2003 to June 30, 2004.

      If the Company elects to terminate the license prior to June 30, 2004, the Company would be required to pay the royalty due for the contract period in effect at the date of cancellation. Motorola has not guaranteed a minimum amount of revenues the Company will receive from the sale of the licensed products and the Company can not guarantee that it will generate sufficient revenues to recover the minimum royalty payments that the Company is obliged to pay to Motorola. The failure to do so could have a material adverse effect on the Company's results of operations.


ITEM 6.        EXHIBITS AND REPORTS

     (a) Exhibits filed herewith:

      10.1 Employment Agreement between Forward Industries Inc. and Jerome E. Ball effective January 1, 2001.

      10.2 Letter agreement dated January 30, 2001 between Forward Industries Inc. and Jerome E. Ball; with respect to an apartment located at 300 East 56th Street New York, NY.

      10.3 Employment Agreement between Forward Industries Inc. and Michael M. Schiffman effective January 1, 2001.

      10.4 Exhibit A to Employment Agreement between Forward Industries Inc. and Michael M. Schiffman.

      10.5 Employment Agreement between Forward Industries Inc. and Douglas W. Sabra effective January 1, 2001.

      11.0  Computation of Earnings Per Share

     (b) Reports on Form 8-K

         None.

                                    SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 30, 2001
                              FORWARD INDUSTRIES, INC.
                                     (Registrant)


                              By: /s/    Douglas W. Sabra
                                 -----------------------------
                              Douglas W. Sabra
                              Chief Financial Officer