Form 10QSB
period 2001-06-30
FORWARD INDUSTRIES INC
filed 2001-08-10
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              for the quarterly period ended June 30, 2001.

    Or

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             for the transition period from ____ to ____

Commission file number 0-6669

FORWARD INDUSTRIES, INC.
 (Exact name of registrant as specified in its charter)

New York	13-1950672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Green Rd., Suite E, Pompano Beach, FL	33064
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2001, 5,825,641 Shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format:   Yes [  ]     No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
NINE MONTHS ENDED JUNE 30, 2001
CONTENTS

			PAGE
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets as of June 30, 2001
		and September 30, 2000	3

		Condensed Consolidated Statements of Operations for the Three
		and Nine months ended June 30, 2001 and 2000	4

		Condensed Consolidated Statements of Cash Flows for the Nine
		months ended June 30, 2001 and 2000	5

		Notes to the Condensed Consolidated Financial Statements - June 30, 2001.	6

	Item 2.	Management's Discussion and Analysis	10

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	14

	Item 2.	Changes in Securities and Use of Proceeds	14

	Item 3.	Defaults upon Senior Securities	14

	Item 4.	Submission of Matters to a Vote of Security Holders	14

	Item 5.	Other Information	14

	Item 6.	Exhibits and Reports on Form 8-K	14

		SIGNATURE	14

PART I.     ITEM 1.     FINANCIAL  STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2001	September 30, 2000

	(Unaudited)	(Note 1)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,047,500	$ 840,532
Accounts receivable, net of allowances of $54,074 and $67,675, at June 30, 2001 and September 30, 2000, respectively	1,979,575	2,062,415
Inventories	778,592	857,082
Current portion of notes and loans receivable	---	143,235
Current portion of notes and loans receivable - officers	18,490	319,603
Prepaid expenses and other current assets	420,438	459,697
Current portion of deferred income taxes	135,000	135,000
Total current assets	4,379,595	4,817,564

Property, plant and equipment- net	499,343	572,177
Assets held for sale	179,475	179,475
Long-term portion of notes and loans receivable - officers	90,316	99,040
Long-term portion of deferred income taxes	1,128,940	1,209,000
Other assets	43,793	60,071

	$ 6,321,462	$ 6,937,327

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 416,886	$ 784,950
Accrued payables and other current liabilities	288,376	503,170
Notes and acceptances payable under credit line	550,000	350,000
Current portion of capital lease obligations	24,360	24,360
Total current liabilities	1,279,622	1,662,480

Long-term portion of capital lease obligations	94,477	112,595

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued	---	---
Common stock, 40,000,00 authorized shares, par value $.01; 6,286,531
shares issued (including 460,890 and 202,390 held in treasury)	62,865	62,865
Paid-in-capital	7,679,768	7,679,768
Accumulated deficit	(2,113,383)	(2,233,479)
Foreign currency adjustment	---	8,799
	5,629,250	5,517,953
Less: Cost of shares in treasury	(681,887)	(355,701)
Total stockholders' equity	4,947,363	5,162,252

	$ 6,321,462	$ 6,937,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000

Net sales	$ 2,348,083	$ 3,473,020	$ 9,905,857	$ 12,513,671
Cost of goods sold	1,695,480	2,425,829	6,516,680	8,382,816
Gross profit	652,603	1,047,191	3,389,177	4,130,855

Operating expenses:
Selling	602,935	515,894	1,644,790	1,549,951
General and administrative	559,885	422,327	1,583,289	1,635,094
Relocation costs	---	187,022	---	187,022
Total operating expenses	1,162,820	1,125,243	3,228,079	3,372,067

Income (loss) from operations	(510,217)	(78,052)	161,098	758,788

Other income (expenses):
Interest expense	(5,648)	(31,606)	(18,711)	(95,471)
Interest income	15,010	26,203	44,830	73,352
Other income (expense), net	(8,370)	24,456	12,939	17,442
Total other income (expense)	992	19,053	39,058	(4,677)

Income (loss) before provision (benefit) for income taxes	(509,225)	(58,999)	200,156	754,111
Provision (benefit) for income taxes	(203,690)	(23,600)	80,060	201,644

Net income (loss)	$ (305,535)	$ (35,399)	$ 120,096	$ 552,467

Net income (loss) per common and common
equivalent share:
Basic	$ (0.05)	$ (0.01)	$ 0.02	$ 0.09

Diluted	$ (0.05)	$ (0.01)	$ 0.02	$ 0.07

Weighted average number of common and common equivalent shares outstanding:
Basic	5,825,641	6,084,141	5,935,919	6,089,974

Diluted	5,825,641	6,084,141	5,941,091	7,397,229

The accompanying notes are an integral part of the condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine months Ended June 30,
	2001	2000

OPERATING ACTIVITIES:
Net Income	$ 120,096	$ 552,467
Adjustments to reconcile net income to net cash
provided by (used in) continuing operations:
Loss on sale of property and equipment	9,745	---
Amortization of deferred debt costs	3,054	29,586
Depreciation and amortization	99,385	75,557
Deferred taxes	80,060	201,644
Changes in assets and liabilities;
Accounts receivable	82,840	973,437
Inventories	78,490	181,317
Prepaid expenses and other current assets	57,494	82,672
Other assets	13,224	(24,829)
Accounts payable	(368,064)	(1,176,593)
Accrued expenses and other current liabilities	(214,794)	(536,486)
Accrued severance to officer	---	(115,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(38,470)	243,772

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	15,243	---
Proceeds from notes and loans receivable	125,000	201,619
(Advances to) proceeds from officer's loans - net	309,837	(428,734)
Purchases of property, plant and equipment	(51,539)	(220,421)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	398,541	(447,536)

FINANCING ACTIVITIES:
Proceeds from (payments of) short term borrowings	200,000	(185,857)
Principal payments on capital lease obligations	(18,118)	---
Purchase of treasury shares	(326,187)	(54,532)
Deferred debt costs	---	(9,161)
NET CASH USED IN FINANCING ACTIVITIES	(144,305)	(249,550)

EFFECT OF EXCHANGE RATE CHANGES	(8,798)	9,389

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	206,968	(443,925)

CASH AND CASH EQUIVALENTS - beginning	840,532	1,210,762

CASH AND CASH EQUIVALENTS - ending	$ 1,047,500	$ 766,837

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO FORM 10-QSB

NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included in this Form 10-QSB includes the results of operations of Forward Industries, Inc. ("the Company") and its wholly owned subsidiary, Koszegi Industries, Inc. ("Koszegi"), for the three and nine month periods ended June 30, 2001 and 2000 prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, including the elimination of intercompany accounts and transactions, which in the opinion of management are necessary for a fair presentation of the interim periods are of a recurring nature and have been reflected in the consolidated financial statements.

The accounting policies utilized in the preparation of this Form 10-QSB are the same as those set forth in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2000 and should be read in conjunction with the disclosures presented therein.

The balance sheet as of September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

The Company has no material components of other comprehensive income (loss) other than net income (loss).

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

2.         BORROWINGS UNDER CREDIT LINE

The Company renewed its credit facility with a bank on April 1, 2001. The credit facility, which provides for an aggregate credit of $5.0 million including a sublimit of $3.0 million for direct borrowings and bankers acceptances, is renewable annually at the discretion of the bank and is securred by substantially all of the Company's assets. There are no formulas or restrictive covenants associated with the credit facility. The Company is, however, required to maintain operating performance which is acceptable to the bank and eliminate borrowings for 30 consecutive days during each annual period. The Company completed its 30 day period with no borrowings on May 15th 2001. The credit facility bears interest at the prime rate in effect from time-to-time plus one quarter of one percent per annum. At June 30, 2001, the Company was liable under the credit faciltiy in the amount of $550,000 for direct borrowings.

3.         INVENTORIES

Inventories consist of the following:

	June 30, 2001	September 30, 2000

Finished goods	$ 761,526	$ 844,710
Raw materials and supplies	17,066	12,372
	$ 778,592	$ 857,082

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO FORM 10-QSB

NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

4.         COMMITMENTS

EMPLOYMENT CONTRACTS:
Effective January 1, 2001 the Company entered into employment agreements with three executive officers expiring at different times through December 31, 2004. Such agreements provide for minimum salary levels, incentive bonuses and other benefits. The aggregate commitment under these agreements for future salaries at June 30, 2001, excluding bonuses and other benefits, was approximately $1,290,000. Under certain conditions, such as a change in control of the Company, assignment to duties inconsistent with their current postions and other similar circumstances as specified in their individual agreements, the executives may be permitted to terminate their respective agreements and receive a lump sum payment equivalent to their remaining base salary plus their prior year's bonus.

ROYALTY PAYMENTS:
The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region") effective January 1, 2001. Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license requires the Company to make minimum royalty payments to Motorola over three contract periods as follows:

      $2.4 million for the contract period of April 1, 2001 to June 30, 2002
      $3.0 million for the contract period of July 1, 2002 to June 30, 2003
      $4.5 million for the contract period of July 1, 2003 to June 30, 2004

In June 2001 both Motorola and the Company agreed to extend the contract and the minimum royalty payments to:

      $2.4 million for the contract period of July 1, 2001 to September 30, 2002
      $3.0 million for the contract period of October 1, 2002 to September 30, 2003
      $4.5 million for the contract period of October 1, 2003 to September 30, 2004

  The Company has the ability to terminate the license at anytime during the license period, with 90 days written notice. If terminated, the Company would be required to pay only those royalties due for the contract period in effect at the date of termination.

  FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO FORM 10-QSB

  NINE MONTHS ENDED JUNE 30, 2001 AND 2000
  (UNAUDITED)

  5.         BUSINESS SEGMENT INFORMATION

  The Company operates in a single segment providing carrying solutions for portable electronic devices. The Company designs and markets its products primarily to manufacturers of electronic devices such as wireless telecommunications, medical equipment and computer manufacturers. The Company's principal decision maker monitors Company performance by geographic locations. Geographic locations are determined based primarily on the location of the customer. Information by geographic location is as follows:

	(All amounts in thousands of dollars)
	Three Months Ended June 30,		Nine months Ended June 30,
Sales	2001	2000	2001	2000
United States	$ 1,553	$ 1,335	$ 4,368	$ 5,062
Europe	786	2,109	5,508	7,357
Other	9	29	30	95
Total sales	$ 2,348	$ 3,473	$ 9,906	$ 12,514

Operating income (loss)
United States	$ (14)	$ (70)	$ 87	$ 228
Europe	(14)	595	1,573	2,366
Other	(5)	6	(2)	16
Corporate overhead	(477)	(609)	(1,497)	(1,851)
Total operating income (loss)	$ (510)	$ (78)	$ 161	$ 759

  Identifiable Assets:

  Identifiable assets by geographic segment are as follows:

	(All amounts in thousands of dollars)
	June 30	September 30,

	2001	2000

United States	$ 2,084	$ 1,805
Europe	1,279	1,787
Other	83	156
Unallocated corporate	2,875	3,189
Total assets	$ 6,321	$ 6,937

  FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO FORM 10-QSB

  NINE MONTHS ENDED JUNE 30, 2001 AND 2000
  (UNAUDITED)

  6.          EARNINGS PER SHARE

  Basic earnings per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). The Company reported net losses for the three months ended June 30, 2001 and June 30, 2000 and the effects of outstanding options and warrants were not included in the calculation of diluted net loss per share for those periods, as their inclusion would be anti-dilutive.

  Calculation of Earnings (Loss) Per Share is as follows:

	Three Months Ended June 30,		Nine months Ended June 30,
	2001	2000	2001	2000
Numerator:
Net income (loss)	$ (305,535)	$ (35,399)	$ 120,096	$ 552,467

Denominator:
Denominator for basic income (loss) per share - weighted average shares	5,825,641	6,084,141	5,935,919	6,089,974
Dilutive stock options and warrants - treasury stock method	**	**	5,172	1,307,255
Denominator for diluted income (loss) per share - weighted average shares	5,825,641	6,084,141	5,941,091	7,397,229

Net income (loss) per common share
Basic	$ (0.05)	$ (0.01)	$ 0.02	$ 0.09

Diluted	$ (0.05)	$ (0.01)	$ 0.02	$ 0.07

  ** Not included because the inclusion of such shares would be antidilutive.

  PART I.      ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this Report. This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, (including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended September 30, 2000) and that actual results may differ materially from the statements that constitute forward-looking statements as a result of various factors.

          The following discussion and analysis compares the results of the Company's continuing operations for the Three and Nine months ended June 30, 2001, and the Three and Nine months ended June 30, 2000.

  Overview.

          The Company is a designer and supplier of carrying cases, clips and other carrying solutions for portable electronics, telecommunications and medical devices. As reported in its most recent annual report filed on Form 10-KSB, two customers accounted for approximately 65% of the Company's sales, and approximately 52% of the Company's total sales were derived from the European segment. The Company is pursuing a strategy to diversify its customer base and expand its sales capabilities in Europe.

          Effective January 1, 2001, the Company entered into a multi-year licensing agreement with Motorola to distribute the Company's products throughout Europe, the Middle East and Africa (the "EMEA" region) using certain trademarks of Motorola. The Company believes that such agreements have the potential to increase sales, further diversify its customer base, expand its marketing capabilities, strengthen relationships with major customers and develop a more complete distribution infrastructure to support the Company's continued growth in the European segment. In addition to the expenditures for royalty payments described herein, the Company expects to increase operating expenses to support the Motorola licensing agreement and to more fully develop its European sales and distribution capabilities. There are no guarantees that such expenditures will generate sufficient revenues to offset their costs and, to the extent they do not, they may have an adverse material effect on the Company's results of operations.

  Three Months ended June 30, 2001 (the "2001 Quarter") Compared to Three Months ended June 30, 2000 (the "2000 Quarter")

          The Company's net loss increased by $271,000 to $306,000 in the 2001 Quarter as compared to a net loss of $35,000 in the 2000 Quarter. The resulting loss per share was $0.05 in the 2001 Quarter as compared to a loss per share of $0.01 in the 2000 Quarter.

  Revenues.

          Sales decreased by $1,125,000 or 32% to $2,348,000 in the 2001 Quarter, from $3,473,000 in the 2000 Quarter. Sales to the Company's two largest customers, Motorola and Abbot Laboratories (including their affiliates and subsidiaries), were approximately $1.2 million less in the 2001 Quarter than in the 2000 Quarter and accounted for virtually all of the sales decrease. These two customers have historically comprised approximately 65% of the Company's revenues. The Company believes that such wide fluctuations in demand for the Company's products by these customers are caused by the timing of product launches, management of inventory levels and general economic conditions affecting their markets.

  Operating Expenses

          The Company's gross profit declined by $394,000 or 38% to $653,000 in the 2001 Quarter from $1,047,000 in the 2000 Quarter. The decline in gross profit relates directly to the lower sales volume. As a percentage of sales, gross profit decreased to 28% in the 2001 Quarter from 30% in the 2000 Quarter primarily due to fixed costs of the Company's Hong Kong operations .

          Selling expenses increased $87,000 or 17% to $603,000 in the 2001 Quarter from $516,000 in the 2000 Quarter. The increase was due to higher personnel, travel and recruiting expenses, which were partially offset by lower sales commissions. The ratio of selling expenses to net sales increased to 26% from 15% due to the lower sales volume and higher selling expenses. Management expects selling expenses to increase significantly in future quarters due to royalty fees associated with the Motorola licensing agreement and other expenses related to the Company's plan to expand its European sales capabilities. Beginning with the Company's fourth fiscal quarter (July-September 2001), the Company expects to incur royalty fees of at least $480,000 per quarter plus additional operating costs associated with its expanding European operations.

          General and administrative expenses increased by $138,000 or 33% to $560,000 from $422,000 in the 2000 Quarter. The increase is due primarily to higher professional fees, including approximately $80,000 of one-time fees paid to establish a European operating subsidiary. Management expects that recurring general and administrative expenses will increase in future quarters as necessary to operate and maintain the European subsidiary.

          The Company expensed approximately $187,000 in the 2000 Quarter associated with consolidating its offices from New York and Indiana to Florida. There were no such expenses incurred in the 2001 Quarter.

          Consolidated pretax losses from operations increased by $432,000, to a loss of $510,000 in the 2001 Quarter from a loss of $78,000 in the 2000 Quarter as a result of the factors discussed above.

  Other Income (Expense).

          Interest expense decreased $26,000 to $6,000 in the 2001 Quarter from $32,000 in the 2000 Quarter because of lower interest rates and lower average borrowings by the Company under its credit line. Interest income decreased $11,000 to $15,000 from $26,000 due to lower balances on notes receivable and officer's loans. Other income, net of other expense, decreased $33,000 to a net loss of $8,000 from a net gain of $25,000 in the 2000 Quarter. The $8,000 expense in the 2001 Quarter relates primarily to a loss on the disposal of assets.

  Income Taxes.

          Larger operating losses in the 2001 Quarter increased the income tax benefit by $180,000 to $204,000 from $24,000 in the 2000 Quarter. The effective tax rates for the 2001 and 2000 Quarters were 40%.

  Nine months ended June 30, 2001 (the "2001 Period") Compared to Nine months ended June 30, 2000 (the "2000 Period")

          Net income declined by $432,000 to $120,000 in the 2001 Period as compared to net income of $552,000 in the 2000 Period. Basic and diluted earnings per share from continued operations decreased to $0.02 in the 2001 Period from $0.09 and $0.07 in the 2000 Period, respectively.

  Revenues.

          Sales fell $2,608,000 or 21% to $9,906,000 in the 2001 Period, from $12,514,000 in the 2000 Period. U.S. sales decreased 14% or approximately $694,000 to $4,368,000 in the 2001 Period from $5,062,000 in the 2000 Period and reflect lower overall sales to Abbott Laboratories as they adjusted their inventory levels. European sales declined 25% or approximately $1,849,000 to $5,508,000 in the 2001 Period from $7,357,000 in the 2000 period. The difference is due primarily to a large order placed by Motorola in connection with a single product in the first quarter of the 2000 Period. Sales to the Company's two largest customers, Motorola and Abbott Laboratories, totaled approximately $6,658,000 in the 2001 period as compared to $8,733,000 in the 2000 Period and continue to represent the majority of the Company's revenue.

  Operating Income.

          The Company's gross profit decreased by $742,000 or 18% to $3,389,000 in the 2001 Period from $4,131,000 in the 2000 Period, while the gross margin percentage increased to 34% in the 2001 Period from 33% in the 2000 Period. The higher gross margin percentage is largely a result of reduced expenses due to the Company's closure of its South Bend facilities and lower freight costs in the first quarter of 2001.

          Selling expenses increased $95,000 or 6% to $1,645,000 in the 2001 from $1,550,000 in the 2000 Period. The increase was attributable to higher personnel, recruitment and travel expenses, which were partially offset by lower sales commissions. The ratio of selling expenses to net sales increased to 17% in the 2001 Period from 12% in the 2000 Period due to the lower sales volume and slightly higher operating expenses.

          General and administrative expenses decreased $52,000 or 3% to $1,583,000 in the 2001 period from $1,635,000 in the 2000 Period. The decrease is primarily related to lower personnel and travel expenses which were partially offset by higher professional fees. As a percentage of net sales, general and administrative expenses increased to approximately 16% of sales in the 2001 Period up from 13% in the 2000 Period due primarily to the lower sales volume in the 2001 Period.

          The Company expensed approximately $187,000 in the 2000 Period associated with consolidating its offices from New York and Indiana to Florida. There were no such expenses incurred in the 2001 Period.

          Consolidated pretax income from operations decreased by $598,000 to a profit of $161,000 in the 2001 Period from $759,000 in the 2000 Period as a result of the factors discussed above.

  Other Income (Expense).

          Interest expense decreased by $76,000 to $19,000 in the 2001 Period from $95,000 in the 2000 Period. The decrease is a result of lower average borrowings under the Company's credit line and lower interest rates. Interest and other income-net, decreased $33,000 to $58,000 in the 2001 Period from a $91,000 income in the 2000 Period. The decrease is primarily related to lower interest on officer and notes receivable.

  Income Taxes.

          The provision for income taxes decreased by $122,000 to $80,000 in the 2001 Period from $202,000 in the 2000 Period due to lower pre-tax profits in 2001 Period. The effective tax rates for the 2000 and 2001 Periods were 27% and 40%, respectively.

  Liquidity and Capital Resources.

          In the 2001 Period, $38,000 of cash was used in operating activities. This primary components of the change were the decreases in accounts payable of $368,000 and accrued expenses of $215,000. Those amounts were offset by net income of $120,000, the decreases in accounts receivable of $83,000, and inventories of $78,000, combined with the add the add back of non-cash charges for depreciation of $99,000 and the increase in the deferred tax asset of $80,000.

           Net investing activities in the 2001 Period generated cash of $399,000. The Company collected $125,000 of notes receivable, which arose from the sale of its discontinued operations in 1997 and $310,000 in loans to officers. The Company spent $52,000 for new property, plant and equipment in the 2001 Period.

           Financing activities in the 2001 Period used cash of $144,000. The Company's credit line provided additional funds in the amount of $200,000. The Company spent $18,000 for payments on capital lease obligations and completed its previously announced stock buyback program by purchasing 258,500 shares of its common stock in open market transactions for $326,200 in the 2001 Period.

           The Company renewed its credit facility with a bank on April 1, 2001. The credit facility, which provides for an aggregate credit of $5.0 million including a sublimit of $3.0 million for direct borrowings and bankers acceptances, is renewable annually at the discretion of the bank and is securred by substantially all of the Company's assets. There are no formulas or restrictive covenants associated with the credit facility. The Company is, however, required to maintain operating performance which is acceptable to the bank and eliminate borrowings for 30 consecutive days each annual period. The Company completed its 30 day period with no borrowings on May 15, 2001. The credit facility bears interest at the prime rate in effect from time-to-time plus one quarter of one percent per annum. At June 30, 2001, the Company was liable under the credit faciltiy in the amount of $550,000 for direct borrowings.

           In connection with the Company's consolidation of its offices from New York and South Bend, Indiana, to Pompano Beach, Florida in July of 2000, land and a building owned by the Company in South Bend are being held for sale. Current market comparisons indicate that the fair market value less estimated costs to sell is at least equal to, or greater than, the carrying amount of $179,500.

           In connection with its restructuring during fiscal 1998, the Company hired a new Chief Executive Officer and accepted the resignation of Mr. Theodore H. Schiffman, its co-founder and former Chief Executive Officer. Mr. Schiffman received a five-year consulting arrangement with annual consulting payments of $200,000 per year and a severance package totaling $350,000, of which $200,000 was paid on January 1, 1999, and the remainder paid in varying amounts and dates through April 15, 2000. Such amounts were paid out of the Company's existing cash position or from internally generated funds. As of June 30, 2001 the Company is liable to Mr. Schiffman under that arrangement in the amount of approximately $450,000. The Company expects that such amounts will be paid out of internally generated funds.

           Effective January 1, 2001, the Company entered into employment agreements with three executive officers expiring at different times through December 31, 2004. Such agreements provide for minimum salary levels, incentive bonuses and other benefits. The aggregate commitment under these agreements for future salaries at June 30, 2001, excluding bonuses and other benefits, was approximately $1,290,000. Under certain conditions such as a change in control of the Company, assignment to duties inconsistent with their current positions and other similar circumstances as specified in their individual agreements, the executives may be permitted to terminate their respective agreements and receive a lump sum payment equivalent to their remaining base salary plus their prior year's bonus.

          The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region") effective January 1, 2001. Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license requires the Company to make minimum royalty payments to Motorola over three contract periods as follows:

    $2.4 million for the contract period of April 1, 2001 to June 30, 2002
    $3.0 million for the contract period of July 1, 2002 to June 30, 2003
    $4.5 million for the contract period of July 1, 2003 to June 30, 2004

  In June 2001 both Motorola and the Company agreed to extend the contract and the minimum royalty payments to:

    $2.4 million for the contract period of July 1, 2001 to September 30, 2002
    $3.0 million for the contract period of October 1, 2002 to September 30, 2003
    $4.5 million for the contract period of October 1, 2003 to September 30, 2004

          If the Company elects to terminate the license before Sep 30, 2004, the Company would be required to pay the royalty due for the contract period in effect at the date of cancellation. Motorola has not guaranteed a minimum amount of revenues the Company will receive from the sale of the licensed products, and the Company can not guarantee that it will generate sufficient revenues to recoup the minimum royalty payments that the Company is obligated to pay to Motorola. The failure to do so could have a material adverse affect on the Company's results of operations. As of June 30, 2001, the Company has not completed any sales of the licensed products within the EMEA region to third parties and therefore has not recognized any expense associated with the royalty.

  Deferred Income Taxes.

           The Company's balance sheet at June 30, 2001 includes a $1,264,000 deferred tax asset. The Company was profitable in the 2000 Period and, in fiscal year 1999 and in fiscal year 1998 before restructuring charges associated with the non-recurring costs of the shutdown of its South Bend plant. However, to the extent that the Company's operations may not be profitable in future periods, the Company would not be able to realize the benefit of its deferred tax assets. Without such deferred tax assets, at June 30, 2001, the Company's stockholder's equity at such date of $5,629,000 would have been reduced to a stockholder's equity of $4,365,000 and the Company's working capital at June 30, 2001 would have been reduced by $135,000 from $3,100,000 to $2,965,000. The Company believes that it is more likely than not that the deferred tax asset will be realized.

  PART II.        OTHER INFORMATION

  ITEM 1.         LEGAL PROCEEDINGS

  None.

  ITEM 2.         CHANGES IN SECURITIES

  None.

  ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

  None.

  ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  ITEM 5.         OTHER INFORMATION

  None.

  ITEM 6.         EXHIBITS AND REPORTS

  (a)     Exhibits filed herewith:

       None

  (b)     Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on May 1, 2001 reporting a change in its Certifying Accountants.

  SIGNATURE

  In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated: August 10, 2001

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Douglas W. Sabra
Douglas W. Sabra
Chief Financial Officer