Form 10KSB40
period 2001-09-30
FORWARD INDUSTRIES INC
filed 2002-01-11
CIK 38264

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the
           fiscal year ended September 30, 2001

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the
          transition period from ____ to ____

Commission file number 0-6669

FORWARD INDUSTRIES, INC.
(Name of small business issuer in its charter)

New York	13-1950672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Green Road Suite E, Pompano Beach, FL	33064
(Address of principal executive offices)	(Zip Code)

                                   (954) 419-9544
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x ]

The issuer's revenues for its most recent fiscal year were: $13,176,558

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was:

Approximately $5,913,025 based on the average of the closing bid price ($1.00) and closing asked price ($1.03) as reported on the NASDAQ SmallCap Market on January 4, 2002.

As of January 4, 2002, 5,825,641 Shares of the issuer's Common Stock, $.01 par value were outstanding.

Transitional Small Business Disclosure Format: Yes [  ]   No [ X ]

PART I

This Annual Report on Form 10-KSB contains forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. See "Cautionary Statement Regarding Forward - Looking Statements" contained in Part II, Item 6 of this Report.

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

        Forward Industries, Inc. (together with its subsidiaries, unless the context requires otherwise, "Forward" or the "Company") was incorporated in 1961 under the laws of the State of New York. For several years prior to the Company's 1989 acquisition of Koszegi Industries, a manufacturer of soft-sided carrying cases (see "Products"), the Company's sales were approximately equally divided between those of vinyl advertising specialties and loose-leaf ring and post binders; both were manufactured by the Company. During recent years, Koszegi Industries (the carrying case business) progressively became the more significant division of the Company's operations. In September 1997, the Company sold its assets relating the production of advertising specialties and ceased operating that portion of its business to focus on the carrying case business.

        The Company had been producing soft-sided carrying cases in its South Bend, Indiana manufacturing plant and overseas through contract-manufacturers. However, with the general increase in carrying case production occurring in the Asian market, the Company established an alternative source to domestic production, thereby enabling the Company to close its manufacturing operation in South Bend on February 28, 1999 and eliminate the related costs of domestic manufacture. See "Production and Materials."

        The Company consolidated its remaining sales and customer service operations from South Bend, Indiana, and its executive offices from Westbury, New York, to a new office at 1801 Green Road in Pompano Beach, Florida in July of 2000.

PRODUCTS

        Custom Carrying Cases. The Company designs and markets custom soft-sided carrying cases, bags, and clips from leather, nylon, vinyl and other synthetic fabrics (the "carrying cases business") through its wholly-owned subsidiaries, Koszegi Industries, Inc. ("Koszegi"), and Forward Innovations GmbH ("Innovations"). These carrying cases and bags are utilized for transporting portable electronic products such as cellular telephones, medical instruments, computers, and other hand held devices. The carrying cases business accounted for all of the Company's net sales in the fiscal years ended September 30, 2001 and 2000 ("Fiscal 2001" and "Fiscal 2000", respectively). Since its acquisition of the carrying case business in 1989, the Company has concentrated its marketing and development efforts on original equipment manufacturers in the communications (principally cellular telephones), computer and medical instrumentation industries. In April 1995, the Company expanded its product line to include laptop/notebook computer cases marketed for general retail distribution under the Terrapin™ brand name. See "Marketing and Distribution".

MARKETING AND DISTRIBUTION

        Custom Carrying Cases. The Company markets its custom carrying cases to original equipment manufacturers, principally in the communications, medical and testing and measurement equipment industries. Such cases are manufactured to customer specifications and usually bear the customer's identifying logo imprint. The carrying cases are generally packaged and distributed with the manufacturer's products. During Fiscal 2001, over 90% of the Company's sales were made directly by Company employees. The remaining sales were made through independent sales representative organizations that received a commission averaging 5% of the net sales made by them. In Fiscal 2001 and Fiscal 2000, approximately 60% and 55% of sales, respectively, were made to customers outside of the United States. The increase represents the fact the Company has increased its sales and marketing efforts outside the United States and expects that foreign sales will continue as the greater percentage of its business in the near term. Motorola Inc. ("Motorloa"), the Company's largest customer, together with its respective international affiliates, accounted for approximately 50% of the Company's sales in Fiscal 2001 and Fiscal 2000. Abbott Laboratories and its UK subsidiary Medisense, accounted for approximately 13% and 17% of the Company's net sales during Fiscal 2001 and Fiscal 2000, respectively. The loss of these customers would have a material adverse effect on the Company. The Company presently has approximately 175 active customers and is seeking to further expand its customer base by entering into licensing or distribution agreements with its some of its key manufacturing customers. Under these agreements the Company will offer additional products directly to the manufacturer's customers.

        Distribution of Computer and Waterproof "Aquapak" Cases. In April 1995, the Company commenced marketing a line of notebook computer carrying cases to retailers and consumers under the Terrapin™ brand name. These cases, which were manufactured in nylon, leather and hard-shell thermoformed materials, provide storage space for a computer and related items and could be used as a "portable office" by the computer user. In an effort to expand its retail product offerings, in 1999, the Company, commenced marketing plastic waterproof carrying cases under the manufacturer's brand name of "Aquapak". Sales of the Terrapin™ and Aquapak products did not meet expectations and, despite some early success selling the products directly via the internet, the Company decided in Fiscal 2001 to stop producing and marketing these products. Sales of Terrapin and Aquapak products totaled approximately $160,000 and $250,000 in Fiscal 2001 and Fiscal 2000, respectively.

        Distribution of Trademarked Products. Effective January 2001, the Company entered into a multi-year licensing agreement with Motorola to distribute the Company's products bearing certain Motorola trademarks throughout the Europe, Middle East and Africa the ("EMEA Region"). Motorola previously sold these products via its own sales force. Under the terms of the agreement, as amended, the Company will pay Motorola a royalty of either 12% or 15% of the revenue derived from the sale of the trademarked products, depending upon the terms of the sale. Subject to termination by Company at the end of any applicable contract period, the Company has guaranteed Motorola minimum royalty payments as described below:

  $850,000 for the contract period of July 1, 2001 to September 30, 2002

  $960,000 for the contract period of October 1, 2002 to September 30, 2003
  $1,000,000 for the contract period of October 1, 2003 to September 30, 2004

        Sales of the licensed products in Fiscal 2001 were hampered by delays associated with the challenge of designing, manufacturing, testing, packaging, obtaining product approval, promoting and distributing a complete new line of carrying case accessories for the Motorola phones. Because of those delays, the Company did not begin to recognize revenue from the sale of these licensed products until late in its fourth quarter. Sales of these licensed products amounted to approximately $71,000 in Fiscal 2001.

        Credit Risk. The Company sells its products on credit terms customary in the industry, and has not had significant credit problems with its customers. Three customers accounted for approximately 52% and 70%, of the Company's accounts receivable at September 30, 2001 and 2000, respectively. These customers are substantial companies with good credit worthiness. None of these customers are in default and payments are received from them on a timely basis. Any failure of such customers to pay the sums they owe to the Company when due would have a material adverse effect on the Company.

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

        In order to achieve lower production costs for its products and to enable the Company to increase its production capacity without incurring significant capital costs for expanded facilities and equipment, the Company has, since 1992, utilized foreign contractors to manufacture its carrying cases to the extent practicable. Such foreign contractors produced more than 90% of the Company's carrying cases in Fiscal 2001. The Company does not have written agreements with any of such contractors to continue to supply the Company with finished product.

        The Company is dependent on five main foreign suppliers for the purchase of it products. The Company purchased approximately 80% and 85% of its products from these suppliers in Fiscal 2001 and Fiscal 2000, respectively. One supplier accounted for approximately 27% and 30% of the Company's product purchases in Fiscal 2001 and Fiscal 2000, respectively. Management believes that other suppliers could provide similar products on comparable terms, however, a change in an individual supplier could delay shipment of product resulting in a loss of sales that could affect operating results

        Three domestic suppliers provide approximately 10% of the Company's products. Generally these suppliers handle small orders that are not economical to produce overseas. One of these suppliers, Medcovers Inc., sought protection under Chapter 11 of the U.S. Bankruptcy Code in Fiscal 2001. The Company purchased approximately $22,000 and $206,000 of inventory from Medcovers in Fiscal 2001 and Fiscal 2000, respectively, and does not believe the outcome of Medcovers bankruptcy will have a material impact on its ability to meet its production demands. As a result of its bankruptcy, Medcovers has defaulted on its contract to pay the Company approximately $240,000, which represents the balance owed by Medcovers to the Company in connection with Company's sale to Medcovers of certain manufacturing equipment used to produce the Company's products.

        In order to assure that product manufacturing by foreign contractors meets the Company's standards, the Company maintains a quality control inspection facility in Hong Kong. This facility inspects all outsourced production and during Fiscal 1999, received ISO 9002 quality certification.

        All of the custom carrying cases are manufactured to customer order. The Motorola licensed products have, to date, been manufactured for both inventory and customer order. Products are shipped to customers by common carrier.

COMPETITION

        The business in which the Company engages is highly competitive. There are competitors that are substantially larger than the Company and have greater financial and other resources. In the production of carrying cases for original equipment manufacturers, the Company competes with approximately 1,500 United States and foreign producers. Management believes that the Company maintains its competitive position through maintenance of an extensive line of products, design capability, competitive pricing policies, reliable product delivery and quality.

EMPLOYEES

        At September 30, 2001, the Company had approximately 40 full-time employees, of whom 4 are employed in executive capacities, 5 are employed in administrative and clerical capacities, 16 are employed in sales and sales support capacities and the balance in quality control and warehouse capacities. From time to time, use is made of full-time temporary workers (there were 14 such temporary workers at September 30, 2001), primarily as quality control inspectors in the Company's Hong Kong quality control facility. The number of temporary employees varies, depending on production requirements. The Company considers its employee relations to be satisfactory. None of the Company's employees are covered by a collective bargaining agreement.

ENVIRONMENTAL PROTECTION

        Compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any material effect upon the capital expenditures, earnings or competitive position of the Company.

ITEM 2 - DESCRIPTION OF PROPERTY

        The Company, through Koszegi, a wholly owned subsidiary, owns a 7,000 square foot building at 713 Scott Street, South Bend, Indiana, (the "Scott Street property") which it purchased in 1990 for $125,000. The Company's sales, customer service and selected administrative staff occupied this space until July 2000.

        In July 2000, operations at the Scott Street property, and the executive functions that were being performed in leased office space at 400 Post Ave, in Westbury, New York, were consolidated into leased office space located at 1801 Green Road, Suite E, in Pompano Beach, Florida at a rent of approximately $8,000 per month. As a result of the consolidation, the Scott Street property was vacated and the Westbury, New York lease terminated. The Scott Street property is presently being offered for sale.

        The Company, through Koszegi Asia Ltd, a wholly owned subsidiary, leases warehouse and office space in Hong Kong at which its quality control inspection facilities are located, at a monthly rental of approximately $7,500.

        The Company, through Forward Innovations GmbH, a wholly owned Swiss subsidiary, leases approximately 2,000 square feet of office space in Cham, Switzerland, pursuant to a lease running through June 2003 at a monthly rental of approximately $1,700 per month. The facility is used as a sales and administrative office.

ITEM 3 - LEGAL PROCEEDINGS

        In October of 2001, the Company initiated action against Royal Industries Inc. "Royal" in the Supreme Court of the State of New York, Kings County, asserting causes of action for conversion and unjust enrichment. The Company alleges that, without consent or authority of the Company, and with full knowledge of the Company's rights under a security agreement, Royal wrongfully took possession of certain assets in which the Company had a properly perfected security interest. The Company seeks compensatory damages of $1 million. Royal has filed a counterclaim against the Company alleging abuse of process and harassment, and is seeking an award of punitive damages in the amount of $1 million. Discovery is in the preliminary stage, but the Company believes the counterclaim is without merit and intends to vigorously defend the Company against these allegations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on July 10, 2001. The following matters were voted upon at the Annual Meeting of Shareholders:

1.    Election of a Board of Directors

	Number of Shares Voted
Name	For	Against	Abstain
Jerome E. Ball	4,372,784	1,104,067
Noah Fleschner	4,372,784	1,104,067
Samson Helfgott	4,372,784	1,104,067
Norman Ricken	4,372,784	1,104,067
Michael Schiffman	4,372,784	1,104,067
Theodore H. Schiffman	4,372,784	1,104,067

  The above directors, all of whom severed in Fiscal 2000, were re-elected at the annual meeting.

2.    Ratification of Ernst & Young LLP as the independent auditors and accountants for the Company for the Fiscal Year ending September 30, 2001.

	Number of Shares Voted
	For	Against	Abstain
Ratify Ernst & Young LLP	4,433,885	1,026,904	16,062

PART II

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Market for the Common Stock. The principal market for the Company's Common Stock is the NASDAQ SmallCap Market. The Company's common stock is traded under the symbol "FORD". The following table sets forth the high bid and low bid quotations from the NASDAQ SmallCap Market for the fiscal quarters set forth below. These represent prices between dealers, exclusive of retail markup, markdown or commission and do not necessarily represent actual transactions.

	Common Stock
	Fiscal 2001		Fiscal 2000
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$ 1.50	$ .69	$ 3.38	$ 2.00
Second Quarter	1.75	.94	4.50	2.50
Third Quarter	1.25	.90	3.13	1.50
Fourth Quarter	1.05	.55	2.25	1.00

        On January 4, 2002, the closing bid quotation for the Common Stock was $1.02 per share.

        Holders of Common Stock. On January 4, 2002, there were approximately 220 holders of record of the Company's Common Stock.

        Dividends. The Company has not paid any cash dividends since 1987 and does not plan to pay cash dividends in the foreseeable future. The payment of any future dividends will depend upon the Company's outstanding loan arrangements, as well as its short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by the Company's Board of Directors.

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

        The following discussion and analysis compares the results of the Company's continuing operations for the fiscal years ended September 30, 2001, 2000 and 1999. Fiscal 2000 and 1999 have been restated to include approximately $370,900 and $201,100, respectively, of additional non-cash, stock-based compensation. See Note 16 to the consolidated financial statements.

RESULTS OF OPERATIONS, FISCAL 2001 COMPARED WITH FISCAL 2000

NET LOSS

         The Company's net loss increased by approximately $1.7 million to $1.98 million in Fiscal 2001 from a net loss of approximately $279 thousand in Fiscal 2000. Basic and diluted loss per share increased from a loss of $.05 in Fiscal 2000 to a loss of $.33 in Fiscal 2001. Substantially all of the increase in the net loss can be attributed to a non-cash charge of approximately $1.4 million taken by the Company in Fiscal 2001 to fully reserve for its deferred tax assets and the write-off of a non-trade receivable of approximately $220 thousand from the sale of assets that occurred in 1998.

REVENUES

        Fiscal 2001 sales declined by approximately $1.2 million, or 8.6%, to $13.2 million as compared to $14.4 million in Fiscal 2000. Sales in the U.S. market declined approximately $1 million, or 16%, from $6.5 million to $5.5 million. The reduction in U.S. revenue was primarily a result of lower sales volume to the Company's 2nd largest customer, Abbott Laboratories. The Company believes that this decline was temporary in nature, as the customer adjusted its inventory levels.

        European sales were $7.6 million in both Fiscal 2001 and Fiscal 2000. In Fiscal 2001, the Company increased its investment in the European region and established a permanent sales and customer service office. This investment allowed the Company to maintain its historical sales levels despite the sluggish European economy. The Company also believes the investment will enable it to further diversify its customer base and capitalize on its Motorola Licensing Agreement.

LOSS FROM OPERATIONS

        Consolidated losses from continuing operations before taxes increased by $135,600 to a loss of $374,800 in Fiscal 2001 from a loss of $239,200 in Fiscal 2000 as more fully described below.

        Gross profit decreased $341,200 as a result of the lower sales volume to approximately $4,132,500 in Fiscal 2001 from $4,473,700 in Fiscal 2000. The gross profit percent was approximately 31% for both periods.

        Selling expenses increased by $554,700, or 30%, to approximately $2,420,400 in Fiscal 2001 from $1,865,700 in the Fiscal 2000. The ratio of selling expenses to net sales increased to 18% in Fiscal 2001 from 13% in the Fiscal 2000 due to lower sales and the expansion in the EMEA region. In Fiscal 2001, the Company recorded $170,000 of royalty fees as a selling expense associated with its Motorola licensing agreement. The majority of the remaining increase can be attributed to higher sales salaries of approximately $330,000 and reflects the Company's intent to focus its resources on its sales and marketing efforts.

        General and administrative expenses decreased by $509,200, or 20%, in Fiscal 2001 to $2,086,900 from $2,596,100 in Fiscal 2000. The decline is attributable to the absence of stock-based compensation expense recorded in Fiscal 2000 in the amount of approximately $370,000. No such expense was recorded in Fiscal 2001. The ratio of general and administrative expenses to net sales decreased to 16% in Fiscal 2001 from 18% in Fiscal 2000. Personnel expenses were lower by approximately $310,000 as a result of the Company's move to Florida and the reassignment of personnel to sales duties in Fiscal 2001. Those savings were partially offset by approximately $116,000 of professional fees associated with establishing a European subsidiary.

        In Fiscal 2000, the Company incurred expenses of approximately $251,100 associated with consolidating the South Bend, Indiana and Westbury, New York Offices. No such costs were incurred in 2001.

OTHER INCOME (EXPENSE)

        Net interest expense resulted in other income of approximately $24,000 as compared to a net expense of $7,500 in Fiscal 2001 and Fiscal 2000, respectively. The change is a result of higher average cash balances and lower average borrowings under the Company's line of credit. Other expenses of $284,100 in Fiscal 2001 were primarily attributable to the write-off of approximately $240,000 relating to the bankruptcy of a contractor who had previously purchased machinery from the Company in exchange for a note. The Company also realized losses on the disposal of equipment no longer used in operations of approximately $48,800 in Fiscal 2001.

INCOME TAXES

         In Fiscal 2001 the Company increased its deferred tax valuation allowance by approximately $1.4 million to fully reserve for the balance of its $2.0 million deferred tax asset. The increase in the valuation allowance resulted in a net tax expense of $1.34 million as compared to a tax expense of $54,000 in Fiscal 2000. The primary component of the Company's deferred tax asset is its federal tax net operating loss (NOL) carryforward in the United States. FASB Statement No. 109, Accounting for Income Taxes, requires that the Company reduce its tax asset by recording a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The Company was not profitable in Fiscal 2001 or Fiscal 2000. In light of current economic conditions in the United States and based upon both positive and negative evidence considered by management, the Company has elected to fully reserve for the asset. The Company will continue to monitor the potential economic benefits of its deferred tax asset and may adjust the allowance in future periods to reduce tax expense as the benefit of the asset becomes more certain.

RESULTS OF OPERATIONS, FISCAL 2000 COMPARED WITH FISCAL 1999

         Fiscal 2000 and Fiscal 1999 figures have been restated to include stock-based compensation expense of approximately $370,900 and $201,100, respectively. See Note 16 to the consolidated financial statements.

NET INCOME OR LOSS

         The Company's net income decreased by approximately $924,600 to a net loss of $278,800 in Fiscal 2000 from a net profit of $645,800 in Fiscal 1999. Fiscal 1999 included a nonrecurring, non-cash, charge to earnings in the amount of $220,600 relating to conversion of debt to equity as more fully described below. Basic earnings per share decreased from $.11 in Fiscal 1999 to a loss per share of $.05 in Fiscal 2000. Diluted and basic earnings per share decreased from $.14 in Fiscal 1999 to loss per share of $.05 in Fiscal 2000. The decrease in net income is due primarily to lower revenues as discussed below.

REVENUES

        Fiscal 2000 sales declined by approximately $6.1million (30%) to $14.4 million as compared to $20.5 million in Fiscal 1999. The sales decline occurred entirely in the fourth quarter of Fiscal 2000 and can be attributed to lower sales to Motorola, the Company's largest customer and its affiliates. Motorola, accounted for approximately $7.2 million of sales in the fourth quarter of Fiscal 1999, as compared to $200,000 of sales in the fourth quarter of Fiscal 2000. Sales to this customer represented approximately 50% and 60% of the Company's revenue for the Fiscal 2000 and Fiscal 1999 respectively.

        Motorola participates in the wireless telecommunications industry and demand for the Company's products vary significantly depending on Motorola's introduction of new products, production schedules and inventory levels.

LOSS FROM OPERATIONS

        Consolidated income (loss) from continuing operations before tax decreased by $1,692,400 to a loss of $239,200 in the Fiscal 2000 from a profit of $1,453,200 in Fiscal 1999. The decrease is directly related to the decline in sales as described above without a corresponding decline in general and administrative expenses.

        Gross profit decreased $1,771,700 to $4,473,700 in Fiscal 2000 from $6,245,400 in Fiscal 1999. The gross profit percent increased in Fiscal 2000 to 31%, up from 30% in Fiscal 1999. The decrease in absolute dollars is attributable to the lower sales described above. The increase in gross margin percent is attributable to better prices obtained from the Company's foreign suppliers as a result of the Company's supplier diversification efforts.

        Selling expenses increased by $74,700, or 4%, to $1,865,700 in Fiscal 2000 from $1,791,000 in Fiscal 1999. The ratio of selling expenses to net sales increased to 13% in Fiscal 2000 from 9% in the Fiscal 1999 due to lower sales.

        General and administrative expenses decreased by $405,000, or 14%, to $2,596,100 in Fiscal 2000 from $3,001,100 in Fiscal 1999. The decrease is primarily attributable to performance related bonus expenses in the amount of $420,000 that were incurred in Fiscal 1999, whereas no such expenses were incurred in Fiscal 2000. As a percentage of sales, the general and administrative expenses increased to 18% in Fiscal 2000 from 14% in the Fiscal 1999 due to lower sales volume.

        In Fiscal 2000, the Company expensed relocation charges of approximately $251,100 associated with consolidating the South Bend, Indiana and Westbury, New York Offices. No similar amounts were incurred in Fiscal 1999.

OTHER INCOME (EXPENSE)

        Total interest expense decreased by $233,300 to $104,300 in Fiscal 2000 from $337,600 in Fiscal 1999. The decrease was primarily caused by a non-cash charge in the amount of $220,600 that was recorded as interest expense in Fiscal 1999. The charge represents the beneficial conversion feature associated with converting the Company's debt into equity in December of 1998.

INCOME TAXES

         In Fiscal 2000, the provision for income taxes decreased by $339,900 to $55,100 from $395,000 in Fiscal 1999 due to lower earnings.

CONVERSION OF PROMISSORY NOTES INTO COMMON STOCK

         On December 4, 1998 the Company converted $554,000 of its promissory notes into 1,108,000 shares of its common stock. In connection with this conversion, the Company recorded a non-cash, interest charge of approximately $220,600 in Fiscal 1999. This amount represents a beneficial conversion feature and was calculated as the difference between the price at which the Company converted such shares, ($.50) and the market price of the Company's stock on the date the debt was issued ($1.81 weighted averaged), aggregated by the total shares issued. Current accounting rules limit the amount of the beneficial conversion feature to the face value of the notes ($554,000), less the amount of discount on the notes previously recognized ($333,400).

LIQUIDITY AND CAPITAL RESOURCES

         During Fiscal 2001, the Company used operating cash flows of $627,600 related primarily to net loss of $1,978,900, adjusted for non-cash items including depreciation and amortization expenses of $132,900, provisions for notes receivable of $184,500 and its increase in the allowance for deferred taxes of $1,344,000. Additionally, the Company experienced an aggregate decrease in cash flow from operating assets and liabilities of $362,000. Cash provided by investing activities of $373,000 for Fiscal 2001 related primarily to proceeds from the settlement of notes receivable, offset by net expenditures of $66,700 for the purchase of property, plant and equipment. Cash provided by financing activities of $799,500 related primarily to proceeds from the Company's credit facilities, offset partially by expenditures of $326,200 for stock repurchase programs.

        During Fiscal 2000, the Company's operations provided cash flows of $715,800 adjusted for non-cash items including $370,900 of stock-based compensation and $122,600 for depreciation and amortization. The primary components of the increase in cash flow from operations were the decreases in accounts receivable and inventories of $2,675,800 and $134,900, respectively which were partially offset by increases in accounts payable, $1,516,600, and expenditures of $795,200. Cash used by investing activities in Fiscal 2000 was $383,900 resulting from issuance of officer loans of $334,700 and purchases of property, plant and equipment of $262,600 which was partially offset by collection on notes receivable of $210,900. The Company's financing activities used $711,500 in Fiscal 2000, as a result of net payments under the Company's line of credit of $645,900 and $54,500 for stock repurchase programs.

        In January 2000, the Company established a new credit facility with a bank that provides for a maximum line of credit of $5 million, including letters of credit. On February 1, 2000 the direct borrowings and acceptances from a former credit facility were repaid from funds received under the new agreement. The new line is renewable annually at the discretion of the bank that expires on March 31, 2002. There is no formula that limits the borrowings, and there are no restrictive covenants, as in the prior credit facility. However, the Company is required to eliminate borrowings for thirty consecutive days, of the Company's choosing, each year and is required to maintain operating performance which is acceptable to the bank. The Company completed the thirty-day period in May 2001. The credit facility bears interest at the prime rate in effect from time-to-time plus one quarter of one percent. At September 30, 2001, $1,500,000 was outstanding in direct borrowings; there were no outstanding obligations under letters of credit. The Company believes that its line of credit is sufficient to meet its current short-term financing needs.

        The Company has licensed the use of certain trademarks of Motorola, for products to be sold throughout the EMEA region effective January 1, 2001. Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license, as it has been amended, requires the Company to make minimum royalty payments to Motorola over three contract periods as follows:

  $850,000 for the contract period of July 1, 2001 to September 30, 2002

  $960,000 for the contract period of October 1, 2002 to September 30, 2003
  $1,000,000 for the contract period of October 1, 2003 to September 30, 2004

        If the Company elects to terminate the license before September 30, 2004, the Company would be required to pay the royalty due for the contract period in effect at the date of cancellation. Motorola has not guaranteed a minimum amount of revenues the Company will receive from the sale of the licensed products, and the Company cannot guarantee that it will generate sufficient revenues to recoup the minimum royalty payments that the Company is obligated to pay to Motorola. The failure to generate such revenues could have a material adverse affect on the Company's results of operations. In Fiscal 2001 the Company made a $240,000 payment under the terms of the license, of which, $170,000 has been recorded as a selling expense and $70,000 reported as a prepaid royalty.

        The Company did not incur any long-term debt in Fiscal 2001. At September 30, 2001, the Company had no long-term debt and all installment notes and capital lease payments due were made on a timely basis.

RISK FACTORS

Cautionary Statements Regarding Forward-Looking Statements

        All cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Annual Report on Form 10-KSB.

Dependence on Significant Customers

        The Company currently has certain customers for its carrying cases that account for a significant percentage of the Company's business. In Fiscal 2001, Motorola, together with its international affiliates, accounted for approximately 50% of the Company's sales. The loss of the single largest customer (whether as a result of such customer purchasing its requirements from another manufacturer, deciding to manufacture its own carrying cases or eliminating the inclusion of carrying cases with its product) would have a material adverse effect on the Company.

Motorola Licensing

        Under the terms of its licensing agreement with Motorola, the Company has committed to pay Motorola minimum royalties for the sale of Motorola trademarked products. Motorola has not guaranteed a minimum amount of revenues the Company will receive from the sale of those trademarked products and the Company cannot guarantee that it will generate sufficient revenues to recoup the minimum royalty payments that the Company is obliged to pay to Motorola. The failure to do so could have a material adverse affect on the Company's results of operations.

Concentration of Credit Risk

        At September 30, 2001 and 2000, Motorola and its international affiliates accounted for approximately 40% and 36%, respectively of the Company's accounts receivable. The failure of this customer to pay the Company such amounts when and as due would have a material adverse effect on the Company.

Dependence on Foreign Manufacturers

        Substantially all of the Company's products are manufactured in China. The Company does not have any written agreements with any of such contractors to continue to supply the Company with finished product. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in the countries in which the Company operates. Among other risks, the Company's operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. The Company's reliance on suppliers, manufacturers and other contractors involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity and potential misappropriations of the Company's intellectual property.

Intense Competition and Ease of Entry

        There is intense competition in the sale of carrying cases. Since no significant proprietary technology is involved in the production of the Company's products, others may enter the business with relative ease to compete with the Company.

Reliance on Key Personnel

        The Company is highly dependent on the personal efforts and services of Jerome E. Ball, Chairman and Chief Executive Officer and Michael Schiffman, President. The Company has a two-year employment agreement with Jerome E. Ball that expires December 31, 2003 and is renewable for two years at Mr. Ball's option provided he is in compliance with the contract at that time. Michael Schiffman's contract expires December 31, 2004. The business of the Company could be materially and adversely affected if the Company lost the services these individuals. The Company does not have key person life insurance as to these individuals.

Absence of Cash Dividends

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

Control by Insiders

        Members of the Board, including the Company's Chief Executive Officer, Chairman-Emeritus, and President, and its Secretary, directly or indirectly, beneficially own 2,035,157 shares of Common Stock, aggregating approximately 29% of the issued and outstanding capital stock of the Company. By virtue of their ownership of such Common Stock, such executive officers and directors or their affiliates may, collectively, be deemed to control the Company through the exercise of sufficient voting power to effectively control (or, at least, exercise a significant influence upon) the election of the Company's Board, direct the appointment of the Company's officers and, in general, significantly influence the outcome of any corporate transaction or other matter submitted to the Company's stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company's assets, and to prevent or cause a change in control of the Company.

Effect of Outstanding Options and Warrants

        As of January 4, 2002, 2,749,625 shares of Common Stock (or an additional 47% of the outstanding Common Stock) are issuable upon the exercise or conversion of options and warrants at prices ranging from $1.10 to $3.38 per share. In November 1996, the Company's board adopted, and in August 1997, the Company's stockholders approved, the Company's 1996 Stock Incentive Plan (the "Plan"), pursuant to which up to 4,000,000 shares of Common Stock may be issued to officers and employees of the Company upon the exercise of incentive stock options and nonqualified stock options. Options (including vested and non-vested options) to purchase up to 2,374,625 shares of Common Stock, included in the figure above, have been granted under the Plan as of January 4, 2002. The terms on which the Company may obtain additional financing during the respective terms of these stock options and warrants may be adversely affected by their existence. The holders of such stock options and warrants may exercise such securities at a time when the Company might be able to obtain additional capital through a new offering of securities or other form of financing on terms more favorable than those provided by such stock options and warrants.

Potential Anti-takeover Measures

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

Risks of Low-Priced Stocks

        The Securities and Exchange Commission (the "Commission") has adopted regulations that define a "penny stock" as any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Unless exempt, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Additionally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing penny stock restrictions will not apply to the Company's securities if such securities continue to be listed on the Nasdaq SmallCap Market, as to which there can be no assurance, and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. In any event, even if the Company's securities were exempt from such restrictions, it would remain 7subject to Section 15(b)(6) of the Securities Exchange Act of 1934 (the "Exchange Act:") which gives the Commission the authority to prohibit any person engaged in unlawful conduct while participating in a distribution of penny stock from associating with a broker-dealer or participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were to be removed from listing on the Nasdaq SmallCap Market or otherwise become subject to the existing rules on penny stocks, the market liquidity for the Company's securities could be severely adversely affected.

Risk of Loss of Listed Status of Common Stock on the Nasdaq SmallCap Market

         The National Association of Securities Dealers' listing requirements require, among other things, that all issuers of securities listed on the Nasdaq SmallCap Market maintain a continued minimum bid price per share of such securities of $1.00. The per share price of the Company's Common Stock as of January 4, 2002 was $1.02. There can be no assurances that the per share price of the Company's Common Stock will remain above $1.00. A consequence of the failure to maintain a bid price per share of $1.00 may be the de-listing of the Common Stock from the Nasdaq SmallCap Market, which may have a material adverse effect on the market value of the Common Stock and on the ability of the Company to obtain additional financing. As a result of the tragic events surrounding September 11, 2001, the NASDAQ announced a temporary suspension on enforcement of its minimum bid price and market capitalization requirements. On December 12, 2001 the NASDAQ announced that it would reinstate these requirements beginning January 2, 2002.

Future Sales of Common Stock

        Of the 5,825,641 shares of Common Stock currently outstanding, approximately 26% of such shares are "restricted stock" as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended (the Securities Act") and under certain circumstances may be sold without registration pursuant to such rule. The Company is unable to predict the effect that sales made under Rule 144, or otherwise, may have on the then prevailing market price of the Company's securities although any future sales of substantial amounts of securities pursuant to Rule 144 could adversely affect prevailing market prices.

Foreign Sources of Supply

        Substantially all of the Company's products are manufactured in China. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in the countries in which the Company operates. Among other risks, the Company's operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargos; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Hong Kong - Transfer of Sovereignty

        A portion of the Company's operations is currently located in Hong Kong. As a result, the Company's business, results of operations and financial condition may be influenced by the political situation in Hong Kong and by the general state of the Hong Kong economy. On July 1, 1997, sovereignty over Hong Kong transferred from the United Kingdom to the People's Republic of China, and Hong Kong became a Special Administrative Region of China (an "SAR"). As provided in the Sino-British Joint Declaration on the Question of Hong Kong and the Basic Law of the Hong Kong SAR of China (the "Basic Law"), the Hong Kong SAR will have a high degree of autonomy except in foreign and defense affairs. Under the Basic Law, the Hong Kong SAR is to have its own legislature, legal and judicial system and full economic autonomy for 50 years. However, there can be no assurance that the transfer of sovereignty and changes in political or other conditions will not result in an adverse impact on the Company's business, results of operations or financial condition.

ITEM 7 - FINANCIAL STATEMENTS

        The financial statements and notes thereto can be found beginning with the "Index to Financial Statements", following Part III of this annual report on Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On May 1, 2001, the Company engaged Ernst & Young LLP as its independent accountant for the year ending September 30, 2001 and dismissed the former independent accountants, Patrusky Mintz & Semel. The reports of the former accountants for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

        During the two most recent fiscal years and to the date hereof, there have been no disagreements between the Registrant and the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement in connection with its report.

        The Company's Audit Committee recommended the change of accountants and the Board of Directors unanimously approved the change. The Board's decision to appoint Ernst &Young LLP was subsequently ratified and approved by the Company's shareholders at its annual meeting on July 10, 2001.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

        The directors and executive officers of the Company as of January 4, 2002 are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Jerome E. Ball*	66	Chief Executive Officer and Chairman of the Board
Theodore H. Schiffman	68	Chairman Emeritus
Michael Schiffman	36	President, Chief Operating Officer and Director
Noah Fleschner *	65	Director
Samson Helfgott *	62	Director
Norman Ricken *	65	Director
Lawrence Mannes	65	Executive Vice President
Douglas Sabra	42	Chief Financial Officer and Vice President
Stephen Schiffman	32	Secretary and Vice President of Marketing and Sales for Terrapin
* Member of the Audit Committee.

Each of the directors holds office until the next annual meeting of stockholders and until his successor has been duly elected and qualified.

        JEROME E. BALL became Chief Executive Officer and Vice Chairman of the Board effective October 1, 1998 and became Chairman of the Board in April 1999 upon the resignation of Theodore Schiffman. Before joining the Company, Mr. Ball served as Chairman and Chief Executive Officer of George Arzt Communications, a full service public relations firm. Prior to that, Mr. Ball had been president of Balson-Hercules Group, a textile manufacturing company which was sold to a Canadian Stock Exchange listed company, Consoltex Group, Inc., Ltd., where he served until 1996.

        THEODORE H. SCHIFFMAN, a co-founder of the Company, was its Chairman and Chief Executive Officer until 1999 and has been a director since 1961. He became Chief Financial Officer in July of 1996 and served in that role until February 1998. In October 1998, Mr. Schiffman tendered his resignation and agreed to a five-year consulting and severance arrangement with the Company. The agreement called for Mr. Schiffman to retain his position as Chairman for six months after the date Mr. Ball joined the Company as Vice Chairman. At that time, Mr. Ball assumed the position of Chairman and Mr. Schiffman became Chairman Emeritus. Theodore Schiffman is the father of Michael and Stephen Schiffman.

        MICHAEL SCHIFFMAN has been employed by the Company in various capacities since 1985 and became a director in April 1992. Mr. Schiffman was employed as a salesman for the Company's advertising specialties products in 1985. He became marketing manager for such products in 1987 and, following the acquisition of the custom carrying case business in 1989, was appointed General Manager of that division. Mr. Schiffman, the Company's Executive Vice-President and a director since 1992. From 1995 through June 1998, Mr. Schiffman was assigned to the Company's Hong Kong operation. Upon his return, he was appointed to President and Chief Operating Officer of the Company. Michael Schiffman is the son of Theodore H. Schiffman and the brother of Stephen Schiffman.

        NOAH FLESCHNER became a director of the Company in October 1994. He has been Chairman of the Board and Chief Executive Officer of Diversified Data Equipment Corp. and Verified System Solutions, Inc., sellers of new and used computer equipment to dealers and commercial end-users, for more than the past five years. Mr. Fleschner is a Certified Public Accountant.

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

        NORMAN RICKEN became a director of the Company in March 2000. He was employed with Toys R Us Inc. for 18 years and served in several key positions including Chief Financial Officer and President-Chief Operating Officer before retiring in 1989 to pursue private investing and consulting work. Mr. Ricken received his BBA from City College of New York and is a Certified Public Accountant.

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

        DOUGLAS W. SABRA became Vice President and Chief Financial Officer of the Company in September 2000. Prior to joining the Company, Mr. Sabra was a Controller for Tyco Submarine Systems (now Tycom Ltd.). Mr. Sabra retired from the Coast Guard in 1998 after 22 years of service where he held a variety of financial management positions. Mr. Sabra received an MBA from University of South Florida and a Bachelors of Accounting from Florida International University. He is the son-in-law of Mr. Mannes.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

         To the Company's knowledge, the Company believes that during Fiscal 2001 all section 16(a) filing requirements applicable to officers, directors and greater than 10 percent beneficial owners of the Company's stock were complied with.

ITEM 10 - EXECUTIVE COMPENSATION

        The following table sets forth certain summary information regarding all cash and non-cash compensation paid by the Company during Fiscal 2001, Fiscal 2000 and Fiscal 1999 to it chief executive officer and to each of its executive officers earning more than $100,000.

SUMMARY OF COMPENSATION TABLE
			Annual Compensation			Long Term Compensation
						Awards		Payouts
Name and Principal Position		Year	Salary	Bonus	Other Annual Comp. $	Restricted Stock Awards ($)	Securities Underlying Options	LTIP Payouts ( $)	All Other Comp ($)

Jerome E. Ball Chairman of the Board CEO	a	2001	$172,080	--	--	--	250,000 shares	--	$47,430
		2000	$201,600	--	--	--		--	--
		1999	$201,600	$140,000	--	--	250,000 shares	--	--

Theodore H. Schiffman Chairman Emeritus	b	2001	--	--	$200,000	--	--	--	--
		2000	--	--	$200,000	--	--	--	$115,000
		1999	$68,750	--	$150,000	--	--	--	$235,000

Michael Schiffman President &.Chief Operating Officer	c	2001	$282,500	--	--	--	850,000 shares	--	--
		2000	$230,000	--	--	--		--	--
		1999	$240,417	$220,000	--	--	400,000 shares	--	--

Douglas Sabra Chief Financial Officer	d	2001	$115,000	--	--	--	75,000 shares	--	--
		2000	$33,333	--	--	--	15,000 shares	--	--

(a)     For Mr. Ball in Fiscal 2001, all other compensation includes rent paid by the Company on Mr. Ball's behalf with respect to an apartment in New York. For Fiscal 1999: the Company paid a $20,000 bonus and accrued an additional $140,000 bonus, based on performance estimates available at year-end, and in accordance with his contract. The actual amount of bonus earned for Fiscal Year 1999 was $140,000, of which $120,000 was paid in Fiscal 2000.

(b)     For Mr. T. Schiffman in all years depicted, "Other Annual Compensation" reflects consulting payments made pursuant to his contractual agreement. "All Other Compensation" in Fiscal 2000 reflects a $115,000 severance payment. For Fiscal Year 1999: Salary in the amount of $68,750 represents amounts paid prior to the effective date of his consulting contract and " All Other Compensation" reflects a $235,000 severance payment.

(c)     For Mr. M. Schiffman in Fiscal Year 1999, Salary includes $10,417 as a retroactive adjustment for a salary increase. The Company paid a bonus $25,828 in that year and accrued an additional $194,172 bonus, based on performance estimates available at year-end, and in accordance with his contract. The amount accrued for Fiscal Year 1999 was paid in Fiscal Year 2000. Mr. M. Schiffman earned a bonus of approximately $42,300 based on his then current employment contract that he elected to forego without recourse in Fiscal 2000.

(d)     Mr. Sabra became Chief Financial Officer in Fiscal 2000.

OPTION GRANTS

        In December 1996, the Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to four million (4,000,000) shares of common stock may be issued to officers and employees of the Company upon the exercise of incentive stock options and nonqualified stock options. The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The stock option committee establishes the exercise price of the nonqualified options. Options generally expire ten years after the date of grant and generally vest as follows; 37% after one year, 67% after two years and fully vest after three years.

        The following table sets forth certain information concerning all options to purchase our common stock granted to named executive officers in Fiscal 2001.
Option/SAR Grants in Fiscal 2001
Name	Number of securities underling options/SARs granted #	Percent of total options /SARs granted to employees in fiscal year	Exercise or base price per share ($/Sh)	Expiration Date
Douglas Sabra	75,000	5.6	$2.00	1/1/2006
Michael Schiffman	150,000	11.2	$1.50	1/1/2006
Michael Schiffman	300,000	22.4	$2.00	1/1/2006
Michael Schiffman	200,000	14.9	$3.25	1/1/2006
Michael Schiffman	200,000	14.9	$2.50	1/1/2006
Jerome Ball	250,000	28.7	$2.00	1/1/2006

STOCK OPTIONS HELD AT SEPTEMBER 30, 2001

        The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation Table as of September 30, 2001. No options to purchase Common Stock were exercised during Fiscal 2001 and no stock appreciation rights were outstanding during Fiscal 2001. The closing price of the Company's stock at September 30, 2001 was $.75 which was below the exercise price of all issued options.

Name	Shares Acquired On Exercise	Value Realized	Number Of Unexercised Securities Underlying Options AT FY-End Exercisable / Unexercisable	Value of Unexercised In-The-Money Option/SARS At FY End- Exercisable / Unexercisable

Jerome E. Ball	--	--	500,000/250,000	--
Theodore H. Schiffman	--	--	300,000/0	--
Michael Schiffman	--	--	1,050,000/400,000	--
Douglas W. Sabra	--	--	90,000/85,000	--

COMPENSATION OF DIRECTORS

        The Company's three outside directors; Messrs. Fleschner, Ricken and Helfgott received $3,000, $2,750, and $2,750, respectively, for attendance at corporate meetings during Fiscal 2001. No such compensation was paid in Fiscal 2000 or Fiscal 1999. On January 21, 2001, the three outside directors were awarded 10,000 options each to purchase the Company's common stock at an exercise price of $2.00 per share. Members of the Audit Committee did not receive any additional compensation for their audit committee services.

EMPLOYMENT AGREEMENTS

        Effective October 1, 1997, the Company entered into an employment agreement with Theodore H. Schiffman (the "THS Agreement") pursuant to which Mr. Schiffman was employed as Chief Executive Officer of the Company. The THS Agreement provided for an annual salary of $275,000 plus annual bonus compensation generally equal to 5% of net pre-tax annual income of the Company in excess of $1,000,000 (which is determined without taking into consideration bonus compensation payable to any employee, including Mr. Schiffman). Effective October 1, 1998, this agreement, which was due to expire on September 30, 2000, was terminated and the Company entered into a consulting agreement with Mr. Schiffman (the "THS Consulting Agreement"). Pursuant to this agreement, Mr. Schiffman receives an annual consulting fee of $200,000 for a period commencing January 1, 1999 and, ending December 10, 2003. In addition, Mr. Schiffman will receive severance payments totaling $350,000, of which $200,000 was paid on January 1, 1999 and $150,000 on the 15th-month anniversary thereof ($35,000 of such amount was used for the partial payment of a note due the Company from Mr. Schiffman on September 30, 1999), and a reduction in the exercise price of his 450,000 options to $1.10 per share. Mr. Schiffman stepped down as Chairman six months after the date Mr. Ball joined the Company and thereafter became Chairman Emeritus. If Mr. Schiffman dies during his consulting term, and if the Company is the recipient of at least $1,000,000 of proceeds of insurance on his life, the Company will pay to his widow, or if his wife has predeceased him, his estate, a monthly death benefit of $10,000 for a ten-year period. If the Company is not the recipient of at least $1,000,000 of insurance, a monthly death benefit of $10,000 will be paid for a period of three years, followed by a monthly death benefit of $5,000 for seven years; if his widow dies prior to the end of such ten year period, such payments will cease. The THS Consulting Agreement may be terminated as a result of bad faith conduct on the part of Mr. Schiffman. In addition, Mr. Schiffman has agreed to a three-year non-compete arrangement and to maintain the confidentiality of trade secrets and work product of the Company.

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

    cancelled 300,000 options at $2.00 expiring November 15, 2001 and reissued them as fully vested options at $2.00 with a new expiration date of January 1, 2006;
    cancelled 200,000 options at $3.25 expiring September 29, 2004 and reissued them at $3.25 with a new expiration date of January 1, 2006. These options vest on vest on January 1, 2005 but are subject to immediate vesting in the event the Company's stock price exceeds $3.50 per share for 180 consecutive days;
    issued 200,000 options at $2.50 per share vesting on 1/1/05 but subject to immediate vesting in the event the Company's stock price exceeds $5.00 per share for 180 consecutive days; and
    issued 150,000 options at $1.50 which previously expired on 11/30/00 with a new expiration date of 1/1/06.

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

        Effective January 1, 2001, the Company entered into an employment agreement with Mr. Douglas Sabra pursuant to which Mr. Sabra is employed as the Company's Chief Financial Officer for a period of three years. The agreement is thereafter automatically renewed annually for successive one-year terms unless either party provides 120 days prior notice of its intent to cancel the agreement. The agreement provides for an annual salary of $120,000 subject to annual increases as agreed to by the Company's compensation committee. Additionally, Mr. Sabra is entitled to a bonus of up to 50 percent of his annual salary as determined by the Chief Executive Officer. In conjunction with the agreement Mr. Sabra was awarded options to acquire 75,000 shares of the Company's common stock at an exercise price of $2.00 which vest on January 1, 2005. Such options are subject to immediate vesting in the event the Company's stock price averages $3.50 per share for 180 consecutive days.

        Each of the executive employment agreements of Messrs. Ball, M. Schiffman and Sabra contain provisions that permit them to terminate their agreements for "good reason" including, but not limited to; a change-in-control as defined in the agreements, diminishment of duties or transfer of substantially all of the company assets. Upon such termination the executive may be entitled to be paid a lump sum severance equal to their base salary through the remainder of their contract plus an amount equal to the executive's last annual bonus.

        Amounts incurred under employment and severance agreements amounted to $817,000 and $631,600 for the years ended September 30, 2001 and 2000, respectively including accrued bonus obligations and excluding any amounts foregone. No bonuses were earned in Fiscal 2001. During Fiscal 2000, and based on a prior employment agreement, Mr. M. Schiffman earned a bonus of approximately $42,300 which he elected to forego without recourse.

REPORT ON REPRICING OF OPTIONS/SARS

The Company did not reprice options in Fiscal 2001.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information, as of January 4, 2002, with respect to the beneficial ownership of the Common Stock by (i) each person or group who is known by the Company to be the beneficial owner of 5% or more than 5% of the outstanding Common Stock, (ii) each of the directors of the Company, (iii) each of the executive officers of the Company named in the compensation table under Item 10, "Executive Compensation", and (iv) all directors and executive officers of the Company, as a group (five persons). Information as to Robert S. Ellin and related investors is based on a Schedule 13D, as amended, filed by such group.
Identity of Beneficial Owner	Number of Shares Of Common Stock	Notes	Percent of Class
Jerome E. Ball 1801 Green Road Suite E Pompano Beach, FL. 33064	450,000	(a)	7.4%

Theodore H. Schiffman 1801 Green Road Suite E Pompano Beach, FL. 33064	521,100	(b) (d)	8.5%

Michael Schiffman 1801 Green Road Suite E Pompano Beach, FL. 33064	1,008,727	(c) (d)	15.6%

Douglas W. Sabra 1801 Green Road Suite E Pompano Beach, FL. 33064	5,000	(e)	*

Noah Fleschner 1801 Green Road Suite E Pompano Beach, FL. 33064	10,330	(f)	*

Samson Helfgott 1801 Green Road Suite E Pompano Beach, FL. 33064	10,000	(f)	*

Norman Ricken 1801 Green Road Suite E Pompano Beach, FL. 33064	30,000	(f)	*

Robert S. Ellin and related investors 750 Lexington Avenue New York, NY 10022	750,997	(g)	12.9%

All directors and executive officers as a group (7 persons)	2,035,157		28.8%

* Less than 1 percent

(a) Includes 250,000 shares subject to options granted on October 1, 1998 at an exercise price of $2.50 per share and excludes 250,000 unvested options granted on January 1, 2001 at an exercise price of $2.00 per share.

(b) Includes 40,700 shares owned by Mr. Theodore Schiffman's wife, as to all of which shares Mr. Schiffman disclaims beneficial ownership. Includes 300,000 shares subject to options granted on November 15, 1995 at an exercise price of $2.00. The exercise prices for such options were reduced to $1.10 in connection with his resignation and the THS Consulting Agreement.

(c) Includes 200,000 shares subject to options granted on September 2, 1999 at an exercise price of $1.88 per share, 150,000 shares subject to options granted January 1, 2001 at an exercise price of $1.50 per share, 300,000 shares subject to options granted on January 1, 2001 at $2.00 per share. Calculation excludes 400,000 unvested options that were granted on January 1, 2001 at $2.50 and $3.25.

(d) Theodore H. Schiffman, the Chairman Emeritus of the Company, is the father of Michael Schiffman, the Executive Vice President and a director of the Company and Stephen Schiffman, the Secretary of the Company. Each of Theodore H. Schiffman, Michael Schiffman and Stephen Schiffman disclaims beneficial ownership of shares beneficially owned by the others.

(e) Includes 5,000 shares subject to options granted on June 1, 2000 at an exercise price of $1.50. Excludes 10,000 unvested options granted on June 1, 2000 at $1.50 and 75,000 options granted January 1, 2001 at $2.00.

(f) Includes 10,000 shares subject to options granted on January 29, 2001 at an exercise price of $2.00.

(g) Includes (i) 276,650 shares of Common Stock owned by Atlantis Equities, Inc. ("Atlantis"), a corporation for which Mr. Ellin is the sole officer and director, (ii) 37,500 shares of Common Stock owned by Robert Ellin Family 1997 Trust (the "Trust"), of which Mr. Ellin's father is the trustee and of which his minor children are the beneficiaries as to which Mr. Ellin disclaims beneficial ownership, (iii) 2,500 shares of Common Stock owned by Mr. Ellin, (iv) 324,327 shares of Common Stock owned by the Robert Ellin Profit Sharing Plan (the "Plan") of which Mr. Ellin is the beneficiary, and (v) 110,000 shares of Common Stock held by Nancy J. Ellin, the wife of Mr. Ellin.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On April 24, 2000, the Company provided a ninety-day loan to Michael Schiffman in the amount of $370,000, at the prime rate in effect from time-to-time plus three quarters of one percent. The purpose of the loan was to finance property that was being acquired by him in connection with the Company's relocation to Florida. The Company's board subsequently extended the loan term and the loan was paid in full in June 2001. Interest income associated with the note was approximately $16,400 and $14,700 in Fiscal 2000 and Fiscal 2001 respectively.

        The Company paid insurance premiums and interest totaling $62,060 on behalf of Theodore Schiffman. Effective October 1, 2001 Mr. Schiffman executed a six-percent interest bearing note payable on demand of the Company.

        The Company has made unsecured loans from time to time to Mr. and Mrs. Theodore H. Schiffman and to Mr. Schiffman's son Michael Schiffman. As of September 30, 2001, Theodore Schiffman executed a promissory note to the Company in the principal amount of $235,535, bearing interest at 6% per annum, payable annually on September 30 of each year, commencing September 30, 1996, with the first four installments each in the sum of $50,000 and the remaining balance due, in, principal amount of $93,703, due at September 30, 1998. The THS Consulting Agreement requires repayment of the loan in full from his consulting fee over the term of such agreement. As of September 30, 2001, $41,850 remains outstanding. Michael Schiffman executed a similar promissory note in the principal amount of $50,000, bearing interest at 7% per annum, payable in equal annual installments of $10,000 each September 30 commencing September 30, 1996 through September 30, 2000. The balance of which was paid in full during Fiscal 2000.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

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

4.1 Form of Subscription Agreement executed in connection with 1997 Private Placement November - December, 1994 (transfer restriction) (incorporated by reference to Exhibit 3(a) to the Form 10-SB)

4.2 Warrant Agreement dated October 20, 1994 between the Company and Mellon Securities Trust Company, including forms of Class A Warrant and Class B Warrant (incorporated by reference to Exhibit 3(b) to the Form 10-SB)

4.3 Consulting Agreement dated September 26, 1994 between the Company and CWAI Consultants Corp., including form of Warrant; Amendment thereto dated October 13, 1994 (incorporated by reference to Exhibit 3(c) to the Form 10-SB)

4.4 Amendment No. 2 to CWAI Consultants Corp. Warrant (incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995)

4.5 Restated and Amended CWAI Consultants Corp. Warrant dated November 6, 1995 (incorporated by reference to Exhibit 4(c)(2) to the 1995 SB-2 Registration Statement)

4.6 CWAI Consultants Corp. Warrant dated December 11, 1995, superseding the Restated and Amended Warrant filed as Exhibit (c)(2) (Incorporated herein by reference to Exhibit 4(c)(3) to the Company's Annual Report on Form 10-KSB for the fiscal year each September 30, 1995.)

4.7 Form of Registration Rights Agreement executed in connection with 1997 Private Placement. (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)

4.8 Form of Convertible Promissory Note executed in connection with 1997 Private Placement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)

4.9 Form of Warrant executed in connection with 1997 Private Placement. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)

4.10 Business Loan and Security Agreement dated April 13, 1998 between Forward Industries, Inc., Koszegi Industries, Inc. and Summit Bank (without exhibits) (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 12, 1998)

9. VOTING TRUST AGREEMENT - Not applicable

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

16. LETTER ON CHANGE IN CERTIFYING ACCOUNTANT

16.1 Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated May 1, 2000.

21. SUBSIDIARIES OF THE SMALL BUSINESS ISSUER

21.1 Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995)

23. CONSENT OF EXPERTS AND COUNSEL

None

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: December 7, 2000	FORWARD INDUSTRIES, INC.

By: /s/ Jerome E. Ball
Jerome E. Ball
Chief Executive Officer, and
Chairman of the Board

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

January 11, 2002	/s/Jerome E. Ball
Jerome E. Ball
Chief Executive Officer, and
Chairman of the Board
(Principal Executive Officer)

January 11, 2002	/s/Douglas W. Sabra
Douglas W. Sabra
Chief Financial Officer and Vice President
(Principal Financial Officer and
Principal Accounting Officer)

January 11, 2002	/s/Theodore H. Schiffman
Theodore H. Schiffman
Director
January 11, 2002 /s/Michael Schiffman
Michael Schiffman
President and Director

January 11, 2002	/s/Noah Fleschner
Noah Fleschner
Director

January 11, 2002	/s/Samson Helfgott
Samson Helfgott
Director

January 11, 2002	/s/Norman Ricken
Norman Ricken
Director

EXHIBIT INDEX

ITEM 7 - FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED SEPTEMBER 30, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
FORWARD INDUSTRIES, INC.

        We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. and subsidiaries (the Company) as of September 30, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Industries, Inc. and subsidiaries at September 30, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

        We also audited the adjustments described in Note 16 that were applied to restate the 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

                                                                                /s/ Ernst & Young, LLP
                                                                                ERNST & YOUNG LLP

West Palm Beach, Florida
November 24, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Forward Industries, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Forward Industries, Inc. and Subsidiaries for the year ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Forward Industries, Inc. and Subsidiaries for the year ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 16, the accompanying consolidated financial statements for the year ended September 30, 2000 have been restated.

                                                                                        /s/ Patrusky, Mintz & Semel
                                                                                        PATRUSKY, MINTZ & SEMEL

New York, New York
November 17, 2000 except for
Note 16, as to which the date
is November 24, 2001

FORWARD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
 SEPTEMBER 30, 2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 1,376,572
Accounts receivable, less allowance for doubtful accounts of $86,500	2,541,391
Inventories	753,926
Notes and loans receivable - officers - current portion	20,300
Prepaid expenses and other current assets	269,728
Total current assets	4,961,917

Property, plant and equipment - net	457,132
Assets held for sale - net	179,475
Notes and loans receivable - officers - net of current portion	83,618
Other assets	38,558
$ 5,720,700
=========

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,051,609
Notes payable under credit line	1,500,000
Current portion of capital lease obligations	26,030
Accrued expenses and other current liabilities	208,157
Total current liabilities	2,785,796

Long term portion of capital lease obligations	86,565

COMMITMENTS AND CONTINGENCIES	--

STOCKHOLDERS EQUITY:
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued	--
Common stock, 40,000,000 authorized shares, par value $.01; 6,286,531 shares
issued and outstanding (including 460,890 held in treasury)	62,865
Additional paid-in capital	8,251,780
Accumulated deficit	(4,784,419)
3,530,226
Less: Cost of shares in treasury	(681,887)
Total stockholders' equity	2,848,339
$ 5,720,700
=========

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2001	2000
		(As Restated)
Net sales	$ 13,176,558	$ 14,410,035
Cost of goods sold	9,044,036	9,936,339
Gross profit	4,132,522	4,473,696

Operating expenses:
Selling	2,420,407	1,865,717
General and administrative	2,086,936	2,596,062
Relocation expense	---	251,125
Total operating expenses	4,507,343	4,712,904

Loss from operations	(374,821)	(239,208)

Other income (expense):
Interest expense	(30,158)	(104,323)
Interest income	54,147	96,777
Other income (expense) - net	(284,096)	23,054
Total other income (expense)	(260,107)	15,508

Loss before provision (benefit) for income taxes	(634,928)	(223,700)
Provision (benefit) for income taxes	1,344,000	55,129

Net loss	$ (1,978,928)	$ (278,829)
	========	========

Net loss per common and common equivalent share
Basic:	$ (.33)	$ (.05)
	========	========

Diluted	$ (.33)	$ (.05)
	========	========

Weighted average number of common and common equivalent
shares outstanding
Basic and diluted	5,908,349	6,088,516
	========	========

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
Years Ended September 30, 2000 and 2001
		Common Stock					Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount
Balance October 1, 1999 as previously reported	$5,115,306	6,286,531	$62,865	$7,679,768	$(2,325,569)	$(589)	(184,890)	$(301,169)
Adjustment for warrants issued to consultants	--	--	--	201,093	(201,093)	--	--	--

October 1, 1999 as restated	5,115,306	6,286,531	62,865	7,880,861	(2,526,662)	(589)	(184,890)	(301,169)
Warrants issued to consultants	370,919	--	--	370,919	--	--	--	--
Shares repurchased in open-market transactions	(54,532)	--	--	--	--	---	(17,500)	(54,532)
Foreign currency translation adjustment	9,388	--	--	--	--	9,388	--	--
Net loss- as restated	(278,829)				(278,829)

Balance September 30, 2000 - as restated	5,162,252	6,286,531	62,865	8,251,780	(2,805,491)	8,799	(202,390)	(355,701)
Shares repurchased in open-market transactions	(326,186)	--	--	--	--	--	(258,500)	326,186
Foreign currency translation adjustment	(8,799)	--	--	--	--	(8,799)	--	--
Net loss	(1,978,928)	--	--	--	(1,978,928)	--	--	--

Balance September 30, 2001	$2,848,339	6,286,531	$62,865	$8,251,780	$(4,784,419)	$ --	(460,890)	$(681,887)
	======	=====	====	======	=======	=====	=====	======

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2001	2000
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,978,928)	$ (278,829)
Adjustments to reconcile net loss to net cash (used in) provided by continuing operations:
Loss on sale of property and equipment	48,806	17,161
Provision for notes receivable	184,518	---
Amortization of deferred debt costs	3,054	31,876
Stock-based compensation	---	370,919
Depreciation	132,941	122,681
Deferred taxes	1,344,000	42,629
Changes in operating assets and liabilities:
Accounts receivable	(478,976)	2,675,848
Inventories	103,156	134,982
Prepaid expenses and other current assets	23,686	(5,944)
Other assets	18,459	3,996
Accounts payable	266,659	(1,516,607)
Accrued severance to officer	---	(115,000)
Accrued expenses and other current liabilities	(295,013)	(767,898)

NET CASH (USED IN ) PROVIDED BY OPERATING ACTIVITIES	(627,638)	715,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	15,243	2,415
Proceeds from notes and loans receivable	125,000	210,907
Proceeds from (advances to) officer's loans - net	314,725	(334,682)
Purchases of property, plant and equipment	(81,945)	(262,569)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	373,023	(383,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings	1,150,000	350,000
Payments of short term borrowings	---	(995,852)
Principal payments on capital lease obligations	(24,360)	(1,958)
Purchase of treasury shares	(326,186)	(54,532)
Deferred debt cost	---	(9,161)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	799,454	(711,503)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(8,799)	9,388

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	536,040	(370,230)

CASH AND CASH EQUIVALENTS - beginning	840,532	1,210,762

CASH AND CASH EQUIVALENTS - ending	$ 1,376,572	$ 840,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid in the year for:
Interest	$ 28,117	$ 72,447
Income taxes	9,625	49,823

SCHEDULE OF NON-CASH ACTIVITIES:
Equipment acquired under capital lease obligations	---	$ 138,913
Property reclassified as assets held for sale	---	179,475

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Forward Industries was incorporated under the laws of the State of New York and began operations in 1961. The Company is engaged in the design and marketing of custom-designed soft-sided carrying cases made from leather, nylon, vinyl and other synthetic fabrics. The cases are used primarily for the transport of portable electronic devices such as cellular phones, medical devices and computers. The Company markets products either as a direct seller or as an original-equipment-manufacturer to customers in the United States, Europe, and Asia. For the years ended September 30, 2001 and 2000, respectively, approximately 58% and 54% of its sales were to customers outside of the United States.

Basis of Consolidation

        The consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly- and majority-owned subsidiaries (together the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended. The Company generally recognizes revenue upon shipment of its products in accordance with the terms and conditions of firm orders placed with the Company by its customers. The application of SAB 101 did not have a material affect on the Company's financial position or results of operations.

Use of Estimates in the Preparation of Financial Statements

        Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

        For the purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts with contractual maturities of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality, investment grade instruments and periodically evaluating the credit quality of its primary financial institutions.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

        Three customers accounted for approximately 52% and 70%, of the Company's accounts receivable at September 30, 2001 and 2000, respectively. These customers are well-established companies with good credit worthiness. None of these customers are in default and payments are received from them on a timely basis. One customer, Motorola and its affiliates, accounted for approximately 49% and 48% of net sales in Fiscal 2001 and Fiscal 2000, respectively.

Inventories

        Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.

Economic Dependence

        The Company is dependent on five main suppliers for the purchase of inventory. The Company purchased approximately 80% and 85% of its inventory from these suppliers in Fiscal 2001 and Fiscal 2000, respectively. One supplier accounted for approximately 27% and 30% of the Company's inventory purchases in Fiscal 2001 and Fiscal 2000, respectively. Management believes that other suppliers could provide similar products on comparable terms, however, a change in an individual supplier could delay shipment of product resulting in a loss of sales that could affect operating results.

Property, Plant and Equipment

        Property, plant, and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property, plant and equipment categories are as follows:

Automobiles	5 years
Furniture, fixtures and equipment	3 to 10 years
Buildings and improvements	10 to 20 years

        Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

        Assets under capital lease are amortized over the shorter of the asset life or the remaining lease term, which on average is approximately 60 months. Amortization of assets under capital leases is included in depreciation expense.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets Held For Sale

        Assets held for sale are recorded at the lesser of their fair market value less cost to sell or their net book value.

Advertising Costs

        Advertising costs are charged to operations when incurred. Advertising costs amounted to approximately $46,500 and $45,900 for the years ended September 30, 2001 and 2000, respectively.

Stock Compensation

        The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock options granted. Accordingly, no expense for employee stock based compensation was recognized in the years ended September 30, 2001 and 2000. For non-employees the Company recognizes expense for grants in accordance with SFAS 123. In Fiscal 2000, the Company recognized expenses of approximately $370,800 associated with the issuance of stock warrants to consultants. No expense was required in Fiscal 2001.

Translation of Foreign Currency

        The functional currency of the Company's wholly and majority-owned foreign subsidiaries is the U.S. dollar. Assets and liabilities of the subsidiaries are remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses are remeasured at average rates prevailing during the year. Translation adjustments and foreign currency transaction gains are immaterial in amount and are included in other income (expense) in the consolidated statements of operations.

Income Taxes

        Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.

Earnings (Loss) Per Share

        Basic earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants and other financial instruments convertible into the Company's common stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Comprehensive Income

        Components of comprehensive income or loss for the Company include items such as net income (loss) and foreign currency translation adjustments. The Company did not have any material amounts of comprehensive income or loss in Fiscal 2001 or Fiscal 2000, besides its net losses.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 and SFAS No. 142 significantly impact the accounting and disclosures for business combinations. The adoption of SFAS No. 141 and SFAS No. 142 will not currently impact the Company's financial position or results of operations.

        In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for Fiscal 2002 and generally is to be applied prospectively. Application of SFAS 144 will not have a material impact on the Company's current financial position or results of operations.

Reclassifications

Certain reclassifications of prior years' financial statements have been made to conform to the current year's presentation.

NOTE 2 - NOTES RECEIVABLE

        In September 1997, the Company received two non-interest bearing promissory notes as part of the sale of the Company's Advertising Specialties division. The notes were secured by the assets sold by the Company, and a personal guarantee of $200,000.

        In August 2000, the Company initiated legal proceedings to protect its rights under the terms of the notes. In October 2000, the Company was awarded a summary judgment for the balance on the note of approximately $143,000 plus associated legal fees. The Company collected $125,000 of the award in Fiscal 2001 and, in a settlement with debtor, wrote off approximately $18,000 as uncollectible.

        Interest income on the notes amounted to approximately $24,300 in Fiscal 2000. No interest income associated with the notes was recorded in Fiscal 2001.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2001 consists of the following:

Category	Cost	Accumulated Depreciation	Book Value

Furniture, fixtures and equipment	$ 588,202	$ (201,690)	$ 386,512
Leasehold improvements	133,181	(81,187)	51,994
Automobiles	57,474	(38,848)	18,626
	$ 778,857	$ (321,725)	$ 457,132
	=======	=======	=======

        Furniture, fixtures and equipment include assets acquired under capital leases are $138,319. Related depreciation associated with the capital leases included in accumulated depreciation is $21,500.

        Depreciation expense amounted to $132,941 and $122,681 for the years ended September 30, 2001 and 2000, respectively.

NOTE 4 - ASSETS HELD FOR SALE

        In connection with the Company's consolidation of its offices from New York and South Bend, Indiana, to Pompano Beach, Florida, land and a building owned by the Company in South Bend, were determined by management to be held for sale. The company expects to dispose of these assets in its next fiscal year. The related amounts are as follows:

Category	Cost	Accumulated Depreciation	Book Value

Land	$ 25,000	$ ---	$ 25,000
Building	108,721	(53,455)	55,266
Building improvements	106,820	(7,611)	99,209
	$ 240,541	$ (61,066)	$ 179,475
	========	=======	========

NOTE 5- NOTES AND LOANS RECEIVABLE - OFFICERS

        At September 30, 2001 notes and loans receivable - officers consist of the following amounts, which had been provided to officers for personal needs and not for the acquisition of stock or options:

Note receivable issued in the amount of $235,535 payable at $18,490 per year, plus interest at 6% per annum	$ 41,858

Cash advances to officer	62,060
103,918
Less: Current maturities	(20,300)
$ 83,618
========

Maturities of notes and loans receivable - officers are as follows:

FISCAL YEAR ENDING SEPTEMBER 30,
2002	$20,300
2003	83,618
$103,918
=======

        The Company paid insurance premiums and interest totaling $62,060 on behalf of its former chairman and chief executive officer. These advances were made pending execution of an agreement between "The Theodore H. Schiffman Insurance Trust" and the Company. Under the terms of the proposed agreement, the Company would be repaid upon the death of the former executive from the proceeds of an insurance policy owned by the Trust. To date, the agreement between the Company and the Trust has not been executed. Therefore, the amounts paid are reflected as a related party advance to an officer. Subsequent to the balance sheet date, Mr. Schiffman signed a note that is payable on demand by the Company and bears interest at 6% per annum. Mr. Shiffman has secured the note by designating the Company as primary beneficiary on a life insurance policy.

        In addition to the notes outstanding at September 30, 2001, the following officer loan transactions occurred during the fiscal year:

        In June 2001, Mr. Michael Schiffman repaid the balance of a $370,000 loan. The purpose of the loan was to finance property that was being acquired by him in connection with the Company's relocation to Florida. The note was originally issued in May 2000 with interest at the prime rate in effect from time-to-time plus three quarters of one percent.

NOTE 5 - NOTES AND LOANS RECEIVABLE - OFFICERS (continued)

        Interest income on officer notes and loans amounted to $17,800 and $23,400 for the years ended September 30, 2001 and 2000, respectively.

NOTE 6 - CAPITAL LEASES

        The Company leases certain equipment under agreements that are classified as capital leases. The future minimum lease payments required under the capital leases are as follows:

Year Ending September 30,	Amount
2002	$ 32,732
2003	32,732
2004	32,732
2005	27,275
Thereafter	---

Total minimum lease payments	125,471
Less: Amount representing interest	(12,876)

Present value of net minimum lease payments	112,595
Less: Current maturities of capital lease obligations	(26,030)

Long-term capital lease obligations	$ 86,565

NOTE 7 - DEBT

        In January 2000, the Company established a credit facility with a bank that provides for a maximum line of credit of $5.0 million, including letters of credit. On February 1, 2000, the direct borrowings and acceptances from a former credit facility were repaid from funds received under the new agreement. The new line is renewable annually at the discretion of the bank and expires March 31, 2002. The Company is required to eliminate borrowings for thirty (30) consecutive days and is required to maintain operating performance which is acceptable to the bank. The Company completed the thirty-day (30) period in May 2001. The credit facility bears interest at the prime rate in effect from time-to-time plus one quarter of one percent and is secured by substantially all of the Company's assets. At September 30, 2001, $1,500,000 was outstanding in direct borrowings; there were no outstanding obligations under letters of credit.

        Interest expense on the bank debt amounted to $20,785, and $70,976 for the years ended September 30, 2001 and 2000, respectively.

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses at September 30, 2001 consist of the following:
Accrued payroll related expenses	$ 61,320
Accrued expenses to suppliers	146,837
$ 208,157
========

NOTE 9- INCOME TAXES

        The components of the income tax expenses (benefit) for the years ended September 30, consist of the following:
	2001	2000
Current	$ ---	$ 12,500
Deferred	1,344,000	42,629
	$ 1,344,000	$ 55,129
	========	========

The components of the deferred tax assets and liabilities at September 30, 2001 are as follows:

Current:
Accounts receivable	$ 139,800
Inventory	78,300
Other	8,400
226,500
Non-current:
Net operating losses	1,576,400
Stock warrants	215,200
Property, plant and equipment	38,500
1,830,100

Total deferred tax assets	2,056,600
Valuation allowance	(2,056,600)

Net deferred tax asset	$ --
=========

        At September 20, 2001, the Company had available net operating loss carryforwards of approximately $4.522 million expiring through 2021. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets. The change in the Company's deferred tax allowance for Fiscal 2001 was $1,434,400.

        Reconciliation of statutory rate to effective income for the years ended September 30, is as follows:

	2001	2000
At the Federal statutory rate	(34.0%)	(34.0%)
effect of:
State taxes, net of federal benefit	(3.5)	(3.5)
Non-deductible items	.6	(.7)
Foreign tax rate differential	19.7	--
Change in valuation allowance	225.9	63.7
Deferred income taxes	2.9	(.8)
	(211.6%)	24.7%
	=======	=======

NOTE 10 - COMMITMENTS AND CONTINGENCIES

        The Company rents certain of its facilities under leases expiring at various dates through July 2007. Certain of these leases contain stated escalation clauses while others contain renewal options. In addition, the Company is leasing two warehouse facilities on a month-to-month basis. Total rent expense for the years ended September 30, 2001 and 2000 amounted to $223,135 and $221,465, respectively.

        Minimum rental commitments under such leases for future fiscal years are summarized below:

YEARS ENDED SEPTEMBER 30,
2002	$ 127,300
2003	123,800
2004	114,200
2005	117,000
2006	87,300
Thereafter	59,500
Totals	$ 629,100
=======

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

        Effective January 1, 2001, the Company entered into a new employment agreement with Mr. Michael Schiffman, pursuant to which Mr. Schiffman is employed as the President and Chief Operating Officer for a period of three years. The agreement is thereafter automatically renewed annually for successive one-year terms unless either party provides 120 days prior notice of its intent to cancel the agreement. The agreement provides for an annual salary of $300,000 plus an annual bonus equal to ten percent (10%) of the pre-tax operating profit (before other bonuses and certain other stock related compensation expenses) in excess of $675,000. In conjunction with entering into the new agreement the Company replaced or issued the following options to purchase the Company's common stock:

  cancelled 300,000 options at $2.00 expiring November 15, 2001 and reissued them as fully vested options at $2.00 with a new expiration date of January 1, 2006;
  cancelled 200,000 options at $3.25 expiring September 29, 2004 and reissued them at $3.25 with a new expiration date of January 1, 2006. These options vest on January 1, 2005 but are subject to immediate vesting in the event the Company's stock price exceeds $3.50 per share for 180 consecutive days;
  issued 200,000 options at $2.50 per share vesting on January 1, 2005 but subject to immediate vesting in the event the Company's stock price exceeds $5.00 per share for 180 consecutive days; and
  issued 150,000 options at $1.50 which previously expired on 11/30/00 with a new expiration date of 1/1/06.

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

        Effective January 1, 2001, the Company entered into an employment agreement with Mr. Douglas Sabra pursuant to which Mr. Sabra is employed as the Company's Chief Financial Officer for a period of three years. The agreement is thereafter automatically renewed annually for successive one-year terms unless either party provides 120 days prior notice of its intent to cancel the agreement. The agreement provides for an annual salary of $120,000 subject to annual increases as agreed to by the Company's compensation committee. Additionally, Mr. Sabra is entitled to a bonus of up to 50 percent of his annual salary as determined by the Chief Executive Officer. In conjunction with the agreement Mr. Sabra was awarded options to acquire 75,000 shares of the Company's common stock at an exercise price of $2.00 which vest on January 1, 2005. Such options are subject to immediate vesting in the event the Company's stock price averages $3.50 per share for 180 consecutive days.

        Each of the executive employment agreements of Messrs. Ball, M. Schiffman and Sabra contain provisions that permit them to terminate their agreements for "good reason" including, but not limited to; a change-in-control as defined in the agreements, diminishment of duties or transfer of substantially all of the company assets. Upon such termination the executive may be entitled to be paid a lump sum severance equal to their base salary through the remainder of their contract plus an amount equal to the executive's last annual bonus.

        Amounts incurred under employment and severance agreements amounted to $817,000 and $631,600 for the years ended September 30, 2001 and 2000, respectively including accrued bonus obligations and excluding any amounts foregone. No bonuses were earned in Fiscal 2001. During Fiscal 2000, and based on a prior employment agreement, Mr. M. Schiffman earned a bonus of approximately $42,300 that he elected to forego without recourse.

Royalty Commitments

        The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region") effective January 1, 2001. Under the terms of the license agreement, as amended, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license requires the Company to make minimum guaranteed royalty payments to Motorola over three contract periods as follows:

  $850,000 for the contract period of July 1, 2001 to September 30, 2002

  $960,000 for the contract period of October 1, 2002 to September 30, 2003
  $1 million for the contract period of October 1, 2003 to September 30, 2004

        If the Company elects to terminate the license before September 30, 2004, the Company would be required to pay the balance, if any, of the minimum guarantee for the contract period in effect at the date of cancellation.

        In Fiscal 2001 the Company made a $240,000 payment under the terms of the license, of which, $170,000 has been recorded as a selling expense and $70,000 reported as a prepaid royalty. The minimum royalty commitments are recognized as expense over the of the applicable contract period.

Legal Proceedings

        In October of 2001, the Company initiated action against Royal Industries, Inc. (Royal) in the Kings County Supreme Court of New York, asserting causes of action for conversion and unjust enrichment. The Company alleges that, without consent or authority of the Company, and with full knowledge of the Company's rights under a security agreement, Royal wrongfully took possession of certain assets in which the Company had a properly perfected security interest. The Company seeks compensatory damages of $1 million. Royal has filed a counterclaim against the Company alleging abuse of process and harassment, and is seeking an award of punitive damages in the amount of $1 million. Discovery is in the preliminary stage, but management believes the counterclaim is without merit and intends to vigorously defend the Company against these allegations.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and debt as of September 30, 2001 and 2000 approximate fair value due to the short maturity of these items.

NOTE 12 - STOCKHOLDERS'EQUITY

Anti-takeover Provisions

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

NOTE 12 - STOCKHOLDERS'EQUITY (continued)

Warrants

        During Fiscal 1999 the Company issued warrants to purchase the Company's commons stock to three consultants as partial consideration for services in such areas as investment banking and stockholder matters. One warrant to purchase 5,000 shares of the Company's common stock at $1.50 expired unexercised in Fiscal 2001.

        A summary of the remaining warrants outstanding at September 30, 2001, follows:

Issue	Outstanding Warrants	Exercise Price	Expiration Date	Vested
Consultant	300,000	$1.75(a)	May 20, 2002	300,000
Consultant	75,000	$1.75	February 28, 2004	75,000
	375,000			375,000
	=======			=======

        (a) Reflects average exercise price for all warrants granted at prices of $1.50, $1.75 and $2.00 for three tiers each of 100,000 warrants.

        The Company recorded stock-based compensation expense of $370,919 in Fiscal 2000 related to the warrants. No such stock-based compensation expense was recorded in Fiscal 2001. See Note 16.

Options

        In October 1994, the Company granted options for two officers of the Company to purchase 150,000 shares of common stock each at a price of $1.50 per share, which was in excess of market value at that time. On December 11, 1998, as part of a new consulting agreement with one of the officers, the exercise price was reduced to $1.10 per share. The options are exercisable over a five-year period commencing December 1, 1995. The options expired without exercise in Fiscal 2001.

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

Options

        In December 1996, the Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to 4,000,000 shares of common stock may be issued to officers and employees of the Company upon the exercise of incentive stock options and nonqualified stock options. The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Compensation Committee establishes the exercise price of the nonqualified options. All options expire ten years after the date of grant and generally vest as follows; 37% in year one, 30% in year two and 33% in year three. In the years ended September 30, 2001 and 2000, the Company issued an aggregate of 1,404,000 options including 1,285,000 options to the Company's officers and outside directors. A summary of the plan is as follows:

	2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding - beginning of year	1,917,125	$1.88	1,886,875	$1.86
Granted	1,340,000	$2.23	64,000	$2.50
Exercised	---		---
Cancelled expired	(882,500)	$2.05	(33,750)	$2.00
Outstanding - end of year	2,374,625	$2.02	1,917,125	$1.88
	========		========
Options exercisable at year-end	1,349,625		1,656,005

The fair value of options granted during Fiscal 2001 was $767,850.

The following table summarizes information about stock options outstanding at September 30, 2001:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at September 30, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at September 30, 2001	Weighted Average Exercise Price
$1.10 to $1.50	480,000	5.1 years	$1.25	460,000	$1.24
$1.75 to $2.50	1,594,375	5.5 years	$2.03	969,375	$1.92
$2.75 to $3.38	300,250	5.5 years	$3.17	100,250	$3.00
	2,374,625	5.4 years	$2.02	1,529,625	$1.78
	========			========

NOTE 13 - 401(K) PLAN

        The Company maintains a 401(k) benefit plan (the ''Plan'') allowing eligible U.S.-based employees to contribute up to 15% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.30 on each dollar of employee contribution. The Company's matching contributions were $29,500 and $24,600 for the years ended September 30, 2001 and 2000, respectively. The Company's contributions vest over a three-year period at 33% per year.

NOTE 14 - ACCOUNTING FOR STOCK-BASED COMPENSATION

        If the Company had elected to recognize expense in the year ended September 30, 2001 and 2000 for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, net income and income per share would have been changed to the pro forma amounts indicated below:

	2001		2000 (Restated)
	As reported	Pro Forma	As reported	Pro Forma

Net loss	($1,978,928)	($2,611,213)	($278,829)	($473,100)
Loss per share	($.33)	($.44)	($.05)	($.08)

For Fiscal 2001 and 2000, the fair value of the stock options used to compute pro forma net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 99.5%; dividend yields of 0%, risk-free interest rate of 6.0% and an expected holding period of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 15 - BUSINESS SEGMENT INFORMATION

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
Years Ended September 30,
(thousands of dollars)
	2001	2000 (As Restated)
Sales:
United States	$ 5,530	$ 6,594
Europe	7,557	7,635
Other	90	181

Total sales	$ 13,177	$ 14,410

NOTE 15- BUSINESS SEGMENT INFORMATION (continued)

Net income (loss):
United States	$ (95)	$ 202
Europe	1,827	2,417
Other	(19)	(11)
Corporate - unallocated	(3,692)	(2,887)

Total net loss	$ (1,979)	$ (279)

Allocation of expenses and assets:

        The Company operates a procurement and quality control center in Hong Kong. The cost of operating the center is allocated to segments based on their percentage of sales. The Company does not allocate taxes, other income, other expense, interest income, interest expense or general and administrative expenses to individual segments.

Identifiable assets:

Identifiable assets by segment are as follows:

September 30, 2001

United States	$ 3,341
Europe	1,862
Other	112
Unallocated corporate	405

Total assets	$ 5,720

Major Customers:

        The percentage of total revenue that sales to the Company's major customers, including their affiliates, for the year ended September 30, 2001 is as follows:

	U.S.	Europe	Total Company
Motorola	14%	76%	49%
Abbott Labs	15%	12%	13%

        No other single customer comprised more than 10% of segment revenues.

NOTE 16- RESTATEMENT

        The consolidated financial statements, as previously reported, for the year ended September 30, 2000 have been restated to include stock-based compensation expense in the amount of $370,919 associated with the issuance of stock warrants to consultants in May of 1999. Additionally, the beginning balances of additional paid in capital and accumulated deficit at October 1, 1999 have been increased by $201,093 from the amounts previously reported to reflect the impact of the proper accounting for the stock warrants. See Note 12 for a description of the warrants.

        The impact of the restatement on previously reported amounts is as follows:

	Year Ended September 30, 2000
	As Reported	As Restated
Net income (loss)	$92,090	($278,829)

Per Share Amounts:
Basic	$.02	($.05)
Diluted	$.01	($.05)

Accumulated deficit	($2,233,479)	($2,805,491)
Additional paid in capital	$7,679,768	$8,251,780

NOTE 17- SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

        In the fourth quarter of Fiscal 2001 the Company recorded a non-cash charge of approximately $1.4 million to fully reserve for its deferred tax asset. The Company also recorded additional expenses of approximately $225 thousand to write off the balance of a non-trade note receivable.

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

3.1 Certificate of Incorporation of the Company as amended (incorporated by reference to Exhibit 2(a) to the Form 10-SB)

3.2 By-Laws (incorporated by reference to Exhibit 2(b) to the Form 10-SB)

3.3 Amendment to By-Laws (Article I, Section 2) (incorporated by reference to Exhibit 3(c) to the Company's Registration Statement on Form SB-2 filed November 13, 1995 (Reg. No. 33-99338) (the "1995 SB-2 Registration Statement")

3.4 Certificate of Amendment of Certificate of Incorporation filed by the New York Department of State on August 22, 1997.(Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

4 INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

4.1 Form of Subscription Agreement executed in connection with 1997 Private Placement November - December, 1994 (transfer restriction) (incorporated by reference to Exhibit 3(a) to the Form 10-SB)

4.2 Warrant Agreement dated October 20, 1994 between the Company and Mellon Securities Trust Company, including forms of Class A Warrant and Class B Warrant (incorporated by reference to Exhibit 3(b) to the Form 10-SB)

4.3 Consulting Agreement dated September 26, 1994 between the Company and CWAI Consultants Corp., including form of Warrant; Amendment thereto dated October 13, 1994 (incorporated by reference to Exhibit 3(c) to the Form 10-SB)

4.4 Amendment No. 2 to CWAI Consultants Corp. Warrant (incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995)

4.5 Restated and Amended CWAI Consultants Corp. Warrant dated November 6, 1995 (incorporated by reference to Exhibit 4(c)(2) to the 1995 SB-2 Registration Statement)

4.6 CWAI Consultants Corp. Warrant dated December 11, 1995, superseding the Restated and Amended Warrant filed as Exhibit (c)(2) (Incorporated herein by reference to Exhibit 4(c)(3) to the Company's Annual Report on Form 10-KSB for the fiscal year each September 30, 1995.)

i

4.7 Form of Registration Rights Agreement executed in connection with 1997 Private Placement. (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)

4.8 Form of Convertible Promissory Note executed in connection with 1997 Private Placement (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)

4.9 Form of Warrant executed in connection with 1997 Private Placement. (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)

4.10 Business Loan and Security Agreement dated April 13, 1998 between Forward Industries, Inc., Koszegi Industries, Inc. and Summit Bank (without exhibits) (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 12, 1998)

9. VOTING TRUST AGREEMENT - Not applicable

10. MATERIAL CONTRACTS

10.1 Security Agreement dated September 30, 1997 between Koszegi and Amplaco Group, Inc., ("Amplaco") (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

10.2 Subordination Agreement and Assignment executed by Koszegi and delivered to The Bank of New York for the benefit of Amplaco, dated September 30, 1997(incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-KSB for the period ended September 3, 1997)

10.3 Agreement of Sublease between Koszegi and Amplaco dated September 30, 1997 (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

10.4 License Agreement between Koszegi and Amplaco dated September 30, 1997 (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

10.5 Asset Purchase Agreement between Koszegi and Amplaco, dated September 30, 1997 (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

10.6 Amendment, dated November 6, 1997 to Warrant Agreement dated as of October 20, 1994 Between the Company and Chase Mellon Shareholder Services (f/k/a Mellon Securities Trust Company) (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

10.7 Amendment, dated December 18, 1997 to Warrant Agreement dated as of October 20, 1994 Between the Company and Chase Mellon Shareholder Services (f/k/a Mellon Securities Trust Company) (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

ii

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

10.12 Employment Agreement effective as of January 1, 2001 between the Company and Jerome E. Ball. incorporated by reference to the Company's 10-QSB Exhibit 10.1 for the period ended March 31, 2001.

10.13 Letter Agreement dated as of January 30, 2001 between the Company and Jerome E. Ball. With respect to an apartment located at 300 East 56h Street New York, NY incorporated by reference to the Company's 10-QSB Exhibit 10.2 for the period ended March 31, 2001.

10.14 Employment Agreement effective as of January 1, 2001 between the Company and Michael M. Schiffman incorporated by reference to the Company's 10-QSB Exhibit 10.3 for the period ended March 31, 2001.

10.15 Exhibit A to Employment Agreement between the Company and Michael M. Schiffman. incorporated by reference to the Company's 10-QSB Exhibit 10.4 for the period ended March 31, 2001.

10.16 Employment Agreement effective as of January 1, 2001 between the Company and Douglas W. Sabra incorporated by reference to the Company's 10-QSB Exhibit 10.5 for the period ended March 31, 2001.

16. LETTER ON CHANGE IN CERTIFYING ACCOUNTANT

16.1 Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated May 1, 2001.

21 SUBSIDIARIES OF THE SMALL BUSINESS ISSUER

21.1 Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995)

iii