Form 10QSB
period 2001-12-31
FORWARD INDUSTRIES INC
filed 2002-01-25
CIK 38264

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          for the quarterly period ended December 31, 2001.

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

As of January 20, 2002, 5,984,141 Shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

FORM 10-QSB

THREE MONTHS ENDED DECEMBER 31, 2001

CONTENTS
		PAGE
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets
	as of December 31, 2001 (Unaudited) and September 30, 2001
		3
	Consolidated Statements of Income
	(Unaudited) for the Three Months ended December 31, 2001 and 2000
		4
	Consolidated Statements of Cash Flows
	(Unaudited) for the Three Months ended December 31, 2001 and 2000
		5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussions and Analysis	10

PART II.	OTHER INFORMATION	12

Item 6.	Exhibits and Reports on Form 8-K	12
SIGNATURES		12

PART I.   ITEM 1.   FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2001	2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,070,049	$ 1,376,572
Accounts receivable, less allowance for doubtful accounts of $86,500 and $86,500	3,402,528	2,541,391
Inventories - net	1,152,779	753,926
Notes and loans receivable - officers - current portion	20,300	20,300
Prepaid expenses and other current assets	145,720	269,728

Total current assets	5,791,376	4,961,917

Property, plant and equipment - net	427,380	457,132
Assets held for sale - net	179,475	179,475
Notes and loans receivable - officers - net of current portion	78,655	83,618
Other assets	39,058	38,558

	$ 6,515,944	$ 5,720,700

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 2,168,127	$ 1,051,609
Notes payable under credit line	1,000,000	1,500,000
Current portion of capital lease obligations	26,030	26,030
Accrued payables and other current liabilities	254,992	208,157

Total current liabilities	3,449,149	2,785,796

Long term portion of capital lease obligations	80,218	86,565

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued	--	--
Common stock, 40,000,000 authorized shares, par value $.01; 6,286,531
shares issued (including 460,890 held in treasury)	62,865	62,865
Paid-in-capital	8,251,780	8,251,780
Accumulated deficit	(4,646,181)	(4,784,419)

	3,668,464	3,530,226
Less: Cost of shares in treasury	(681,887)	(681,887)

Total stockholders' equity	2,986,577	2,848,339

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$ 6,515,944	$ 5,720,700

The accompanying notes are an integral part of these financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended December 31,
	2001	2000

Net sales	$ 4,377,073	$ 4,310,350
Cost of goods sold	2,925,947	2,602,905

Gross profit	1,451,126	1,707,445

Operating expenses:
Selling	755,215	499,289
General and administrative	526,743	545,888

Total operating expenses	1,281,958	1,045,177

Income from operations	169,168	662,268

Other income (expense):
Interest expense	(21,645)	(9,981)
Interest income	7,315	12,939
Other income (expense)	300	(26,828)

Total other income (expense)	(14,030)	(23,870)

Income before provision for income taxes	155,138	638,398
Provision for income taxes	16,900	255,360

Net income	$ 138,238	$ 383,038

Net income per common and common equivalent share
Basic	$ 0.02	$ 0.06

Diluted	$ 0.02	$ 0.06

Weighted average number of common and common equivalents shares outstanding
Basic and diluted	5,825,641	6,050,808

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 138,238	$ 383,038
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization of deferred debt costs	--	3,054
Depreciation	31,821	31,189
Deferred taxes		255,360
Changes in assets and liabilities:
Accounts receivable	(861,137)	(1,260,689)
Inventories	(398,854)	27,769
Prepaid expenses and other current assets	124,008	54,986
Other assets	(500)	(870)
Accounts payable	1,116,518	93,576
Accrued expenses and other current liabilities	46,835	32,012

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	196,929	(380,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from officer's loans - net	4,963	76,322
Purchases of property, plant and equipment	(2,069)	(5,432)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,894	70,890

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from (payments of) short term borrowings	(500,000)	153,390
Principal payments on capital lease obligations	(6,346)	(5,940)
Purchase of treasury shares	--	(101,081)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(506,346)	46,369

EFFECT OF EXCHANGE RATE CHANGES	--	(8,799)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(306,523)	(272,115)

CASH AND CASH EQUIVALENTS - beginning	1,376,572	840,532

CASH AND CASH EQUIVALENTS - ending	$ 1,070,049	$ 568,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 21,645	$ 6,927
Income taxes	$ 1,983	$ 8,825

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)

1.                        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the result that may be expected for the year ended September 30, 2002.

The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accounting policies used in the preparation of this Form 10-QSB are the same as those set forth in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001 and should be read in conjunction with the disclosures presented therein.

This quarterly report contains forward-looking statements which involve certain risks and uncertainties. Important factors could arise, including those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this quarterly report on Form 10-QSB and those idenditified in "Risk Factors" in the Company's annual report on Form 10-KSB for the year ended September 30, 2001, which could cause the Company's future operating results to differ materially from those contained in any forward looking statement.

The Company did not have any material amounts of comprehensive income other than net income.

2.                        BORROWINGS UNDER CREDIT LINE

The Company renewed its credit facility with a bank on April 1, 2001. The credit facility, which provides for an aggregate credit of $5.0 million, including a sublimit of $3.0 million for direct borrowings and bankers acceptances, is renewable annually at the discretion of the bank and is secured by substantially all of the Company's assets. There are no formulas or restrictive covenants associated with the credit facility. The Company is, however, required to maintain operating performance that is acceptable to the bank and eliminate borrowings for 30 consecutive days during each annual period. The Company completed its 30 day period with no borrowings on May 15, 2001. The credit facility bears interest at the prime rate in effect from time-to-time plus one quarter of one percent per annum. At December 31, 2001, the Company was liable under the credit facility in the amount of $1.0 million for direct borrowings.

3.                        BUSINESS SEGMENT INFORMATION

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)

Business segment information (continued)
Three Months Ended December 31,
(thousands of dollars - unaudited)
	2001	2000
Sales:
North America	$ 1,614	$ 1,610
Europe	2,762	2,694
Other	1	6

Total sales	$ 4,377	$ 4,310

Operating income:
North America	$ 50	$ 217
Europe	605	990
Other	(1)	(1)
Corporate - unallocated	(485)	(544)

Total operating income	$ 169	$ 662

Identifiable assets by segment are as follows:

	December 31,	September 30,
	2001	2001
	Unaudited
North America	$ 3,355	$ 3,341
Europe	2,978	1,862
Other	180	112
Corporate - unallocated	3	406

Total assets	$ 6,516	$ 5,721

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)

4.                        EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). The Company's average stock price for the three months ended December 31, 2001 and December 31, 2000 was $.95 and $1.08, respectively, which was below the the exercise price of price of any options outstanding, accordingly no conversion or dillution is presumed to have occurred.

Calculation of earnings per share is as follows:

	Three Months Ended December 31,
	2001	2000
Numerator:
Net income	$ 138,238	$ 383,038

Denominator:
Denominator for basic income per share - weighted average shares	5,825,641	6,050,808
Dilutive stock options and warrants - treasury stock method	**	**

Denominator for diluted income per share - weighted average shares	5,825,641	6,050,808

Net income per common share
Basic and diluted	$ .02	$ .06

** Not included because the average stock price was below the exercise price of all outstanding options and warrants.

5.                       INCOME TAXES

The Company's income tax provision consists of the following:

	Three months ended December 31,
	2001	2000

U.S. Federal and State:
Current	$ --	$ 255,360
Deferred	--	--

Foreign:
Current	16,900	--
Deferred	--	--

Income Tax Provision	$ 16,900	$ 255,360

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)

In June 2001, the Company established a wholly owned foreign subsidiary. Pretax earnings of the foreign subsidiary in the 2001 Quarter were approximately $190,000 and the provision for foreign income tax was computed at the applicable foreign tax rate of 8.8%. The Company considers the undistributed earnings of foreign subsidiaries permanently invested. Accordingly, no provision has been made for U.S. federal income taxes on undistributed foreign earnings. At December 31, 2001, the subsidiary had accumulated losses of approximately $ 259,000.

6.                       COMMITMENTS

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

If the Company elects to terminate the license before September 30, 2004, the Company would be required to pay the royalty due for the contract period in effect at the date of cancellation. Motorola has not guaranteed a minimum amount of revenues the Company will receive from the sale of the licensed products, and the Company cannot guarantee that it will generate sufficient revenues to recoup the minimum royalty payments that the Company is obligated to pay to Motorola. In the 2001 Quarter the Company recorded sales of approximately $500,000 from the sale of the licensed products and recorded royalty expenses of $170,000.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
10-QSB
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

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

        The following discussion and analysis compares the results of the Company's continuing operations for the three months ended December 31, 2001 and the three and months ended December 31, 2000.

Three Months ended December 31, 2001 (the "2001 Quarter") Compared to Three Months ended December 31, 2000 (the "2000 Quarter").

        The 2001 Quarter produced net income of approximately $138,000 as compared to approximately $383,000 in the 2000 Quarter. Basic and diluted earnings per share decreased to $.02 in the 2001 Quarter from $.06 in the 2000 Quarter.

Sales.

        Net sales increased to $4.37 million in the 2001 Quarter, from $4.31 million in the 2000 Quarter. In the 2001 Quarter, North American sales of approximately $1.61 million included approximately $450,000 of Therasense, Inc. products. In January 2002, the Company announced a new three-year contract to supply Therasense with carrying cases for their FreeSyle ™ glucose self-monitoring system that is used by people with diabetes. The 2001 Quarter European sales of approximately $2.76 million included approximately $500,000 from the sale of Motorola Inc. ("Motorola") licensed products. No such licensed sales were recorded in the 2000 Quarter. Excluding the sales of Motorola licensed products, Motorola and its affiliates continued to be the Company's largest single customer with approximately $1.9 million dollars of sales in the 2001 Quarter as compared to $ 2.5 million in the 2000 Quarter.

Gross Profit.

        The Company's gross profit decreased by approximately $260,000 to approximately $1.45 million in the 2001 Quarter from approximately $1.71 million in the 2000 Quarter. As a percentage of sales, gross profit decreased to 33.2% in the 2001 Quarter from 39.5% in the 2000 Quarter. The lower gross profit is primarily attributable to increased freight costs from using expedited modes of shipment and slightly higher operating expenses from the Company's Hong Kong inspection facilities.

Operating Expenses.

        Total operating expenses increased by approximately $236,000 to approximately $1.28 million in the 2001 Quarter from $1.05 million in the 2000 Quarter. Selling expenses increased by approximately $256,000 to approximately $755,000 in the 2001 Quarter as a result of $170,000 in royalty fees relating to the Company's licensing agreement with Motorola and increased personnel cost of approximately $80,000. General and administrative expenses were lower by approximately $19,000 due to lower professional fees.

Other Income (Expense).

        Interest expense increased by approximately $12,000 in the 2001 Quarter to approximately $22,000 from approximately $10,000 in the 2000 Quarter as a result of higher average borrowings under the Company's line of credit.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
10-QSB
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Income Taxes.

        The provision for income taxes decreased by approximately $238,000 to approximately $17,000 in the 2001 Quarter from approximately $255,000 in the 2000 Quarter. The Company's effective tax rate declined to 8.8% in the 2001 Quarter from 40% in the 2000 Quarter as a result of the Company producing higher income in lower tax jurisdictions than in the 2000 Quarter. The Company did not provide for domestic income taxes on the undistributed earnings of a newly created foreign subsidiary because the Company considers those earnings permanently invested.

Liquidity and Capital Resources.

        2001 Quarter

        During the 2001 Quarter the Company generated operating cash flows of $196,900 including net income of $138,200, adjusted for non-cash items including depreciation and amortization expenses of $31,800. The increases in accounts receivable of $861,100 and inventory of $398,800 were offset by increases in accounts payable of $1,116,500. Cash provided by investing activities was $2,900. Financing activities used cash of $506,300 related primarily to a $500,000 payment made by the Company on its line of credit.

        2000 Quarter

        Operating activities used cash of $380,600 in the 2000 Quarter. This use in operating funds resulted primarily from increases in accounts receivable of $1,260,700 which was partially offset by net income of $383,000, the add back of non-cash charges in the deferred tax account of $255,400, increases in accounts payable of $93,600, and decreases in prepaid expenses of $55,000. Net investing activities in the 2000 Quarter provided cash of $70,900 resulting primarily from payments received on Officer's notes. Financing activities in the 2000 Quarter provided cash of $46,400. The Company previously paid off borrowings of $350,000 then subsequently became liable to the bank under its credit line for bankers acceptances in the amount of $503,400 resulting in net borrowings of $153,400. The Company used $101,100 of its cash to repurchase treasury stock.

        The Company renewed its credit facility with a bank on April 1, 2001. The credit facility, which provides for an aggregate credit of $5.0 million including a sublimit of $3.0 million for direct borrowings and bankers acceptances, is renewable annually at the discretion of the bank and is secured by substantially all of the Company's assets. The next renewal period is March 31, 2002. There are no formulas or restrictive covenants associated with the credit facility. The Company is, however, required to maintain operating performance that is acceptable to the bank and eliminate borrowings for 30 consecutive days during each annual period. The Company completed its 30 day period with no borrowings on May 15th 2001. The credit facility bears interest at the prime rate in effect from time-to-time plus one quarter of one percent per annum. At December 31, 2001, the Company was liable under the credit facility in the amount of $1million for direct borrowings

        The Company has licensed the use of certain trademarks of Motorola for products to be sold throughout the Europe, Middle East and Africa ("EMEA") regions effective January 1, 2001. Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license, as it has been amended, requires the Company to make minimum royalty payments to Motorola over three contract periods as follows:

  $850,000 for the contract period of July 1, 2001 to September 30, 2002

  $960,000 for the contract period of October 1, 2002 to September 30, 2003
  $1,000,000 for the contract period of October 1, 2003 to September 30, 2004

        If the Company elects to terminate the license before September 30, 2004, the Company would be required to pay the royalty due for the contract period in effect at the date of cancellation. Motorola has not guaranteed a minimum amount of revenues the Company will receive from the sale of the licensed products, and the Company cannot guarantee that it will generate sufficient revenues to recoup the minimum royalty payments that the Company is obligated to pay to Motorola. In the 2001 Quarter the Company recorded sales of approximately $500,000 from the sale of the licensed products and recorded royalty expenses of $170,000.

        The Company did not incur any long-term debt in the 2001 Quarter and at December 31, 2001, there was no long-term debt other than capital lease obligations outstanding.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
10-QSB
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
      None

(b) Reports on Form 8-K

Current report dated December 24, 2001, announcing the registrant's intent to restate its financial results for its fiscal years ended September 30, 1999 and September 30, 2000.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 25, 2002
FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Jerome E. Ball
Jerome E. Ball
Chairman and Chief Executive Officer

By: /s/ Douglas W. Sabra
DOUGLAS W. SABRA
Chief Accounting and Principal Financial Officer

Top of Document