Form 10KSB40/A
period 1999-09-30
FORWARD INDUSTRIES INC
filed 2002-02-15
CIK 38264

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the
                 fiscal year ended September 30, 1999

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the
                 transition period from ____ to ____

Commission file number   0-6669

FORWARD INDUSTRIES, INC.
(Name of small business issuer in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1950672 (I.R.S. Employer Identification No.)

1801 Green Road Suite E. Pompano Beach FL	11590
(Address of principal executive offices)	(Zip Code)

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

The registrant hereby amends the following items of its amended Annual Report filed on Form 10-KSB, for the fiscal year ended September 30, 1999, as set forth in the pages attached hereto:

Explanatory note: The registrant is amending Part II, Items 6 and 7, of its Annual Report for the period ending September 30, 1999 as previously filed on Form 10-KSB/A, Amendment No. 1, to reflect additional stock based compensation expense in the amount of approximately $201,000 associated with the issuance of warrants to consultants.

PART II

Item 6: Management's Discussion and Analysis or Plan of Operation
Item 7: Financial Statements

PART II

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

     The following discussion and analysis compares the results of the Company's continuing operations for the years ended September 30, 1999 ("Fiscal 1999"), 1998 ("Fiscal 1998") and 1997 ("Fiscal 1997"). The information and comparative data presented herein reflects the elimination of the Company's advertising specialties division (the "Advertising Specialties division").

     As a result of an internal review of the accounting treatment accorded by the Company to the issuance of stock warrants to consultants in Fiscal 1999, the Company has restated its financial statements to include additional stock based compensation expense in the amount of $201,093.

     The inclusion of the stock based compensation had the following effects on previously reported net income.

			Per Share Data
Years Ended	Net Income (Loss)		Basic		Diluted
September 30,	As Reported	Restated	Reported	Restated	Reported	Restated
1999	$846,867	$645,774	$.14	$.11	$.14	$.11

     The cumulative effect of the restatement did not change total equity on the balance sheet at September 30, 1999. There was, however, an increase to both the accumulated deficit and paid-in capital of $201,093 at September 30, 1999. All amounts presented herein have incorporated the change.

TWELVE MONTHS ENDED SEPTEMBER 30, 1999 ("FISCAL 1999") COMPARED WITH
TWELVE MONTHS ENDED SEPTEMBER 30, 1998 ("FISCAL 1998").

NET INCOME

     The Company's net income increased from a net loss of $1,328,700 in Fiscal 1998 to a profit of $645,800 in Fiscal 1999, an increase of $1,974,500. Basic and diluted earnings per share increased from a loss of $.29 to a profit of $.11 in Fiscal 1999.

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

OPERATING INCOME

     Consolidated income from continuing operations before tax increased by $2,089,300 to a profit of $1,040,800 in Fiscal 1999 from a loss of $1,048,500 in Fiscal 1998. The increase related primarily to growth in sales as described above and the related increase in gross margin. In addition, during Fiscal 1998 the Company recorded two non-recurring charges to operations; the first, for $897,400 relates to restructuring charges associated with the shutdown of the Company's factory in South Bend, Indiana, and the second, for $350,000 for severance amounts payable to the Company's former Chief Executive Officer.

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

     General and administrative expenses decreased as a percentage of net sales to 15% in Fiscal 1999 from 17% in Fiscal 1998, while the dollar amount increased $747,700 (33%) to $3,001,100 in Fiscal 1999 from $2,253,400 in Fiscal 1998. The increase in the general and administrative expenses related primarily to compensation associated with the Company's senior management, and particularly to bonuses, which were predicated on operating performance measures. In Fiscal 1999, the Company recorded a non-cash charge of approximately $201,100 for stock based compensation relating to the issuance of warrants to consultants. No such expense was recorded in Fiscal 1998.

     Restructuring charges of $897,400 and officer's severance of $350,000 were incurred in the Fiscal 1998 in connection with the shutdown of the Company's South Bend, Indiana production facility. No similar amounts were incurred in Fiscal 1999.

OTHER INCOME (DEDUCTIONS)

Total interest expense decreased by $192,100 to $337,600 in Fiscal 1999 from $529,700 in Fiscal 1998. The decrease was due to lower interest rates, lower outstanding bank borrowings due to improved collections of accounts receivable, conversion of notes payable into common stock in Fiscal 1999 as discussed below, and the repayment of the mortgage on the Company's building in December, 1997.

     Interest and other income - net decreased by $839,500 in Fiscal 1999 from income of $766,400 in Fiscal 1998 to the expense of $73,100. The Company recorded a pretax gain on the sale of its Brooklyn, New York building of approximately $669,000 in Fiscal 1998, accounting for the primary portion of the difference.

INCOME TAXES

     In Fiscal 1999 the provision for income taxes increased by $114,900 to $395,000 from $280,100 due to higher earnings, and was offset, in part, by a reduction in the valuation allowances for deferred tax assets. The effective tax rate for Fiscal 1999 was 38%.

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

REVENUES

     Net sales increased $292,600 (2%) to $13,028,900 in Fiscal 1998, from $12,736,300 in Fiscal 1997. Custom case sales increased by $658,900, which was partially offset by a decrease of $366,300 from the Company's Terrapin line. The decrease in retail Terrapin® sales is partially the result of an initial stocking position ordered by one customer during Fiscal 1997 which did not reoccur in Fiscal 1998, however generally the sales of Terrapin have not met expectations. The Company is currently evaluating business strategies for its computer case product line. Higher custom case sales reflect increased demand primarily from two of the Company's major customers, as well as selected new accounts.

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

     In addition, gross profit decreased $688,400 to $3,707,600 in Fiscal 1998 from $4,396,000 in Fiscal 1997. The gross profit percent decreased from 34.5% in Fiscal 1997 to 28.5% in Fiscal 1998. The decrease is attributable primarily to the Company's Terrapin® line where competitive costs of retail selling, as well as selected inventory reserves caused a decrease in gross profit of $409,000. The custom case line gross profit deceased $279,400 as a result of certain inventory reserves in Fiscal 1998 due to certain high margin orders received in Fiscal 1997.

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

     The Company's rental building in Brooklyn, New York was not leased during Fiscal 1997 or rented in Fiscal 1998. Rental income - net decreased to a loss of $60,700 in Fiscal 1998 from a loss of $106,200 in Fiscal 1997. This property was sold in December 1997.

     Interest and other income - net increased $835,800 in Fiscal 1998 from Fiscal 1997 resulting primarily from the sale of property described above. The Company recorded a pretax gain on this sale of approximately $669,000.

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

LIQUIDITY AND CAPITAL RESOURCES

In Fiscal 1999, $700,200 of cash was generated by operating activities. This increase in operating funds resulted primarily from net income of $835,800, an increase in accounts payable and accrued expenses of $1,086,000; the add back of a beneficial interest charge of $220,600; a decrease in deferred taxes of $335,000 and a decrease in prepaid and other assets, net, of $73,900. Offsetting these amounts was an increase in accounts receivable of $1,842,600. Credit terms to customers are generally net thirty days from shipment of product to a customer. In certain situations, the Company may warehouse inventory at customer specified locations to expedite delivery and invoice upon issuance from the warehouse.

Net investing activities in Fiscal 1999 provided cash of $50,500. The Company collected $342,400 of notes receivable, which arose from the sale of its discontinued operations in 1997, $32,300 of loans made to its officers, and received $51,100 from the sale of assets. In Fiscal 1999, the Company purchased $375,300 of property, plant and equipment.

     Financing activities in Fiscal 1999 used cash of $197,900. Funds were used for repayment of indebtedness under the bank credit line of $248,300, note payments to a related party of $42,700 and $14,800 for expenses in connection with the note conversion described below and debt costs. The Company also repurchased 20,000 shares of its Common Stock in open market transactions, aggregating a cost of $63,000. Offsetting these amounts were the exercise of Class B warrants into common shares. Prior to their expiration on September 30, 1999, 215,500 Class B Warrants were exercised at $.50 per share, into 215,500 common shares aggregating $107,800.

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

ITEM 7 - FINANCIAL STATEMENTS

     The financial statements and notes thereto can be found beginning with the "Index to Financial Statements", following Part II of this amendment No.2 to the Annual Report on Form 10-KSB.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment  to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2002	FORWARD INDUSTRIES, INC.

By: /s/ Jerome E. Ball

Jerome E. Ball Chief Executive Officer, and Chairman of the Board

     In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 15, 2002	/s/Jerome E. Ball

Jerome E. Ball Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

February 15, 2002	/s/Douglas W. Sabra

Douglas W. Sabra Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)

February 15, 2002	/s/Theodore H. Schiffman

Theodore H. Schiffman Director

February 15, 2002	/s/Michael Schiffman

Michael Schiffman President and Director

February 15, 2002	/s/Noah Fleschner

Noah Fleschner Director

February 15, 2002	/s/Samson Helfgott

Samson Helfgott Director

February 15, 2002	/s/Norman Ricken

Norman Ricken Director

ITEM 7 - FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

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

     As discussed in Note 20, the accompanying financial statements for the year ended September 30, 1999 have been restated.

/s/ Patrusky, Mintz & Semel

PATRUSKY, MINTZ & SEMEL
CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
December 7, 1999 except for
     Note 20, as to which the
     date is December 21, 2001

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 1999

ASSETS
(NOTE 8)

CURRENT ASSETS:
Cash and cash equivalents	$ 1,210,762
Accounts receivable, less allowance for doubtful
accounts of $133,800	4,738,263
Inventories (Note 3)	992,064
Notes receivable - current portion (Note 4)	227,858
Notes and loans receivable - officers - current portion (Note 6)	28,490
Prepaid expenses and other current assets (Note 7)	441,002
Deferred income taxes (Note 11)	502,632

Total current assets	8,141,071

PROPERTY, PLANT AND EQUIPMENT - net (Note 5)	492,427

OTHER ASSETS:
Deferred income taxes (Note 11)	911,395
Note receivable - net of current portion (Note 4)	126,284
Deferred debt costs	25,769
Notes and loans receivable - officers - net of
current portion (Note 6)	55,471
Other assets	73,764

Total other assets	1,192,683

TOTAL ASSETS	$ 9,826,181

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(CONTINUED)

SEPTEMBER 30, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Acceptances due to bank (Note 8)	$ 995,852
Accounts payable	2,301,557
Accrued expenses and other current liabilities (Note 10)	1,298,466
Accrued severance to officer	115,000

Total current liabilities	4,710,875

COMMITMENTS (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, 4,000,000 authorized shares,
par value $.01; none issued	-
Common stock, 40,000,000 authorized shares,
par value $.01; issued 6,286,531 shares
(including 184,890 held in treasury) (Note 14)	62,865
Paid-in capital	7,880,861
Accumulated deficit	(2,526,662)
Foreign currency adjustment	(589)

5,416,475
Less: Cost of shares in treasury	301,169

Total stockholders' equity	5,115,306

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,826,181

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	YEARS ENDED SEPTEMBER 30,

	1999	1998

NET SALES	$ 20,553,192	$ 13,028,888

COST OF GOODS SOLD	14,307,809	9,351,053

GROSS PROFIT	6,245,383	3,677,835

OPERATING EXPENSES:
Selling	1,791,043	1,439,734
General and administrative	3,001,104	2,253,370
Restructuring charge (Note 2)	-	897,383
Severance to officer (Note 12)	-	350,000

	4,792,147	4,940,487

INCOME (LOSS) FROM OPERATIONS	1,453,236	(1,262,652)

OTHER INCOME (DEDUCTIONS):
Interest expense	(337,646)	(529,725)
Interest expense - related parties	(1,709)	(22,529)
Interest income	79,553	54,922
Rental income - net	-	(60,730)
Other income (deductions) - net	(152,660)	772,186

	(412,462)	214,124
INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	1,040,774	(1,048,528)

PROVISION FOR INCOME TAXES (Note 11)	395,000	280,148

NET INCOME (LOSS)	$ 645,774	($ 1,328,676)

NET INCOME (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE (Note 17):
Basic:
Income (loss)	$ .11	$ (.29)

Diluted:
Income (loss)	$ .11	$ (.29)

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING (Note 17)
BASIC	5,751,266	4,650,641

DILUTED	5,821,554	4,650,641

DIVIDENDS	NONE	NONE

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Years Ended
	September 30
	1999	1998

NET INCOME (LOSS)	$ 645,774	$ (1,328,676)

COMPREHENSIVE ADJUSTMENT-Foreign translation:	17,128	(17,717)

COMPREHENSIVE INCOME (LOSS)	$ 662,902	(1,346,393)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Year Ended September 30, 1998
	Common Stock						Treasury Stock
	Total	Number of Shares	Amount	Paid-in Capital	Retained Earnings (Accum. Deficit)	Foreign Currency Adjustment	Number of Shares	Amount
Balance October 1, 1997	4,391,802	4,303,031	$ 43,030	$6,430,643	$(1,843,758)	---	(164,890)	$(238,113)
Common stock issued in connection with private placement	424,612	585,000	5,850	418,762	---	---	---	---
Deferred offering costs	(94,774)	---	---	(94,774)	---	---	---	---
Exercise of options	121,500	75,000	750	120,750	---	---	---	---
Issuance of warrants for services rendered	9,730	---	---	9,730	---	---	---	---
Foreign currency translation adjustment	(17,717)	---	---	---	---	(17,717)	---	---
Net loss	(1,328,676)	---	---	---	(1,328,676)	---	---	---
Balance September 30, 1998	$ 3,506,477	4,963,031	$ 49,630	$ 6,885,111	$ (3.172.434)	$ (17,717)	(164,890)	$ (238,113)

	Year Ended September 30, 1999
Balance October 1, 1998,	3,506,477	4,963,031	$ 49,630	6,885,111	(3,172,434)	(17,717)	(164,890)	(238,113)
Stock based compensation - warrants issued to consultants	201,093	---	---	201,093	---	---	---	---
Common stock issued in connection with conversion of notes payable	554,000	1,108,000	11,080	542,920	---	---	---	---
Offering costs of conversion of debt to equity	(11,950)	---	---	(11,950)	---	---	---	---
Beneficial charge related to note conversion	220,592	---	---	220,592	---	---	---	---
Exercise of Class B Warrants	107,750	215,500	2,155	105,595	---	---	---	---
Shares repurchased in open-market transactions	(63,056)	---	---	---	---	---	(20,000)	(63,056)
Reversal of warrants	(62,500)	---	---	(62,500)	---	---	---	---
Foreign currency translation adjustment	17,128	---	---	---	---	17,128	---	---
Net Income	645,774	---	---	---	645,774
Balance September 30, 1999	$ 5,115,306	6,286,531	$ 62,865	$ 7,80,861	$ (2,325,569)	$ (589)	(184,890)	$ (301,169)

Note- Preferred stock is not shown as no shares have been issued.

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED SEPTEMBER 30,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 645,774	$(1,328,676)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) continuing operations:
Beneficial interest charge	220,592	-
Stock based compensation	201,093	-
Gain on sale of property and equipment	(68,299)	(668,962)
Amortization of note discount	45,320	249,900
Depreciation and amortization	132,566	247,733
Deferred taxes	335,000	261,448
Reduction of property and equipment to net realizable value	-	202,096
Non-cash compensation (reversal)	(62,500)	9,730
Changes in assets and liabilities:
Accounts receivable	(1,831,420)	(18,250)
Inventories	91,598	(148,650)
Prepaid expenses and other current assets	73,903	(182,134)
Other assets	(14,352)	52,836
Accounts payable	1.085,985	(721,327)
Accrued severance to officer	(235,000)	350,000
Accrued expenses and other current liabilities	79,892	731,770

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	700,150	(962,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of division	-	492,785
Proceeds from sale of property and equipment	51,130	824,356
Proceeds from notes and loans receivable	342,446	275,436
Proceeds from collections from officers	32,312	53,083
Purchases of property, plant and equipment	(375,335)	(160,159)

NET CASH PROVIDED BY INVESTING ACTIVITIES	50,553	1,485,501

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) short-term borrowings	(248,251)	(131,002)
Proceeds from long-term notes	-	10,000
Payments of long-term notes	-	(234,697)
Payments of mortgage	-	(1,057,748)
Payments of note payable - related party	(42,670)	(46,030)
Proceeds from issuance of stock	107,750	414,000
Purchase of Treasury Shares	63,056)	--
Deferred offering costs	(11,950)	(27,832)
Deferred debt cost	(2,812)	(93,469)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(197,933)	(1,166778)

EFFECT OF EXCHANGE RATE CHANGES	17,128	(17,717)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	506,842	(661,280)

CASH AND CASH EQUIVALENTS - beginning	703,920	1,365,200

CASH AND CASH EQUIVALENTS - ending	$ 1,210,762	$ 703,920

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	YEARS ENDED SEPTEMBER 30,

	1999	1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$69,913	$171,695
Income taxes	$6,258	$13,145

SCHEDULES OF NON-CASH ACTIVITIES:

Warrants issued (lapsed) for services rendered	$(62,500)	$9,730
Forgiveness of mortgage debt	-	55,529
Stock based compensation	201,093	-
Offset of deferred offering costs
to be paid in capital	-	66,942
Issuance of promissory notes upon closing of
private placement units.	-	185,000
Issuance of note receivable for amounts due on
sale of division.	-	80,000
Conversion of debt into equity	554,000	-
Sale of property and equipment
held for sale	171,369	-

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Cash

     The Company maintains cash balances with financial institutions that at times may be in excess of the FDIC insurance limit.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

NOTE 2 - RESTRUCTURING CHARGE IN FISCAL 1998 (CONTINUED)

     In the fourth quarter of Fiscal 1998, the Company recorded a restructuring charge of approximately $897,000 ($.19 per basic share) in connection with the closing of its production facility. The primary components of that charge were severance and employee benefit costs for the elimination of manufacturing and administrative support positions $360,000, the impairment of leasehold improvements to a leased building, $131,000, and office equipment of $71,000, factory related expenses incurred during the shutdown $285,000 and other costs $50,000. The building improvements were discarded upon termination of the lease and the office equipment was held for use, until disposed, in June, 1999. The Company used appraisals, which were prepared by third party valuation experts, to determine the realizable value for assets that were marked down to fair market value. Subsequent sales of such assets were based on this appraisal. Factory related expenses included property tax payments subsequent to the shutdown, and repairs to the building, which had no future economic value and were properly accrued. The total number of employees that were terminated as a result of the shutdown in February 1998 were sixty-two. All employees had been notified months prior to the impending shutdown and their severance and benefits were accrued. At September 30,1999, all of the charges have been expended, except one item, which the Company believes will not exceed $100,000. Such amount is fully reserved.

NOTE 3 - INVENTORIES

Inventories at September 30, 1999 are comprised of the following:

Finished goods	$ 957,402
Raw materials and supplies	34,662

$ 992,064

NOTE 4 - NOTES RECEIVABLE

Notes receivable consist of the following at September 30, 1999:

Two non-interest bearing promissory notes received as part of the sale of the Company's Advertising Specialties division on September 30, 1997; originally payable in equal monthly installments of $23,611 commencing in October 1997, and $2,879 commencing January 1998, through September 2000. In July 1999, remaining amounts were combined into monthly installments of $14,733 over 24 months. Interest on the notes has been imputed at a rate of 12 1/2% per annum. The note is secured by the assets sold by the Company, and a personal guarantee of $200,000.	$277,355

Subordinated note received as part of the sale of certain assets of its Republic division in April 1994; originally payable in monthly installments of $5,833 plus interest at the prime rate (not to exceed 9%) through May 2000 . Revised in January 1999 to 12 monthly installments of $2,917 commencing in April 1999, with a balloon payment of $59,288 in May 2000.	76,787
354,142
Less: current maturities	227,858
$126,284

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

NOTE 4 - NOTES RECEIVABLE (CONTINUED)

Maturities of notes receivable are as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,	AMOUNT
2000	$227,858
2001	126,284
$354,142

Interest income on the above notes receivable amounted to $57,051 and $105,211 for the years ended September 30, 1999 and 1998, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 1999 consists of the following:
		ESTIMATED USEFUL LIVES

Land	$ 25,000
Building and building improvements	215,341	10 - 20 years
Furniture, fixtures, and computer equipment	290,919	5 - 10 years
Leasehold improvements	64,988	*
Transportation equipment	63,067	3 years

	659,315
Less: Accumulated depreciation
and amortization	166,888

	$492,427

     Leasehold improvements are amortized on the straight-line method over the terms of the leases or the estimated lives of the improvements, if shorter.

     Depreciation expense amounted to $70,362 and 140,541 for the years ended September 30, 1999 and 1998, respectively.

NOTE 6 - NOTES AND LOANS RECEIVABLE - OFFICERS

     At September 30, 1999 notes and loans receivable - officers consist of the following amounts, which had been provided to officers for personal needs and not for the acquisition of stock or options:

Note receivable in amounts of $10,000 per year, paid by the end of each fiscal year from September 1996 through
September 2000 plus interest at 7% per annum	$10,000
Note receivable in amounts of $18,490 per year, paid by
the end of each fiscal year from September 1999 until
such balance is paid plus interest at 6% per annum	73,961

83,961

Less: Current maturities	28,490

$55,471

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999

NOTE 6 - NOTES AND LOANS RECEIVABLE - OFFICERS (CONTINUED)

Maturities of notes and loans receivable - officers are as follows:

FISCAL YEAR ENDING SEPTEMBER 30,

2000	$28,490
2001	18,490
2002	18,490
2003	18,491
$ 83,961

Interest income on the above notes and loans amounted to $6,597 and $10,433 for the years ended September 30, 1999 and 1998, respectively.

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 1999 consist of the following:
Non-trade receivables	$ 298,800
Prepaid insurance	116,832
Sundry others	25,370

$ 441,002

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

$1,298,466

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999

NOTE 11- INCOME TAXES

The components of the deferred tax assets and liabilities at September 30, 1999 are as follows:

Current:
Accounts receivable	$ 45,492
Inventory	197,380
Accrued expenses	259,760
Valuation allowance	-

502,632

Non-current:
Net operating losses	1,260,357
Stock Warrants	76,400
Property, plant and equipment	24,438
Contribution carryover	13,600
Valuation allowance	(463,400)

911.395

Net deferred tax asset	$1,414,567

     At September 30, 1999 a valuation allowance is provided as it is uncertain if certain deferred tax assets will be fully utilized.

     Provision (credit) for income taxes for the years ended September 30, consists of the following:

	1999	1998
Current tax expense	$ 60,000	$ 18,700
Deferred tax expense	528,000	(218,164)
Change in valuation allowance	(193,000)	479,612
	395,000	280,148

Reconciliation of statutory rate to effective income tax rate is as follows:

	YEARS ENDED SEPTEMBER 30,
	1999	1998

Continuing operations:
At federal statutory rate	34.0%	34.0%
Effect of:
Temporary and permanent differences	(5.2)	(65.7)
Net operating loss carryforwards	(17.1)	31.7
Deferred income taxes	22.2	32.7
Miscellaneous	4.1	2.4

	38.0%	35.1%

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

Minimum rental commitments under such leases for future fiscal years are summarized below:

YEARS ENDED SEPTEMBER 30,
2000	$ 186,128
2001	63,528
2002	47,646

$ 297,302

Employment Contracts

     Effective October 1, 1997, the Company entered into an employment agreement with its chief executive officer through September 30, 2000. The agreement provided for an annual salary of $275,000 plus annual bonus compensation generally equal to 5% of net pre-tax annual income of the Company in excess of $1,000,000. Effective December 11, 1998, this employment agreement was terminated and the Company entered into a consulting agreement with the officer, with payments under the new agreement beginning January 1 1999. Pursuant to this agreement, the officer receives an annual consulting fee of $200,000 for a period of five years, ending December 10, 2003. The officer also received severance payments totaling $350,000, of which $200,000 was paid on January 1, 1999, $35,000 on September 30, 1999, and $115,000 is payable on the fifteen months anniversary, January 1, 2000. In addition, effective December 11, 1998, the exercise price of his 450,000 options was reduced to $1.10 per share.

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

SEPTEMBER 30, 1999

Note 14-stockholder's equity (Continued)

Private Placement

     Between May and December 1997, the Company sold through a Private Placement, 55.4 units at a price of $25,000 per unit. Each unit consisted of the following:

1999	30,000 shares of common stock.
1999	A warrant to purchase up to 30,000 shares of common stock at $4.00 per share through March 15, 1999.
1999	An unsecured 10% convertible promissory note in the amount of $10,000 payable on December 4, 1998. The notes are convertible, at the sole option of the Company, into 20,000 shares of common stock and one warrant (same terms as described in #2). If the Company exercised its option to convert any outstanding notes, then it must convert all of the notes.

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

Warrants

     In February 1995, the Company issued warrants to a financial consultant to purchase 100,000 shares at $2.00 per share pursuant to the terms of a four-year agreement. Based on a market valuation of $3.00 per share, the expense to be recognized over the life of the agreement is $100,000. During the year ended September 30, 1996, 12,500 shares were purchased. In 1997 and 1998, no shares were purchased. For the year ended September 30, 1998 , the amount charged to operations and credited to paid-in capital was $9,730. The unexercised warrants expired on January 31, 1999 and operations for the year ended September 30, 1999 were credited for 62,500 representing the reversal of the related expense.

     In December 1994, the Company issued 500,000 units which included one Class A warrant and one Class B warrant under the terms of a private placement. The terms of the warrants are as follows:

	NUMBER OF SHARES PER WARRANT	EXERCISE PRICE	EXPIRATION DATE

Class A	1	$3.50	December 31, 1996

Class B	1.50		September 30, 1999

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

     The Class A and Class B warrants have expired. No warrants were exercised in Fiscal 1998 or 1997.  In Fiscal 1999, 215,500 Class B warrants were exercised.

     During Fiscal 1999 the Company issued warrants to three consultants as partial consideration for services in such areas as investment banking and stockholder matters. In Fiscal 1999 the Company recorded approximately $201,000 of compensation expense associated the issuance of these warrants.

A summary of warrants outstanding at September 30, 1999, follows:

	OUTSTANDING	EXERCISE	EXPIRATION
ISSUE	WARRANTS	PRICE	DATE	VESTED

Consultant	300,000	$1.75*	May 20, 2002	75,000
Consultant	75,000	$1.75	February 28, 2004	75,000
Consultant	5,000	$1.50	July 23, 2001	5,000

	380,000

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

A summary of stock option activity follows for the respective fiscal years:

	1999		1998
		Exercise		Exercise
	Shares	Prices	Shares	Prices

Balance Beginning of Year	1,051,875	$1.10 - $3.00	1,173,125	$1.01 - $2.00
Granted	835,000	$1.75 - $3.25	28,750	$2.00 - $3.00
Exercised	-		(75,000)	$1.62
Canceled	-		(75,000)	$1.62

Balance End of Year	1,886,875	$1.10 - $3.25	1,051,875	$1.10 - $3.00

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

     The following table presents the carrying amounts and fair values at September 30, for the following:

	1999		1998
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE

Notes receivable	$354,142	$358.150	$696,598	$687,257

Notes and loans
receivable -officers	83,961	66,429	116,273	90,658

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

	1999		1998
	AS REPORTED	PRO FORMA	AS REPORTED	PRO FORMA

Net income (loss)	$645,774	$246,367	$(1,328,676)	$(1,340,869)

Income (loss) per share	$ .11	.04	.(.29)	(.29)

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

NOTE 18- BUSINESS SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments, and requires disclosures about products, geographic areas and major customers.

     The Company operates in a single segment that provides soft-sided carrying solutions for portable electronic devices. This Carrying-Solution Segment designs and markets products to its customers that include wireless telecommunications, medical and computer companies. The carrying solution segment operates in geographic regions that include the United States and Europe. Other geographic sales include Australia and Asia. Prior to 1999 the Company did organize its business geographically and, as such, no prior year information is available. Segments are defined based primarily on the location of the customer. :

Segment information is as follows (in thousands):

1999
Sales:
United States	$ 5,827
Europe	13,958
Other foreign countries	768

Total sales	$ 20,553

Operating income (loss):
United States	$ 72
Europe	4,483
Other foreign countries	(101)
Corporate - unallocated	(3,001)

Total operating income	$ 1,453

ALLOCATION OF EXPENSES:

     The Company operates a procurement and quality control center in Hong Kong. The cost of operating the center is allocated to segments based on their percentage of sales. The Company does not allocate taxes, other income, other expense, interest income, interest expense or general and administrative expenses to individual segments.

IDENTIFIABLE ASSETS:

Identifiable assets by segment are as follows (in thousands):

1999

United States	$ 1,366
Europe	4,583
Other foreign countries	273
Unallocated Corporate	3,604

Total Assets	$ 9,826

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999

NOTE 19 - YEAR 2000 COMPLIANCE

The Company addressed the issue of software applications which were unable to recognize 'OO' in their program code. The Company evaluated its alternatives and elected to acquire a new data system, rather than upgrade its existing systems and applications. During Fiscal 1999, the Company expended approximately $150,000 to install new hardware and software. Internal staff costs associated with training were expensed as incurred, while cost of the new system is being capitalized and amortized over its useful life. The Company believes that its data and other systems are Year 2000 compliant.

NOTE 20- RESTATEMENT

The consolidated financial statements, as previously reported, for the year ended September 30, 1999 have been restated to include stock-based compensation expense in the amount of $201,093 associated with the issuance of stock warrants to consultants. See Note 14 for a description of the warrants.

The impact of the restatement on previously reported amounts is as follows:

	Year Ended September 30, 1999
	As Reported	As Restated
Net income (loss)	$846,867	$645,774

Per Share Amounts:
Basic	$.14	$.11
Diluted	$.14	$.11

Accumulated deficit	($2,325,569)	($2,526,662)
Additional paid in capital	$7,679,768	$7,880,861

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E

	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO OPERATIONS	DEDUCTIONS	BALANCE AT END OF YEAR

DESCRIPTION

Allowance for doubtful accounts

Year ended September 30, 1997	$50,000	$41,333	$ -	$91,333

Year ended September 30, 1998	91,333	19,467	-	110,800

Year ended September 30, 1999	110,800	23,000	-	133,800

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE
	YEARS ENDED SEPTEMBER 30,

	1999		1998

NUMERATOR

Income (loss) from continuing operations:
Income (loss) from discontinued operations	$ 645,774		$(1,328,676)
Preferred dividends	-		-

	645,774	BASIC	(1,328,676)

Impact of potential common shares:
Convertible debt	-		N/A

	$ 645,774	DILUTED	($1,328,876)

DENOMINATOR

Weighted average number of common
shares outstanding - see schedule	5,751,266	BASIC	4,650,641

Impact of potential common shares:
Stock options and warrants	70,288		N/A

	5,821,554	DILUTED	4,650,641

BASIC EPS
Net Income per share	$ .11		$ (.29)

DILUTED EPS

Net Income per share	$ .11		$ (.29)

NOTE - For the year ended September 30, 1998, common stock equivalents have not been included as their effect would be antidilutive. Common stock equivalents include stock options and warrants and convertible debt.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

CALCULATIONS
	YEARS ENDED SEPTEMBER 30
	1999	1998

1. STOCK OPTIONS

TREASURY STOCK METHOD APPLIED TO
STOCK OPTIONS

SALE OF COMMON STOCK
TOTAL OPTIONS AND WARRANTS OUTSTANDING	450,000	1,121,250
AVERAGE PRICE	$1.10	$1.87

TOTAL	$ 495,000	$ 2,091,719

REPURCHASE OF COMMON STOCK
PROCEEDS	$ 495,000	$ 2,091,719
AVERAGE STOCK PRICE	$ 1.30	$ 2.48

SHARES REPURCHASED	379,712	845,058

NET INCREASE IN SHARES
SHARES SOLD	450,000	1,121,250
SHARES REPURCHASED	379,712	845,058

INCREASE IN SHARES	70,288	276,192

2. CONVERTIBLE DEBT

TERMS:
INTEREST RATE	-	10%
PAR	-	10,000
CONVERTIBLE INTO SHARES	-	20,000
CONVERSION PRICE	-	N/A
# OF UNITS	-	55.4
TOTAL DEBT	-	$ 554,000

IF CONVERTED METHOD APPLIED TO CONVERTIBLE DEBT

NUMERATOR INCREASE - INTEREST SAVINGS
ASSUMING A 40% TAX RATE	$	$ 33,240

DENOMINATOR INCREASE - ASSUMING CONVERSION	-	1,108,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

Computation of Weighted Average Number of Common Shares Outstanding
YEAR ENDED SEPTEMBER 30, 1999

			Weighted
Dates	Shares	Fraction of	Average
Outstanding	Outstanding	Period	Shares

October through November	4,798,141	2 / 12	799,690

Conversion of debt to
Common stock in February	1,108,000

December through February	5,906,141	3 / 12	1,476,535

Conversion of Class B
Warrants in March	22,000

March through May	5,928,141	3 / 12	1,482,035

Conversion of Class B
Warrants in June	10,000

June through August 5,938,141	3 / 12	1,484,536

Conversion of Class B
Warrants in September	183,500

Purchase of Treasury Shares	(20,000)

September	6,101,641	1 / 12	508,470

Weighted Average Shares Fiscal 1999			5,751,266

YEAR ENDED SEPTEMBER 30, 1998

		Period	Weighted
Dates	Shares	Held in	Average
Outstanding	Outstanding	Days	Shares

October through November	4,138,141	2 / 12	689,690

Common stock issued in connection
with private placement in December	585,000

December through May	4,723,141	6 / 12	2,361,571

Exercise of stock options into
common stock in June	75,000

June through September	4,798,141	4 / 12	1,599,380

Weighted Average Shares Fiscal 1998			4,650,641