Form 10KSB/A
period 2000-09-30
FORWARD INDUSTRIES INC
filed 2002-02-15
CIK 38264

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

 The issuer's revenues for its most recent fiscal year were: $14,410,035.

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

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, as set forth in the pages attached hereto.

Explanatory note:  The Company is amending Part II, Items 6 and 7, of its 10-KSB for the periods ending September 30, 2000 ("Fiscal 2000") and September 30, 1999 ("Fiscal 1999") to reflect additional stock based compensation expenses in the amounts of approximately $371,000 in Fiscal 2000 and approximately $201,000 in Fiscal 1999.  The charges are a result of the issuance of warrants to consultants in Fiscal 1999.

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

     As a result of an internal review of the accounting treatment accorded by the Company to the issuance of stock warrants to consultants in Fiscal 1999, the Company has restated its financial statements to include additional stock based compensation expense in the amounts of  $201,093 and $370,919 in Fiscal 1999 and Fiscal 2000, respectively.

     The inclusion of the stock based compensation had the following effects on previously reported net income.

			Per Share Data
Years Ended	Net Income (Loss)		Basic		Diluted
September 30,	As Reported	Restated	Reported	Restated	Reported	Restated
1999	$846,867	$645,774	$.14	$.11	$.14	$.11
2000	$92,090	($278,829)	$.02	($.05)	$.01	($.05)

     The cumulative effect of the restatement did not change total equity on the balance sheet at September 30, 2000.  There was, however, an increase to both the accumulated deficit and paid-in capital of $572,012 at September 30, 2000.   All amounts presented herein have incorporated the change.

TWELVE MONTHS ENDED SEPTEMBER 30, 2000 ("FISCAL 2000") COMPARED WITH
TWELVE MONTHS ENDED SEPTEMBER 30, 1999 ("FISCAL 1999").

 NET INCOME (LOSS)

       The Company's net income decreased by approximately $924,600 to a net loss of $278,800 in Fiscal 2000 from a net profit of $645,800 in Fiscal 1999.  Fiscal 1999 included a nonrecurring, non-cash, charge to earnings in the amount of $220,600 as described below. Basic and diluted earnings per share decreased from $.11 in Fiscal 1999 to a per share loss of $.05 in Fiscal 2000. The decrease in net income is due primarily to lower revenues as discussed below.

REVENUES

     Fiscal 2000 sales declined by approximately $6.1 million (30%) to $14.4 million as compared to $20.5 million in Fiscal 1999. The sales decline occurred entirely in the fourth quarter of Fiscal 2000 and can be attributed to lower sales to the Company's largest customer and its affiliates.  The customer accounted for approximately $7.2 million of sales in the fourth quarter of Fiscal 1999, as compared to $200,000 of sales in the fourth quarter of Fiscal 2000.  Sales to this customer represented approximately 50% and 60% of the Company's revenue for the Fiscal 2000 and Fiscal 1999 respectively.

     The customer participates in the wireless telecommunications industry and demand for the Company's products can vary significantly depending on the customer's introduction of new products, production schedules and inventory levels.  The Company believes that short-term variations from its single largest customer should not be viewed as indicative of a long-term trend and uneven demand for the Company's products is inherent in the customer's business   The Company has received new orders from this customer of approximately $2 million that it expects to ship in the first quarter of Fiscal 2001.

     The Company believes that it can level demand for its products, increase gross profit, and diversify its customer base by partnering with its major customers to actively market and distribute the Company's products via the customer's distribution channels. The Company intends to vigorously pursue such opportunities.

INCOME (LOSS) FROM OPERATIONS

      Consolidated income from continuing operations before tax decreased by $1,692,400 to a loss of $239,200 in Fiscal 2000 from a profit of $1,453,200 in Fiscal 1999.  The decrease is directly related to the decline in sales as described above and the related decrease in gross margin.

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

     General and administrative expenses decreased by $405,000 (13%) in Fiscal 2000 from $3,001,100 in Fiscal 1999 to $2,596,100. The decrease is primarily attributable to performance related bonus expenses in the amount of $420,000 that were incurred in Fiscal 1999, whereas no such expenses were incurred in Fiscal 2000.  Fiscal 2000 includes approximately $370,900 of non-cash stock based compensation expense associated with the issuance of warrants to consultants as compared to $201,093 in Fiscal 1999 for such expense.  As a percentage of sales, the general and administrative expenses increased to 18% in Fiscal 2000 from 15% in the prior period due to lower sales volume.

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

OPERATING INCOME

      Consolidated income from continuing operations before tax increased by $2,303,500 to a profit of $1,040,800 in Fiscal 1999 from a loss of $1,262,700 in Fiscal 1998.  The increase related primarily to growth in sales as described above and the related increase in gross margin.  In addition, during Fiscal 1998 the Company recorded two non-recurring charges to operations; the first, for $897,400 relates to restructuring charges associated with the shutdown of the Company's factory in South Bend, Indiana, and the second, for $350,000 for severance amounts payable to the Company's former Chief Executive Officer.

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

     General and administrative expenses decreased as a percentage of net sales to 15% in Fiscal 1999 from 17% in the 1998 Period, while the dollar amount increased $747,700 (24%) to $3,001,100 in Fiscal 1999 from $2,253,400 in Fiscal 1998.  The increase in the general and administrative expenses related primarily to compensation associated with the Company's senior management, and particularly to bonuses, which were predicated on operating performance measures. The Company also incurred approximately $201,100 in non-cash stock based compensation expenses associated with the issuance of warrants to consultants.

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

 Possible Inability to Realize Benefit of Deferred Income Tax Assets.

         The Company's balance sheet at September 30, 2000 included deferred income taxes of $1,344,000 as an asset. The Company was profitable in Fiscal 2000 and in Fiscal 1999.  However, to the extent that the Company's operations may not be profitable in future periods, the Company will not be able to realize the benefit of its deferred tax assets.  Without such deferred tax assets, at September 30, 2000, the Company's stockholder's equity at such dates of would have been reduced by $1,344,000 from $5,162,300 to a stockholder's equity of $3,818,300 and the Company's working capital at September 30, 2000 would have been reduced by $135,000 from $3,155,100 to $3,020,100

      Given the significance of the Company's deferred tax assets, the failure of the Company to realize the benefit of its deferred tax assets would have a material adverse effect on the Company's working capital and net worth.  The Company believes that it will generate sufficient revenues and income to use the deferred tax asset.

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

 ITEM 7 - FINANCIAL STATEMENTS

     The financial statements and notes thereto can be found beginning with the "Index to Financial Statements", following Part II of this amendment No.1 to the Annual Report on Form 10-KSB.

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

        As discussed in Note 19, the accompanying financial statements for the year ended September 30, 1999 and September 30, 2000 have been restated.

/s/ Patrusky, Mintz & Semel

PATRUSKY, MINTZ & SEMEL
CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
November 17, 2000 except for
Note 19, as to which the
date is December 21, 2001.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
 SEPTEMBER 30, 2000

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 840,532
Accounts receivable, less allowance for doubtful accounts of $67,765	2,062,415
Inventories (Note 2)	857,082
Notes receivable - current portion (Note 3)	143,235
Notes and loans receivable - officers - current portion (Note 6)	319,603
Prepaid expenses and other current assets (Note 7)	459,697
Deferred income taxes (Note 11)	135,000
Total current assets	4,817,564

PROPERTY PLANT AND EQUIPMENT- net - (Note 4)	572,177

ASSETS HELD FOR SALE - net - (Note 5)	179,475

OTHER ASSETS:
Notes and loans receivable - officers -net of current portion (Note 6)	99,040
Deferred income taxes (Note 11)	1,209,000
Other Assets	60,071
Total other assets	1,368,111

TOTAL ASSETS	$ 6,937,327
========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 784,950
Notes payable under credit line (Note 9)	350,000
Current portion of capital lease obligations (Note 8)	24,360
Accrued payable and other current liabilities (Note 10)	503,170
Total current liabilities	1,662,480

CAPITAL LEASE OBLIGATIONS - net of current portion (Note 8)	112,595

TOTAL LIABILITIES	1,775,075

STOCKHOLDERS' EQUITY:
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued
Common stock, 40,000,000 authorized shares, par value $.01; 6,286,531 shares
issued (including 202,390 held in treasury) (Note 14)	62,865
Paid-in capital	8,251,780
Accumulated deficit	(2,805,491)
Foreign currency adjustment	8,799
5,517,953
Less: Cost of shares in treasury	(355,701)
Total stockholders' equity	5,162,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,937,327
========

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2000	1999
Net sales	$ 14,410,035	$ 20,553,192
Cost of goods sold	9,936,339	14,307,809
Gross profit	4,473,696	6,245,383

Operating expenses:
Selling	1,865,717	1,791,043
General and administrative	2,596,062	3,001,104
Relocation expense	251,125	-----
	4,712,904	4,792,147
Income (loss) from operations	(239,208)	1,453,236

Other income (deductions):
Interest expense	(104,323)	(337,646)
Interest expense - related parties	----	(1,709)
Interest income	96,777	79,553
Other income (deductions) - net	23,054	(152,660)
	15,508	(412,462)

Income before provision for income taxes	(223,700)	1,040,775

Provision for income taxes	55,129	395,000

Net income (loss)	$ (278,829)	$ 645,774
	=========	=========

Net income (loss) per common and common
equivalent share:
Basic:
Net income (loss)	$ (.05)	$ .11
	=========	=========

Diluted:
Net income (loss)	$ (.05)	$ .11
	=========	=========

Weighted average number of common and common
equivalent shares outstanding:
Basic	6,088,516	5,751,266
	=========	=========

Diluted	6,088,516	5,821,554
	=========	=========

Dividends	NONE	NONE
	=========	=========

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist of foreign currency translation gains and losses. The changes in the components of other comprehensive income are as follows:

	Years Ended September 30,

	2000	1999

Net income (loss)	$ (278,829)	$ 645,774

Comprehensive income adjustment-foreign translation:	9,388	17,128

Comprehensive income (loss)	$ (269,441)	$ 662,902
	=========	=========

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Year Ended September 30, 1999

	Common Stock						Treasury Stock
	Total	Number of Shares	Amount	Paid-in Capital	Retained Earnings (Accum. Deficit)	Foreign Currency Adjustment	Number of Shares	Amount
Balance October 1, 1998 as Previously reported	3,506,477	4,963,031	$ 49,630	6,885,111	(3,172,434)	(17,717)	(164,890)	(238,113)
Warrants issued to consultants	201,093			201,093
Common stock issued in connection with conversion of notes payable	554,000	1,108,000	11,080	542,920
Offering costs of conversion of debt to equity	(11,950)			(11,950)
Beneficial charge related to note conversion (Note 14)	220,592			220,592
Exercise of Class B Warrants	107,750	215,500	2,155	105,595
Shares repurchased in open-market transactions	(63,056)						(20,000)	(63,056)
Reversal of expense for Warrants issued for services which lapsed (Note 14)	(62,500)			(62,500)
Foreign currency translation adjustment	17,128					17,128
Net Income	645,744				645,744

Balance September 30, 1999	$ 5,115,306	6,286,531	$ 62,865	$ 7,880,861	$ (2,526,662)	$ (589)	(184,890)	$ (301,169)
	======	======	======	======	======	======	======	======
Warrants issued to consultants	370,919			370,919
Shares repurchased in open-market transactions	(54,532)						(17,500)	(54,532)
Foreign currency translation adjustment	9,388					9,388
Net loss	(278,829)				(278,829)

Balance September 30, 2000	$ 5,162,252	6,286,531	$ 62,865	$ 8,251,780	$(2,805,491)	$ 8,799	(202,390)	$ (355,701)
	======	======	======	======	======	======	======	======

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2000	1999
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$ (278,829)	$ 645,774
Adjustments to reconcile net income to net cash provided by
(used in) continuing operations:
Beneficial Conversion interest charge	---	220,592
Amortization of note discount		45,320
Loss (Gain) on sale of property and equipment	17,161	(68,299)
Amortization of deferred debt costs	31,876
Depreciation and amortization	122,681	132,566
Deferred taxes	42,6297	335,000
Non-cash compensation (reversal)	---	(62,500)
Stock based compensation	370,919	201,093
Changes in assets and liabilities:
Accounts receivable	2,675,848	(1,831,420)
Inventories	134,982	91,598
Prepaid expenses and other current assets	(5,944)	73,903
Other assets	3,996	(14,352)
Accounts payable	(1,516,607)	1,085,985
Accrued severance to officer	(115,000)	(235,000)
Accrued expenses and other current liabilities	(767,898)	79,892

NET CASH PROVIDED BY OPERATING ACTIVITIES	715,814	700,150

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	2,415	51,130
Proceeds from notes and loans receivable	210,907	342,446
Principal payments on capital lease obligations	(1,958)	---
(Advances to) proceeds from officer's loans - net	(334,682)	32,312
Purchases of property, plant and equipment	(262,569)	(375,335)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(385,887)	50,553

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings	350,000	---
Payments of short term borrowings	(995,852)	(248,251)
Payments of note payable - related party	---	(42,670)
Proceeds from issuance of stock	---	107,750
Deferred offering costs	---	(11,950)
Purchase of treasury shares	(54,532)	(63,056)
Deferred debt cost	(9,161)	(2,812)

NET CASH USED IN FINANCING ACTIVITIES	(709,545)	(260,989)

EFFECT OF EXCHANGE RATE CHANGES	9,388	17,128

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(370,230)	506,842

CASH AND CASH EQUIVALENTS - beginning	1,210,762	703,920

CASH AND CASH EQUIVALENTS - ending	$ 840,532	$ 1,210,762
	=======	=======
SUPPLEMENTAL DISCLOURES OF CASH FLOW INFORMATION:
Cash paid in the year for:
Interest	$ 72,447	$ 69,913
Income Taxes	$ 49,823	$ 6,258

SCHEDULE OF NON-CASH ACTIVITIES:
Equipment acquired under capital lease obligations	$ 138,913	---
Property reclassified as assets held for sale	179,475	---
Warrants lapsed for services rendered	---	$ (62,500)
Issuance of common stock upon conversion of long term debt	---	554,000
Sale of property and equipment held for sale	---	171,369

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued))

Credit Risk (continued)

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

Transportation Equipment & Vehicles	3 to 10 years
Furniture Fixtures and equipment	3 to 10 years
Leasehold improvements	*
Buildings and improvements	10 to 20 years

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

SEPTEMBER 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Offering and Deferred Debt Costs

        Deferred offering costs represented amounts incurred in connection with obtaining equity in the Company's 1997 Private Placement (see Note 14). Such costs were charged against paid-in capital when the respective sales of the units were closed.

        Deferred debt costs were incurred in connection with obtaining debt financing, either in the Company's 1997 Private Placement (see Note 14) or for the Company's bank credit facility (see Note 9).  The costs are amortized over the term of the debt issued. Amortization amounted to $31,876and $62,204 for the years ended September 30, 2000 and 1999, respectively.

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

Net Income Per Share

        The Company adopted SFAS No. 128, "Earnings Per Share" which established new standards for computing and presenting net earnings per share.  This statement also requires the restatement of all prior period earnings per share data presented. Basic net earnings per common share is computed by dividing net earnings applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants and other financial instruments convertible into the Company's common stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

        The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in fiscal 1999. Components of comprehensive income for the Company include items such as net income and foreign currency translation adjustments.

Reclassifications

       Certain amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVENTORIES

        Inventories at September 30, 2000 are comprised of the following:

Finished goods	$844,710
Raw materials and supplies	12,372
$857,082
=======

NOTE 3 - NOTES RECEIVABLE

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at September 30, 2000 consists of the following:

Category

     Cost

		Accumulated Depreciation	Book Value

Furniture, fixtures and equipment*	$ 561,909	$ (111,442)	$ 450,467
Leasehold improvements	131,234	(64,646)	66,588
Transportation equipment	91,549	(36,427)	55,122
Totals:	$ 784,692	$ (212,515)	$ 572,177
	=======	=======	=======

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (continued)

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

NOTE 5 - ASSETS HELD FOR SALE

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

Category

     Cost

		Accumulated Depreciation	Book Value

Land	$ 25,000	$ ---	$ 25,000
Building	108,721	(53,455)	55,266
Building Improvements	106,820	(7,611)	99,209
Totals:	$ 240,541	$ (61,066)	$ 179,475
	========	========	========

NOTE 6 - NOTES AND LOANS RECEIVABLE - OFFICERS

        At September 30, 2000 notes and loans receivable - officers consist of the following amounts, which had been provided to officers for personal needs and not for the acquisition of stock or options:

Note receivable issued in the amount of $235,535 payable at $18,490 per year, paid by the end of each fiscal year from September 1999 until such balance is paid plus interest at 6% per annum	$ 55,470

Non-interest bearing advances pending completion of insurance sharing agreement	62,060

Note receivable issued on April 24, 2000 in the amount of $370,000 to cover costs of relocation to Florida at prime plus three quarter percent	301,113
Totals:	$ 418,643
Less: Current maturities	319,603
$ 99,040
========

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

NOTE 6 - NOTES AND LOANS RECEIVABLE - OFFICERS (continued)

        Maturities of notes and loans receivable - officers are as follows:

FISCAL YEAR ENDING SEPTEMBER 30,

2001	$319,603
2002	18,490
2003	18,490
Other*	62,060
Totals	$418,643
======

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets at September 30, 2000 consist of the following:

Non-trade receivables	$ 194,789
Prepaid insurance	39,979
Prepaid rents	23,095
Sundry others	201,834
$ 459,697
========

NOTE 8 - CAPITAL LEASES

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

        The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2000, are as follows:

Year Ending September 30,	Amount
2001	$ 32,732
2002	32,732
2003	32,732
2004	32,732
2005	30,003
Thereafter	---
Total minimum lease payments	160,931
Less: Amount representing interest	23,976
Present value of net minimum lease payments	136,955
Less: Current maturities of capital lease obligations	24,360
Long-term capital lease obligations	$112,595
======

NOTE 9 - DEBT

 Borrowings Under Credit Line - Bank

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

NOTE 10 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses at September 30, 2000 consist of the following:

Accrued expenses relating to relocation	$ 79,143
Accrued expenses to vendors and others	424,027
$ 503,170
=======

NOTE 11- INCOME TAXES

        The components of the deferred tax assets and liabilities at September 30, 2000 are as follows:

Current:
Accounts receivable	$ 22,700
Inventory	79,840
Accrued expenses	32,460
135,000
Non-current:
Net operating losses	1,502,562
Stock Warrants	215,200
Property, plant and equipment	24,438
State tax effect	89,000
Valuation allowance	(622,200)
1,209,000
Net deferred tax asset	$ 1,344,000
========

            At September 30, 2000 a valuation allowance is provided as it is uncertain if certain deferred tax assets will be fully utilized.

            Provision (credit) for income taxes for the years ended September 30, consists of the following:

	2000	1999
Current tax expense	$ 12,500	$ 60,000
Deferred tax benefit	42,629	528,000
Change in valuation allowance	--	(193,000)
	$ 55,129	$ 395,000
	=======	=======

        Reconciliation of statutory rate to effective income for the years ended September 30, is as follows:

	2000	1999
At the Federal Statutory rate	34.0%	34.0%
Effect of:
Temporary differences	(242.8)	(5.2)
Net operating loss carryforwards	204.0	(28.9)
Deferred income taxes	47.6	22.2
Miscellaneous	(5.4)	4.1
	37.4%	26.2%
	======	======

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

         Minimum rental commitments under such leases for future fiscal years are summarized below:

YEARS ENDED SEPTEMBER 30,

2001	$ 73,284
2002	75,849
2003	78,504
2004	81,252
2005	84,096
Thereafter	154,017
Totals	$547,002
======

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

NOTE 12 - COMMITMENTS (continued)

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

NOTE 14 - STOCKHOLDERS' EQUITY

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

SEPTEMBER 30, 2000

NOTE 14 - STOCKHOLDERS' EQUITY (continued)

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

      A summary of  warrants outstanding at September 30, 2000, follows:

ISSUE	OUTSTANDING WARRANTS	EXERCISE PRICE	EXPIRATION DATE	VESTED
Consultant	300,000	$1.75*	May 20, 2002	75,000
Consultant	75,000	$1.75	February 28, 2004	75,000
Consultant	5,000	$1.50	July 23, 2001	5,000
	380,000			155,000
	=======			=======

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

	2000		1999
	Shares	Exercise Prices	Shares	Exercise Prices
Balance Beginning of Year.	1,886,875	$1.01 - $3.25	1,051,875	$1.01 - $3.00
Granted	64,000	$1.50 - $3.38	835,000	$1.75 - $3.25
Exercised	---		---
Cancelled	(33,750)	$2.00	---	--
Balance at End of Year	1,917,125	$1.01 - $3.38	1,886,875	$1.01- $3.25
	========		========

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

        The following table presents the carrying amounts and fair values at September 30 2000, for the following:

	Carrying Amount	Fair Value

Notes Receivable	$143,235	$144,660
Notes Receivable - officers	$418,643	$372,878

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

	2000		1999
	As reported	Pro Forma	As reported	Pro Forma

Net income (loss)	$ (278,829)	$(290,047)	$ 645,774	$ 246,367
Income (loss) per share	$ (.05)	$ (.05)	$ .11	$ .04

        The fair value of the stock options used to compute pro forma net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 27% (1999- 38%); risk-free interest rate of 6.0% (1999- 6.0%); and an expected holding period of five years.

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

Years Ended September 30,
(thousands of dollars)
	2000	1999
Sales:
United States	$ 6,594	$ 5,827
Europe	7,636	13,958
Other foreign countries	181	768
Total sales	$ 14,410	$ 20,553
	=========	=========
Operating income (loss):
United States	$ 202	$ 72
Europe	2,417	4,483
Other foreign countries	(11)	(101)
Corporate - unallocated	(2,847)	(3,001)
Total operating income	$ (239)	$ 1,453
	=========	==========

Allocation of expenses and assets:

         The Company operates a procurement and quality control center in Hong Kong. The cost of operating the center is allocated to segments based on their percentage of sales.  The Company does not allocate taxes, other income, other expense, interest income, interest expense or general and administrative expenses to individual segments.

Identifiable assets:

        Identifiable assets by segment are as follows:

	2000	1999
United States	$ 1,805	$ 1,366
Europe	1,787	4,583
Other foreign countries	156	273
Unallocated Corporate	3,189	3,647
Total Assets	$ 6,937	$ 9,869
	========	========

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

NOTE 18- BUSINESS SEGMENT INFORMATION (continued)

Major Customers:

        Sales to the Company's major customers for the year ended September 30, 2000 is as follows:

	% Of Segment Revenue
	U.S.	Europe	Company%
Customer 1	6%	87%	48%
Customer 2	26%	9%	17%

        No other single customer comprised more than 10% of segment revenues.

NOTE 19 - RESTATEMENT

         The consolidated financial statements, as previously reported, for the years ended September 30, 2000 and September 30, 1999 have been restated to include stock-based compensation expense in the amount of $370,919 and $201,093, respectively, associated with the issuance of stock warrants to consultants in May of 1999.  See Note 14 for a description of the warrants.

        The impact of the restatement on previously reported amounts is as follows:

	Year Ended September 30, 2000
	As Reported	As Restated
Net income (loss)	$92,090	($278,829)

Per Share Amounts:
Basic	$.02	($.05)
Diluted	$.01	($.05)

Accumulated deficit	($2,233,479)	($2,805,491)
Additional paid in capital	$7,679,768	$8,251,780

	Year Ended September 30, 1999
	As Reported	As Restated
Net income	$846,647	$645,774

Per Share Amounts:
Basic	$.14	$.11
Diluted	$.14	$.11

Accumulated deficit	($2,325,569)	($2,526,662)
Additional paid in capital	$7,679,768	$7,880,861

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

                                      FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E

	BALANCE AT	ADDITIONS		BALANCE AT
	BEGINNING	CHARGED TO		END OF
	OF YEAR	OPERATIONS	DEDUCTIONS	YEAR

DESCRIPTION

Allowance for doubtful accounts

Year ended September 30, 1998	$ 91,333	$ 19,467	-	$ 110,800

Year ended September 30, 1999	110,800	23,000	-	133,800

Year ended September 30, 2000	$ 133,800	$ -	$ 66,035	$ 67,765

EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE

	Years Ended September 30
	2000		1999
NUMERATOR:

Income (loss) from continuing operations:	$ (278,829)		$ 645,774
Preferred dividends	---		---

	(278,829)	BASIC	645,774
Impact of potential common shares
Convertible debt	---		---
	$ (278,829)	DILUTED	$ 645,774

DENOMINATOR:
Weighted average number of common shares outstanding (see schedule)	6,088,516	BASIC	5,751,266

Impact of potential common shares
Stock options and warrants	**--		70,288

	6,088,516	DILUTED	5,821,554

BASIC EPS:
Income (loss) from operations	$ (.05)		$ .11

DILUTED EPS:
Income(loss) from operations	$ (.05)		$ .11

CALCULATIONS

Stock Options
Treasury Stock method applied to stock options:

Sale of common stock:
Total options and warrants outstanding	1,973,125		450,000
Average price	$ 1.66		$ 1.10

Total	$ 3,275,388		$ 495,000

Repurchase of common stock:
Proceeds	$ 3,275,388		$ 495,000
Average stock price	$ 2.52		$ 1.30

Shares repurchased	1,299,757		379,712

Net increase in shares:
Shares sold	1,973,125		450,000
Shares repurchased	1,299,757		379,712

Increase in shares **	673,368**		70,288

** The increase in shares for Fiscal 2000 were excluded from the computation of fully diluted earnings per share as their effect would have been antidilutive.

Computation of Weighted Average Number of Common Shares Outstanding

	Year Ended September 30, 2000
Dates Outstanding	Shares Outstanding	Fraction of Period	Weighted Average Shares

October through November	6,101,641	2/12	1,016,940

Purchase of Treasury Stock	(10,000)

December through January	6,091,641	2/12	1,015,274

Purchase of Treasury Stock	(5,000)

February	6,086,641	1/12	507,220

Purchase of Treasury Stock	(2,500)

March through September	6,084,141	7/12	3,549,082

Weighted Average Shares Fiscal 2000			6,088,516

	Year Ended September 30, 1999
Dates Outstanding	Shares Outstanding	Fraction of Period	Weighted Average Shares

October through November	4,798,141	2/12	799,690

Conversion of debt to common stock in February	1,108,000

December through February	5,906,141	3/12	1,476,535

Conversion of Class B Warrants in March	22,000

March though May	5,928,141	3/12	1,42,035

Conversion of Class B Warrants in June	10,000

June through August	5,938,141	3/12	1,484,536

Conversion of Class B Warrants in September	183,500

Purchase of Treasury Shares	(20,000)		508,470

September	6,101,641	1/12

Weighted Average Shares Fiscal 1999			5,751,266