Form 10QSB
period 2002-03-31
FORWARD INDUSTRIES INC
filed 2002-05-06
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended March 31, 2002.

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

As of April 25, 2002, 5,825,641Shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
SIX MONTHS ENDED MARCH 31, 2002
CONTENTS
			PAGE
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
		and September 30, 2001	3

		Consolidated Statements of Income (Unaudited) for the Three
		and Six months ended March 31, 2002 and 2001	4

		Consolidated Statements of Cash Flows (Unaudited) for the Six
		months ended March 31, 2002 and 2001.	5

	Item 2.	Management's Discussion and Analysis	10

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	14

	Item 2.	Changes in Securities and Use of Proceeds	14

	Item 3.	Defaults upon Senior Securities	14

	Item 4.	Submission of Matters to a Vote of Security Holders	14

	Item 5.	Other Information	14

	Item 6.	Exhibits and Reports on Form 8-K	14

PART I.      ITEM 1.    FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
	2002	2001

ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$ 995,401	$ 1,376,572
Accounts receivable, less allowance for doubtful accounts of $86,200 and $86,500, respectively	2,549,503	2,541,391
Inventories	1,252,064	753,926
Notes and loans receivable - officers - current portion	33,675	20,300
Prepaid expenses and other current assets	151,704	269,728

Total current assets	4,982,347	4,961,917

Property, plant and equipment - net	395,559	457,132
Assets held for sale -net	154,475	179,475
Notes and loans receivable - officers - net of current portion	59,609	83,618
Other assets	40,937	38,558

	$ 5,632,927	$ 5,720,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 1,314,032	$ 1,051,609
Notes and acceptances payable under credit line	1,000,000	1,500,000
Current portion of capital lease obligations	26,906	26,030
Accrued payables and other current liabilities	181,468	208,157

Total current liabilities	2,522,406	2,785,796

Long term portion of capital lease obligations	72,889	86,565

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued	--	--
Common stock, 40,000,00 authorized shares, par value $.01; 6,286,531
shares issued (including 460,890 held in treasury)	62,865	62,865
Paid-in capital	8,251,780	8,251,780
Accumulated deficit	(4,595,126)	(4,784,419)

	3,719,519	3,530,226
Less: Cost of shares in treasury	(681,887)	(681,887)

Total stockholders' equity	3,037,632	2,848,339

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,632,927	$ 5,720,700

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,

	2002	2001	2002	2001

Net sales	$ 3,851,603	$ 3,247,424	$ 8,228,676	$ 7,557,774
Cost of goods sold	2,551,179	2,261,089	5,477,126	4,863,994

Gross profit	1,300,424	986,335	2,751,550	2,693,780

Operating expenses:
Selling	701,083	499,681	1,456,299	998,970
General and administrative	527,470	477,607	1,054,212	1,023,495

Total operating expenses	1,228,553	977,288	2,510,511	2,022,465

Income from operations	71,871	9,047	241,039	671,315

Other income (expense):
Interest expense	(14,230)	(3,082)	(35,876)	(13,063)
Interest income	3,938	16,881	11,253	29,820
Other income (expense)	(8,024)	48,137	(7,724)	21,309

Total other income (expense)	(18,316)	61,936	(32,347)	38,066

Income before provision for income taxes	53,555	70,983	208,692	709,381
Provision for income taxes	2,500	28,390	19,400	283,750

Net income	$ 51,055	$ 42,593	$ 189,292	$ 425,631

NET INCOME PER COMMON AND COMMON
EQUIVALENT SHARE:
Basic	$ 0.01	$ 0.01	$ 0.03	$ 0.07

Diluted	$ 0.01	$ 0.01	$ 0.03	$ 0.07

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	5,825,641	5,931,308	5,825,641	5,991,058

Diluted	5,825,641	5,973,496	5,825,641	6,011,397

DIVIDENDS	NONE	NONE	NONE	NONE

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended March 31,
	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$ 189,292	$ 425,631
Adjustments to reconcile net income to net cash provided by continuing operations:
Amortization of deferred debt costs	--	3,054
Depreciation and amortization	63,642	65,464
Deferred taxes	--	283,750
Write down of assets held for sale	25,000	--
Changes in assets and liabilities:
Accounts receivable	(8,112)	328,048
Inventories	(498,138)	8,855
Prepaid expenses and other current assets	118,024	(29,738)
Other assets	(2,379)	17,648
Accounts payable	262,423	116,181
Accrued expenses and other current liabilities	(26,689)	(248,174)

NET CASH PROVIDED BY OPERATING ACTIVITIES	123,063	970,719

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from notes and loans receivable	--	125,000
Proceeds from officer loan repayments	10,634	76,016
Purchases of property, plant and equipment	(2,069)	(38,206)

NET CASH PROVIDED BY INVESTING ACTIVITIES	8,565	162,810

CASH FLOW FROM FINANCING ACTIVITIES:
Payments of short-term borrowings	(500,000)	(350,000)
Principal payments on capital lease obligations	(12,799)	(11,990)
Purchase of treasury shares	--	(326,186)

NET CASH USED IN FINANCING ACTIVITIES	(512,799)	(688,176)

EFFECT OF EXCHANGE RATE CHANGES	--	(8,799)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(381,171)	436,554

CASH AND CASH EQUIVALENTS - beginning	1,376,572	840,532

CASH AND CASH EQUIVALENTS - ending	$ 995,401	$ 1,277,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 35,876	$ 10,009
Income taxes	$ 1,983	$ 9,625

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

1.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002.

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

Certain reclassifications of prior period's financial statements have been made to conform to the current year's presentation.

The Company did not have any material amounts of comprehensive income other than net income.

This quarterly report contains forward-looking statements which involve certain risks and uncertainties. Important factors could arise, including those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this quarterly report on Form 10-QSB and those identified in "Risk Factors" in the Company's annual report on Form 10-KSB for the year ended September 30, 2001, which could cause the Company's future operating results to differ materially from those contained in any forward looking statement.

2.        BORROWINGS UNDER CREDIT LINE

The Company, through a subsidiary, renewed its credit facility with its bank effective March 31, 2002 until September 30, 2002. The credit facility provides for a maximum uncommitted line of credit totaling $2.5 million, including a $1.5 million sublimit for direct borrowings and bankers acceptances and $1.0 million sublimit for letters of credit. The credit line is renewable at the discretion of the bank and is secured by substantially all of the Company's assets. There are no formulas or restrictive covenants associated with the credit facility. The Company is, however, required to submit to periodic bank examinations, obtain credit insurance on certain accounts receivable and maintain performance acceptable to the bank . The credit facility bears interest at the prime rate in effect from time-to-time plus one quarter of one percent. At March 31, 2002, the Company had $1 million of direct borrowings under the credit facility.

3.         BUSINESS SEGMENT INFORMATION

The Company operates in a single segment providing carrying solutions for portable electronic devices. The Company designs and markets its products primarily to manufacturers of electronic devices such as wireless telecommunications devices, medical equipment and computers. The Company's principal decision maker monitors Company performance by geographic locations. Geographic locations are determined based primarily on the location of the customer. Information by geographic location is as follows:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
	(All amounts in thousands of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,

Sales	2002	2001	2002	2001

United States	$ 1,296	$ 1,205	$ 2,910	$ 2,815
Europe	2,292	2,027	5,054	4,722
Other	264	15	265	21

Total sales	$ 3,852	$ 3,247	$ 8,229	$ 7,558

Operating income (loss)
United States	$ 43	$ (115)	$ 93	$ 101
Europe	412	598	1,016	1,587
Other	91	4	90	3
Corporate unallocated	(474)	(478)	(958)	(1,020)

Total operating income	$ 72	$ 9	$ 241	$ 671

Identifiable Assets:

Identifiable assets by segment are as follows:

	(All amounts in thousands of dollars)
	March 31	September 30,

	2002	2001

United States	$ 3,133	$ 3,341
Europe	2,201	1,862
Other	299	112
Corporate unallocated	--	406

Total assets	$ 5,633	$ 5,721

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

4.          EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). The average prices for the Company's common stock for the three and six month periods ended March 31, 2002 were $.95 and $.97, respectively, which were below the the exercise price of any options outstanding. Accordingly, no conversion or dilution is presumed to have occurred.

Calculation of earnings per share is as follows:
	Three Months Ended March 31,		Six Months Ended March 31,

	2002	2001	2002	2001
Numerator:
Net income	$ 51,055	$ 42,593	$ 189,292	$ 425,631

Denominator:
Denominator for basic earnings per share - weighted average shares	5,825,641	5,931,308	5,825,641	5,991,058
Dilutive stock options and warrants - treasury stock method	**	42,188	**	20,339

Denominator for diluted earnings per share - weighted average shares	5,825,641	5,973,496	5,825,641	6,011,397

Net income per common share
Basic	$ 0.01	$ 0.01	$ 0.03	$ 0.07

Diluted	$ 0.01	$ 0.01	$ 0.03	$ 0.07

** Not included because the average stock price was below the exercise price of all outstanding options and warrants.

5.         INCOME TAXES

The Company's income tax provision consists of the following:
	Three months ending March 31		Six months ending March 31,

U.S. Federal and State	2002	2001	2002	2001

Current	$ --	$ 28,390	$ --	$ 283,750
Deferred	--	--	--	--

Foreign:
Current	2,500	--	19,400	--
Deferred	--	--	--	--

Income tax provision	$ 2,500	$ 28,390	$ 19,400	$ 283,750

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

In June 2001, the Company established a wholly owned foreign subsidiary. Pretax earnings of the foreign subsidiary in for the six months ended March 31, 2002 were approximately $221,000 and the provision for foreign income tax was computed at the applicable foreign tax rate of 8.8%. The Company considers the undistributed earnings of foreign subsidiaries to be permanently invested. Accordingly, no provision has been made for U.S. federal income taxes on undistributed foreign earnings. At March 31, 2002, the subsidiary had accumulated losses of approximately $213,000.

6.          COMMITMENTS

Royalty Commitments

Effective January 1, 2001, the Company entered into a license agreement with Motorola to sell certain Motorola branded products directly to distributors and retailers located in the European, Middle East and Africa ("EMEA") region. Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license, as it has been amended, requires the Company to make minimum royalty payments to Motorola over three contract periods as follows:

      $850,000 for the contract period July 1, 2001 to September 30, 2002
      $960,000 for the contract period October 1, 2002 to September 30, 2003
      $1,000,000 for the contract period October 1, 2003 to September 30, 2004

If the Company elects to terminate the license before September 30, 2004, the Company would be required to pay the royalty due for the contract period in effect at the date of cancellation. Motorola has not guaranteed a minimum amount of revenues the Company will receive from the sale of the licensed products, and the Company cannot guarantee that it will generate sufficient revenues to recoup the minimum royalty payments that the Company is obligated to pay to Motorola. For the six-month period ended March 31, 2002, the Company recorded sales of approximately $930,000 from the sale of the licensed products and recorded royalty expenses of $340,000.

Legal Proceedings

In October 2001, the Company initiated action against Royal Industries, Inc. (Royal) in the Kings County Supreme Court of New York, asserting causes of action for conversion and unjust enrichment. The Company alleges that, without consent or authority of the Company, and with full knowledge of the Company's rights under a security agreement, Royal wrongfully took possession of certain assets in which the Company had a properly perfected security interest. The Company seeks compensatory damages of $1 million. Royal has filed a counterclaim against the Company alleging abuse of process and harassment, and is seeking an award of punitive damages in the amount of $1 million. Discovery is in the preliminary stage, but management believes the counterclaim is without merit and intends to vigorously defend the Company against these allegations

In connection with a settlement agreement entered into subsequent to March 31, 2002 between the Company and a shareholder of the Company, the Company agreed to reimburse the shareholder $100,000 of certain legal fees incurred by the shareholder as disclosed in the Company's Form 8-K filed on April 16, 2002 with the Securities and Exchange Commission.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

PART I.    ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report. This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, (including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended September 30, 2001) and that actual results may differ materially from the statements that constitute forward-looking statements as a result of various factors.

            The following discussion and analysis compares the results of the Company's operations for the Three and Six Months ended March 31, 2002, and the Three and Six Months ended March 31, 2001.

Three Months ended March 31, 2002 (the "2002 Quarter") Compared to Three Months ended March 31, 2001 (the "2001 Quarter")

            Net income in the 2002 Quarter was $51 thousand as compared to net income of $43 thousand in the 2001 Quarter, an increase of $8,000. Basic and diluted earnings per share from operations were $0.01 for both the 2002 and 2001 Quarters.

Sales and Gross Profit

            Consolidated net sales increased by approximately $604 thousand or 19% to $3.85 million in the 2002 Quarter from $3.25 million in the 2001 Quarter.

            Sales increased in the 2002 Quarter as the Company began to ship products to several new customers including phone cases to Nokia facilities in Hong Kong, Korea and China. The Company also experienced increased demand for its cases designed to carry diabetic supplies and monitoring equipment resulting in higher sales to key customers including Abbott Laboratories, Therasense, Roche and Lifescan in the 2002 Quarter as compared to the 2001 Quarter.

            Sales of Motorola products totaled approximately $1.46 million in the 2002 Quarter as compared to approximately $1.77 million in the 2001 Quarter. Motorola products comprised approximately 38% of the Company's revenue in the 2002 Quarter as compared to approximately 54% in the 2001 Quarter. The lower sales volume reflects a softer demand for handsets in the telecom market. Such demand fluctuations and the timing of Motorola product launches often affect the Company's sales volume as Motorola is the Company's largest customer. The 2002 Quarter includes approximately $430 thousand from the sale of Motorola licensed products to third parties. The Company did not recognize revenue from the sale of these licensed products until late in Fiscal 2001. Therefore, the 2001 Quarter did not include any such revenue. The Company increased its European customer base by approximately 60 customers as a direct result of the license agreement.

            Gross profit improved as a percentage of sales to 34% in the 2002 Quarter from 30% in the 2001 Quarter. The improved gross profit is due to the higher margins the Company received on the sale of its Motorola licensed products and a favorable customs ruling received by the Company from the U.S. Customs Service in the 2002 Quarter. The Company designs and imports a line of carrying cases used by people with diabetes to carry insulin and other diabetic monitoring equipment. In January 2002, the Company received a U.S. Customs ruling allowing it to import these cases duty free. Because of the ruling, the Company received refunds in the 2002 Quarter of approximately $77 thousand on previously paid duties that reduced the cost of goods sold and thereby contributed to the improved gross profit percentage.

Operating Income

            Consolidated pretax income from operations increased by $63 thousand, to a profit of $72 thousand in the 2002 Quarter from a $9,000 profit in the 2001 Quarter.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

            Selling expenses increased by $201 thousand or approximately 40% to $701 thousand in the 2002 Quarter up from $500 thousand in the 2001 Quarter. The increase is due primarily to higher Motorola royalty expenses of $170 thousand in the 2002 Quarter. The Company had no such royalty expense in the comparable period last year. The remaining increase can be attributed to personnel expenses that were $85 thousand higher in the 2002 Quarter than the 2001 Quarter that were partially offset by $43 thousand of lower travel expenses. The ratio of selling expenses to net sales increased to approximately 18% in the 2002 Quarter from approximately 15% in the 2001 Quarter. The Company expects selling expenses to remain significantly above historical levels due to royalties associated with the Motorola licensing agreement and other expenses associated with the Company's goal to expand its European sales capabilities.

            General and administrative expenses increased by $49 thousand or approximately 10% to approximately $527 thousand in the 2002 Quarter from $478 thousand in the 2001 Quarter. The increase is primarily attributable to increased legal and professional fees. The ratio of general and administrative expenses to net sales decreased to approximately 14% in the 2002 Quarter down from approximately 15% in the 2001 Quarter, due to the higher sales volume in the 2002 Quarter.

Other Income (Expense)

            Interest expense increased by approximately $11 thousand because of higher average borrowings under the Company's credit line in the 2002 Quarter. Interest income decreased by approximately $13 thousand as the Company had a lower level of officer loans outstanding, lower average cash balances and lower interest earnings on those cash balances. Other income (expenses) - net, decreased from net income of $48 thousand in the 2001 Quarter to an expense of approximately $8 thousand the 2002 Quarter. The major components of the change are a $25 thousand dollar write-down of assets held for sale in the 2002 Quarter to their fair value less costs to sell and approximately $65 thousand of income in the 2001 Quarter from the recovery of a note receivable that had previously been written off.

Income Taxes

            The provision for income taxes decreased by approximately $25 thousand due to the decrease in pretax profits in the 2002 Quarter and a lower effective tax rate due to earnings being generated in jurisdictions with lower tax rates.

Six Months ended March 31, 2002 (the "2002 Period") Compared to Six Months ended March 31, 2001 (the "2001 Period")

            Net income decreased by $236 thousand to $189 thousand in the 2002 Period as compared to net income of $426 thousand in the 2001 Period. Basic and diluted earnings per share decreased to $.03 in the 2002 Period from $0.07 in the 2001 Period.

Sales and Gross Profit

            Consolidated net sales increased approximately $670 thousand to $8.23 million or 9% in the 2002 Period up from $7.56 million in the 2001 Period. The increase occurred primarily in the 2002 Quarter as the Company began shipping products to several new customers including phone cases to Nokia facilities in Hong Kong, Korea and China.

            The Company also experienced strong recurring demand for its cases designed to carry diabetic supplies and monitoring equipment resulting in higher sales to key customers including Abbott Laboratories, Therasense, Roche and Lifescan in the 2002 Period as compared to the 2001 Period.

            Sales of Motorola products totaled approximately $3.86 million in the 2002 Period as compared to approximately $4.31 million in the 2001 Quarter. Motorola products comprised approximately 45% of the Company's revenue in the 2002 Period as compared to approximately 55% in the 2001 Period. The lower sales volume reflects softer demand for handsets in the telecom market. Such demand fluctuations and the timing of Motorola product launches often affect the Company's sales volume as Motorola is the Company's largest customer. The 2002 Period includes approximately $930 thousand from the sale of Motorola licensed products to third parties. The Company did not recognize revenue from the sale of these licensed products until the late in Fiscal 2001 therefore, the 2001 Period did not include any such revenue.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

            Gross profit declined as a percentage of sales to 33% in the 2002 Period from 36% in the 2001 Period. The lower gross profit in the 2002 Period is primarily attributable to increased freight costs incurred in the Company's first quarter of the 2002 Period as it used expedited shipping modes to meet initial demand for, and to launch, the Company's line of Motorola licensed products. This expedited launch of products also created higher operating costs at the Company's Hong Kong operating facility. In the 2002 Period the Company was able to offset some of the higher operating costs as the result of a ruling received from U.S. Customs allowing the Company to import some of its products duty free into the Untied States. Because of the ruling, the Company received refunds in the 2002 Period of approximately $77 thousand on previously paid duties that further reduced the cost of goods sold.

Operating Income

            Consolidated pretax income from operations decreased by $430 thousand to $241 thousand in the 2002 Period from $671 thousand in the 2001 Period.

            Selling expenses increased by $457 thousand or approximately 46% to $1.46 million in the 2002 Period from $999 thousand in the 2001 Period. The increase is due primarily to royalty expenses of $340 thousand in the 2002 Period. The Company had no such royalty expense in the 2001 Period. The remaining increase is primarily attributable to personnel expenses that were $169 thousand higher in the 2002 Period than the 2001 Period, but were partially offset by $51 thousand of lower travel expenses. The ratio of selling expenses to net sales increased to approximately 18% in the 2002 Period from approximately 13% in the 2001 Period. The Company expects selling expenses to remain significantly above historical levels due to royalties and other expenses related to the Company's desire to expand its European sales capabilities.

            General and administrative expenses increased approximately $31 thousand or 3% to $1.05 million in the 2002 Period from $1.02 million in the 2001 Period.

Other Income (Expense)

            Interest expense increased by approximately $23 thousand in the 2002 Period as a result of higher average borrowings under the Company's credit line. Interest income decreased by approximately $18 thousand in the 2002 Period as the Company had lower levels of officer loans outstanding, lower average cash balances and lower interest earnings on those cash balances. Other income (expenses)- net, decreased from net income of $21 thousand in the 2001 Period to an expense of approximately $8 thousand the 2002 Period. The major components of the change are a $25 thousand dollar write-down of assets held for sale in the 2002 Period to their fair value less the costs of disposal and approximately $20 thousand of income in the 2002 Period from the recovery of a note receivable that had previously been written off.

Income Taxes

            The provision for income taxes decreased by $265 thousand to $19 thousand in the 2002 Period from $284 thousand in the 2001 Period due primarily to lower pre-tax operating income. The 2002 Period's taxes were also lower as the Company did not provide for domestic income taxes on the undistributed earnings of its newly created Swiss subsidiary as it considers those earnings permanently invested.

Liquidity and Capital Resources

            2001 Period

            During the 2001 Period, the Company generated operating cash flows of approximately $971 thousand including net income of $426 thousand adjusted for non-cash items including depreciation and amortization expenses of $65 thousand and the change in deferred tax assets of $284 thousand. A decrease in accounts receivable of $328 thousand and an increase in accounts payable of $116 thousand were partially offset by increases in accrued expenses of $248 thousand.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

            Investing activities produced positive cash flows of $162 thousand in the 2001 Period as the company collected $125 thousand of notes receivable and $76 thousand on officer loans, which was partially offset by purchases of property, plant and equipment totaling $38 thousand.

            Financing activities in the 2001 Period used cash of $688 thousand as the Company paid back $350 thousand of borrowings on its credit line, $12 thousand on its capital leases and spent another $326 thousand under its stock buy-back program .

            2002 Period

            In the 2002 Period, operating activities generated $123 thousand of operating cash flows. These operating cash flows resulted primarily from net income of $189 thousand, adjusted for non-cash items including depreciation and amortization expenses of $64 thousand and the write down of an asset held for sale of $25 thousand. The increase in accounts payable of $262 thousand and decreases in prepaid expenses of $118 thousand were completely offset by an increase in inventory of $498 thousand and a decrease in accrued liabilities of $27 thousand.

            Net investing activities in the 2002 Period provided cash of $9 thousand while financing activities in the 2002 Period used cash of $513 thousand. Cash was used to pay off the Company's credit line in the amount of $500 thousand and to make $13,000 in payments on capital lease obligations.

            At March 31, 2002, the Company's current ratio (current assets divided by current liabilities) was 1.98 and its quick ratio (current assets less inventories divided by current liabilities) was 1.48. The Company's long-term debt consisted of approximately $73 thousand owed on capital leases.

            The Company's principal source of liquidity is its cash flow from operations and its bank line of credit. In the 2002 Period, the Company was highly dependent on three key customers for the majority of its operating cash flows. Sales to Motorola, Abbott Laboratories, and Roche Diagnostics, including their subsidiaries or affiliates, produced approximately 51% of the Company's revenues and represented approximately 50% of the Company's accounts receivable at March 31, 2002. The loss of one of these significant customers by the Company, or their failure to pay the Company, could have a material adverse affect on the Company's liquidity.

            The Company, through a subsidiary, renewed its credit facility with its bank effective March 31, 2002 until September 30, 2002. The credit facility provides for a maximum uncommitted line of credit totaling $2.5 million, including a $1.5 million sublimit for direct borrowings and bankers acceptances and $1.0 million sublimit for letters of credit. The credit line is renewable at the discretion of the bank and is secured by substantially all of the Company's assets. There are no formulas or restrictive covenants associated with the credit facility. The Company is, however, required to submit to periodic bank examinations, obtain credit insurance on certain accounts receivable and maintain performance acceptable to the bank. The credit facility bears interest at the prime rate in effect from time-to-time plus one quarter of one percent. At March 31, 2002, the Company had $1 million of direct borrowings under the credit facility. This is an uncommitted line of credit and there is no guarantee the bank will grant additional cash advances under the line of credit to the Company if required, or that the Company's performance will remain satisfactory to the bank. Failure to do so could have a material adverse affect on the Company's liquidity.

            Effective January, 1, 2001, the Company entered into employment agreements with three of its executive officers expiring at different times through December 31, 2004. Such agreements provide for minimum salary levels, incentive bonuses that are payable if specified management goals are attained and other benefits. The aggregate commitment for future salaries at March 31, 2002, excluding bonuses and other benefits, was approximately $900 thousand. Under certain conditions, as defined in the agreements, the executives may terminate their respective agreements and receive a lump sum payment equivalent to their remaining base salary plus their prior year's bonus.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

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

      $850,000 for the contract period July 1, 2001 to September 30, 2002
      $960,000 for the contract period October 1, 2002 to September 30, 2003
      $1,000,000 for the contract period October 1, 2003 to September 30, 2004

          If the Company elects to terminate the license before September 30, 2004, the Company would be required to pay the royalty due for the contract period in effect at the date of cancellation. Motorola has not guaranteed a minimum amount of revenues the Company will receive from the sale of the licensed products, and the Company cannot guarantee that it will generate sufficient revenues to recoup the minimum royalty payments that the Company is obligated to pay to Motorola. In the 2002 Period, the Company recorded sales of approximately $930 thousand from the sale of the licensed products to third parities and recorded royalty expenses of $340 thousand.

              The Company did not incur any long-term debt in the 2002 Period and at March 31, 2002 there was no long-term debt other than capital lease obligations outstanding.

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

  None

  FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
  NOTES TO FORM 10-QSB
  SIX MONTHS ENDED MARCH 1, 2002 AND 2001
  (UNAUDITED)

  SIGNATURE

  In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2002	FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Douglas W. Sabra

Douglas W. Sabra
Vice President and Chief Financial Officer

(Mr. Sabra is the Principal Financial
and Accounting Officer and has been duly
authorized to sign on behalf of the
registrant.)