Form 10QSB
period 2002-06-30
FORWARD INDUSTRIES INC
filed 2002-07-30
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             for the quarterly period ended June 30, 2002.

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

As of July 25, 2002, 5,825,641Shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [   ]  No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
NINE MONTHS ENDED JUNE 30, 2002
CONTENTS

PART I.   ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2002	2001
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents................................................................................	$ 782,329	$ 1,376,572
Accounts receivable, less allowance for doubtful accounts of $39,115 and $86,500, respectively.......................................................................................	3,096,049	2,541,391
Inventories.......................................................................................................	1,035,056	753,926
Notes and loans receivable - officers - current portion .....................................	34,200	20,300
Prepaid expenses and other current assets........................................................	170,035	269,728

Total current assets........................................................................................	5,117,669	4,961,917

Property, plant and equipment - net......................................................................	365,741	457,132
Assets held for sale -net.......................................................................................	--	179,475
Notes and loans receivable - officers - net of current portion.................................	50,854	83,618
Other assets.........................................................................................................	53,992	38,558

Total Assets.........................................................................................................	$ 5,588,256	$ 5,720,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable ...........................................................................................	$ 1,254,334	$ 1,051,609
Notes and acceptances payable under credit line .............................................	600,000	1,500,000
Current portion of capital lease obligations .......................................................	27,300	26,030
Accrued expenses and other current liabilities...................................................	354,345	208,157

Total current liabilities....................................................................................	2,235,979	2,785,796

Long term portion of capital lease obligations.......................................................	65,934	86,565

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued........	--	--
Common stock, 40,000,00 authorized shares, par value $.01; 6,286,531
shares issued (including 460,890 held in treasury)...........................................	62,865	62,865
Paid-in capital.................................................................................................	8,251,780	8,251,780
Accumulated deficit.........................................................................................	(4,346,415)	(4,784,419)

	3,968,230	3,530,226
Less: Cost of shares in treasury........................................................................	(681,887)	(681,887)

Total stockholders' equity.............................................................................	3,286,343	2,848,339

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................	$ 5,588,256	$ 5,720,700

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net sales.................................................................	$ 4,051,225	$ 2,348,083	$ 12,279,901	$ 9,905,857
Cost of goods sold .................................................	2,492,811	1,710,402	7,969,936	6,574,396

Gross profit ............................................................	1,558,414	637,681	4,309,965	3,331,461

Operating expenses:
Selling ..............................................................	704,067	588,014	2,160,367	1,586,984
General and administrative.................................	626,857	559,884	1,681,069	1,583,379

Total operating expenses............................	1,330,924	1,147,898	3,841,436	3,170,363

Income (loss) from operations.................................	227,490	(510,217)	468,529	161,098

Other income (expense):
Interest expense................................................	(12,122)	(5,648)	(47,998)	(18,711)
Interest income .................................................	3,165	15,010	14,419	44,830
Other income (expense).....................................	10,778	(8,370)	3,054	12,939

Total other income (expense).........................	1,821	992	(30,525)	39,058

Income (loss) before provision for income taxes.......	229,311	(509,225)	438,004	200,156
Provision (benefit) for income taxes..........................	(19,400)	(203,690)	--	80,060

Net income (loss)....................................................	$ 248,711	$ (305,535)	$ 438,004	$ 120,096

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
Basic............................................................	$ 0.04	$ (0.05)	$ 0.08	$ 0.02

Diluted.........................................................	$ 0.04	$ (0.05)	$ 0.08	$ 0.02

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic...........................................................	5,825,641	5,825,641	5,825,641	5,935,919

Diluted.........................................................	5,825,641	5,825,641	5,825,641	5,941,091

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES:
Net income......................................................................................	$ 438,004	$ 120,096
Adjustments to reconcile net income to net cash provided by (used in)
operations:
Loss on sale of property, plant and equipment............................	21,025	9,745
Amortization of deferred debt costs...........................................	--	3,054
Depreciation and amortization...................................................	95,497	99,385
Deferred taxes..........................................................................	--	80,060
Changes in operating assets and liabilities:
Accounts receivable..................................................................	(554,658)	82,840
Inventories................................................................................	(281,130)	78,490
Prepaid expenses and other current assets.................................	99,693	57,494
Other assets.............................................................................	(15,435)	13,224
Accounts payable.....................................................................	202,725	(368,064)
Accrued expenses and other current liabilities............................	146,188	(214,794)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	151,909	(38,470)

INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment.....................	158,450	15,243
Proceeds from repayments of notes and loans receivable...............	--	125,000
Proceeds from officer loan repayments..........................................	18,864	309,837
Purchases of property, plant and equipment...................................	(4,106)	(51,539)

NET CASH PROVIDED BY INVESTING ACTIVITIES	173,208	398,541

CASH FLOW FROM FINANCING ACTIVITIES:
(Payments of) proceeds from short-term borrowings......................	(900,000)	200,000
Principal payments on capital lease obligations...............................	(19,360)	(18,118)
Purchase of treasury shares...........................................................	--	(326,187)

NET CASH (USED IN) FINANCING ACTIVITIES	(919,360)	(144,305)

EFFECT OF EXCHANGE RATE CHANGES..............................	--	(8,798)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(594,243)	206,968

CASH AND CASH EQUIVALENTS - at beginning of period........	1,376,572	840,532

CASH AND CASH EQUIVALENTS - at end of period.................	$ 782,329	$ 1,047,500

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002.

The balance sheet at September 30, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accounting policies used in the preparation of this Form 10-QSB are the same as those set forth in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001 and should be read in conjunction with the disclosures presented therein.

Certain reclassifications of the prior period's financial statements have been made to conform to the current period's presentation.

The Company did not have any material amounts of comprehensive income other than net income (loss).

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

2.             BORROWINGS UNDER CREDIT LINE

The Company, through a subsidiary, renewed its credit facility with its bank effective March 31, 2002 until September 30, 2002.  The credit facility provides for a maximum uncommitted line of credit totaling $2.5 million, including a $1.5 million sublimit for direct borrowings and bankers acceptances, and a $1.0 million sublimit for letters of credit.  The credit line is renewable at the discretion of the bank and is secured by substantially all of the Company's assets. There are no financial ratios or other restrictive covenants associated with the credit facility.  The Company is, however, required to submit to periodic bank examinations, obtain credit insurance on certain accounts receivable and maintain performance acceptable to the bank.  Amounts drawn under the credit facility bear interest at the banks prime rate in effect from time-to-time plus one quarter of one percent.  There are no fees in respect of undrawn balances under the facility. At June 30, 2002, the Company had $600 thousand of direct borrowings under the credit facility and did not have any commitments for outstanding letters of credit.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	(All amounts in thousands of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
Sales	2002	2001	2002	2001
United States.............................	$ 1,815	$ 1,553	$ 4,725	$ 4,368
Europe......................................	1,810	786	6,865	5,508
Other........................................	426	9	690	30

Total sales............................	$ 4,051	$ 2,348	$ 12,280	$ 9,906

Operating income (loss)
United States............................	$ 395	$ (14)	$ 487	$ 87
Europe.....................................	321	(14)	1,338	1,573
Other.......................................	160	(5)	249	(2)
Corporate unallocated..............	(649)	(477)	(1,605)	(1,497)

Income (loss) from operations	$ 227	$ (510)	$ 469	$ 161

            Identifiable Assets:

 Identifiable assets by segment are as follows:

	(All amounts in thousands of dollars)
	June 30,	September 30,
	2002	2001

United States..........................	$ 2,991	$ 3,341
Europe...................................	2,191	1,862
Other.....................................	406	112
Corporate unallocated............	--	406

Total assets........................	$ 5,588	$ 5,721

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

4.             EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). The average prices for the Company's common stock for the three and nine-month periods ended June 30, 2002 were $0.84 and $0.92, respectively, which were below the exercise price of any options outstanding. Accordingly, no exercise or dilution is presumed to have occurred.

Calculation of earnings per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income (loss)......................	$ 248,711	$ (305,535)	$ 438,004	$ 120,096

Denominator:
Denominator for basic earnings per share - weighted average shares...........	5,825,641	5,825,641	5,825,641	5,935,919
Dilutive stock options and warrants - treasury stock method..............	**	**	**	5,172

Denominator for diluted earnings per share - weighted average shares..........	5,825,641	5,825,641	5,825,641	5,941,091

Net income(loss) per common share
Basic......................................	$ 0.04	$ (0.05)	$ 0.08	$ 0.02

Diluted....................................	$ 0.04	$ (0.05)	$ 0.08	$ 0.02

** Not included because the average stock price was below the exercise price of all outstanding options and warrants.

5.             INCOME TAXES

The Company's income tax provision (benefit) consists of the following:

	Three Months Ending June 30,		Nine Months Ending June 30,
US Federal and State	2002	2001	2002	2001
Current............	$ 33,700	$ (203,690)	$ 29,100	$ 80,060
Deferred..........	(33,700)	--	(29,100)	--

Foreign:
Current............	12,400	--	$ 31,800	--
Deferred..........	(31,800)	--	(31,800)	--

Income tax provision	$ (19,400)	$ (203,690)	$ --	$ 80,060

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

INCOME TAXES (CONTINUED)

In June 2001, the Company established a wholly owned foreign subsidiary in Switzerland to engage in marketing and distribution activities throughout Europe, the Middle East and Africa.  In the subsidiary's first partial fiscal year ended September 30, 2001, the subsidiary generated net operating losses totaling $434,000.  Due to the uncertainty of the subsidiary's ability to generate sufficient taxable income to use those losses, the Company established a full valuation allowance against the associated deferred tax asset.  For the nine months ended June 30, 2002, the subsidiary has generated sufficient taxable income such that, it is more likely than not, the losses will be utilized. The Company has therefore reduced its valuation allowance to the extent that net operating loss carryforwards are expected to be utilized to offset current year's taxable income.  The Company considers its investment in the subsidiary to be permanent.  Accordingly, no provision has been made for U.S. federal income taxes on undistributed foreign earnings.

6.             COMMITMENTS

Royalty Commitments

Effective January 1, 2001, the Company entered into a license agreement with Motorola to sell certain Motorola branded products directly to distributors and retailers located in the European, Middle East and Africa ("EMEA") region. Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license, as it has been amended, requires the Company to make minimum royalty payments to Motorola over three contract periods as follows:

     1.        $850,000 for the contract period July 1, 2001 to September 30, 2002,
     2.        $960,000 for the contract period October 1, 2002 to September 30, 2003 and
     3.        $1,000,000 for the contract period October 1, 2003 to September 30, 2004.

Motorola has not guaranteed a minimum amount of revenues the Company will receive from the sale of the licensed products, and the Company cannot guarantee that it will generate sufficient revenues to recoup the minimum royalty payments that the Company is obligated to pay to Motorola.  For the nine-month period ended June 30, 2002, the Company recorded sales of approximately $1.95 million from the sale of the licensed products and recorded royalty expenses of $510 thousand.  The Company is currently engaged in negotiations with Motorola regarding certain aspects of the license agreement, including the minimum royalty amounts to be paid by the Company to Motorola. To protect its rights under the license agreement consistent with its understanding of the terms thereof, while those negotiations are in progress, the Company issued a notice of termination of the agreement to Motorola on June 28, 2002 that will become effective September 30, 2002 for contract periods two and three unless this notice is rescinded. As of June 30, 2002 the negotiations are ongoing and, if resolved to the mutual satisfaction of both parties, it is the Company's intention to rescind its termination notice and enter into a new or amended license agreement with Motorola. Although the Company believes that the negotiations will be satisfactorily concluded, there can be no assurance that such will be the case.

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
NOTES TO FORM 10-QSB
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

PART I.  ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                The following discussion and analysis should be read in conjunction with the Company's Financial Unaudited Statements and the notes thereto appearing elsewhere in this Report. This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, (including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended September 30, 2001) and that actual results may differ materially from the estimates or forecasts contained in the statements that constitute forward-looking statements as a result of various factors.

                The following discussion and analysis compares the results of the Company's operations for the Three and Nine months ended June 30, 2002, and the Three and Nine months ended June 30, 2001.

Results of Operations for the Three Months Ended June 30, 2002 (the "2002 Quarter") Compared to the Three Months Ended June 30, 2001 (the "2001 Quarter")

                Net income in the 2002 Quarter was $249 thousand compared to a net loss of $306 thousand in the 2001 Quarter, an increase of approximately $555 thousand.  Basic and diluted earnings per share from operations were $0.04 for the 2002 Quarter compared to a net loss per share of  $0.05 in the 2001 Quarter.

Sales and Gross Profit

                Consolidated net sales increased approximately $1.70 million or 73% to $4.05 million in the 2002 Quarter from $2.35 million in the 2001 Quarter.  A large portion of the sales increase was due to increased demand for the Company's line of diabetic monitoring equipment carrying cases.  The Company sells these cases to manufacturers of diabetic monitoring and testing equipment such as Bayer, Lifescan, Roche, Abbott Laboratories and Therasense.

                Sales of the Company's cell phone cases were also up in the 2002 Quarter as compared to the 2001 Quarter. Sales to Motorola, the Company's largest customer, increased approximately $780 thousand in the 2002 Quarter and comprised approximately 19% of overall sales as compared to $660 thousand in the 2001 Quarter or 28% of the 2001 Quarter's overall sales.  Additionally, under its licensing agreement with Motorola, the Company sold approximately $685 thousand of Motorola branded products to third parties in the 2002 Quarter.  The Company is currently engaged in negotiations with Motorola regarding certain aspects of the license agreement, including the minimum royalty amounts to be paid by the Company to Motorola. To protect its rights under the license agreement consistent with its understanding of the terms thereof, while those negotiations are in progress, the Company issued a notice of termination of the agreement to Motorola on June 28, 2002 that will become effective September 30, 2002 for contract periods two and three unless this notice is rescinded.  As of June 30, 2002 the negotiations are ongoing and, if resolved to the mutual satisfaction of both parties, it is the Company's intent to rescind its termination notice or enter into a new license agreement with Motorola. Although the Company believes the negotiations will be satisfactorily concluded, there is no such guarantee.

                Gross profit improved as a percentage of sales to 38% in the 2002 Quarter from 27% in the 2001 Quarter.  The improved gross profit percentage is attributed to a number of initiatives taken by the Company, including using more economical shipping methods, reduced import duties (as a result of a favorable customs ruling received by the Company including refunds of duties previously paid totaling approximately $120 thousand), and higher gross profit received from the sale of licensed products.  Additionally, the relatively high fixed costs of operating the Company's Hong Kong inspection facility has been charged to costs of goods sold as incurred and the significantly higher sales volume in the 2002 Quarter, compared to the 2001 Quarter, has resulted in a lower cost as a percentage of sales.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

Operating Income

                Consolidated pretax income from operations increased approximately $738 thousand to a profit of $229 thousand in the 2002 Quarter, compared to a loss of $509 thousand dollars in the 2001 Quarter.

                Selling expenses increased $116 thousand; or approximately 20%, to $704 thousand in the 2002 Quarter, from $588 thousand in the 2001 Quarter.  The increase is due primarily to Motorola royalty expenses of $170 thousand in the 2002 Quarter.  The Company had no such royalty expense in the 2001 Quarter.  The increase was partially offset by a reduction of $68 thousand in travel expenses. The ratio of selling expenses to net sales decreased to 17% in the 2002 Quarter, from approximately 25% in the 2001 Quarter, due to the higher sales volume in the 2002 Quarter.  The Company expects selling expenses to remain significantly above historical levels due to royalties associated with the Motorola licensing agreement and other expenses associated with the Company's goal to expand its European sales capabilities.

                General and administrative expenses increased $67 thousand, or approximately 12%, to $627 thousand in the 2002 Quarter, from $560 thousand in the 2001 Quarter.  The increase is primarily attributable to increased legal and professional fees, including a $100 thousand payment made by the Company in the 2002 Quarter as reimbursement of legal fees in connection with a settlement agreement entered into between the Company and a shareholder.  The increase was partially offset by a foreign currency gain on the Company's euro denominated accounts receivable.  The ratio of general and administrative expenses to net sales decreased to approximately 16% in the 2002 Quarter, from approximately 24% in the 2001 Quarter, due to the higher sales volume in the 2002 Quarter.

Other Income (Expense)

                Changes in other income (expense) were immaterial.

Income Taxes

                The Company's benefit from income taxes of $19 thousand in the 2002 Quarter is a result of the reduction of the Company's deferred tax valuation allowance as it relates to a foreign subsidiary compared to a benefit of $204 thousand in the 2001 quarter created by the 2001 Quarter's operating loss at the statutory rate.

Result of Operations for the Nine Months Ended June 30, 2002 (the "2002 Period") Compared to the Nine Months Ended June 30, 2001 (the "2001 Period")

                Net income increased $318 thousand to $438 thousand in the 2002 Period compared to net income of $120 thousand in the 2001 Period.  Basic and diluted earnings per share increased to $0.08 in the 2002 Period compared to $0.02 in the 2001 Period.

Sales and Gross Profit

                Consolidated net sales increased approximately $2.37 million to $12.28 million, or 24%, in the 2002 Period, from $9.91 million in the 2001 Period.  The increase in the 2002 Period is primarily a result of increased demand for the Company's diabetic monitoring equipment cases, as well as cell phone cases, as the Company's major customers launched new products.

                Sales to Motorola, the Company's largest customer, were approximately $3.71 million in the 2002 Period and represented approximately 30% of overall sales, as compared to $4.97 million in the 2001 Period, or 50% of the 2001 Period's overall sales.  Additionally, under its licensing agreement with Motorola, the Company sold approximately $1.61 million of Motorola branded products to third parties in the 2002 Period.  The Company had no such sales in the 2001 Period.  The Company had no such sales in the 2001 Quarter. As set forth in Note 6 to the Financial Statements included in this Quarterly Report on Form 10-QSB, the Company has given notice of termination of its license agreement to Motorola, effective September 30, 2002.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

                Gross profit as a percentage of sales remained fairly consistent at 35% in the 2002 Period, compared to 34% in the 2001 Period.  Increased expediting costs incurred in the Company's first quarter and slightly higher packaging costs throughout the 2002 Period were partially offset by savings in subsequent quarters and refunds of approximately $200 thousand on previously paid customs and duties as a result of a favorable customs ruling obtained by the Company that allows it to import some of its products duty free.

Operating Income

                Consolidated pretax income from operations increased $238 thousand to $438 thousand in the 2002 Period from $200 thousand in the 2001 Period.

                Selling expenses increased $574 thousand, or approximately 36%, to $2.16 million in the 2002 Period, from $1.59 million in the 2001 Period, due primarily to royalty expenses of $510 thousand in the 2002 Period as a result of its licensing agreement with Motorola. If the license agreement with Motorola (as it may be amended) continues in effect, the Company expects, that if those negotiations are concluded to the mutual satisfaction of the parties, its selling expenses will remain significantly above historical levels due to royalties associated with the agreement. The rest of the increase in selling expenses was primarily attributable to personnel costs that were $233 thousand higher in the 2002 Period than the 2001 Period, partially offset by a $120 thousand reduction in travel expenses.  The ratio of selling expenses to net sales increased to approximately 18% in the 2002 Period from approximately 16% in the 2001 Period.

                General and administrative expenses increased approximately $100 thousand or 6%, to $1.68 million, in the 2002 Period from $1.58 million in the 2001 Period, due primarily to higher professional fees.

Other Income (Expense)

            Interest expense increased by approximately $30 thousand in the 2002 Period as a result of higher average borrowings under the Company's credit line.   Interest income decreased by approximately $30 thousand in the 2002 Period as the Company had lower levels of officer loans outstanding, lower average cash balances and lower interest earnings on those cash balances.   Other income (expense) - net, decreased $10 thousand to income of $3 thousand in the 2002 Period from income of approximately $13 thousand in the 2001 Period.

Income Taxes

                The provision for income taxes decreased $80 thousand to $0 in the 2002 Period, from $80 thousand in the 2001 Period, due primarily to lower pre-tax operating income.  The 2002 Period's taxes were also lower as the Company did not provide for domestic income taxes on the undistributed earnings of its newly created Swiss subsidiary, as it considers those earnings permanently invested.

Liquidity and Capital Resources

                In the 2002 Period, operating activities generated $152 thousand of operating cash flows, compared to using $38 thousand in the 2001 Period.  The 2002 operating cash flows resulted primarily from net income of $438 thousand, adjusted for non-cash items including depreciation and amortization expenses of $95 thousand.  The increases in accounts receivable and inventory of $555 thousand and  $281 thousand, respectively, were a result of higher sales and were partially offset by increases in accounts payable of $203 thousand, accrued expenses of $146 thousand and decreases in prepaid expenses of $100 thousand.

                Net investing activities in the 2002 Period generated cash of $173 thousand, compared to $398 thousand in the 2001 Period.  The major component of the 2002 Period was the sale of the Company's South Bend facility.  The 2001 Period included cash collected of $125 thousand as repayment of a note receivable and $310 thousand from the repayment of an officer's loan, which were partially offset by purchases of capital equipment totaling $52 thousand.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

                Financing activities used $919 thousand in cash in the 2002 Period, compared to $144 thousand in the 2001 Period.  The Company repaid $900 thousand of its credit line in the 2002 Period leaving a $600 thousand balance outstanding at June 30, 2002, compared to borrowing an additional $200 thousand under the Company's line of credit in the 2001 Period.  The 2001 Period also included treasury stock purchases totaling $326 thousand.

                At June 30, 2002, the Company's current ratio (current assets divided by current liabilities) was 2.29 and its quick ratio (current assets less inventories divided by current liabilities) was 1.83. The Company's long-term debt consisted of approximately $66 thousand owed on capital leases.

                The Company's principal sources of liquidity are its cash flow from operations and its bank line of credit. In the 2002 Period, the Company was dependent on four key customers for the majority of its operating cash flows.  Sales to Motorola, Abbott Laboratories, Therasense and Lifescan, including their subsidiaries or affiliates, generated approximately 60% of the Company's revenues and represented approximately 50% of the Company's accounts receivable at June 30, 2002.  The loss of one or more of these significant customers by the Company, or their failure to pay the Company, could have a material adverse affect on the Company's liquidity.

                The Company, through a subsidiary, renewed its credit facility with its bank effective March 31, 2002 until September 30, 2002.  The credit facility provides for a maximum uncommitted line of credit totaling $2.5 million, including a $1.5 million sublimit for direct borrowings and bankers acceptances and $1.0 million sublimit for letters of credit.  The credit line is renewable at the discretion of the bank and is secured by substantially all of the Company's assets.  There are no financial ratios or other restrictive covenants associated with the credit facility.  The Company is, however, required to submit to periodic bank examinations, obtain credit insurance on certain accounts receivable and maintain performance acceptable to the bank.  Amounts drawn under the credit facility bear interest at the prime rate in effect from time-to-time plus one quarter of one percent.  There are no fees payable in respect of undrawn balances under the credit facility. This is an uncommitted line of credit and there is no guarantee the bank will grant additional cash advances under the line of credit to the Company if required, or that the Company's performance will remain satisfactory to the bank or that the bank will renew the credit facility.  Although management believes that it could obtain alternate financing in the event of a loss of its current facility, there can be no assurance that such financing could be obtained and the failure to do so could have a material adverse affect on the Company's liquidity. At June 30, 2002, the Company had $600 thousand of direct borrowings under the credit facility and did not have any commitments for outstanding letters of credit.

                The Company has entered into employment agreements with three of its executive officers and a consulting agreement with its former chairman.  These agreements expire at different times through December 31, 2004.  Such agreements provide for minimum salary levels, incentive bonuses that are payable if specified management goals are attained and other benefits. The aggregate commitment for future payments at June 30, 2002, excluding bonuses and other benefits, was approximately $1.3 million.  Under certain conditions, as defined in the agreements, the executives may terminate their respective agreements and receive a lump sum payment equivalent to their remaining base salary plus their prior year's bonus.

                Under the terms of its license agreement with Motorola, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license, as it has been amended, requires the Company to make minimum royalty payments to Motorola over three contract periods as follows:

     1.        $850,000 for the contract period July 1, 2001 to September 30, 2002,
     2.        $960,000 for the contract period October 1, 2002 to September 30, 2003, and
     3.        $1,000,000 for the contract period October 1, 2003 to September 30, 2004.

                 Motorola has not guaranteed a minimum amount of revenues the Company will receive from the sale of the licensed products, and the Company cannot guarantee that it will generate sufficient revenues to recoup the minimum royalty payments that the Company is obligated to pay to Motorola. In the 2002 Period, the Company recorded sales of approximately $1.6 million from the sale of the licensed products to third parities and recorded royalty expenses of $510 thousand.  The Company is currently engaged in negotiations with Motorola regarding certain aspects of the license agreement, including the minimum.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

royalty amounts to be paid by the Company to Motorola. To protect its rights under the license agreement consistent with its understanding of the terms thereof, while those negotiations are in progress, the Company issued a notice of termination of the agreement to Motorola on June 28, 2002 that will become effective September 30, 2002 for contract periods two and three unless this notice is rescinded.  As of June 30, 2002 the negotiations are ongoing and, if resolved to the mutual satisfaction of both parties, it is the Company's intent to rescind its termination notice or enter into a new license agreement with Motorola. Although the Company believes the negotiations will be satisfactorily concluded, there is no such guarantee.  There also can be no assurance that, if the negotiations with Motorola are not successful, and the license agreement is terminated, Motorola will continue to purchase the Company's products in transactions not subject to the license agreement.  Sales of Motorola products under the license agreement and to Motorola directly for the three and nine months ended June 30, 2002, were 36% and 43% respectively, of net sales.  The loss of Motorola as a customer will have a material adverse affect on the Company's results of operations and financial condition.

                The Company did not incur any long-term debt in the 2002 Period and at June 30, 2002 there was no long-term debt other than capital lease obligations outstanding.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of June 30, 2002:

Contractual Obligation or Commitment	Jul 02 - Jun 03	Jul 03- Jun 05	Jul 05 - Jun 07	Thereafter
Employment & Consulting Agreements	$ 782,000	$ 503,000	$ 0	$ 0
Operating Leases	255,000	329,000	223,000	0
License Agreements**	890,000	1,240,00	0	0
Totals	$1,927,000	$2,072,000	$ 223,000	$ 0

** The amounts shown as licensee agreement obligations represent the minimum amounts the Company would incur as a royalty expense under the present terms of its Motorola license agreement which, as previously disclosed herein, has been terminated effective September 30, 2002 but is presently under negotiation.

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities.

PART II.                OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

        None.

ITEM 2.                  CHANGES IN SECURITIES

        None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

        None.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 24, 2002.  The following matters were voted upon at the Annual Meeting of Shareholders:

1.        Election of a Board of Directors

	Number of Shares Voted
Name	For	Against	Abstain
Jerome E Ball.................	5,005,532	22,244	--
Bruce Galloway..............	5,005,532	22,244	--
Jeffrey Kuhr...................	5,005,532	22,244	--
Norman Ricken..............	5,005,532	22,244	--
Michael Schiffman ..........	5,005,532	22,244	--
Theodore H Schiffman.....	5,005,409	22,367	--

2.        Ratification of Ernst & Young LLP as the independent auditors and accountants for the Company for the Fiscal Year ending September 30, 2002.

	Number of Shares Voted
	For	Against	Abstain
Ratify Ernst & Young LLP as the Company's Auditor for the Fiscal Year ending September 30, 2002.	4,962,284	3,525	61,967

ITEM 5.          OTHER INFORMATION

            None.

ITEM 6.        EXHIBITS AND REPORTS

(a) Exhibits filed herewith:
            None

(b) Reports on Form 8-K

        For the three month period ended June 30, 2002 the Company filed the following current reports on Form 8-K:

The Company's Current Report filed April 26, 2002 on Form 8-K, Item 5, relating to the receipt of notification from the NASDAQ stock market of the Company's failure to maintain the minimum bid price requirement for continued listing.

The Company's Current Report filed April 16, 2002 as amended on April 25, 2002, on Form 8-K, Item 5, relating to settlement of certain disagreements with a shareholder.

The Company's Current Report filed April 4, 2002 on Form 8-K, Item 5, relating to the date of the Company's annual shareholders meeting.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FORM 10-QSB
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 26, 2002

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Jerome E. Ball
Jerome E. Ball
Chairman and Chief Executive Officer

By: /s/ Douglas W. Sabra
Douglas W. Sabra
Vice President and Chief Financial Officer

(Mr. Sabra is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the registrant.)