Form 10KSB
period 2002-09-30
FORWARD INDUSTRIES INC
filed 2002-11-27
CIK 38264

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:  For the transition period from  ____ to ____

Commission file number 0-6669

FORWARD INDUSTRIES, INC.
(Name of small business issuer in its charter)

New York	13-1950672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Green Road Suite E, Pompano Beach, FL	33064
(Address of principal executive offices)	(Zip Code

(954) 419-9544
(Issuer's Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer's revenues for its most recent fiscal year:  $16,362,708.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

Approximately $4,631,384 based on the average of the closing bid price ($0.77) and closing asked price ($0.82) as reported on the NASDAQ SmallCap Market on November 15, 2002.

As of November 15, 2002, 5,825,641 shares of the issuer's common stock, $.01 par value were outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [ X ]

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED SEPTEMBER 30, 2002
FORWARD INDUSTRIES, INC.

TABLE OF CONTENTS

PART I

Item	Page
Item 1 Description of Business......................................................................................................	3
Item 2 Description of Property.....................................................................................................	6
Item 3 Legal Proceedings.............................................................................................................	7
Item 4 Submission of Matters to a Vote of Security Holders..........................................................	7

PART II

Item 5 Market for Common Equity and Related Stockholder Matters...........................................	8
Item 6 Management's Discussion and Analysis.............................................................................	9
Item 7 Financial Statements.........................................................................................................	19
Item 8 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..	19

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act...............................................................................................	20
Item 10 Executive Compensation.................................................................................................	22
Item 11 Security Ownership of Certain Beneficial Owners and Management.................................	26
Item 12 Certain Relationships and Related Transactions................................................................	28
Item 13 Exhibits and Reports on Form 8-K..................................................................................	29
Item 14 Controls and Procedures.................................................................................................	31

Note Regarding Use of Certain Terms

            In this Annual Report on Form 10-KSB, unless the context otherwise requires, the terms "we", "our", "Company" and "Forward" refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; "common stock" refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to our wholly owned subsidiary Koszegi Industries Inc., an Indiana corporation; "you" refers to holders of our common stock that are not affiliates (as such term is defined in Rule 144(a)(1) under the Securities Act of 1933) of Forward; "Commission" refers to the United States Securities and Exchange Commission; and "Exchange Act" refers to the United States Securities Exchange Act of 1934.

Forward-Looking Statements

            Some information contained in this Annual Report on Form 10-KSB constitutes "forward-looking statements". Such information can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe" or the negatives or other variations of these terms or comparable terminology.  The statements in Item 6, the "Risk Factors" section in this Annual Report, constitute cautionary statements identifying important risks and uncertainties with respect to these forward-looking statements that could cause our actual results, performance or achievements to differ materially from those reflected in the forward-looking statements.  We also may provide projections, forecasts or estimates of future performance.  Projections, forecasts and estimates are forward-looking statements and will be based upon a number of assumptions.  Actual events are difficult to predict and may be beyond our control.  Actual events may differ materially from those assumed.  Accordingly, there can be no assurance that any estimated results, projections, forecasts or estimates can be realized or that actual returns or results will not be materially lower than those that may be estimated.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

            We design, market and distribute soft-sided carrying cases, bags and clips for consumer electronic products such as cellular telephones and medical diagnostic equipment.  Our principal customers are original equipment manufacturers of these hand held devices.

            Forward Industries, Inc. was incorporated in 1961 under the laws of the State of New York. Until 1989, our primary business was manufacturing advertising specialty and promotional products. In 1989, we acquired Koszegi Industries Inc., or "Koszegi", an Indiana Corporation that manufactured soft-sided carrying cases (see "Products").

            Following the acquisition of Koszegi, we continued to design and manufacture carrying cases at Koszegi's facility located in South Bend, Indiana, and supplemented that manufacturing capability by purchasing carrying cases from foreign suppliers located in China and, to a lesser degree, other domestic manufacturers. In May 1994, we formed Koszegi Asia Ltd., located in Hong Kong, as a wholly owned subsidiary of Forward Industries Inc., to provide us with a more robust carrying case procurement and quality control infrastructure and to further enhance our foreign sourcing capabilities. Our carrying case business progressively increased to the point where it constituted the majority of our sales and, in September 1997, we sold the assets relating to the production of advertising specialty and promotional products and ceased operating that portion of our business to focus on the carrying case business.

            Until February 1999, we manufactured our soft-sided carrying cases in our South Bend, Indiana manufacturing plant and overseas through contract-manufacturers. However, with the general increase in carrying case production occurring in the Asian market and Koszegi Asia's ability to quickly purchase quality cases in China, we determined that we no longer needed our domestic production capacity. As a result, in February 1999, we closed the manufacturing portion of the South Bend facility, thereby eliminating the related costs of domestic manufacture and transforming our Company to a carrying case, sales and marketing company. See "Product Supply."

            In July 2000, we consolidated our sales and customer service operations from South Bend, Indiana, and our executive offices from Westbury, New York, to our current executive and United States sales offices at 1801 Green Road in Pompano Beach, Florida. In April 2002, we sold the South Bend, Indiana facility.

            For the past three years we have focused on strengthening our sales and distribution network. In January 2001, we entered into a license agreement with Motorola Inc., our largest customer, to distribute our products bearing the Motorola logo throughout Europe, the Middle East and Africa (EMEA).  In May 2001, we formed Forward Innovations GmbH, a Swiss corporation, as a wholly owned subsidiary of Forward Industries, Inc. to distribute licensed products and to further develop our European business presence.  In each of our last two fiscal years, European sales have accounted for more than 50% or our sales revenues.

Products

            Custom Carrying Cases. We design and market custom soft-sided carrying cases, bags, and clips made of leather, nylon, vinyl and other synthetic fabrics (the "carrying case business") through our wholly owned subsidiaries, Koszegi and Forward Innovations GmbH or ("Innovations"), which is domiciled in Switzerland. These carrying cases and bags are used by consumers for carrying or transporting portable electronic products such as cellular telephones, medical diagnostic equipment, and other hand held devices. Our carrying cases are designed to enable these devices to be stowed in a handbag, briefcase or backpack, clipped to a belt, or carried in a pocket.

            The carrying case business accounted for all of our sales in the fiscal years ended September 30, (2003 or "Fiscal 2002" and September 30, 2001 or "Fiscal 2001"). Since the acquisition of our carrying case business in 1989, we have concentrated our marketing and development efforts on original equipment manufacturers in the communications (principally cellular telephones), medical, and testing and measurement instrumentation industries. See "Marketing and Distribution".

Marketing and Distribution

            Custom Carrying Cases. We market our custom carrying cases to original equipment manufacturers, principally in the communications, medical, and testing and measurement instrumentation industries. Such cases are manufactured to customer specifications and usually bear the customer's identifying logo imprint. The carrying cases are generally packaged and distributed with the manufacturer's products. Motorola, Inc., together with its respective international affiliates ("Motorola"), is our largest customer and sales to it accounted for approximately 27% and 50% of our sales in Fiscal 2002 and Fiscal 2001, respectively, excluding sales of Motorola products to third parties under our license agreement (which accounted for an additional 13% of our sales in Fiscal 2002). Abbott Laboratories and its UK subsidiary Medisense, accounted for approximately 12% and 13% of our sales in Fiscal 2002 and Fiscal 2001, respectively, primarily for diabetes and other medical diagnostic kit carrying cases. The loss of either of these customers would have a material adverse effect on our business and our results of operations. Presently, we have approximately 220 active customers. Our principal customers include Motorola, Abbott Laboratories, Bayer, Lifescan, Roche and Therasense.  We are seeking to further expand our customer base by entering into licensing or distribution agreements with some of our key original equipment manufacturer customers. Under certain of these arrangements we anticipate that we will offer additional products directly to the manufacturer's customers.

            During Fiscal 2002 and Fiscal 2001, over 95% of our sales were made directly by our employees. The remaining sales were made through independent sales representative organizations that received a commission averaging 5% of the net sales made by them. In Fiscal 2002 and Fiscal 2001, approximately 60% of our sales, were made to customers outside of the United States. We have recently increased our sales and marketing efforts outside the United States and expect that foreign sales will constitute the greater percentage of our business in the near term.

            Distribution of Motorola Trademarked Products. Effective January 2001, we entered into a multi-year licensing agreement with Motorola to distribute our products bearing certain Motorola trademarks throughout Europe, the Middle East and Africa, or "EMEA Region". Motorola previously sold similar products through its own sales force. Under the terms of the agreement, as amended in August 2002, we pay Motorola royalties based on specified percentages of the revenue derived from the sale of the licensed products, depending upon the terms of the sale. Subject to termination by us at the end of any applicable contract period, we have guaranteed Motorola minimum royalty payments as follows:

  $665,000 for the contract period of July 1, 2001 to September 30, 2002
  $332,000 for the contract period of October 1, 2002 to September 30, 2003
  $408,000 for the contract period of October 1, 2003 to September 30, 2004

            Sales of licensed products in Fiscal 2002 were held back by a weak global economy and, in particular, by slowing sales of cellular phone handsets, worldwide industry units sales of which declined year-over-year for the first time in 2001, according to Dataquest Inc., a unit of Gartner Inc.  Sales of licensed products in Fiscal 2001 were hampered by delays associated with the challenge of designing, manufacturing, testing, packaging, obtaining product approval, promoting, and distributing a complete new line of carrying case accessories for the Motorola phones. Because of those delays, we did not begin to recognize revenue from the sale of licensed products until late in the fourth quarter of Fiscal 2001. Sales of licensed products amounted to approximately $2.1 million and $71,000 in Fiscal 2002 and Fiscal 2001, respectively.

            Discontinuation of Computer and Waterproof "Aquapak" Cases. During Fiscal 2001, we decided to discontinue the design, marketing, and distribution of a line of notebook computer carrying cases to retailers and consumers under the Terrapin™ brand name and a line of plastic waterproof carrying cases under the manufacturer's brand name of "Aquapak". Sales of the Terrapin™ and Aquapak products did not meet our expectations despite some early success as a result of selling the products directly via the Internet. Sales of Terrapin and Aquapak products totaled approximately $32,000 and $160,000 in Fiscal 2002 and Fiscal 2001, respectively. Our marketing and distribution of the Terrapin™ and Aquapak product lines began in 1995 and 1999, respectively. We sold the last of our Terrapin™ and Aquapak inventory during Fiscal 2002.

            Credit Risk. We sell our products on credit terms customary in the industry and historically have not had significant credit problems with our customers. Three customers accounted for approximately 33% and 52% of our accounts receivable at September 30, 2002 and 2001, respectively. These customers are large, multi-national companies with good credit histories. None of these customers is in default to us, and payments are received from them on a timely basis. Any failure of such customers to pay the sums they owe to us when due would have a material adverse effect on our liquidity, business and financial condition.

Product Supply

            Manufacturing of custom carrying cases generally consists of die cutting fabrics, principally leather and vinyl, heat sealing, gluing, sewing, and decorating (affixing logos) by means of silk screening, hot-stamping, embroidering, or embossing. The principal materials used in the manufacture of our products are vinyl, nylon, leather, metal and plastic parts (such as clips, buckles, loops, and hinges and other hardware), foam padding and cardboard, all of which are obtained according to our specifications from domestic and foreign suppliers.

            In order to achieve lower production costs for our products and to enable us to increase production capacity without incurring significant capital costs for expanded facilities and equipment, we have, since 1992, utilized foreign contractors to manufacture our carrying cases to the extent practicable. Foreign contractors manufactured more than 95% of our carrying cases in Fiscal 2002 and more than 90% in Fiscal 2001. We are currently dependent on five main foreign suppliers for the purchase of our products. We purchased approximately 93% and 80% of our products from these suppliers in Fiscal 2002 and Fiscal 2001, respectively. One supplier accounted for approximately 33% and 27% of our product purchases in Fiscal 2002 and Fiscal 2001, respectively.

            We do not have written agreements with these or other suppliers, foreign or domestic, to supply us with finished product. However, we believe that there are adequate available alternative sources of supply for all of the materials used to manufacture, package and ship our products. We believe that other suppliers could provide us similar products on comparable terms. However, a change in an individual supplier could delay shipment of product resulting in a loss of sales that could affect our operating results and adversely influence our relationship with the affected customer.

            To ensure that product manufacturing by foreign contractors meets our standards, we maintain a quality control inspection facility in Hong Kong that is operated through our Koszegi Asia Ltd. subsidiary and is staffed by our employees. This facility inspects all outsourced production and, during Fiscal 1999, received ISO 9002 quality certification.

            When our inspection and quality control facility approves the carrying cases for shipment, the cases are typically shipped on ocean-going, container carrier vessels. In certain cases, at customer's request, we will ship by air freight or transfer the carrying cases to the customer in Hong Kong. Most ocean-going shipments bound for the Untied States are off-loaded at the port of Los Angeles or San Francisco, but certain customers arrange for shipments to East coast ports, such as Miami or Philadelphia. European shipments generally go via Rotterdam, Frankfurt or London.  From time to time, disruptions or delays in off-loading cargo from any of these ports as a result of disputes between labor and management, physical damage to port facilities or otherwise may delay shipments to our customers and, consequently, their payments to us. See "Risk Factors."

            Three domestic suppliers provide approximately 5% of our products. Generally, these suppliers handle small orders that are not economical to produce overseas.

            All of our custom carrying cases are manufactured to customer order and specifications. The Motorola licensed products have, to date, been manufactured for both inventory and customer order.  We ship our products to our customers by common carrier.

Competition

            The business in which we engage in is highly competitive. Some of our competitors are substantially larger than we are and have greater financial and other resources. In the production of carrying cases for original equipment manufacturers, we compete with approximately 1,500 United States and foreign producers. We believe that we sustain our competitive position through maintenance of an extensive line of products, design capability, competitive pricing policies, reliable product delivery and quality.

Employees

            At September 30, 2002, we had 40 full-time employees, of whom 4 are employed in executive capacities, 4 are employed in administrative and clerical capacities, 13 are employed in sales and sales support capacities and 19 in sourcing, quality control, and warehouse capacities. In addition, we use full-time temporary workers, of whom there were 12 such temporary workers as of September 30, 2002, primarily quality control inspectors in our Hong Kong quality control facility. The number of temporary employees varies depending on production requirements. We consider our employee relations to be satisfactory.  None of our employees is covered by a collective bargaining agreement.

Environmental Protection

            Compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any material effect upon our capital expenditures, earnings, or competitive position.

ITEM 2 - DESCRIPTION OF PROPERTY

            We lease approximately 10,000 square feet of office and warehouse space at 1801 Green Road, Pompano Beach, Florida through Koszegi Industries Inc., our wholly owned subsidiary. Under the terms of the lease, which expires in June 2007, the monthly rent is approximately $8,000 per month. We use this office space as our executive and United States sales offices.

            We lease approximately 10,000 square feet of warehouse and office space in Hong Kong, at a monthly rental of approximately $7,500 through Koszegi Asia Ltd, our wholly owned subsidiary, under a lease that expires in June 2004. We use this space as our quality control inspection facilities for products purchased from our China and Hong Kong suppliers.

            We lease approximately 2,000 square feet of office space in Cham, Switzerland, at a monthly rental of approximately $1,700 per month under a lease that expires in June 2003 through Forward Innovations GmbH, our wholly owned Swiss subsidiary. We use this facility as our European sales and administrative office.

            Prior to July 2000, we leased offices at 400 Post Avenue, Westbury, New York, which served as our executive offices.  In addition, we carried out the majority of our sales and support functions at a facility located at 713 Scott Street in South Bend, Indiana, or "the Scott Street Property," which we purchased in 1997.  In July 2000, we consolidated the executive office, and sales and support functions at our facility at 1801 Green Road, Suite E, in Pompano Beach, Florida.  As a result of the consolidation, the Westbury, New York lease was terminated in June 2000 and the Scott Street Property was sold in April 2002.

ITEM 3 - LEGAL PROCEEDINGS

            In October of 2001, we initiated an action against Royal Industries Inc., ("Royal"), in the Supreme Court of the State of New York, Kings County, asserting causes of action for conversion and unjust enrichment. We allege that, without our consent or authority, and with full knowledge of our rights under a security agreement, Royal wrongfully took possession of certain assets in which we had a properly perfected security interest. We are seeking compensatory damages of $1 million. Royal has filed a counterclaim against us alleging abuse of process and harassment and is seeking an award of punitive damages in the amount of $1 million. Discovery is in the preliminary stage, but we believe that Royal's counterclaim is without merit and we intend to vigorously defend ourselves against these allegations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of our shareholders in the last three months of our fiscal year ended September 30, 2002.  We anticipate that the annual meeting of shareholders for Fiscal 2002 will be held in April 2003.

PART II

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            Market for common stock. The principal market for our common stock is the NASDAQ SmallCap Market. Our common stock is traded under the symbol "FORD". The following table sets forth the high and low closing bid quotations for our common stock on the NASDAQ SmallCap Market for the fiscal quarters set forth below. These represent prices between dealers, exclusive of retail markup, markdown or commission and do not necessarily represent actual transactions.

	Bid Price Information for Common Stock*
	Fiscal 2002		Fiscal 2001
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$ 1.10	$ 0.80	$ 1.38	$ 0.81
Second Quarter	1.10	0.88	1.63	1.00
Third Quarter	0.90	0.72	1.24	0.91
Fourth Quarter	0.88	0.67	1.00	0.66

_______________________________
*High and low bid price information as furnished by The Nasdaq Stock Market Inc. based on the 4:00PM daily close.

            On November 15, 2002, the closing bid quotation for our common stock was $0.77 per share.

            On October 22, 2002, Nasdaq advised us that the common stock did not meet the requirements for continued listing on the Nasdaq SmallCap Market under the Nasdaq Marketplace Rules and that, effective November 1, 2002, our common stock would be delisted for failing to maintain a minimum bid price of $1.00 in accordance with Marketplace Rule 4310(c)(4). We have requested a hearing to review Nasdaq's determination, and a hearing has been scheduled for December 5, 2002. Our common stock will continue to be traded on the Nasdaq SmallCap Market pending the outcome of the hearing. There can be no assurance that the hearing will result in reversing Nasdaq's delisting determination or that the common stock will continue to be traded on the NASDAQ SmallCap Market. If Nasdaq rejects our submission and our common stock ceases to be traded on the Nasdaq SmallCap Market, we intend to apply to have our common stock quoted on the Over-The-Counter-Bulletin-Board (OTCBB) electronic quotation system or another quotation system or exchange on which the common stock would qualify.  See "Risk Factors."

            Holders of common stock. On October 21, 2002, there were approximately 125 holders of record of our common stock, excluding approximately 1,050 beneficial holders whose stock is held in street name.

            Dividends. We have not paid any cash dividends on our common stock since 1987 and do not plan to pay cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

            Recent sales of unregistered securities. During Fiscal 2002, we did not issue and sell any shares of common stock, or securities exercisable for or exchangeable into common stock or any other securities, that were not registered under the Securities Act of 1933.

            Securities authorized for issuance under equity compensation plans. For information relating to this topic, see Item 11 of this Annual Report.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this Annual Report as Item 7.  This Annual Report on Form 10-KSB contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution you that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including those set forth under the caption "Risk Factors."

Critical Accounting Policies and Estimates

            Management's discussion and analysis of our financial condition and results of operations are based upon the our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

Accounts Receivable

            We provide an allowance for doubtful accounts for all individual receivables judged by us to be unlikely for collection. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount we believe will be collected.  Significant management judgments and estimates must be made and used in connection with establishing this valuation account. We record an allowance for doubtful accounts based on a combination of factors in making this judgment. Specifically, we analyze the age of receivable balances, our historical bad debts write-off experience, and our customer's creditworthiness to determine the appropriate allowance for doubtful accounts. At September 30, 2002, our allowance for doubtful accounts was $39,100, down from $86,500 at September 30, 2001, due primarily to one large receivable comprising the account in Fiscal 2001 that was written off as uncollectible in Fiscal 2002.  Increases to this account are reflected in the general and administrative expense line of our statement of operations and amounted to $23,000 and $49,900 in Fiscal 2002 and Fiscal 2001, respectively. Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions or customer circumstances could have a material effect on the reserve balance required.

Inventory Valuation

            We use certain estimates and judgments to value our inventory. Our inventory is recorded at the lower of cost or market. The majority of our inventory is comprised of finished goods that are custom made based on firm orders from our customers.  We do, however, periodically produce inventory in anticipation of orders from our customers when it is economically advantageous to do so. We also hold inventory in support of our license agreement with Motorola for which we do not have orders. Each quarter, we evaluate our ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. We establish an allowance for inventory that is considered obsolete or slow moving and physically dispose of inventory once its marketability has been determined to be zero. Inventory allowances were $87,700 at September 30, 2002, which is less than the $150,000 at September 30, 2001. The cost of obsolete inventory is included in cost of goods sold on our statement of operations and was $78,100 and $104,500 in Fiscal 2002 and Fiscal 2001, respectively.

            Because the majority of our inventory is custom made to customer specifications, if a customer elects not to accept the inventory or defaults on a commitment to purchase the inventory, additional inventory write-downs or reserves may be required and would be reflected in cost of goods sold in the period the revision is made. Historically, actual results have not deviated significantly from those previously estimated by us.

Deferred Income Taxes

            In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Prior to valuation allowances, we had approximately $1.66 million and $2.06 million of deferred tax assets at September 30, 2002 and September 30, 2001, respectively. The majority of our tax assets relate to our prior years' tax losses, and our ability to use those tax assets is determined by our ability to generate future taxable income.

            Management evaluates our deferred tax assets on a quarterly basis and assesses the need for valuation allowances. Our deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income, and the impact of our tax planning strategies. We record a valuation allowance to reduce deferred tax assets when it is determined, on a more likely than not basis, that we will not be able to use all or part of our deferred tax assets. During the fourth quarter of Fiscal 2002, as part of our periodic evaluation of the need for valuation allowance against our deferred tax assets, we determined that the future realization of a portion of our tax asset was more likely than not.  At September 30, 2002, we estimated this portion to be $180,000 and that a valuation allowance of approximately $1.48 million was appropriate.  This estimate differs from September 30, 2001, when we estimated that, on a more likely than not basis, that we would not be able to use any of our deferred tax assets and established a full valuation allowance of $2.06 million.

            In the event it is determined that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to record an increase in the deferred tax asset valuation allowance would be charged to income in the period such determination would be made. Conversely, if we determine that we will be able to realize more of our net deferred tax assets, then the adjustment to reduce the valuation allowance would reduce our tax expense and increase our after-tax income. Changes in our deferred tax assets are reflected in the tax expense (benefit) line of our consolidated statements of operations.

Results of Operations, Fiscal 2002 Compared with Fiscal 2001

            The following discussion and analysis compares the results of operations for the fiscal years ended September 30, 2002 ("Fiscal 2002"), 2001 ("Fiscal 2001") and 2000 ("Fiscal 2000"). Fiscal 2000 results were restated to include $201,100 of additional non-cash, stock-based compensation.

Net Income

            Our net income increased by approximately $2.8 million to $856,000 in Fiscal 2002 from a net loss of approximately $2.0 million in Fiscal 2001.  Basic and diluted earnings per share increased from a loss of $.33 in Fiscal 2001 to income of $.15 in Fiscal 2002.  The improvement in net income in Fiscal 2002 was due to an increase in operating income of approximately $1.1 million, a reduction in other expense of approximately $231,000 and a swing to a tax benefit in Fiscal 2002 of $180,000 compared to a provision for income taxes of $1.3 million in Fiscal 2001, as described below.

Revenues

            Consolidated net sales increased approximately $3.2 million or 24% to $16.4 million in Fiscal 2002 from $13.2 million in Fiscal 2001.  The sales increase was due primarily to increased demand for our line of diabetic monitoring equipment carrying cases.  We sell these cases to manufacturers of diabetic monitoring and testing equipment such as Abbott Laboratories, Bayer, Lifescan, Roche, and Therasense, who include our cases as an accessory item with their diabetic test equipment.  In Fiscal 2002, sales to these, and other medical customers, amounted to approximately $7.2 million compared to $4.4 million in Fiscal 2001.  Sales of our cell phone accessory products also increased, to approximately $7.5 million in Fiscal 2002 compared to $6.3 million in Fiscal 2001. These sales included approximately $2.1 million generated by sales of licensed Motorola products to third parties in Fiscal 2002 compared to $70,000 in Fiscal 2001.

Income from Operations

            Income from operations before income taxes increased by approximately $1.1 million to income of $704,400 in Fiscal 2002 from a loss of $374,800 in Fiscal 2001 as more fully described below.

Gross profit increased approximately $1.5 million, or 36%, to $5.6 million in Fiscal 2002 from $4.1 million in Fiscal 2001 as a result of the higher sales volume and improved gross profit percentage. The gross profit percentage improved to approximately 34% in Fiscal 2002 from 31% in Fiscal 2001. The improved gross profit percentage is attributed to a number of initiatives we took, including using more economical shipping methods, and obtaining reduced duty classifications for certain of our goods (including rulings received by the Company that resulted in refunds of duties previously paid totaling approximately $270,000, including approximately $161,000from duties paid in Fiscal 2001 and Fiscal 2000), and higher gross profit received from the sale of licensed products. Importantly, the relatively high fixed costs of operating our Hong Kong inspection facility has been charged to costs of goods sold as incurred and the significantly higher sales volume in Fiscal 2002 compared to Fiscal 2001, has resulted in a lower cost as a percentage of sales.

            Selling expenses increased by approximately $339,000, or 14%, to $2.8 million in Fiscal 2002 from $2.4 million in Fiscal 2001. The increase in selling expenses is due primarily to Motorola royalties of $495,000 in Fiscal 2002 compared to $170,000 in Fiscal 2001. Despite the higher selling expenses, the ratio of selling expenses to net sales decreased to 17% in Fiscal 2002 from 18% in Fiscal 2001 due to the higher sales volume in Fiscal 2002.

            General and administrative expenses increased by approximately$79,000, or 4%, in Fiscal 2002 to $2.2 million from $2.1 million in Fiscal 2000. The slight increase is due primarily to higher personnel and professional fees. The ratio of general and administrative expenses to net sales decreased to 13% in Fiscal 2002 from 16% in Fiscal 2001 due to our higher sales volume in Fiscal 2002.

Other Income (Expense)

            Interest expense increased by $22,300 to $52,400 in Fiscal 2002 from $30,200 in Fiscal 2001 due to higher average borrowings under our credit line. Interest income declined by $37,100 to $17,100 in Fiscal 2002 from $54,100 in Fiscal 2001 due to lower average cash balances and lower earnings on our cash balances.   Interest income from officer loans was $5,200 in Fiscal 2002 compared to $17,800 in Fiscal 2001, due to lower average borrowings. Other income (expense), net improved by $290,700 to income of $6,600 in Fiscal 2002 compared to expense of $284,100 in Fiscal 2001. Fiscal 2001 included the write-off of approximately $244,400 relating to the bankruptcy of a contractor who had previously purchased machinery from us in exchange for a note and losses on the disposal of equipment no longer used in by us in our operations of approximately $43,700, netted against miscellaneous other income of $4,100. The Fiscal 2002 amount includes recovery of debt previously written off of approximately $27,200, netted against a loss on the disposal of equipment of $21,000.

Income Taxes

            In Fiscal 2002 our tax benefit was $180,000 compared to a tax expense of $1.34 million in Fiscal 2001.  In Fiscal 2001 we increased our deferred tax valuation allowance by approximately $1.40 million to fully reserve for the balance of our $2.06 million deferred tax asset.  The increase in the valuation allowance resulted in a net tax expense of $1.34 million.  At September 30, 2002, our deferred tax assets decreased to $1.66 million due to the reversal of certain temporary differences and our taxable income. The primary component of our deferred tax assets is our federal tax net operating loss (NOL) carryforward in the United States. FASB Statement No. 109, Accounting for Income Taxes, requires that the we reduce our tax asset by recording a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." Based upon both positive and negative evidence considered by us, we determined that a valuation allowance of $1.48 million was necessary at September 30, 2002, resulting in net deferred tax assets and a tax benefit of $180,000 for the year ended September 30, 2002. We will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may adjust the allowance in future periods to reduce tax expense as the benefit of the asset becomes more certain.

Results of Operations, Fiscal 2001 Compared with Fiscal 2000

Net Loss

            Our net loss increased by approximately $1.7 million to $1.98 million in Fiscal 2001 from a net loss of approximately $279,000 in Fiscal 2000.  Basic and diluted loss per share increased from a loss of $.05 in Fiscal 2000 to a loss of $.33 in Fiscal 2001.  Substantially all of the increase in the net loss was attributed to a non-cash charge of approximately $1.4 million taken by us in Fiscal 2001 to fully reserve for our deferred tax assets and the write-off of a non-trade receivable of approximately $220,000 from the sale of assets that occurred in 1998.

Revenues

            Fiscal 2001 sales declined by approximately $1.2 million, or 9%, to $13.2 million as compared to $14.4 million in Fiscal 2000.  Sales in the U.S. market declined approximately $1 million, or 16%, from $6.5 million to $5.5 million.  The reduction in U.S. revenue was primarily a result of lower sales volume to our second largest customer, Abbott Laboratories.

            European sales were $7.6 million in both Fiscal 2001 and Fiscal 2000.  In Fiscal 2001, we increased our investment in the European region and established a permanent sales and customer service office.  This investment allowed us to maintain our historical sales levels despite the sluggish European economy.  The investment also enabled us to further diversify our customer base and capitalize on our Motorola license agreement.

Loss from Operations

            Consolidated losses from operations before taxes increased by $135,600 to a loss of $374,800 in Fiscal 2001 from a loss of $239,200 in Fiscal 2000, as more fully described below.

            Gross profit decreased $341,200 as a result of the lower sales volume to approximately $4.13 million in Fiscal 2001 from $4.47 million in Fiscal 2000. The gross profit percent was approximately 31% for both periods.

            Selling expenses increased by approximately $554,700, or 30%, to $2.42 million in Fiscal 2001 from $1.87 million in the Fiscal 2000. The ratio of selling expenses to net sales increased to 18% in Fiscal 2001 from 13% in the Fiscal 2000 due to lower sales and the expansion of our efforts in the EMEA region primarily relating to the formation and start-up of our Innovations subsidiary. In Fiscal 2001, we recorded $170,000 of royalty fees as a selling expense associated with our Motorola license agreement. The majority of the remaining increase was attributed to higher sales salaries of approximately $330,000 as we focused more of our resources on our sales and marketing efforts.

            General and administrative expenses decreased by approximately $509,200, or 20%, in Fiscal 2001 to $2.09 million from $2.60 million in Fiscal 2000. The decline was attributable to the absence of stock-based compensation expense recorded in Fiscal 2000, in the amount of approximately $370,000.  No such expense was recorded in Fiscal 2001. The ratio of general and administrative expenses to net sales decreased to 16% in Fiscal 2001 from 18% in Fiscal 2000. Personnel expenses were lower by approximately $310,000 as a result of our move to Florida and the reassignment of personnel to sales duties in Fiscal 2001.  Those savings were partially offset by approximately $116,000 of professional fees associated with establishing a European subsidiary.

            In Fiscal 2000, we incurred expenses of approximately $251,100 associated with the closing of the South Bend, Indiana and Westbury, New York offices. No such costs were incurred in 2001.

Other Income (Expense)

            Net interest expense resulted in other income of approximately $24,000 compared to a net expense of $7,500 in Fiscal 2001 and Fiscal 2000, respectively. The change is a result of higher average cash balances and lower average borrowings under our line of credit.  Other expenses of $284,100 in Fiscal 2001 were primarily attributable to the write-off of approximately $244,400 relating to the bankruptcy of a contractor who had previously purchased machinery from us in exchange for a note.  We also realized losses on the disposal of equipment no longer used in operations of approximately $43,700 in Fiscal 2001.

Income Taxes

            In Fiscal 2001 we increased our deferred tax valuation allowance by approximately $1.4 million to fully reserve for the balance of our $2.0 million deferred tax asset. The increase in the valuation allowance resulted in a net tax expense of $1.34 million compared to a tax expense of $54,000 in Fiscal 2000. The primary component of our deferred tax assets is our federal tax net operating loss (NOL) carryforward in the United States. FASB Statement No. 109, Accounting for Income Taxes, requires that we reduce our tax asset by recording a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." We were not profitable in Fiscal 2001 or Fiscal 2000. In light of then current economic conditions in the United States and based upon both positive and negative evidence considered by us, we elected to fully reserve for the asset.

Liquidity and Capital Resources

            During Fiscal 2002 we generated operating cash flows of approximately $1.11 million related primarily to net income of approximately $855,600, adjusted for non-cash items including depreciation of $128,100, net changes in working capital items and a deferred tax benefit of $180,000. Our investing activities generated approximately $250,000 of cash flow in Fiscal 2002 including $158,500 from the sale of our South Bend Facility and collection of officer notes and loans totaling $103,900, offset by the purchase of property plant and equipment of $12,100. In Fiscal 2002 our financing activities used approximately $1.53 million including $1.50 million for payments on our line of credit and $26,000 of principal payments on our capital leases.

            During Fiscal 2001, the Company used operating cash flows of $627,600 related primarily to net loss of approximately $1.98 million, adjusted for non-cash items including depreciation and amortization expenses of $132,900, provisions for notes receivable of $184,500, a deferred tax provision of $1.34 million and net changes in working capital items. Additionally, the Company experienced an aggregate decrease in cash flow from operating assets and liabilities of $362,000. Cash provided by investing activities of $373,000 for Fiscal 2001 related primarily to proceeds from the settlement of notes receivable, offset by net expenditures of $66,700 for the purchase of property, plant and equipment. Cash provided by financing activities of $799,500 related primarily to proceeds from the Company's credit facilities, offset partially by expenditures of $326,200 for repurchases of our common stock.

            We renewed our credit facility with a bank effective September 30, 2002 until September 30, 2003. The credit facility provides for a maximum uncommitted line of credit totaling $1.5 million, including a $1.0 million sublimit for direct borrowings and bankers acceptances and a $500,000 sublimit for letters of credit.  The credit line is renewable at the discretion of the bank and is secured by a portion of our assets. There are no financial ratios or other restrictive covenants associated with the credit facility. We are, however, required to have a consecutive 30-day period during the term of the credit facility with zero borrowings, submit to periodic bank examinations and maintain performance acceptable to the bank.  Amounts borrowed under the credit facility bear interest at the bank's prime rate in effect from time-to-time plus one half of one percent. There are no fees payable in respect of undrawn balances under the credit facility. This is an uncommitted line of credit and there is no guarantee the bank will grant additional cash advances under the line of credit to us if required, or that our performance will remain satisfactory to the bank, or that the bank will renew the credit facility. Although we believe that we could obtain alternate financing in the event of a loss of our current facility, there can be no assurance that such financing could be obtained and the failure to do so could have a material adverse affect on our liquidity and financial condition. At September 30, 2002, we had no borrowings under the credit facility and no commitments for letters of credit.

            We did not incur any long-term debt in Fiscal 2002 and at September 30, 2002, we had no long-term debt. In addition, all installment notes and capital lease payments due were made on a timely basis.

            Our primary sources of liquidity are our operating cash flow and our bank credit facility. The primary demands on our working capital are: our accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders and we order from our suppliers; and our commitments under our license agreement with Motorola. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. However, it is possible that if one of our significant original equipment manufacturer customers placed an unusually large order with us at a time when our credit facility could not accommodate the increased demands on our working capital, we might have to seek additional sources of liquidity. Although there can be no assurance, we believe that, under such circumstances, we could obtain an increase in our credit facility or obtain necessary funds under an additional facility.

            On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately seven percent. As of September 30, 2002, we have not made any repurchases under that authorization.

            We have licensed the use of certain trademarks of Motorola, which permits us to sell carrying cases bearing those marks throughout the EMEA Region. Under the terms of the license agreement, effective January 1, 2001, we are required to pay Motorola a royalty based upon specified percentages of our net sales to third parties of licensed products within the EMEA Region. The license, as it has been amended, requires us to make minimum royalty payments to Motorola over three contract periods as follows:

  $665,000 for the contract period of July 1, 2001 to September 30, 2002

  $332,000 for the contract period of October 1, 2002 to September 30, 2003

  $408,000 for the contract period of October 1, 2003 to September 30, 2004

            If we elect to terminate the license before September 30, 2004, we would be required to pay the royalty due for the contract period in effect at the date of cancellation. Motorola has not guaranteed us a minimum amount of revenues we will receive from the sale of the licensed products and we cannot guarantee that we will generate sufficient revenues to recoup the minimum royalty payments that we are obligated to pay to Motorola. The failure to generate such revenues could have a material adverse effect on our results of operations.

            We have entered into employment agreements with three of our executive officers and a consulting agreement with our former chairman. These agreements expire at different times through December 31, 2004.  Such agreements provide for minimum salary levels, incentive bonuses that are payable if specified management goals are attained, and other benefits. The aggregate commitment for future payments at September 30, 2002, excluding bonuses and other benefits, was approximately $900,000. Under certain conditions, as defined in the agreements, any or all of such executives may terminate their respective agreements and receive a lump sum payment equivalent to their base salary plus their prior year's bonus.

            On October 22, 2002, Nasdaq advised us that our common stock did not meet the requirements for continued listing on the Nasdaq SmallCap Market under the Nasdaq Marketplace Rules and that, effective November 1, 2002, our common stock would be delisted for failing to maintain a minimum bid price of $1.00 in accordance with Marketplace Rule 4310(c)(4). We have requested a hearing to review Nasdaq's determination, and a hearing has been scheduled for December 5, 2002. Our common stock will continue to be traded on the Nasdaq SmallCap Market pending the outcome of the hearing. There can be no assurance that the hearing will result in reversing Nasdaq's delisting determination or that the common stock will continue to be traded on the NASDAQ SmallCap Market. If Nasdaq rejects our submission and our common stock ceases to be traded on the Nasdaq SmallCap Market, we intend to have our common stock quoted on the Over-The-Counter-Bulletin-Board (OTCBB) electronic quotation system or another quotation system or exchange on which the common stock would qualify. See "Risk Factors-If our common stock is de-listed from the Nasdaq SmallCap market, the existing market prices for and liquidity of our common stock may be reduced."

Contractual Obligations and Commercial Commitments

            We have entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability on our balance sheet. The following is a summary table of such contractual cash obligations as of September 30, 2002:

Contractual Obligations and Commercial Commitments

Contractual Obligation or Commitment	October 2002 - September 2003	October 2003 -September 2005	October 2003 - September 2005	Thereafter
Employment & consulting Agreements	$ 662,000	$ 238,000	$ 0	$ 0
Operating leases	256,000	441,000	85,000	0
License agreements	332,000	408,000	0	0
Totals	$1,250,000	$1,087,000	$ 85,000	$ 0

The amounts shown as license agreement obligations represent the minimum amounts we would incur in royalty expense under the terms of our Motorola license agreement.

We have not guaranteed the debt of any unconsolidated entity and we do not engage in derivative transactions or maintain any off-balance sheet special purpose entities.

Risk Factors

Cautionary Statements Regarding Forward-Looking Statements

            Some information contained in this Annual Report on Form 10-KSB constitutes "forward-looking statements". Such information can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", "estimate", "intend",  "continue", or "believe" or the negatives or other variations of these terms or comparable terminology. The statements in the "Risk Factors" section in this Annual Report constitute cautionary statements identifying important risks and uncertainties with respect to these forward-looking statements that could cause our actual results, performance or achievements to differ materially from those reflected in the forward-looking statements. We also may provide projections, forecasts or estimates of future performance. Projections, forecasts and estimates are forward-looking statements and will be based upon a number of assumptions. Actual events are difficult to predict and may be beyond our control. Actual events may differ materially from those assumed. Accordingly, there can be no assurance that any estimated results, projections, forecasts or estimates can be realized or that actual returns or results will not be materially lower than those that may be estimated.

A significant percentage of our revenues is derived from two significant customers, the loss of either of which would materially adversely affect our results

            We have certain key customers that account for a significant percentage of our business.  In Fiscal 2002, Motorola, together with its international affiliates, accounted for approximately 40% of our sales including $4.4 million of sales directly to Motorola and $2.1 million of sales from Motorola products to nearly 80 distributors under our license agreement.  Abbott Laboratories, including its foreign subsidiary Medisense UK, accounted for approximately 12% of our sales, or $2 million, in Fiscal 2002. The loss of either of these customers (whether as a result of such customers purchasing their requirements from another manufacturer, deciding to manufacture their own carrying cases or eliminating the inclusion of our carrying cases with their products) would have a material adverse effect on our financial condition and results of operations on the Company.

At any time, a significant percentage of our accounts receivable risk may be concentrated in a small number of customers

            Three customers accounted for approximately 52% of our accounts receivable at September 30, 2002. The failure to receive or collect such amounts when, and as, due could have a material adverse effect on our financial condition and results of operations.

Under our license agreement with Motorola we are obligated to pay substantial minimum royalties but are not guaranteed minimum sales

            Under the terms of our licensing agreement with Motorola, we have committed to pay Motorola minimum royalties for the sale of Motorola trademarked products. Motorola has not guaranteed to us a minimum amount of revenues from the sale of those trademarked products. There can be no assurance that we will generate sufficient revenues to recoup the minimum royalty payments that we are obligated to pay to Motorola. The failure to do so could have a material adverse affect on our results of operations.

Our dependence on foreign manufacturers involves product cost, pricing, availability, quality control and delivery risks

            Substantially all of our products are manufactured by Chinese manufacturers in China. We do not have any written agreements with any of such suppliers to continue to supply us with finished product. Our supply arrangements with these manufacturers are subject to various political, economic, and other risks and uncertainties. Among other risks, our supply arrangements with these manufacturers are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Our reliance on foreign suppliers, manufacturers and other contractors involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity and potential misappropriations of our designs.

            Furthermore, since the vast majority of our carrying cases are sourced from abroad, the carrying cases we distribute and sell must be brought to our customers' markets. To the extent that there are disruptions or delays in off-loading cargo at ports of destination as a result of labor management disputes, physical damage to port facilities due to terrorist incidents or otherwise, or for other reasons, product shipments will be delayed to our customer and payments to us may be delayed or cancelled. During the first quarter of Fiscal 2003, a labor-management dispute had the effect of closing all United States ports on the West Coast, causing delays in, and in some cases, cancellation of, shipments on the part of numerous parties.  This dispute has not been finally resolved, and a continuation thereof, or other causes of delays in the importation, offloading or movement of our carrying cases could result in increased expenses, as we try to avoid such delays, delayed shipments or cancelled orders, or all of the above. Depending on the severity of such consequences, this may have an adverse effect on our financial condition and results of operations.

Our carrying case business is highly competitive and does not pose significant barriers to entry

            There is intense competition in the sale of carrying cases.  Since no significant proprietary technology is involved in the production of products similar to our products, others may enter the business with relative ease to compete against us.

Our business could suffer if the services of any of the key personnel we rely on were lost to us

            We are highly dependent on the efforts and services of Jerome E. Ball, Chairman and Chief Executive Officer, and Michael Schiffman, President.  We have an employment agreement with Jerome E. Ball that expires December 31, 2002, which is renewable for two years at Mr. Ball's option, provided he is in compliance with the contract at that time. We have an employment agreement with Michael Schiffman that expires December 31, 2003. Our business could be materially and adversely affected if we lost the services of either of these individuals.  We do not have key person life insurance as to these individuals.

We do not pay dividends on our common stock

            We have not paid any cash dividends since 1987.  The payment in the future of cash dividends by us, if any, will depend upon our results of operations, our short-term and long-term cash availability, our working capital, working capital needs and other factors, as determined by our Board of Directors.  We do not anticipate that cash dividends will be paid in the foreseeable future.  The absence of dividend payments on a common stock might make such stock susceptible to greater market price swings.

Because of the control by insiders of a significant percentage of our common stock, your ability to influence actions taken by us may be limited

            As of November 15, 2002, our executive officers and members of our Board of Directors, directly or indirectly, beneficially owned 2,223,047 shares of common stock, including 1,220,000 stock options vesting within 60 days, aggregating approximately 32% of our issued and outstanding common stock.  By virtue of their ownership of such common stock, such executive officers and directors or their affiliates may, collectively, be deemed to control Forward through the exercise of sufficient voting power to effectively control (or, at least, exercise a significant influence upon) the election of our Board, direct the appointment of our officers and, in general, significantly influence the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and to prevent or cause a change in the control of Forward.

Outstanding options and warrants to purchase our common stock may complicate our ability to arrange financing and could, if exercised, dilute your holdings

            As of November 15, 2002, 2,324,625 shares of common stock (equal to an additional 40% of the number of shares of common stock outstanding) are issuable upon the exercise or conversion of options and warrants at prices ranging from $1.10 to $3.38 per share to one or more of our executive officers, directors and employees. In November 1996, our Board adopted, and in August 1997, our shareholders approved, our 1996 Stock Incentive Plan, or the "Plan", pursuant to which up to 4,000,000 shares of common stock may be issued to our officers and employees upon the exercise of incentive stock options and nonqualified stock options. Under the plan, options (including vested and non-vested options) to purchase up to 2,324,625 shares of common stock, as set forth in the figure above, have been granted under the Plan as of November 15, 2002.  These options have expiration dates ranging from September 1, 2004 to January 31, 2011. The terms on which we may obtain additional financing during the respective terms of these stock options and warrants may be adversely affected by their existence. The holders of such stock options and warrants may exercise such securities at a time when we might otherwise be able to obtain additional capital through a new offering of securities or other form of financing on terms more favorable than those provided by such stock options and warrants.  The exercise of such options or warrants at the exercise prices disclosed above might result in dilution of your holdings if you purchased our common stock at prices higher than the exercise prices set forth above.

We have in place anti‑takeover measures that may prevent a hostile or unwanted effort to acquire Forward

            Our Board of Directors is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. Our Board of Directors has the authority, without shareholder approval, to issue preferred stock in one or more series and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Our ability to issue the authorized but unissued shares of preferred stock could be used to impede takeovers of our company.  Under certain circumstance, the issuance of the preferred stock would make it more difficult for a third party to gain control of Forward, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of our common stock. Such provisions may discourage attempts to acquire Forward.

Low‑priced stocks such as our common stock may be subject to additional investment risks

            The Securities and Exchange Commission, or the "Commission," has adopted regulations that define a "penny stock" as any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Unless exempt, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Additionally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing penny stock restrictions will not apply to our common stock as long as it continues to be listed on the Nasdaq SmallCap Market, as to which there can be no assurance, and has certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. In any event, even if our common stock were exempt from such restrictions, they would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, which gives the Commission the authority to prohibit any person engaged in unlawful conduct while participating in a distribution of penny stock from associating with a broker-dealer or participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest. If our common stock were to be removed from listing on the Nasdaq SmallCap Market or otherwise become subject to the existing rules on penny stocks, the market liquidity for our common stock could be materially and adversely affected.

If our common stock is de-listed from the Nasdaq SmallCap Market, the existing market prices for and liquidity of our common stock may be reduced

            The National Association of Securities Dealers' listing requirements require, among other things, that all issuers of securities listed on the Nasdaq SmallCap Market maintain a continued minimum bid price per share of such securities of $1.00. On October 22, 2002, Nasdaq advised us that our common stock did not meet the requirements for continued listing on the Nasdaq SmallCap Market under the Nasdaq Marketplace Rules and that, effective November 1, 2002, our stock would be delisted for failing to maintain a minimum bid price of $1.00 in accordance with Marketplace Rule 4310(c)(4). We have requested a hearing to review Nasdaq's determination, and a hearing has been scheduled for December 5, 2002.  Our common stock will continue to be traded on the Nasdaq SmallCap Market pending the outcome of the hearing. There can be no assurance that the hearing will result in reversing Nasdaq's delisting determination or that the common stock will continue to be traded on the NASDAQ SmallCap Market. If Nasdaq rejects our submission and our common stock ceases to be traded on the Nasdaq SmallCap Market, we intend to have our common stock quoted on the Over-The-Counter-Bulletin-Board (OTCBB) electronic quotation system or another quotation system or exchange on which the common stock would qualify. The delisting of our common stock from the Nasdaq SmallCap Market may have a material adverse effect on the market value of the common stock and on our ability to obtain additional financing.

Future sales of our common stock may depress market prices

            Of the 5,825,641 shares of common stock outstanding as of November 15, 2002, approximately 26% of such shares are "restricted stock" as that term is defined under Rule 144 promulgated under the Securities Act of 1933 and under certain circumstances may be sold without registration pursuant to such rule. We are unable to predict the effect, if any, that sales made under Rule 144, or otherwise, may have on the then prevailing market price of our common stock; although any future sales of substantial amounts of securities pursuant to Rule 144 could adversely affect prevailing market prices.

ITEM 7 - FINANCIAL STATEMENTS

            The financial statements and notes thereto can be found beginning with the "Index to Financial Statements," following Part III of this Annual Report on Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING
AND FINANCIAL DISCLOSURE

            On May 1, 2001, we engaged Ernst & Young LLP as our independent accountants for the year ended September 30, 2001 and dismissed our former independent accountants, Patrusky Mintz & Semel.  None of the reports of our former accountants or our current accountants in respect of our financial statements for Fiscal 2002 or Fiscal 2001 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles. Our Audit Committee recommended the change of accountants and our Board of Directors unanimously approved the change. The Board's decision to appoint Ernst &Young LLP was subsequently ratified and approved by our shareholders at the annual meeting for the fiscal year ended September 30, 2000.

            During our two most recent fiscal years and to the date hereof, there have been no disagreements between us and our former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Our directors and executive officers as of November 15, 2002 are as follows:

Name	Age	Position with the Company	Held Office Since
Jerome E. Ball	67	Chief Executive Officer and Chairman of the Board and member of the audit committee	1998
Theodore Schiffman	69	Director and Chairman Emeritus	1961
Michael Schiffman	37	President, Chief Operating Officer and Director	1998
Norman Ricken	66	Director and Chairman of the Audit and Compensation Committees	2000
Jeffrey Kuhr	43	Director and member of the Audit and Compensation Committees	2002
Bruce Galloway	45	Director and member of the Audit and Compensation Committees	2002
Lawrence Mannes	66	Executive Vice President	2000
Douglas W. Sabra	43	Vice President and Chief Financial Officer	2000
Steven Schiffman	34	Secretary	1996

Each of our directors was elected for a one-year term at our most recent annual meeting, held on May 24, 2002, in respect of the fiscal year ended September 30, 2001.

            JEROME E. BALL became Chief Executive Officer and Vice Chairman of the Board effective October 1998 and became Chairman of the Board in April 1999 upon the resignation of Theodore Schiffman.  Before joining Forward, from 1996 until October 1998 Mr. Ball served as Chairman and Chief Executive Officer of George Arzt Communications, a full service public relations firm.  Prior to that, Mr. Ball had been president of Balson-Hercules Group, a textile manufacturing company, which was sold to a Canadian Stock Exchange listed company, Consoltex Group, Inc., Ltd., where he served until 1996.

            THEODORE SCHIFFMAN, who was a co-founder of Forward in 1961, served for over 30 years as our Chief Executive until October 1998 and our Chairman until April 1999. Since that time he has been a Director and Chairman Emeritus and serves as a consultant to Forward. He is the father of Michael Schiffman and Steven Schiffman.

            MICHAEL SCHIFFMAN has been employed by Forward in various capacities since 1985 and became a director in April 1992.  Mr. Schiffman was employed as a salesman for Forward's advertising specialties products in 1985.  He became marketing manager for such products in 1987 and, following the acquisition of the custom carrying case business in 1989, was appointed General Manager of that division.  From 1995 through June 1998, Mr. Schiffman was assigned to the our Hong Kong operation.  Executive Vice-President of Forward from 1992 to 1998, Mr. Schiffman was appointed President and Chief Operating Officer of Forward in June 1998.  Michael Schiffman is the son of Theodore H. Schiffman and the brother of Stephen Schiffman.

            NORMAN RICKEN has been a director since March 2000. During the past five years Mr. Ricken has served as an independent consultant; between 1971 and his retirement in 1989, Mr. Ricken held senior positions at Toys R Us Inc., including Chief Financial Officer, President and Chief Operating Officer.

            JEFFREY KUHR has been a director since April 2002. He has been a Managing Partner of West End Capital Partners LLC, a merchant banking firm, since October 2000; a Founder, CFO and Director, of RS1W, an online entertainment site, from August 1999 to October 2000; the Founder and Managing Director of Peter J. Solomon Company, an independent investment banking firm, from 1989 to March 2000; and Director of Connective Corp since March 2002.  Mr. Kuhr has a MBA from the Wharton School granted in 1986 and a BA from Oberlin College granted in 1981.

            BRUCE GALLOWAY has been a director since April 2002. He has been a Managing Director of Burnham Securities since 1993; Chairman of Datametrics, a manufacturer of ruggedized computer equipment, since August 2000; and Chairman of International Microcomputer Software Inc., a software development company, since August 2001.

            LAWRENCE E. MANNES became Executive Vice President of Forward in August 2000.  Prior to joining Forward, Mr. Mannes spent 25 years as the Controller of the Balson-Hercules Group, a textile manufacturing company that was sold to a Canadian Stock Exchange Listed company, Consoltex Group, Inc., Ltd., where he served until 1998.  Mr. Mannes was awarded a Bachelors Degree in accounting from Bryant College. He is the father-in-law of Douglas W. Sabra.

            DOUGLAS W. SABRA became Vice President and Chief Financial Officer of Forward in September 2000.  Prior to joining the Forward, Mr. Sabra was a Controller for Tyco Submarine Systems (now Tycom Ltd.), where he worked from 1998 to June 2000.  Mr. Sabra retired from the Coast Guard in 1998 after 22 years of service where he held a variety of financial management positions.  Mr. Sabra received an MBA from the University of South Florida and a Bachelors of Accounting from Florida International University.  He is the son-in-law of Mr. Mannes.

            STEPHEN SCHIFFMAN has been employed by Forward in various capacities for more than the past five years.  Beginning in 1990, Mr. Schiffman was employed in the production department, followed by a move to the Purchasing Department and Inventory Control in the Forward Division. Subsequently, Mr. Schiffman moved to the Marketing Department of the Koszegi division in 1995. Mr. Schiffman was appointed our Secretary in 1996, and he also served as Vice-President of Marketing and Sales for Terrapin. Stephen Schiffman is the son of Theodore H. Schiffman and the brother of Michael Schiffman.

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Exchange Act, requires our directors and executive officers and persons who beneficially own more than ten percent of each class of our equity securities that is registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company.  Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2002, all Section 16(a) filing requirements applicable to our officers and directors, and beneficial owners of more than ten percent of our common stock were complied with except for Messrs Kuhr and Galloway, each of whom filed a Form 3 late.

ITEM 10 - EXECUTIVE COMPENSATION

            The following table sets forth certain summary information regarding all cash and non-cash compensation earned by our chief executive officer and each of our executive officers who earned more than $100,000 during Fiscal 2002, Fiscal 2001 or Fiscal 2000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Comp. $	Restricted Stock Awards ($)	Securities Underlying Options	LTIP Payouts ( $)	All Other Comp ($)
Jerome E. Ball
Chairman and	2002	$155,333	$18,500	--	--	--	--	$63,240
Chief Executive	2001	$172,080	--	--	--	250,000 shares	--	$47,430
Officer (a)	2000	$201,600	--	--	--	--	--	--

Michael Schiffman
President and	2002	$290,000	$18,500	--	--	--	--	--
Chief Operating	2001	$282,500	--	--	--	850,000 shares	--	--
Officer (b)	2000	$230,000	--	--	--	--	--	--

Douglas W. Sabra
Vice President and	2002	$116,667	$10,000	--	--	--	--	--
Chief Financial	2001	$115,000	--	--	--	75,000 shares	--	--
Officer (c)	2000	$33,333	--	--	--	15,000 shares	--	--

  For Mr. Ball in Fiscal 2001 and Fiscal 2002, "All Other Compensation" represents rent paid by us on Mr. Ball's behalf with respect to an apartment in New York. The table omits the payment of  $120,000 as a bonus earned by Mr. Ball in Fiscal 1999 but paid in Fiscal 2000. See  "Employment Agreements," below.

  The table omits the payment of $194,172 as a bonus earned by Mr. Schiffman in Fiscal 1999 but paid in Fiscal 2000. In Fiscal 2000, Mr. Schiffman earned a bonus of approximately $42,300 based on his then current employment contract that he elected to forego without recourse. See "Employment Agreements," below.

  Mr. Sabra became Chief Financial Officer in Fiscal 2000, and salary and the option grant shown for that period reflect annual and long-term compensation awarded him prior to entering into an employment agreement during Fiscal 2001. See "Employment Agreements," below.

            During Fiscal 2002, each of the above-named executive officers voluntarily agreed to forego a portion of his salary for the fourteen-month period August 2002 through September 2003. Our Compensation Committee has agreed that such foregone salary amounts will be restored to those executives if we achieve certain Fiscal 2003 profitability levels established by our Compensation Committee. Pursuant to these agreements, Fiscal 2002 salaries were reduced by $6,666 for Mr. Ball, $10,000 for Mr. Schiffman and $3,333 for Mr. Sabra. The total amounts to be forgone by the executive officers for the fourteen-month period are $46,667 for Mr. Ball, $70,000 for Mr. Schiffman and $23,333 for Mr. Sabra. See "Employment Agreements," below.

Option Grants

            In December 1996, our Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to four million (4,000,000) shares of our common stock may be issued to our executive officers, employees and non-employee directors upon the exercise of incentive stock options and nonqualified stock options. The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Compensation Committee of our Board of Directors establishes the exercise price of the nonqualified options. Options generally expire ten years after the date of grant and generally vest evenly over three years three years.  See "Risk Factors - Outstanding options and warrants to purchase our commons stock may complicate our ability to arrange financing and could, if exercised, dilute your holdings."

            No options to purchase our common stock or stock appreciation rights were granted to the executive officers named in the Summary Compensation Table in Fiscal 2002.

Stock Options Held at September 30, 2002

            The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation Table as of September 30, 2002. No options to purchase common stock were exercised during Fiscal 2002 and no stock appreciation rights were outstanding during Fiscal 2002. The closing price of our common stock at September 30, 2002 was $0.75, which was below the exercise price of all issued and outstanding options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
Name	Shares Acquired On Exercise	Value Realized	Number Of Unexercised Securities Underlying Options at FY-End Exercisable / Unexercisable	Value of Unexercised In-The-Money Option/SARS at FY End- Exercisable / Unexercisable
Jerome E. Ball	0	0	250,000/250,000	0
Michael Schiffman	0	0	650,000/400,000	0
Douglas W. Sabra	0	0	10,000/80,000	0

Compensation of Directors

            It is our policy to pay our non-employee directors $500 for each meeting attended of the board of directors or a committee thereof. The chairperson of each subcommittee receives an additional $250 for each subcommittee meeting. We also reimburse directors for their travel expenses incurred for attendance at such meetings.  During Fiscal 2002, Messrs. Ricken, Kuhr and Galloway, received $3,300, $2,000 and $1,250, respectively, for attendance at meetings of the board of directors or a committee thereof during Fiscal 2002. Mr. Ricken received $3,000 for attendance compensation in Fiscal 2001 and was awarded options to purchase 10,000 shares of our common stock at an exercise price of $2.00 per share. Members of the Audit Committee did not receive any additional compensation for their audit committee services other than the normal subcommittee stipend.

Employment Agreements

            Effective January 1, 2001, we entered into a new employment agreement with Jerome E. Ball, pursuant to which Mr. Ball is employed as Chairman and Chief Executive Officer for a period of two years.  Mr. Ball's employment agreement may be renewed for an additional two years at Mr. Ball's election, provided that he is in compliance with the terms of the agreement.  The agreement provides for an annual salary of $162,000 plus an annual bonus equal to ten percent (10%) of our consolidated pre-tax operating profit in excess of $675,000 (before other bonuses and certain other stock related compensation expenses).  In conjunction with entering into his employment agreement, Mr. Ball was awarded options to acquire 250,000 shares of our common stock at an exercise price of $2.00 per share, which vest on January 1, 2005.  Such options are subject to immediate vesting in the event that the price of the common stock on the Nasdaq SmallCap Market averages $3.50 per share for 180 consecutive days (not fewer than 90 of which must be during the employment term).  In addition, in view of Mr. Ball's relocation from New York to Florida as a result of our re-location of our executive offices in 2000, we agreed to assume Mr. Ball's lease with respect to an apartment in New York City with annual lease payments totaling approximately $63,000.  We made payments of $63,240 and $47,430 in respect of this apartment on Mr. Ball's behalf during Fiscal 2002 and Fiscal 2001, respectively.

            Prior to Mr. Ball's current agreement, in October 1998 we entered into an employment agreement with Mr. Ball pursuant to which Mr. Ball was employed as our Chief Executive Officer and Vice Chairman, and six months thereafter, as our Chairman, through September 30, 2000.  This agreement provided for an annual salary of $201,600 plus an annual bonus equal to ten (10%) percent of our consolidated pre-tax operating profit in excess of $675,000 (determined without taking into consideration bonus compensation payable to any individual). In addition, Mr. Ball received options to purchase 250,000 shares of common stock at an exercise price of $1.75 per share. These options became fully exercisable on September 30, 1999.

            Effective January 1, 2001, we entered into a new employment agreement with Mr. Michael Schiffman, pursuant to which Mr. Schiffman is employed as our President and Chief Operating Officer for a period of three years.  The agreement may thereafter be automatically renewed annually for successive one-year terms unless either party provides 120 days prior notice of its intent to cancel the agreement.  The agreement provides for an annual salary of $300,000 plus an annual bonus equal to ten percent (10%) of our consolidated pre-tax operating profit in excess of $675,000 (before other bonuses and certain other stock related compensation expenses).  In connection with entering into this agreement, we cancelled and issued the following options to purchase common stock:

1.	Cancelled 300,000 options exercisable at $2.00 per share, expiring November 15, 2001, and reissued them as fully vested options exercisable at $2.00 per share, expiring January 1, 2006;
2.

Cancelled 200,000 options exercisable at $3.25 per share, expiring September 29, 2004, and reissued them as options exercisable at $3.25 per share, expiring January 1, 2006.  These options vest on January 1, 2005, but are subject to immediate vesting in the event that the price of the common stock on the Nasdaq SmallCap Market averages $3.50 per share for 180 consecutive days (not fewer than 90 of which must be during the employment term);

3.

Issued 200,000 options exercisable at $2.50 per share, expiring January 1, 2006.  These options vest on January, 2005 but are subject to immediate vesting if the price of the common stock on the Nasdaq SmallCap Market averages $5.00 per share for 180 consecutive days (not fewer than 90 of which must be during the employment term); and

4.

Issued 150,000 options exercisable at $1.50 per share, expiring on January 1, 2006.  These options are intended to replace options to purchase the same number of shares of common stock at the same exercise price, which expired on November 30, 2000.

            Under his employment agreement, if Mr. Schiffman dies during the term of his agreement and if we are the recipient of at least $1,000,000 of proceeds of insurance on his life, we will be required to pay to his widow, or if his wife predeceases him, his estate, a monthly death benefit of $5,500 for a ten-year period. If we are not the recipient of at least $1,000,000 of insurance, the monthly death benefit of $5,500 will be paid for a period of three years, followed by a monthly death benefit of $2,750 for seven years; if his widow dies prior to the end of such ten year period, such payments will be made to his widow's estate.  In April 2002, we purchased $500,000 of insurance on Mr. Schiffman's life as to which the Company is the beneficiary.

            Prior to Mr. Michael Schiffman's current agreement, in October 1998, we entered into an employment agreement with Mr. Schiffman, pursuant to which he was employed as President and Chief Operating Officer through September 30, 2001 at an annual salary of $230,000, plus annual bonus compensation equal to three percent of all of our sales revenues in excess of $13 million per year, payable on a pro rata basis quarterly during the following fiscal year.  In addition, Mr. Schiffman was granted options to purchase up to 600,000 shares of common stock in increments of 200,000 shares, at the then current market price, contingent upon our achieving sales of $16 million, $18.5 million, and $21 million, respectively, in any fiscal year. Under this employment agreement, during the fiscal year ended September 30, 2000, Mr. Schiffman earned a bonus of approximately $42,300, which he elected to forego without recourse.

            Effective January 1, 2001, we entered into an employment agreement with Douglas W. Sabra pursuant to which Mr. Sabra is employed as Chief Financial Officer for a period of three years. The agreement may thereafter be automatically renewed annually for successive one-year terms unless either party provides 120 days prior notice of its intent to cancel the agreement. The agreement provides for an annual salary of $120,000 subject to annual increases as agreed to by our Compensation Committee. Additionally, Mr. Sabra is entitled to a bonus of up to 50 percent of his annual salary as determined by the Chief Executive Officer. In connection with the agreement, Mr. Sabra was awarded options to acquire 75,000 shares of common stock at an exercise price of $2.00 per share, which vest on January 1, 2005. Such options are subject to immediate vesting in the event that the price of the common stock on the Nasdaq SmallCap Market averages $3.50 per share for 180 consecutive days (not fewer than 90 of which must be during the employment term).

            Pursuant to the provisions of their executive employment agreements, each of Messrs. Ball, M. Schiffman and Sabra may terminate his agreement for "good reason" including, but not limited to: a change-in-control, as defined in the agreements; diminishment of duties; or transfer of substantially all of our assets. Upon such termination the executive may be entitled to be paid a lump sum severance equal to his base salary through the remainder of his contract plus an amount equal to the executive's last annual bonus.

            Amounts incurred under employment agreements amounted to $672,200 and $617,000 in Fiscal 2002 and Fiscal 2001, respectively, including accrued bonus obligations and excluding any amounts foregone. No bonuses were earned in Fiscal 2001.

            Information pertaining to compensation paid to Mr. Theodore Schiffman pursuant to his consulting agreement is set forth in "Item 12 - Certain Relationships and Related Transactions."

Report on Repricing of Options/Sars

            We did not adjust or amend the exercise price of stock options previously awarded to any of our officers or directors during Fiscal 2002. See "Employment Agreements."

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

            Set forth below is information, as of September 30, 2002, with respect to the beneficial ownership of the common stock by (i) each person or group who is known by us to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the compensation table under "Executive Compensation", and (iv) all our directors and executive officers, as a group (seven persons).  Information as to Robert S. Ellin and related investors is based on the filings, as amended from time to time, of such persons on Schedule 13D under the Exchange Act.

Identity of Beneficial Owner	Number of Shares of common stock	Notes	Percent of Class
Jerome E. Ball 1801 Green Road, Suite E Pompano Beach, FL. 33064	463,500	(a)	7.6%

Theodore H. Schiffman 1801 Green Road, Suite E Pompano Beach, FL. 33064	526,100	(b) (c)	8.6%

Michael Schiffman 1801 Green Road, Suite E Pompano Beach, FL. 33064	1,008,727	(c) (d)	15.6%

Douglas Sabra 1801 Green Road, Suite E Pompano Beach, FL. 33064	20,000	(e)	*

Norman Ricken 1801 Green Road, Suite E Pompano Beach, FL. 33064	35,700	(f)	*

Bruce Galloway 1801 Green Road, Suite E Pompano Beach, FL. 33064	179,020	--	3.1%

Jeffrey Kuhr 1801 Green Road, Suite E Pompano Beach, FL. 33064	-	--	--

Robert S. Ellin and related investors 750 Lexington Avenue New York, NY 10022	695,700	(g)	11.9%

All directors and executive officers as a group (7 persons)	2,223,047		31.7%

*Less than 1 percent

(a) Includes 250,000 shares of common stock issuable pursuant to currently exercisable stock options at an exercise price of $1.75.

(b) Includes 40,700 shares of common stock owned by Mr. Theodore Schiffman's wife, as to all of which shares Mr. Schiffman disclaims beneficial ownership. Includes 300,000 shares of common stock subject to currently exercisable options granted by the company on November 15, 1995 at an exercise price of $2.00. The exercise price of these options was reduced to $1.10 per share in connection with the entry into his consulting agreement in October 1998.

Notes to Table continued on the next page.

 (c)  Theodore H. Schiffman, our Chairman Emeritus, is the father of Michael Schiffman, our Executive Vice President and a director, and Stephen Schiffman, our Secretary. Each of Theodore H. Schiffman, Michael Schiffman and Stephen Schiffman disclaims beneficial ownership of shares beneficially owned by the others.

(d) Includes 200,000 shares of common stock subject to currently exercisable options granted by the Company on September 9, 1999 at an exercise price of $1.88 per share; 150,000 shares of common stock subject to currently exercisable options granted by us on January 1, 2001 at an exercise price of $1.50 per share; and 300,000 shares of common stock subject to currently exercisable options granted by us on January 1, 2001 at $2.00 per share.

(e) Includes 10,000 shares of common stock subject to currently exercisable options granted by us on June 5, 2001 at an exercise price of $1.50 per share.

(f) Includes 10,000 shares of common stock subject to currently exercisable options granted by us on January 1, 2001 at an exercise price of $2.00.

(g) Includes (i) 210,500 shares of common stock owned by Atlantis Equities, Inc. ("Atlantis"), a corporation of which Mr. Ellin and his wife Nancy Ellin are the sole officers and directors; (ii) 37,500 shares of common stock owned by Robert Ellin Family 1997 Trust, of which Mr. Ellin's father is the trustee and of which his minor children are the beneficiaries, as to which Mr. Ellin disclaims beneficial ownership; (iii) 2,500 shares of common stock owned by Mr. Ellin; (iv) 335,200 shares of common stock owned by the Robert Ellin Profit Sharing Plan, of which Mr. Ellin is the beneficiary; and (v) 110,000 shares of common stock held by Nancy J. Ellin, the wife of Mr. Ellin. See "Certain Relationships and Related Party Transactions."

Securities Authorized for Issuance Under Equity Compensation Plans

            The following table sets forth as of September 30, 2002 the number of shares of our common stock, our only class of equity securities, issuable upon exercise of outstanding options, warrants and other rights, the weighted average exercise price of such options, warrants and other rights and the number of shares of common stock available for future issuance pursuant to all "equity compensation plans" relating to our common stock. Equity compensation plans include those approved by our shareholders, as well as those not approved by our shareholders, including individual compensation arrangements with one or more of our officers or directors.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders..........	-0-	-0-	-0-

Equity compensation plans approved by security holders..........	2,324,625	$2.02	1,600,375
Total.........................	2,324,625	$2.02	1,600,375

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On April 11, 2002, we entered into a Settlement Agreement (the "Settlement Agreement") with Robert S. Ellin, Nancy Ellin, Atlantis Equities, Inc., Robert Ellin Family 1997 Trust and Robert Ellin Profit Sharing Plan (Mr. Ellin and such parties collectively are sometimes referred to as the "Ellin Group"). The Settlement Agreement resolves certain disagreements that arose between the Ellin Group and us. The principal terms of the Settlement Agreement are set forth below. The following summary is qualified in all respects by reference to the complete text of the Settlement Agreement (including the exhibits thereto), which is included as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2002, as amended by Form 8-KA filed on April 25, 2002.

            Pursuant to the Settlement Agreement, on April 11, 2002, the date of the Settlement Agreement, we appointed Mr. Bruce Galloway and Mr. Jeffrey Kuhr to our Board of Directors. Mr. Galloway and Mr. Kuhr filled the vacancies created by the resignations on April 11, 2002, of Mr. Noah Fleschner and Mr. Samson Helfgott, and they were subsequently elected to the Board of Directors at our annual meeting of shareholders for Fiscal 2001 held on May 24, 2002. As contemplated by the Settlement Agreement, Mr. Galloway and Mr. Kuhr were nominated to, and were elected as members of, our Audit Committee and our Compensation Committee. In connection with the Settlement Agreement, we and each member of the Ellin Group entered into a Standstill Agreement, dated April 11, 2002, pursuant to which the members of the Ellin Group have agreed not to, among other things: acquire additional shares of our common stock; make or participate in any proxy solicitation with respect to our common stock; seek, propose or make any statement with respect to a merger or other business combination involving Forward; subject any common stock to any voting agreement or arrangement, other than the Standstill Agreement; call or seek to call any meeting of our shareholders; act or seek to control or influence, or seek representation on, our Board of Directors (except to the extent the appointment of Messrs. Galloway and Kuhr constitute such representation); and to forebear from certain other activities and statements. Under certain circumstances specified in the Standstill Agreement, the Ellin Group may purchase additional shares of common stock that would, inclusive of common stock beneficially owned by the Ellin Group as disclosed in their Schedule 13D, as amended, result in the ownership of a maximum 15% of the common stock outstanding. The Standstill Agreement has a term of 18 months from the date thereof.

            In connection with the Settlement Agreement, on April 11, 2002, we and Atlantis Equities entered into a letter agreement pursuant to which, under certain circumstances, if we, within a 24-month period from the date of the letter agreement, were to consummate a business combination with a company introduced to us by Atlantis, Atlantis would be entitled to a fee equal to 10% of the aggregate consideration paid in connection with such business combination. Mr. Ellin is the principal shareholder, a director and an officer of Atlantis Equities. Mr. Jeffrey Kuhr, a director, has advised us that he has entered into an arrangement with Atlantis pursuant to which he would be entitled to 50% of the fee payable to Atlantis under this letter agreement. Subsequent to entering into this letter agreement, Atlantis introduced to us the company referred to therein, and we declined to pursue a business combination with said company. In addition, under the Settlement Agreement we and each member of the Ellin Group exchanged general releases and we remitted $100,000 to attorneys for Mr. Ellin in respect of legal fees and disbursements incurred in connection with the disagreements arising between the Ellin Group and us during the 18 months preceding the date of the Settlement Agreement.

            Pursuant to his consulting agreement entered into when he resigned from 30 years of service as our chief executive officer and chairman, and effective October 1998, Mr Theodore Schiffman, our co-founder, receives a consulting fee of $200,000 per annum for the period January 1, 1999 to September 30, 2003. In addition, under this agreement Mr. Schiffman was entitled to receive severance payments totaling $350,000, of which $200,000 was paid on January 1, 1999, $35,000 was applied on September 30, 1999 to the repayment in part of Mr. Schiffman's promissory note held by the Company and $115,000 was paid in April 2001. In addition, the exercise price of options to purchase 450,000 shares of common stock was reduced from $2.00 to $1.10 per share.  Under his consulting agreement, if Mr. Schiffman dies during his consulting term and if we are the recipient of at least $1,000,000 of proceeds of insurance on his life, we are required to pay his widow, or if his wife has predeceased him, his estate, a monthly death benefit of $10,000 for a ten-year period.  If his widow dies prior to the end of such 10-year period, such monthly payments must be made to the widow's estate for the balance of such period. If we are not the recipient of at least $1,000,000 of insurance, we are required to pay a monthly death benefit to Mr. Schiffman's widow of $10,000 for a period of three years, followed by a monthly death benefit of $5,000 for seven years; if his widow dies prior to the end of such ten year period, such payments will cease.  As of November 15, 2002, we do not maintain an insurance policy on the life of Mr. T. Schiffman.  The consulting agreement may be terminated as a result of bad faith conduct on the part of Mr. Schiffman.  In addition, pursuant to the consulting agreement Mr. Schiffman is subject to a non-competition arrangement with us that expires in 2006 and has agreed to maintain the confidentiality of trade secrets and work product of Forward.

            We have made unsecured loans from time to time to Mr. Theodore H. Schiffman and to Mr. Schiffman's son Michael Schiffman.

            On April 24, 2000, we provided a ninety-day loan to Michael Schiffman in the amount of $370,000, at the prime rate in effect from time-to-time plus three quarters of one percent. The purpose of the loan was to finance property that was being acquired by him in connection with our relocation to Florida. Our Board of Directors subsequently granted successive extensions of the loan term, and the loan was paid in full in June 2001. Interest income associated with the loan was approximately $16,400 and $14,700 for Fiscal 2000 and Fiscal 2001, respectively.

            During the period July 1999 to June 2000, we paid insurance premiums and interest totaling $62,060 in respect of a life insurance policy that Mr. Theodore Schiffman maintains on his life. Effective October 1, 2001, in consideration for these advances Mr. Schiffman issued his promissory note to us in the principal amount of $62,060, bearing interest at 6% per annum, payable on demand by us. This note was paid in full on September 30, 2002.

            In 1996, Theodore Schiffman issued his promissory note to us in the principal amount of $235,535, bearing interest at 6% per annum, amortized by annual payments of principal and interest in the amount of $50,000. In conjunction with entering into his consulting agreement, we and Mr. Schiffman agreed that repayment of the note would be made over the term of such agreement. As of September 30, 2002 this note had been paid in full.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

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

3.4     Certificate of Amendment of Certificate of Incorporation filed by the New York Department of State on August 22, 1997 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

4     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

4.1      Form of Registration Rights Agreement executed in connection with 1997 Private Placement. (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 as filed with the Commission on December 9, 1997)

10.       MATERIAL CONTRACTS

10.1      Consulting Agreement effective as of October 1, 1998 between the Company and Theodore H. Schiffman. incorporated by reference to the Company's 10-KSB Exhibit 4(v)  for the period ended ended September 30, 1999.

10.2      Employment Agreement effective as of October 1, 1998, between the Company and Michael Schiffman. incorporated by reference to the Company's 10-KSB Exhibit 4(W)  for the period ended September 30, 1999.

10.3      Employment Agreement effective as of January 1, 2001 between the Company and Jerome E. Ball. incorporated by reference to the Company's 10-QSB Exhibit 10.1 for the period ended March 31, 2001.

10.4      Letter Agreement dated as of January 30, 2001 between the Company and Jerome E. Ball. With respect to an apartment located at 300 East 56h Street New York, NY incorporated by reference to the Company's 10-QSB Exhibit 10.2 for the period ended March 31, 2001.

10.5      Employment Agreement effective as of January 1, 2001 between the Company and Michael M. Schiffman incorporated by reference to the Company's 10-QSB Exhibit 10.3 for the period ended March 31, 2001.

10.6      Exhibit A to Employment Agreement between the Company and Michael M. Schiffman.  incorporated by reference to the Company's 10-QSB Exhibit 10.4 for the period ended March 31, 2001.

10.7      Employment Agreement effective as of January 1, 2001 between the Company and Douglas W. Sabra incorporated by reference to the Company's 10-QSB Exhibit 10.5 for the period ended March 31, 2001.

16.       LETTER ON CHANGE IN CERTIFYING ACCOUNTANT

16.1      Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated May 1, 2000.

21        SUBSIDIARIES OF THE SMALL BUSINESS ISSUER

21.1      Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995)

23        CONSENT OF EXPERTS AND COUNSEL

None

REPORTS ON FORM 8-K

            During the period July 1, 2002 - September 30, 2002, we filed the following Current Reports on Form 8-K:

            Current Report on Form 8-K filed July 1, 2002 relating to the termination of our license agreement with Motorola.

            Current Report on Form 8-K filed August 28, 2002 relating to the rescission of a termination notice with respect to our license agreement with Motorola and the entry into an amendment of such agreement with Motorola.

ITEM 14. - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting such officers to material information relating to our company required to be included in our periodic filings with the Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation

ITEM 7 - FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED SEPTEMBER 30, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
FORWARD INDUSTRIES, INC.

            We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. and subsidiaries (the Company) as of September 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Industries, Inc. and subsidiaries as of September 30, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Fort Lauderdale, Florida
November 18, 2002

FORWARD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002

ASSETS

Current assets:
Cash and cash equivalents........................................................................	$ 1,207,311
Accounts receivable, less allowance for doubtful accounts of $39,100.......	2,680,916
Inventories...............................................................................................	718,986
Prepaid expenses and other current assets................................................	219,124
Deferred tax asset....................................................................................	15,500

Total current assets..................................................................................	4,841,837

Property, plant and equipment - net.............................................................	341,187
Deferred tax asset.......................................................................................	164,500
Other assets................................................................................................	41,337

TOTAL ASSETS......................................................................................	$ 5,388,861

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable......................................................................................	$ 1,306,381
Current portion of capital lease obligations.................................................	27,814
Accrued expenses and other current liabilities.............................................	291,984

Total current liabilities................................................................................	1,626,179

Long term portion of capital lease obligations................................................	58,751

Commitments and contingencies...................................................................

Stockholders' equity
Preferred stock, 4,000,000 authorized shares, par value $0.01; none issued	--
Common stock, 40,000,000 authorized shares, par value $0.01; 6,286,531 issued and outstanding (including 460,890 held in treasury)..................	62,865
Additional paid-in capital..........................................................................	8,251,780
Accumulated deficit..................................................................................	(3,928,827)

4,385,818
Less: Cost of shares in treasury.................................................................	(681,887)

Total stockholders' equity..........................................................................	3,703,931

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................	$ 5,388,861

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2002	2001

Net sales......................................................................................	$ 16,362,708	$ 13,176,558
Cost of goods sold.......................................................................	10,732,692	9,044,036

Gross profit..................................................................................	5,630,016	4,132,522

Operating expenses:
Selling.....................................................................................	2,759,435	2,420,407
General and administrative.......................................................	2,166,220	2,086,936

Total operating expenses....................................................	4,925,655	4,507,343

Income (loss) from operations......................................................	704,361	(374,821)

Other income (expense):
Interest expense......................................................................	(52,456)	(30,158)
Interest income.......................................................................	17,051	54,147
Other income (expense) - net..................................................	6,636	(284,096)

Total other income (expense)..............................................	(28,769)	(260,107)

Income (loss) before provision (benefit) for income taxes................	675,592	(634,928)
Provision (benefit) for income taxes...............................................	(180,000)	1,344,000

Net income (loss).........................................................................	$ 855,592	$ (1,978,928)

Net income (loss) per common and common equivalent share:
Basic.......................................................................................	$ 0.15	$ (0.33)

Diluted....................................................................................	$ 0.15	$ (0.33)

Weighted average number of common and common equivalent shares outstanding:
Basic and diluted.....................................................................	5,825,641	5,908,349

The accompanying notes are an integral part of the consolidated financial statements.

	FORWARD INDUSTRIES, INC.

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended September 30, 2001 and 2002

		Common Stock					Treasury Stock
	Total	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Number of Shares	Amount
Balance September 30, 2000, as restated................	$5162,252	6,286,531	$62,865	$8,251,780	($2,805,491)	$8,799	(202,390)	($355,701)

Shares repurchased in open-market transactions. ...........	(326,186)	--	--	--	--	--	(258,500)	(326,186)

Foreign currency translation adjustment...............	(8,799)	--	--	--	--	(8,799)	--	--

Net loss.....................	(1,978,928)	--	--	--	(1,978,928)	--	--	--

Balance September 30, 2001.....	$2,848,339	6,286,531	$62,865	$8,251,780	($4,784,419)	$ --	(460,890)	($681,887)

Net income...................	855,592	--	--	--	855,592	--	--	--

Balance September 30, 2002...	$3,703,931	6,286,531	$62,865	$8,251,780	($3,928,827)	$ --	(460,890)	($681,887)

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2002	2001

OPERATING ACTIVITIES:
Net income (loss)...............................................................................................................	$ 855,592	$ (1,978,928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss on sale of property and equipment...................................................................	21,025	48,806
Provision for notes receivable.....................................................................................	--	184,518
Amortization of deferred debt costs...........................................................................	--	3,054
Depreciation.................................................................................................................	128,090	132,941
Deferred taxes..............................................................................................................	(180,000)	1,344,000
Changes in operating assets and liabilities:
Accounts receivable..............................................................................................	(139,525)	(478,976)
Inventories..............................................................................................................	34,940	103,156
Prepaid expenses and other current assets........................................................	50,604	23,686
Other assets............................................................................................................	(2,779)	18,459
Accounts payable..................................................................................................	254,773	266,659
Accrued expenses and other current liabilities..................................................	83,826	(295,013)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...............................	1,106,546	(627,638)

INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment.................................................	158,450	15,243
Collection of notes and loans receivable....................................................................	--	125,000
Collection of officer's loans...........................................................................................	103,918	314,725
Purchases of property, plant and equipment.............................................................	(12,145)	(81,945)

NET CASH PROVIDED BY INVESTING ACTIVITIES.................................................	250,223	373,023

FINANCING ACTIVITIES:
Proceeds from short term borrowings........................................................................	--	1,150,000
Payments of short term borrowings............................................................................	(1,500,000)	--
Principal payments on capital lease obligations........................................................	(26,030)	(24,360)
Purchase of treasury shares..........................................................................................	--	(326,186)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...............................	(1,526,030)	799,454

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS................	--	(8,799)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................	(169,261)	536,040

CASH AND CASH EQUIVALENTS - beginning..............................................................	1,376,572	840,532

CASH AND CASH EQUIVALENTS - ending...................................................................	$ 1,207,311	$ 1,376,572

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid in the year for:
Interest..........................................................................................................................	$ 52,445	$ 28,117
Income taxes..................................................................................................................	$ --	$ 9,625

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

            Forward Industries was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design and marketing of custom-designed soft-sided carrying cases made from leather, nylon, vinyl and other synthetic fabrics.  The cases are used primarily for the transport of portable electronic devices such as cellular phones, medical devices and computers. The Company markets products as a direct seller to original-equipment-manufacturers to customers in the United States, Europe, and Asia.  For the years ended September 30, 2002 and 2001, approximately 58% of its net sales were to customers outside of the United States.

Basis of Consolidation

            The consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly owned subsidiaries (together the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash Equivalents

            For the purposes of the consolidated statements of cash flows, cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts with contractual maturities of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality, investment grade instruments and periodically evaluating the credit quality of its primary financial institutions.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable - Trade

            Accounts receivable consist of unsecured trade accounts with various customers. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers are generally net thirty (30) days. The Company has not historically experienced significant losses in extending credit to customers.

            Three customers accounted for approximately 52% of the Company's accounts receivable at September 30, 2002. These customers are well-established companies with good credit worthiness. None of these customers is in default and payments are received from them on a timely basis.

Inventories

            Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.

Economic Dependence

            The Company is dependent on five main suppliers for the purchase of inventory.  The Company purchased approximately 93% and 80% of its inventory from these suppliers in Fiscal 2002 and Fiscal 2001, respectively. One supplier accounted for approximately 33% and 27% of the Company's inventory purchases in Fiscal 2002 and Fiscal 2001, respectively. Management believes that other suppliers could provide similar products on comparable terms; however, a change in an individual supplier could delay shipment of product resulting in a loss of sales that could affect operating results.

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

Automobiles.................................	5 years
Furniture, fixtures and equipment...	3 to 10 years

            Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

            Assets under capital leases are amortized over the shorter of the asset life or the remaining lease term, which on average is approximately 60 months. Amortization of assets under capital leases is included in depreciation expense.

Advertising Costs

            Advertising costs are charged to operations when incurred. Advertising costs amounted to approximately $75,400 and $49,500 for the years ended September 30, 2002 and 2001, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation

            The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock options granted. Accordingly, no expense for employee stock based compensation was recognized in the years ended September 30, 2002 and 2001.  For awards to non-employees, the Company recognizes expense in accordance with SFAS 123 and related interpretations and amendments.  No such expense was required to be recognized in Fiscal 2002 or Fiscal 2001.

Translation of Foreign Currency

            The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Assets and liabilities of the subsidiaries are remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses are remeasured at average rates prevailing during the year. Translation adjustments and foreign currency transaction gains or losses are included in general and administrative expenses in the consolidated statements of operations.  The net gain from foreign currency transactions was $51,800 in Fiscal 2002.  The Company recognized a gain of $8,800 in Fiscal 2001 related to the liquidation of a foreign subsidiary whose functional currency was other than the U.S. dollar.

Income Taxes

            Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.

Earnings (Loss) Per Share

            Basic earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants and other financial instruments convertible into the Company's common stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Common stock equivalents of 2,399,625 and 2,749,625 shares were not considered in the computation of earnings (loss) per share in Fiscal 2002 and 2001, respectively, because their inclusion would have been anti-dilutive.

Comprehensive Income

            Components of comprehensive income or loss for the Company include items such as net income (loss) and foreign currency translation adjustments. The Company did not have any material amounts of comprehensive income or loss in Fiscal 2002, besides its net income.  In Fiscal 2001, the Company recognized a reclassification adjustment of $8,800 related to the liquidation of a foreign subsidiary whose functional currency was other than the U.S. dollar.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

            In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for Fiscal 2003 and generally is to be applied prospectively. Application of SFAS 144 will not have a material impact on the Company's current financial position or results of operations.

            In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 62, amendment of SFAS No. 13 and Technical Corrections. Statement 145 will require gains and losses on extinguishments of debt to be classified as income from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB 30.  Statement 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections.  The standard will be effective for Fiscal 2003.

            In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No.94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These costs include, but are not limited to: termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. This statement will be effective for Fiscal 2004.

            The Company does not believe that the application of any of these statements will have a material impact on the Company's current financial position or results of operations.

Reclassifications

Certain reclassifications of the prior year's financial statements have been made to conform to the current year's presentation.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2002 consists of the following:

Category	Cost	Accumulated Depreciation	Net

Furniture, fixtures and equipment	$ 600,344	$ (305,496)	$ 294,848
Leasehold improvements	133,181	(97,935)	35,246
Automobiles	57,474	(46,381)	11,093
	$ 790,999	$ (449,812)	$ 341,187

            The cost of furniture, fixtures and equipment includes assets acquired under capital leases of $138,300. Related depreciation associated with assets acquired under capital leases included in accumulated depreciation is $21,500 for both Fiscal 2002 and Fiscal 2001.

            Depreciation expense amounted to $128,100 and $132,900 for the years ended September 30, 2002 and 2001, respectively.

NOTE 3 - ASSETS HELD FOR SALE

            In connection with the Company's consolidation of its offices from Westbury, New York and South Bend, Indiana, to Pompano Beach, Florida, land and a building owned by the Company in South Bend were determined by management to be held for sale as of September 30, 2000.  The Company disposed of these assets in Fiscal 2002 and recorded an additional loss of approximately $21,000 that is included as a component of other income in the accompanying consolidated statement of operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

            Interest income on officer notes and loans receivable amounted to $5,600 and $17,800 for the years ended September 30, 2002 and 2001, respectively.  At September 30, 2002, all officer notes and loans receivable had been paid in full.

            In Fiscal 2002, as part of a settlement agreement between the Company and a shareholder who is a beneficial owner of more than ten percent of the Company's stock, the Company paid $100,000 to the attorneys of the shareholder as reimbursement of legal expenses incurred by the shareholder in disagreements with the Company.  That amount is included as a general and administrative expense in the consolidated statement of operations.  No such expense was recorded in Fiscal 2001.

NOTE 5 - CAPITAL LEASES

            The Company leases certain equipment under agreements that are classified as capital leases.  The future minimum lease payments required under the capital leases are as follows:

Years Ending September 30,	Amount
2003	$32,732
2004	32,732
2005	27,275
Thereafter	---
Total minimum lease payments	92,739
Less: Amount representing interest	(6,174)
Present value of net minimum lease payments	86,565
Less: Current portion of capital lease obligations	(27,814)
Long-term capital lease obligations	$58,751
=========

NOTE 6 - DEBT

            In September 2002, the Company renewed its credit facility with a bank that provides for a maximum uncommitted line of credit of $1.5 million, including $500,000 for letters of credit. The line is renewable annually at the discretion of the bank and expires September 30, 2003. The Company is required to eliminate borrowings for thirty (30) consecutive days during the term of the facility and is required to maintain operating performance that is acceptable to the bank.  Amounts drawn under the credit facility bear interest at the prime rate (4.75% as of September 30, 2002) in effect from time-to-time plus one half of one percent and are secured by a portion of a subsidiary's assets. There are no fees with respect to undrawn balances. At September 30, 2002, there were no outstanding borrowings under the line of credit or outstanding obligations under letters of credit.

            Interest expense on the bank debt amounted to $45,800 and $20,800, for the years ended September 30, 2002 and 2001, respectively.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2002 consist of the following:

Accrued payroll related expenses..............................................	$ 222,834
Accrued expenses to suppliers..................................................	69,150
$ 291,984
========

NOTE 8 - INCOME TAXES

            The United States and foreign components of income (loss) from continuing operations before income taxes are as follows:

	2002	2001
United States	$ 284,502	$(200,304)
Foreign	391,090	(434,624)
	$ 675,592	$ (634,928)
	========	=========

The components of the provision (benefit) for income taxes for the years ended September 30, consist of the following:

	2002	2001
Current
Federal	$ ---	$ ---
Foreign	---	---
State	---	---
Total current	---	---
Deferred	(180,000)	1,344,000
	$ (180,000)	$ 1,344,000
	=========	=========

NOTE 8 - INCOME TAXES (continued)

The components of the deferred tax assets and liabilities at September 30, 2002 are as follows:

Current:
Accounts receivable	$ 106,700
Inventory	27,000
Less: Valuation Allowance	(118,200)
Total current	15,500
Non-current:
Net operating losses	1,482,300
Property, plant and equipment	41,600
Less: Valuation Allowance	(1,359,400)
Total non-current	164,500

Net deferred tax asset	$ 180,000
=========

            SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company's cumulative losses in recent years), the Company has recorded a valuation allowance against a portion of its deferred tax assets totaling $1,477,600, resulting in a net deferred tax asset of $180,000 as of September 30, 2002. The valuation allowance has been allocated between current and non-current classifications in proportion to the related current and non-current deferred tax asset balances.  During the fourth quarter of Fiscal 2002, as part of its periodic evaluation of the need for a valuation allowance against its deferred tax assets, the Company determined that the future realization of a portion of its deferred tax asset was more likely than not.  The Company's estimate of this portion of its deferred tax asset is $180,000 as of September 30, 2002. In the event it is determined that the Company would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to record an increase in the deferred tax asset valuation allowance would be charged to income in the period such determination would be made. Conversely, if the Company determines that it will be able to realize more of its net deferred tax assets, the adjustment to reduce the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets are reflected in the tax expense (benefit) line of the consolidated statements of operations.

            The change in the Company's deferred tax valuation allowance for Fiscal 2002 was a decrease of approximately $579,000, and an increase of $1,434,400 for Fiscal 2001.

            During Fiscal 2002, the Company utilized approximately $135,000 and $392,000 of net operating loss carryforwards in the U.S. and Switzerland, respectively.  At September 20, 2002, the Company had available the following net operating loss carryforwards:

Jurisdiction	Amount	Expires
U.S.	$ 3,929,000	2010-2022
Switzerland	$ 43,000	2008

            Effective June 2001, undistributed earnings of the Company's foreign subsidiaries are considered to be permanently invested; therefore, in accordance with FAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.

NOTE 8 - INCOME TAXES (continued)

            A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is shown below:

	2002	2001
Statutory federal income tax rate	34.0%	(34.0%)
State taxes, net of federal benefit	3.6	(3.5)
Non-deductible items	1.4	.6
Foreign tax rate differential	(16.7)	19.7
Utilization of net operating losses	(22.3)	--
Change in valuation allowance	(26.6)	225.9
Other	--	2.9
	(26.6%)	211.6%
	========	========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

            The Company rents certain of its facilities under leases expiring at various dates through July 2007. Certain of these leases contain stated escalation clauses while others contain renewal options. In addition, the Company is leasing two warehouse facilities on a month-to-month basis. Total rent expense for the years ended September 30, 2002 and 2001 amounted to $233,812 and $223,135, respectively.

            Minimum rental commitments under such leases for future fiscal years are summarized below:

YEARS ENDING SEPTEMBER 30,
Amount
2003..........................................................	$186,040
2004..........................................................	146,427
2005..........................................................	106,969
2006..........................................................	110,713
2007..........................................................	85,196
Totals........................................................	$635,345
========

            Effective December 11, 1998, the Company entered into a consulting agreement with its, then current, chairman and chief executive officer, Mr. Theodore Schiffman. Pursuant to this agreement, Mr. Schiffman receives an annual consulting fee of $200,000 for a period of five years, commencing January 1, 1999 and ending December 10, 2003.  Mr. Schiffman also received severance payments totaling $350,000, of which $200,000 was paid on January 1, 1999, $35,000 on September 30, 1999, and $115,000 was paid during Fiscal 2000.  In addition, effective December 11, 1998, the exercise price of his 450,000 options was reduced to $1.10 per share. Under his consulting agreement, if Mr. Schiffman dies during his consulting term and if the Company is the recipient of at least $1,000,000 of proceeds of insurance on his life, the Company is required to pay his widow, or if his wife has predeceased him, his estate, a monthly death benefit of $10,000 for a ten-year period.  If his widow dies prior to the end of such 10-year period, such monthly payments must be made to the widow's estate for the balance of such period.  If the Company is not the recipient of at least $1,000,000 of insurance, the Company is required to pay a monthly death benefit to Mr. Schiffman's widow of $10,000 for a period of three years, followed by a monthly death benefit of $5,000 for seven years; if his widow dies prior to the end of such ten year period, such payments will cease.  As of September 30, 2002, the Company does not maintain an insurance policy on the life of Mr. T. Schiffman.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

            Effective January 1, 2001, the Company entered into an employment agreement with Mr. Jerome Ball, pursuant to which Mr. Ball is employed as the Chairman and Chief Executive Officer for a period of two years.  At the end of the initial two-year period, the agreement may be renewed for an additional two years at Mr. Ball's discretion provided he is in compliance with the terms of the agreement.  The agreement provides for an annual salary of $162,000, plus an annual bonus equal to ten percent (10%) of the Company's consolidated pre-tax operating profit (before other bonuses and certain other stock related compensation expenses) in excess of $675,000.  In view of Mr. Ball's relocation from New York to Florida, as a result of the Company's move, the Company agreed to assume Mr. Ball's lease with respect to an apartment in New York City with annual lease payments totaling approximately $63,000.  In conjunction with entering into the agreement, Mr. Ball was awarded options to acquire 250,000 shares of the Company's common stock at an exercise price of $2.00 per share that vest on January 1, 2005.  Such options are subject to immediate vesting in the event the Company's stock price averages $3.50 per share for 180 consecutive days.

            Effective January 1, 2001, the Company entered into an employment agreement with Mr. Michael Schiffman, pursuant to which Mr. Schiffman is employed as the President and Chief Operating Officer for a period of three years.  The agreement is thereafter automatically renewed annually for successive one-year terms unless either party provides 120 days prior notice of its intent to cancel the agreement. The agreement provides for an annual salary of $300,000, plus an annual bonus equal to ten percent (10%) of the pre-tax operating profit (before other bonuses and certain other stock related compensation expenses) in excess of $675,000.  In conjunction with entering into the new agreement the Company cancelled or issued the following options to purchase the Company's common stock:

1.	cancelled 300,000 options at $2.00 expiring November 15, 2001 and reissued them as fully vested options at $2.00 with a new expiration date of January 1, 2006;
2.

cancelled 200,000 options at $3.25 expiring September 29, 2004 and reissued them at $3.25 with a new expiration date of January 1, 2006.  These options vest on January 1, 2005 but are subject to immediate vesting in the event the Company's stock price exceeds $3.50 per share for 180 consecutive days;

3.	issued 200,000 options at $2.50 per share vesting on January 1, 2005 but subject to immediate vesting in the event the Company's stock price exceeds $5.00 per share for 180 consecutive days; and
4.	issued 150,000 options at $1.50 that previously expired on November 30, 2000 with a new expiration date of January 1, 2006.

            If Mr. Schiffman dies during the term of his agreement and if the Company is the recipient of at least $1,000,000 of proceeds of insurance on his life, the Company will pay to his widow, or if his wife predeceases him, his estate, a monthly death benefit of $5,500 for a ten-year period. If the Company is not the recipient of at least $1,000,000 of insurance, the monthly death benefit of $5,500 will be paid for a period of three years, followed by a monthly death benefit of $2,750 for seven years; if his widow dies prior to the end of such ten year period, such payments will be made to the widow's estate. In April 2002, the Company purchased $500,000 of insurance on Mr. Schiffman's life as to which the Company is the beneficiary.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

            Effective January 1, 2001, the Company entered into an employment agreement with Mr. Douglas Sabra pursuant to which Mr. Sabra is employed as the Company's Chief Financial Officer for a period of three years.  The agreement is thereafter automatically renewed annually for successive one-year terms unless either party provides 120 days prior notice of its intent to cancel the agreement.  The agreement provides for an annual salary of $120,000 subject to annual increases as agreed to by the Company's compensation committee. Additionally, Mr. Sabra is entitled to a bonus of up to 50 percent of his annual salary as determined by the Chief Executive Officer.  In conjunction with the agreement Mr. Sabra was awarded options to acquire 75,000 shares of the Company's common stock at an exercise price of $2.00 that vest on January 1, 2005.  Such options are subject to immediate vesting in the event the Company's stock price averages $3.50 per share for 180 consecutive days.

            Each of the executive employment agreements of Messrs. Ball, M. Schiffman and Sabra contains provisions that permit them to terminate their agreements for "good reason" including, but not limited to a change-in-control as defined in the agreements, diminishment of duties or transfer of substantially all of the company assets.  Upon such termination the executive may be entitled to be paid a lump sum severance equal to their base salary through the remainder of their contract plus an amount equal to the executive's last annual bonus.

            Amounts incurred under employment and severance agreements amounted to $872,200 and $817,000 for the years ended September 30, 2002 and 2001, respectively, including accrued bonus obligations and excluding any amounts foregone.   For Fiscal 2002, under the terms of their agreements, Messrs. Ball, M. Schiffman, and Sabra earned bonuses of $18,500, $18,500 and $10,000, respectively, which were accrued at September 30, 2002.  For Fiscal 2001, no such bonus amounts were earned or accrued.

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

  $665,000 for the contract period of July 1, 2001 to September 30, 2002
  $332,000 for the contract period of October 1, 2002 to September 30, 2003
  $408,000 for the contract period of October 1, 2003 to September 30, 2004

            If the Company elects to terminate the license before September 30, 2004, the Company would be required to pay the balance, if any, of the minimum guarantee for the contract period in effect at the date of cancellation.

            The minimum royalty commitments are recognized as expense over the applicable contract period.  The Company recorded royalty expense of $495,000 and $170,000 in Fiscal 2002 and Fiscal 2001, respectively, reflected as a selling expense in the accompanying consolidated statements of operations.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

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

Nasdaq Delisting

            On October 22, 2002, Nasdaq advised the Company that its common stock did not meet the requirements for continued listing on the Nasdaq SmallCap Market and that, effective November 1, 2002, its common stock would be delisted for failing to maintain a minimum bid price of $1. The Company requested a hearing to review Nasdaq's determination, and a hearing has been scheduled for December 5, 2002. The Company's common stock will continue to be traded on the Nasdaq SmallCap Market pending the outcome of the hearing. There can be no assurance that the hearing will result in reversing Nasdaq's delisting determination. If Nasdaq rejects the Company's appeal and its common stock ceases to be traded on the Nasdaq SmallCap Market, the Company could have its common stock quoted on the Over-The-Counter-Bulletin-Board (OTCBB) electronic quotation system or another quotation system or exchange on which the common stock would qualify.  Such an outcome could have an adverse effect on the market value of the Company's common stock and make it more difficult and costly for the Company to obtain additional equity financing.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying values of cash and cash equivalents, accounts receivable, accounts payable and debt as of September 30, 2002 approximate fair value due to the short maturity of these items.

NOTE 11 - STOCKHOLDERS' EQUITY

Anti-takeover Provisions

            The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board of Directors has the authority, without stockholder approval, to issue preferred stock in one or more series and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. The ability of the Company to issue the authorized but unissued shares of preferred stock could be used to impede takeovers of the Company.  Under certain circumstances, the issuance of the preferred stock would make it more difficult for a third party to gain control of the Company, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock.  Such provisions may discourage attempts to acquire the Company.

Stock Repurchase

            On September 27, 2002, the Company's Board of Directors authorized the Company to repurchase up to 400,000 shares, or approximately seven percent, of its outstanding common stock. As of September 30, 2002, no repurchases have been made under that authorization.

NOTE 11 - STOCKHOLDERS' EQUITY (continued)

Warrants

            During Fiscal 1999 the Company issued warrants to purchase 380,000 shares of the Company's commons stock to three consultants as partial consideration for services in such areas as investment banking and stockholder matters. One warrant to purchase 5,000 shares of the Company's common stock at $1.50 expired unexercised in Fiscal 2001.  Three warrants to purchase 100,000 shares each at $1.50, $1.75 and $2.00 expired unexercised during Fiscal 2002. At September 30, 2002, the remaining warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $1.75 were   outstanding and expire on February 28, 2004.

Options

            In December 1996, the Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to 4,000,000 shares of common stock may be issued to officers, employees and non-employee directors of the Company upon the exercise of incentive stock options and nonqualified stock options. The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Compensation Committee establishes the exercise price of the nonqualified options. Options expire ten years after the date of grant and generally vest evenly over three years. In the year ended September 30, 2001, the Company issued an aggregate of 1,340,000 options including 1,255,000 options to the Company's officers and outside directors. The Company did not grant any stock options during the year ended September 30, 2002. A summary of the plan is as follows:

	2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding - beginning of year	2,374,625	$2.02	1,917,125	$1.88
Granted	---		1,340,000	$2.23
Exercised	---		---
Cancelled expired	(50,000)	$2.00	(882,500)	$2.05
Outstanding - end of year	2,324,625	$2.02	2,374,625	$2.02
	========		========
Options exercisable at year-end	1,539,625		1,349,625

The following table summarizes information about stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Outstanding at September 30, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at September 30, 2002	Weighted Average Exercise Price
$1.10 to $1.50	480,000	4.1 years	$1.25	470,000	$1.24
$1.75 to $2.50	1,544,375	4.4 years	$2.04	969,375	$1.93
$2.75 to $3.38	300,250	4.5 years	$3.17	100,250	$3.00
	2,324,625	4.4 years	$2.02	1,539,625	$1.79
	=======			=======

There were 1,600,375 shares available for future grants under the plan as of September 30, 2002.

NOTE 12 - 401(K) PLAN

            The Company maintains a 401(k) benefit plan (the ''Plan'') allowing eligible U.S.-based employees to contribute up to 15% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.30 on each dollar of employee contribution.  The Company's matching contributions were $29,513 and $29,500 for the years ended September 30, 2002 and 2001, respectively. The Company's contributions vest equally over a three-year period.

NOTE 13 - ACCOUNTING FOR STOCK-BASED COMPENSATION

            If the Company had elected to recognize expense in the years ended September 30, 2002 and 2001 for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below:

	2002		2001
	As reported	Pro Forma	As reported	Pro Forma

Net income (loss)	$855,592	$569,221	($1,978,928)	($2,611,213)
Earnings (loss) per share	$.15	$.10	($.33)	($.44)

For Fiscal 2002 and 2001, the fair value of the stock options used to compute pro forma net income (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 99.5%; dividend yields of 0%, risk-free interest rate of 6.0% and an expected holding period of five years.

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

NOTE 14 - BUSINESS SEGMENT INFORMATION

            The Company operates in a single segment that provides soft-sided carrying solutions for portable electronic devices. This carrying-solution segment designs and markets products to its customers that include wireless telecommunications and medical companies. The carrying solution segment operates in geographic regions that include the United States and Europe. Other geographic sales include Australia and Asia.  Geographic regions are defined based primarily on the location of the customer.  Segment information is as follows:

Revenues from external customers:

Years Ended September 30,

(thousands of dollars)
	2002	2001
United States	$ 6,885	$ 5,530
Europe	8,270	7,557
Other	1,208	90

Total net sales	$ 16,363	$ 13,177

Long-lived assets:

        Identifiable long-lived assets by geographic region are as follows:

September 30, 2002
(thousands of dollars)

United States	$ 260
Europe	25
Other	56

Total identifiable long lived-assets	$ 341

Major Customers:

        The following customers or their affiliates accounted for more than ten percent of the Company's net sales:

	Year Ended September 30, 2002
	U.S.	Europe	Total Company
Motorola	15%	40%	27%
Abbott Labs	10%	16%	12%

	Year Ended September 30, 2001
	U.S.	Europe	Total Company
Motorola	14%	76%	49%
Abbott Labs	15%	12%	13%

            Motorola percentages do not include the sale of licensed Motorola products made by the Company to third parties under its license agreement with Motorola.  No other single customer comprised more than 10% of the Company's net sales.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: November 27, 2002	FORWARD INDUSTRIES, INC.

By: /s/ Jerome E. Ball
Jerome E. Ball
Chief Executive Officer, and
Chairman of the Board

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

November 27, 2002	/s/Jerome E. Ball
Jerome E. Ball
Chief Executive Officer, and
Chairman of the Board
(Principal Executive Officer)

November 27, 2002	/s/Douglas W. Sabra
Douglas W. Sabra
Chief Financial Officer and Vice President
(Principal Financial Officer and
Principal Accounting Officer)

November 27, 2002	/s/Theodore H. Schiffman
Theodore H. Schiffman
Director

November 27, 2002	/s/Michael Schiffman
Michael Schiffman
President and Director

November 27, 2002	/s/Bruce Galloway
Bruce Galloway
Director

November 27, 2002	/s/Jeffery Kuhr
Jeffrey Kuhr
Director

November 27, 2002	/s/Norman Ricken
Norman Ricken
Director

CERTIFICATIONS

I, Jerome E. Ball, certify that:

1.	I have reviewed this annual report on Form 10‑KSB of Forward Industries, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a‑14 and 15d‑14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent  to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November  25, 2002

/s/Jerome E. Ball Jerome E. Ball Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Douglas W. Sabra, certify that:

1.	I have reviewed this annual report on Form 10‑KSB of Forward Industries, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a‑14 and 15d‑14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent  to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25 , 2002

/s/Douglas W. Sabra Douglas W. Sabra Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

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

10.	MATERIAL CONTRACTS

10.1

Consulting Agreement effective as of October 1, 1998 between the Company and Theodore H. Schiffman. incorporated by reference to the Company's 10-KSB Exhibit 4(v)  for the period ended ended September 30, 1999.

	10.2	Employment Agreement effective as of October 1, 1998, between the Company and Michael Schiffman. incorporated by reference to the Company's 10-KSB Exhibit 4(W) for the period ended September 30, 1999.

	10.3	Employment Agreement effective as of January 1, 2001 between the Company and Jerome E. Ball. incorporated by reference to the Company's 10-QSB Exhibit 10.1 for the period ended March 31, 2001.

10.4

Letter Agreement dated as of January 30, 2001 between the Company and Jerome E. Ball. With respect to an apartment located at 300 East 56h Street New York, NY incorporated by reference to the Company's 10-QSB Exhibit 10.2 for the period ended March 31, 2001.

	10.5	Employment Agreement effective as of January 1, 2001 between the Company and Michael M. Schiffman incorporated by reference to the Company's 10-QSB Exhibit 10.3 for the period ended March 31, 2001.

	10.6	Exhibit A to Employment Agreement between the Company and Michael M. Schiffman. incorporated by reference to the Company's 10-QSB Exhibit 10.4 for the period ended March 31, 2001.

	10.7	Employment Agreement effective as of January 1, 2001 between the Company and Douglas W. Sabra incorporated by reference to the Company's 10-QSB Exhibit 10.5 for the period ended March 31, 2001.

16.	LETTER ON CHANGE IN CERTIFYING ACCOUNTANT
	16.1	Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated May 1, 2001.

21	SUBSIDIARIES OF THE SMALL BUSINESS ISSUER
	21.1	Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995)