Form 10QSB
period 2002-12-31
FORWARD INDUSTRIES INC
filed 2003-01-21
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             for the quarterly period ended December 31, 2002.

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

As of January 21, 2003, 5,790,441shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [   ]  No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
THREE MONTHS ENDED DECEMBER 31, 2002
CONTENTS

			PAGE
PART I		FINANCIAL INFORMATION

	Item 1.	Financial statements
		Consolidated Balance Sheets as of December 31, 2002 (Unaudited)
		and September 30, 2002............................................................................................................	3

		Unaudited Consolidated Statements of Income for the Three
		Months Ended December 31, 2002 and 2001........................................................................	4

		Unaudited Consolidated Statements of Cash Flows for the Three
		Months Ended December 31, 2002 and 2001........................................................................	5

		Notes to Consolidated Financial Statements.......................................................................	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................................	11

	Item 3.	Controls and Procedures.............................................................................................................	14

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings........................................................................................................................	15

	Item 2.	Changes in Securities...................................................................................................................	15

	Item 3.	Defaults upon Senior Securities.................................................................................................	15

	Item 4.	Submission of Matters to a Vote of Security Holders............................................................	15

	Item 5.	Other Information.........................................................................................................................	15

	Item 6.	Exhibits and Reports on Form 8-K.............................................................................................	16

		Signatures......................................................................................................................................	16

		Certifications.................................................................................................................................	17
		.

Note Regarding Use of Certain Terms

                In this Quarterly Report on Form 10-QSB, unless the context otherwise requires, the terms "we", "our", "Company" and "Forward" refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; "common stock" refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to our wholly owned subsidiary Koszegi Industries Inc., an Indiana corporation; "Commission" refers to the United States Securities and Exchange Commission; and "Exchange Act" refers to the United States Securities Exchange Act of 1934

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2002
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents............................................................................................	$ 1,391,525	$ 1,207,311
Accounts receivable - net ............................................................................................	3,873,595	2,680,916
Inventories........................................................................................................................	1,182,426	718,986
Prepaid expenses and other current assets.................................................................	128,688	219,124
Deferred tax asset............................................................................................................	15,500	15,500
Total current assets......................................................................................................	6,591,734	4,841,837

Property, plant and equipment - net................................................................................	346,480	341,187
Deferred tax asset...............................................................................................................	161,700	164,500
Other assets.........................................................................................................................	41,337	41,337
TOTAL ASSETS...........................................................................................................	$ 7,141,251	$ 5,388,861

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable...........................................................................................................	$ 2,410,085	$ 1,306,381
Accrued expenses and other current liabilities...........................................................	423,627	291,984
Current portion of capital lease obligations................................................................	28,279	27,814
Total current liabilities.................................................................................................	2,861,991	1,626,179

Long term portion of capital lease obligations...............................................................	51,504	58,751

Commitments and contingencies.....................................................................................

Stockholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued.............	--	--
Common stock, 40,000,000 authorized shares, par value $.01; 6,286,531
shares issued (including 496,090 and 460,890, respectively held in treasury)....	62,865	62,865
Paid-in capital...................................................................................................................	8,251,780	8,251,780
Accumulated deficit........................................................................................................	(3,369,681)	(3,928,827)
	4,944,964	4,385,818
Less: Cost of shares in treasury....................................................................................	(717,208)	(681,887)
Total stockholders' equity...........................................................................................	4,227,756	3,703,931

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................	$ 7,141,251	$ 5,388,861

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2002	2001
Net sales..............................................................................	$ 5,691,642	$ 4,377,073
Cost of goods sold.............................................................	3,851,623	2,925,947
Gross profit..........................................................................	1,840,019	1,451,126

Operating expenses:
Selling...............................................................................	674,420	755,215
General and administrative............................................	619,988	521,904
Total operating expenses.........................................	1,294,408	1,277,919

Income from operations.....................................................	545,611	174,007

Other income (expense):
Interest expense.............................................................	(1,401)	(21,645)
Interest income...............................................................	3,137	7,315
Other income (expense).................................................	36,799	(4,539)
Total other income (expense)...................................	38,535	(18,869)

Income before provision for income taxes......................	584,146	155,138
Provision for income taxes...............................................	25,000	16,900

Net income ..........................................................................	$ 559,146	$ 138,238

Net income per common and common equivalent share
Basic.................................................................................	$ 0.10	$ 0.02
Diluted.............................................................................	$ 0.10	$ 0.02

Weighted average number of common and common equivalent shares outstanding
Basic.................................................................................	5,813,908	5,825,641
Diluted..............................................................................	5,813,908	5,825,641

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net income.............................................................................................................................	$ 559,146	$ 138,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization....................................................................................	32,074	31,821
Deferred taxes................................................................................................................	2,800	--
Changes in operating assets and liabilities:
Accounts receivable.....................................................................................................	(1,192,679)	(861,137)
Inventories.....................................................................................................................	(463,440)	(398,854)
Prepaid expenses and other current assets...............................................................	90,436	124,008
Other assets....................................................................................................................	--	(500)
Accounts payable..........................................................................................................	1,103,704	1,116,518
Accrued expenses and other current liabilities.........................................................	131,643	46,835
NET CASH PROVIDED BY OPERATING ACTIVITIES..................................................	263,684	196,929

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from officer loan repayments......................................................................	--	4,963
Purchases of property, plant and equipment............................................................	(37,367)	(2,069)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES..................................	(37,367)	2,894

CASH FLOW FROM FINANCING ACTIVITIES:
Payments of short-term borrowings...........................................................................	--	(500,000)
Principal payments on capital lease obligations.......................................................	(6,782)	(6,346)
Purchase of treasury shares.........................................................................................	(35,321)	--
NET CASH USED IN FINANCING ACTIVITIES.............................................................	(42,103)	(506,346)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	184,214	(306,523)

CASH AND CASH EQUIVALENTS - beginning of period...........................................	1,207,311	1,376,572

CASH AND CASH EQUIVALENTS - end of period......................................................	1,391,525	$ 1,070,049

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2002 and 2001
(Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003.

The consolidated balance sheet at September 30, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accounting policies used in the preparation of the financial statements included in this Form 10-QSB are the same as those set forth in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2002 and should be read in conjunction with the disclosures presented therein.

Certain reclassifications of the prior period's financial statements have been made to conform to the current period's presentation.

The Company did not have any material components of comprehensive income other than net income.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement). The Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121), however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale."

The Statement also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation's-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business and would extend the reporting of a discontinued operation to a "component of an entity." Further, the Statement requires operating losses from a "component of an entity" to be recognized in the period(s) in which they occur (rather than as of the measurement date as previously required by APB 30). The Company adopted SFAS 144 effective October 1, 2002 and it did not have a material impact on the Company's current financial position or results of operations.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2002 and 2001
(Unaudited)

Recent Accounting Pronouncements (continued)

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No.94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These costs include, but are not limited to: termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. This statement will be adopted effective January 1, 2003 and its application will not have a material impact on the Company's current financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation.  Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25.  The Company will adopt the required disclosure provisions of SFAS No. 148 effective January 1, 2003, and its application is not expected to have a material impact on the Company's current financial position or results of operations

This quarterly report contains forward-looking statements which involve certain risks and uncertainties. Important factors could arise, including those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this quarterly report on Form 10-QSB and those identified in "Risk Factors" in the Company's annual report on Form 10-KSB for the year ended September 30, 2002, which could cause the Company's future operating results to differ materially from those set forth in any forward looking statement.

2.       BORROWINGS UNDER CREDIT LINE

In September 2002, the Company renewed its credit facility with a bank that provides for a maximum uncommitted line of credit of $1.5 million, including $500,000 for letters of credit. The line is renewable annually at the discretion of the bank and expires September 30, 2003. The Company is required to eliminate borrowings for thirty consecutive days during the term of the facility and is required to maintain operating performance that is acceptable to the bank.  The Company completed its thirty-day period with no borrowings in October 2002. Amounts drawn under the credit facility bear interest at the prime rate (4.25% as of December 31, 2002) in effect from time-to-time plus one half of one percent and are secured by a portion of a subsidiary's assets. There are no fees with respect to undrawn balances. At December 31, 2002, there were no outstanding borrowings under the line of credit or outstanding obligations under letters of credit.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2002 and 2001
(Unaudited)

3.      BUSINESS SEGMENT INFORMATION

The Company operates in a single segment providing carrying solutions for portable electronic devices. The Company designs and markets its products primarily to manufacturers of electronic devices such as wireless telecommunications devices and medical equipment.  Geographic locations are determined based primarily on the location of the customer.   Information by geographic location is as follows:

Revenues from external customers:

Three Months Ended December 31,

(thousands of dollars)
	2002	2001
United States	$ 3,081	$ 1,614
Europe	2,325	2,762
Other	286	1
Total net sales	$ 5,692	$ 4,377

4.       EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). The average prices for the Company's common stock for the three-month periods ended December 31, 2002 and December 31, 2001 were $0.95 and $0.90, respectively, which were below the exercise price of any options outstanding. Accordingly, no exercise or dilution is presumed to have occurred.

              Calculation of earnings per share is as follows:

	Three Months Ended December 31,

	2002	2001
Numerator:
Net income...................................................	$ 559,146	$ 138,238

Denominator:
Denominator for basic earnings per share - weighted average shares...........................	5,813,908	5,825,641
Dilutive stock options and warrants - treasury stock method..............................	**	**
Denominator for diluted earnings per share - weighted average shares........................	5,813,908	5,825,641

Net income per common share
Basic.............................................................	$ 0.10	$ 0.02
Diluted..........................................................	$ 0.10	$ 0.02

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2002 and 2001
(Unaudited)

EARNINGS PER SHARE (CONTINUED)

** No dilutive common equivalent shares were outstanding because the average stock price of our common stock was below the exercise price of all outstanding options and warrants.  Common stock equivalents of 2,353,750 and 2,374,625 shares were not considered in the computation of diluted earnings per share in the three-month periods ended December 31, 2002 and 2001, respectively, because their inclusion would have been anti-dilutive.

5.       INCOME TAXES

The Company's income tax provision consists of the following:

	Three Months Ended December 31,

U.S. Federal and State	2002	2001
Current.........................	$ --	$ --
Deferred.......................	--	--

Foreign:
Current.........................	25,000	--
Deferred.......................	--	16,900
Income tax provision	$ 25,000	$ 16,900

In June 2001, the Company established a wholly owned foreign subsidiary in Switzerland to engage in marketing and distribution activities throughout Europe, the Middle East and Africa. At December 31, 2002, the subsidiary had cumulative undistributed earnings of approximately $218,000.  The Company considers its investment in the subsidiary to be permanent.   Accordingly, no provision has been made for U.S. federal income taxes on undistributed foreign earnings.

The Company also has not recorded a provision for U.S. income taxes on its U.S. sourced income because it has, as a component of its deferred tax assets, sufficient net operating tax loss carryforwards available to offset its current U.S. taxable income. The Company has recorded a valuation allowance to reduce its deferred tax assets to their net realizable value. The Company will continue to monitor the likelihood of realization of the benefits of its deferred tax assets and may adjust the valuation allowance in future periods as the benefit of the asset becomes more certain.

6.       COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region") effective January 1, 2001.  Under the terms of the license agreement, as amended, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license requires or required the Company to make minimum guaranteed royalty payments to Motorola over three contract periods as follows:

  $665,000 for the contract period July 1, 2001 to September 30, 2002
  $332,000 for the contract period October 1, 2002 to September 30, 2003
  $408,000 for the contract period October 1, 2003 to September 30, 2004

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2002 and 2001
(Unaudited)

If the Company elects to terminate the license before September 30, 2004, the Company would be required to pay the balance, if any, of the minimum guarantee for the contract period in effect at the date of cancellation.

The minimum royalty commitments are recognized as an expense over the applicable contract period.  The Company recorded royalty expense of $97,000 and $185,000 in the three-month periods ended December 31, 2002 and 2001, respectively, which is included as a component of selling expense in the accompanying consolidated statements of income.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2002 and 2001
(Unaudited)

COMMITMENTS & CONTINGENCIES (CONTINUED)

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

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Company's Unaudited Financial Statements and the notes thereto appearing elsewhere in this Report.  This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, (including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended September 30, 2002) and that actual results may differ materially from the estimates or forecasts set forth in the statements that constitute forward-looking statements as a result of various factors.

        The following discussion and analysis compares our results of operations for the three months ended December 31, 2002, and the three months ended December 31, 2001.

Results of Operations for the Three Months Ended December 31, 2002 (the "2002 Quarter") Compared to the Three Months Ended December 31, 2001 (the "2001 Quarter")

Our net income in the 2002 Quarter was $559 thousand compared to net income of $138 thousand in the 2001 Quarter, an increase of approximately $421 thousand.  Basic and diluted earnings per share were $0.10 for the 2002 Quarter compared to $0.02 per share in the 2001 Quarter.  The 2002 Quarter represents our fifth consecutive quarter of profitability.

Sales and Gross Profit

        Our consolidated net sales increased approximately $1.31 million or 30% to $5.69 million in the 2002 Quarter from $4.38 million in the 2001 Quarter.  Strong demand for our line of diabetic monitoring equipment carrying cases was the primary reason for the sales increase.  We sell these cases to manufacturers of diabetic monitoring and testing equipment such as Bayer, Lifescan, Roche, Abbott Laboratories and Therasense.

        Sales of our cellular phone carrying cases also increased in the 2002 Quarter compared to the 2001 Quarter. Sales to Motorola, the Company's largest customer, increased approximately $230 thousand to $2.13 million in the 2002 Quarter and comprised approximately 37% of overall sales compared to $1.90 million in the 2001 Quarter or 43% of the 2001 Quarter's sales.  Additionally, under our licensing agreement with Motorola, we sold approximately $640 thousand of Motorola branded products to third parties in the 2002 Quarter compared to $500 thousand of such sales in the 2001 Quarter.

        Our gross profit increased approximately $389 thousand or 27% to $1.84 million from $1.45 million as a result of higher sales volumes.  Our gross profit percentage remained fairly consistent at 32% in the 2002 Quarter compared to 33% in the 2001 Quarter despite increased costs we incurred to ship some of our products by air as a result of labor strikes on the west coast of the United States in the 2002 Quarter.

Income from Operations

        Consolidated pretax income from operations increased approximately $372 thousand to $546 thousand in the 2002 Quarter, compared to $174 thousand in the 2001 Quarter.  Our overall operating expenses increased $17 thousand or 1% to $1.29 million in the 2002 Quarter from $1.28 million in the 2001 Quarter.  Operating expenses declined as a percentage of sales to 23% in the 2002 Quarter compared to 29% in the 2001 Quarter due primarily to our higher sales volume in the 2002 Quarter.

        Selling expenses decreased $81 thousand, or approximately 11%, to $674 thousand in the 2002 Quarter, from $755 thousand in the 2001 Quarter.  The decrease is due primarily to lower royalty expenses paid to Motorola due to a change in our license agreement, and lower travel expenses.  The ratio of selling expenses to net sales decreased to 12% in the 2002 Quarter, from approximately 17% in the 2001 Quarter, as a result of the higher sales volume in the 2002 Quarter.

        General and administrative expenses increased $98 thousand, or approximately 19%, to $620 thousand in the 2002 Quarter, from $522 thousand in the 2001 Quarter due to increased personnel costs and slightly higher legal and professional fees.  The ratio of general and administrative expenses to net sales decreased to approximately 11% in the 2002 Quarter, from approximately 12% in the 2001 Quarter, due to the higher sales volume in the 2002 Quarter.

Other Income (Expense)

        Because we had no borrowings under our bank line of credit at any time during the 2002 Quarter, our interest expense declined approximately $20 thousand to $1 thousand, compared to $22 thousand in the 2001 Quarter.  Other income (expense) increased $42 thousand to $37 thousand of income in the 2002 Quarter compared to expense of  $5 thousand in the 2001 Quarter.  The change is due primarily to realized and unrealized foreign currency gains and losses on our Euro denominated accounts.

Income Taxes

        In the 2002 Quarter, our provision for income taxes increased by $8 thousand to $25 thousand compared to $17 thousand in the 2001 Quarter.  The increase was a result of higher earnings generated by our subsidiary in Switzerland.  We did not record a provision for U.S. income taxes in either quarter as we have sufficient net operating tax loss carryforwards available to offset our current U.S. taxable income for which we have recorded a valuation allowance.  We will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may adjust the allowance in future periods as the benefit of the asset becomes more certain.

Liquidity and Capital Resources

        We generated $264 thousand of cash from operations in the 2002 Quarter, compared to $197 thousand in the 2001 Quarter.  The 2002 Quarter's operating cash flows resulted primarily from net income of $559 thousand, adjusted for non-cash items including deferred taxes of $2 thousand and depreciation expense of $32 thousand.  The increases in accounts receivable and inventory of $1.2 million and  $463 thousand, respectively, were a result of higher sales and were partially offset by increases in accounts payable of $1.1 million, accrued expenses of $132 thousand and decreases in prepaid expense of $90 thousand.

        We used $37 thousand of cash in investing activities in the 2002 Quarter to purchase additional computer equipment and software, compared to providing $3 thousand in the 2001 Quarter.

        Financing activities used $42 thousand in cash in the 2002 Quarter, including $35 thousand used to purchase 35,200 shares of our common stock in the open market and to make $7 thousand of capital lease principal payments.  In the 2001 Quarter, financing activities used $506 thousand when we repaid $500 thousand of our credit line and made $6 thousand in capital lease principal payments.

        At December 31, 2002, our current ratio (current assets divided by current liabilities) was 2.30 and our quick ratio (current assets less inventories divided by current liabilities) was 1.89. Our working capital (current assets less current liabilities) was approximately $3.7 million and our only long-term debt consisted of approximately $52 thousand owed on capital leases.

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

        We renewed our credit facility with a bank effective September 30, 2002 until September 30, 2003. The credit facility provides for a maximum uncommitted line of credit totaling $1.5 million, including a $1.0 million sublimit for direct borrowings and bankers acceptances and a $500,000 sublimit for letters of credit.  The credit line is renewable at the discretion of the bank and is secured by a portion of our assets. There are no financial ratios or other restrictive covenants associated with the credit facility. We are, however, required to have a consecutive 30-day period during the term of the credit facility with zero borrowings, submit to periodic bank examinations and maintain performance acceptable to the bank.  Amounts borrowed under the credit facility bear interest at the bank's prime rate in effect from time-to-time plus one half of one percent. There are no fees payable in respect of undrawn balances under the credit facility. This is an uncommitted line of credit and there is no guarantee the bank will grant additional cash advances under the line of credit to us if required, or that our performance will remain satisfactory to the bank, or that the bank will renew the credit facility. Although we believe that we could obtain alternate financing in the event of a loss of our current facility, there can be no assurance that such financing could be obtained and the failure to do so could have a material adverse affect on our liquidity and financial condition. We completed the 30-day period with zero borrowings in October 2002. At December 31, 2002, we had no borrowings under the credit facility and no commitments for letters of credit and the entire credit line was available for our use.

        On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our common stock, or approximately seven percent. In the 2002 Quarter we purchased 35,200 shares of common stock for an aggregate purchase price of $35,300 in the open market.  We have not made any other repurchases under that authorization.

        We have licensed the use of certain trademarks of Motorola, which permits us to sell carrying cases bearing those marks throughout the EMEA Region. Under the terms of the license agreement, effective January 1, 2001, we are required to pay Motorola a royalty based upon specified percentages of our net sales to third parties of licensed products within the EMEA Region. The license, as it has been amended, requires or required us to make minimum royalty payments to Motorola over three contract periods as follows:

  $665,000 for the contract period of July 1, 2001 to September 30, 2002

  $332,000 for the contract period of October 1, 2002 to September 30, 2003

  $408,000 for the contract period of October 1, 2003 to September 30, 2004

        If we elect to terminate the license before September 30, 2004, we would be required to pay the royalty due for the contract period in effect at the date of cancellation. Motorola has not guaranteed us a minimum amount of revenues from the sale of the licensed products and we cannot guarantee that we will generate sufficient revenues to recoup the minimum royalty payments that we are obligated to pay to Motorola. The failure to generate such revenues could have a material adverse effect on our results of operations.  In the 2002 Quarter we generated approximately $640 thousand of sales to third parties under this license agreement for which we are obligated to pay Motorola a royalty in excess of the minimum quarterly installment payable under the agreement.

        The Company did not incur any long-term debt in the 2002 Quarter and at December 31, 2002 we had no long-term debt other than capital lease obligations outstanding.

Contractual Obligations and Commercial Commitments

        The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of December 31, 2002:

Contractual Obligation or Commitment	Jan 03 - Dec 03	Jan 03- Dec 05	Jan 06 - Dec 07	Thereafter
Employment & Consulting Agreements	$ 800,000	$ 230,000	$ 0	$ 0
Operating Leases	183,000	355,000	57,000	0
License Agreements**	351,000	306,000	0	0
Totals	$1,334,000	$891,000	$ 57,000	$ 0

** The amounts shown as licensee agreement obligations represent the minimum amounts the Company would incur as a royalty expense under the present terms of its Motorola license agreement..

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities.

ITEM 3.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

        Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls.

        There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken

PART II.     OTHER INFORMATION

        ITEM 1.                  LEGAL PROCEEDINGS

                None.

        ITEM 2.                  CHANGES IN SECURITIES

                None.

        ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

                None.

        ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

        ITEM 5.                  OTHER INFORMATION

Previously, on October 22, 2002, Nasdaq had advised us that our common stock did not meet the requirements for continued listing on the Nasdaq SmallCap Market and that, effective November 1, 2002, our common stock would be delisted for failing to maintain a minimum bid price of $1. We requested a hearing to review Nasdaq's determination, and a hearing was held December 5, 2002. On January 6, 2003, the Nasdaq Listing Qualifications Panel informed us that they were of the opinion that we had evidenced compliance with the bid price requirement and all other requirements for continued listing on the Nasdaq SmallCap Market, and they expressed confidence in our ability to sustain compliance with those requirements over the long term.  Accordingly, the Panel determined to continue listing our common stock and closed the hearing file.

Effective January 1, 2003, Mr. Jerome Ball, our Chairman and Chief Executive Officer, and the Company agreed to extend his employment agreement for two years until December 31, 2004 in accordance with the extension terms of such agreement. In addition, in consideration for Mr. Ball's agreement that the Company would have no further obligations with respect to a New York City apartment, the lease for which was assumed by the Company in connection with the relocation of our offices to Florida in 2000, Mr. Ball's annual salary was increased to $230,000.  Because he previously agreed to forego $40,000 per year, as noted below, he will be paid an annual salary of $190,000 until September 30, 2003 and $230,000 thereafter.  Our Compensation Committee approved the revised terms of Mr. Ball's employment.  All other terms and conditions of Mr. Ball's employment agreement remain unchanged.

As previously reported, effective August 1, 2002, Mr. Ball, and other executives of the Company agreed to forego a portion of the salaries stipulated in their respective employment agreements.  Mr. Ball agreed to forego $40,000 on an annual basis until September 30, 2003.  Mr. Ball and the other executives further agreed that such amounts would be repaid only if the Company achieves certain profitability targets in Fiscal 2003 as set forth by our compensation committee.

        ITEM 6.        EXHIBITS AND REPORTS

(a) Exhibits filed herewith:

99.1        Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.2        Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

        For the three month period ended December 31, 2002 the Company filed the following current reports on Form 8-K:

The Company's Current Report filed October 24, 2002 on Form 8-K, Item 5, announcing its intention to appeal a decision by NASDAQ to delist the Company's common stock effective November 1, 2002.

The Company's Current Report filed November 26, 2002, on Form 8-K, Item 9, announcing its results of operations for the year ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  January 21, 2003

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Jerome E. Ball
Jerome E. Ball
Chairman and Chief Executive Officer

By: /s/ Douglas W. Sabra
Douglas W. Sabra
Vice President, Chief Financial Officer and
Principal Accounting Officer

CERTIFICATIONS

I, Jerome E. Ball, certify that:

1.                    I have reviewed this quarterly report on Form 10‑QSB of Forward Industries, Inc.;

2.                    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a‑14 and 15d‑14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.                    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent  to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003

/s/Jerome E. Ball Jerome E. Ball Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Douglas W. Sabra, certify that:

1.                    I have reviewed this quarterly report on Form 10‑QSB of Forward Industries, Inc.;

2.                    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a‑14 and 15d‑14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.                    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent  to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21 , 2003

/s/Douglas W. Sabra Douglas W. Sabra Chief Financial Officer (Principal Financial and Accounting Officer)