Form 10QSB
period 2003-03-31
FORWARD INDUSTRIES INC
filed 2003-04-22
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

 (Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             for the quarterly period ended March 31, 2003.

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

As of April 22, 2003, 5,780,441shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [   ]  No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2003
CONTENTS

			PAGE
PART I		FINANCIAL INFORMATION

	Item 1.	Financial statements
		Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
		and September 30, 2002............................................................................................................	3

		Unaudited Consolidated Statements of Income for the Three and Six
		Months Ended March 31, 2003 and 2002..............................................................................	4

		Unaudited Consolidated Statements of Cash Flows for the Six
		Months Ended March 31, 2003 and 2002..............................................................................	5

		Notes to Consolidated Financial Statements.......................................................................	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................................	13

	Item 3.	Controls and Procedures.............................................................................................................	20

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings........................................................................................................................	21

	Item 2.	Changes in Securities...................................................................................................................	21

	Item 3.	Defaults upon Senior Securities.................................................................................................	21

	Item 4.	Submission of Matters to a Vote of Security Holders............................................................	21

	Item 5.	Other Information.........................................................................................................................	21

	Item 6.	Exhibits and Reports on Form 8-K.............................................................................................	21

		Signatures......................................................................................................................................	22

		Certifications.................................................................................................................................	23
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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2003	2002
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents............................................................................................	$ 1,564,786	$ 1,207,311
Accounts receivable - net .............................................................................................	2,406,221	2,680,916
Inventories........................................................................................................................	1,111,128	718,986
Prepaid expenses and other current assets.................................................................	239,034	219,124
Deferred tax asset............................................................................................................	15,500	15,500
Total current assets......................................................................................................	5,336,669	4,841,837

Property, plant and equipment - net................................................................................	315,057	341,187
Deferred tax asset...............................................................................................................	161,700	164,500
Other assets.........................................................................................................................	41,337	41,337
TOTAL ASSETS...........................................................................................................	$ 5,854,763	$ 5,388,861

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable...........................................................................................................	$ 926,803	$ 1,306,381
Accrued expenses and other current liabilities...........................................................	455,190	291,984
Current portion of capital lease obligations................................................................	28,752	27,814
Total current liabilities.................................................................................................	1,410,745	1,626,179

Long term portion of capital lease obligations...............................................................	44,136	58,751

Commitments and contingencies

Stockholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued.............	--	--
Common stock, 40,000,000 authorized shares, par value $.01; 6,286,531
shares issued (including 506,090 and 460,890 shares, respectively, held in treasury).........................................................................................................................	62,865	62,865
Paid-in capital...................................................................................................................	8,251,780	8,251,780
Accumulated deficit........................................................................................................	(3,178,550)	(3,928,827)
	5,136,095	4,385,818
Less: Cost of shares in treasury....................................................................................	(736,213)	(681,887)
Total stockholders' equity...........................................................................................	4,399,882	3,703,931

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................	$ 5,854,763	$ 5,388,861

The accompanying notes are an integral part of the consolidated financial statements

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
Net sales...............................................................................	$ 3,903,559	$ 3,851,603	$ 9,595,200	$ 8,228,676
Cost of goods sold..............................................................	2,704,059	2,551,179	6,555,681	5,477,126
Gross profit...........................................................................	1,199,500	1,300,424	3,039,519	2,751,550

Operating expenses:
Selling...............................................................................	577,589	701,083	1,252,008	1,456,299
General and administrative............................................	499,371	515,134	1,119,359	1,037,037
Total operating expenses.........................................	1,076,960	1,216,217	2,371,367	2,493,336

Income from operations......................................................	122,540	84,207	668,152	258,214

Other income (expense):
Interest expense..............................................................	(1,288)	(14,230)	(2,689)	(35,876)
Interest income................................................................	1,702	3,938	4,838	11,253
Other income (expense)..................................................	59,579	(20,360)	96,376	(24,898)
Total other income (expense)...................................	59,993	(30,652)	98,525	(49,521)

Income before provision for income taxes.......................	182,533	53,555	766,677	208,693
Provision (benefit) for income taxes.................................	(8,600)	2,500	16,400	19,400

Net income ...........................................................................	$ 191,133	$ 51,055	$ 750,277	$ 189,293

Net income per common and common equivalent share
Basic............................................................................	$ 0.03	$ 0.01	$ 0.13	$ 0.03
Diluted.........................................................................	$ 0.03	$ 0.01	$ 0.13	$ 0.03

Weighted average number of common and common equivalent shares outstanding
Basic.............................................................................	5,783,774	5,825,641	5,798,841	5,825,641
Diluted..........................................................................	5,953,929	5,825,641	5,883,918	5,825,641

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income....................................................................................................................	$ 750,277	$ 189,293
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property, plant and equipment.................................................	7,057	--
Depreciation and amortization..............................................................................	65,681	63,641
Deferred taxes.........................................................................................................	2,800	--
Write down of assets held for sale......................................................................	--	25,000
Changes in operating assets and liabilities:
Accounts receivable.........................................................................................	274,695	(8,112)
Inventories.........................................................................................................	(392,142)	(498,138)
Prepaid expenses and other current assets...................................................	(19,911)	118,024
Other assets.......................................................................................................	--	(2,379)
Accounts payable.............................................................................................	(379,578)	262,423
Accrued expenses and other current liabilities.............................................	163,206	(26,689)
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................................	472,085	123,063

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment............................................	3,591	--
Proceeds from officer loan repayments.....................................................................	--	10,634
Purchases of property, plant and equipment............................................................	(50,198)	(2,069)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.............................	(46,607)	8,565

CASH FLOW FROM FINANCING ACTIVITIES:
Payments of short-term borrowings............................................................................	--	(500,000)
Principal payments on capital lease obligations........................................................	(13,677)	(12,799)
Purchase of treasury shares..........................................................................................	(54,326)	--
NET CASH USED IN FINANCING ACTIVITIES............................................................	(68,003)	(512,799)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	357,475	(381,171)

CASH AND CASH EQUIVALENTS - beginning of period..........................................	1,207,311	1,376,572

CASH AND CASH EQUIVALENTS - end of period.....................................................	$ 1,564,786	$ 995,401

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

1.          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003.

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

The Company did not have any material components of other comprehensive income other than net income.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement). The Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121); however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale."

The Statement also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business and would extend the reporting of a discontinued operation to a "component of an entity." Further, the Statement requires operating losses from a "component of an entity" to be recognized in the period(s) in which they occur (rather than as of the measurement date as previously required by APB 30). The Company adopted SFAS 144 effective October 1, 2002 and it did not have an impact on the Company's current financial position or results of operations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

Recent Accounting Pronouncements  (continued)

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections. For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment was required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sale-leasebacks and sublease accounting. We adopted the provisions of SFAS 145 effective October 1, 2002. The adoption of SFAS 145 did not have an impact on the results of operations or financial position of the Company.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No.94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These costs include, but are not limited to: termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. This statement was adopted effective January 1, 2003 and its application did not have an impact on the Company's current financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25.  The Company adopted the required disclosure provisions of SFAS No. 148 effective January 1, 2003, and its application did not have an impact on the Company's current financial position or results of operations

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that certain guarantees be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements under FIN 45 for the quarter ended March 31, 2003 and will adopt the initial recognition and initial measurement provisions for any guarantees issued or modified after March 31, 2003. The adoption of FIN 45 is not expected to have a material impact on the results of operations or financial position of the Company.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

Recent Accounting Pronouncements  (continued)

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the results of operations or financial position of the Company.

2.          CREDIT FACILITIES

In September 2002, the Company renewed its credit facility with a bank that provides for a maximum uncommitted line of credit of $1.5 million, including $500,000 for letters of credit. The line is renewable annually at the discretion of the bank and expires September 30, 2003. The Company is required to eliminate borrowings for thirty consecutive days during the term of the facility and is required to maintain operating performance that is acceptable to the bank.  The Company completed its thirty-day period with no borrowings in October 2002. Amounts drawn under the credit facility bear interest at the prime rate (4.25% as of March 31, 2003) in effect from time-to-time plus one half of one percent and are secured by a portion of a subsidiary's assets. There are no fees with respect to undrawn balances. There have been no drawings or payments during the six months ended March 31, 2002 and at March 31, 2003, there were no outstanding borrowings or letters of credit obligations under this facility.

In February 2003, the Company, through a foreign subsidiary, established an additional credit facility with a bank that provides for a maximum uncommitted line of credit of $400,000.  Amounts borrowed under the facility may be structured as either term loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  The bank or the Company may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed as a revolving line of credit must be settled quarterly or converted into term loans.  An intercompany balance owed by the subsidiary to the Company secures borrowings under the line and the subsidiary has agreed to certain covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.1% as of March 31, 2003).  Additionally, the Company pays a credit commission of 0.25% of the maximum amount of credit used during a quarter. This credit facility has not been used, therefore, at March 31, 2003 there were no outstanding borrowings under this credit facility.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

Revenues from external customers (all amounts in $000):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
United States.................	$ 2,596	$ 1,296	$ 5,676	$ 2,910
Europe...........................	1,195	2,292	3,520	5,054
Other.............................	113	264	399	265
Total net sales................	$ 3,904	$ 3,852	$ 9,595	$ 8,229

4.          EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). The average prices for the Company's common stock for the three-and six-month periods ended March 31, 2002 were $0.95 and $0.97, respectively, which were below the exercise price of any options outstanding. Accordingly, no exercise or dilution is presumed to have occurred in those periods.

Calculation of earnings per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Numerator:
Net income...................................	$ 191,133	$ 51,055	$ 750,277	$ 189,293
Denominator:
Denominator for basic earnings per share - weighted average shares...........................................	5,783,774	5,825,641	5,798,841	5,825,641
Dilutive stock options and warrants - treasury stock method........................................	170,155	**	85,077	**
Denominator for diluted earnings per share - weighted average shares...........................................	5,953,929	5,825,641	5,883,918	5,825,641
Net income per common share
Basic.............................................	$ 0.03	$ 0.01	$ 0.13	$ 0.03
Diluted..........................................	$ 0.03	$ 0.01	$ 0.13	$ 0.03
Shares excluded due to antidilution	1,594,625	2,374,625	1,594,625	2,374,625

** No dilutive common equivalent shares were outstanding because the average price of our common stock, as quoted on the NASDAQ SmallCap Market, was below the exercise price of all outstanding options and warrants in this period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

5.          INCOME TAXES

             The Company's income tax provision (benefit) consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
U.S. Federal and State:	2003	2002	2003	2002
Current.....................................	$ --	$ --	$ --	$ --
Deferred...................................	--	--	--	--

Foreign:
Current.....................................	(8,600)	2,500	19,200	19,400
Deferred...................................	--	--	(2,800)	--
Income tax provision (benefit)	$ (8,600)	$ 2,500	16,400	19,400

In June 2001, the Company established a wholly owned foreign subsidiary in Switzerland to engage in marketing and distribution activities throughout Europe, the Middle East and Africa. At March 31, 2003, the subsidiary had cumulative undistributed earnings of approximately $142,000.  The Company considers its investment in the subsidiary to be permanent.   Accordingly, no provision has been made for U.S. federal income taxes on undistributed foreign earnings.

The Company also has not recorded a provision for U.S. income taxes on its U.S. source income because it has, as a component of its deferred tax assets, sufficient net operating tax loss carryforwards available to offset its current U.S. taxable income. The Company has recorded a valuation allowance to reduce its deferred tax assets to their net realizable value. The Company will continue to monitor the likelihood of realization of the benefits of its deferred tax assets and may adjust the valuation allowance in future periods as the benefit of the asset becomes more certain.

6.          COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region") effective January 1, 2001.  Under the terms of the license agreement, as amended, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license provides for minimum guaranteed royalty payments by the Company to Motorola over three contract periods as follows:

  $665,000 for the contract period July 1, 2001 to September 30, 2002

  $332,000 for the contract period October 1, 2002 to September 30, 2003

  $408,000 for the contract period October 1, 2003 to September 30, 2004

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

COMMITMENTS AND CONTINGENCIES (CONTINUED)

If the Company elects to terminate the license before September 30, 2004, the Company would be required to pay the balance, if any, of the minimum guarantee for the contract period in effect at the date of cancellation.

The minimum royalty commitments are recognized as an expense over the applicable contract period.  The Company recorded royalty expense of $69,000 and $170,000 for the three-month periods ended March 31, 2003 and 2002, respectively, and $166,000 and $340,000 for the six-month period ended March 31, 2003 and 2002, respectively, which is included as a component of selling expense in the accompanying consolidated statements of income.

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

7.         ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123, which provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. The Company has elected to continue to account for its stock-based employee compensation plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The following disclosures are provided in accordance with SFAS 148.

The Company has a stock option plan and accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost has been reflected in net income, as all options granted under the plan had an exercise price equal to the quoted market value of the underlying common stock on the date of grant.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

7.          ACCOUNTING FOR STOCK BASED COMPENSATION (CONTINUED)

If the Company had elected to recognize expense in the three and six month periods ended March 31, 2003 and 2002, for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, unaudited net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
Net income, as reported..................	$ 191,133	$ 51,055	$ 750,277	$ 189,293
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects.............	30,384	72,981	60,768	154,454
Pro forma net income (loss)..........	$ 160,752	$ (21,926)	$ 689,509	$ 34,839

Earnings (loss) per share:
Basic - as reported......................	$ 0.03	$ 0.01	$ 0.13	$ 0.03
Basic - pro forma.........................	$ 0.03	$ 0.00	$ 0.12	$ 0.01

Diluted - as reported...................	$ 0.03	$ 0.01	$ 0.13	$ 0.03
Diluted - pro forma......................	$ 0.03	$ 0.00	$ 0.12	$ 0.01

The fair value of the above stock-based compensation costs was determined using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable and does not include a discount for large block trades.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

The following discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2003, (the "2003 Quarter") with the three months ended March 31, 2002 (the "2002 Quarter"), and the six months ended March 31, 2003 (the "2003 Period") and the six months ended March 31, 2002, (the"2002 Period") and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Report. There have been no material changes in critical accounting estimates since September 30, 2002.  All figures in the following discussion are presented on a consolidated basis.

Results of Operations for the 2003 Quarter compared to the 2002 Quarter

Our net income in the 2003 Quarter was $191,000 compared to net income of $51,000 in the 2002 Quarter, an increase of approximately $140,000.  Basic and diluted earnings per share were $0.03 for the 2003 Quarter compared to $0.01 per share in the 2002 Quarter.

Sales

Net sales increased by approximately $52,000 to approximately $3.90 million in the 2003 Quarter compared to approximately $3.85 million in the 2002 Quarter.  The tables below set forth our sales by product line and geographic location of our customers for the 2003 and 2002 Quarters.

Sales for 2003 Quarter 3 Months ended March 31, 2003 (millions of dollars)
	US	Europe	Other	Total
Cell Phone Products	$0.64	$0.45	$0.08	$1.17
Diabetic Products	1.48	0.75	--	2.23
Other Product Sales	0.48	--	0.03	0.50
Total*	$2.60	$1.20	$0.11	$3.90

Sales for 2002 Quarter 3 Months ended March 31, 2002 (millions of dollars)
	US	Europe	Other	Total
Cell Phone Products	$0.09	$1.36	0.26	$1.71
Diabetic Products	0.66	0.93	--	1.59
Other Product Sales	0.55	--	--	0.55
Total*	$1.30	$2.29	$0.26	$3.85

* Tables may not total due to rounding.

Cell Phone Product Sales:

Our cell phone products include cases, carrying straps, faceplates and other decorative attachments used to carry or enhance the appearance of various cellular telephones.  We sell these products directly to cell phone manufacturers such as Motorola and Nokia and also distribute our products directly to wholesalers and retailers in the Europe, Middle East and Africa ("EMEA") region under a license agreement with Motorola.

Sales of our cell phone products declined approximately $540,000 from $1.71 million in the 2002 Quarter to approximately $1.17 million in the 2003 Quarter.  The primary reason for the decline was that our largest European customer, Motorola Germany, decreased orders by approximately $830,000.  We have historically supplied Motorola Germany with our carrying cases which they included "in-box" with their phones for shipment to their distributors.  Motorola Germany did not order any of our cases for in-box carry case programs in the 2003 Quarter. We continue to work closely with Motorola Germany and believe they will resume their in-box programs with us as they launch additional phones, however, there can be no assurance that this will occur.  The decrease in sales to Motorola Germany was partially offset by an increase of approximately $545,000 in sales to other Motorola units in the U.S.  Overall sales of Motorola products in the 2003 Quarter were approximately $1.09 million compared to $1.46 million in the 2002 Quarter (including sales to third parties of Motorola branded products under our licensing agreement with Motorola of $400,000 and $430,000 in the 2003 and 2002 Quarters, respectively).

Diabetic Product Sales:

We design and sell a line of carrying cases used by people with diabetes to carry their insulin and other diabetic monitoring equipment such as blood glucose monitors. We sell these cases directly to manufactures of this equipment such as Abbott Labs, Bayer, Lifescan (a subsidiary of Johnson & Johnson), Therasense and Roche.  Sales of these cases increased approximately $640,000 to approximately $2.23 million in the 2003 Quarter compared to sales of approximately $1.59 million in the 2002 Quarter. The primary reason for the increase is the addition of Bayer products that occurred in the fourth quarter of Fiscal 2002.

Other Product Sales:

We design and sell a number of other carrying solutions such as camera bags, sporting goods and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our customers.  By their nature, sales of our customized products can vary from period to period without reflecting a significant trend in the overall demand for these items.  Sales of these products remained relatively stable at approximately $500,000 in the 2003 Quarter compared to sales of approximately $550,000 in the 2002 Quarter.

Gross Profit

  Our gross profit decreased approximately $101,000 to approximately $1.20 million in the 2003 Quarter from approximately $1.30 million in the 2002 Quarter despite the slight increase in our sales.  Our gross profit percentage fell to 31% in the 2003 Quarter from 34% in the 2002 Quarter.  The product mix of our sales affects our gross profit margin, as we generally receive a lower margin on diabetic products than on cell phone products.  In addition, product mix within our cell phone product line affects our gross profit margin because sales under our Motorola license agreement generally command a higher gross profit than large bulk sales to OEM customers.  Additionally, freight expense in the 2002 Quarter was reduced by approximately $77,000 due to import duties and United States customs refunds we received that served to reduce our cost of sales thereby contributing to a higher gross profit percentage in Fiscal 2002.

Selling, General and Administrative Expense

Selling expenses decreased $123,000, or approximately 18%, to $577,000 in the 2003 Quarter, from approximately$701,000 in the 2002 Quarter, due primarily to lower royalty expenses of approximately$100,000 paid to Motorola due to the amendment, which as previously reported, became effective in August 2002, and approximately$33,000 lower personnel expenses offset by slight increases in other selling accounts.  The ratio of selling expenses to net sales decreased to 15% in the 2003 Quarter, from approximately 18% in the 2002 Quarter, as a result of the higher sales volume in the 2003 Quarter and lower expenses.

General and administrative expenses decreased approximately 3% or approximately $16,000, to approximately $499,000 in the 2003 Quarter, from approximately $515,000 in the 2002 Quarter.

Our overall operating expenses decreased approximately $139,000 or 11% to approximately $1.08 million in the 2003 Quarter, from approximately $1.22 million in the 2002 Quarter.  Operating expenses declined as a percentage of sales to 28% in the 2003 Quarter compared to 32% in the 2002 Quarter as a result.

Income from Operations

Pretax income from operations increased approximately $38,000 to $122,000 in the 2003 Quarter, compared to $84,000 in the 2002 Quarter, as a result of the decline in operating expenses, partially offset by the reduction in gross profit as described above.

Other Income (Expense)

Because we had no borrowings under our bank lines of credit at any time during the 2003 Quarter, our interest expense declined approximately $13,000 to approximately$1,000, compared to approximately$14,000 in the 2002 Quarter.  Other income (expense) increased approximately$80,000 to approximately$60,000 of income in the 2003 Quarter compared to expense of approximately$20,000 in the 2002 Quarter.  The 2003 Quarter includes approximately$36,000 of realized and unrealized foreign currency transaction gains and approximately$24,000 of income from a bad debt recovery compared to the 2002 Quarter of approximately$12,000 of realized and unrealized foreign currency transaction losses and the write down of an asset held for sale of approximately$25,000 which was partially offset by a bad debt recovery of approximately $17,000.

Income Taxes

In the 2003 Quarter, our provision for income taxes decreased by approximately $11,000 to a benefit of approximately $9,000 compared to a provision of approximately $3,000 in the 2002 Quarter.  The decrease was a result of a quarterly loss generated by our subsidiary in Switzerland.  We did not record a provision for U.S. income taxes in either quarter as we have sufficient net operating tax loss carryforwards available to offset our current U.S. taxable income for which we have recorded a valuation allowance.  We will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may adjust the allowance in future periods as the benefit of the asset becomes more certain.

The following discussion and analysis compares our results of operations for the six months ended March 31, 2003, and the six months ended March 31, 2002.

Results of Operations for the 2003 Period Compared to the 2002 Period

Our net income in the 2003 Period was approximately $750,000 compared to net income of approximately $189,000 in the 2002 Period, an increase of approximately $561,000.  Basic and diluted earnings per share were $0.13 for the 2003 Period compared to $0.03 per share in the 2002 Period.

Sales

Net sales increased approximately$1.37 million or 17% to approximately$9.60 million in the 2003 Period compared to approximately$8.23 million in the 2002 Period.

The tables below set forth our sales by product line and geographic location for the 2003 and 2002 Periods.

Sales for 2003 Period 6 Months ended March 31, 2003 (millions of dollars)
	US	Europe	Other	Total
Cell Phone Products	$2.01	$1.87	0.25	$4.13
Diabetic Products	2.68	1.65	--	4.33
Other Product Sales	1.00	--	0.15	1.15
Total*	$5.69	$3.52	$0.40	$9.60

Sales for 2002 Period 6 Months ended March 31, 2002 (millions of dollars)
	US	Europe	Other	Total
Cell Phone Products	$0.35	$3.52	$0.27	$4.14
Diabetic Products	1.67	1.53	--	3.20
Other Product Sales	0.89	--	--	0.89
Total*	$2.91	$5.05	$0.27	$8.23

* Tables may not total due to rounding.

Cell Phone Product Sales:

Sales of our cell phone products remained stable at approximately $4.13 million in the 2003 Period compared to approximately $4.14 million in the 2002 Period.  As described above, in the second half of the 2003 Period, sales to Motorola Germany, declined while sales to Motorola entities in the Unites States increased. This can occur as the various operating activities within Motorola place orders for our products.  Despite the shift, overall sales of Motorola products remained steady at approximately $3.8 million in the 2003 and 2002 Periods (including sales to third parties of Motorola branded products under our licensing agreement with Motorola of approximately $1.05 million and approximately $930,000 in the 2003 and 2002 Periods, respectively).

Diabetic Product Sales:

Due to strong demand for our diabetic equipment carrying cases, they have surpassed cell phone products as our leading revenue generator and now constitute approximately 45% of our overall sales.  Sales of these cases increased approximately $1.13 million to approximately $4.33 million in the 2003 Period compared to sales of approximately $3.20 million in the 2002 Period.

Other Product Sales:

Sales of these products increased by approximately $260,000 to approximately $1.15 million in the 2003 Period compared to sales of approximately $890,000 in the 2002 Period.

Gross Profit

  Our gross profit on sales increased approximately $288,000 to approximately $3.04 million in the 2003 Period from approximately $2.75 million in the 2002 as a result of our higher sales volume.  Our gross profit percentage fell to 32% in the 2003 Period from 33% in the 2002 Period as a result of the relatively higher contribution of product sales from our diabetic line of products. Additionally, as discussed above, freight expense in the 2002 Period was reduced by approximately $77,000 due to import duties and United States customs refunds we received that served to reduce our freight expenses thereby contributing to a higher gross profit percentage in the 2002 Period compared to the 2003 Period.

Selling, General and Administrative Expense

Selling expenses decreased approximately $204,000, or approximately 14%, to approximately$1.25 million in the 2003 Period, from approximately$1.46 million in the 2002 Period.  The decrease is due primarily to lower royalty expenses of approximately$164,000 due to the amendment of our license agreement with Motorola in August 2002, approximately$28,000 lower travel expenses due to less travel by our sales force and approximately$18,000 less rent expense due to the closure of our Copenhagen office.  The ratio of selling expenses to net sales decreased to 13% in the 2003 Period, from approximately 18% in the 2002 Period, as a result of the higher sales volume in the 2003 Period and lower selling expenses.

General and administrative expenses increased approximately 8% or approximately $83,000, to approximately $1.12 million in the 2003 Period, from approximately $1.04 million in the 2002 Period.  The primary cause of the increase is the accrual of certain personnel expenses based on the operating performance of the company partially offset by lower professional fees.

Our overall operating expenses decreased approximately $122,000 or 5% to approximately $2.37 million in the 2003 Period from approximately $2.49 in the 2002 Period.  Operating expenses declined as a percentage of sales to 25% in the 2003 Period compared to 30% in the 2002 Period as a result of higher sales volume and lower operating expenses.

Income From Operations

Pretax income from operations increased approximately $410,000 to approximately$668,000 in the 2003 Period, compared to approximately$258,000 in the 2002 Period as a result of the increased gross profit and the decrease in operating expenses, as described above.

Other Income (Expense)

Because we had no borrowings under our bank lines of credit at any time during the 2003 Period, our interest expense declined approximately $33,000 to approximately$3,000, compared to approximately$36,000 in the 2002 Period.  Other income (expense) increased approximately$121,000 to approximately$96,000 of income in the 2003 Period compared to expense of approximately$25,000 in the 2002 Period.  The 2003 Period includes approximately$72,000 of realized and unrealized foreign currency transaction gains and approximately$24,000 of income from a bad debt recovery compared to the 2002 Period of approximately$17,000 of realized and unrealized foreign currency transaction losses and the write down of an asset held for sale of approximately$25,000 which was partially offset by a bad debt recovery of approximately$17,000.

Income Taxes

In the 2003 Period, our provision for income taxes decreased by approximately $3,000 to approximately $16,000 compared to approximately $19,000 in the 2002 Period.  The decrease was a result of less income generated by our subsidiary in Switzerland.  We did not record a provision for our U.S. income taxes in either Period as we have sufficient net operating tax loss carryforwards available to offset our current U.S. taxable income for which we have recorded a valuation allowance.  We will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may adjust the allowance in future periods as the benefit of the asset becomes more certain.

Liquidity and Capital Resources

We generated approximately $472,000 of cash from operations in the 2003 Period, compared to approximately $123,000 in the 2002 Period.  The 2003 Period's operating cash flows resulted primarily from net income of approximately $750,000, adjusted for non-cash items including deferred taxes of approximately $3,000, loss on sale of property, plant and equipment of approximately $7,000, and depreciation expense of approximately $66,000.  Improved cash collections helped us decrease our accounts receivable by approximately $275,000 in the 2003 period.  The Company decreased its accounts payable by $380,000 in the 2003 Period and increased its inventory by approximately $392,000 in anticipation of sales. This is in contrast to increases of approximately $262,000 and approximately $498,000, in accounts payable and inventory, respectively, in the 2002 Period.

Investing activities used approximately $47,000 in the 2003 Period including approximately $50,000 to purchase additional computer equipment and software, which was offset by approximately $3,000 proceeds from the sale of other equipment.  In the 2002 Period, investing activities provided approximately $9,000 including the collection of approximately $11,000 of officer's loans offset by approximately $2,000 of equipment purchases.

Financing activities used approximately $68,000 in the 2003 Period, including approximately $54,000 used to purchase 45,200 shares of our common stock in the open market and to make approximately $14,000 of capital lease principal payments.  In the 2002 Period, financing activities used approximately $513,000 when we repaid $500,000 of our credit line and made approximately $13,000 in capital lease principal payments.

At March 31, 2003, our current ratio (current assets divided by current liabilities) was 3.78 and our quick ratio (current assets less inventories divided by current liabilities) was 3.00. Our working capital (current assets less current liabilities) was approximately $4.0 million and our only long-term debt consisted of approximately $44,000 owed on capital leases.

Our primary sources of liquidity are our operating cash flow and our bank credit facilities. The primary demands on our working capital are: our accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders and we order from our suppliers; and our commitments under our license agreement with Motorola. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. However, it is possible that if one of our significant original equipment manufacturer customers placed an unusually large order with us at a time when our credit facility could not accommodate the increased demands on our working capital, we might have to seek additional sources of liquidity. Although there can be no assurance, we believe that, under such circumstances, we could obtain an increase in our credit facility or obtain necessary funds under an additional facility.

We renewed our credit facility with a bank effective September 30, 2002 until September 30, 2003. The credit facility provides for a maximum uncommitted line of credit totaling $1.5 million, including a $1.0 million sublimit for direct borrowings and bankers acceptances and a $500,000 sublimit for letters of credit.  The credit line is renewable at the discretion of the bank and is secured by a portion of our assets. There are no financial ratios or other restrictive covenants associated with the credit facility. We are, however, required to have a consecutive 30-day period during the term of the credit facility with zero borrowings, submit to periodic bank examinations and maintain performance acceptable to the bank.  Amounts borrowed under the credit facility bear interest at the bank's prime rate in effect from time-to-time plus one half of one percent. There are no fees payable in respect of undrawn balances under the credit facility. This is an uncommitted line of credit and there is no guarantee the bank will grant additional cash advances under the line of credit to us if required, or that our performance will remain satisfactory to the bank, or that the bank will renew the credit facility. Although we believe that we could obtain alternate financing in the event of a loss of our current facility, there can be no assurance that such financing could be obtained and the failure to do so could have a material adverse affect on our liquidity and financial condition. We completed the 30-day period with zero borrowings in October 2002. At March 31, 2003, we had no borrowings under the credit facility and no commitments for letters of credit and the entire credit line was available for our use.

In February 2003, we established, through a foreign subsidiary, a separate credit facility with a bank that provides for a maximum uncommitted line of credit of $400,000.  Amounts borrowed under the facility may be structured as either term loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  The bank or the Company may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed as a revolving line of credit must be settled quarterly or converted into term loans.  An intercompany balance owed by the subsidiary to the Company secures borrowings under the line and the subsidiary has agreed to certain covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.1% as of March 31, 2003).  Additionally, we pay a credit commission of 0.25% of the maximum amount of credit used during a quarter. At March 31, 2003 there were no outstanding borrowings under this credit facility and we were in compliance with all terms of the agreement.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our common stock, or approximately seven percent of the shares outstanding. In the 2003 Period we purchased 45,200 shares of common stock for an aggregate purchase price of $54,300 in the open market.  We have not made any other repurchases under that authorization.

We have licensed the use of certain trademarks of Motorola, which permits us to sell carrying cases bearing those marks throughout the EMEA Region. Under the terms of the license agreement, effective January 1, 2001, we are required to pay Motorola a royalty based upon specified percentages of our net sales to third parties of licensed products within the EMEA Region. The license, as it has been amended, provides for minimum royalty payments by the Company to Motorola over three contract periods as follows:

  $665,000 for the contract period of July 1, 2001 to September 30, 2002

  $332,000 for the contract period of October 1, 2002 to September 30, 2003

  $408,000 for the contract period of October 1, 2003 to September 30, 2004

If we elect to terminate the license before September 30, 2004, we would be required to pay the royalty due for the contract period in effect at the date of cancellation. Motorola has not guaranteed us a minimum amount of revenues from the sale of the licensed products and we cannot guarantee that we will generate sufficient revenues to recoup the minimum royalty payments that we are obligated to pay to Motorola. The failure to generate such revenues could have a material adverse effect on our results of operations.  In the 2003 Period we generated approximately $1.05 million of sales to third parties under this license agreement for which we are obligated to pay Motorola a royalty in excess of the minimum quarterly installment payable under the agreement.

The Company did not incur any long-term debt in the 2003 Period and at March 31, 2003 we had no long-term debt other than capital lease obligations outstanding.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of March 31, 2003:

Contractual Obligation or Commitment	Apr 03 - Mar 04	Apr 04- Mar 05	Apr 06 - Mar 07	Thereafter
Employment & Consulting Agreements	$ 645,000	$ 173,000	$ 0	$ 0
Operating Leases	179,000	339,000	28,000	0
License Agreements**	370,000	204,000	0	0
Totals	$1,194,000	$716,000	$ 28,000	$ 0

** The amounts shown as licensee agreement obligations represent the minimum amounts the Company would incur as a royalty expense under the present terms of its Motorola license agreement.

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

Changes in internal controls.

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

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

ITEM 6.        EXHIBITS AND REPORTS

(a) Exhibits filed herewith:

    99.1        Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

    99.2        Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

    99.3        Press release announcing the registrant's results of operations.

(b) Reports on Form 8-K

    For the three month period ended March 31, 2003 the Company filed the following current reports on Form 8-K:

    The Company's Current Report filed January 21, 2003 on Form 8-K, Item 9, announcing its results of operations for the quarter ended December 31, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  April 22, 2003

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

Date: April 22, 2003

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

Date: April 22, 2003

/s/Douglas W. Sabra
Douglas W. Sabra
Chief Financial Officer
(Principal Financial and Accounting Officer)