Form 10QSB
period 2003-06-30
FORWARD INDUSTRIES INC
filed 2003-07-22
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2003.

or

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from  ____ to ____

Commission file number 0-6669

FORWARD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1950672 (I.R.S. Employer Identification No.)

1801 Green Rd., Suite E, Pompano Beach, FL (Address of principal executive offices)	33064 (Zip Code)

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

As of July 22, 2003, 5,759,441shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [   ]  No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2003
CONTENTS

			PAGE
PART I		FINANCIAL INFORMATION

	Item 1.	Financial statements
		Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
		and September 30, 2002............................................................................................................	3

		Unaudited Consolidated Statements of Income for the Three and Nine
		Months Ended June 30, 2003 and 2002.................................................................................	4

		Unaudited Consolidated Statements of Cash Flows for the Nine
		Months Ended June 30, 2003 and 2002.................................................................................	5

		Notes to Consolidated Financial Statements.......................................................................	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................................	13

	Item 3.	Controls and Procedures.............................................................................................................	20

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings........................................................................................................................	21

	Item 2.	Changes in Securities...................................................................................................................	21

	Item 3.	Defaults upon Senior Securities.................................................................................................	21

	Item 4.	Submission of Matters to a Vote of Security Holders............................................................	21

	Item 5.	Other Information.........................................................................................................................	21
	Item 6.	Exhibits and Reports on Form 8-K.............................................................................................	22

		Signatures......................................................................................................................................	23

		Certifications.................................................................................................................................	24

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2003	2002
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents............................................................................................	$ 1,990,139	$ 1,207,311
Accounts receivable - net .............................................................................................	2,985,960	2,680,916
Inventories........................................................................................................................	648,910	718,986
Prepaid expenses and other current assets.................................................................	200,179	219,124
Deferred tax asset............................................................................................................	15,500	15,500
Total current assets......................................................................................................	5,840,688	4,841,837

Property, plant and equipment - net................................................................................	283,125	341,187
Deferred tax asset...............................................................................................................	161,700	164,500
Other assets.........................................................................................................................	41,337	41,337
TOTAL ASSETS...........................................................................................................	$ 6,326,850	$ 5,388,861

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable...........................................................................................................	$ 1,118,389	$ 1,306,381
Accrued expenses and other current liabilities...........................................................	667,485	291,984
Current portion of capital lease obligations................................................................	--	27,814
Total current liabilities.................................................................................................	1,785,874	1,626,179

Long term portion of capital lease obligations...............................................................	--	58,751

Commitments and contingencies

Stockholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued.............	--	--
Common stock, 40,000,000 authorized shares, par value $.01; 6,286,531
shares issued (including 527,090 and 460,890 shares, respectively, held in treasury).........................................................................................................................	62,865	62,865
Paid-in capital...................................................................................................................	8,251,780	8,251,780
Accumulated deficit........................................................................................................	(3,000,233)	(3,928,827)
	5,314,412	4,385,818
Less: Cost of shares in treasury....................................................................................	(773,436)	(681,887)
Total stockholders' equity...........................................................................................	4,540,976	3,703,931

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................	$ 6,326,850	$ 5,388,861

The accompanying notes are an integral part of the consolidated financial statements

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net sales..........................................................................	$ 4,758,073	$ 4,051,225	$ 14,353,273	$ 12,279,901
Cost of goods sold.........................................................	3,273,658	2,492,811	9,829,338	7,969,936
Gross profit......................................................................	1,484,415	1,558,414	4,523,935	4,309,965

Operating expenses:
Selling......................................................................	736,533	704,067	1,988,542	2,160,367
General and administrative...................................	581,768	704,081	1,701,126	1,741,119
Total operating expenses................................	1,318,301	1,408,148	3,689,668	3,901,486

Income from operations.................................................	166,114	150,266	834,267	408,479

Other income (expense):
Interest expense....................................................	(4,759)	(12,122)	(7,448)	(47,998)
Interest income......................................................	3,111	3,165	7,949	14,419
Other income.........................................................	11,248	88,002	107,626	63,104
Total other income (expense)..........................	9,600	79,045	108,127	29,525

Income before income taxes..........................................	175,714	229,311	942,394	438,004
Provision (benefit) for income taxes............................	(2,600)	(19,400)	13,800	--

Net income ......................................................................	$ 178,314	$ 248,711	$ 928,594	$ 438,004

Net income per common and common equivalent share
Basic...................................................................	$ 0.03	$ 0.04	$ 0.16	$ 0.08
Diluted................................................................	$ 0.03	$ 0.04	$ 0.16	$ 0.08

Weighted average number of common and common equivalent shares outstanding
Basic...................................................................	5,773,441	5,825,641	5,790,374	5,825,641
Diluted................................................................	5,954,442	5,825,641	5,907,426	5,825,641

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income........................................................................................................................	$ 928,594	$ 438,004
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property, plant and equipment.................................................	7,055	21,025
Depreciation and amortization..............................................................................	99,850	95,497
Deferred taxes.........................................................................................................	2,800	--
Changes in operating assets and liabilities:
Accounts receivable.........................................................................................	(305,044)	(554,658)
Inventories.........................................................................................................	70,076	(281,130)
Prepaid expenses and other current assets...................................................	18,945	99,693
Other assets.......................................................................................................	--	(15,435)
Accounts payable.............................................................................................	(187,992)	202,725
Accrued expenses and other current liabilities.............................................	375,501	146,188
NET CASH PROVIDED BY OPERATING ACTIVITIES...............................................	1,009,785	151,909

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment...............................................	3,591	158,450
Proceeds from officer loan repayments........................................................................	--	18,864
Purchases of property, plant and equipment..............................................................	(52,434)	(4,106)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES...........................	(48,843)	173,208

CASH FLOW FROM FINANCING ACTIVITIES:
Payments of short-term borrowings.............................................................................	--	(900,000)
Principal payments on capital lease obligations.........................................................	(86,565)	(19,360)
Purchase of treasury shares...........................................................................................	(91,549)	--
NET CASH USED IN FINANCING ACTIVITIES........................................................	(178,114)	(919,360)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	782,828	(594,243)

CASH AND CASH EQUIVALENTS - beginning of period..........................................	1,207,311	1,376,572

CASH AND CASH EQUIVALENTS - end of period.................................................	$ 1,990,139	$ 782,329

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

1.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the Securities and Exchange Commission instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003.

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

Certain reclassifications of the prior period financial statements have been made to conform to the current period presentation.

The Company did not have any material components of other comprehensive income other than net income.

This quarterly report contains forward-looking statements that involve certain risks and uncertainties. Important factors could arise, including those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this quarterly report on Form 10-QSB and those identified in "Risk Factors" in the Company's annual report on Form 10-KSB for the year ended September 30, 2002, which could cause the Company's future operating results to differ materially from those set forth in any forward looking statement.

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

The Statement also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business and would extend the reporting of a discontinued operation to a "component of an entity." Further, the Statement requires operating losses from a "component of an entity" to be recognized in the period(s) in which they occur (rather than as of the measurement date as previously required by APB 30). The Company adopted SFAS 144 effective October 1, 2002, and it did not have an impact on the Company's current financial position or results of operations.

 FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

Recent Accounting Pronouncements  (continued)

In July 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections. For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment was required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sale-leasebacks and sublease accounting. We adopted the provisions of SFAS 145 effective October 1, 2002 and it did not have an impact on the Company's current financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No.94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These costs include, but are not limited to: termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. This statement was adopted effective January 1, 2003, and it did not have an impact on the Company's current financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that certain guarantees be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements under FIN 45 for the quarter ended June 30, 2003 and will adopt the initial recognition and initial measurement provisions for any guarantees issued or modified after June 30, 2003. The adoption of FIN 45 did not, and is not, expected to have a material impact on the results of operations or financial position of the Company.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25.  The Company adopted the required disclosure provisions of SFAS No. 148 effective January 1, 2003, and its application did not have an impact on the Company's current financial position or results of operations.  See Note 7.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
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

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measures certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004; the Company does not believe the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

2.              CREDIT FACILITIES

In September 2002, the Company renewed its credit facility with a bank that provides for a maximum uncommitted line of credit of $1.5 million, including $500,000 for letters of credit. The line is renewable annually at the discretion of the bank and expires March 31, 2004. The Company is required to eliminate borrowings for thirty consecutive days during the term of the facility and is required to maintain operating performance that is acceptable to the bank.  The Company completed its thirty-day period with no borrowings in October 2002. Amounts drawn under the credit facility bear interest at the bank's prime rate (4.00% as of June 30, 2003) in effect from time-to-time plus one half of one percent and are secured by a portion of a subsidiary's assets. There are no fees with respect to undrawn balances. There have been no drawings or payments during the nine months ended June 30, 2003 and at June 30, 2003, there were no outstanding borrowings or letters of credit obligations under this facility.

In February 2003, the Company, through a foreign subsidiary, established an additional credit facility with a bank that provides for a maximum uncommitted line of credit of $400,000.  Amounts borrowed under the facility may be structured as either term loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  The bank or the Company may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed as a revolving line of credit must be settled quarterly or converted into term loans.  An intercompany balance owed by the subsidiary to the Company secures borrowings under the line and the subsidiary has agreed to certain covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.1% as of June 30, 2003).  Additionally, the Company pays a credit commission of 0.25% of the maximum amount of credit used during a quarter. This credit facility has not been used. Therefore, at June 30, 2003, there were no outstanding borrowings under this credit facility.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

3.              BUSINESS SEGMENT INFORMATION

The Company operates in a single segment providing carrying solutions for portable electronic devices. The Company designs and markets its products primarily to manufacturers of these electronic devices such as wireless telecommunications handsets and medical equipment.  Geographic locations are determined based primarily on the location of the customer.   Information by geographic location is as follows:

Revenues from external customers (all amounts in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
United States......................	$ 2.94	$ 1.81	$ 8.61	$ 4.72
Europe.................................	1.80	1.81	5.32	6.87
Other....................................	0.02	0.43	0.42	0.69
Total net sales................	$ 4.76	$ 4.05	$ 14.35	$ 12.28

4.             EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). The average quoted market prices for the Company's common stock for the three-and nine-month periods ended June 30, 2002 were $0.84 and $0.93, respectively, which were below the exercise price of any options outstanding. Accordingly, no exercise or dilution is presumed to have occurred in those periods.  In the three and nine month periods ended June 30, 2003, the average quoted market prices of the Company's common stock were $1.87 and $1.54, respectively.  Calculation of diluted earnings per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income...................................	$ 178,314	$ 248,711	$ 928,594	$ 438,004
Denominator:
Denominator for basic earnings per share - weighted average shares...........................................	5,773,441	5,825,641	5,790,374	5,825,641
Dilutive stock options and warrants - treasury stock method........................................	181,001	**	117,052	**
Denominator for diluted earnings per share - weighted average shares...........................................	5,954,442	5,825,641	5,907,426	5,825,641
Net income per common share
Basic.............................................	$ 0.03	$ 0.04	$ 0.16	$ 0.08
Diluted..........................................	$ 0.03	$ 0.04	$ 0.16	$ 0.08
Shares excluded due to antidilution	1,588,750	2,374,625	1,588,750	2,374,625

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

 EARNINGS PER SHARE (CONTINUED)

** No dilutive common equivalent shares were outstanding because the average price of our common stock, as quoted on the NASDAQ SmallCap Market, was below the exercise price of all outstanding options and warrants in this period.

5.             INCOME TAXES

The Company's income tax provision (benefit) consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
U.S. Federal and State:	2003	2002	2003	2002
Current.....................................	$ --	$ --	$ --	$ --
Deferred...................................	--	--	--	--

Foreign:
Current.....................................	(2,600)	(19,400)	16,600	--
Deferred...................................	--	--	(2,800)	--
Income tax provision (benefit)	$(2,600)	$ (19,400)	$ 13,800	--

In June 2001, the Company established a wholly owned subsidiary in Switzerland to engage in marketing and distribution activities throughout Europe, the Middle East and Africa. At June 30, 2003, the subsidiary had cumulative undistributed earnings of $115,000.  The Company considers its investment in the subsidiary to be permanent.   Accordingly, no provision has been made for U.S. federal income taxes on undistributed foreign earnings.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

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

The minimum royalty commitments are recognized as an expense over the applicable contract period.  The Company recorded royalty expense of $83,000 and $170,000 for the three-month periods ended June 30, 2003 and 2002, respectively, and $249,000 and $510,000 for the nine-month periods ended June 30, 2003 and 2002, respectively, which are included as a component of selling expense in the accompanying consolidated statements of income.

Legal Proceedings

In October 2001, the Company initiated an action against Royal Industries, Inc. (Royal) in the Kings County Supreme Court of New York, asserting causes of action for conversion and unjust enrichment.  The Company alleges that, without consent or authority of the Company, and with full knowledge of the Company's rights under a security agreement, Royal wrongfully took possession of certain assets in which the Company had a properly perfected security interest.  The Company seeks compensatory damages of $1 million.  Royal has filed a counterclaim against the Company alleging abuse of process and harassment, and is seeking an award of punitive damages in the amount of $1 million.  Although the parties have made discovery demands, neither has complied, having each interposed objections to the nature and scope of the discovery sought, and the action has remained essentially dormant since service of the answer on November 5, 2001.  No depositions have been held, no judicial intervention in the discovery dispute has been sought, and no trial has been scheduled or is likely to be scheduled in the foreseeable future. To date, efforts to resolve the matter by negotiation have not borne fruit, yet Royal declines to prosecute its counterclaims.  After consultation with the Company's legal counsel, management believes the case is without merit and it does not appear reasonably possible that Royal's counterclaims will result in material losses. As such, the Company has not recorded any amounts due from or payable to Royal in connection with this matter.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

ACCOUNTING FOR STOCK BASED COMPENSATION (CONTINUED)

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

If the Company had elected to recognize expense in the three and nine month periods ended June 30, 2003 and 2002, for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, unaudited net income and income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income, as reported................	$ 178,314	$ 248,711	$ 928,594	$ 438,004
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects..........	78,017	72,426	138,785	226,880
Pro forma net income.....................	$ 100,297	$ 176,285	$ 789,809	$ 211,124

Earnings per share:
Basic - as reported....................	$ 0.03	$ 0.04	$ 0.16	$ 0.08
Basic - pro forma.......................	$ 0.02	$ 0.03	$ 0.14	$ 0.04

Diluted - as reported.................	$ 0.03	$ 0.04	$ 0.16	$ 0.08
Diluted - pro forma....................	$ 0.02	$ 0.03	$ 0.13	$ 0.04

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

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Report.  This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties (including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended September 30, 2002) and that actual results may differ materially from the estimates or forecasts set forth in the statements that constitute forward-looking statements as a result of various factors.

The following discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2003 (the "2003 Quarter"), with the three months ended June 30, 2002 (the "2002 Quarter"), and the nine months ended June 30, 2003 (the "2003 Period"), and the nine months ended June 30, 2002 (the"2002 Period"), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Report. There have been no material changes in critical accounting estimates since September 30, 2002.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Results of Operations for the 2003 Quarter compared to the 2002 Quarter

Our net income in the 2003 Quarter was $178,000 compared to net income of  $249,000 in the 2002 Quarter, a decrease of $71,000 or 29%.  Basic and diluted earnings per share were $0.03 for the 2003 Quarter compared to $0.04 per share in the 2002 Quarter.

Sales

Net sales increased by $707,000 or 17% to $4.76 million in the 2003 Quarter compared to $4.05 million in the 2002 Quarter.  The tables below set forth approximate sales by product line and geographic location of our customers for the 2003 and 2002 Quarters.

Sales for 2003 Quarter 3 Months ended June 30, 2003 (millions of dollars)
	US	Europe	Other	Total
Cell Phone Products	$0.56	$0.75	--	$1.31
Diabetic Products	1.84	1.05	--	2.89
Other Product Sales	0.54	--	0.02	0.56
Total*	$2.94	$1.80	$0.02	$4.76

Sales for 2002 Quarter 3 Months ended June 30, 2002 (millions of dollars)
	US	Europe	Other	Total
Cell Phone Products	$0.29	$1.19	$0.37	$1.85
Diabetic Products	0.82	0.61	--	1.43
Other Product Sales	0.70	0.01	0.06	0.77
Total*	$1.81	$1.81	$0.43	$4.05

* Tables may not total due to rounding.

Cell Phone Product Sales:
Our cell phone products include carrying cases, carrying straps, faceplates and other decorative attachments used to carry or enhance the appearance of various cellular telephones.  We sell these products directly to cell phone original equipment manufacturers ("OEM") such as Motorola and Nokia and also distribute our products directly to wholesalers and retailers in the Europe, Middle East and Africa ("EMEA") region under a license agreement with Motorola.

The 2003 Quarter's cell phone product sales consisted entirely of Motorola products that were sold directly to Motorola for use in their marketing efforts, or were sold to wholesalers and retailers under our Motorola license agreement.  We expect shipments to Nokia, our other main cell phone customer, to resume in our next fiscal quarter.

Overall sales of our cell phone products declined $540,000 from $1.85 million in the 2002 Quarter, to $1.31 million in the 2003 Quarter. The majority of the sales decrease is attributed to soft demand for our Motorola licensed products.  Sales to wholesalers and retailers under our Motorola license agreement declined $410,000 from $685,000 in the 2002 Quarter to $275,000 in the 2003 Quarter.  Direct sales to Motorola, including their subsidiaries and affiliates, partially offset the decline in licensed product sales and increased $220,000 to $1.03 million in the 2003 Quarter from $810,000 in the 2002 Quarter.  The remaining decrease is a result of shipments made by us to Nokia in the 2002 Quarter to meet demand for a new product launch.  No such sales were made in the 2003 Quarter.

Diabetic Product Sales:
We design and sell a line of carrying cases used by people with diabetes to carry their insulin and other diabetic monitoring equipment such as blood glucose monitors. We sell these cases directly to manufacturers of this equipment such as Abbott Labs, Bayer, Lifescan (a subsidiary of Johnson & Johnson), Therasense and Roche.  These manufacturers include our cases with their product shipments.

Sales of these cases increased $1.46 million to $2.93 million in the 2003 Quarter compared to sales of $1.43 million in the 2002 Quarter. We are experiencing strong demand for our diabetic cases from most of our OEM customers and it is the reason for our overall increase in revenues.  Sales of diabetes products in the 2003 Quarter represented 61% of our overall sales compared to 35% in the 2002 Quarter, in part due to the decrease in cell phone product sales revenues in the 2003 Quarter.

Other Product Sales:
We design and sell a number of other carrying solutions such as camera bags, sporting goods and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our customers.  By their nature, sales of our customized products can vary from period to period without reflecting a significant trend in the overall demand for these items.  Sales of these products declined by $210,000 to $560,000 in the 2003 Quarter compared to sales of $770,000 in the 2002 Quarter.

Gross Profit

 Our gross profit decreased $74,000, or 5% to $1.48 million in the 2003 Quarter from $1.56 million in the 2002 Quarter, despite an approximate 17% increase in our sales.  Our gross profit as a percentage of sales fell to 31% in the 2003 Quarter from 38% in the 2002 Quarter.  The product mix of our sales affects our gross profit margin, as we generally receive a lower margin on diabetic products than on cell phone products. Diabetic products comprised the majority of our 2003 Quarter's sales and, when combined with the lower sales of licensed cell phone products, resulted in an overall lower gross profit for the quarter.  In addition, product mix within our cell phone product line affects our gross profit margin because sales under our Motorola license agreement generally command a higher gross profit than large bulk sales to OEM customers.  Additionally, freight expense in the 2003 Quarter was higher than in the 2002 Quarter due in part to higher levels of shipments in the 2003 Quarter and to the fact that such expenses in the 2002 Quarter were reduced by $114,000 due to import duties and United States customs refunds we received that served to reduce our cost of sales in that period, contributing to a higher gross profit percentage than otherwise would have been reported in Fiscal 2002.

Selling, General and Administrative Expenses

Selling expenses increased $32,000, or 5%, to $737,000 in the 2003 Quarter, from $704,000 in the 2002 Quarter.  Higher personnel expenses including sales bonuses associated with the higher sales volumes and slight increases in other selling accounts, increased $114,000 in the 2003 Quarter compared to the 2002 Quarter.  This increase was partially offset by a decrease of $87,000 in royalty expense paid to Motorola in the 2003 Quarter compared to the 2002 Quarter due to the amendment, which as previously reported, became effective in August 2002.  The ratio of selling expenses to net sales decreased to 15% in the 2003 Quarter, from 17% in the 2002

General and administrative expenses decreased $122,000, or 17%, to $582,000 in the 2003 Quarter, from $704,000 in the 2002 Quarter.  The primary reason for the decrease is that the 2002 Quarter included a $100,000 payment made by us as reimbursement of legal fees in connection with a settlement agreement entered into between the Company and a shareholder.

Our overall operating expenses decreased $90,000, or 6%, to $1.32 million in the 2003 Quarter, from $1.41 million in the 2002 Quarter.  Operating expenses declined as a percentage of net sales to 28% in the 2003 Quarter compared to 35% in the 2002 Quarter as a result of the increase in revenues relative to operating expenses and, to a lesser extent, to the decline in operating expenses.

Income from Operations

Pretax income from operations increased $16,000 or 11% to $166,000 in the 2003 Quarter, compared to $150,000 in the 2002 Quarter, as a result of the decline in operating expenses, partially offset by the reduction in gross profit as described above.

Other Income (Expense)

Total Other Income (Expense) decreased $69,000 to $11,000 in the 2003 Quarter compared to the 2002 Quarter of $79,000 as a result of the following factors.  The Other income (expense) component decreased $77,000 to $11,000 of income in the 2003 Quarter and consisted of a $10,000 foreign currency gain and a $1,000 bad debt recovery.  The Other income component of $88,000 in the 2002 Quarter consisted of a $77,000 foreign currency gain and $11,000 of income from a bad debt recovery.  Because we had no borrowings under our bank lines of credit at any time during the 2003 Quarter, our interest expense declined $7,000 to $5,000, compared to $12,000 in the 2002 Quarter.

Income Taxes

In the 2003 Quarter, our provision for income taxes decreased by $16,000 to a benefit of $3,000 compared to a benefit of $19,000 in the 2002 Quarter.  The decrease was a result of a quarterly loss generated by our subsidiary in Switzerland.  We did not record a provision for U.S. income taxes in either quarter as we have sufficient net operating tax loss carryforwards available to offset our current U.S. taxable income for which we have recorded a valuation allowance.  We will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may adjust the allowance in future periods as the benefit of the asset becomes more certain.

The following discussion and analysis compares our results of operations for the nine months ended June 30, 2003, and the nine months ended June 30, 2002.

Results of Operations for the 2003 Period Compared to the 2002 Period

Our net income in the 2003 Period more than doubled to $929,000 compared to net income of $438,000 in the 2002 Period, an increase of $491,000.  Basic and diluted earnings per share were $0.16 for the 2003 Period compared to $0.08 per share in the 2002 Period.

Sales

 Net sales increased $2.07 million, or 17%, to $14.35 million in the 2003 Period compared to $12.28 million in the 2002 Period.

The tables below set forth our sales by product line and geographic location for the 2003 and 2002 Periods.

Sales for 2003 Period 9 Months ended June 30, 2003 (millions of dollars)
	US	Europe	Other	Total
Cell Phone Products	$2.57	$2.61	0.25	$5.43
Diabetic Products	4.53	2.70	--	7.23
Other Product Sales	1.52	0.01	0.17	1.70
Total*	$8.62	$5.32	$0.42	$14.36

Sales for 2002 Period 9 Months ended June 30, 2002 (millions of dollars)
	US	Europe	Other	Total
Cell Phone Products	$0.70	$4.69	$0.63	$6.02
Diabetic Products	2.49	2.15	--	4.64
Other Product Sales	1.53	0.03	0.06	1.62
Total*	$4.72	$6.87	$0.69	$12.28

* Tables may not total due to rounding.

Cell Phone Product Sales:
Sales of our cell phone products declined 10%, or $590,000, to $5.43 million in the 2003 Period compared to $6.02 million in the 2002 Period.  The decline in European sales, primarily from lower sales to Motorola both under our license agreement to third parties and directly to Motorola entities, was partially offset by orders from other Motorola activities located in the United States.  Despite this shift, Motorola products remain a significant portion of our overall revenues and were $5.17 million and $5.35 million in the 2003 and 2002 Periods, respectively (including sales to third parties of Motorola branded products under our licensing agreement of $1.32 million and $1.61 million in the 2003 and 2002 Periods, respectively).

Diabetic Product Sales:
Sales of these cases increased $2.59 million to $7.23 million in the 2003 Period compared to sales of $4.64 million in the 2002 Period. Due to strong demand, these cases have surpassed cell phone products as our leading revenue generator and comprised 50% of our overall sales in the 2003 Period compared to 38% in the 2002 Period.

Other Product Sales:
Sales of these products have remained relatively stable with $1.70 million and $1.62 million in the 2003 Period and 2002 Period, respectively.

Gross Profit

Gross profit on sales increased $214,000, or 5%, to $4.52 million in the 2003 Period from $4.31 million in the 2002 as a result of our higher sales volume.  Our gross profit percentage declined to 32% in the 2003 Period from 35% in the 2002 Period as a result of the relatively higher contribution of product sales from our diabetic line of products which, as discussed above, generally carry lower margins than our cell phone products.. Additionally, freight expense in the 2002 Period was reduced by $114,000 due to import duties and United States customs refunds we received that served to reduce our freight expenses thereby contributing to a higher gross profit percentage in the 2002 Period compared to the 2003 Period.

Selling, General and Administrative Expenses

Selling expenses decreased $172,000, or 8%, to $1.99 million in the 2003 Period, from $2.16 million in the 2002 Period.  The decrease is due primarily to lower royalty expenses of $261,000 due to the amendment of our Motorola license agreement and $28,000 in lower travel expenses, offset, in part, by $118,000 in higher personnel expenses, among other factors.  The ratio of selling expenses to net sales decreased to 14% in the 2003 Period, from 18% in the 2002 Period, as a result of the higher sales volume in the 2003 Period and lower selling expenses.

General and administrative expenses decreased 2% or $40,000, to $1.70 million in the 2003 Period, from $1.74 million in the 2002 Period.

Our overall operating expenses decreased $212,000, or 5%, to $3.69 million in the 2003 Period from $3.90 million in the 2002 Period.  Operating expenses declined as a percentage of sales to 26% in the 2003 Period compared to 32% in the 2002 Period as a result of higher sales volume and lower operating expenses.

Income From Operations

Pretax income from operations more than doubled, increasing $426,000 to $834,000 in the 2003 Period, compared to $408,000 in the 2002 Period as a result of the increased gross profit and the decrease in operating expenses, as described above.

Other Income (Expense)

Total other income (expense) increased $45,000 to $108,000 of income in the 2003 Period compared to income of $63,000 in the 2002 Period.  The 2003 Period includes $83,000 of realized and unrealized foreign currency transaction gains and $25,000 of income from a bad debt recovery. The 2002 Period includes $60,000 of realized and unrealized foreign currency transaction gains and $3,000 net gains on the disposal of certain assets and the recovery of bad debts. Because we had no borrowings under our bank lines of credit at any time during the 2003 Period, our interest expense declined $41,000 to $7,000, compared to $48,000 in the 2002 Period.

Income Taxes

In the 2003 Period, our provision for income taxes increased by $14,000 to $14,000 compared from zero in the 2002 Period.  The increase relates to foreign taxes due as a result of income generated by our subsidiary in Switzerland.  We did not record a provision for our U.S. income taxes in either Period as we have sufficient net operating tax loss carryforwards available to offset our current U.S. taxable income for which we have recorded a valuation allowance.  We will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may adjust the allowance in future periods as the benefit of the asset becomes more certain.

Liquidity and Capital Resources

We generated $1.01 million of cash from operations in the 2003 Period, compared to $152,000 in the 2002 Period.  The 2003 Period's operating cash flows resulted primarily from net income of $929,000, adjusted for non-cash items including depreciation expense of $100,000, loss on the sale of property, plant and equipment of $7,000, and deferred taxes of $3,000 plus changes in our working capital accounts.  The 2002 Period's operating cash flows included net income of $438,000 adjusted for non-cash items including depreciation of $95,000 and loss on the sale of property, plant and equipment of $21,000 plus changes in working capital accounts.

Investing activities used $49,000 in the 2003 Period to purchase $52,000 of additional computer equipment and software, which was offset by $3,000 proceeds from the sale of other equipment.  In the 2002 Period, investing activities provided $173,000. including $158,000 from the sale of our building in South Bend Indiana, and the collection of $18,000 of officer's loans, offset by $4,000 of equipment purchases.

Financing activities used $178,000 in the 2003 Period, including $92,000 used to purchase 66,200 shares of our common stock in the open market pursuant to our previously announced stock buyback program, $87,000 to retire our capital lease obligations and take title to the equipment.  In the 2002 Period, financing activities used $919,000 when we repaid $900,000 of our credit line and made $19,000 in capital lease principal payments.

At June 30, 2003, our current ratio (current assets divided by current liabilities) was 3.27 and our quick ratio (current assets less inventories divided by current liabilities) was 2.91. Our working capital (current assets less current liabilities) was $4.05 million and we had no long term debt.

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

We renewed our credit facility with a bank effective September 30, 2002 until September 30, 2003. In April 2003, the bank informed us the credit facility had been extended until March 30, 2004. The credit facility provides for a maximum uncommitted line of credit totaling $1.5 million, including a $1.0 million sublimit for direct borrowings and bankers acceptances and a $500,000 sublimit for letters of credit.  The credit line is renewable at the discretion of the bank and is secured by a portion of our assets. There are no financial ratios or other restrictive covenants associated with the credit facility. We are, however, required to have a consecutive 30-day period during the term of the credit facility with zero borrowings, submit to periodic bank examinations and maintain performance acceptable to the bank.  Amounts borrowed under the credit facility bear interest at the bank's prime rate in effect from time-to-time plus one half of one percent. There are no fees payable in respect of undrawn balances under the credit facility. This is an uncommitted line of credit and there is no guarantee the bank will grant additional cash advances under the line of credit to us if required, or that our performance will remain satisfactory to the bank, or that the bank will renew the credit facility. Although we believe that we could obtain alternate financing in the event of a loss of our current facility, there can be no assurance that such financing could be obtained and the failure to do so could have a material adverse affect on our liquidity and financial condition. We completed the 30-day period with zero borrowings in October 2002. At June 30, 2003, we had no borrowings under the credit facility and no commitments for letters of credit and the entire credit line was available for our use.

In February 2003, we established, through a foreign subsidiary, a separate credit facility with a bank that provides for a maximum uncommitted line of credit of $400,000.  Amounts borrowed under the facility may be structured as either term loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  The bank or the Company may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed as a revolving line of credit must be settled quarterly or converted into term loans.  An intercompany balance owed by the subsidiary to the Company secures borrowings under the line and the subsidiary has agreed to certain covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.1% as of June 30, 2003).  Additionally, we pay a credit commission of 0.25% of the maximum amount of credit used during a quarter. At June 30, 2003, there were no outstanding borrowings under this credit facility and we were in compliance with all terms of the agreement.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our common stock, or seven percent of the shares outstanding. In the 2003 Period, we purchased 66,200 shares of common stock for an aggregate purchase price of $92,000 in the open market.

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

  $665,000 for the contract period of July 1, 2001 to September 30, 2002

  $332,000 for the contract period of October 1, 2002 to September 30, 2003

  $408,000 for the contract period of October 1, 2003 to September 30, 2004

If we elect to terminate the license before September 30, 2004, we would be required to pay the royalty due for the contract period in effect at the date of cancellation. Motorola has not guaranteed us a minimum amount of revenues from the sale of the licensed products and we cannot guarantee that we will generate sufficient revenues to recoup the minimum royalty payments that we are obligated to pay to Motorola. The failure to generate such revenues could have a material adverse effect on our results of operations.  In the 2003 Period, we generated $1.32 million of sales to third parties under this license agreement for which we are obligated to pay Motorola a royalty equal to the minimum quarterly installment payable under the agreement.

The Company did not incur any long-term debt in the 2003 Period and at June 30, 2003, we had no long-term debt.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability. The following is a summary of such contractual obligations as of June 30, 2003:

Contractual Obligation or Commitment	Jul 03 - Jun 04	Jul 04- Jun 05	Jul 06 - Jun 07
Employment & Consulting Agreements	$ 490,000	$ 115,000	$ 0
Operating Leases	199,000	245,000	114,000
License Agreements**	389,000	102,000	0
Totals	$1,078,000	$462,000	$ 114,000

** The amounts shown as license agreement obligations represent the minimum amounts the Company would incur as a royalty expense under the present terms of its Motorola license agreement.

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities.

ITEM 3.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

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

        None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 25, 2003.  The following matters were voted upon at the Annual Meeting of Shareholders:

1.        Election of a Board of Directors

	Number of Shares
Name	For	Withheld
Jerome E. Ball..................	5,178,636	6,402
Bruce Galloway...............	5,178,636	6,402
Jeffrey Kuhr.....................	5,178,636	6,402
Edwin Levy......................	5,178,636	6,402
Norman Ricken................	5,178,636	6,402
Michael Schiffman..........	5,177,976	7,062

2.        Ratification of the appointment of Ernst & Young LLP as the independent auditors and accountants for the Company for the Fiscal Year ending September 30, 2003.

	Number of Shares
Name	For	Against	Abstain
Ratify Ernst & Young LLP as the Company's Auditor for the Fiscal Year ending September 30, 2003.............................	5,136,116	7,230	41,692

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.        EXHIBITS AND REPORTS

(a) Exhibits filed herewith:

99.1 Press release announcing the registrant's results of operations.

99.2 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

99.3 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

99.4 Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.5 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

        None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  July 22, 2003

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