Form 10KSB
period 2003-09-30
FORWARD INDUSTRIES INC
filed 2003-11-14
CIK 38264

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the transition period from  ____ to ____

Commission file number 0-6669

FORWARD INDUSTRIES, INC.
(Name of small business issuer in its charter)

New York	13-1950672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Green Road, Suite E, Pompano Beach, FL	33064
(Address of principal executive offices)	(Zip Code

(954) 419-9544
(Issuer's Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer's revenues for its most recent fiscal year: $18,899,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

Approximately $11,820,666 based on the average of the closing bid price ($2.48) and closing asked price ($2.72), as reported on the NASDAQ SmallCap Market on November 12, 2003

As of November 12, 2003, 6,002,257 shares of the issuer's common stock, $.01 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [ X ]

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED SEPTEMBER 30, 2003
FORWARD INDUSTRIES, INC.

Note Regarding Use of Certain Terms

            In this Annual Report on Form 10-KSB, unless the context otherwise requires, the terms "we", "our", "the Company" and "Forward" refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; "common stock" refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward's wholly owned subsidiary Koszegi Industries Inc., an Indiana corporation; "Koszegi Asia" refers to Forward Industries' wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; "Forward Innovations" refers to Forward Industries' wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation; "you" refers to holders of Forward's common stock that are not affiliates (as such term is defined in Rule 144(a)(1) under the Securities Act of 1933) of Forward; "Commission" refers to the United States Securities and Exchange Commission; "Securities Act" refers to the United States Securities Act of 1933; "Exchange Act" refers to the United States Securities Exchange Act of 1934; Fiscal 2003 refers to Forward's fiscal year ended September 30, 2003; Fiscal 2002 refers to Forward's fiscal year ended September 30, 2002; and Fiscal 2001 refers to Forward's fiscal year ended September 30, 2001.

Forward-Looking Statements

Some information contained in this Annual Report on Form 10-KSB constitutes "forward-looking statements". Such information can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe" or the negatives or other variations of these terms or comparable terminology.  The statements in Item 6, including those set forth under the caption "Risk Factors", and elsewhere in this Annual Report, constitute cautionary statements identifying important risks and uncertainties with respect to these forward-looking statements that could cause our actual results, performance or achievements to differ materially from those reflected in the forward-looking statements.  We also may provide projections, forecasts or estimates of future performance.  Projections, forecasts and estimates are forward-looking statements and will be based upon a number of assumptions.  Whether those assumptions will be realized will be determined by future events, which are difficult to predict and may be beyond our control.  Actual events may differ materially from those assumed.  Accordingly, there can be no assurance that any estimated results, projections, forecasts or estimates can be realized or that actual returns or results will not be materially lower than those that may be estimated.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

We design, market and distribute soft-sided carrying cases, bags, clips and other accessories for the hand held consumer electronic product industry, including cellular telephones and medical monitoring and diagnostic kits.  Our principal customers are original equipment manufacturers, or "OEMs", of these hand held products.  Our suppliers custom manufacture our carrying cases and related products to the order of our OEM customers. Typically, we ship these products to our OEM customers to be packaged with their consumer products prior to distribution and sale.

Forward Industries, Inc. was incorporated in 1961 under the laws of the State of New York. Until 1989, our primary business was the manufacture and distribution of advertising specialty and promotional products. In 1989, we acquired Koszegi Industries, Inc., or "Koszegi", an Indiana Corporation that manufactured soft-sided carrying cases at its South Bend, Indiana, facility (see "Products").  Our carrying case business progressively increased to the point where it became the focus of our business ..  Consequently, in September 1997, we sold the assets relating to the production of advertising specialty and promotional products and ceased operating that portion of our business.

In May 1994, we formed Koszegi Asia Ltd., or Koszegi Asia, as a wholly owned, Hong Kong-based subsidiary of Forward Industries Inc., to provide us with a more robust carrying case procurement and quality control infrastructure and to further enhance our foreign sourcing capabilities. With Koszegi Asia's ability to purchase quality cases in China on short lead times, we determined that we no longer needed our domestic production capability. As a result, in February 1999, we closed the manufacturing portion of the South Bend facility, thereby eliminating the related costs of domestic manufacturing and transforming our Company to a carrying case design, marketing and distribution company. See "Product Supply." In April 2002, we sold the South Bend, Indiana facility.

For the past three years we have focused on strengthening our sales and distribution network. In January 2001, we entered into a license agreement with Motorola, Inc., our largest customer, to distribute our products bearing the Motorola logo throughout Europe, the Middle East and Africa, or the "EMEA Region".  In May 2001, we formed Forward Innovations GmbH, a wholly owned Swiss subsidiary of Forward Industries, or "Forward Innovations", to facilitate distribution of licensed products as well as to further develop our European business presence.  While we have been, in the past, primarily a supplier of carrying cases for cellular phone handsets in the United States, our business continues to evolve.  In the most recent fiscal year, approximately half our sales were made to original equipment manufacturers of hand held medical monitoring kits and approximately 38% of net sales were to customers in Europe.  See "Marketing and Distribution."

Products

We design and market to our customers' order soft-sided carrying cases, bags, hand straps, clips and decorative faceplates made of leather, nylon, vinyl, plastic, PVC and other synthetic fabrics (the "carrying case business") through our wholly owned subsidiaries, Koszegi and Forward Innovations. Our products are used by consumers for carrying or transporting portable electronic products such as cellular telephones, medical monitoring and diagnostic kits, and other hand held devices. Our carrying cases are designed to enable these devices to be stowed in a handbag, briefcase or backpack, clipped to a belt, or carried in a pocket.

We sell our medical carrying cases directly to manufacturers of electronic blood glucose monitoring kits for personal use by diabetics.  These cases typically have selling prices of less than $2.00, and the manufacturer includes them "in the box" as part of their diabetes testing and monitoring kits.  The kits typically include a small blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer's logo and designed to fit the glucose monitor, testing strips and lancets. We believe that users of these monitoring kits may purchase new kits as frequently as every two years, depending on advances made in the measurement technology and functionality.

We sell carrying cases and related accessory products for cellular telephone handsets to OEM suppliers of the handsets as well as to third party distributors under our license agreement with Motorola.  These products comprise carry cases for cell phone handsets, cases for handset camera attachments, plastic belt clips to carry handsets, carrying case straps and bags, decorative faceplates, wrist straps and other accessory products.  Selling prices for these products vary widely, depending on the specific product, terms of the order, quantity ordered and the distribution channel, and generally range from $.50 or less to $8.00 per unit.

When we receive a preliminary product order, our OEM customers provide us with the desired functionality and other basic specifications for the carrying case and other products that they will purchase from us, including the OEM's identifying logo imprint on the product.  We provide detailed design options and develop more detailed product specifications for our customer's evaluation.  Once our customer approves a product for order, we work with our suppliers to ensure conformity to the definitive product specifications in the manufacturing process.

In connection with sales of Motorola branded products pursuant to our license agreement with Motorola, we market carrying cases and related accessory products of our own design for cell phone handsets.  The Motorola licensed products have, to date, been manufactured for both inventory and customer order.  Research and development costs are not material to our business.

Marketing and Distribution

We sell our custom carrying cases and related accessory products to original equipment manufacturers, principally in the communications and the medical monitoring and diagnostic instrumentation industries. While our principal market traditionally was carrying cases for cellular phone handsets, the market for carrying cases for blood glucose monitors for diabetics now accounts for approximately one-half our total net sales.  Sales of our blood glucose monitoring kit cases increased to $9.4 million in Fiscal 2003 from $6.5 million in Fiscal 2002.  In Fiscal 2003, approximately 90% of our net sales were made to OEM customers, and sales of licensed products designed and developed by us under the Motorola license accounted for approximately 9% of sales.  In the OEM category, only about 10% of sales are not related to carrying cases for blood glucose monitoring kits or cellular phone handsets: these include custom cases for cameras, portable oxygen tanks, bar code scanners, MP3 players and similar electronic devices.

OEM Sales.  Six customers of our approximately 200 active customers accounted for approximately 78% of our net sales in Fiscal 2003. Our principal customers include Motorola, for our cellular telephone carrying cases, and Abbott Laboratories, Bayer, Lifescan, Roche and Therasense for carrying cases for diabetic monitoring kits.  Motorola, Inc. (together with its respective international affiliates, "Motorola"), is our largest OEM customer, accounting for approximately 27% of net sales in Fiscal 2003 and Fiscal 2002 (excluding sales of Motorola-branded products to third parties under our license agreement with Motorola).  Motorola packages our cases with cellular phones sold to its customers or uses them as promotional items.  In Fiscal 2003, sales of cases for Lifescan diabetic monitoring kits accounted for approximately 17% of our sales. Abbott Laboratories and its UK subsidiary Medisense accounted for just under 10% of our sales in Fiscal 2003 and approximately 12% of our sales in Fiscal 2002, primarily for blood glucose monitoring and diagnostic kit carrying cases. The loss of any of these named customers would have a material adverse effect on our business, results of operations and financial condition. See "Item 6.  Management's Discussion and Analysis-Risk Factors."

In Fiscal 2003 and Fiscal 2002, European sales were approximately $7.2 million and $8.3 million, respectively, accounting for approximately 38% and 51%, respectively, of total net sales.  In Fiscal 2003 and Fiscal 2002, approximately 40% and 60%, respectively, of our sales, were made to customers outside of the United States. The percentage shift in sales from Europe to the US in Fiscal 2003 was due primarily to increases in our United States diabetic case sales combined with a decrease in demand for our European cell phone cases.  See Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report.

Because of the high concentration of sales to relatively few customers, our revenue levels and geographic sales trends are difficult to predict, and significant shifts may occur in a relatively short period of time.  While we believe that we work closely with our customers, demand for their products and, consequently, their order flow to us, is dependent on general economic conditions as well as conditions and developments specific to their businesses and may be variable.  Any of these customers may increase or decrease the level of orders to us on short notice in amounts that significantly impact our revenues but that may not necessarily be viewed by our customers as significant to their businesses.  The level of demand for licensed products is susceptible to similar uncertainties.  Accordingly, our levels of net sales revenues, and consequently our results of operations, are variable and subject to significant changes in a relatively short period of time.

During Fiscal 2003 and Fiscal 2002, approximately 95% of our sales were made directly by our employees, who work on a salaried (plus incentive bonuses) and not a commission basis. The remaining sales were made through independent sales representative organizations that received a commission averaging 5% of the net sales.

Distribution of Licensed Products. In addition to sales of carrying cases directly to Motorola as an OEM customer, we sell carrying cases bearing the Motorola trademark under our license agreement with Motorola directly to third party distributors. We entered into this multi-year licensing agreement with Motorola to distribute our products bearing certain Motorola trademarks in the EMEA Region, effective January 2001. Motorola previously sold similar products in the EMEA Region through its own sales force. Under the terms of the agreement, as amended in August 2002, we pay Motorola royalties based on specified percentages of the revenue derived from the sale of the licensed products, depending upon the terms of the sale. We guaranteed Motorola minimum royalty payments as follows:

  $665,000 for the contract period of July 1, 2001 to September 30, 2002
  $332,000 for the contract period of October 1, 2002 to September 30, 2003
  $408,000 for the contract period of October 1, 2003 to September 30, 2004

Sales to third parties of Motorola licensed products accounted for approximately 9% and 13% of our sales in Fiscal 2003 and Fiscal 2002, respectively.

The license agreement expires on September 30, 2004.  We anticipate that we will enter discussions with Motorola in order to renew the license agreement or to enter into a different agreement.  However, there can be no assurance that we will be successful in reaching agreement with respect to a renewal or different agreement upon mutually acceptable terms, if at all.  Any failure to renew the license agreement or enter into a different agreement upon terms acceptable to us could have a material adverse affect on our results of operations and financial condition. In addition, while we believe that our commercial relationship with Motorola is good, if we are unable to renew the license agreement or enter into a different agreement upon terms acceptable to us, we can not predict how this would affect OEM sales to Motorola.  See "Item 6. Management's Discussion and Analysis-Risk Factors."

Distribution of Computer Carrying Cases.  In the current fiscal year (ending September 30, 2004), in addition to our ongoing efforts to market to OEM customers in the cellular phone handset and diabetes monitoring kit industries, we intend to target major OEM manufacturers of laptop and notebook computers.  Our strategy will be to focus on the manufacture of carrying cases to OEM customer specifications, much as we do for our cellular phone and medical diagnostic kit markets.  We believe that the laptop and notebook computer market will constitute a natural complement for our existing markets, involving similar design, manufacturing, execution and distribution characteristics.  We have hired a senior sales executive with extensive experience in the market for laptop and notebook computer carrying cases to lead our development efforts in this regard.

During Fiscal 2001, we decided to discontinue the design, marketing and distribution of our independent line of notebook computer carrying cases to retailers and consumers under the Terrapin™ brand name and a line of plastic waterproof carrying cases under the manufacturer's brand name of "Aquapak". Sales of the Terrapin™ and Aquapak product lines did not meet our expectations despite some early success as a result of selling the products directly via the Internet. Sales of Terrapin and Aquapak products totaled approximately $32,000 and $160,000 in Fiscal 2002 and Fiscal 2001, respectively. Our marketing and distribution of the Terrapin™ and Aquapak product lines began in 1995 and 1999, respectively. We sold the last of our Terrapin™ and Aquapak inventory during Fiscal 2002.

Credit Risk. We sell our products on credit terms customary in the industry and historically have not had significant credit problems with our customers. Two customers, including their international affiliates, accounted for approximately 55% of the Company's accounts receivable at September 30, 2003. Three customers accounted for approximately 33% of accounts receivable at September 30, 2002. All these customers are large, multi-national companies with good credit histories. None of these customers is in default to us, and payments are generally received from them on a timely basis. Any failure of such customers to pay the sums they owe to us when due would have a material adverse effect on our liquidity, business prospects and financial condition.  See "Item 6. Management's Discussion and Analysis-Risk Factors."

Product Supply

The manufacture of custom carrying cases generally consists of die cutting fabrics, principally leather and vinyl, heat sealing, gluing, sewing and decorating (affixing logos) by means of silk screening, hot-stamping, embroidering or embossing. The principal materials used in the manufacture of our products are vinyl, nylon, leather, metal and plastic parts (such as clips, buckles, loops, and hinges and other hardware), foam padding and cardboard, all of which are obtained according to our specifications from domestic and foreign suppliers.

We procure the vast majority of our supply of carrying cases and related products from independent suppliers located in China.  These supply relationships have enabled us to achieve higher levels of sales volumes and lower cost of goods sold than we would be able to achieve by manufacturing these products ourselves, which we discontinued in February 1999.  Foreign contractors manufactured more than 95% of our carrying cases in Fiscal 2003 and Fiscal 2002. We are currently dependent on five main foreign suppliers for the purchase of our products. We purchased approximately 82% and 93% of our products from these suppliers in Fiscal 2003 and Fiscal 2002, respectively. One supplier accounted for approximately 40% and 33% of our product purchases in Fiscal 2003 and Fiscal 2002, respectively

We do not have written agreements with these or other suppliers, foreign or domestic, to supply us with finished product. We believe that other suppliers could provide us similar products on comparable terms. However, a change in an individual supplier could delay shipment of product resulting in a loss of sales that could affect our operating results and adversely influence our relationship with the affected customer.  We believe that there are adequate available alternative sources of supply for all of the materials used to manufacture, package and ship our products.

Upon receipt of OEM customer orders, we work closely with our suppliers to coordinate production schedules, conformity to design specifications and quality control.  Our Chinese suppliers make delivery of all products to our Koszegi Asia subsidiary's Hong Kong warehouse.  To ensure that product manufacturing by foreign contractors meets our standards, Koszegi Asia maintains a quality control inspection facility in Hong Kong that is staffed by its employees. This facility inspects all our Asian outsourced production and, during Fiscal 1999, received ISO 9002 quality certification.

When our inspection and quality control facility approves the carrying cases for shipment, the cases are typically shipped on container carrier vessels. In certain cases, at the customer's request, we will ship by air freight or transfer the carrying cases to a customer's location in Hong Kong. Most ocean-going shipments bound for the Untied States are off-loaded at the port of Los Angeles or San Francisco, but certain customers arrange for shipments to East coast ports, such as Miami or Philadelphia. European shipments generally are routed via Rotterdam, Frankfurt or London.  >From time to time, disruptions or delays in off-loading cargo at any of these domestic or foreign ports as a result of labor disputes, physical damage to port facilities or otherwise may delay or result in cancellation of shipments to our customers and, consequently, delay or cancel their payments to us.  See "Item 6. Management's Discussion and Analysis-Risk Factors."

Three domestic suppliers provide approximately 5% of our products. Generally, these suppliers handle small orders that are not economical to produce overseas.

We ship our products to our customers by common carrier.

Competition

The business in which we engage in is highly competitive. Some of our competitors are substantially larger than we are and have greater financial and other resources. In the production of carrying cases for products of original equipment manufacturers, we compete with approximately 1,500 United States and foreign producers. We believe that we sustain our competitive position through maintenance of an extensive product design capability, rapid response time, competitive pricing, reliable product delivery and quality.

Employees

At September 30, 2003, we had 41 full-time employees, of whom 4 are employed in executive capacities, 4 are employed in administrative and clerical capacities, 13 are employed in sales and sales support capacities and 20 in sourcing, quality control, and warehouse capacities. In addition, we use full-time temporary workers, of whom there were 15 such temporary workers as of September 30, 2003, primarily quality control inspectors in our Hong Kong quality control facility. The number of temporary employees varies depending on production requirements. We consider our employee relations to be satisfactory.  None of our employees is covered by a collective bargaining agreement.

Regulation and Environmental Protection

Our products are subject to various regulations in various jurisdictions, including the member states of the European Community, that restrict the use or importation of products manufactured with compounds deemed to be hazardous.  We work with our suppliers to endure compliance with such regulations.  In addition, from time to time one or more customers may require testing of our products to ensure compliance with consumer safety rules and regulations.  Compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any material effect upon our capital expenditures, earnings, or competitive position.

ITEM 2 - DESCRIPTION OF PROPERTY

We lease approximately 10,000 square feet of office and warehouse space at 1801 Green Road, Pompano Beach, Florida, through Koszegi Industries Inc., our wholly owned subsidiary. Under the terms of the lease, which expires in June 2007, the monthly rent is approximately $8,800 per month. We use this office space as our executive offices and our United States sales offices.

We lease approximately 10,000 square feet of warehouse and office space in Hong Kong, at a monthly rental of approximately $7,500 through Koszegi Asia Ltd., our wholly owned subsidiary, under a lease that expires in June 2004. We use this space as our quality control inspection facilities for products purchased from our China suppliers.  We will seek to renew this lease.  If we are unsuccessful in doing so, we believe that comparable space is available at similar rents.

Forward Innovations, our Swiss subsidiary, leases approximately 2,000 square feet of office space in Cham, Switzerland, at a monthly rental of approximately $2,000 per month.  This lease expires in September 2005.  We use this facility as our European sales and administrative office.

We believe that each of the foregoing leased properties is adequate for the purposes for which it is used.

Prior to July 2000, we carried out the majority of our sales and support functions at a facility located at 713 Scott Street in South Bend, Indiana, or "the Scott Street Property," which we purchased in 1997.  In July 2000, we consolidated our executive offices and sales and support functions at our current facility at 1801 Green Road, in Pompano Beach, Florida.  As a result of the consolidation, the Scott Street Property was sold in April 2002.

ITEM 3 - LEGAL PROCEEDINGS

In October 2001, we initiated an action against Royal Industries Inc., ("Royal"), in the Supreme Court of the State of New York, Kings County, asserting causes of action for conversion and unjust enrichment. We allege that, without our consent or authority, and with full knowledge of our rights under a security agreement, Royal wrongfully took possession of certain assets in which we had a properly perfected security interest. We are seeking compensatory damages of $1 million. Royal has filed a counterclaim against us alleging abuse of process and harassment and is seeking an award of punitive damages in the amount of $1 million.  Although the parties have made discovery demands, neither has complied, having each interposed objections to the nature and scope of the discovery sought, and the action has remained essentially dormant since service of the answer on November 5, 2001.  No depositions have been held, no judicial intervention in the discovery dispute has been sought, and no trial has been scheduled or is likely to be scheduled in the foreseeable future. To date, efforts to resolve the matter by negotiation have not borne fruit, yet Royal declines to prosecute its counterclaims.  After consultation with the Company's legal counsel, management believes the case is without merit and it does not appear reasonably possible that Royal's counterclaims will result in material losses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders in the fourth fiscal quarter of our fiscal year ended September 30, 2003.  We anticipate that the annual meeting of shareholders for Fiscal 2003 will be held in April 2004.

PART II

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market for common stock. The principal market for our common stock is the NASDAQ SmallCap Market. Our common stock is traded under the symbol "FORD". The following table sets forth the high and low closing bid quotations for our common stock on the NASDAQ SmallCap Market for each quarter in the last two fiscal years. These represent prices between dealers, exclusive of retail markup, markdown or commission and do not necessarily represent actual transactions.

	Bid Price Information for Common Stock*
	Fiscal 2003		Fiscal 2002
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$ 1.38	$ 0.73	$ 1.10	$ 0.80
Second Quarter	2.59	1.09	1.10	0.88
Third Quarter	2.58	1.44	0.90	0.72
Fourth Quarter	3.00	1.56	0.88	0.67

_______________________________
*High and low bid price information as furnished by The Nasdaq Stock Market Inc.

On November 12, 2003, the closing bid quotation for our common stock was $2.70.

In October 2002, Nasdaq advised us that our common stock did not meet the minimum price requirements for continued listing on the Nasdaq SmallCap Market under the Nasdaq Marketplace Rules and that our common stock would be delisted for failing to maintain a minimum bid price of $1.00 in accordance with Marketplace Rule 4310(c)(4). After a hearing in December 2002 requested by us to review Nasdaq's determination, Nasdaq reversed its delisting determination, and we maintained our Nasdaq listing without interruption. As of November 12, 2003, we believe that the Company complies with the Nasdaq Marketplace Rules in all material respects.   See "Item 6. Management's Discussion and Analysis-Risk Factors."

Holders of common stock. On October 13, 2003, there were approximately 145 holders of record of our common stock, excluding approximately 1,800 beneficial holders whose stock is held in street name.

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

Recent sales of unregistered securities. During Fiscal 2003, we did not issue and sell any shares of common stock, or securities exercisable for or exchangeable into common stock or any other securities, that were not registered under the Securities Act of 1933.

Securities authorized for issuance under equity compensation plans. For information relating to this topic, see Item 11 of this Annual Report.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this Annual Report as Item 7.  This Annual Report on Form 10-KSB contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution you that forward-looking statements are not guarantees of future performance, developments or events; such statements identify important  risks and uncertainties; and actual results, developments and events may differ materially from those in the forward-looking statements as a result of various factors, including those set forth under the caption "Risk Factors."

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

Accounts Receivable

We provide an allowance for doubtful accounts for all receivables judged by us to be unlikely for collection. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments and estimates must be made and used in connection with establishing this valuation account. We record an allowance for doubtful accounts based on a combination of factors in making this judgment. Specifically, we analyze the age of receivable balances, our historical bad debts write-off experience and our customers' creditworthiness to determine the appropriate allowance for doubtful accounts. At September 30, 2003, our allowance for doubtful accounts was $35,000, slightly lower than the $39,000 at September 30, 2002.  Increases to this account are reflected in the general and administrative expense line of our statement of income and amounted to $6,000 and $23,000 in Fiscal 2003 and Fiscal 2002, respectively. Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, customer circumstances or other factors could have a material effect on the required allowance.

Inventory Valuation

We use certain estimates and judgments to value our inventory. Our inventory is recorded at the lower of cost or market. The majority of our inventory consists of finished goods that are custom made based on firm orders from our customers.  We do, however, periodically produce inventory in anticipation of orders from our customers when it is commercially advantageous to do so. We also hold inventory in support of our license agreement with Motorola even when we do not have orders. Each quarter, we evaluate our ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. We establish an allowance for inventory that is considered obsolete or slow moving and physically dispose of inventory once its marketability has been determined to be zero. Inventory allowances were $81,000 at September 30, 2003, which is less than the $88,000 at September 30, 2002. The cost of obsolete inventory is included in cost of goods sold on our statement of income and was $127,000 and $78,000 in Fiscal 2003 and Fiscal 2002, respectively.

Because the majority of our inventory is custom made to customer specifications, if a customer elects not to accept the inventory or defaults on a purchase order or commitment, additional inventory write-downs or reserves may be required and would be reflected in cost of goods sold in the period the revision is made. Historically, actual results have not deviated significantly from those previously estimated by us.

Deferred Income Taxes

In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expenses together with assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Prior to valuation allowances, we had approximately $1.26 million and $1.66 million of deferred tax assets at September 30, 2003 and September 30, 2002, respectively. The majority of our tax assets relate to our prior years' tax losses, and our ability to use those tax assets is determined by our ability to generate future taxable income.

Management evaluates our deferred tax assets on a quarterly basis and assesses the need for valuation allowances. Our deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of our tax planning strategies. We record a valuation allowance to reduce deferred tax assets when it is determined, on a more likely than not basis, that we will not be able to use all or part of our deferred tax assets. During the fourth quarter of Fiscal 2003, as part of our periodic evaluation of the need for a valuation allowance against our deferred tax assets, we determined that the future realization of a portion of our tax asset was more likely than not.  At September 30, 2003, we estimated this portion to be $390,000 and that a valuation allowance of approximately $866,000 was appropriate.  This estimate differs from that at September 30, 2002, when we estimated that, on a more likely than not basis, we would use $180,000 of our deferred tax assets and established a valuation allowance for the remainder of $1.48 million.

In the event it is determined that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to record an increase in the deferred tax asset valuation allowance would be charged to income in the period such determination would be made. Conversely, if we determine that we will be able to realize more of our net deferred tax assets, as was the case at September 30, 2003, then the adjustment to reduce the valuation allowance would reduce our tax expense and increase our after-tax income. Changes in our deferred tax assets are reflected in the tax expense (benefit) line of our consolidated statements of income.  See Note 8 to the Financial Statements.

Variability of Revenues and Results of Operations

            We depend for the predominant proportion of our sales on orders from our six largest customers, each of which is a large, multinational corporation.  Because of the high concentration of our sales to these large but relatively few customers, revenue levels and geographic sales trends are difficult to predict and significant shifts may occur in a relatively short period of time.  While we believe that we work closely with our customers, demand for their products and, consequently, their order flow to us, are dependent on general economic conditions as well as conditions and developments specific to their businesses and may be difficult to predict.  As a result, any of these customers may increase or decrease the level of (or eliminate) orders to us on relatively short notice in amounts that significantly impact our revenues but that may not necessarily be viewed by our customers as significant to their businesses.  The level of demand for our licensed products is susceptible to similar uncertainties.  Accordingly, our levels of net sales revenues, and consequently our results of operations, are variable and subject to significant changes in a relatively short period of time.  For example, although sales of blood glucose monitoring kits increased 44% in Fiscal 2003 from Fiscal 2002, we do not expect that the rate of change in sales of carrying cases for these kits will reflect more than modest growth in the current fiscal year ending September 30, 2004.  A significant increase or decrease in product orders from one or more of these customers may also adversely affect our liquidity.

RESULTS OF OPERATIONS

The following discussion and analysis compares our consolidated results of operations for the fiscal year ended September 30, 2003 ("Fiscal 2003") with those for the fiscal year ended September 30, 2002 ("Fiscal 2002"), and our consolidated results of operations for Fiscal 2002 with those for the fiscal year ended September 30, 2001 ("Fiscal 2001"), and is based on or derived from the audited Consolidated Financial Statements, or "financial statements", included elsewhere in this Annual Report.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.  Reclassifications of certain items in the presentation of the financial statements for Fiscal 2002 have been made to conform to the presentation made in the financial statements for Fiscal 2003.

Results of Operations for Fiscal 2003 compared to Fiscal 2002

Net Income

Net income in Fiscal 2003 increased $590,000 or 69% to $1.44 million, compared to net income of  $856,000 in Fiscal 2002, driven primarily by a $491,000 increase in gross profit due to higher sales volume and, to a lesser extent, an increase in other income.  Net income in both periods was benefited by a reduction in the valuation allowance with respect to deferred tax assets.  Basic and diluted earnings per share were $0.25 and $0.24, respectively, in Fiscal 2003 compared to $0.15 per share (both basic and diluted) in Fiscal 2002. See Note 13 to the Consolidated Financial Statements.

Sales

Net sales increased $2.54 million or 15% to $18.90 million in Fiscal 2003 compared to $16.36 million in Fiscal 2002.  The increase in net sales was due to higher sales of carrying cases for medical monitoring kits for diabetics, which increased $2.88 million or 44%, offset in part by the decline in sales of carrying cases for cellular handsets of $527,000. The tables below set forth approximate sales by product line and geographic location of our customers for Fiscal 2003 and Fiscal 2002.

Net Sales for Fiscal 2003 (thousands of dollars)
	US	Europe	Other	Total
Diabetes Product Sales	$5,663	$3,729	$4	$9,396
Cell Phone Product Sales	3,412	3,460	264	7,136
Other Product Sales	2,196	0	171	2,367
Total*	$11,271	$ 7,189	$439	$18,899

Net Sales for Fiscal 2002 (thousands of dollars)
	US	Europe	Other	Total
Diabetes Product Sales	$3,761	$2,751	$0	$6,512
Cell Phone Product Sales	1,182	5,477	1,004	7,663
Other Product Sales	1,942	42	204	2,188
Total*	$6,885	$8,270	$1,208	$16,363

* Tables may not total due to rounding.

Diabetes Product Sales

We design to the order of and sell directly to OEMs carrying cases used by diabetics to carry their electronic monitoring kits that measure blood glucose levels. OEM customers for these carrying cases include Abbott Labs, Bayer, Lifescan (a subsidiary of Johnson & Johnson), Therasense and Roche.  Our cases are packaged with the monitoring kits that are sold by our OEM customers.

Sales of carrying cases for monitoring kits increased $2.88 million or 44% to $9.40 million in Fiscal 2003 compared to sales of $6.51 million in Fiscal 2002 due to continuing strong demand from our existing OEM customers including significant orders from a customer added in the second half of Fiscal 2002.  Sales of diabetes products in Fiscal 2003 represented approximately 50% of our total net sales compared to 40% in Fiscal 2002, in part due to the decrease in cell phone product sales revenues in Fiscal 2003.

Cell Phone Product Sales

Our cell phone products include carrying cases for handsets and camera attachments, plastic belt clips, carrying case straps and bags, decorative faceplates and other attachments used to carry or enhance the appearance of cellular telephone handsets.  We sell these products directly to cell phone handset original equipment manufacturers including Motorola and Nokia.  Under the Motorola license agreement we also distribute our products directly to third party wholesalers and retailers in the EMEA region.

Sales of cell phone products declined $527,000 or 7% to $7.13 million in Fiscal 2003 from $7.66 million in Fiscal 2002 despite a significant increase in OEM sales to Motorola in the United States.  The decline was due to lower sales under the Motorola license agreement and in sales to Nokia, our second largest customer in this market.  Sales under the license agreement to wholesalers and retailers in the EMEA region declined $710,000 or 31% to $1.55 million in Fiscal 2003 from $2.26 million in Fiscal 2002.  Sales to Nokia decreased in Fiscal 2003 compared to Fiscal 2002, when sales were benefited as a result of shipments to meet demand for a new product launch.  Direct OEM sales to Motorola and affiliates increased $743,000 to $5.31 million in Fiscal 2003 from $4.57 million in Fiscal 2002.

Other Product Sales

We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By their nature, sales of these customized products to order vary from period to period without necessarily reflecting a significant trend in overall demand for these items.  Sales of other products increased $179,000 or 8% to $2.36 million in Fiscal 2003 compared to $2.19 million in Fiscal 2002.

Gross Profit

Gross profit increased $491,000, or 9% to $6.12 million in Fiscal 2003 from $5.63 million in Fiscal 2002, while net sales increased 15% period to period, as noted above.  Gross profit as a percentage of net sales fell to 32% in Fiscal 2003 from 34% in Fiscal 2002, as sales of medical products accounted for a higher percentage of net sales in Fiscal 2003 compared to Fiscal 2002, as described under "Diabetes Product Sales".  The product mix of our sales affects our gross profit margin, as we generally receive a lower margin on diabetic products than on cell phone products. Product mix within our cell phone product line also affects our gross profit margin as sales under our Motorola license agreement generally command a higher gross profit than bulk sales to OEM customers, and the weakness in sales of licensed products in Fiscal 2003 also affected gross profit.  In addition, freight expense in Fiscal 2003 was $339,000 or 48% higher in Fiscal 2003 than in Fiscal 2002. This was due in part to the increased number of shipments in Fiscal 2003 and to the fact that freight expense in Fiscal 2002 was benefited by refunds of $262,000 we received from the United States Customs Service in respect of import duties, including approximately $161,000 that was paid in earlier periods but refunded in Fiscal 2002.

Selling, General and Administrative Expenses

Total operating expenses were essentially unchanged in Fiscal 2003, increasing to $4.98 million in Fiscal 2003 from $4.97 million in Fiscal 2002, as an increase in general and administrative expense offset a decrease in selling expense.  Operating expenses declined as a percentage of net sales to 26% in Fiscal 2003 compared to 30% in Fiscal 2002 as a result of the increase in revenues relative to operating expenses.

Selling expenses decreased $86,000 or 3% to $2.67 million in Fiscal 2003 from $2.76 million in Fiscal 2002. Decreases in royalties and commissions of $116,000 (a decrease of 22.3%), rent of $31,000 (52%) and travel and entertainment of $29,000 (13%) more than offset higher selling personnel expenses of $128,000 or 8%, reflecting increased sales bonuses associated with the higher sales volumes as well as slight increases in other selling accounts.  Royalty expense associated with our Motorola license agreement decreased $163,000 in Fiscal 2003 compared to Fiscal 2002 as the result of the amendment of the license agreement, which as previously reported, became effective in August 2002.  This reduction was partially offset by a $47,000 increase in sales commissions paid to outside sales representatives due to higher sales volumes.  The ratio of selling expenses to net sales decreased to 14% in Fiscal 2003 from 17% in Fiscal 2002

General and administrative expenses increased $92,000 or 4% to $2.31 million in Fiscal 2003, from $2.21 million in Fiscal 2002, primarily as a result of an increase of $360,000 or 40% in salaries, wages and bonuses paid to employees.  This more than offset a $253,000 decrease in professional fees, due primarily to the inclusion in Fiscal 2002 of legal fees incurred in connection with a settlement agreement entered into between the Company and a shareholder and a $100,000 payment to reimburse such shareholder for his legal fees.

Income from Operations

Pretax income from operations increased $485,000 or 74% to $1.14 million in Fiscal 2003, compared to $652,000 in Fiscal 2002, as a result of the increase in gross profit as described above.

Other Income (Expense)

Total other income (expense) increased $91,000 to income of $114,000 in Fiscal 2003 compared to income of $23,000 in Fiscal 2002 as a result of the following factors.  The other income-net component increased $53,000 to $111,000 of income in Fiscal 2003, reflecting an $86,000 foreign currency gain and a $25,000 bad debt recovery.  The other income-net component of $58,000 in Fiscal 2002 consisted of a $52,000 foreign currency gain and $21,000 of bad debt recovery income, partially offset by net losses on disposal of property amounting to $15,000.  Because we had no borrowings under our bank lines of credit at any time during Fiscal 2003, our interest expense declined $45,000 to $7,000, compared to $52,000 in Fiscal 2002.

Income Taxes

In Fiscal 2003, income tax benefit increased $14,000 to a benefit of $194,000 compared to a benefit of $180,000 in Fiscal 2002 due to a change in the valuation allowance associated with our deferred tax asset.  At September 30, 2002, we had deferred tax assets totaling approximately $1.66 million for which we had previously recorded a full valuation allowance. The primary component of our deferred tax assets is our federal tax net operating loss (NOL) carryforward in the United States in prior years. FASB Statement No. 109, Accounting for Income Taxes, requires that  we reduce our tax asset by recording a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." Based upon both positive and negative evidence considered by us, we determined that as of September 30, 2002, a valuation allowance of $1.48 million was required to reduce the asset to its realizable value (on a more likely than not basis) resulting in a net deferred tax asset, and benefit of $180,000.  At September 30, 2003, our deferred tax assets totaled approximately $1.26 million. After considering both negative and positive evidence, we determined that a valuation allowance of approximately $866,000 was required to reduce the tax asset to its expected realizable value of $390,000.  The change in valuation allowance, combined with our current tax provision resulted in a tax benefit of $194,200 in Fiscal 2003 and a net deferred tax asset of $390,000 at September 30, 2003.  We will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may adjust the allowance in future periods as the benefit of the asset becomes more or less certain.  See Note 8 to the Financial Statements.

The following discussion and analysis compares our results of operations for Fiscal 2002 compared to those for Fiscal 2001

Fiscal 2002 Compared to Fiscal 2001

Net Income

Net income increased $2.8 million to $856,000 in Fiscal 2002 from a net loss of approximately $2.0 million in Fiscal 2001.  Basic and diluted earnings per share increased from a loss of $.33 in Fiscal 2001 to income of $.15 in Fiscal 2002. The improvement in net income in Fiscal 2002 was due to an increase in operating income of approximately $1.1 million, a reduction in other expense of approximately $231,000 and a swing to a tax benefit in Fiscal 2002 of $180,000 compared to a provision for income taxes of $1.3 million in Fiscal 2001, as described below.

Sales

Net sales increased $3.2 million or 24% to $16.36 million in Fiscal 2002 from $13.17 million in Fiscal 2001.  The sales increase was due primarily to increased demand for carrying cases sold to OEM manufacturers of blood glucose monitoring kits, including Abbott Laboratories, Bayer, Lifescan, Roche, and Therasense, which include our cases as an accessory item with their diabetes test kits.  The tables below set forth approximate sales by product line and geographic location of our customers for Fiscal 2002 and Fiscal 2001.

Net Sales for Fiscal 2002 (thousands of dollars)
	US	Europe	Other	Total
Diabetes Product Sales	$3,761	$2,751	$0	$6,512
Cell Phone Product Sales	1,182	5,477	1,004	7,663
Other Product Sales	1,942	42	204	2,188
Total*	$6,885	$8,270	$1,208	$16,363

Net Sales for Fiscal 2001 (thousands of dollars)
	US	Europe	Other	Total
Diabetes Product Sales	$2,627	$1,794	$0	$4,421
Cell Phone Product Sales	698	5,747	45	6,490
Other Product Sales	2,205	16	45	2,266
Total*	$5,530	$7,557	$90	$13,177

* Tables may not total due to rounding.

Diabetes Product Sales

            In Fiscal 2002, OEM sales increased $2.09 million or 48% to $6.51 million compared to $4.42 million in Fiscal 2001.  The increase was due to increased product sales to some of our existing customers and the commencement of sales to Bayer in the second half of Fiscal 2002.

Cell Phone Product Sales

Sales of our cell phone products increased $1.17 million or 19% to $7.66 million in Fiscal 2002 compared to $6.49 million in Fiscal 2001, primarily as a result of the increased sales of Motorola licensed products to third parties under our Motorola license agreement that were partially offset by decreased sales directly to Motorola. Sales of licensed products in Fiscal 2001 were hampered by the challenges and delays associated with the design, manufacture, testing, packaging, obtaining product approval, promotion, and distribution of a complete new line of carrying case accessories for Motorola licensed products. Because of those delays, we did not begin to recognize revenue from the sale of licensed products until late in the fourth quarter of Fiscal 2001.  OEM sales to Motorola and sales under the Motorola license agreement in Fiscal 2002 were hampered by a weak global economy and, in particular, by slowing sales of cellular phone handsets.

Other Product Sales

            Other product sales remained relatively flat at $2.18 million in Fiscal 2002 down from $2.26 million in Fiscal 2001.

Gross Profit

Gross profit increased $1.50 million, or 36%, to $5.63 million in Fiscal 2002 from $4.13 million in Fiscal 2001 as a result of higher sales volumes and an improved gross profit percentage. Gross profit percentage improved to approximately 34% in Fiscal 2002 from 31% in Fiscal 2001 due to a number of initiatives we took during Fiscal 2002, including using more economical shipping methods and obtaining reduced duty classifications for certain of our goods, which resulted in the receipt of rulings that provided for refunds of duties previously paid totaling approximately $262,000, including approximately $161,000 from duties paid in Fiscal 2001 and Fiscal 2000.  The sale of licensed products also benefited gross profit as margins are higher than OEM sales.  In addition, the relatively high fixed costs of operating our Hong Kong inspection facility has been charged to costs of goods sold as incurred and the significantly higher sales volume in Fiscal 2002 compared to Fiscal 2001 resulted in a lower cost of goods sold as a percentage of sales.

Selling, General and Administrative Expenses

Selling expenses increased $339,000 or 14% to $2.76 million in Fiscal 2002 from $2.42 million in Fiscal 2001. The increase in selling expenses was due primarily to Motorola royalties of $495,000 in Fiscal 2002 compared to $170,000 in Fiscal 2001, when royalty expense was incurred for only part of the year. Despite the higher selling expenses, the ratio of selling expenses to net sales decreased to 17% in Fiscal 2002 from 18% in Fiscal 2001 due to the higher sales volume in Fiscal 2002.

General and administrative expenses increased $131,000 or 6% in Fiscal 2002 to $2.22 million from $2.09 million in Fiscal 2001. The slight increase was due primarily to higher personnel and professional fees in Fiscal 2002, including legal fees incurred in connection with a settlement agreement entered into between the Company and a shareholder and a $100,000 payment to reimburse such shareholder for his legal fees. The ratio of general and administrative expenses to net sales decreased to 14% in Fiscal 2002 from 16% in Fiscal 2001 due to our higher sales volume in Fiscal 2002.

Income from Operations

Income from operations increased by approximately $1.03 million to income of $652,000 in Fiscal 2002 from a loss of $374,800 in Fiscal 2001.

Other Income (Expense)

Total other income (expense) was $23,000 in Fiscal 2002 compared to expense of $260,000 in Fiscal 2001 as a result of the following factors.  Interest expense increased $22,000 to $52,000 in Fiscal 2002 from $30,000 in Fiscal 2001 due to higher average borrowings under our credit line. Interest income declined $37,000 to $17,000 in Fiscal 2002 from $54,000 in Fiscal 2001 due to lower average cash balances and lower earnings on our cash balances.  Interest income from officer loans was $5,000 in Fiscal 2002 mpared to $18,000 in Fiscal 2001, due to lower average borrowings. The other income (expense)-net component improved $343,000 to income of $58,000 in Fiscal 2002 compared to expense of $284,000 in Fiscal 2001 The other income-net component of $58,000 in Fiscal 2002 consisted of a $52,000 foreign currency gain and $21,000 of bad debt recovery income, partially offset by net losses on disposal of property amounting to $15,000.  Other income (expense)-net in Fiscal 2001 included the write-off of approximately $244,000 relating to the bankruptcy of a contractor who had previously purchased machinery from us in exchange for a note and losses on the disposal of equipment no longer used in by us in our operations of approximately $44,000, netted against miscellaneous other income of $4,000.

Income Taxes

In Fiscal 2002 our tax benefit was $180,000 compared to tax expense of $1.34 million in Fiscal 2001.  In Fiscal 2001 we increased our deferred tax asset valuation allowance by approximately $1.40 million to fully reserve for the balance of our $2.06 million deferred tax asset.  The increase in the valuation allowance resulted in a net tax expense of $1.34 million.  At September 30, 2002, our deferred tax assets decreased to $1.66 million due to the reversal of certain temporary differences and our taxable income. The primary component of the tax asset was our net operating losses in the United States. Based upon both positive and negative evidence considered by us, we determined that a valuation allowance of $1.48 million was necessary at September 30, 2002, resulting in net deferred tax assets and a tax benefit of $180,000 for the year ended September 30, 2002. We will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may adjust the allowance in future periods as the benefit of the asset becomes more or less certain.

Liquidity and Capital Resources

During Fiscal 2003, we generated operating cash flows of $916,000 compared to $1.1 million in Fiscal 2002.  Our operating cash flows in Fiscal 2003 consisted of net income of $1.4 million, adjusted for non-cash items, including an increase for depreciation of $133,000 and decreases in respect of a deferred tax benefit of $210,000 and net changes (uses) in working capital items of $460,000.  Changes in working capital items consisted primarily of increases in accounts receivable of $779,000 due to higher sales in the fourth quarter of Fiscal 2003 compared to the same quarter in Fiscal 2002 and decreases in accounts payable of $165,000, offset in part by a $451,000 increase in accrued expenses and other current liabilities due primarily to accrued payroll and bonuses. Our Fiscal 2002 operating cash flow of approximately $1.11 million related primarily to net income of approximately $856,000, adjusted for non-cash items including depreciation of $128,000, net changes in working capital items and a deferred tax benefit of $180,000.

In Fiscal 2003, our net investing activities used $57,000 for purchases of property, plant and equipment compared to Fiscal 2002 when our investing activities generated $250,000 including $159,000 from the sale of the Scott Street Property and collection of officer notes and loans totaling $104,000, offset in small part by the purchase of property plant and equipment of $12,000.

Fiscal 2003 net financing activities generated $59,000, including $238,000 from the exercise of stock options, offset in part by $87,000 used to pay principal in respect of our capital lease obligations and $92,000 used to purchase common stock in the open market pursuant to the stock buyback authorization referred to below. In Fiscal 2002 our financing activities used approximately $1.5 million including $1.5 million for payments on our line of credit and $26,000 of principal payments on our capital leases.

At September 30, 2003, our current ratio (current assets divided by current liabilities) was 3.48; our quick ratio (current assets less inventories divided by current liabilities) was 3.10; and our working capital (current assets less current liabilities) was $4.7 million.  As of such date, we had no long-term debt.

Our primary sources of liquidity are our operating cash flow and our bank credit facilities. The primary demands on our working capital are: our accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders and we order from our suppliers; and our commitments under our license agreement with Motorola. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. However, it is possible that, if one of our significant original equipment manufacturer customers placed an unusually large order with us at a time when our credit facility could not accommodate the increased demands on our working capital, we might have to seek additional sources of liquidity. Although there can be no assurance, we believe that, under such circumstances, we could obtain an increase in our credit facility or obtain necessary funds under an additional facility.

We anticipate that we will enter discussions with Motorola to renew our license agreement.  However, there can be no assurance that we will be successful in reaching agreement with respect to a renewal or different agreement upon mutually acceptable terms or at all.  Any failure to renew the license agreement or enter into a different agreement upon terms acceptable to us, could have a material adverse affect on our results of operations and financial condition.  If we are unable to renew the agreement or enter into a different agreement upon terms acceptable to us, we cannot now predict how this would affect our direct sales to Motorola.  See "-Risk Factors."

We renewed our credit facility with a bank effective September 30, 2002 until September 30, 2003, and the expiration of the facility was subsequently extended until March 30, 2004. The credit facility provides for a maximum uncommitted line of credit totaling $1.5 million, including a $1.0 million sublimit for direct borrowings and bankers acceptances and a $500,000 sublimit for letters of credit.  The credit line is renewable at the discretion of the bank and is secured by Koszegi's accounts receivable and inventory. There are no financial ratios or other restrictive covenants associated with the credit facility. We are, however, required to sustain a period of 30 consecutive days during the term of the credit facility with zero borrowings, submit to periodic bank examinations and maintain performance acceptable to the bank.  Amounts borrowed under the credit facility bear interest at the bank's prime rate in effect from time-to-time plus one half of one percent. There are no fees payable in respect of undrawn balances under the credit facility. This is an uncommitted line of credit and there is no guarantee the bank will grant additional cash advances under the line of credit to us if required, or that our performance will remain satisfactory to the bank, or that the bank will renew the credit facility. Although we believe that we could obtain alternate financing in the event of a loss of our current facility, there can be no assurance that such financing could be obtained and the failure to do so could have a material adverse affect on our liquidity and financial condition. Insofar as we had no borrowings under this facility during Fiscal 2003, we satisfied the requirement for a 30-day period with zero borrowings. At September 30, 2003, there were no borrowings under the credit facility and no commitments for letters of credit and the entire credit line was available for our use.

In February 2003, Forward Innovations established a separate credit facility with a bank that provides for a maximum uncommitted line of credit of $400,000.  Amounts borrowed under the facility may be structured either as term loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  The bank or the Company may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed as a revolving line of credit must be settled quarterly or converted into term loans.  An intercompany balance owed by Forward Innovations to Forward Industries secures borrowings under the line and the subsidiary has agreed to certain covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (4.9% as of September 30, 2003).  Additionally, we pay a credit commission of 0.25% of the maximum amount of credit used during a quarter. At September 30, 2003, there were no outstanding borrowings under this credit facility and we were in compliance with all terms of the agreement.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately seven percent of the number of shares then outstanding. As of September 30, 2003, we repurchased an aggregate of 66,200 shares at a cost of $92,000 under that authorization.

Commitments and Contingencies and off-balance sheet arrangements

We have entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability on our balance sheet.  Effective January 2001, we licensed the use of certain trademarks of Motorola, which permits us to sell carrying cases bearing those marks throughout the EMEA Region. Under the terms of the license agreement, we are required to pay Motorola a royalty based upon specified percentages of our net sales to third parties of licensed products within the EMEA Region. The license, as it has been amended, requires us to make minimum royalty payments to Motorola of $408,000 for the contract period of October 1, 2003 to September 30, 2004

If we elect to terminate the license before September 30, 2004, we would still be required to pay the royalty due for the contract period in effect at the date of cancellation. Motorola has not guaranteed us a minimum amount of revenues we will receive from the sale of the licensed products and we cannot guarantee that we will generate sufficient revenues to recoup the minimum royalty payments that we are obligated to pay to Motorola. The failure to generate such revenues could have a material adverse effect on our results of operations.  In Fiscal 2003, we recognized approximately $1.60 million in sales of licensed products to third parties pursuant to the license.  See the discussion above with respect to the expiration of the license.

Effective October 1, 2003, we entered into employment agreements with three of our executive officers. These agreements expire on December 31, 2005 and provide for minimum salary levels, incentive bonuses that are payable if specified management goals are attained and other benefits. The aggregate commitment for future payments  under these agreements for the fiscal year ending September 30, 2004, excluding bonuses and other benefits, is approximately $680,000. Under certain conditions, as defined in the agreements, any or all of such executives may terminate their respective agreements and receive a lump sum payment equivalent to six months of their base salary plus the ratable portion of any bonus to which the Executive would have been entitled in the year of termination.  See "Item 10. Executive Compensation-Employment Agreements."

The following table sets forth a summary of contractual cash obligations for which we are committed as of September 30, 2003:

Contractual Obligations and Commercial Commitments

	< 1 Year	2-3 Years	4-5 Years
Contractual Obligation or Commitment	October 2003 - September 2004	October 2004 -September 2006	October 2006 - September 2008	Thereafter
Employment & consulting Agreements	$ 680,000	$ 850,000	$ 0	$ 0
Operating leases	177,000	242,000	85,000	0
License agreement	408,000	0	0	0
Totals	$1,265,000	$1,092,000	$ 85,000	$ 0

Operating lease commitments pertain to leases of our office and other facilities.  The amount shown as a license agreement obligation represents the minimum amount we would incur in royalty expense under the terms of our Motorola license agreement.  See Note 9 to the Financial Statements.

We have not entered into any guarantee contract to guarantee the debt of any unconsolidated entity, retained any interest in any assets transferred to an unconsolidated entity, entered into any derivative transactions or entered into any off-balance sheet arrangements with variable interest entities.

Cautionary Statements Regarding Forward-Looking Statements

Please consider carefully the cautionary statements located at the beginning of this Annual Report under the caption "Forward Looking Statements", as they apply, in particular, to the following Risk Factors disclosure.

Risk Factors

A very high percentage of our revenues is derived from two significant customers, and six customers accounted for 78% of net sales in Fiscal 2003; the loss of any of these customers would materially adversely affect our results of operations and financial condition

Certain key customers account for a significant percentage of our business and revenues.  In Fiscal 2003, Motorola, together with its international affiliates, accounted for approximately 27% of our net sales representing approximately $5.3 million of sales directly to Motorola (which amount excludes approximately 9%, or $1.6 million, of sales of Motorola products to nearly 80 Motorola distributors under our license agreement).  Lifescan, a Johnson and Johnson subsidiary, accounted for approximately 17% of our sales in Fiscal 2003.  Four other large customers constituted approximately 33% of our Fiscal 2003 sales. The loss any of these key customers (whether as a result of such customers purchasing their requirements from another manufacturer, deciding to manufacture their own carrying cases or eliminating the inclusion of our carrying cases with their products) could have a material adverse effect on our financial condition, liquidity and results of operations on the Company.

At any time, a significant percentage of our accounts receivable risk may be concentrated in a small number of customers

Two customers accounted for approximately 54% of our accounts receivable at September 30, 2003. The failure to receive or collect such amounts when, and as, due could have a material adverse effect on our financial condition, liquidity and results of operations.

Future revenues and results of operations are difficult to predict and are likely to show significant variability as a consequence of customer concentration

            We depend for the predominant proportion of our sales revenues on orders from our six largest customers, each of which is a large, multinational corporation.  Because of the high concentration of our sales to these large but relatively few customers, revenue levels and geographic sales trends are difficult to predict and significant shifts may occur in a relatively short period of time.  Demand for these customers' products and, consequently, their order flow to us, are dependent on general economic conditions as well as conditions specific to their businesses and may be difficult to predict.  Any of these customers may increase or decrease the level of (or eliminate) orders to us in amounts that significantly impact our revenues but may not necessarily be viewed by our customers as significant to their businesses.  The level of demand for licensed products under the Motorola license is susceptible to similar uncertainties.  Accordingly, our levels of net sales revenues, and consequently our results of operations, are variable and subject to significant changes in a relatively short period of time.

Under our license agreement with Motorola we are obligated to pay substantial minimum royalties but are not guaranteed minimum sales

Under the terms of our license agreement with Motorola, we have committed to pay Motorola minimum royalties for the sale of Motorola trademarked products. Motorola has not guaranteed to us a minimum amount of revenues from the sale of those trademarked products. There can be no assurance that we will generate sufficient revenues to recoup the minimum royalty payments that we are obligated to pay to Motorola. The failure to do so could have a material adverse affect on our results of operations.

The failure to renew our license agreement with Motorola upon acceptable terms would materially and adversely affect our operating results

             There can be no assurance that we will be successful in reaching agreement with respect to a renewal or different agreement upon mutually acceptable terms or at all.  Any failure to renew the license agreement or enter into a different agreement upon terms acceptable to us, could have a material adverse affect on our results of operations and financial condition.  In addition, if we are unable to renew the license agreement or enter into a different agreement upon terms acceptable to us, we cannot predict how this would affect our direct sales to Motorola.

Our dependence on foreign manufacturers involves product cost, pricing, availability, quality control and delivery risks

Substantially all of our products are manufactured by Chinese manufacturers in China. We do not have any written agreements with any of such suppliers to continue to supply us with finished product. Our supply arrangements with these manufacturers are subject to various political, economic and other risks and uncertainties. Among other risks, our supply arrangements with these manufacturers are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Our reliance on foreign suppliers, manufacturers and other contractors involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity and potential misappropriations of our designs.

Furthermore, since the vast majority of our carrying cases are sourced from abroad, the carrying cases we distribute and sell must be brought to our customers' markets. To the extent that there are disruptions or delays in off-loading cargo at ports of destination as a result of labor disputes, physical damage to port facilities due to terrorist incidents or otherwise, or for other reasons, product shipments will be delayed to our customer and payments to us may be delayed or cancelled. A closure of United States port facilities or other causes of delays in the importation, offloading or movement of our products could result in increased expenses, as we try to avoid such delays, delayed shipments or cancelled orders, or all of the above. Depending on the severity of such consequences, this may have an adverse effect on our financial condition and results of operations.

The carrying case business is highly competitive and does not pose significant barriers to entry

There is intense competition in the sale of carrying cases.  Since no significant proprietary technology is involved in the production of products similar to our products, others may enter the business with relative ease and compete against us.

Our business could suffer if the services of any of the key personnel we rely on were lost to us

We are highly dependent on the efforts and services of Jerome E. Ball, Chairman and Chief Executive Officer, and Michael Schiffman, President and Chief Operating Officer.  We have entered into an employment agreement with Jerome E. Ball that expires December 31, 2005, which is renewable for successive one-year terms, subject to certain conditions. We have entered into an employment agreement with Michael Schiffman that expires December 31, 2005, which is renewable for successive one-year terms, subject to certain conditions. Our business could be materially and adversely affected if we lost the services of either of these individuals.  We do not maintain key person life insurance as to these individuals.

We do not pay dividends on our common stock

We have not paid any cash dividends since 1987.  The payment in the future of cash dividends by us, if any, will depend upon our results of operations, short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by our Board of Directors.  Applicable laws may also restrict the ability of a corporation to pay dividends.  We do not anticipate that cash dividends will be paid in the foreseeable future.  The absence of dividend payments on a common stock might make such stock susceptible to greater market price swings.

Because of the control by insiders of a significant percentage of our common stock, your ability to influence actions taken by us may be limited

As of November 12, 2003, our executive officers and members of our Board of Directors, directly or indirectly, beneficially owned 1,725,147 shares of common stock, including 965,000 stock options vesting within 60 days, aggregating approximately 25% of our issued and outstanding common stock on such date.  By virtue of their ownership of such common stock, such executive officers and directors or their affiliates may, collectively, be deemed to control Forward through the exercise of sufficient voting power to effectively control (or, at least, exercise a significant influence upon) the election of our Board, direct the appointment of our officers and, in general, significantly influence the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and to prevent or cause a change in the control of Forward.

Future sales of common stock issuable under outstanding options and warrants  could dilute your holdings and depress market prices

As of November 12, 2003, 2,177,550 shares of common stock (equal to an additional 36% of the number of shares of common stock outstanding on such date) are issuable upon the exercise of options at prices ranging from $1.10 to $3.25 per share to one or more of our executive officers, directors and employees and warrants issued to certain consultants. In November 1996, our Board adopted, and in August 1997, our shareholders approved, our 1996 Stock Incentive Plan, or the "Plan", pursuant to which up to 4,000,000 shares of common stock may be issued to our officers and employees upon the exercise of incentive stock options and nonqualified stock options. Under the plan, options (including vested and non-vested options) to purchase up to 2,102,550 shares of common stock, as set forth in the figure above, have been granted and remain unexercised under the Plan as of November 12, 2003.  These options have expiration dates ranging from September 1, 2004 to January 31, 2011. In addition, warrants to purchase 75,000 shares of common stock at an exercise price of $1.75 and expiring in February 2004 are outstanding.  The terms on which we may obtain additional financing during the respective terms of these stock options and warrants may be adversely affected by their existence. The exercise of such options or warrants at the exercise prices disclosed above might result in dilution of your holdings if you purchased our common stock at prices higher than the exercise prices set forth above.  In April 2003, Forward filed a registration statement on Form S-8 under the Securities Act covering the issuance of common stock upon exercise of options granted pursuant to the Plan.  We are unable to predict the effect, if any, that sales of common stock issuable upon exercise of these options and warrants, may have on the then prevailing market price of our common stock; although any future sales of substantial amounts of securities in transactions exempt from the registration requirements under the Securities Act could adversely affect prevailing market prices.  See "Item 11. Securities Authorized for Issuance Under Equity Compensation Plans" and Note 11 to the Financial Statements.

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

Low‑priced stocks such as our common stock may be subject to additional investment risks

The Securities and Exchange Commission, or the "Commission," has adopted regulations that define a "penny stock" as any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Unless exempt, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Additionally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing penny stock restrictions will not apply to our common stock as long as it continues to be listed on the Nasdaq SmallCap Market, as to which there can be no assurance, and has certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. In any event, even if our common stock were exempt from such restrictions, they would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, which gives the Commission the authority to prohibit any person engaged in unlawful conduct while participating in a distribution of penny stock from associating with a broker-dealer or participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest. If our common stock were to be removed from listing on the Nasdaq SmallCap Market or otherwise become subject to the existing rules on penny stocks, the market liquidity for our common stock could be materially and adversely affected.  See the disclosure in the next paragraph.

If our common stock is de-listed from the Nasdaq SmallCap Market, the existing market prices for and liquidity of our common stock may be reduced

The National Association of Securities Dealers' listing requirements require, among other things, that all issuers of securities listed on the Nasdaq SmallCap Market maintain a continued minimum bid price per share of such securities of $1.00. In October 2002, Nasdaq advised us that our common stock did not meet the requirements for continued listing on the Nasdaq SmallCap Market under the Nasdaq Marketplace Rules and that our common stock would be delisted for failing to maintain a minimum bid price of $1.00 in accordance with Marketplace Rule 4310(c)(4). After a hearing in December 2002 requested by us to review Nasdaq's determination, Nasdaq reversed its delisting determination, and we maintained our Nasdaq listing without interruption. As of November 12, 2003, we believe that the Company complies with the Nasdaq Marketplace Rules in all material respects.

ITEM 7 - FINANCIAL STATEMENTS

The financial statements and notes thereto can be found beginning at page F-1, following Part III of this Annual Report on Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8 A-CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management, with the participation of our Chief Executive Officer and Chief Financial Officer,  performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

               Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) occurred during the fiscal fourth quarter.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the fourth quarter of the fiscal year ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position with the Company	Held Office Since
Jerome E. Ball	68	Chief Executive Officer and Chairman of the Board	1998
Michael Schiffman	38	President, Chief Operating Officer and Director	1998
Norman Ricken	67	Director and Chairman of the Audit and Compensation Committees	2000
Jeffrey Kuhr	44	Director and member of the Audit and Compensation Committees	2002
Bruce Galloway	46	Director and member of the Audit and Compensation Committees	2002
Edwin A. Levy	66	Director and member of the Compensation Committee	2003
Lawrence Mannes	67	Executive Vice President	2000
Douglas W. Sabra	44	Vice President and Chief Financial Officer	2000
Steven Schiffman	35	Secretary	1996

Each of our directors was elected for a one-year term at our most recent annual meeting, held on April 25, 2003, in respect of the fiscal year ended September 30, 2002.

JEROME E. BALL became Chief Executive Officer and Vice Chairman of the Board effective October 1998 and became Chairman of the Board in April 1999.  Before joining Forward, from 1996 until October 1998, Mr. Ball served as Chairman and Chief Executive Officer of George Arzt Communications, a full service public relations firm.  Prior to that, Mr. Ball had been president of Balson-Hercules Group, a textile manufacturing company, which was sold to a Canadian Stock Exchange listed company, Consoltex Group, Inc., Ltd., where he served until 1996.

MICHAEL SCHIFFMAN has been employed by Forward in various capacities since 1985 and became a director in April 1992.  Mr. Schiffman was employed as a salesman for Forward's advertising specialties products in 1985.  He became marketing manager for such products in 1987 and, following the acquisition of the custom carrying case business in 1989, was appointed General Manager of that division.  >From 1995 through June 1998, Mr. Schiffman was assigned to Koszegi Asia's Hong Kong operation.  Executive Vice-President of Forward from 1992 to 1998, Mr. Schiffman was appointed President and Chief Operating Officer of Forward in June 1998.  Michael Schiffman is the brother of Stephen Schiffman.

NORMAN RICKEN has been a director since March 2000. During the past five years Mr. Ricken has served as an independent consultant; between 1971 and his retirement in 1989, Mr. Ricken held senior positions at Toys R Us Inc., including Chief Financial Officer, President and Chief Operating Officer.

JEFFREY KUHR has been a director since April 2002. He has been a Managing Partner of West End Capital Partners LLC, a merchant banking firm, since October 2000; a Founder, CFO and Director, of RS1W, an online entertainment site, from August 1999 to October 2000; and the Founder and Managing Director of Peter J. Solomon Company, an independent investment banking firm, from 1989 to March 2000.  Mr. Kuhr has a MBA from the Wharton School granted in 1986 and a BA from Oberlin College granted in 1981.

BRUCE GALLOWAY has been a director since April 2002. He has been a Managing Director of Burnham Securities since 1993; Chairman of Datametrics, a manufacturer of ruggedized computer equipment, since August 2000; and Chairman of International Microcomputer Software Inc., a software development company, since August 2001.

EDWIN A. LEVY was elected a director in April 2003.  Mr. Levy is Chairman, founder and principal of Levy, Harkins & Co., a New York City investment advisory firm; General Partner in Gracy Fund, a private investment partnership; Director of Coastcast Corporation, a publicly held golf club head manufacturer since 1994; Director of Traffix, a publicly held online database direct marketing company, since 1995; Director of Bear, Stearns Financial Products, a wholly owned subsidiary of the Bear, Stearns Companies, since 1997; and Director of World Point Terminals, a maritime port facilities provider of liquid bulk storage, since 1998.

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

DOUGLAS W. SABRA became Vice President and Chief Financial Officer of Forward in September 2000.  Prior to joining Forward, Mr. Sabra was a Controller for Tyco Submarine Systems (now Tycom Ltd.), where he worked from 1998 to June 2000.  Mr. Sabra retired from the Coast Guard in 1998 after 22 years of service where he held a variety of financial management positions.  Mr. Sabra received an MBA from the University of South Florida and a Bachelors of Accounting from Florida International University.  He is the son-in-law of Mr. Mannes.

STEPHEN SCHIFFMAN has been employed by Forward in various capacities for more than the past five years.  Beginning in 1990, Mr. Schiffman was employed in the production department, followed by a move to the Purchasing Department and Inventory Control. Subsequently, Mr. Schiffman moved to the Marketing Department of the Koszegi division in 1995. Mr. Schiffman was appointed our Secretary in 1996.  Stephen Schiffman is the brother of Michael Schiffman.

Audit Committee

            Our board of directors has established a standing audit committee (as defined in Section 3(a)(58)(A) of the Exchange Act) to oversee the accounting and financial reporting processes of the Company and the audits of our financial statements.  The members of the audit committee are Bruce Galloway, Jeffrey Kuhr and Norman Ricken.

Audit Committee Financial Expert.

Our board of directors has determined that Mr. Ricken, who is a member and the chairman of the Audit Committee of our Board of Directors, is an audit committee financial expert, as defined in Item 401 of Regulation SB.  The Company considers Mr. Ricken to be independent of the Company, as the term "independent" is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors and executive officers and persons who beneficially own more than ten percent of each class of our equity securities that is registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2003, all Section 16(a) filing requirements applicable to our officers and directors and beneficial owners of more than ten percent of our common stock were complied with.

Code of Ethics

            The Company has adopted a code of ethics that applies to our officers (including our principal executive officer and our principal financial officer and principal accounting officer), employees and directors.  A copy of our Code of Ethics will be provided without charge to those requesting a copy by sending a written request to:

Forward Industries Inc.
1801 Green Road, Suite E.
Pompano Beach, FL 33064

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding all cash and non-cash compensation earned by our chief executive officer and each of our executive officers who earned more than $100,000 during Fiscal 2003, Fiscal 2002 or Fiscal 2001.  For further information concerning compensation arrangements with the executive officers named below, see "-Employment Agreements."

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Comp. $	Restricted Stock Awards ($)	Securities Underlying Options	LTIP Payouts ( $)	All Other Comp ($)

Jerome E. Ball
Chairman and	2003	$219,700	$115,000	--	--	--	--	$15,810
Chief Executive	2002	$155,333	$18,500	--	--	--	--	$63,240
Officer (a)	2001	$172,080	--	--	--	250,000 shares	--	$47,430

Michael Schiffman
President and	2003	$310,000	$115,000	--	--	--	--	--
Chief Operating	2002	$290,000	$18,500	--	--	--	--	--
Officer	2001	$282,500	--	--	--	850,000 shares	--	--

Douglas W. Sabra
Vice President and	2003	$123,500	$58,000	--	--	--	--	--
Chief Financial	2002	$116,667	$10,000	--	--	--	--	--
Officer	2001	$115,000	--	--	--	75,000 shares	--	--

(a)     For Mr. Ball, "All Other Compensation" represents rent paid by us on Mr. Ball's behalf with respect to an apartment in New York. Effective January 1, 2003, Mr. Ball agreed to assume all obligations with respect to the apartment and his salary was adjusted commensurate with that agreement.

During Fiscal 2002, each of the above-named executive officers voluntarily agreed to forego a portion of his salary for the fourteen-month period August 2002 through September 2003. The Compensation Committee of our Board of Directors agreed that such foregone salary amounts would be restored to those executives if we achieved certain Fiscal 2003 profitability levels. As a result, Fiscal 2002 salaries were reduced by $6,666 for Mr. Ball, $10,000 for Mr. Schiffman and $3,333 for Mr. Sabra and the total amounts subject to forfeiture by such executive officers during the fourteen-month period were $46,667 for Mr. Ball, $70,000 for Mr. Schiffman and $23,333 for Mr. Sabra. Based on the results of operations achieved by the Company in Fiscal 2003, the Compensation Committee agreed that those amounts would be restored to the executives, which amounts are reflected in the above table as salary in Fiscal 2003.

Option Grants

In December 1996, our Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to four million (4,000,000) shares of our common stock may be issued to our executive officers, employees and non-employee directors and consultants upon the exercise of incentive stock options and nonqualified stock options. The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Compensation Committee of our Board of Directors establishes the exercise price of the nonqualified options. Options generally vest evenly over three years and expire ten years after the date of grant, provided that, if the option holder's employment, consulting or other relationship with the Company terminates, generally the option must be exercised within 90 days of such termination.  See "Item 6. Management's Discussion and Analysis-Risk Factors -Future sales of common stock issuable upon exercise of options and warrants could dilute your holdings and depress market prices."

No options to purchase our common stock or stock appreciation rights were granted to the executive officers named in the Summary Compensation Table in Fiscal 2003.

Stock Options Held at September 30, 2003

The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation Table as of September 30, 2003. No options to purchase common stock were exercised by such named executive officers during Fiscal 2003 and no stock appreciation rights were outstanding during Fiscal 2003. The closing price of our common stock at September 30, 2003 was $2.38, and the closing price of our common stock on November 12, 2003 was $2,70, in each case as reported by Nasdaq.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
Name	Shares Acquired On Exercise	Value Realized	Number Of Unexercised Securities Underlying Options at FY-End Exercisable / Unexercisable	Value of Unexercised In-The-Money Option/SARS at FY End- Exercisable / Unexercisable
Jerome E. Ball	0	0	250,000 / 250,000	$157,500 / $95,000
Michael Schiffman	0	0	650,000 / 400,000	$346,000 / $0
Douglas W. Sabra	0	0	15,000 / 75,000	$13,200 / $28,500

Compensation of Directors

Prior to April 2003, it was our policy to pay our non-employee directors $500 for each meeting attended of the Board of Directors or a committee thereof. The chairperson of each subcommittee received an additional $250 for each subcommittee meeting. We also reimbursed directors for their travel expenses incurred for attendance at such meetings.  During Fiscal 2002, Messrs. Ricken, Kuhr and Galloway, received $3,300, $2,000 and $1,250, respectively, for attendance at meetings of the Board of Directors or a committee thereof during Fiscal 2002.

In Fiscal 2003, our Board of Directors amended its policy relating to compensation of directors.  Under the amended policy, each non-employee director now receives an annual stipend of $10,000, payable in quarterly increments of $2,500, and the chairman of each subcommittee receives an additional $1,000 stipend per committee chair. In addition, each non-employee director receives $1,000 for each board meeting attended, $500 for each subcommittee meeting attended and is entitled to reimbursement for actual and reasonable travel expenses incurred for attendance at such meetings. During Fiscal 2003, Messrs. Ricken, Kuhr, Galloway and Levy received $12,500, $9,250, $9,500 and $6,500, respectively, for their services, excluding travel reimbursements.  In addition, in Fiscal 2003, each non-employee director was granted options to purchase 10,000 shares of our common stock at an exercise price of $2.05 per share, which was above the market price of our common stock at the time of the grant.  In the event any such director ceases to serve as a director, such options expire 12 months after termination of the director relationship.

Employment Agreements

Effective October 1, 2003, we entered into an employment agreement with each of Jerome E. Ball, Michael M. Schiffman and Douglas W. Sabra in order to secure their services to Forward during the term of the agreements, each of which expires on December 31, 2005.  Each agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 60 days prior to the end of the term (or renewal period). If Forward gives such notice, subject to certain conditions, the executive would be entitled to receive six months salary at the rate then in effect as severance.  No stock options or other equity compensation is granted to any such executive pursuant to these agreements.  These agreements terminate and supersede the contracts to which Forward and Messrs. Ball, Schiffman and Sabra, respectively, were a party that were in force during Fiscal 2003 and which were to expire at various dates thereafter.  None of the provisions in the terminated agreements have any continuing effect, except that options to purchase common stock (including accelerated vesting provisions referenced below) granted to each executive pursuant to those terminated agreements, as set forth under "Item 10. Executive Compensation-Summary Compensation Table", remain in effect according to the original terms thereof. Set forth below is certain information that pertains to each executive's employment agreement.  See Note 11 to the Financial Statements.

Under his agreement, Mr. Ball is employed as our Chairman and Chief Executive Officer at an annual salary of $230,000.  In addition, Mr. Ball is eligible to receive bonus compensation in each year of the term based on financial incentives and non-financial incentives.  The formula that determines the amount of bonus that may be earned under the financial component in each year during the term of the agreement is based on the extent to which, if any, Forward's Pre-Tax Income (as defined in the agreement) exceeds, achieves or fails to exceed the target level for such year, which will be identified at the beginning of each fiscal year by the Compensation Committee of our Board of Directors.  Based on this formula, Mr. Ball may earn a maximum of approximately $141,000 (if Pre-Tax Income exceeds the target level by 20%) and a minimum of zero, all on a sliding scale.  Mr. Ball may earn a maximum of 10% of his salary pursuant to the non-financial incentive component of the bonus, which is based on performance factors evaluated by the Compensation Committee.

Pursuant to his prior employment agreements with Forward, Mr. Ball was awarded options to acquire 250,000 shares of our common stock at an exercise price of $2.00 per share, which vest on January 1, 2005.  Such options are subject to immediate vesting in the event that the price of the common stock on the Nasdaq SmallCap Market averages $3.50 per share for 180 consecutive days (not fewer than 90 of which must be during the employment term).  Under a previous employment agreement, Mr. Ball received options to purchase 250,000 shares of common stock at an exercise price of $1.75 per share. These options became fully exercisable on September 30, 1999.  In addition, because of Mr. Ball's relocation from New York to Florida as a result of the re-location of our executive offices in 2000, we agreed to assume Mr. Ball's lease with respect to an apartment in New York City with annual lease payments totaling approximately $63,000.  We made payments of $15,810, $63,240 and $47,430 in respect of this apartment on Mr. Ball's behalf during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.  Effective January 1, 2003, Mr. Ball agreed to assume all obligations with respect to such apartment, and his salary was increased accordingly.

Under his agreement, Mr. Schiffman is employed as our President and Chief Operating Officer at an annual salary of $300,000. In addition, Mr. Schiffman is eligible to receive bonus compensation in each year of the term based on financial incentives and non-financial incentives.  The formula that determines the amount of bonus that may be earned under the financial component in each year during the term of the agreement is based on the extent to which, if any, Forward's Pre-Tax Income (as defined in the agreement) exceeds, achieves or fails to exceed the target level for such year, which will be identified at the beginning of each fiscal year by the Compensation Committee of our Board of Directors.  Based on this formula, Mr. Schiffman may earn a maximum of approximately $71,000 (if Pre-Tax Income exceeds the target level by 20%) and a minimum of zero, all on a sliding scale.  In the event that either Mr. Schiffman's or Mr. Ball's salary changes during the term of their agreement, or if Mr. Ball is an employee of Forward but no longer serves as our Chief Executive Officer, then Mr. Ball's and Mr. Schiffman's bonus arrangements shall terminate and be subject to substitute, substantially equivalent arrangements as may be agreed between Mr. Schiffman and the Compensation Committee in an amendment to his agreement.  Mr. Schiffman may earn a maximum of 10% of his salary pursuant to the non-financial incentive component of the bonus, which is based on performance factors evaluated by the Compensation Committee.

In January 2001, at the time of entering into Mr. Schiffman's terminated agreement, we cancelled and issued the following options to purchase common stock:

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

Under his employment agreement, Mr. Sabra is employed as Vice President and Chief Financial Officer at an annual salary of $150,000.  In addition, Mr. Sabra is eligible to receive bonus compensation in each year of the term based on financial incentives and non-financial incentives.  The formula that determines the amount of bonus that may be earned under the financial component in each year during the term of the agreement is based on the extent to which, if any, Forward's Pre-Tax Income (as defined in the agreement) exceeds, achieves or fails to exceed the target level for such year, which will be identified at the beginning of each fiscal year by the Compensation Committee of our Board of Directors.  Based on this formula, Mr. Sabra may earn a maximum of approximately $60,000 (if Pre-Tax Income exceeds the target level by 20%) and a minimum of zero, all on a sliding scale.  Mr. Sabra may earn a maximum of 10% of his salary pursuant to the non-financial incentive component of the bonus, which is based on performance factors evaluated by the Compensation Committee.

In January 2001, in connection with the terminated agreement, Mr. Sabra was awarded options to acquire 75,000 shares of common stock at an exercise price of $2.00 per share, which vest on January 1, 2005. Such options are subject to immediate vesting in the event that the price of the common stock on the Nasdaq SmallCap Market averages $3.50 per share for 180 consecutive days (not fewer than 90 of which must be during the employment term).

 In addition to the foregoing, the agreements provide that each executive may by notice terminate his agreement in the event that "good cause" (as defined in each such agreement) is established, in which case the executive would be entitled to receive on the date of termination six months of his salary (at the rate in effect when notice is given) plus the amount of the bonus to which he would otherwise be entitled, pro rated to the date of termination (and calculated as set forth in each such agreement).  In addition, in the case of death during the term of the agreement, the executive is entitled to the bonus to which he would otherwise have been entitled, pro rated to the date of death, together with benefits made available to employees generally, including under Forward's retirement and group life insurance plans. Each such executive has also agreed to be bound by certain covenants that restrict his ability to compete with the Company or solicit the employment of Company employees after the term of his employment, prohibits disclosure of Company confidential information and restricts the executive, subject to certain exceptions, from making investments in entities that compete with the Company.

Information pertaining to compensation paid to Mr. Theodore Schiffman pursuant to his consulting agreement is set forth in "Item 12 - Certain Relationships and Related Transactions."

Report on Repricing of Options/Sars

We did not adjust or amend the exercise price of stock options previously awarded to any of our officers or directors during Fiscal 2003. See "-Employment Agreements."

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information, as of September 30, 2003, with respect to the beneficial ownership of the common stock by (i) each person or group who is known by us to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the compensation table under "Executive Compensation" and (iv) all our directors and executive officers, as a group (seven persons).  Information as to Robert S. Ellin and related investors is based solely on the filings, as amended from time to time, of such persons on Schedule 13D under the Exchange Act.

Identity of Beneficial Owner	Number of Shares of common stock	Notes	Percent of Class
Jerome E. Ball 1801 Green Road, Suite E Pompano Beach, FL. 33064	467,500	(a)	7.5%

Michael Schiffman 1801 Green Road, Suite E Pompano Beach, FL. 33064	972,927	(b)	14.7%

Douglas Sabra 1801 Green Road, Suite E Pompano Beach, FL. 33064	25,000	(c)	*

Norman Ricken 1801 Green Road, Suite E Pompano Beach, FL. 33064	50,700	(d) (e)	*

Bruce Galloway 1801 Green Road, Suite E Pompano Beach, FL. 33064	189,020	(e)	3.2%

Jeffrey Kuhr 1801 Green Road, Suite E Pompano Beach, FL. 33064	10,000	(e)	--

Edwin Levy 1801 Green Road, Suite E Pompano Beach, FL. 33064	10,000	(e)	--
All directors and executive officers as a group (7 persons)	1,725,147		24.9%

Robert S. Ellin and related investors 750 Lexington Avenue New York, NY 10022	695,700	(f)	11.6%

*Less than 1 percent

(a) Includes 250,000 shares of common stock issuable pursuant to currently exercisable stock options at an exercise price of $1.75.

(b) Includes 200,000 shares of common stock subject to currently exercisable options granted on September 9, 1999 at an exercise price of $1.88 per share; 150,000 shares of common stock subject to currently exercisable options granted on January 1, 2001 at an exercise price of $1.50 per share; and 300,000 shares of common stock subject to currently exercisable options granted on January 1, 2001 at $2.00 per share.

(c) Includes 15,000 shares of common stock subject to currently exercisable options granted on June 5, 2000 at an exercise price of $1.50 per share.

(d) Includes 10,000 shares of common stock subject to currently exercisable options granted on January 1, 2001 at an exercise price of $2.00.

(e) Includes 10,000 shares of common stock subject to currently exercisable options granted in April, 2003 at an exercise price of $2.05.

(f) Includes, to our knowledge, (i) 210,500 shares of common stock owned by Atlantis Equities, Inc. ("Atlantis"), a corporation of which Mr. Ellin and his wife Nancy Ellin are the sole officers and directors; (ii) 37,500 shares of common stock owned by Robert Ellin Family 1997 Trust, of which Mr. Ellin's father is the trustee and of which his minor children are the beneficiaries, as to which Mr. Ellin disclaims beneficial ownership; (iii) 2,500 shares of common stock owned by Mr. Ellin; (iv) 335,200 shares of common stock owned by the Robert Ellin Profit Sharing Plan, of which Mr. Ellin is the beneficiary; and (v) 110,000 shares of common stock held by Nancy J. Ellin, the wife of Mr. Ellin. See "Certain Relationships and Related Party Transactions."

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of September 30, 2003, the number of shares of our common stock, our only class of equity securities, issuable upon exercise of outstanding options, warrants and other rights, the weighted average exercise price of such options, warrants and other rights and the number of shares of common stock available for future issuance pursuant to all "equity compensation plans" relating to our common stock. Equity compensation plans include those approved by our shareholders, as well as those not approved by our shareholders, including individual compensation arrangements with one or more of our officers or directors or other persons.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders..........	2,102,550	$2.09	1,606,250
Equity compensation plans not approved by security holders..........	75,000	$1.75	-0-
Total.........................	2,177,550	$2.09	1,606,250

The terms of the 1996 Stock Incentive Plan that was approved by shareholders are summarized under the caption "Item 10.  Executive Compensation-Option Grants."  See Note 11 to the Financial Statements.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 11, 2002, we entered into a Settlement Agreement (the "Settlement Agreement") with Robert S. Ellin, Nancy Ellin, Atlantis Equities, Inc., Robert Ellin Family 1997 Trust and Robert Ellin Profit Sharing Plan (Mr. Ellin and such parties collectively are sometimes referred to as the "Ellin Group"). The Settlement Agreement resolved certain disagreements that arose between the Ellin Group and us. The principal terms of the Settlement Agreement were disclosed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, which summary is qualified in all respects by reference to the complete text of the Settlement Agreement (including the exhibits thereto), which is included as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2002, as amended by Form 8-KA filed on April 25, 2002.  The following presents a condensed summary of the Settlement Agreement, which is similarly qualified by reference to the information contained in such Form 8-K.

Pursuant to the Settlement Agreement, on April 11, 2002, the date of the Settlement Agreement, we appointed Mr. Bruce Galloway and Mr. Jeffrey Kuhr to our Board of Directors. As contemplated by the Settlement Agreement, Mr. Galloway and Mr. Kuhr were nominated to, and were elected as members of, our Audit Committee and our Compensation Committee. In connection with the Settlement Agreement, Forward and each member of the Ellin Group entered into a Standstill Agreement, dated April 11, 2002, pursuant to which the members of the Ellin Group were restricted from taking certain actions with respect to Forward, its common stock and certain other matters. The Standstill Agreement expired by its terms on October 10, 2003.

Pursuant to his consulting agreement entered into when he resigned from 30 years of service as our chief executive officer and chairman, and effective October 1998, Mr Theodore Schiffman, our co-founder, received a consulting fee of $200,000 per annum for the period January 1, 1999 to September 30, 2003. In addition, under this agreement Mr. Schiffman was entitled to receive severance payments totaling $350,000, of which $200,000 was paid on January 1, 1999, $35,000 was applied on September 30, 1999 to the repayment in part of Mr. Schiffman's promissory note held by the Company and $115,000 was paid in April 2001. In addition, the exercise price of options to purchase 450,000 shares of common stock was reduced from $2.00 to $1.10 per share.  In addition, pursuant to the consulting agreement Mr. Schiffman is subject to a non-competition arrangement with us that expires in 2006 and has agreed to maintain the confidentiality of trade secrets and work product of Forward.  Upon the expiration of the consulting agreement on September 30, 2003, Forward entered into a new agreement to pay Mr. Schiffman $2,500 per month from October 1, 2003 to December 31, 2003 in consideration for his providing consulting services at a reduced level during that period of time.  Other than such payments and benefits to which Mr. Schiffman is entitled as a former employee in accordance with our benefit plans, together with the options described above, Forward has no other obligations to Mr. Schiffman pursuant to the consulting agreement or otherwise.  Mr. Schiffman is the father of Michael Schiffman, our President and Chief Operating Officer and a director, and Stephen Schiffman, our corporate secretary.

We have made unsecured loans from time to time to Mr. Theodore H. Schiffman and to Mr. Schiffman's son Michael Schiffman.

On April 24, 2000, we provided a ninety-day loan to Michael Schiffman in the amount of $370,000, at the prime rate in effect from time-to-time plus three quarters of one percent. The purpose of the loan was to finance property that was being acquired by him in connection with our relocation to Florida. Our Board of Directors subsequently granted successive extensions of the loan term, and the loan was paid in full in June 2001. Interest income associated with the loan was approximately  $14,700 in Fiscal 2001.

During the period from July 1999 to June 2000, we paid insurance premiums and interest totaling $62,060 in respect of a life insurance policy that Mr. Theodore Schiffman maintains on his life. Effective October 1, 2001, in consideration for these advances Mr. Schiffman issued his promissory note to us in the principal amount of $62,060, bearing interest at 6% per annum, payable on demand by us. This note was paid in full on September 30, 2002.

In 1996, Theodore Schiffman issued his promissory note to us in the principal amount of $235,535, bearing interest at 6% per annum, amortized by annual payments of principal and interest in the amount of $50,000. In conjunction with entering into his consulting agreement, we and Mr. Schiffman agreed that repayment of the note would be made over the term of such agreement. At September 30, 2002, this note had been paid in full.

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
10.1

Consulting Agreement effective as of October 1, 1998 between the Company and Theodore H. Schiffman (incorporated by reference to the Company's 10-KSB Exhibit 4(v)  for the period ended September 30, 1999).

10.2

Employment Agreement effective as of October 1, 1998, between the Company and Michael Schiffman (incorporated by reference to the Company's 10-KSB Exhibit 4(W)  for the period ended September 30, 1999).

	10.3	Employment Agreement effective as of January 1, 2001 between the Company and Jerome E. Ball (incorporated by reference to the Company's 10-QSB Exhibit 10.1 for the period ended March 31, 2001).
10.4

Letter Agreement dated as of January 30, 2001 between the Company and Jerome E. Ball with respect to an apartment located at 300 East 56h Street New York, NY (incorporated by reference to the Company's 10-QSB Exhibit 10.2 for the period ended March 31, 2001).

	10.5	Employment Agreement effective as of January 1, 2001 between the Company and Michael M. Schiffman (incorporated by reference to the Company's 10-QSB Exhibit 10.3 for the period ended March 31, 2001).

10.6	Exhibit A to Employment Agreement between the Company and Michael M. Schiffman. (incorporated by reference to the Company's 10-QSB Exhibit 10.4 for the period ended March 31, 2001).
10.7	Employment Agreement effective as of January 1, 2001 between the Company and Douglas W. Sabra (incorporated by reference to the Company's 10-QSB Exhibit 10.5 for the period ended March 31, 2001).
10.8

Employment Agreement effective as of October 1, 2003 between the Company and Jerome E. Ball (incorporated by reference to Exhibit  99.1 to the Company's Current Report on Form 8-K filed on October 1, 2003).

10.9

Employment Agreement effective as of October 1, 2003 between the Company and Michael Schiffman (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 1, 2003).

10.10

Employment Agreement effective as of October 1, 2003 between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on October 1, 2003).

21.       SUBSIDIARIES OF THE SMALL BUSINESS ISSUER

21.1      List of the Subsidiaries of Forward Industries, Inc.

23.       CONSENT OF EXPERTS AND COUNSEL

23.1      Consent of Ernst & Young

31.       CERTIFICATIONS  PURSUANT TO RULE 13a-14(a) (Section 302 of Sarbanes-Oxley)

      31.1      Certification of Jerome E. Ball

      31.2      Certification of Douglas W. Sabra

32.       CERTIFICATIONS  PURSUANT TO RULE 13a-14(b) (Section 906 of Sarbanes-Oxley)

      32.1      Certification of Jerome E. Ball

      32.2      Certification of Douglas W. Sabra

REPORTS ON FORM 8-K

            During the period July 1, 2003 - September 30, 2003, we filed the following Current Reports on Form 8-K:

            None

ITEM 14. -PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services billed to us by our principal accounting firm, Ernst & Young LLP for the past two fiscal years.  Such information is provided as of November 12, 2003 and, accordingly, the information for Fiscal 2003 may be subject to change:

	Year Ended September 30,
	2003	2002
Audit Fees....................................................	$ 102,700	$ 103,700
Audit-related Fees.........................................	0	0
Tax Fees......................................................	23,800	23,900
Other Fees....................................................	0	0
	$ 126,500	$ 127,600

Tax fees are for the preparation of our U.S. corporate federal and state tax returns.  All work performed by our independent principal accountant must be pre-approved by our Audit Committee who ensures that all such work is compatible with maintaining the principal accountant's independence.

ITEM 7 - FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
FORWARD INDUSTRIES, INC.

We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. and subsidiaries (the Company) as of September 30, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Industries, Inc. and subsidiaries at September 30, 2003, and the consolidated results of their operations and their cash flows for each of the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Fort Lauderdale, Florida
November 10, 2003

FORWARD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2003

ASSETS

Current assets:
Cash and cash equivalents.........................................................................	$ 2,125,300
Accounts receivable - net..........................................................................	3,460,085
Inventories...............................................................................................	708,235
Prepaid expenses and other current assets.................................................	197,476
Deferred tax asset....................................................................................	58,700
Total current assets..................................................................................	6,549,796

Property, plant and equipment - net..............................................................	258,323
Deferred tax asset.......................................................................................	331,300
Other assets................................................................................................	40,607
TOTAL ASSETS......................................................................................	$ 7,180,026

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable.....................................................................................	$ 1,140,960
Accrued expenses and other current liabilities.............................................	743,450
Total current liabilities...............................................................................	1,884,410

Commitments and contingencies...................................................................

Shareholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $0.01; none issued	--
Common stock, 40,000,000 authorized shares, par value $0.01; 6,502,731 issued and outstanding (including 527,090 held in treasury)...................	65,027
Additional paid-in capital...........................................................................	8, 487,438
Accumulated deficit..................................................................................	(2,483,413)
6,069,052
Less: Cost of shares in treasury.................................................................	(773,436)
Total shareholders' equity.........................................................................	5,295,616
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................	$ 7,180,026

The accompanying footnotes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2003	2002

Net sales ....................................................................	$18,899,231	$16,362,708
Cost of goods sold .....................................................	12,777,627	10,732,692
Gross profit ................................................................	6,121,604	5,630,016

Operating expenses:
Selling ...................................................................	2,673,852	2,759,435
General and administrative .....................................	2,310,500	2,218,048
Total operating expenses ..................................	4,984,352	4,977,483

Income from operations..............................................	1,137,252	652,533

Other income (expense):
Interest expense ....................................................	(7,448)	(52,456)
Interest income .....................................................	10,208	17,051
Other income - net ................................................	111,202	58,464
Total other income.............................................	113,962	23,059

Income before benefit from income taxes ....................	1,251,214	675,592
Benefit from income taxes ..........................................	194,200	180,000
Net income.................................................................	$1,445,414	$855,592

Net income per common and common equivalent share:
Basic .....................................................................	$0.25	$0.15
Diluted ...................................................................	$0.24	$0.15

Weighted average number of common and common equivalent shares outstanding:
Basic ....................................................................	5,815,424	5,825,641
Diluted ..................................................................	5,954,354	5,825,641

The accompanying footnotes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 30, 2002 and 2003

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
Balance at September 30, 2001	$2,848,339	6,286,531	$62,865	$8,251,780	($4,784,419)	460,890	($681,887)
Net income	855,592	--	--	--	855,592	--	--
Balance at September 30, 2002	$3,703,931	6,286,531	$62,865	$8,251,780	($3,928,827)	460,890	($681,887)
Shares repurchased in open market transactions	(91,549)	--	--	--	--	66,200	(91,549)
Shares issued upon exercise of stock options	237,820	216,200	2,162	235,658	--	--	--
Net income	1,445,414	--	--	--	1,445,414	--	--
Balance at September 30, 2003	$5,295,616	6,502,731	$65,027	$8,487,438	($2,483,413)	527,090	($773,436)

The accompanying footnotes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2003	2002

OPERATING ACTIVITIES:
Net income.............................................................................................	$1,445,414	$855,592
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property, plant and equipment ...........................	7,056	21,025
Depreciation and amortization.........................................................	133,283	128,090
Deferred income tax benefit..............................................................	(210,000)	(180,000)
Changes in operating assets and liabilities:
Accounts receivable .....................................................................	(779,169)	(139,525)
Inventories ....................................................................................	10,751	34,940
Prepaid expenses and other current assets ...............................	21,648	50,604
Other assets ..................................................................................	730	(2,779)
Accounts payable .........................................................................	(165,422)	254,773
Accrued expenses and other current liabilities......................	451,466	83,826
NET CASH PROVIDED BY OPERATING ACTIVITIES	915,757	1,106,546

INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment ......................	3,591	158,450
Collection of officer's loans ..................................................................	--	103,918
Purchases of property, plant and equipment .....................................	(61,065)	(12,145)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(57,474)	250,223

FINANCING ACTIVITIES:
Proceeds from exercise of stock options ..............................................	237,820	--
Payments of short term borrowings .....................................................	--	(1,500,000)
Principal payments on capital lease obligations ..................................	(86,565)	(26,030)
Purchase of treasury shares ..................................................................	(91,549)	--
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	59,706	(1,526,030)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	917,989	(169,261)
CASH AND CASH EQUIVALENTS - beginning .................................	1,207,311	1,376,572
CASH AND CASH EQUIVALENTS - ending .......................................	$2,125,300	$1,207,311

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest ......................................................................................................	$7,448	$52,456
Income taxes .............................................................................................	$ --	$ --

The accompanying footnotes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design and marketing of custom-designed, soft-sided carrying cases made from leather, nylon, vinyl and other synthetic fabrics.  The cases are used primarily for the transport of portable electronic devices such as cellular phones and medical devices. The Company markets products as a direct seller to original-equipment-manufacturers to customers in the United States, Europe, and Asia.  For the years ended September 30, 2003 and 2002, approximately 40% and 58%, respectively, of its net sales were to customers located outside of the United States.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly owned subsidiaries (together the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

In accordance with the requirements of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, the Company recognizes revenue from product sales to customers when products that do not require further services by the Company are shipped, when there are no uncertainties surrounding customer acceptance and collectibility is reasonably assured.

Supplier Rebates

Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company has entered into agreements with several of its suppliers that grant the Company a rebate based on its level of purchases made during each quarter. In lieu of a cash payment from these suppliers, the Company reduces accounts payable to the supplier and cost of goods sold each quarter as the Company earns the rebates.  For the years ended September 30, 2003 and 2002, the cumulative amounts of such quarterly rebates were $293,000 and $191,800, respectively, and are included in the accompanying consolidated statements of income as a reduction of cost of goods sold.

Use of Estimates in the Preparation of Financial Statements

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivable - Trade

Accounts receivable consist of unsecured trade accounts with various customers. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers are generally net thirty (30) days. The Company has not historically experienced significant losses in extending credit to customers.  At September 30, 2003, the allowance for doubtful accounts was $35,300.

Two customers, including their affiliates or subsidiaries, accounted for approximately 54% of the Company's accounts receivable at September 30, 2003. These customers are well-established companies with good credit worthiness. Neither of these customers are in default and payments are generally received from them on a timely basis.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Provision has been made to reduce excess or obsolete inventories to net realizable value.

Supplier Concentration

The Company is dependent on five main suppliers for the purchase of inventories.  The Company purchased approximately 82% and 93% of its inventories from these suppliers in Fiscal 2003 and Fiscal 2002, respectively. One supplier accounted for approximately 41% and 33% of the Company's inventory purchases in Fiscal 2003 and Fiscal 2002, respectively. Management believes that other suppliers could provide similar products on comparable terms; however, a change in an individual supplier could delay shipment of product resulting in a loss of sales that could affect operating results.

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

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements and was approximately $18,100 and $15,500 for the years ended September 30, 2003 and 2002, respectively.

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting For the Impairment or Disposal of Long-Lived Asset, which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying value. It also establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. If the carrying value of the assets will not be recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. At September 30, 2003, no indications of impairment were present.

Advertising Costs

Advertising costs, consisting primarily of sample expense and product brochures, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of income and amounted to approximately $50,200 and $75,400 for the years ended September 30, 2003 and 2002, respectively.

Stock Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock options granted. Accordingly, no expense for employee stock based compensation was recognized in the years ended September 30, 2003 and 2002.  For awards to non-employees, the Company recognizes expense in accordance with SFAS 123 and related interpretations and amendments.  No such expense was required during the years ended September 30, 2003 and 2002.

If the Company had elected to recognize expense in the fiscal years ended September 30, 2003 and 2002 for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, net income and income per share would have been changed to the pro forma amounts indicated below:

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Years Ended September 30,
	2003	2002
Net income, as reported..................................	$ 1,445,414	$ 855,592
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects	164,396	286,371
Pro forma net income.....................................	$ 1,281,018	$ 569,221

Earnings per share:
Basic - as reported......................................	$ $0.25	$ $0.15
Basic - pro forma........................................	$ $0.23	$ $0.10

Diluted - as reported...................................	$ $0.24	$ $0.15
Diluted - pro forma.....................................	$ $0.22	$ $0.10

For Fiscal 2003 and 2002, the fair value of the stock options used to compute pro forma net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 99.5%; dividend yields of 0%, risk-free interest rates of 4.0% to 6.0% and an expected holding period of three to five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The fair value of options granted in Fiscal 2003 was $49,300, calculated under the Black-Scholes method.

Translation of Foreign Currencies

The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Assets and liabilities of the subsidiaries are remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses are remeasured at average rates prevailing during the year. Translation adjustments and foreign currency transaction gains or losses are included in "other income-net" in the accompanying consolidated statements of income.  The net gain from foreign currency transactions was $86,200 and $51,800 for the years ended September 30, 2003 and 2002, respectively.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants and other financial instruments convertible into the Company's common stock. The weighted-average number of common shares outstanding excludes common stock equivalents in periods where losses are reported, or when the exercise price of such common stock equivalents is above the average market price of the Company's common stock, because their inclusion would be anti-dilutive. Common stock equivalents of 551,250 and 2,374,625 shares were not considered in the computation of earnings per share in Fiscal 2003 and 2002, respectively, because their inclusion would have been anti-dilutive.

Comprehensive Income

Components of comprehensive income or loss for the Company include items such as net income and foreign currency translation adjustments. The Company did not have any material amounts of other comprehensive income or loss in Fiscal 2003 and Fiscal 2002, besides its net income.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, this statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale."

SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business and would extend the reporting of a discontinued operation to a "component of an entity." Further, this statement requires operating losses from a "component of an entity" to be recognized in the period(s) in which they occur (rather than as of the measurement date as previously required by APB Opinion No. 30). The Company adopted SFAS No. 144 effective October 1, 2002, and it did not have an impact on the Company's current financial position or its results of operations.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections. For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment was required for certain extinguishments as provided in APB Opinion No. 30. This statement also amended SFAS No. 13 for certain sale-leasebacks and sublease accounting. The Company adopted the provisions of SFAS No. 145 effective October 1, 2002, and it did not have an impact on the Company's current financial position or its results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to, termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. This statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. This statement was adopted effective January 1, 2003, and it did not have an impact on the Company's current financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that certain guarantees be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The Company adopted the disclosure requirements under FIN 45 for the quarter ended June 30, 2003 and will adopt the initial recognition and initial measurement provisions for any guarantees issued or modified after June 30, 2003. The adoption of FIN 45 did not, and is not, expected to have an impact on the Company's current financial position or its results of operations.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25.  The Company adopted the required disclosure provisions of SFAS No. 148 effective January 1, 2003, and its application did not have an impact on the Company's current financial position or its results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's current financial position or its results of operations.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have an impact on its current financial position or its results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measures certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004, and the Company does not believe the adoption of SFAS No. 150 will have an impact on its current financial position or its results of operations.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications of the prior year's financial statements have been made to conform to the current year's presentation.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2003 consists of the following:

Category	Cost	Accumulated Depreciation and Amortization	Net

Furniture, fixtures and equipment	$ 655,596	$ (417,763)	$ 237,833
Leasehold improvements	135,929	(115,439)	20,490
	$ 791,525	$ (533,202)	$ 258,323

Depreciation and amortization expense amounted to $133,283 and $128,090 for the years ended September 30, 2003 and 2002, respectively.

NOTE 3 - DISPOSITION OF ASSETS HELD FOR SALE

In connection with the Company's consolidation of its offices from Westbury, New York and South Bend, Indiana, to Pompano Beach, Florida, land and a building owned by the Company in South Bend were determined by management to be held for sale as of September 30, 2000.  The Company disposed of these assets in Fiscal 2002 and recorded a loss of approximately $21,000 that is included in other income - net in the accompanying consolidated statement of income for the year ended September 30, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

Interest income on officer notes and loans receivable amounted to $5,600 for the year ended September 30, 2002.  All officer notes and loans receivable were paid in full during the year ended September 30, 2002.  No loans were made to any officer of the Company, therefore, there was no such interest income during the year ended September 30, 2003.

In Fiscal 2002, as part of a settlement agreement between the Company and a shareholder who is a beneficial owner of more than ten percent of the Company's stock, the Company paid $100,000 to the attorneys of the shareholder as reimbursement of legal expenses incurred by the shareholder in disagreements with the Company.  That amount is included in general and administrative expense in the accompanying consolidated statement of income for the year ended September 30, 2002.

NOTE 5 - CAPITAL LEASES

The Company was leasing certain equipment under agreements that were classified as capital leases.  Those leases were paid in full during Fiscal 2003, and the Company has no further obligation under the leases at September 30, 2003.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 6 - DEBT

In September 2002, the Company renewed its credit facility with a bank that provides for a maximum uncommitted line of credit of $1.5 million, including $500,000 for letters of credit. The line is renewable annually at the discretion of the bank and expires March 31, 2004. The Company is required to eliminate borrowings for thirty consecutive days during the term of the facility and is required to maintain operating performance that is acceptable to the bank.  Amounts drawn under the credit facility bear interest at the bank's prime rate (4.00% as of September 30, 2003) in effect from time-to-time plus one half of one percent and are secured by a portion of a subsidiary's assets. There are no fees with respect to undrawn balances. There have been no drawings or payments during Fiscal 2003 and at September 30, 2003, there were no outstanding borrowings or letter of credit obligations under this facility.

In February 2003, the Company, through a foreign subsidiary, established an additional credit facility with a bank that provides for a maximum uncommitted line of credit of $400,000.  Amounts borrowed under the facility may be structured as either term loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  The bank or the Company may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed as a revolving line of credit must be settled quarterly or converted into term loans.  An intercompany balance owed by the subsidiary to the Company secures borrowings under the line and the subsidiary has agreed to certain covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.0% as of September 30, 2003).  Additionally, the Company pays a credit commission of 0.25% of the maximum amount of credit used during a quarter. This credit facility has not been used. Therefore, at September 30, 2003, there were no outstanding borrowings under this credit facility.

Interest expense on the bank debt was $45,800, for the year ended September 30, 2002.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2003 consist of the following:

Accrued wages, bonuses and related expenses...........................	$ 568,050
Accrued royalty.......................................................................	83,000
Accrued expenses to suppliers..................................................	76,600
Accrued income taxes..............................................................	15,800
$ 743,450

NOTE 8 - INCOME TAXES

The United States and foreign components of income from continuing operations before income taxes are as follows:

	2003	2002
United States	$ 1,029,805	$ 284,502
Foreign	221,409	391,090
	$ 1,251,214	$ 675,592

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 8 - INCOME TAXES (continued)

The components of the provision (benefit) for income taxes for the years ended September 30, consist of the following:

	2003	2002
Current
Federal	$ ---	$ ---
Foreign	15,800	---
State	---	---
Total current	15,800	---
Deferred	(210,000)	(180,000)
	$ (194,200)	$ (180,000)

The components of the deferred tax assets and liabilities at September 30, 2003 are as follows:

Current:
Accounts receivable	$ 105,300
Inventory	15,700
Less: Valuation Allowance	(62,300)
Total current	58,700
Non-current:
Net operating losses	1,078,400
Property, plant and equipment	56,800
Less: Valuation Allowance	(803,900)
Total non-current	331,300

Net deferred tax asset	$ 390,000

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company's cumulative losses in recent years), the Company has recorded a valuation allowance against a portion of its deferred tax assets totaling $866,200, resulting in a net deferred tax asset of $390,000 as of September 30, 2003. The valuation allowance has been allocated between current and non-current classifications in proportion to the related current and non-current deferred tax asset balances.  During the fourth quarter of Fiscal 2003, as part of its periodic evaluation of the need for a valuation allowance against its deferred tax assets, the Company determined that the future realization of a portion of its deferred tax asset was more likely than not.  The Company's estimate of this portion of its deferred tax asset is $390,000 as of September 30, 2003. In the event it is determined that the Company would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to record an increase in the deferred tax asset valuation allowance would be charged to income in the period such determination would be made. Conversely, if the Company determines that it will be able to realize more of its net deferred tax assets, the adjustment to reduce the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets are reflected in the tax expense (benefit) line of the consolidated statements of income.

The change in the Company's deferred tax valuation allowance for Fiscal 2003 was a decrease of approximately $611,400, compared to a decrease of approximately $579,000 in Fiscal 2002.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 8 - INCOME TAXES (continued)

During Fiscal 2003, the Company utilized approximately $885,400 and $41,000 of net operating loss carryforwards in the U.S. and Switzerland, respectively.  At September 20, 2003, the Company had available the following net operating loss carryforwards:

Jurisdiction	Amount	Expires
U.S.	$ 3,043,600	2010-2023

The net operating loss of $3,043,600 for U.S. tax purposes includes approximately $177,900 from the exercise of stock options during the year ended September 30, 2003.  The Company will record the benefit of the net operating loss carryforwards related to those stock options through additional paid-in capital when the net operating loss carryforwards are used to reduce the Company's income tax payable, and they will not have an impact on the Company's future profit or loss as reported in its financial statements.

Effective June 2001, undistributed earnings of the Company's foreign subsidiaries are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At September 30, 2003, the Company's foreign subsidiary had approximately $162,000 of accumulated undistributed earnings.

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended September 30, is shown below:

	2003	2002
Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal benefit	3.6	3.6
Non-deductible items	0.6	1.4
Foreign tax rate differential	(5.4)	(16.7)
Utilization of net operating losses	(31.5)	(22.3)
Change in valuation allowance	(16.8)	(26.6)
Effective tax rate	(15.5%)	(26.6%)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company rents certain of its facilities under leases expiring at various dates through July 2007. Certain of these leases contain stated escalation clauses while others contain renewal options. In addition, the Company is leasing two warehouse facilities on a month-to-month basis. Total rent expense for the years ended September 30, 2003 and 2002, amounted to $254,400 and $233,800, respectively. Minimum future rental commitments under such leases for future fiscal years are summarized below:

YEARS ENDING SEPTEMBER 30,
Amount
2004..........................................................	$177,400
2005..........................................................	131,800
2006..........................................................	110,700
2007..........................................................	85,200
Total..........................................................	$505,100

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

Effective October 1, 2003, the Company entered into employment agreements with Jerome E. Ball, Michael Schiffman and Douglas W. Sabra in order to secure their services to the Company during the term of the agreements, each of which expires on December 31, 2005.  Each agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 60 days prior to the end of the term (or renewal period). If the Company gives such notice, subject to certain conditions, the executive would be entitled to receive six months salary at the rate then in effect as severance.

Under his agreement, Mr. Ball is employed as Chairman and Chief Executive Officer at an annual salary of $230,000.  In addition, Mr. Ball is eligible to receive bonus compensation in each year of the term based on financial incentives and non-financial incentives.  The formula that determines the amount of bonus that may be earned under the financial component in each year during the term of the agreement is based on the extent to which, if any, the Company's Pre-Tax Income (as defined in the agreement) exceeds, achieves or fails to exceed the target level for each such year, which will be identified at the beginning of the fiscal year by the Compensation Committee of the Company's Board of Directors.  Based on this formula, Mr. Ball may earn a maximum of approximately $141,000 (if Pre-Tax Income exceeds the target level by 20%) and a minimum of zero, all on a sliding scale.  Mr. Ball may earn a maximum of 10% of his salary pursuant to the non-financial incentive component of the bonus, which is based on performance factors evaluated by the Compensation Committee of the Company's Board of Directors.

Under his agreement, Mr. Schiffman is employed as President and Chief Operating Officer at an annual salary of $300,000. In addition, Mr. Schiffman is eligible to receive bonus compensation in each year of the term based on financial incentives and non-financial incentives.  The formula that determines the amount of bonus that may be earned under the financial component in each year during the term of the agreement is based on the extent to which, if any, the Company's Pre-Tax Income (as defined in the agreement) exceeds, achieves or fails to exceed the target level for each such year, which will be identified at the beginning of each fiscal year by the Compensation Committee of the Company's Board of Directors.  Based on this formula, Mr. Schiffman may earn a maximum of approximately $71,000 (if Pre-Tax Income exceeds the target level by 20%) and a minimum of zero, all on a sliding scale.  In the event that either Mr. Schiffman's or Mr. Ball's salary changes during the term of their agreement, or if Mr. Ball is an employee of the Company but no longer serves as the Company's Chief Executive Officer, then Mr. Ball's and Mr. Schiffman's bonus arrangements shall terminate and be subject to such substitute, substantially equivalent arrangements as may be agreed between Mr. Schiffman and the Compensation Committee in an amendment to his agreement.  Mr. Schiffman may earn a maximum of 10% of his salary pursuant to the non-financial incentive component of the bonus, which is based on performance factors evaluated by the Compensation Committee of the Company's Board of Directors.

Under his agreement, Mr. Sabra is employed as Vice President and Chief Financial Officer at an annual salary of $150,000.  In addition, Mr. Sabra is eligible to receive bonus compensation in each year of the term based on financial incentives and non-financial incentives.  The formula that determines the amount of bonus that may be earned under the financial component in each year during the term of the agreement is based on the extent to which, if any, the Company's Pre-Tax Income (as defined in the agreement) exceeds, achieves or fails to exceed the target level for each such year, which will be identified at the beginning of the fiscal year by the Compensation Committee of the Company's Board of Directors.  Based on this formula, Mr. Sabra may earn a maximum of approximately $60,000 (if Pre-Tax Income exceeds the target level by 20%) and a minimum of zero, all on a sliding scale.  Mr. Sabra may earn a maximum of 10% of his salary, pursuant to the non-financial incentive component of the bonus, which is based on performance factors evaluated by the Compensation Committee of the Company's Board of Directors.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

In addition to the foregoing, the agreements provide that each executive may terminate his agreement in the event that "good cause" (as defined in each such agreement) is established, in which case the executive would be entitled to receive on the date of termination one-half his salary for the year in which such termination occurs plus the amount of the bonus to which he would otherwise be entitled, pro rated to the date of termination (and calculated as set forth in each such agreement).  In addition, in the case of death during the term of the agreement, the executive is entitled to the bonus to which he would otherwise have been entitled, pro rated to the date of death, together with benefits made available to employees generally, including under the Company's retirement and group life insurance plans. Each such executive has also agreed to be bound by certain covenants that restrict his ability to compete with the Company or solicit the employment of Company employees after the term of his employment, prohibits disclosure of Company confidential information and restricts the executive, subject to certain exceptions, from making investments in entities that compete with the Company.

Amounts incurred under employment and severance agreements amounted to $1,157,000 and $872,000 for the years ended September 30, 2003 and 2002, respectively, including accrued bonus obligations and excluding any amounts foregone.  For Fiscal 2003, under the terms of their prior employment agreements, Messrs. Ball, Schiffman, and Sabra earned bonuses of $115,000, $115,000 and $58,000, respectively, which are accrued at September 30, 2003.  For Fiscal 2002, Messrs. Ball, Schiffman, and Sabra earned bonuses of $18,500, $18,500 and $10,000, respectively.

Royalty Commitments

The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region") effective January 1, 2001.  Under the terms of the license agreement, as amended, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license requires the Company to make minimum guaranteed royalty payment to Motorola of $408,000 for the contract period of October 1, 2003 to September 30, 2004

If the Company elects to terminate the license before September 30, 2004, the Company would be required to pay the balance, if any, of the minimum guarantee for the contract period in effect at the date of cancellation.

The minimum royalty commitments are recognized as expense over the applicable contract period.  The Company recorded royalty expense of $332,000 and $495,000 in Fiscal 2003 and Fiscal 2002, respectively, which is included in selling expenses in the accompanying consolidated statements of income.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings

In October 2001, the Company initiated an action against Royal Industries Inc. ("Royal"), in the Supreme Court of the State of New York, Kings County, asserting causes of action for conversion and unjust enrichment. The Company alleges that, without consent or authority, and with full knowledge of the Company's rights under a security agreement, Royal wrongfully took possession of certain assets in which the Company had a properly perfected security interest. The Company seeks compensatory damages of $1 million. Royal has filed a counterclaim against the Company alleging abuse of process and harassment and is seeking an award of punitive damages in the amount of $1 million.  Although the parties have made discovery demands, neither has complied, having each interposed objections to the nature and scope of the discovery sought, and the action has remained essentially dormant since service of the answer on November 5, 2001.  No depositions have been held, no judicial intervention in the discovery dispute has been sought, and no trial has been scheduled or is likely to be scheduled in the foreseeable future. To date, efforts to resolve the matter by negotiation have not borne fruit, yet Royal declines to prosecute its counterclaims.  After consultation with the Company's legal counsel, management believes the case is without merit and it does not appear reasonably possible that Royal's counterclaims will result in material losses and therefore, at September 30, 2003, no provision for losses related to this action has been recorded in the accompanying consolidated financial statements.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and debt as of September 30, 2003 approximate fair value due to the short maturity of these items.

NOTE 11 - SHAREHOLDERS' EQUITY

Anti-takeover Provisions

The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board of Directors has the authority, without shareholder approval, to issue preferred stock in one or more series and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. The ability of the Company to issue the authorized but unissued shares of preferred stock could be used to impede takeovers of the Company.  Under certain circumstances, the issuance of the preferred stock would make it more difficult for a third party to gain control of the Company, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock.  Such provisions may discourage attempts to acquire the Company.

Stock Repurchase

On September 27, 2002, the Company's Board of Directors authorized the Company to repurchase up to 400,000 shares, or approximately seven percent, of its outstanding common stock. As of September 30, 2003, 66,200 shares have been repurchased under that authorization.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 11 - SHAREHOLDERS' EQUITY (continued)

Warrants

During Fiscal 1999, the Company issued warrants to purchase 380,000 shares of the Company's commons stock to three consultants as partial consideration for services in such areas as investment banking and shareholder matters. One warrant to purchase 5,000 shares of the Company's common stock at $1.50 expired unexercised in Fiscal 2001.  Three warrants to purchase 100,000 shares each at $1.50, $1.75 and $2.00 expired unexercised during Fiscal 2002. At September 30, 2003, the remaining warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $1.75 were outstanding and expire on February 28, 2004.

Options

In December 1996, the Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to 4,000,000 shares of common stock may be issued to officers, employees and non-employee directors of the Company upon the exercise of incentive stock options and nonqualified stock options. The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Compensation Committee establishes the exercise price of the nonqualified options. Options expire ten years after the date of grant and generally vest evenly over three years. During the year ended September 30, 2003, the Company issued an aggregate of 40,000 options to the Company's outside directors. The Company did not grant any stock options during the year ended September 30, 2002. A summary of the plan activity for the years ended September 30, is as follows:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding - beginning of year	2,324,625	$2.02	2,374,625	$2.02
Granted	40,000	$2.05	---	---
Exercised	(216,200)	$1.10	---	---
Cancelled expired	(45,875)	$3.02	(50,000)	$2.00
Outstanding - end of year	2,102,550	$2.09	2,324,625	$2.02

Options exercisable at year-end	1,377,550		1,539,625

The following table summarizes information about stock options outstanding at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at September 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at September 30, 2003	Weighted Average Exercise Price
$1.10 to $1.50	263,800	2.20 years	$1.37	263,800	$1.37
$1.75 to $2.50	1,572,500	3.47 years	$2.04	1,047,500	$1.96
$2.75 to $3.25	266,250	3.09 years	$3.14	66,250	$2.81
	2,102,550	3.26 years	$2.09	1,377,550	$1.89

There were 1,606,250 shares available for future grants under the plan as of September 30, 2003.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 12 - 401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.40 on each dollar of employee contribution.  The Company's matching contributions were $30,700 and $29,500 for the years ended September 30, 2003 and 2002, respectively, and are reflected in the accompanying consolidated statements of income.  The Company's contributions vest equally over a three-year period.

NOTE 13 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). During the years ended September 30, 2003, and 2002, the average quoted closing market prices of the Company's common stock were $1.69 and $.89, respectively.  Calculation of diluted earnings per share is as follows:

	Year ended September 30,
	2003	2002
Numerator:
Net income....................................	$ 1,445,414	$ 855,592
Denominator:
Denominator for basic earnings per share - weighted average shares................	5,815,424	5,825,641
Dilutive stock options and warrants - treasury stock method....................	138,930	**
Denominator for diluted earnings per share - weighted average shares..............	5,954,354	5,825,641
Net income per common share
Basic.............................................	$ 0.25	$ 0.15
Diluted..........................................	$ 0.24	$ 0.15
Shares excluded due to antidilution	551,250	2,374,625

** No dilutive common equivalent shares were outstanding because the average price of the Company's common stock, as quoted on the NASDAQ SmallCap Market, was below the exercise price of all outstanding options and warrants in this period.

FORWARD INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 14 - BUSINESS SEGMENT INFORMATION

The Company operates in a single segment that provides soft-sided carrying solutions for portable electronic devices. This carrying-solution segment designs and markets products to its customers that include wireless telecommunications and medical companies. The carrying solution segment operates in geographic regions that include the United States and Europe. Other geographic regions include Australia and Asia.  Geographic regions are defined based primarily on the location of the customer.  Segment information is as follows:

Revenues from external customers:

Years Ended September 30,
(thousands of dollars)
	2003	2002
United States	$ 11,271	$ 6,885
Europe	7,189	8,270
Other (Primarily Asia)	439	1,208
Total net sales	$ 18,899	$ 16,363

Long-lived assets:

Identifiable long-lived assets, consisting entirely of property, plant and equipment, by geographic region are as follows:

September 30, 2003
(thousands of dollars)
United States	$ 204
Europe	31
Other (Primarily Asia)	23
Total identifiable long lived-assets	$ 258

Major Customers:

The following customers or their affiliates accounted for more than ten percent of both the Company's total net sales, and the net sales of its geographic regions:

	Year Ended September 30, 2003
	U.S.	Europe	Total Company
Motorola	29%	26%	28%
Lifescan	21%	11%	17%

	Year Ended September 30, 2002
	U.S.	Europe	Total Company
Motorola	15%	40%	27%
Abbott Labs	10%	16%	12%

Motorola percentages do not include the sale of licensed Motorola products made by the Company to third parties under its license agreement with Motorola.  No other single customer comprised more than 10% of the Company's total net sales, or the net sales of any of its geographic regions in either period.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: November 14, 2003	FORWARD INDUSTRIES, INC.

By: /s/ Jerome E. Ball
Jerome E. Ball
Chief Executive Officer and
Chairman of the Board

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

November 14, 2003

/s/Jerome E. Ball
Jerome E. Ball
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

November 14, 2003	/s/Douglas W. Sabra
Douglas W. Sabra
Chief Financial Officer and Vice President
(Principal Financial Officer and
Principal Accounting Officer)

November 14, 2003	/s/Michael Schiffman
Michael Schiffman
President and Director

November 14, 2003	/s/Bruce Galloway
Bruce Galloway
Director

November 14, 2003	/s/Jeffrey Kuhr
Jeffrey Kuhr
Director

November 14, 2003	/s/Edwin Levy
Edwin Levy
Director

November 14, 2003	/s/Norman Ricken
Norman Ricken
Director

Exhibit Index

3.	ARTICLES OF INCORPORATION AND BY-LAWS
	3.1	Certificate of Incorporation of the Company as amended (incorporated by reference to Exhibit 2(a) to the Form 10-SB)
	3.2	By-Laws (incorporated by reference to Exhibit 2(b) to the Form 10-SB)
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
10.1

Consulting Agreement effective as of October 1, 1998 between the Company and Theodore H. Schiffman (incorporated by reference to the Company's 10-KSB Exhibit 4(v)  for the period ended September 30, 1999).

10.2

Employment Agreement effective as of October 1, 1998, between the Company and Michael Schiffman (incorporated by reference to the Company's 10-KSB Exhibit 4(W)  for the period ended September 30, 1999).

	10.3	Employment Agreement effective as of January 1, 2001 between the Company and Jerome E. Ball (incorporated by reference to the Company's 10-QSB Exhibit 10.1 for the period ended March 31, 2001).
10.4

Letter Agreement dated as of January 30, 2001 between the Company and Jerome E. Ball with respect to an apartment located at 300 East 56h Street New York, NY (incorporated by reference to the Company's 10-QSB Exhibit 10.2 for the period ended March 31, 2001).

	10.5	Employment Agreement effective as of January 1, 2001 between the Company and Michael M. Schiffman (incorporated by reference to the Company's 10-QSB Exhibit 10.3 for the period ended March 31, 2001).
	10.6	Exhibit A to Employment Agreement between the Company and Michael M. Schiffman. (incorporated by reference to the Company's 10-QSB Exhibit 10.4 for the period ended March 31, 2001).
	10.7	Employment Agreement effective as of January 1, 2001 between the Company and Douglas W. Sabra (incorporated by reference to the Company's 10-QSB Exhibit 10.5 for the period ended March 31, 2001).
10.8

Employment Agreement effective as of October 1, 2003 between the Company and Jerome E. Ball (incorporated by reference to Exhibit  99.1 to the Company's Current Report on Form 8-K filed on October 1, 2003).

10.9

Employment Agreement effective as of October 1, 2003 between the Company and Michael Schiffman (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 1, 2003).

10.10

Employment Agreement effective as of October 1, 2003 between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on October 1, 2003).

21.       SUBSIDIARIES OF THE SMALL BUSINESS ISSUER

21.1      List of Subsidiaries of Forward Industries, Inc.

23.       CONSENT OF EXPERTS AND COUNSEL

23.1      Consent of Ernst & Young

31.       CERTIFICATIONS PURSUANT TO RULE 13a-14(a) (Section 302 of Sarbanes-Oxley)

      31.1      Certification of Jerome E. Ball

      31.2      Certification of Douglas W. Sabra

32.       CERTIFICATIONS PURSUANT TO RULE 13a-14(b) (Section 906 of Sarbanes-Oxley)

      32.1      Certification of Jerome E. Ball

32.2      Certification of Douglas W. Sabra