Form 10QSB
period 2003-12-31
FORWARD INDUSTRIES INC
filed 2004-01-22
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2003.

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

As of January 21, 2004, 6,069,441 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
THREE MONTHS ENDED DECEMBER 31, 2003
CONTENTS

			PAGE
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Consolidated Balance Sheets as of December 31, 2003 (Unaudited)
		and September 30, 2003............................................................................................................	3

		Unaudited Consolidated Statements of Income for the Three
		Months Ended December 31, 2003 and 2002........................................................................	4

		Unaudited Consolidated Statements of Cash Flows for the Three
		Months Ended December 31, 2003 and 2002........................................................................	5

		Notes to Consolidated Financial Statements.......................................................................	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................................	12

	Item 3.	Controls and Procedures.............................................................................................................	17

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings........................................................................................................................	18

	Item 2.	Changes in Securities...................................................................................................................	18

	Item 3.	Defaults upon Senior Securities.................................................................................................	18

	Item 4.	Submission of Matters to a Vote of Security Holders............................................................	18

	Item 5.	Other Information.........................................................................................................................	18

	Item 6.	Exhibits and Reports on Form 8-K.............................................................................................	18

		Signatures......................................................................................................................................	19

		Certifications.................................................................................................................................	20

Note Regarding Use of Certain Terms

                In this Quarterly Report on Form 10-QSB, unless the context otherwise requires, the terms "we", "our", "Company" and "Forward" refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; "common stock" refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries' wholly owned subsidiary Koszegi Industries Inc., an Indiana corporation; "Koszegi Asia" refers to Forward Industries' wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; "Forward Innovations" refers to Forward Industries' wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation;  "Commission" refers to the United States Securities and Exchange Commission; and "Exchange Act" refers to the United States Securities Exchange Act of 1934.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2003
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents............................................................................................	$ 2,212,005	$ 2,125,300
Accounts receivable - net ............................................................................................	3,471,292	3,460,085
Inventories........................................................................................................................	927,511	708,235
Prepaid expenses and other current assets.................................................................	176,653	197,476
Deferred tax asset............................................................................................................	58,700	58,700
Total current assets......................................................................................................	6,846,161	6,549,796

Property, plant, and equipment - net...............................................................................	241,310	258,323
Deferred tax asset...............................................................................................................	331,300	331,300
Other assets.........................................................................................................................	40,607	40,607
TOTAL ASSETS...........................................................................................................	$ 7,459,378	$ 7,180,026

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable...........................................................................................................	$ 1,619,587	$ 1,140,960
Accrued expenses and other current liabilities...........................................................	252,108	743,450
Total current liabilities.................................................................................................	1,871,695	1,884,410

Commitments and contingencies.....................................................................................

Shareholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued.............	--	--
Common stock, 40,000,000 authorized shares, par value $.01; 6,587,031 and 6,503,541 shares issued, respectively (including 527,090 held in treasury).......	65,870	65,027
Paid-in capital...................................................................................................................	8,587,125	8,487,438
Accumulated deficit........................................................................................................	(2,291,876)	(2,483,413)
	6,361,119	6,069,052
Less: Cost of shares in treasury....................................................................................	(773,436)	(773,436)
Total shareholders' equity...........................................................................................	5,587,683	5,295,616

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................	$ 7,459,378	$ 7,180,026

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2003	2002
Net sales..............................................................................	$ 4,492,973	$ 5,691,642
Cost of goods sold............................................................	3,023,293	3,851,623
Gross profit.........................................................................	1,469,680	1,840,019

Operating expenses:
Selling.........................................................................	728,222	674,420
General and administrative......................................	572,133	619,988
Total operating expenses...................................	1,300,355	1,294,408

Income from operations...................................................	169,325	545,611

Other income (expense):
Interest expense.......................................................	--	(1,401)
Interest income........................................................	2,226	3,137
Other income - net..................................................	41,597	36,799
Total other income .............................................	43,823	38,535

Income before provision for income taxes....................	213,148	584,146
Provision for income taxes..............................................	21,611	25,000

Net income ........................................................................	$ 191,537	$ 559,146

Net income per common and common equivalent share
Basic.....................................................................	$0.03	$0.10
Diluted..................................................................	$0.03	$0.10

Weighted average number of common and common equivalent shares outstanding
Basic.....................................................................	6,025,046	5,813,908
Diluted.................................................................	6,327,112	5,813,908

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2003	2002
OPERATING ACTIVITIES:
Net income........................................................................................................................	$ 191,537	$ 559,146
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization..............................................................................	29,806	32,074
Deferred taxes.........................................................................................................	--	2,800
Provision for obsolete inventory.........................................................................	35,850	32,786
Changes in operating assets and liabilities:
Accounts receivable..............................................................................................	(11,207)	(1,192,679)
Inventories..............................................................................................................	(255,126)	(496,226)
Prepaid expenses and other current assets........................................................	20,823	90,436
Accounts payable..................................................................................................	478,627	1,103,704
Accrued expenses and other current liabilities..................................................	(491,342)	131,643
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(1,032)	263,684

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment.............................................................	(12,793)	(37,367)
NET CASH USED BY INVESTING ACTIVITIES	(12,793)	(37,367)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options......................................................................	100,530	--
Principal payments on capital lease obligations.........................................................	--	(6,782)
Purchase of treasury shares...........................................................................................	--	(35,321)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	100,530	(42,103)

NET INCREASE IN CASH AND CASH EQUIVALENTS	86,705	184,214

CASH AND CASH EQUIVALENTS - beginning of period..........................................	2,125,300	1,207,311

CASH AND CASH EQUIVALENTS - end of period.....................................................	$ 2,212,005	$ 1,391,525

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2003 and 2002
(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

The consolidated balance sheet at September 30, 2003 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accounting policies used in the preparation of the financial statements included in this Form 10-QSB are the same as those set forth in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003 and should be read in conjunction with the disclosures presented therein.

Certain reclassifications of the prior period's financial statements have been made to conform to the current period's presentation.

                The Company did not have any components of comprehensive income other than net income.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004, and the Company does not believe the adoption of SFAS No. 150 will have an impact on its current financial position or its results of operations.

 Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2003 and 2002
(Unaudited)

1.             BASIS OF PRESENTATION (CONTINUED)

Accounting for Stock Based Compensation

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

If the Company had elected to recognize expense in the three month periods ended December 31, 2003 and 2002, for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, unaudited net income and income per share would have been changed to the pro forma amounts indicated below:

Three Months Ended
December 31,
	2003	2002
Net income, as reported.............................	$ 191,537	$ 559,146
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects......................................................	25,623	30,384
Pro forma net income..................................	$ 165,914	$ 528,762

Earnings per share:
Basic - as reported.................................	$ 0.03	$ 0.10
Basic - pro forma....................................	$ 0.03	$ 0.09

Diluted - as reported..............................	$ 0.03	$ 0.10
Diluted - pro forma.................................	$ 0.03	$ 0.09

The fair value of the above stock-based compensation costs was determined using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable and do not include a discount for large block trades.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2003 and 2002
(Unaudited)

2.             CREDIT FACILITIES

In September 2002, the Company renewed its credit facility with a bank that provides for an uncommitted line of credit in the maximum amount of $1.5 million, including a $1.0 million sub-limit for direct borrowings and bankers acceptances and a $500,000 sub-limit for letters of credit. The line is renewable annually at the discretion of the bank and, as extended in April 2003, expires March 31, 2004. The Company is required to eliminate borrowings for thirty consecutive days during the term of the facility and is required to maintain operating performance that is acceptable to the bank.  Amounts drawn under the credit facility bear interest at the bank's prime rate (4.00% as of December 31, 2003) in effect from time-to-time plus one half of one percent and are secured by substantially all of Koszegi's assets. There are no fees with respect to undrawn balances. At December 31, 2003, there were no outstanding borrowings or letter of credit obligations under this facility. The Company is currently in the process of negotiating a renewal of this credit facility with the bank, although there can be no assurance that it will be successful in doing so.

In February 2003, the Company, through Forward Innovations, established an additional credit facility with a bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as either term loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  The bank or the Company may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  An intercompany balance owed by Forward Innovations to the Company secures borrowings under the line and the subsidiary has agreed to certain covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.0% as of December 31, 2003).  Additionally, the Company pays a credit commission of 0.25% of the maximum amount of credit used during a quarter. This credit facility has not been drawn. Therefore, at December 31, 2003, there were no outstanding borrowings under this credit facility.

3.             BUSINESS SEGMENT INFORMATION

The Company operates in a single segment providing carrying solutions for portable electronic devices. The Company designs and markets its products primarily to manufacturers of electronic devices such as wireless telecommunications devices and medical equipment.  Geographic locations are determined based primarily on the location of the customer.   Information by geographic location is as follows:

Revenues from external customers:

	Three Months Ended December 31,
(thousands of dollars)
	2003	2002
United States	$ 2,049	$ 3,081
Europe	2,154	2,325
Other	290	286
Total net sales	$ 4,493	$ 5,692

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2003 and 2002
(Unaudited)

4.             EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). The average quoted market prices for the Company's common stock for the three-month periods ended December 31, 2003 and December 31, 2002 were $2.36 and $0.95, respectively. Because the average quoted market price for the Company's common stock during the three-month period ended December 31, 2002 was below the exercise price of any options outstanding, no exercise or dilution is presumed to have occurred in that period. Calculation of diluted earnings per share is as follows:

	Three Months Ended December 31,
	2003	2002
Numerator:
Net income...................................................	$ 191,537	$ 559,146

Denominator:
Denominator for basic earnings per share - weighted average shares.........................	6,025,046	5,813,908
Dilutive stock options and warrants - treasury stock method...............................	302,066	--
Denominator for diluted earnings per share - weighted average shares.............	6,327,112	5,813,908

Net income per common share
Basic......................................................	$0.03	$0.10
Diluted...................................................	$0.03	$0.10
Shares excluded due to antidilution	616,250	2,353,750

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2003 and 2002
(Unaudited)

5.             INCOME TAXES

The Company's income tax provision consists of the following:

	Three Months Ended December 31,
U.S. Federal and State	2003	2002
Current.........................	$ 21,611	$ --
Deferred.......................	--	--

Foreign:
Current.........................	--	27,800
Deferred.......................	--	(2,800)
Income tax provision	$ 21,611	$ 25,000

In June 2001, the Company established a wholly owned foreign subsidiary in Switzerland to engage in marketing and distribution activities throughout Europe, the Middle East and Africa. At December 31, 2003, the subsidiary had cumulative undistributed earnings of approximately $161,000.  The Company considers its investment in the subsidiary to be permanent.   Accordingly, no provision has been made for U.S. federal income taxes on undistributed foreign earnings.

The Company also has not recorded a current provision for U.S. income taxes, other than for state taxes and federal AMT, on its U.S. sourced income because it has, as a component of its deferred tax assets, sufficient net operating tax loss carryforwards available to offset its current U.S. taxable income. The Company has recorded a valuation allowance to reduce its deferred tax assets to their net realizable value. The Company will continue to monitor the likelihood of realization of the benefits of its deferred tax assets and may adjust the valuation allowance in future periods as the benefit of the asset becomes more certain.

6.             COMMITMENTS AND CONTINGENCIES

Royalty Commitments

Effective January 1, 2001, the Company obtained a license for the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region") .  Under the terms of the license agreement, as amended, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license requires the Company to make a minimum guaranteed royalty payment to Motorola of $408,000 for the contract period of October 1, 2003 to September 30, 2004.

If the Company elects to terminate the license before September 30, 2004, when the license is to expire by its terms, the Company would be required to pay the balance, if any, of the minimum guarantee for the contract period in effect at the date of cancellation.

The minimum royalty commitments are recognized as expense over the applicable contract period.  The Company recorded royalty expense of $102,000 and $97,000 in the three-month periods ended December 31, 2003 and 2002, respectively, which is included in selling expenses in the accompanying consolidated statements of income.

 Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2003 and 2002
(Unaudited)

6.             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings

In October 2001, the Company initiated an action against Royal Industries Inc. ("Royal"), in the Supreme Court of the State of New York, Kings County, asserting causes of action for conversion and unjust enrichment. The Company alleges that, without consent or authority, and with full knowledge of the Company's rights under a security agreement, Royal wrongfully took possession of certain assets in which the Company had a properly perfected security interest. The Company seeks compensatory damages of $1 million. Royal has filed a counterclaim against the Company alleging abuse of process and harassment and is seeking an award of punitive damages in the amount of $1 million.  Although the parties have made discovery demands, neither has complied, having each interposed objections to the nature and scope of the discovery sought, and the action has remained essentially dormant since service of the answer on November 5, 2001.  No depositions have been held, no judicial intervention in the discovery dispute has been sought, and no trial has been scheduled or is likely to be scheduled in the foreseeable future. To date, efforts to resolve the matter by negotiation have not borne fruit, yet Royal declines to prosecute its counterclaims.  After consultation with the Company's legal counsel, management believes the case is without merit and it does not appear reasonably possible that Royal's counterclaims will result in material losses and therefore, at December 31, 2003, no provision for losses related to this action has been recorded in the accompanying consolidated financial statements.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements that involve certain risks and uncertainties. Important factors could arise, including those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this quarterly report on Form 10-QSB and those identified in "Risk Factors" in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003, that could cause the Company's future operating results to differ materially from those set forth in any forward looking statement.  Such information can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe" or the negatives or other variations of these terms or comparable terminology.  We also may provide projections, forecasts or estimates of future performance.  Projections, forecasts and estimates are forward-looking statements and will be based upon a number of assumptions.  Whether those assumptions will be realized will be determined by future events, which are difficult to predict and may be beyond our control.  Actual events may differ materially from those assumed.  Accordingly, there can be no assurance that any estimated results, projections, forecasts or estimates can be realized or that actual returns or results will not be materially lower than those that may be estimated.

The following discussion and analysis should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Report.  Such discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2003 (the "2003 Quarter"), with the three months ended December 31, 2002 (the "2002 Quarter"), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Report. There have been no material changes in critical accounting estimates since September 30, 2003.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Results of Operations for the 2003 Quarter compared to the 2002 Quarter

Our net income in the 2003 Quarter was $192,000 compared to net income of $559,000 in the 2002 Quarter, a decrease of approximately $367,000.  The decrease was due to a decline in gross profit primarily as a result of lower United States sales of cell phone carrying products to a large customer and, to a lesser extent, lower sales of carrying cases for diabetic monitoring kits, as more fully discussed below. Basic and diluted earnings per share were $0.03 for the 2003 Quarter, compared to $0.10 per share in the 2002 Quarter. The decline in revenues in the cell phone carrying case market in the 2003 Quarter is the result of having received fewer large orders in the 2003 Quarter compared to the 2002 Quarter, which benefited from the customer's significant order for a specialty accessory, as discussed below.  Demand for our customers' products and, consequently, their order flow to us, is dependent on general economic conditions as well as conditions and developments specific to their businesses, is variable, and may be difficult to predict.  Any of our large customers in which our sales are concentrated may increase or decrease its level of orders to us on short notice in amounts that significantly impact our revenues but that may not necessarily be viewed by it as significant to its business.  The level of demand for licensed products is susceptible to similar uncertainties.

Net Sales

Net sales decreased by $1,199,000 or 21% to $4,493,000 in the 2003 Quarter compared to $5,692,000 in the 2002 Quarter.  The tables below set forth sales by product line and geographic location of our customers for the periods indicated:

Net Sales for 2003 Quarter 3 Months ended December 31, 2003 (millions of dollars)
	US	Europe	Other	Total
Diabetic Products	$ 0.87	$ 0.86	$ 0.21	$ 1.94
Cell Phone Products	0.71	1.28	0.08	2.07
Other Product Sales	0.47	.01	--	0.48
Total*	$2.05	$2.15	$0.29	$4.49

Net Sales for 2002 Quarter 3 Months ended December 31, 2002 (millions of dollars)
	US	Europe	Other	Total
Diabetic Products	$ 1.20	$ 0.90	$ --	$2.10
Cell Phone Products	$ 1.37	$ 1.42	0.17	2.96
Other Product Sales	0.52	--	0.12	0.65
Total*	$ 3.09	$ 2.32	$ 0.29	$ 5.69

* Tables may not total due to rounding.

Diabetic Product Sales:
We design to the order of, and sell directly to, original equipment manufacturers, or "OEMs", carrying cases used by diabetics to carry their electronic monitoring kits that measure blood glucose levels. OEM customers for these carrying cases include Abbott Labs, Bayer, Lifescan (a subsidiary of Johnson & Johnson), TheraSense and Roche.  Our cases are packaged with the monitoring kits that are sold by our OEM customers.

Sales of these cases decreased $163,000 to $1,937,000 in the 2003 Quarter compared to sales of $2,100,000 in the 2002 Quarter.  We believe that the decrease was due to temporary factors in that one of our customers shifted a part of the manufacture of its blood glucose monitors to China in the 2003 Quarter, which, we believe, temporarily disrupted order flow to us.  We have resumed shipments to that customer's China production facility.  We continue to experience strong demand for our carrying cases for OEM diabeticmonitoring kits. Sales of diabetes products in the 2003 Quarter represented 43% of our overall sales compared to 37% in the 2002 Quarter, in part due to the decrease in cell phone product sales revenues in the 2003 Quarter.

After the close of the 2003 Quarter, in January 2004, one of our customers, Abbot Laboratories, announced an agreement to acquire Therasense, another of our customers.  In their announcement concerning the acquisition, the parties to the transaction stated that the two businesses would continue to operate as separate divisions. We believe that Abbott intends to grow this portion of its business and that the acquisition will not adversely affect our relationships with the two companies. However, the business dynamics of an acquisition are unpredictable and there can be no assurance that the acquisition, if consummated, will not result in changes in the two companies' product procurement.

Cell Phone Product Sales:
Our cell phone products include carrying cases for handsets and camera attachments, plastic belt clips, carrying case straps and bags, decorative faceplates and other attachments used to carry or enhance the appearance of cellular telephone handsets.  We sell these products directly to cell phone handset OEMs, including Motorola and Nokia.  Under the Motorola license agreement we also distribute our products directly to third party wholesalers and retailers in the EMEA Region.

Sales of our cell phone carrying case products declined $887,000 to $2,073,000 in the 2003 Quarter from $2,960,000 in the 2002 Quarter.  The decrease was primarily the result of a reduction in direct sales to Motorola (including its subsidiaries and affiliates) to $1,113,000 in the 2003 Quarter from $2,130,000 in the 2002 Quarter, a decline of $1,017,000, and to a lesser extent a reduction in sales of Motorola licensed products to third parties.  The Company's 2003 Quarter did not benefit from a large order related to specific new handset introduction comparable to the 2002 Quarter, when Motorola launched a camera attachment for one of its cell phones, which incorporated our camera case. The decline in Motorola OEM sales was partially offset by higher sales to Nokia, which increased $375,000 to $565,000 in the 2003 Quarter from $190,000 in the 2002 Quarter.

Sales to wholesalers and retailers under our Motorola license agreement declined $245,000 to $395,000 in the 2003 Quarter from $640,000 in the 2002 Quarter, bringing the total decrease in sales of Motorola-related products (OEM and under the license) to $1,262,000.  We believe that the decrease was in part also due to a reduction in new product launches, which we believe reduces the visibility of licensed products offered by wholesale and retail distributors.  While there can be no assurance, we do not believe that the decline in sales of products to Motorola and under the license is related to the expiration of the Motorola license in September 2004, but rather is related to factors that are short-term in nature, including the relationship between timing of product launches and our ability to obtain orders relating thereto.  See "Liquidity and Capital Resources" for further discussion relating to the expiration of the license agreement.

Other Product Sales:
We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By their nature, sales of these customized products can vary from period to period without necessarily reflecting a significant trend in overall demand for these items. Sales of these products decreased by $167,000 to $483,000 in the 2003 Quarter compared to sales of $650,000 in the 2002 Quarter.

Gross Profit

Gross profit on sales decreased $370,000, or 20%, to $1,470,000 in the 2003 Quarter from $1,840,000 in the 2002 Quarter as a result of the Company's lower sales volume. The Company's gross profit percentages were 33% and 32% in the 2003 Quarter and the 2002 Quarter, respectively.

Selling, General, and Administrative Expenses

Selling expenses increased $54,000, or 8%, to $728,000 in the 2003 Quarter from $674,000 in the 2002 Quarter due to an increase in selling personnel expense offset in part by reductions in other selling expense components. Personnel expenses increased $72,000 in the 2003 Quarter compared to the 2002 Quarter due to the Company's recruitment and employment of a sales executive to pursue additional product markets, such as computer carrying cases. This increase was partially offset by lower travel, entertainment, and auto expenses of $20,000 in the 2003 Quarter compared to the 2002 Quarter. The ratio of selling expenses to net sales increased to 16% in the 2003 Quarter compared to 12% in the 2002 Quarter due primarily to lower sales volumes.

General and administrative expenses decreased $48,000, or 8%, to $572,000 in the 2003 Quarter from $620,000 in the 2002 Quarter due to lower personnel expenses of $45,000 in the 2003 Quarter compared to the 2002 Quarter resulting from the expiration of a consulting contract.

Income from Operations

Pretax income from operations decreased $371,000 or 64% to $213,000 in the 2003 Quarter from $584,000 in the 2002 Quarter as a result of reduced gross profit due to lower sales volumes.

Other Income (Expense)

Total other income increased $5,000 or 14% to $44,000 in the 2003 Quarter from $39,000 in the 2002 Quarter. The "Other income-net" component in the 2003 Quarter consisted of a $40,000 foreign currency gain and a $2,000 bad debt recovery and in the 2002 Quarter consisted of a $37,000 foreign currency gain. Because the Company had no borrowings under its bank lines of credit at any time during the 2003 Quarter, it incurred no interest expense during the 2003 Quarter, compared to $1,000 of interest expense in the 2002 Quarter.

Income Taxes

Our provision for income taxes decreased by $3,000 in the 2003 Quarter to $22,000, compared to $25,000 in the 2002 Quarter.  The provision in the 2003 Quarter consists of estimated federal alternative minimum tax (AMT) taxes and state taxes payable. Other than for federal AMT and state taxes, we did not record a current provision for U.S. income taxes in either quarter as we have sufficient net operating tax loss carryforwards available to offset our current U.S. taxable income for which we have recorded a valuation allowance.  We will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may adjust the allowance in future periods as the benefit of the asset becomes more certain.

Liquidity and Capital Resources

We used $1,000 of cash from operations in the 2003 Quarter, compared to generating $264,000 in the 2002 Quarter.  Operating cash flows in the 2003 Quarter resulted primarily from net income of $192,000, adjusted for non-cash items including depreciation expense of $30,000 and a provision for obsolete inventory of $36,000, plus changes in our working capital accounts.  The 2002 Quarter's operating cash flows included net income of $559,000 adjusted for non-cash items including depreciation of $32,000 and a provision for obsolete inventory of $33,000, plus changes in our working capital accounts. The inventory balance increased $255,000 to meet demand for our products based on existing sales orders. The increase in the inventory balance accounts for the majority of the increase in the accounts payable balance of $479,000. The remainder of the increase in the accounts payable balance is attributed to timing differences. Accrued liabilities decreased $491,000 primarily as a result of performance bonuses that were accrued as of December 31, 2002, and paid in the 2003 Quarter.

Investing activities used $13,000 in the 2003 Quarter to purchase additional computer equipment and software.  In the 2002 Quarter, investing activities used $37,000 for purchases of computer equipment and software.

Financing activities generated $101,000 in the 2003 Quarter in proceeds from the exercise of stock options.  In the 2002 Quarter, financing activities used $42,000, including $35,000 to purchase 35,200 shares of our common stock in the open market pursuant to the stock buyback program described below and $7,000 to make principal payments on our capital lease obligations.

At December 31, 2003, our current ratio (current assets divided by current liabilities) was 3.66 and our quick ratio (current assets less inventories divided by current liabilities) was 3.16. Our working capital (current assets less current liabilities) was $4,974,000 and we had no long-term debt.

Our primary sources of liquidity are our operating cash flow and our bank credit facilities. The primary demands on our working capital are: our accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders and we, as a consequence thereof, order from our suppliers; and our commitments under our license agreement with Motorola. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. However, it is possible that if one of our significant original equipment manufacturer customers placed an unusually large order with us at a time when our credit facility could not accommodate the increased demands on our working capital, we might have to seek additional sources of liquidity. Although there can be no assurance, we believe that, under such circumstances, we could obtain an increase in our credit facility or obtain necessary funds under an additional facility.

We renewed our credit facility with a bank effective September 30, 2002 until September 30, 2003. In April 2003, the bank informed us the credit facility had been extended until March 31, 2004. The credit facility provides for as uncommitted line of credit in a maximum amount of $1.5 million, including a $1.0 million sublimit for direct borrowings and bankers acceptances and a $500,000 sublimit for letters of credit.  The credit line is renewable annually at the discretion of the bank and is secured by a substantially all of Koszegi's assets. There are no financial ratios or other restrictive covenants associated with the credit facility. We are, however, required to have a consecutive 30-day period during the term of the credit facility with zero borrowings, submit to periodic bank examinations and maintain operating performance acceptable to the bank.  Amounts borrowed under the credit facility bear interest at the bank's prime rate in effect from time-to-time (4.00% at December 31, 2003) plus one half of one percent. There are no fees payable in respect of undrawn balances under the credit facility. This is an uncommitted line of credit and there is no guarantee the bank will grant additional cash advances under the line of credit to us if required, or that our performance will remain satisfactory to the bank, or that the bank will renew the credit facility. Although we believe that we could obtain alternate financing in the event of a loss of our current facility, there can be no assurance that such financing could be obtained and the failure to do so could have a material adverse affect on our liquidity and financial condition.  At December 31, 2003 and for the 15 months preceding, we had no borrowings under the credit facility and no commitments for letters of credit and the entire credit line was available for our use. We are currently in the process of negotiating a renewal of this credit facility with the bank, although there can be no assurance that we will be successful in doing so.

In February 2003, the Company, through Forward Innovations, established an additional credit facility with a bank that provides for an uncommitted line of credit in the maximum amount of $400,000  Amounts borrowed under the facility may be structured as either term loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  The bank or the Company may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  An intercompany balance owed by Forward Innovations to the Company secures borrowings under the line and the subsidiary has agreed to certain covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.0% as of December 31, 2003).  Additionally, the Company pays a credit commission of 0.25% of the maximum amount of credit used during a quarter. This credit facility has not been used. Therefore, at December 31, 2003, there were no outstanding borrowings under this credit facility.

Effective January 1, 2001, the Company obtained a license for the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region").  Under the terms of the license agreement, as amended, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license requires the Company to make a minimum guaranteed royalty payment to Motorola of $408,000 for the contract period of October 1, 2003 to September 30, 2004.  If the Company elects to terminate the license before September 30, 2004, the Company would be required to pay the balance, if any, of the minimum guarantee for the contract period in effect at the date of cancellation.

The license agreement expires on September 30, 2004.  We anticipate that we will enter discussions with Motorola in order to renew the license agreement or to enter into a different agreement.  However, there can be no assurance that we will be successful in reaching agreement with respect to a renewal or different agreement upon mutually acceptable terms, if at all.  Any failure to renew the license agreement or enter into a different agreement upon terms acceptable to us could have a material adverse affect on our results of operations and financial condition. In addition, while we believe that our commercial relationship with Motorola is good, if we are unable to renew the license agreement or enter into a different agreement upon terms acceptable to us, we can not predict how this would affect OEM sales to Motorola.  See "Item 6. Management's Discussion and Analysis-Risk Factors" In our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

The Company did not incur any long-term debt in the 2003 Period and at December 31, 2003 we had no long-term debt.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. As of December 31, 2003, we have repurchased an aggregate of 66,200 shares at a cost of $92,000, but none during the 2003 Quarter, under that authorization.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of December 31, 2003:

Contractual Obligation or Commitment	Jan 04 - Dec 04	Jan 05- Dec 05	Jan 06 - Dec 07	Thereafter
Employment & Consulting Agreements	$ 680,000	$ 680,000	$ --	$ --
Operating Leases	160,000	238,000	57,000	--
License Agreements**	306,000	--	--	--
Totals	$ 1,146,000	$ 918,000	$ 57,000	$ --

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management, with the participation of our Chief Executive Officer and Chief Financial Officer,  performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls.

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) occurred during the 2003 Quarter.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during 2003 Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

        None.

ITEM 2.                  CHANGES IN SECURITIES

        None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.        EXHIBITS AND REPORTS

(a) Exhibits filed herewith:

                31.1  Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

                31.2  Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

                32.1  Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

                32.2  Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    1. Form 8-K, (Item 5), reporting new employment agreements with the Registrant's executive officers, filed on October 1, 2003.

                2. Form 8-K, (Item 7 and Item 12), press release announcing the Registrant's results of operations for the period ended September 30, 2003 filed on November 13, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  January 21, 2004

FORWARD INDUSTRIES, INC. (Registrant)

By: /s/ Jerome E. Ball

Jerome E. Ball
Chairman and Chief Executive Officer

By: /s/ Douglas W. Sabra

Douglas W. Sabra
Vice President, Chief Financial Officer and
Principal Accounting Officer

Table of Contents