Form 10QSB
period 2004-03-31
FORWARD INDUSTRIES INC
filed 2004-04-21
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2004.

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

As of April 21, 2004, 6,115,441 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [   ]  No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
THREE MONTHS ENDED MARCH 31, 2004
CONTENTS

			PAGE
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
		and September 30, 2003............................................................................................................	3

		Unaudited Consolidated Statements of Income for the Three and Six
		Months Ended March 31, 2004 and 2003..............................................................................	4

		Unaudited Consolidated Statements of Cash Flows for the Six
		Months Ended March 31, 2004 and 2003..............................................................................	5

		Notes to Consolidated Financial Statements.......................................................................	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................................	12

	Item 3.	Controls and Procedures.............................................................................................................	20

PART II		OTHER INFORMATION

	Item 2.	Changes in Securities and Issuer Purchases of Equity Securities........................................	21

	Item 6.	Exhibits and Reports on Form 8-K.............................................................................................	21

		Signatures......................................................................................................................................	22

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2004	2003
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents............................................................................................	$ 3,054,965	$ 2,125,300
Accounts receivable - net ............................................................................................	2,941,585	3,460,085
Inventories........................................................................................................................	854,628	708,235
Prepaid expenses and other current assets.................................................................	228,752	197,476
Deferred tax asset............................................................................................................	58,700	58,700
Total current assets......................................................................................................	7,138,630	6,549,796

Property, plant, and equipment - net...............................................................................	211,735	258,323
Deferred tax asset...............................................................................................................	331,300	331,300
Other assets.........................................................................................................................	38,227	40,607
TOTAL ASSETS...........................................................................................................	$ 7,719,892	$ 7,180,026

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable...........................................................................................................	$ 1,303,955	$ 1,140,960
Accrued expenses and other current liabilities...........................................................	253,660	743,450
Total current liabilities.................................................................................................	1,557,615	1,884,410

Commitments and contingencies

Shareholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued.............	--	--
Common stock, 40,000,000 authorized shares, par value $.01; 6,641,231 and 6,502,731 shares issued at March 31, 2004 and September 30, 2003, respectively (including 529,090 and 527,090 held in treasury, respectively)............................	66,412	65,027
Paid-in capital...................................................................................................................	8,675,969	8,487,438
Accumulated deficit........................................................................................................	(1,802,283)	(2,483,413)
	6,940,098	6,069,052
Less: Cost of shares in treasury....................................................................................	(777,821)	(773,436)
Total shareholders' equity...........................................................................................	6,162,277	5,295,616

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................	$ 7,719,892	$ 7,180,026

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net sales..............................................................................	$ 5,000,995	$ 3,903,559	$ 9,493,968	$ 9,595,200
Cost of goods sold.............................................................	3,316,224	2,704,059	6,339,516	6,555,681
Gross profit..........................................................................	1,684,771	1,199,500	3,154,452	3,039,519

Operating expenses:
Selling..........................................................................	681,111	577,589	1,409,333	1,252,008
General and administrative.......................................	445,522	499,371	1,017,655	1,119,359
Total operating expenses....................................	1,126,633	1,076,960	2,426,988	2,371,367

Income from operations.....................................................	558,138	122,540	727,464	668,152

Other income (expense):
Interest expense....................................................	--	(1,288)	--	(2,689)
Interest income......................................................	1,968	1,702	4,193	4,838
Other income (expense).......................................	(25,813)	59,579	15,784	96,376
Total other income (expense) .............................	(23,845)	59,993	19,977	98,525

Income before provision (benefit) for income taxes......	534,293	182,533	747,441	766,677
Provision (benefit) for income taxes................................	44,700	(8,600)	66,311	16,400

Net income ..........................................................................	$ 489,593	$ 191,133	$ 681,130	$ 750,277

Net income per common and common equivalent share
Basic...........................................................................	$ 0.08	$ 0.03	$ 0.11	$ 0.13
Diluted.......................................................................	$ 0.08	$ 0.03	$ 0.11	$ 0.13

Weighted average number of common and common equivalent shares outstanding
Basic...........................................................................	6,101,108	5,783,774	6,063,077	5,798,841
Diluted.......................................................................	6,414,501	5,953,929	6,370,807	5,883,918

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income........................................................................................................................	$ 681,130	$ 750,277
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property, plant and equipment.................................................	--	7,057
Depreciation and amortization..............................................................................	59,381	65,681
Deferred taxes.........................................................................................................	--	2,800
Provision for obsolete inventory.........................................................................	129,867	51,550
Changes in operating assets and liabilities:
Accounts receivable........................................................................................	518,500	274,695
Inventories........................................................................................................	(276,260)	(443,692)
Prepaid expenses and other current assets..................................................	(31,276)	(19,911)
Other assets......................................................................................................	2,380	--
Accounts payable............................................................................................	162,995	(379,578)
Accrued expenses and other current liabilities...........................................	(489,790)	163,206
NET CASH PROVIDED BY OPERATING ACTIVITIES	756,927	472,085

INVESTING ACTIVITIES:
Proceeds from sale of property, plant, and equipment..............................................	--	3,591
Purchases of property, plant, and equipment.............................................................	(12,793)	(50,198)
NET CASH USED BY INVESTING ACTIVITIES	(12,793)	(46,607)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options......................................................................	189,916	--
Principal payments on capital lease obligations.........................................................	--	(13,677)
Purchase of treasury shares...........................................................................................	(4,385)	(54,326)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	185,531	(68,003)

NET INCREASE IN CASH AND CASH EQUIVALENTS	929,665	357,475

CASH AND CASH EQUIVALENTS - beginning of period..........................................	2,125,300	1,207,311

CASH AND CASH EQUIVALENTS - end of period.....................................................	$ 3,054,965	$ 1,564,786

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2004 and 2003
(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

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

For the three and six-months ended March 31, 2004, the Company did not have any components of comprehensive income other than net income.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, (the Interpretation). The Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities ("VIEs"). FIN No. 46 requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), which effectively modified and clarified certain provisions of FIN No. 46, as originally issued, and modified the effective date for certain entities. Public companies will apply the provisions of FIN No. 46, as revised, no later than the first reporting period that ends after March 15, 2004. The Company does not expect the adoption of FIN No. 46 to have a material impact on the Company's consolidated financial statements.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2004 and 2003
(Unaudited)

1.              BASIS OF PRESENTATION (CONTINUED)

 Accounting for Stock Based Compensation

 In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123, which provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. The Company has elected to continue to account for its stock-based employee compensation plan under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The following disclosures are provided in accordance with SFAS 148.

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

If the Company had elected to recognize expense in the three- and six- month periods ended March 31, 2004 and 2003, for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, unaudited net income and income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income, as reported.............................	$ 489,593	$ 191,133	$ 681,130	$ 750,277
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects...........................................................	29,112	37,884	62,235	75,768
Pro forma net income..................................	$ 460,481	$ 153,249	$ 618,895	$ 674,509

Earnings per share:
Basic - as reported.................................	$ 0.08	$ 0.03	$ 0.11	$ 0.13
Basic - pro forma....................................	$ 0.08	$ 0.03	$ 0.10	$ 0.12

Diluted - as reported..............................	$ 0.08	$ 0.03	$ 0.11	$ 0.13
Diluted - pro forma.................................	$ 0.07	$ 0.03	$ 0.10	$ 0.12

The above stock-based employee compensation costs determined under the fair value based method were calculated using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable and do not include a discount for large block trades.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2004 and 2003
(Unaudited)

2.             CREDIT FACILITIES

In March 2004, the Company renewed its bank credit facility that provides for an uncommitted line of credit in the maximum amount of $1.5 million, including a $1.0 million sub-limit for direct borrowings and bankers acceptances and a $500,000 sub-limit for letters of credit. The line is renewable annually at the discretion of the bank and expires March 31, 2005. The Company is required to eliminate borrowings for thirty consecutive days during the term of the facility and is required to maintain operating performance that is acceptable to the bank.  Amounts drawn under the credit facility bear interest at the bank's prime rate (4.00% as of March 31, 2004) in effect from time-to-time plus one half of one percent and are secured by substantially all of Koszegi's assets. There are no fees with respect to undrawn balances. At March 31, 2004, there were no outstanding borrowings or letter of credit obligations under this facility.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility Forward Innovations has agreed to certain covenants and an intercompany balance owed by Forward Innovations to the Company secures the facility.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.0% as of March 31, 2004).  Additionally, the Company pays a credit commission of 0.25% of the maximum amount of credit used during a quarter. At March 31, 2004, Forward Innovations is contingently liable to the bank under a letter of credit, issued in its behalf in the amount of  €168,000 (approximately $205,000 as of March 31, 2004), in connection with its logistics operations in The Netherlands (Refer to Note 6).

3.             BUSINESS SEGMENT INFORMATION

The Company operates in a single segment providing carrying solutions for portable electronic devices. The Company designs and markets its products primarily to original equipment manufacturers of electronic devices such as wireless telecommunications devices and medical equipment.  Geographic locations are determined based primarily on the location of the customer.   Information as to revenue source by geographic location is as follows:

Revenues from external customers (all amounts in thousands of dollars):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
United States	$ 2,095	$ 2,596	$ 4,134	$ 5,676
Europe	2,473	1,195	4,627	3,520
Other	433	113	733	399
Total net sales	$ 5,001	$ 3,904	$ 9,494	$ 9,595

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2004 and 2003
(Unaudited)

4.             EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). The average quoted market prices for the Company's common stock for the three and six-month periods ended March 31, 2003 were $1.84 and $1.37, respectively. The average quoted market prices for the Company's common stock for the three and six-month periods ended March 31, 2004 were $2.42 and $2.39, respectively. Calculation of diluted earnings per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Numerator:
Net income...................................	$ 489,593	$ 191,133	$ 681,130	$ 750,277

Denominator:
Denominator for basic earnings per share - weighted average shares.........................................	6,101,108	5,783,774	6,063,077	5,798,841
Dilutive stock options and warrants - treasury stock method.........................................	313,393	170,155	307,730	85,077
Denominator for diluted earnings per share - weighted average shares...........................................	6,414,501	5,953,929	6,370,807	5,883,918
Net income per common share
Basic......................................	$ 0.08	$ 0.03	$ 0.11	$ 0.13
Diluted...................................	$ 0.08	$ 0.03	$ 0.11	$ 0.13
Shares excluded due to antidilution	616,250	1,594,625	616,250	1,594,625

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2004 and 2003
(Unaudited)

5.             INCOME TAXES

The Company's income tax provision (benefit) consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
U.S. Federal and State	2004	2003	2004	2003
Current.........................	$ 44,700	$ --	$ 66,311	$ --
Deferred.......................	--	--	--	--

Foreign:
Current.........................	--	(8,600)	--	19,200
Deferred.......................	--	--	--	(2,800)
Income tax provision (benefit)	$ 44,700	$ (8,600)	$ 66,311	$ 16,400

The Company has not recorded a current provision for U.S. income taxes, other than for state taxes and federal alternative minimum tax, on its U.S. sourced income because it has, as a component of its deferred tax assets, sufficient net operating tax loss carryforwards available to offset its federal income tax on current U.S. taxable income. The Company has recorded a valuation allowance to reduce its deferred tax assets to their net realizable value. The Company will continue to monitor the likelihood of realization of the benefits of its deferred tax assets and may adjust the valuation allowance in future periods as the benefit of the asset becomes more certain.

In June 2001, the Company established a wholly owned foreign subsidiary in Switzerland to engage in marketing and distribution activities throughout Europe, the Middle East and Africa. At March 31, 2004, the subsidiary had cumulative undistributed earnings of approximately $127,000.  The Company considers its investment in the subsidiary to be permanent.   Accordingly, no provision has been made for U.S. federal income taxes on such undistributed foreign earnings.

6.             COMMITMENTS AND CONTINGENCIES

Royalty Commitments

Effective January 1, 2001, the Company obtained a license for the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region") .  Under the terms of the license agreement, as amended, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license agreement requires the Company to make a minimum guaranteed royalty payment to Motorola of $408,000, payable in quarterly installments, for the contract period of October 1, 2003 to September 30, 2004.

If the Company elects to terminate the license before September 30, 2004, when the license is to expire by its terms, the Company would be required to pay the balance, if any, of the minimum guarantee for the contract period in effect at the date of cancellation.

Royalty commitments are recognized as expense over the applicable contract period.  The Company recorded royalty expense of $102,000 and $69,000 for the three-month periods ended March 31, 2004 and 2003, respectively, and $204,000 and $166,000 for the six-month periods ended March 31, 2004 and 2003, respectively, which are included in selling expenses in the accompanying consolidated statements of income.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2004 and 2003
(Unaudited)

6.             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings

In October 2001, the Company initiated an action against Royal Industries Inc. ("Royal"), in the Supreme Court of the State of New York, Kings County, asserting causes of action for conversion and unjust enrichment. The Company alleges that, without consent or authority, and with full knowledge of the Company's rights under a security agreement, Royal wrongfully took possession of certain assets in which the Company had a properly perfected security interest. The Company seeks compensatory damages of $1 million. Royal has filed a counterclaim against the Company alleging abuse of process and harassment and is seeking an award of punitive damages in the amount of $1 million.  Although the parties have made discovery demands, neither has complied, having each interposed objections to the nature and scope of the discovery sought, and the action has remained essentially dormant since service of the answer on November 5, 2001.  No depositions have been held, no judicial intervention in the discovery dispute has been sought, and no trial has been scheduled or is likely to be scheduled in the foreseeable future. To date, efforts to resolve the matter by negotiation have not borne fruit, yet Royal declines to prosecute its counterclaims.  After consultation with the Company's legal counsel, management believes the case is without merit and it does not appear reasonably possible that Royal's counterclaims will result in material losses and therefore, at March 31, 2004, no provision for losses related to this action has been recorded in the accompanying consolidated financial statements.

Bank Guarantee

In July 2002, the Company and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as the Company's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. The Company agreed to guarantee payment to the logistics provider with respect to any value added tax liability that the logistics provider paid on the Company's behalf.  In February 2004, the Company entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €168,000 (approximately $205,000 as of March 31, 2004) paid by such bank to the logistics provider pursuant to a guarantee issued by the bank in favor of the logistics provider. The amount payable pursuant to the guarantee reduces the amount available under the Company's credit facility referred to in note 2 above.  The Company would be required to perform under the guarantee only in the event that a value added tax liability is imposed, and the logistics provider states in writing that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, and the Company refuses to remit the amount of value added tax due to the logistics provider. On December 31, 2004 and on every anniversary thereafter, the bank guarantee will be renewed automatically for one-year periods until December 31, 2009. The Company has agreed to keep a guarantee in place for five years following the date its relationship terminates with the logistics provider. As of March 31, 2004, the Company has not recorded a liability in connection with this guarantee.

7.             EQUITY

Stock Option Exercises

During the three and six-month periods ended March 31, 2004, 54,200 shares of common stock and 138,500 shares of common stock were issued due to the exercise of stock options at an average price of $1.65 and $1.37, respectively.

Treasury Share Purchases

During the three and six-month periods ended March 31, 2004, the Company purchased 2,000 shares of its common stock in the open market pursuant to its stock buyback program at a cost of approximately $4,000.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements that involve certain risks and uncertainties.  Contingencies and developments, including those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and those identified in "Risk Factors" in our annual report on Form 10-KSB for the fiscal year ended September 30, 2003, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such developments can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe" or the negatives or other variations of these terms or comparable terminology.  We also may provide projections, forecasts or estimates of future performance.  Projections, forecasts and estimates are forward-looking statements and will be based upon a number of assumptions.  Whether those assumptions will be realized will be determined by future events, which are difficult to predict and may be beyond our control.  Actual events may differ materially from those assumed.  Accordingly, there can be no assurance that any estimated results, projections, forecasts or estimates can be realized or that actual returns or results will not be materially lower than those that may be estimated.

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Report.  Such discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2004 (the "2004 Quarter"), with the three months ended March 31, 2003 (the "2003 Quarter"), and the six months ended March 31, 2004 (the "2004 Period"), with the six months ended March 31, 2003 (the "2003 Period"), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Report. There have been no material changes in critical accounting estimates since September 30, 2003.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Results of Operations for the 2004 Quarter compared to the 2003 Quarter

Net income in the 2004 Quarter was $490,000 compared to net income of $191,000 in the 2003 Quarter, an increase of approximately $299,000 or 157%.  The increase was due to an increase in gross profit primarily as a result of higher European sales of cell phone carrying products to a large customer and, to a lesser extent, higher sales of carrying cases for diabetic monitoring kits, as more fully discussed below. Basic and diluted earnings per share were $0.08 for the 2004 Quarter, compared to $0.03 per share in the 2003 Quarter.

Net Sales

Net sales increased $1,097,000, or 28%, to $5,001,000 in the 2004 Quarter compared to $3,904,000 in the 2003 Quarter.  Net sales benefited from an increase in unit sales and, to a lesser extent, a stronger Euro compared to the U.S. Dollar. The tables below set forth sales by product line and geographic location of our customers for the periods indicated:

Net Sales for 2004 Quarter 3 Months ended March 31, 2004 (millions of dollars)
	US	Europe	Other	Total
Diabetic Products	$1.02	$1.27	$0.24	$2.53
Cell Phone Products	0.64	1.18	0.18	2.00
Other Product Sales	0.44	0.02	0.01	0.47
Total*	$2.10	$2.47	$0.43	$5.00

Net Sales for 2003 Quarter 3 Months ended March 31, 2003 (millions of dollars)
	US	Europe	Other	Total
Diabetic Products	$1.48	$0.75	$ --	$2.23
Cell Phone Products	0.64	0.45	0.08	$1.17
Other Product Sales	0.48	--	0.03	$0.50
Total*	$2.60	$1.20	$0.11	$3.90

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

Sales of these cases increased $300,000 or 13% to $2,530,000 in the 2004 Quarter compared to sales of $2,230,000 in the 2003 Quarter.  The increase was due to our resumption of shipments to one of our customers during the 2004 Quarter after experiencing a temporary disruption in that customer's order flow to us. The disruption was the result of the customer shifting a part of the manufacture of its blood glucose monitoring kits to China.  We continue to experience strong demand for our carrying cases for OEM diabetic monitoring kits. Sales of diabetes products in the 2004 Quarter represented 51% of our overall sales compared to 57% in the 2003 Quarter, in part due to the increase in cell phone product sales revenues in the 2004 Quarter.

In April 2004, one of our customers, Abbot Laboratories, announced that it completed its acquisition of TheraSense, another of our customers.  The parties to the transaction stated that the two businesses would continue to operate as separate divisions. We believe that Abbott intends to grow this portion of its business and that the acquisition will not adversely affect our relationships with the two companies. However, the consequences of an acquisition are unpredictable and there can be no assurance that the acquisition will not result in changes in the two companies' product procurement. The combined sales of Abbot Laboratories and TheraSense, including their subsidiaries and affiliates, comprised approximately 18% of our net revenue in the 2004 Quarter and 2003 Quarter.

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

Sales of cell phone carrying case products increased $831,000 or 71% to $2,001,000 in the 2004 Quarter from $1,170,000 in the 2003 Quarter.  The increase was primarily the result of higher sales to Nokia, which increased $470,000 to $550,000 in the 2004 Quarter from $80,000 in the 2003 Quarter. In addition, direct sales to Motorola (including its subsidiaries and affiliates) increased $161,000 or 23% to $851,000 in the 2004 Quarter from $690,000 in the 2003 Quarter and sales to wholesalers and retailers under our Motorola license agreement increased $200,000 or 50% to $600,000 in the 2004 Quarter from $400,000 in the 2003 Quarter, bringing the total increase in sales of Motorola-related products (OEM and under the license) to $361,000.

Other Product Sales:
We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By their nature, sales of these customized products can vary from period to period without necessarily reflecting a significant trend in overall demand for these items. Sales of these products decreased $30,000 or 4% to $470,000 in the 2004 Quarter compared to sales of $500,000 in the 2003 Quarter.

Gross Profit

Gross profit increased $485,000 or 40%, to $1,685,000 in the 2004 Quarter from $1,200,000 in the 2003 Quarter as a result of the higher sales volume. Our gross profit percentages were 34% and 31% in the 2004 Quarter and the 2003 Quarter, respectively.  The higher sales volume in the 2004 Quarter resulted in the cost of our Hong Kong operation, which is a component of cost of goods sold and a relatively fixed cost, comprising a lower overall percentage of our sales.

Selling, General, and Administrative Expenses

Selling expenses increased $103,000, or 18%, to $681,000 in the 2004 Quarter from $578,000 in the 2003 Quarter due to an increase in selling personnel expense and royalty expense offset in part by reductions in other selling expense components. Selling personnel expenses increased $87,000 in the 2004 Quarter compared to the 2003 Quarter primarily due to the recruitment and employment of a sales executive to pursue opportunities in the computer carrying case markets, and the hiring of an additional sales representative in our Swiss office. Royalty expenses increased $33,000 in the 2004 Quarter compared to the 2003 Quarter due to an increase in the minimum Motorola royalty commitment as provided in the license agreement, as amended. These increases were partially offset by lower auto, office, and other expenses of $17,000 in the 2004 Quarter compared to the 2003 Quarter. The ratio of selling expenses to net sales of 14% in the 2004 Quarter decreased slightly from 15% in the 2003 Quarter due to the proportionally greater increase in net sales.

General and administrative expenses decreased $53,000, or 11%, to $446,000 in the 2004 Quarter from $499,000 in the 2003 Quarter due to lower personnel expenses of $73,000 in the 2004 Quarter compared to the 2003 Quarter primarily resulting from the expiration of a consulting contract with our former chief executive officer and staffing changes in our accounting department.

Income from Operations

Income from operations increased $435,000 or 354% to $558,000 in the 2004 Quarter from $123,000 in the 2003 Quarter as a result of improved gross profit due to higher sales volumes.

Other Income (Expense)

Total other income (expense) decreased $84,000 to $24,000 of expense in the 2004 Quarter from $60,000 of income in the 2003 Quarter. The "Other income-net" component in the 2004 Quarter consisted of a $26,000 foreign currency loss and in the 2003 Quarter consisted of a $24,000 bad debt recovery and a $36,000 foreign currency gain. Because we had no borrowings under our bank lines of credit at any time during the 2004 Quarter, we incurred no interest expense during the 2004 Quarter, compared to $1,000 of interest expense in the 2003 Quarter.

Income Taxes

Our provision (benefit) for income taxes increased $54,000 in the 2004 Quarter to $45,000 of expense, compared to a benefit of $9,000 in the 2003 Quarter.  The provision in the 2004 Quarter consists of estimated federal alternative minimum tax (AMT) taxes and state taxes payable. Other than for federal AMT and state taxes, we did not record a current provision for U.S. income taxes in either quarter as we have sufficient net operating tax loss carryforwards available to offset our current U.S. taxable income. We have recorded a valuation allowance in respect of our deferred tax assets, and we will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may adjust the allowance in future periods as the benefit of the asset becomes more certain.

Results of Operations for the 2004 Period compared to the 2003 Period

Net income in the 2004 Period was $681,000 compared to net income of $750,000 in the 2003 Period, a decrease of approximately $69,000 or 9%.  Basic and diluted earnings per share were $0.11 for the 2004 Period, compared to $0.13 per share in the 2003 Period.

Net Sales

Net sales decreased $101,000 or 1% to $9,494,000 in the 2004 Period compared to $9,595,000 in the 2003 Period.  The extent of the sales decrease was partially offset by a stronger Euro compared to the U.S. Dollar in the 2004 Period. The tables below set forth sales by product line and geographic location of our customers for the periods indicated:

Net Sales for 2004 Period 6 Months ended March 31, 2004 (millions of dollars)
	US	Europe	Other	Total
Diabetic Products	$1.88	$2.12	$0.46	$4.46
Cell Phone Products	1.34	2.47	0.26	4.07
Other Product Sales	0.90	0.04	0.02	0.96
Total*	$4.12	$4.63	$0.74	$9.49

Net Sales for 2003 Period 6 Months ended March 31, 2003 (millions of dollars)
	US	Europe	Other	Total
Diabetic Products	$2.68	$1.65	$ --	$4.33
Cell Phone Products	2.01	1.87	0.25	4.13
Other Product Sales	1.00	--	0.15	1.15
Total*	$5.69	$3.52	$0.40	$9.60

* Tables may not total due to rounding.

Diabetic Product Sales:
Sales of cases for blood glucose monitoring kits increased $127,000, or 3%, to $4,457,000 in the 2004 Period compared to sales of $4,330,000 in the 2003 Period.  We continue to experience strong demand for our carrying cases for OEM diabetic monitoring kits. Sales of diabetes products in the 2004 Period represented 47% of our overall sales compared to 45% in the 2003 Period.

In April 2004, one of our largest customers, Abbot Laboratories, announced that it completed its acquisition of TheraSense, another of our customers.  The parties to the transaction stated that the two businesses would continue to operate as separate divisions. We believe that Abbott intends to grow this portion of its business and that the acquisition will not adversely affect our relationships with the two companies. However, the consequences of an acquisition are unpredictable and there can be no assurance that the acquisition will not result in changes in the two companies' product procurement.  The combined sales of Abbot Laboratories and TheraSense, including their subsidiaries and affiliates, comprised approximately 16% of our net revenue in the 2004 Period and 2003 Period.

Cell Phone Product Sales:
Sales of cell phone carrying case products decreased $56,000 or 1% to $4,074,000 in the 2004 Period from $4,130,000 in the 2003 Period as decreased sales to Motorola and under the Motorola license were largely offset by increased sales to Nokia.  Direct sales to Motorola (including its subsidiaries and affiliates) declined $786,000 to $1,964,000 in the 2004 Period from $2,750,000 in the 2003 Period.  The Company's 2004 Period did not benefit from a large order related to specific new handset introduction comparable to the 2003 Period, when Motorola launched a camera attachment for one of its cell phones, which incorporated our camera case. The decline in Motorola OEM sales was largely offset by higher sales to Nokia, which increased $785,000 to $1,115,000 in the 2004 Period from $330,000 in the 2003 Period.

Sales to wholesalers and retailers under our Motorola license agreement decreased $55,000 to $995,000 in the 2004 Period from $1,050,000 in the 2003 Period, bringing the total decrease in sales of Motorola-related products (OEM and under the license) to $841,000.  We believe that the decrease was in part also due to a reduction in new product launches, which we believe reduces the visibility of licensed products offered by wholesale and retail distributors.  We believe that the decline in sales of products to Motorola and under the license is related to factors that are short-term in nature, including the relationship between timing of product launches and our ability to obtain orders relating thereto.  See "Liquidity and Capital Resources" for further discussion relating to the expiration of the license agreement with Motorola.

Other Product Sales:
 Sales of these products decreased by $187,000, or 16%, to $963,000 in the 2004 Period compared to sales of $1,150,000 in the 2003 Period.

Gross Profit

Gross profit on sales increased $114,000 or 4%, to $3,154,000 in the 2004 Period from $3,040,000 in the 2003 Period as a result of our higher sales volume. Our gross profit percentages were 33% and 32% in the 2004 Period and the 2003 Period, respectively.

Selling, General, and Administrative Expenses

Selling expenses increased $157,000, or 13%, to $1,409,000 in the 2004 Period from $1,252,000 in the 2003 Period due to an increase in selling personnel expense and royalty expense offset in part by reductions in other selling expense components. Selling personnel expenses increased $159,000 in the 2004 Period compared to the 2003 Period primarily due to the recruitment and employment of a sales executive to pursue additional product markets, such as computer carrying cases, and hiring of an additional sales representative in our Swiss office. Royalty expenses increased $38,000 in the 2004 Period compared to the 2003 Period due to an increase in the minimum Motorola royalty commitment as provided in the license agreement, as amended. These increases were partially offset by lower travel, auto, and office expenses of $40,000 between the 2004 Period and the 2003 Period. The ratio of selling expenses to net sales increased slightly to 15% in the 2004 Period from 13% in the 2003 Period.

General and administrative expenses decreased $101,000, or 9%, to $1,018,000 in the 2004 Period from $1,119,000 in the 2003 Period primarily due to lower personnel expenses of $118,000 in the 2004 Period compared to the 2003 Period resulting from the expiration of a consulting contract with our former chief executive officer and staffing changes in our accounting department. The decrease in personnel expenses was partially offset by increases in other general and administrative expenses of $17,000 between the 2004 Period and the 2003 Period.

Income from Operations

Pretax income from operations increased $59,000 or 9% to $727,000 in the 2004 Period from $668,000 in the 2003 Period as a result of increased gross profit of $114,000 in the 2004 Period compared to the 2003 Period and partially offset by $55,000 in higher operating expenses, as more fully discussed above.

Other Income (Expense)

Total other income (expense) decreased $79,000 or 80% to $20,000 of income in the 2004 Period from $99,000 of income in the 2003 Period. The "Other income-net" component in the 2004 Period consisted of a $14,000 foreign currency gain and a $2,000 bad debt recovery, and in the 2003 Period consisted of a $73,000 foreign currency gain and a $23,000 bad debt recovery. Because the Company had no borrowings under its bank lines or any other interest bearing debt, at any time during the 2004 Period, it incurred no interest expense during the 2004 Period, compared to $3,000 of interest expense in the 2003 Period incurred in connection with a capital lease.

Income Taxes

Our provision for income taxes increased by $50,000 in the 2004 Period to $66,000, compared to $16,000 in the 2003 Period.  The provision in the 2004 Period consists of estimated federal alternative minimum tax (AMT) taxes and state taxes payable. Other than for federal AMT and state taxes, we did not record a current provision for U.S. income taxes in either quarter as we have sufficient net operating tax loss carryforwards available to offset our current U.S. taxable income. We have recorded a valuation allowance, and we will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may adjust the allowance in future periods as the benefit of the asset becomes more certain.

Liquidity and Capital Resources

We generated $757,000 of cash from operations in the 2004 Period, compared to $472,000 in the 2003 Period.  Operating cash flows in the 2004 Period resulted primarily from net income of $681,000, adjusted for non-cash items including depreciation expense of $59,000 and a provision for obsolete inventory of $130,000, plus changes in our working capital accounts.  The 2003 Period's operating cash flows included net income of $750,000 adjusted for non-cash items including depreciation of $66,000, a provision for obsolete inventory of $52,000, a loss on the sale of property, plant and equipment of $7,000 and deferred taxes of $3,000, plus changes in our working capital accounts. Improved cash collections resulted in a decrease in our accounts receivable balance of $519,000. The inventory balance increased $276,000 to meet demand for our products based on existing sales orders. The increase in the inventory balance accounts for the increase in the accounts payable balance of $163,000. Accrued liabilities decreased $490,000 primarily as a result of performance bonuses that were accrued as of September 30, 2003, and paid in the 2004 Period. There were no such bonuses accrued for during the 2004 Period.

Investing activities used $13,000 in the 2004 Period in connection with the purchase of additional computer equipment and software.  In the 2003 Period, investing activities used $50,000 for purchases of computer equipment and software and generated $4,000 from the sale of property, plant, and equipment.

Financing activities generated $190,000 in the 2004 Period in proceeds from the exercise of stock options and used $4,000 to purchase 2,000 shares of our common stock in the open market pursuant to the stock buyback program described below.  In the 2003 Period, financing activities used $54,000 to purchase 45,200 shares of our common stock in the open market pursuant to the stock buyback program described below and $14,000 to make principal payments on our capital lease obligations.

At March 31, 2004, our current ratio (current assets divided by current liabilities) was 4.58 and our quick ratio (current assets less inventories divided by current liabilities) was 4.03. Our working capital (current assets less current liabilities) at March 31, 2004 was $5,581,000 and we had no long-term debt. At September 30, 2003, our current ratio (current assets divided by current liabilities) was 3.48 and our quick ratio (current assets less inventories divided by current liabilities) was 3.10. Our working capital (current assets less current liabilities) at September 30, 2003 was $4,665,000 and we had no long-term debt.

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

In March 2004, we renewed our bank credit facility that provides for an uncommitted line of credit in a maximum amount of $1.5 million, including a $1.0 million sublimit for direct borrowings and bankers acceptances and a $500,000 sublimit for letters of credit.  The credit line is renewable annually at the discretion of the bank and expires on March 31, 2005. There are no financial ratios or other restrictive covenants associated with the credit facility. We are, however, required to maintain a consecutive 30-day period during the term of the credit facility with zero borrowings, submit to periodic bank examinations and maintain operating performance acceptable to the bank.  The credit line is secured by substantially all of Koszegi's assets. Amounts borrowed under the credit facility bear interest at the bank's prime rate in effect from time-to-time (4.00% at March 31, 2004) plus one half of one percent. There are no fees payable in respect of undrawn balances under the credit facility. This is an uncommitted line of credit and there is no guarantee the bank will grant additional cash advances under the line of credit to us if required, or that our performance will remain satisfactory to the bank, or that the bank will renew the credit facility. Although we believe that we could obtain alternate financing in the event of a loss of our current facility, there can be no assurance that such financing could be obtained and the failure to do so could have a material adverse affect on our liquidity and financial condition.  At March 31, 2004 and for the 18 months preceding, we had no borrowings under the credit facility and no commitments for letters of credit and the entire credit line was available for our use.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  An intercompany balance owed by Forward Innovations to the Company secures borrowings under the line and the subsidiary has agreed to certain covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.0% as of March 31, 2004).  Additionally, the Company pays a credit commission of 0.25% of the maximum amount of credit used during a quarter. In July 2002, the Company and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as the Company's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. The Company agreed to guarantee payment to the logistics provider with respect to any value added tax liability that the logistics provider paid on the Company's behalf.  In February 2004, the Company entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €168,000 (approximately $205,000 as of March 31, 2004) paid by such bank to the logistics provider pursuant to a guarantee issued by the bank in favor of the logistics provider. The amount payable pursuant to the guarantee reduces the amount available under the Company's credit facility.  The Company would be required to perform under the guarantee only in the event that a value added tax liability is imposed, and the logistics provider states in writing that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, and the Company refuses to remit the amount of value added tax due to the logistics provider. On December 31, 2004 and on every anniversary thereafter, the bank guarantee will be renewed automatically for one-year periods until December 31, 2009. The Company has agreed to keep a guarantee in place for five years following the date its relationship terminates with the logistics provider.

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

The license agreement expires on September 30, 2004.  We have entered into preliminary discussions with Motorola regarding the terms of a proposed renewal of this agreement.  Although there can be no assurance, we believe that such discussions have been constructive.  Any failure to renew the license agreement or enter into a different agreement upon terms acceptable to us could have a material adverse affect on our results of operations and financial condition. In addition, while we believe that our commercial relationship with Motorola is good, if we are unable to renew the license agreement or enter into a different agreement upon terms acceptable to us, we cannot predict how this would affect OEM sales to Motorola.  See "Item 6. Management's Discussion and Analysis-Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

The Company did not incur any long-term debt in the 2004 Period and at March 31, 2004 we had no long-term debt.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. As of March 31, 2004, we have repurchased an aggregate of 68,200 shares at a cost of $96,000, including 2,000 shares during the 2004 Period at a cost of approximately $4,000.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of March 31, 2004:

Contractual Obligation or Commitment	Apr 04 - Mar 05	Apr 05- Mar 07	Apr 07 - Mar 09	Thereafter
Employment & Consulting Agreements	$ 680,000	$ 510,000	$ --	$ --
Operating Leases	142,000	234,000	28,000	--
License Agreement**	204,000	--	--	--
Totals	$ 1,026,000	$ 744,000	$ 28,000	$ --

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

Changes in internal controls.

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) occurred during the 2004 Period.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2004 Period that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.                  CHANGES IN SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

      Under our previously announced stock buyback program we made the following repurchases in the open market in the three month period ended March 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 to January 31, 2004	--	--	--	420,000
February 1, 2004 to February 29, 2004	--	--	--	420,000
March 1, 2004, to March 31, 2004	2,000	$2.19	2,000	418,000

ITEM 6.        EXHIBITS AND REPORTS

(a) Exhibits filed herewith:

                31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

                31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

                32.1 Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

                1. Form 8-K, (Items 5, 7 and 12), press release announcing the Registrant's results of operations for the three month period ended December 31, 2003, and an increase in the number of shares authorized for repurchase under its stock buyback program, filed on January 23, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  April 21, 2004

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/Jerome E. Ball

Jerome E. Ball
Chairman and Chief Executive Officer

By: /s/Douglas W. Sabra

Douglas W. Sabra
Vice President, Chief Financial Officer and
Principal Accounting Officer