Form 10QSB
period 2004-06-30
FORWARD INDUSTRIES INC
filed 2004-07-21
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2004.

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

As of July 21, 2004, 6,210,641 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [   ]  No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
THREE MONTHS ENDED JUNE 30, 2004

 TABLE OF CONTENTS

			PAGE
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Consolidated Balance Sheets as of June 30, 2004 (Unaudited)
		and September 30, 2003	3

		Unaudited Consolidated Statements of Income for the Three and Nine
		Months Ended June 30, 2004 and 2003	4

		Unaudited Consolidated Statements of Cash Flows for the Nine
		Months Ended June 30, 2004 and 2003	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Controls and Procedures.	22

PART II		OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	23

	Item 6.	Exhibits and Reports on Form 8-K	23

		Signatures	24

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2004	2003
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents.............................................	$ 3,512,224	$ 2,125,300
Accounts receivable - net ..............................................	3,349,499	3,460,085
Inventories........................................................................	761,971	708,235
Prepaid expenses and other current assets..................	223,153	197,476
Deferred tax asset.............................................................	58,700	58,700
Total current assets......................................................	7,905,547	6,549,796

Property, plant, and equipment - net................................	283,620	258,323
Deferred tax asset................................................................	331,300	331,300
Other assets.........................................................................	45,519	40,607
TOTAL ASSETS...........................................................	$ 8,565,986	$ 7,180,026

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable............................................................	$ 1,312,588	$ 1,140,960
Accrued expenses and other current liabilities............	565,442	743,450
Total current liabilities..................................................	1,878,030	1,884,410

Commitments and contingencies

Shareholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued......................	--	--
Common stock, 40,000,000 authorized shares, par value $.01; 6,739,731 and 6,502,731 shares issued at June 30, 2004 and September 30, 2003, respectively (including 529,090 and 527,090 held in treasury, respectively)....	67,397	65,027
Paid-in capital.....................................................................	8,854,464	8,487,438
Accumulated deficit...........................................................	(1,456,084)	(2,483,413)
	7,465,777	6,069,052
Less: Cost of shares in treasury.......................................	(777,821)	(773,436)
Total shareholders' equity..............................................	6,687,956	5,295,616

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........	$ 8,565,986	$ 7,180,026

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net sales....................................................................	$ 5,245,886	$ 4,758,073	$ 14,739,854	$ 14,353,273
Cost of goods sold..................................................	3,447,207	3,273,658	9,786,723	9,829,338
Gross profit...............................................................	1,798,679	1,484,415	4,953,131	4,523,935

Operating expenses:
Selling...............................................................	800,630	736,533	2,209,963	1,988,542
General and administrative............................	617,920	581,768	1,635,575	1,701,126
Total operating expenses.........................	1,418,550	1,318,301	3,845,538	3,689,668

Income from operations.........................................	380,129	166,114	1,107,593	834,267

Other income (expense):
Interest expense.............................................	--	(4,759)	--	(7,448)
Interest income...............................................	4,762	3,111	8,955	7,949
Other income (expense).................................	(10,092)	11,248	5,692	107,626
Total other income (expense) .................	(5,330)	9,600	14,647	108,127

Income before provision (benefit) for income taxes....	374,799	175,714	1,122,240	942,394
Provision (benefit) for income taxes....................	28,600	(2,600)	94,911	13,800

Net income ..............................................................	$ 346,199	$ 178,314	$ 1,027,329	$ 928,594

Net income per common and common equivalent share:
Basic............................................................	$ 0.06	$ 0.03	$ 0.17	$ 0.16
Diluted........................................................	$ 0.05	$ 0.03	$ 0.16	$ 0.16

Weighted average number of common and common equivalent shares outstanding:
Basic............................................................	6,204,808	5,773,441	6,110,321	5,790,374
Diluted.........................................................	6,599,780	5,954,442	6,447,131	5,907,426

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income.....................................................................................................................	$ 1,027,329	$ 928,594
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property, plant and equipment...............................................	--	7,055
Depreciation and amortization............................................................................	90,326	99,850
Deferred taxes.......................................................................................................	--	2,800
Provision for obsolete inventory.......................................................................	129,878	96,823
Changes in operating assets and liabilities:
Accounts receivable.....................................................................................	110,586	(305,044)
Inventories.....................................................................................................	(183,614)	(26,747)
Prepaid expenses and other current assets...............................................	(25,677)	18,945
Other assets...................................................................................................	(4,912)	--
Accounts payable.........................................................................................	171,628	(187,992)
Accrued expenses and other current liabilities.........................................	(178,008)	375,501
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,137,536	1,009,785

INVESTING ACTIVITIES:
Proceeds from sale of property, plant, and equipment............................................	--	3,591
Purchases of property, plant, and equipment...........................................................	(115,623)	(52,434)
NET CASH USED BY INVESTING ACTIVITIES	(115,623)	(48,843)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options...................................................................	369,396	--
Principal payments on capital lease obligations......................................................	--	(86,565)
Purchase of treasury shares........................................................................................	(4,385)	(91,549)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	365,011	(178,114)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,386,924	782,828

CASH AND CASH EQUIVALENTS - beginning of period.......................................	2,125,300	1,207,311

CASH AND CASH EQUIVALENTS - end of period.................................................	$ 3,512,224	$ 1,990,139

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2004 and 2003
(Unaudited)

1.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

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

            For the three and nine-months ended June 30, 2004, the Company did not have any components of comprehensive income other than net income.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective beginning with the second quarter of fiscal 2004, and the adoption of SFAS No. 150 did not have an impact on the Company's current financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, (the Interpretation). The Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities ("VIEs"). FIN No. 46 requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), which effectively modified and clarified certain provisions of FIN No. 46, as originally issued, and modified the effective date for certain entities. Public companies will apply the provisions of FIN No. 46, as revised, no later than the first reporting period that ends after March 15, 2004. The adoption of FIN No. 46 did not have a material impact on the Company's consolidated financial statements.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2004 and 2003
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

If the Company had elected to recognize expense in the three- and nine- month periods ended June 30, 2004 and 2003, for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, unaudited net income and income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported.........	$ 346,199	$ 178,314	$1,027,329	$ 928,594
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects.................	29,112	78,017	91,347	138,785
Pro forma net income............	$ 317,087	$ 100,297	$ 935,982	$ 789,809

Earnings per share:
Basic - as reported............	$ 0.06	$ 0.03	$ 0.17	$ 0.16
Basic - pro forma..............	$ 0.05	$ 0.02	$ 0.15	$ 0.14

Diluted - as reported.........	$ 0.05	$ 0.03	$ 0.16	$ 0.16
Diluted - pro forma...........	$ 0.05	$ 0.02	$ 0.15	$ 0.13

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

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2004 and 2003
(Unaudited)

2.         CREDIT FACILITIES

In March 2004, the Company renewed its bank credit facility that provides for an uncommitted line of credit in the maximum amount of $1.5 million, including a $1.0 million sub-limit for direct borrowings and bankers acceptances and a $500,000 sub-limit for letters of credit. The line is renewable annually at the discretion of the bank and expires March 31, 2005. The Company is required to eliminate borrowings for thirty consecutive days during the term of the facility and is required to maintain operating performance that is acceptable to the bank.  Amounts drawn under the credit facility bear interest at the bank's prime rate (4.25% as of June 30, 2004) in effect from time-to-time plus one half of one percent and are secured by substantially all of Koszegi's assets. There are no fees with respect to undrawn balances. At June 30, 2004, there were no outstanding borrowings or letter of credit obligations under this facility.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations has agreed to certain covenants, and an intercompany balance owed by Forward Innovations to the Company secures Forward Innovations' obligations under the facility.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (6.125% as of June 30, 2004).  Additionally, the Company pays a credit commission of 0.25% of the maximum amount of credit used during a quarter. At June 30, 2004, Forward Innovations is contingently liable to the bank under a letter of credit, issued on its behalf in the amount of  €168,000 (approximately $205,000 as of June 30, 2004), in connection with its logistics operations in The Netherlands (Refer to Note 6).

3.         BUSINESS SEGMENT INFORMATION

The Company operates in a single segment providing carrying solutions for portable electronic devices. The Company designs and markets its products primarily to original equipment manufacturers of portable, personal electronic devices such as wireless telecommunications devices and medical equipment.  Geographic locations are determined based primarily on the location of the customer.   Information as to revenue source by geographic location is as follows:

Revenues from external customers (all amounts in thousands of dollars):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
United States	$ 1,813	$ 2,940	$ 5,947	$ 8,610
Europe	2,330	1,800	6,957	5,320
Other	1,103	20	1,836	420
Total net sales	$ 5,246	$ 4,760	$ 14,740	$ 14,350

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2004 and 2003
(Unaudited)

4.         EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). The average quoted market prices for the Company's common stock for the three and nine-month periods ended June 30, 2004 were $2.60 and $2.46, respectively. The average quoted market prices for the Company's common stock for the three and nine-month periods ended June 30, 2003 were $0.84 and $0.93, respectively. Calculation of diluted earnings per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income................	$ 346,199	$ 178,314	$ 1,027,329	$ 928,594

Denominator:
Denominator for basic earnings per share - weighted average shares..................................	6,204,808	5,773,441	6,110,321	5,790,374
Dilutive stock options and warrants - treasury stock method..............................	394,972	181,001	336,810	117,052
Denominator for diluted earnings per share - weighted average shares.....................	6,599,780	5,954,442	6,447,131	5,907,426
Net income per common share
Basic...............................	$ 0.06	$ 0.03	$ 0.17	$ 0.16
Diluted.............................	$ 0.05	$ 0.03	$ 0.16	$ 0.16
Shares excluded due to antidilution	266,250	1,588,750	266,250	1,588,750

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2004 and 2003
(Unaudited)

5.             INCOME TAXES

                The Company's income tax provision (benefit) consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
U.S. Federal and State	2004	2003	2004	2003
Current.........................	$ 26,400	$ --	$ 92,711	$ --
Deferred.......................	--	--	--	--

Foreign:
Current.........................	2,200	(2,600)	2,200	16,600
Deferred.......................	--	--	--	(2,800)
Income tax provision (benefit)	$ 28,600	$ (2,600)	$ 94,911	$ 13,800

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

In June 2001, the Company established a wholly owned foreign subsidiary in Switzerland to engage in marketing and distribution activities throughout Europe, the Middle East and Africa. At June 30, 2004, the subsidiary had cumulative undistributed earnings of approximately $188,000.  The Company considers its investment in the subsidiary to be permanent.   Accordingly, no provision has been made for U.S. federal income taxes on such undistributed foreign earnings.

6.         COMMITMENTS AND CONTINGENCIES

Royalty Commitments

Effective January 1, 2001, the Company obtained a license for the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region").  Under the terms of the license agreement, as amended, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region, subject to payment of minimum royalties. The license agreement requires the Company to make a minimum guaranteed royalty payment to Motorola of $408,000, payable in quarterly installments, for the contract period October 1, 2003 to September 30, 2004.

Royalty commitments are recognized as expense over the applicable contract period.  The Company recorded royalty expense of $102,000 and $83,000 for the three-month periods ended June 30, 2004 and 2003, respectively, and $306,000 and $249,000 for the nine-month periods ended June 30, 2004 and 2003, respectively, which are included in selling expenses in the accompanying consolidated statements of income. Net sales to third parties under the Motorola license agreement were $542,000 and $275,000 for the three-month periods ended June 30, 2004 and 2003, respectively, and $1,537,000 and $1,325,000 for the nine-month periods ended June 30, 2004 and 2003, respectively.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2004 and 2003
(Unaudited)

6.         COMMITMENTS AND CONTINGENCIES (CONTINUED)

Royalty Commitments (continued)

If the Company elects to terminate the license before September 30, 2004, when the license is to expire by its terms, the Company would be required to pay the balance, if any, of the minimum guarantee for the contract period in effect at the date of cancellation.

We have entered into preliminary discussions with Motorola regarding the terms of a proposed renewal of this agreement, and, while there can be no assurance as to the outcome of such discussions, we believe that such discussions have been constructive.  Any failure to renew the license agreement or enter into a different agreement upon terms acceptable to us could have a material adverse affect on our results of operations and financial condition. In addition, while we believe that our commercial relationship with Motorola is good, if we are unable to renew the license agreement or enter into a different agreement upon terms acceptable to us, we cannot predict how this would affect OEM sales to Motorola

Legal Proceedings

In October 2001, the Company initiated an action against Royal Industries Inc. ("Royal"), in the Supreme Court of the State of New York, Kings County, asserting causes of action for conversion and unjust enrichment. The Company alleges that, without consent or authority, and with full knowledge of the Company's rights under a security agreement, Royal wrongfully took possession of certain assets in which the Company had a properly perfected security interest. The Company seeks compensatory damages of $1 million. Royal has filed a counterclaim against the Company alleging abuse of process and harassment and is seeking an award of punitive damages in the amount of $1 million.  Although the parties have made discovery demands, neither has complied, having each interposed objections to the nature and scope of the discovery sought, and the action has remained essentially dormant since service of the answer on November 5, 2001.  No depositions have been held, no judicial intervention in the discovery dispute has been sought, and no trial has been scheduled or is likely to be scheduled in the foreseeable future. To date, efforts to resolve the matter by negotiation have not borne fruit, yet Royal declines to prosecute its counterclaims.  After consultation with the Company's legal counsel, management believes the case is without merit and it does not appear reasonably possible that Royal's counterclaims will result in material losses and therefore, at June 30, 2004, no provision for losses related to this action has been recorded in the accompanying consolidated financial statements.

Bank Guarantee

In July 2002, the Company and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as the Company's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the Company agreed to provide a bank guarantee to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the Company's behalf, and in February 2004, the Company entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €168,000 (approximately $205,000 as of June 30, 2004) paid by such bank to the logistics provider pursuant to a guarantee issued by the bank in favor of the logistics provider. The amount payable pursuant to the guarantee reduces the amount available under the Company's credit facility referred to in Note 2 above.  The Company would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, and (iii) the Company fails or refuses to remit the amount of value added tax due to the logistics provider. On December 31, 2004 and on every anniversary thereafter, the bank guarantee will be renewed automatically for one-year periods until December 31, 2009. The Company has agreed to keep a guarantee in place for five years following the date its relationship terminates with the logistics provider. As of June 30, 2004, the Company has not recorded a liability in connection with this guarantee.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2004 and 2003
(Unaudited)

7.         EQUITY

Stock Option Exercises

During the three and nine-month periods ended June 30, 2004, 98,500 shares of common stock and 237,000 shares of common stock, respectively, were issued due to the exercise of stock options at an average price of $1.82 and $1.56, respectively.

Treasury Share Purchases

During the nine-month period ended June 30, 2004, the Company purchased 2,000 shares of its common stock in the open market pursuant to its stock buyback program at a cost of approximately $4,000. The Company did not purchase any shares of its common stock during the three-month period ended June 30, 2004

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements that involve certain risks and uncertainties.  Contingencies and developments, including those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and those identified in "Risk Factors" in our annual report on Form 10-KSB for the fiscal year ended September 30, 2003, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such developments can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe" or the negatives or other variations of these terms or comparable terminology.  We also may provide projections, forecasts or estimates of future performance.  Projections, forecasts and estimates are forward-looking statements and will be based upon a number of assumptions that we believe to be reasonable at the time such projections, forecasts or estimates are made.  Whether those assumptions will be realized will be determined by future events, which are difficult to predict and may be beyond our control.  Actual events may differ materially from those assumed.  Accordingly, there can be no assurance that any estimated results, projections, forecasts or estimates can be realized or that actual returns or results will not be materially lower than those that may be estimated.

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Report.  Such discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2004 (the "2004 Quarter"), with the three months ended June 30, 2003 (the "2003 Quarter"), and the nine months ended June 30, 2004 (the "2004 Period"), with the nine months ended June 30, 2003 (the "2003 Period"), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Report. There have been no material changes in critical accounting estimates since September 30, 2003.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Results of Operations for the 2004 Quarter compared to the 2003 Quarter

Net income in the 2004 Quarter was $346,000 compared to net income of $178,000 in the 2003 Quarter, an increase of approximately $168,000 or 94%. The increase was due to higher gross profit primarily as a result of an increase in sales of cell phone carrying case products. Basic and diluted earnings per share were $0.06 and $0.05, respectively, for the 2004 Quarter, compared to $0.03 basic and diluted earnings per share for the 2003 Quarter.

Net Sales

Net sales increased $488,000, or 10%, to $5,246,000 in the 2004 Quarter compared to $4,758,000 in the 2003 Quarter.  Net sales benefited from increases in original equipment manufacturer, or "OEM", unit sales of cell phone cases and accessories, sales of cases under the Motorola license agreement and sales of cases for other products. In addition, a stronger Euro compared to the U.S. Dollar contributed to the sales increase. These increases were offset in part by lower sales of diabetes case products. The tables below set forth sales by product line and geographic location of our customers for the periods indicated:

Net Sales for 2004 Quarter 3 Months ended June 30, 2004 (millions of dollars)
	US	Europe	Other	Total
Diabetic Products	$0.75	$1.13	$0.48	$2.36
Cell Phone Products	0.45	1.17	0.61	2.23
Other Product Sales	0.62	0.03	0.02	0.67
Total*	$1.81	$2.33	$1.11	$5.25

Net Sales for 2003 Quarter 3 Months ended June 30, 2003 (millions of dollars)
	US	Europe	Other	Total
Diabetic Products	$1.84	$1.05	$ --	$2.89
Cell Phone Products	0.56	0.75	--	$1.31
Other Product Sales	0.54	--	0.02	$0.56
Total*	$2.94	$1.80	$0.02	$4.76

* Tables may not total due to rounding.

With respect to net sales for the 2004 Quarter compared to the 2003 Quarter, the table discloses some relatively significant shifts in the geographic origin of revenues for both diabetic products and cell phone products, indicating lower US sales and higher Other sales.  While these shifts are not necessarily permanent, they do indicate an operational trend on the part of certain of our OEM customers in our two major product markets to source more of their products in Asia and less in the United States.  To the extent of this shift, this necessitates delivery of our carrying case and accessory products to Asia where they are packaged in the box with the phones and blood glucose kits, rather than shipment to the US.  Insofar as we source most of our cases in Asia for shipment or delivery from Hong Kong, this may also have the effect of reducing our freight and certain other handling costs at our Hong Kong facility.

Diabetic Product Sales:

We design to the order of, and sell directly to, OEMs carrying cases used by diabetics to carry their electronic monitoring kits that measure blood glucose levels. OEM customers for these carrying cases include Abbott Labs, Bayer, Lifescan (a subsidiary of Johnson & Johnson), TheraSense and Roche.  Our cases are packaged with the monitoring kits that are sold by our OEM customers.

Sales of these cases decreased $537,000 or 19% to $2,353,000 in the 2004 Quarter compared to sales of $2,890,000 in the 2003 Quarter due to lower sales to a number of customers.  We believe that the declines represent routine fluctuations in our customers order flow to us, as well as variations in our product mix. We continue to experience strong demand for our carrying cases for OEM diabetic monitoring kits in that sales of diabetes products in the 2004 Quarter represented 45% of our overall sales compared to 61% in the 2003 Quarter, in part due to the increase in cell phone product sales revenues in the 2004 Quarter.

In April 2004, Abbot Laboratories announced that it completed its acquisition of TheraSense, which Abbott has indicated would be maintained as a separate division when it originally announced the transaction in January 2004. While the consequences of an acquisition are unpredictable and there can be no assurance that the acquisition will not result in changes in the two companies' product procurement, we believe that Abbott intends to grow this portion of its business and that the acquisition will not adversely affect our relationships with the two customers. The combined sales of Abbot Laboratories and TheraSense accounted for approximately 13% and 18% of our net revenue in the 2004 Quarter and 2003 Quarter, respectively.

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

Sales of cell phone carrying case products increased $919,000 or 70% to $2,229,000 in the 2004 Quarter from $1,310,000 in the 2003 Quarter.  The increase was primarily attributable to the impact of sales to Nokia in the 2004 Quarter, stronger sales under our Motorola license agreement, and a strong quarter generally in the worldwide market for cellular handsets and accessories. Sales to Nokia in the U.S., Europe, and Asia in the 2004 Quarter were $484,000, compared to the 2003 Quarter when there were no sales to Nokia. In addition, sales to wholesalers and retailers under our Motorola license agreement increased $267,000 or 97% to $542,000 in the 2004 Quarter from $275,000 in the 2003 Quarter and direct sales to Motorola (including its subsidiaries and affiliates) increased $157,000 or 15% to $1,190,000 in the 2004 Quarter from $1,033,000 in the 2003 Quarter, bringing the total increase in sales of Motorola-related products (OEM and under the license) to $424,000.

Other Product Sales:
We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By their nature, sales of these customized products can vary from period to period without necessarily reflecting a significant trend in overall demand for these items. Sales of these products increased $105,000 or 19% to $665,000 in the 2004 Quarter compared to sales of $560,000 in the 2003 Quarter.

Gross Profit

Gross profit increased $315,000 or 21%, to $1,799,000 in the 2004 Quarter from $1,484,000 in the 2003 Quarter as a result of the higher sales volume and improved gross profit percentages. Our gross profit percentage in the 2004 Quarter improved to 34% compared to 31% in the 2003 Quarter, due to lower materials and shipping costs as a result of certain customers relocating their operations closer to our inspection facility.

Selling, General, and Administrative Expenses

Selling expenses increased $64,000, or 9%, to $801,000 in the 2004 Quarter from $737,000 in the 2003 Quarter due to an increase in selling personnel expense and royalty expense offset in part by reductions in other selling expense components. Selling personnel expenses increased $94,000 in the 2004 Quarter compared to the 2003 Quarter primarily due to the impact of the hire in October 2003 of a sales executive to pursue opportunities in the computer carrying case market and adjustments to selling personnel salaries. Royalty expenses increased $13,000 in the 2004 Quarter compared to the 2003 Quarter primarily due to an increase in the minimum Motorola royalty commitment as provided in the license agreement, as amended. These increases were partially offset by lower advertising, travel, auto, and other expenses of $43,000 in the 2004 Quarter compared to the 2003 Quarter. The ratio of selling expenses to net sales of 15% in the 2004 Quarter remained consistent with the 2003 Quarter.

General and administrative expenses increased $36,000, or 6%, to $618,000 in the 2004 Quarter from $582,000 in the 2003 Quarter due to an increase in personnel expenses of $48,000 due to personnel changes and salary adjustments, offset in part by reductions in professional fees and other general and administrative expenses.

Income from Operations

Income from operations increased $214,000 or 129% to $380,000 in the 2004 Quarter from $166,000 in the 2003 Quarter as a result of improved gross profit due to higher sales volumes and restraint in increases in cost of sales components.

Other Income (Expense)

Total other income (expense) decreased $15,000 to $5,000 of expense in the 2004 Quarter from $10,000 of income in the 2003 Quarter. The "Other income-net" component in the 2004 Quarter consisted of a $10,000 foreign currency loss and in the 2003 Quarter consisted of a $10,000 foreign currency gain and a $1,000 bad debt recovery. Because we had no borrowings under our bank lines of credit at any time during the 2004 Quarter, we incurred no interest expense during the 2004 Quarter, compared to $5,000 of interest expense in the 2003 Quarter.

Income Taxes

Our provision for income taxes increased $32,000 in the 2004 Quarter to $29,000, from a benefit of $3,000 in the 2003 Quarter.  The provision in the 2004 Quarter consists of estimated federal alternative minimum tax (AMT) and state income taxes. Other than federal AMT and state taxes, we did not record a current provision for U.S. income taxes in the 2004 Quarter or the 2003 Quarter as we have sufficient net operating tax loss carryforwards available to offset our current U.S. taxable income. We have recorded a valuation allowance in respect of our deferred tax assets, and we will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may adjust the allowance in future periods as the benefit of the asset becomes more certain.

Results of Operations for the 2004 Period compared to the 2003 Period

Net income in the 2004 Period was $1,027,000 compared to net income of $929,000 in the 2003 Period, an increase of approximately $98,000 or 11% due primarily to an increase in gross profit and lower general and administrative expenses. Basic and diluted earnings per share were $0.17 and $0.16, respectively, for the 2004 Period, compared to basic and diluted earnings per share of $0.16 in the 2003 Period. Earnings per share were affected by the higher number of weighted average number of shares outstanding in the 2004 Period: approximately 6% basic and 9% diluted.

Net Sales

Net sales increased $387,000 or 3% to $14,740,000 in the 2004 Period compared to $14,353,000 in the 2003 Period.  The sales increase was largely due to a stronger Euro compared to the U.S. Dollar in the 2004 Period. The tables below set forth sales by product line and geographic location of our customers for the periods indicated:

Net Sales for 2004 Period 9 Months ended June 30, 2004 (millions of dollars)
	US	Europe	Other	Total
Diabetic Products	$2.63	$3.25	$0.93	$6.81
Cell Phone Products	1.79	3.64	0.87	6.30
Other Product Sales	1.53	0.06	0.04	1.63
Total*	$5.95	$6.96	$1.83	$14.74

Net Sales for 2003 Period 9 Months ended June 30, 2003 (millions of dollars)
	US	Europe	Other	Total
Diabetic Products	$4.53	$2.70	$ --	$7.23
Cell Phone Products	2.57	2.61	0.25	5.43
Other Product Sales	1.52	0.01	0.17	1.70
Total*	$8.62	$5.32	$0.42	$14.36

* Tables may not total due to rounding.

As indicated in the corresponding table for the 2004 Quarter, the table above reveals a shift in some of our major customers, in both the diabetic products and cell phone products markets, of their sourcing from the United States to "Other"-mainly Asia, and a resultant shift in the geographic designation of the origin of our customer revenues in the 2004 Period compared to the 2003 Period.  As indicated above, this shift may not be permanent, but we believe that it represents a trend that we are seeing.  The improvement in results in Europe is the result of new orders from a cell phone customer in that area in the 2004 Period as well as the currency impact of the weak US dollar relative to the Euro.

Diabetic Product Sales:
Sales of cases for blood glucose monitoring kits decreased $420,000 or 6% to $6,810,000 in the 2004 Period from $7,230,000 in the 2003 Period. The results in this product area for the 2004 Period occurred during a period of change for certain of our customers, as one customer shifted production to Asia from the United States and the management of two other major customers combined as a result of an acquisition. We continue to experience strong demand for our carrying cases for OEM diabetic monitoring kits as sales of diabetes products in the 2004 Period represented 46% and 50% of our overall sales in the 2004 and 2003 Periods, respectively.

The combined sales to Abbott Laboratories and TheraSense, the acquisition of which by Abbott was consummated in April 2004, accounted for approximately 16% of our net revenue in the 2004 Period and 2003 Period.

Cell Phone Product Sales:
Sales of cell phone carrying case products increased $871,000 or 16% to $6,303,000 in the 2004 Period from $5,432,000 in the 2003 Period. The increase was due to higher sales to Nokia, particularly in Europe, where our overall net sales benefited from the strong Euro relative to the U.S. dollar, and higher sales to third parties under our Motorola license agreement that were partially offset by lower OEM sales to Motorola. Nokia sales increased $1,270,000 to $1,600,000 in the 2004 Period from $330,000 in the 2003 Period, as our vendor relationship with Nokia improved. Sales to third parties under our Motorola license agreement increased $212,000 to $1,537,000 in the 2004 Period from $1,325,000 in the 2003 Period. OEM sales to Motorola (including its subsidiaries and affiliates) of 3,154,000 were lower by $629,000 in the 2004 Period from $3,783,000 in the 2003 Period, bringing the net decrease in sales of Motorola-related products (OEM and under the license) to $417,000 in the 2004 Period.

Other Product Sales:
Sales of other products decreased by $74,000, or 4%, to $1,626,000 in the 2004 Period compared to sales of $1,700,000 in the 2003 Period.

Gross Profit

Gross profit on sales increased $429,000 or 9%, to $4,953,000 in the 2004 Period from $4,524,000 in the 2003 Period as a result of our higher sales volume. Our gross profit percentages were 34% and 32% in the 2004 Period and the 2003 Period, respectively.  The improvement in the gross profit percentage in the 2004 Period was due primarily to lower materials and shipping costs as a result of certain customers relocating their operations closer to our inspection and sourcing facility.

Selling, General, and Administrative Expenses

Selling expenses increased $221,000, or 11%, to $2,210,000 in the 2004 Period from $1,989,000 in the 2003 Period due to an increase in selling personnel expense and royalty expense, offset in part by reductions in other selling expense components. Selling personnel expenses increased $253,000 in the 2004 Period compared to the 2003 Period primarily due to the salary impact of the hire in October 2003 of a sales executive to pursue the computer carrying case market, the employment of an additional sales representative in our Swiss office, and adjustments to selling personnel salaries. Royalty expenses increased $61,000 in the 2004 Period compared to the 2003 Period due to an increase in the minimum Motorola royalty commitment as provided in the license agreement, as amended. These increases were partially offset by lower travel, advertising, auto, and other expenses of $93,000 between the 2004 Period and the 2003 Period. The ratio of selling expenses to net sales increased slightly to 15% in the 2004 Period from 14% in the 2003 Period.

General and administrative expenses decreased $65,000, or 4%, to $1,636,000 in the 2004 Period from $1,701,000 in the 2003 Period primarily due to a decline of $70,000 in wage, salary and consulting expenses in the 2004 Period compared to the 2003 Period resulting from the December 2003 expiration of a consulting contract with our former chief executive officer and staffing changes in our accounting department. The decrease in personnel expenses was partially offset by a net increase in other general and administrative expenses of $5,000 between the 2004 Period and the 2003 Period.

Income from Operations

Pretax income from operations increased $274,000 or 33% to $1,108,000 in the 2004 Period from $834,000 in the 2003 Period as a result of increased gross profit of $429,000 in the 2004 Period compared to the 2003 Period and partially offset by $156,000 in higher selling, general and administrative expenses, as more fully discussed above.

Other Income (Expense)

Total other income (expense) decreased $93,000, or 86%, to $15,000 of income in the 2004 Period from $108,000 of income in the 2003 Period. The "Other income-net" component in the 2004 Period consisted of a $4,000 foreign currency gain and a $2,000 bad debt recovery, and in the 2003 Period consisted of a $83,000 foreign currency gain and a $25,000 bad debt recovery. Because the Company had no borrowings under its bank lines or any other interest bearing debt, at any time during the 2004 Period, it incurred no interest expense during the 2004 Period, compared to $7,000 of interest expense in the 2003 Period incurred in connection with a capital lease.

Income Taxes

Our provision for income taxes increased $81,000 in the 2004 Period to $95,000, from 14,000 in the 2003 Period.  The provision in the 2004 Period consists entirely of estimated federal alternative minimum tax (AMT) and state income taxes. Other than for federal AMT and state taxes, we did not record a current provision for U.S. income taxes in either period as we have sufficient net operating tax loss carryforwards available to offset our current U.S. taxable income. We have recorded a valuation allowance, and we will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may adjust the allowance in future periods as the benefit of the asset becomes more certain.

Liquidity and Capital Resources

We generated $1,138,000 of cash from operations in the 2004 Period, compared to $1,010,000 in the 2003 Period.  Operating cash flows in the 2004 Period resulted primarily from net income of $1,027,000, adjusted for non-cash items including a provision for obsolete inventory of $130,000 and depreciation expense of $90,000, plus changes in our working capital accounts.  The 2003 Period's operating cash flows included net income of $929,000 adjusted for non-cash items including depreciation of $100,000, a provision for obsolete inventory of $97,000, a loss on the sale of property, plant and equipment of $7,000 and deferred taxes of $3,000, plus changes in our working capital accounts. Improved collection time on accounts receivable resulted in a decrease in our accounts receivable balance of $111,000 in the 2004 Period. The inventory balance increased $184,000 to meet demand for our products based on existing sales orders, which accounted for the increase in the accounts payable balance of $172,000 in the 2004 Period. Accrued liabilities decreased $178,000 in the 2004 Period primarily as a result of performance bonuses that were accrued as of September 30, 2003, and paid in the 2004 Period.

Investing activities used $116,000 in the 2004 Period in connection with the purchase of computer equipment and software in addition to leasehold improvements to our Hong Kong office.  In the 2003 Period, investing activities used $52,000 for purchases of computer equipment and software and generated $4,000 from the sale of property, plant, and equipment.

Financing activities generated $369,000 of proceeds in the 2004 Period from the exercise of stock options and used $4,000 to purchase 2,000 shares of our common stock in the open market pursuant to the stock buyback program described below.  In the 2003 Period, financing activities used $92,000 to purchase 66,200 shares of our common stock in the open market pursuant to the stock buyback program described below and $87,000 to make principal payments on our capital lease obligations.

At June 30, 2004, our current ratio (current assets divided by current liabilities) was 4.2 and our quick ratio (current assets less inventories divided by current liabilities) was 3.8. Our working capital (current assets less current liabilities) at June 30, 2004 was $6,028,000 and we had no long-term debt. At September 30, 2003, our current ratio was 3.5 and our quick ratio was 3.1. Our working capital at September 30, 2003 was $4,665,000 and we had no long-term debt.

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

In March 2004, we renewed our bank credit facility that provides for an uncommitted line of credit in a maximum amount of $1.5 million, including a $1.0 million sublimit for direct borrowings and bankers acceptances and a $500,000 sublimit for letters of credit.  The credit line is renewable annually at the discretion of the bank and expires on March 31, 2005. There are no financial ratios or other restrictive covenants associated with the credit facility. We are, however, required to maintain a consecutive 30-day period during the term of the credit facility with zero borrowings, submit to periodic bank examinations and maintain operating performance acceptable to the bank.  The credit line is secured by substantially all of Koszegi's assets. Amounts borrowed under the credit facility bear interest at the bank's prime rate in effect from time-to-time (4.25% at June 30, 2004) plus one half of one percent. There are no fees payable in respect of undrawn balances under the credit facility. This is an uncommitted line of credit and there is no guarantee the bank will grant additional cash advances under the line of credit to us if required, or that our performance will remain satisfactory to the bank, or that the bank will renew the credit facility. Although we believe that we could obtain alternate financing in the event of a loss of our current facility, there can be no assurance that such financing could be obtained and the failure to do so could have a material adverse affect on our liquidity and financial condition.  At June 30, 2004 and for the 18 months preceding, we had no borrowings under the credit facility and no commitments for letters of credit and the entire credit line was available for our use.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  An intercompany balance owed by Forward Innovations to the Company secures borrowings under the line, and the subsidiary has agreed to certain covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (6.125% as of June 30, 2004).  Additionally, the Company pays a credit commission of 0.25% of the maximum amount of credit used during a quarter.

In July 2002, the Company and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as the Company's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the Company agreed to provide a bank guarantee to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the Company's behalf, and in February 2004, the Company entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €168,000 (approximately $205,000 as of June 30, 2004) paid by such bank to the logistics provider pursuant to a guarantee issued by the bank in favor of the logistics provider. The amount payable pursuant to the guarantee reduces the amount available under the Company's credit facility.  The Company would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, and (iii) the Company fails or refuses to remit the amount of value added tax due to the logistics provider. On December 31, 2004 and on every anniversary thereafter, the bank guarantee will be renewed automatically for one-year periods until December 31, 2009. The Company has agreed to keep a guarantee in place for five years following the date its relationship terminates with the logistics provider.

Effective January 1, 2001, the Company obtained a license for the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region").  Under the terms of the license agreement, as amended, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region, subject to payment of minimum royalties. The license requires the Company to make a minimum guaranteed royalty payment to Motorola of $408,000 for the contract period October 1, 2003 to September 30, 2004.  If the Company elects to terminate the license before September 30, 2004, the Company would be required to pay the balance, if any, of the minimum guarantee for the contract period in effect at the date of cancellation. Net sales to third parties under the Motorola license agreement were $1,537,000 and $1,325,000 for the nine-month periods ended June 30, 2004 and 2003, respectively.

The license agreement expires on September 30, 2004.  We have entered into preliminary discussions with Motorola regarding the terms of a proposed renewal of this agreement, and, while there can be no assurance as to the outcome of such discussions, we believe that such discussions have been constructive.  Any failure to renew the license agreement or enter into a different agreement upon terms acceptable to us could have a material adverse affect on our results of operations and financial condition. In addition, while we believe that our commercial relationship with Motorola is good, if we are unable to renew the license agreement or enter into a different agreement upon terms acceptable to us, we cannot predict how this would affect OEM sales to Motorola.  See "Item 6. Management's Discussion and Analysis-Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

The Company did not incur any long-term debt in the 2004 Period and at June 30, 2004 we had no long-term debt.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. As of June 30, 2004, we have repurchased an aggregate of 68,200 shares at a cost of approximately $96,000, including 2,000 shares during the 2004 Period at a cost of approximately $4,000.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of June 30, 2004:

Contractual Obligation or Commitment	Jul 04 - June 05	Jul 05- June 07	Jul 07 - June 09	Thereafter
Employment & Consulting Agreements	$ 680,000	$ 340,000	$ --	$ --
Operating Leases	196,000	176,000	--	--
License Agreement**	102,000	--	--	--
Totals	$ 978,000	$ 516,000	$ --	$ --

** The amounts shown as license agreement obligations represent the minimum amount the Company will incur as a royalty expense for the period shown under the existing license, which expires on September 30, 2004.  If the Motorola license agreement is renewed or extended, the contractual obligation for the periods shown will change, and the amounts to be disclosed in the table will depend on the terms of such agreement.

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

PART II.  OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 21, 2004. The following matters were voted upon at the Annual Meeting of Shareholders:

1.        Election of a Board of Directors

	Number of Shares
Name	For	Withheld
Jerome Ball	5,700,460	13,332
Bruce Galloway	5,602,260	111,532
Edwin Levy	5,602,260	111,532
Norman Ricken	5,602,260	111,532
Michael Schiffman	5,700,460	13,332

The directors named above comprise all of the sitting directors of the Company.

2.   Ratification of the appointment of Ernst & Young LLP as the independent auditors and accountants for the Company for the Fiscal Year ending September 30, 2004.

	Number of Shares
Name	For	Against	Abstain
Ratify Ernst & Young LLP as the Company's Auditor for the Fiscal Year ending September 30, 2004.........	5,604,355	105,825	3,612

ITEM 6.        EXHIBITS AND REPORTS

(a) Exhibits filed herewith:

31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

               1. Form 8-K, (Items 5, 7 and 12), press release announcing the Registrant's results of operations for the three month period ended March 31, 2004, filed on April 21, 2004.

SIGNATURES

                In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  July 21, 2004

FORWARD INDUSTRIES, INC.
                 (Registrant)

By: /s/Jerome E. Ball

Jerome E. Ball
Chairman and Chief Executive Officer

By: /s/Douglas W. Sabra

Douglas W. Sabra
Vice President, Chief Financial Officer and
Principal Accounting Officer