Form 10KSB
period 2004-09-30
FORWARD INDUSTRIES INC
filed 2004-12-07
CIK 38264

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004

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

(Title of class)                                                            Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer's revenues for its most recent fiscal year: $20,073,236

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

Approximately $12,527,768 based on the average of the closing bid price ($2.74) and closing asked price ($2.77), as reported on the NASDAQ SmallCap Market on December 6, 2004.

As of  December 6, 2004, 6,226,438 shares of the issuer's common stock, $.01 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [ X ]

FORM 10-KSB ANNUAL REPORT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004
FORWARD INDUSTRIES, INC.

Note Regarding Use of Certain Terms

In this Annual Report on Form 10-KSB, unless the context otherwise requires, the terms "we", "our", and "the Company" refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; "Forward" or "Forward Industries" refers to Forward Industries, Inc.; "common stock" refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries' wholly owned subsidiary Koszegi Industries Inc., an Indiana corporation; "Koszegi Asia" refers to Forward Industries' wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; "Forward Innovations" refers to Forward Industries' wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation; "you" refers to holders of Forward's common stock that are not affiliates (as such term is defined in Rule 144(a)(1) under the Securities Act of 1933) of Forward; "Commission" refers to the United States Securities and Exchange Commission; "Securities Act" refers to the United States Securities Act of 1933; "Exchange Act" refers to the United States Securities Exchange Act of 1934; Fiscal 2004 refers to Forward's fiscal year ended September 30, 2004; Fiscal 2003 refers to Forward's fiscal year ended September 30, 2003; and Fiscal 2002 refers to Forward's fiscal year ended September 30, 2002.

Forward-Looking Statements

Some information contained in this Annual Report on Form 10-KSB constitutes "forward-looking statements". Such information can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe" or the negatives or other variations of these terms or comparable terminology.  The statements in Item 6 of this Annual Report, including those set forth under the caption "Risk Factors", and elsewhere in this Annual Report, constitute cautionary statements identifying important risks and uncertainties with respect to these forward-looking statements that could cause our actual results, performance or achievements to differ materially from those reflected in the forward-looking statements.  We also may provide projections, forecasts or estimates of future performance.  Projections, forecasts and estimates are forward-looking statements and will be based upon a number of assumptions.  Whether those assumptions will be realized will be determined by future events, which are difficult to predict and may be beyond our control.  Actual events may differ materially from those assumed.  Accordingly, there can be no assurance that any estimated results, projections, forecasts or estimates can be realized or that actual returns or results will not be materially lower than those that may be estimated.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

We design, market and distribute carry solutions for the hand held consumer electronics industry including soft-sided carrying cases, bags, clips, hand straps, decorative face plates and other accessories for cellular telephones, medical monitoring and diagnostic kits, cameras and other consumer electronic products.  Our principal customers are original equipment manufacturers, or "OEMs", of these hand held products, who ship our products as accessories "in the box" with their product offerings.  We also design, market and distribute carry solutions for cellular telephones to wholesalers and retailers in the EMEA Region under a license from Motorola, Inc.  Our suppliers custom manufacture our carrying cases and related products to our order for our OEM customers based on our designs and know-how. Typically, we ship these products to our OEM customers to be packaged with their consumer products prior to distribution and sale.  We do not manufacture any of the products that we sell and distribute.

Forward Industries, Inc. was incorporated in 1961 under the laws of the State of New York. Until 1989, our primary business was the manufacture and distribution of advertising specialty and promotional products. In 1989, we acquired Koszegi Industries, Inc., or "Koszegi", an Indiana corporation that manufactured soft-sided carrying cases at its South Bend, Indiana, facility.  Our carrying case business progressively increased to the point where it became the predominant part of our business.  In September 1997, we sold the assets relating to the production of advertising specialty and promotional products and ceased operating in that business segment.

In May 1994, we formed Koszegi Asia Ltd., or "Koszegi Asia", as a wholly owned, Hong Kong-registered subsidiary of Forward Industries to facilitate a more nimble and robust carrying case procurement and quality control infrastructure and to further enhance our foreign sourcing capabilities. With Koszegi Asia's ability to source quality cases in China on short lead times, we determined that our domestic production capability was unnecessary.  As a result, in February 1999, we closed the manufacturing portion of the South Bend facility, thereby eliminating the related costs of domestic manufacturing and transforming our Company to a carrying case design, marketing and distribution company. See "Product Supply." In April 2002, we sold the South Bend, Indiana facility.

In recent years we have focused on strengthening our sales and distribution network. In October 2004, we entered into a new license agreement with Motorola, Inc. to distribute our products bearing the Motorola logo throughout Europe, the Middle East and Africa, or the "EMEA Region".  This new license continues, under modified terms, our agreement for the sale and distribution of our products bearing Motorola trademarks under license by Motorola that began in January 2001 under the initial license with Motorola.  In May 2001, we formed Forward Innovations GmbH, a wholly owned Swiss subsidiary of Forward Industries, or "Forward Innovations", to facilitate distribution of licensed products as well as to further develop our OEM European business presence.  Forward Innovations has facilitated a significant increase in the business we do with our European customers in the past three years.  Our business continues to evolve.  In the past, we were primarily a supplier of carrying cases for cellular phone handsets in the United States.  In the fiscal years ended September 30, 2004 and 2003, approximately 43% and 50%, respectively, of our sales were made to original equipment manufacturers of diabetics' blood glucose monitoring kits and approximately 60% and 40%, respectively, of our net sales were to customers outside the United States.  See "Marketing and Distribution."

Products

Through our wholly owned subsidiaries, Koszegi and Forward Innovations, we design and market to our customers' order carry solutions for the hand held consumer electronics industry, including soft-sided carrying cases, bags, clips, hand straps, decorative faceplates and other accessories made of leather, nylon, vinyl, plastic, PVC and other synthetic fabrics (the "carrying case business"). Our products are used by consumers for carrying or transporting portable electronic products such as cellular telephones, medical monitoring and diagnostic kits, cameras, and other consumer hand held electronic devices. Our carrying cases are designed to enable these devices to be stowed in a handbag, briefcase or backpack, clipped to a belt, or carried in a pocket.

We sell our medical monitoring and diagnostic kit carrying cases directly to original equipment manufacturers of electronic blood glucose monitoring kits for personal use by diabetics.  We typically sell these cases at prices ranging from $.60 to $2.80 per unit.  The manufacturer includes the cases "in the box" as a custom accessory for its diabetes testing and monitoring kits.  The kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer's logo and designed to house the glucose monitor, testing strips and lancets. We believe that users of these monitoring kits may purchase new kits as frequently as every two years, depending on advances made in the blood glucose measurement technology and functionality.  As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet.

We sell carrying cases and related accessory products for cellular telephone handsets to OEM handset suppliers. These products comprise carry cases for cell phone handsets, cases for handset camera attachments, handset plastic belt clips, carrying case straps and bags, decorative faceplates, wrist straps and other accessory products.  Our selling prices for these products vary widely, depending on the specific product, terms of the order, quantity ordered and the distribution channel, and generally range from $.60 or less to $8.00 per unit.  The manufacturer includes the cases or other accessories "in the box" as a custom accessory for the cellular handset.  We also sell similar products that bear the Motorola trademark as stand alone accessories to third party distributors under our license agreement with Motorola.

Our smallest market consists of the sale of carrying cases, belt clips and other carry and storage solutions for a diverse array of other portable electronic and other products, including cases for cameras, MP3 players, retail bar code scanners, and a variety of other products.  Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design the carry solution.

In our OEM business, we typically receive preliminary product orders in connection with our customer's introduction and rollout to market of a new product which the customer wants to accessorize and customize with our products.  Our OEM customers provide us with the desired functionality, size and other basic specifications for the carrying case or other product, including the OEM's identifying logo imprint on the product.  Our in-house design and production staff develops detailed design options and more detailed product specifications for our customer's evaluation, and we then engage in the process of refinement of design and specifications.  Working with our suppliers, we furnish our customer with product samples.  Once our customer approves a sample for order, we work with our suppliers to ensure conformity to the definitive product samples and specifications.  Manufacture and delivery of products in production quantities is then coordinated with our OEM customer's shipment schedules so our carry solutions can be boxed with the consumer electronic device.

In the case of sales of Motorola branded products pursuant to our license agreement with Motorola, we market carrying cases and related accessory products for cell phone handsets based on our own designs or designs furnished by Motorola.  In either case, our in-house design staff develops detailed design options and more detailed product specifications for Motorola's evaluation.   We work with Motorola to refine design specifications and subsequently submit production samples to Motorola for approval.  Upon approval, we submit orders to our suppliers for production quantities and offer such products to retailers and other distributors in the EMEA Region.  Motorola licensed products have, to date, been manufactured for both inventory and customer order.

Research and development costs are not material to our business.

Marketing and Distribution

Geographic Sales Distribution

We sell our products globally primarily through our in house sales force.  The percentages of net sales to customers by their geographic location for the fiscal years ended September 30, 2004, 2003 and 2002 are as follows:

	Percentage of Net Sales by Geographic Location for the Fiscal Years Ended September 30,
	2004	2003	2002
United States	40%	60%	42%
Europe	45%	38%	51%
Other	15%	2%	7%
Total	100%	100%	100%

The variability of percentages of sales to customers by geographic location during these periods is primarily attributable to fluctuations in order flow from certain large OEM customers, fluctuations in product mix between sales to OEM customers in the blood glucose diagnostics kit market and the cellular handset market, and the relocation of some of the manufacturing operations of our large OEM customers to China. See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report.

During the fiscal years ended September 30, 2004 and 2003, approximately 90% of total net sales were made directly by our employees, who work on a salaried (plus incentive bonuses) and not a commission basis. The remaining sales were made through independent sales representative organizations, which receive a commission averaging 5% of the net sales amount.

Channels of Distribution

We have two channels of distribution for our products: direct to original equipment manufacturers who package our carry solutions products in the box with the OEM customer's products; and as stand alone carry solution accessories bearing the Motorola trademarks to distributors and retailers under our license agreement with Motorola. We sell our custom carrying cases and related accessory products to OEMs, principally in the cellular phone and the medical monitoring and diagnostic instrumentation industries. In the fiscal years ended September 30, 2004, 2003 and 2002, approximately 89%, 88% and 87%, respectively, of our total net sales were made to OEM customers, and sales of licensed products designed and developed by us under the Motorola license accounted for approximately 11%, 12% and 13%, respectively, of total net sales.

            OEM Product Sales.

In the three fiscal years ended September 30, 2004, 2003 and 2002, OEM products sales for cellular phone handsets accounted for 34%, 30% and 34%, respectively, of our total net sales, and OEM product sales for blood glucose monitors accounted for approximately 43%, 50% and 40%, respectively, of our total net sales. In the fiscal years ended September 30, 2004, 2003, and 2002, approximately 11%, 8% and 13% of OEM product revenues were represented by sales of carrying cases for products other than blood glucose monitoring kits or cellular phone handsets: these include custom cases for cameras, portable oxygen tanks, bar code scanners, MP3 players and other consumer electronic devices.

Six of our approximately 200 active customers accounted for approximately 77% of our total net sales in Fiscal 2004. Our principal customers include Motorola, Inc. and Nokia Corp ("Nokia"), for cellular telephone carrying cases and accessories, and Abbott Laboratories ("Abbott"), Bayer, Roche Diagnostics ("Roche") and Lifescan, Inc. ("Lifescan"), a subsidiary of Johnson and Johnson, for carrying cases for diabetic monitoring kits.  Our three largest customers are Motorola, Inc., Lifescan and Abbott .  Motorola, Inc. (together with its respective international affiliates, "Motorola"), is our largest OEM customer, accounting for approximately 25% and 27% of total net sales in the fiscal years ended September 30, 2004 and 2003, respectively (excluding sales of Motorola-branded products to third parties under our license agreement with Motorola).  Motorola packages our cases or other accessories "in the box" with Motorola-branded cellular phones or uses them as promotional items.  In the fiscal years ended September 30, 2004 and 2003, sales of cases for Lifescan diabetic monitoring kits accounted for approximately 15% and 17%, respectively, of our total net sales. Abbott Laboratories and its UK subsidiary Medisense accounted for approximately 13% and 10% of our total net sales in the fiscal years ended September 30, 2004 and 2003, respectively, primarily for blood glucose monitoring and diagnostic kit carrying cases. The loss of any of these named customers would have a material adverse effect on our business, results of operations and financial condition. See "Item 6.  Management's Discussion and Analysis-Risk Factors."

Because of the high concentration of sales to relatively few OEM customers, our revenue levels and geographic sales trends are difficult to predict, and significant shifts in operating results may occur in a relatively short period of time.  While we believe that we work closely with our customers, demand for their products and, consequently, their order flow to us, is dependent on general economic conditions as well as conditions and developments specific to their businesses and may be variable.  Any one or more of these customers may increase or decrease the level of (or eliminate) orders to us on short notice in amounts that significantly impact our revenues but that may not necessarily be viewed by such customers as significant to their businesses.  The level of demand for licensed products is susceptible to similar uncertainties.  Accordingly, our levels of net sales revenues, and consequently our results of operations, are variable and subject to significant changes in a relatively short period of time.

Licensed Product Sales.

 Effective October 1, 2004, we entered into a new license agreement with Motorola that grants  us the nonexclusive right to sell cellular telephone handset carry cases and other carry solutions bearing Motorola trademarks in the EMEA Region.  The license permits us to sell and distribute such licensed products based on our proprietary designs or Motorola designs directly to third party distributors, including wholesalers and retailers in the EMEA Region.  This license agreement, which expires on December 31, 2007, unless earlier terminated in accordance with its terms, modifies and continues the arrangements to sell licensed products bearing Motorola trademarks in the EMEA Region under the initial license agreement that we entered into with Motorola effective January 2001 and which expired September 30, 2004.

Sales to third parties of Motorola licensed products under the expired agreement accounted for approximately 11% and 12% of our total net sales in each of the fiscal years ended September 30, 2004 and 2003, respectively.

Similar to the terms of the expired agreement, under the new agreement we are required to pay royalties to Motorola based on specified percentages of the revenue derived from the sale of licensed products to third parties, depending upon the terms of the sale, and we have guaranteed payment of minimum royalties over the following three contract periods:

    Contract Period 1:  October 1, 2004 to December 31, 2005
    Contract Period 2:  January 1, 2006 to December 31, 2006
    Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum guaranteed royalty payment to Motorola for Contract Period 1 is $375,000, or $300,000 annualized.  Prior to the end of each of Contract Periods 1 and 2, we and Motorola have agreed at such time to establish new minimum royalty amounts for Contract Period 2 and Contract Period 3, respectively.  If we are unable to agree at such time with Motorola on the minimum guaranteed royalty payment for Contract Period 2 or Contract Period 3, then we have agreed that the minimum guaranteed royalty payment for the period will be seventy-five per cent (75%) of the actual annualized royalty payable for the prior contract period, provided, however, that in no event shall the minimum guaranteed royalty be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of the prior period's annualized minimum guaranteed royalty.  See "Item 6.  Management's Discussion and Analysis-Risk Factors" for a discussion of indemnification obligations, manufacturing compliance and certain other risks under the license agreement.

Computer Carrying Case Initiative.

In addition to marketing, distribution and sales to OEM customers in the cellular phone handset, diabetes monitoring kit and other markets, we launched an initiative in October 2003 to target major OEM manufacturers of laptop, handheld and notebook computers.  Our strategy in this market is similar to that in our cellular phone and medical diagnostic kit markets-the distribution and sale of carrying cases to OEMs to their specifications.  We believe that the laptop, handheld and notebook computer market may constitute a natural complement for our existing markets and involves similar design, manufacturing, execution and distribution competencies and characteristics.  In October 2003 we hired a senior sales executive with extensive experience in the market for laptop, handheld and notebook computer carrying cases to lead our development efforts in this regard.  Because the carrying case market is characterized by longstanding relationships between the OEM and the carrying case supplier, we anticipate that this market will take time to develop before significant revenue contributions, if any, may be realized.

In Fiscal 2001, we discontinued the design, marketing and distribution of our independent line of notebook computer carrying cases to retailers and consumers under the Terrapin™ brand name and a line of plastic waterproof carrying cases under the manufacturer's brand name of "Aquapak". Sales of the Terrapin™ and Aquapak product lines did not meet our expectations despite some early success as a result of selling the products directly via the Internet. Sales of Terrapin and Aquapak products totaled approximately $32,000 in Fiscal 2002. Our marketing and distribution of the Terrapin™ and Aquapak product lines began in 1995 and 1999, respectively. We sold the last of our Terrapin™ and Aquapak inventory during Fiscal 2002.

Credit Risk

We sell our products on credit terms customary in the industry and historically have not had significant credit problems with our customers. Two customers, including their international affiliates, accounted for approximately 58% and 55% of the Company's accounts receivable at September 30, 2004 and 2003, respectively. Our significant OEM customers are large, multi-national companies with good credit histories. None of these customers is in default to us, and payments are generally received from them on a timely basis. Any failure of such customers to pay the sums they owe to us when due would have a material adverse effect on our liquidity, business prospects and financial condition.  See "Item 6. Management's Discussion and Analysis-Risk Factors."

Product Supply

The manufacture of custom carrying cases and other carry solution products generally consists of die cutting fabrics, principally leather and vinyl, heat sealing, gluing, sewing and decorating (affixing logos) by means of silk screening, hot-stamping, embroidering or embossing. The principal materials used in the manufacture of our products are vinyl, nylon, leather, metal and plastic parts (such as clips, buckles, loops, and hinges and other hardware), foam padding and cardboard, all of which are obtained according to our specifications from domestic and foreign suppliers.

We procure the vast majority of our supply of carrying solutions products from independent suppliers located in China.  Foreign contractors manufactured more than 95% of our carrying solutions products in Fiscal 2004 and Fiscal 2003. We are currently dependent on five main foreign suppliers for the purchase of our products, all of which are located in China. We purchased approximately 81% and 82% of our products from these suppliers in Fiscal 2004 and Fiscal 2003, respectively. One supplier accounted for approximately 30% and 40% of our product purchases in Fiscal 2004 and Fiscal 2003, respectively.  See Note 1 to the Consolidated Financial Statements set forth in Item 7 of this Annual Report.

We do not have minimum supply requirement agreements with these or other suppliers, foreign or domestic, to guarantee us supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of these suppliers. We believe that other suppliers could provide us similar products on comparable terms. However, a switch to a different supplier could delay shipment of product resulting in a loss of sales that could affect our operating results and adversely influence our relationship with the affected customer.  In addition, under our license agreement, our selection of a new supplier to manufacture licensed products is subject to Motorola's approval.  We believe that there are adequate available alternative sources of supply for all of the materials used to manufacture, package and ship our products.

Upon receipt of OEM customer orders, our design and production staff works closely with the customer to finalize product designs and specifications and with our suppliers to coordinate production schedules, conformity to design specifications and quality control.  For most orders, our Chinese suppliers deliver product to Koszegi Asia's Hong Kong warehouse.  To ensure that product manufacturing by foreign contractors meets our standards, Koszegi Asia's quality control inspection facility in Hong Kong inspects incoming product. This facility is responsible for inspection of all our Asian outsourced, outbound production. Recently, as certain of our OEM customers have relocated their manufacturing and shipping facilities to China, one of our China-based suppliers has begun to supplant our Hong Kong facility in the quality control and assurance function with respect to product destined for delivery in China in order to avoid unnecessary time, expense, and potential tax and custom issues that would arise in transshipment to our Hong Kong facility and back to China.  We have agreed to reimburse this supplier for expenses incurred in the quality control and assurance function, which is conducted under the supervision of employees of Koszegi Asia.  In January 2004, our Hong Kong inspection facility renewed its ISO 9001:2000 quality certification.

When our inspection and quality control facility approves carry solutions products for shipment, the products are typically shipped on container carrier vessels. In certain cases, at the customer's request, we will ship by air freight or transfer products to a customer's location in Hong Kong. Most ocean-going shipments bound for the Untied States are off-loaded at the port of Los Angeles or San Francisco, but certain customers arrange for shipments to East coast ports, such as Miami or Philadelphia. European shipments generally are routed via Rotterdam, Frankfurt or London.  Disruptions or delays in off-loading cargo at any of these domestic or foreign ports as a result of labor disputes, physical damage to port facilities or otherwise may delay shipments to our customers and cause re-routing of containers to ports with open facilities.  See "Item 6. Management's Discussion and Analysis-Risk Factors-Our shipments of products via container freight to customers in the United States and Europe are subject to delays or cancellation at port facilities due to work stoppages or slowdowns, damage caused by weather or terrorism and congestion due to inadequacy of equipment and other causes."  From these destination ports, we ship our products to our customers by common carrier.  In Europe, this stage of shipment is managed by our contract freight forwarder and customs agent.

Five domestic suppliers provide approximately 3% of our products. Generally, these suppliers handle small orders that are not economical to produce overseas.

Competition

The business in which we engage in is highly competitive. Some of our competitors are substantially larger than we are and have greater financial and other resources. In the production of carrying cases and related carry solutions for products of original equipment manufacturers, we compete with approximately 1,500 United States and foreign producers and distributors. We believe that we sustain our competitive position through maintenance of an extensive product design capability, rapid response time, competitive pricing, reliable product delivery and product quality.  We believe that our ability to compete based on product quality assurance considerations is enhanced by the local presence of our Hong Kong quality control and shipment facility.

Employees

At September 30, 2004, we had 45 full-time employees, of whom 4 are employed in executive capacities, 5 are employed in administrative and clerical capacities, 15 are employed in sales and sales support capacities and 21 are employed in sourcing, quality control, and warehouse capacities. In addition, we use full-time temporary workers, of whom there were 12 such temporary workers as of September 30, 2004, primarily quality control inspectors in our Hong Kong quality control facility. The number of temporary employees varies depending on production requirements. We consider our employee relations to be satisfactory.  None of our employees is covered by a collective bargaining agreement.

Regulation and Environmental Protection

Our products are subject to various regulations in various jurisdictions, including the member states of the European Community, that restrict the use or importation of products manufactured with compounds deemed to be hazardous.  We work with our suppliers to ensure compliance with such regulations.  In addition, from time to time one or more customers may require testing of our products to ensure compliance with consumer safety rules and regulations.  Compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any material effect upon our capital expenditures, earnings, or competitive position.

ITEM 2 - DESCRIPTION OF PROPERTY

We lease approximately 10,000 square feet of office and warehouse space at 1801 Green Road, Pompano Beach, Florida, through Koszegi Industries Inc. Under the terms of the lease, which expires in June 2007, the monthly rent is approximately $10,000. We use this office space as our executive office and our United States sales office.

We lease approximately 11,700 square feet of warehouse and office space in Hong Kong, at a monthly rental of approximately $8,000 through Koszegi Asia Ltd. under a lease that expires in May 2006. We use this space as our quality control inspection facilities for products purchased from our China suppliers.

Forward Innovations, our Swiss subsidiary, leases approximately 2,000 square feet of office space in Cham, Switzerland, at a monthly rental of approximately $2,000.  This lease expires in September 2005.  We use this facility as our European sales and administrative office.

We believe that each of the foregoing leased properties is adequate for the purposes for which it is used. All leases are with independent third parties.  We believe that the loss of any lease would not have a material adverse effect on our operations as we believe that we could identify and lease comparable facilities upon approximately equivalent terms.

ITEM 3 - LEGAL PROCEEDINGS

In October 2001, the Company initiated an action against Royal Industries Inc. ("Royal"), in the Supreme Court of the State of New York, Kings County, asserting causes of action for conversion and unjust enrichment. The Company alleges that, without consent or authority, and with full knowledge of the Company's rights under a security agreement, Royal wrongfully took possession of certain assets in which the Company had a properly perfected security interest. The Company seeks compensatory damages of $1,000,000. Royal has filed a counterclaim against the Company alleging abuse of process and harassment and is seeking an award of punitive damages in the amount of $1,000,000. Although the parties have made discovery demands, neither has complied, having each interposed objections to the nature and scope of the discovery sought, and the action has remained essentially dormant since service of the answer on November 5, 2001.  No depositions have been held, no judicial intervention in the discovery dispute has been sought, and no trial has been scheduled or is likely to be scheduled in the foreseeable future. To date, efforts to resolve the matter by negotiation have not borne fruit, yet Royal declines to prosecute its counterclaims.  After consultation with the Company's legal counsel, management believes the case is without merit and it does not appear reasonably possible that Royal's counterclaims will result in material losses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders in the fourth fiscal quarter of our fiscal year ended September 30, 2004.  We anticipate that the annual meeting of shareholders in respect of the fiscal year ended September 30, 2004 will be held in April 2005.

PART II

ITEM 5 - MARKET FOR COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Bid Price Information for Common Stock*
	Fiscal 2004		Fiscal 2003
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$2.85	$2.08	$1.38	$0.73
Second Quarter	$3.15	$1.94	$2.59	$1.09
Third Quarter	$3.75	$2.08	$2.58	$1.44
Fourth Quarter	$2.88	$1.90	$3.00	$1.56

*High and low bid price information as furnished by The Nasdaq Stock Market Inc.

On  December 6, 2004, the closing bid quotation for our common stock was $2.74.

In October 2002, Nasdaq advised us that our common stock did not meet the minimum price requirements for continued listing on the Nasdaq SmallCap Market under the Nasdaq Marketplace Rules and that our common stock would be delisted for failing to maintain a minimum bid price of $1.00 in accordance with Marketplace Rule 4310(c)(4). After a hearing in December 2002 requested by us to review Nasdaq's determination, Nasdaq reversed its delisting determination, and we maintained our Nasdaq listing without interruption. As of  December 6, 2004, we believe that the Company complies with the Nasdaq Marketplace Rules in all material respects.   See "Item 6. Management's Discussion and Analysis-Risk Factors."

Holders of common stock. As of  October 27, 2004, there were approximately 170 holders of record of our common stock, excluding approximately 2,540 beneficial holders whose stock is held in street name.

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

Recent sales of unregistered securities. During Fiscal 2004, we did not issue and sell any shares of common stock, or securities exercisable for or exchangeable into common stock, or any other securities that were not registered under the Securities Act of 1933.

Securities authorized for issuance under equity compensation plans. For information relating to this topic, see Item 11 of this Annual Report.

Repurchases of common stock in the open market.  In September 2002, we announced a stock repurchase program of up to 400,000 shares of our common stock.  In January 2004, we increased the number of shares authorized for repurchase under this program to 486,500.  In Fiscal 2004, we repurchased approximately 36,400 shares of our common stock in the open market during the first three quarters, for approximately $79,700.  No repurchases were made during the fourth quarter of Fiscal 2004. To date, we have repurchased approximately 102,600 shares of our common stock at an aggregate cost of approximately $171,200 under this program.  All repurchases were made in the open market.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

Accounts Receivable

We provide an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments and estimates must be made and used in connection with establishing this valuation account. We record an allowance for doubtful accounts based on a combination of factors in making this judgment. Specifically, we analyze the age of receivable balances, our historical bad debts write-off experience and our customers' creditworthiness to determine the appropriate allowance for doubtful accounts. At September 30, 2004, our allowance for doubtful accounts was approximately $27,000, compared to $35,000 at September 30, 2003.  Decreases to this account are the result of bad debt write-offs against the allowance and not the result of a change in accounting estimate.  Increases to this account are reflected in the general and administrative expense line of our statement of income and amounted to approximately $6,000 in Fiscal 2003 and 0$ in Fiscal 2004. Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, customer circumstances or other factors could have a material effect on the required allowance.

Inventory Valuation

We use certain estimates and judgments to value our inventory. Our inventory is recorded at the lower of cost or market. The majority of our inventory consists of finished goods that are custom made by our suppliers based on firm orders from our customers and held for our account.  We do, however, periodically stock inventory in anticipation of orders from our customers when it is commercially advantageous to do so. We also hold inventory in support of our license agreement with Motorola even when we do not have orders. Each quarter, we evaluate our ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. We establish an allowance for inventory that is considered obsolete or slow moving and physically dispose of inventory once its marketability has been determined to be zero. Inventory allowances were approximately $112,000 at September 30, 2004, compared to $81,000 at September 30, 2003. The provision for excess and obsolete inventory is included in cost of goods sold in our consolidated statement of income and was approximately $140,000 and $127,000 in Fiscal 2004 and Fiscal 2003, respectively.

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

Deferred Income Taxes

In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expenses together with assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Prior to valuation allowances, we had approximately $782,000 and $1,256,000 of deferred tax assets at September 30, 2004 and September 30, 2003, respectively. The valuation allowances against these deferred tax assets were $0 and approximately $866,000 at September 30, 2004 and 2003, respectively. The majority of our tax assets relate to prior years' tax losses, and our ability to use those tax assets is determined by our ability to generate future taxable income.

Management evaluates our deferred tax assets on a quarterly basis and assesses the need for valuation allowances. Our deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of our tax planning strategies. We record a valuation allowance to reduce deferred tax assets when it is determined, on a more likely than not basis, that we will not be able to use all or part of our deferred tax assets. During the fourth quarter of Fiscal 2004, as part of our periodic evaluation of the need for a valuation allowance against our deferred tax assets, we determined that the future realization of all of our deferred tax assets was more likely than not. Accordingly, we reduced the valuation allowance to zero at September 30, 2004.  This estimate differs from that at September 30, 2003, when we estimated that, on a more likely than not basis, we would use $390,000 of our deferred tax assets and established a valuation allowance of $866,000.

In the event that it should be subsequently determined that we cannot, on a more likely than not basis, realize all or part of our deferred tax assets in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made. Changes in our deferred tax assets are reflected in the tax expense (benefit) line of our consolidated statements of income.  See "Results of Operations-Trends in Results of Operations" below and Note 5 to the Financial Statements in Item 7 of this Annual Report.

Variability of Revenues and Results of Operations

            We depend for the predominant proportion of our sales on orders from our six largest customers, each of which is a large, multinational corporation.  Because of the high concentration of our sales to these large customers, revenue levels and geographic sales trends are difficult to predict and significant shifts in operating results may occur in a relatively short period of time.  While we believe that we work closely with our customers, demand for their products and, consequently, their order flow to us, are dependent on general economic conditions as well as conditions and developments specific to their businesses and may be difficult to predict.  As a result, any one or more of these customers may increase or decrease the level of (or eliminate) orders to us on relatively short notice in amounts that could significantly impact our revenues but that may not necessarily be viewed by such customers as significant to their businesses.  The level of demand for our licensed products is susceptible to similar uncertainties.  Accordingly, our levels of net sales revenues, and consequently our results of operations, are variable and subject to significant changes in a relatively short period of time.  For example, sales of carrying cases and related accessory products for cellular telephones increased 30% in Fiscal 2004 from Fiscal 2003, while sales of carrying cases for blood glucose monitoring kits decreased approximately 9% over the same period.  These fluctuations are typical of the volatility we experience in our revenues and product mix.  A significant increase or decrease in product orders from one or more of these customers may also adversely affect our liquidity.

RESULTS OF OPERATIONS

The following discussion and analysis compares our consolidated results of operations for the fiscal year ended September 30, 2004 ("Fiscal 2004"), with those for the fiscal year ended September 30, 2003 ("Fiscal 2003"), and our consolidated results of operations for Fiscal 2003 with those for the fiscal year ended September 30, 2002 ("Fiscal 2002"), and is based on or derived from the audited Consolidated Financial Statements, or "financial statements", included elsewhere in this Annual Report.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.  Reclassifications of certain items in the presentation of the financial statements for Fiscal 2003 have been made to conform to the presentation made in the financial statements for Fiscal 2004.

Trends in Results of Operations

•     As discussed above under "Deferred Income Taxes", at September 30, 2004, we reduced the valuation allowance against our deferred income tax assets to zero, which reflects our belief that the future realization of our entire deferred income tax asset is more likely than not.  For Fiscal 2004, Fiscal 2003 and Fiscal 2002, net income of $1,939,131, $1,445,414 and $855,592, respectively, has been benefited by the reduction in the valuation allowance of $866,200, $611,400 and $579,000, respectively, in those years.  For interim periods and fiscal years ending after September 30, 2004, however, and assuming that we continue to generate U.S. taxable income, our results of operations will not reflect any tax benefit attributable to the reduction of the allowance against deferred tax assets, and our consolidated statement of income will show tax expense at our effective tax rate applied to the amount of income before income taxes.  As a consequence, our operating income will be subject to tax and reduced by the amount of such income taxes.   However, until our  net operating loss carryforwards are  exhausted, the account payable in respect of income taxes will be offset by the application of our deferred tax assets, and, to the extent of the available net operating loss carryforwards, subject to Alternative Minimum Tax limitations, there will be no cash outlay in respect of federal income taxes payable.

•     Net sales increased approximately $1,174,000 or 6.2% in Fiscal 2004 compared to Fiscal 2003, of which, approximately $410,000 or 30.6% was due to appreciation of the Euro against the US Dollar during that time.  A continuation of the appreciation of the Euro against the US Dollar will benefit revenue levels in respect of Euro-denominated sales. US Dollar appreciation against the Euro will adversely affect revenue levels in respect of Euro-denominated sales.  Increasing levels of Euro-denominated sales will exacerbate the trend.  See "Risk Factors".

•     There is a broad range of selling prices within our soft-sided carrying cases product line, and there is also a broad range of selling prices between, for example, soft-sided carrying cases and other carry solutions such as straps, clips and camera attachment cases.  Because of the broad variability in price ranges and product types, we anticipate that gross margins will continue to fluctuate depending on our OEM customers' order patterns and preferences.  Such fluctuations may have the effect of masking the impact of fluctuations in unit sale trends.

•     Increasing energy costs incurred by common carriers may impact our results of operations: the carriers may begin to pass through energy cost increases to their customers. If we can not pass these costs on to our customers, our cost of sales may be adversely affected.

Results of Operations for Fiscal 2004 compared to Fiscal 2003

Net Income

Net income in Fiscal 2004 increased $494,000 or 34% to $1,939,000, compared to net income of  $1,445,000 in Fiscal 2003, driven by a $659,000 increase in gross profit due to higher sales volume, offset in part by a decline in other income and increased operating expenses.  Net income in both periods was benefited by significant reductions in the valuation allowance with respect to deferred tax assets.  Basic and diluted earnings per share were $0.32 and $0.30, respectively, in Fiscal 2004 compared to $0.25 and $0.24 per share, respectively, in Fiscal 2003. See Note 10 to the Consolidated Financial Statements.

Sales

Net sales increased $1,174,000 or 6% to $20,073,000 in Fiscal 2004 compared to $18,899,000 in Fiscal 2003.  The increase in net sales was due to higher sales of cell phone carrying cases and other carry solutions products, which increased $2,119,000 or 30%, and, to a lesser extent, a stronger Euro compared to the U.S. Dollar in Fiscal 2004, which contributed approximately $410,000 or 31% of the overall sales increase. These increases were offset in part by the decline in sales revenues for carrying cases for medical monitoring kits for diabetics of $832,000. The tables below set forth approximate sales by product line and geographic location of our customers for Fiscal 2004 and Fiscal 2003.

Net Sales for Fiscal 2004 (thousands of dollars)
	US	Europe	Other	Total
Diabetes Product Sales	$3,316	$3,726	$1,522	$8,564
Cell Phone Product Sales	2,658	5,304	1,283	9,245
Other Product Sales	1,998	89	177	2,264
Total*	$7,972	$9,122	$2,982	$20,073

Net Sales for Fiscal 2003 (thousands of dollars)
	US	Europe	Other	Total
Diabetes Product Sales	$5,663	$3,729	$4	$9,396
Cell Phone Product Sales	3,412	3,460	264	7,136
Other Product Sales	2,196	0	171	2,367
Total*	$11,271	$ 7,189	$439	$18,899

* Tables may not total due to rounding.

Diabetes Product Sales

We design to the order of and sell directly to OEMs carrying cases used by diabetics to carry their personal electronic, blood glucose monitoring kits. OEM customers for these carrying cases include Abbott Labs, Bayer, Lifescan (a subsidiary of Johnson & Johnson), and Roche Diagnostics.  Our carrying cases are packaged as an accessory "in the box" with the monitoring kits that are sold by our OEM customers.

Sales of cases for blood glucose monitoring kits decreased $832,000 or 9% to $8,564,000 in Fiscal 2004 compared to sales of $9,396,000 in Fiscal 2003 primarily as a result of product mix changes. While unit sales actually increased in Fiscal 2004 compared to Fiscal 2003, some of our major customers elected to purchase lower priced carrying cases for inclusion with the monitoring kits. The results in this product area for Fiscal 2004 occurred during a period of change for certain of our customers.  One customer shifted production to Asia from the United States, which was largely responsible for the decline in sales of diabetic kits to United States customers of approximately $2,347,000 or 41% in Fiscal 2004 compared to Fiscal 2003.  In addition, two other major customers combined as a result of the acquisition of TheraSense by Abbott Laboratories in April 2004.   Combined sales to Abbott Laboratories and TheraSense accounted for approximately 13% and 16% of our sales during Fiscal 2004 and Fiscal 2003, respectively.

Sales of our carrying cases for OEM diabetic monitoring kits represented 43% of our total net sales in Fiscal 2004 compared to 50% of total net sales in Fiscal 2003, the decrease in part due to the increase in cell phone product sales revenues in Fiscal 2004.

Cell Phone Product Sales

Our cell phone carry solutions products include carrying cases for handsets and camera attachments, plastic belt clips, carrying case straps and bags, hand straps, decorative faceplates and other attachments used to carry or enhance the appearance of cellular telephone handsets.  We sell these products directly to cell phone handset original equipment manufacturers such as Motorola and Nokia.  Our cases are packaged as an accessory "in the box" with the handsets that are sold by our OEM customers.  In addition, under the Motorola license agreement we distribute our products as stand alone accessories directly to third party wholesalers and retailers in the EMEA region.

Sales of cell phone products increased $2,109,000 or 30% to $9,245,000 in Fiscal 2004 from $7,136,000 in Fiscal 2003.  The increase was due to higher sales to Nokia, particularly in Europe, where our overall net sales benefited from the strong Euro relative to the U.S. Dollar, and higher sales to third parties under our Motorola license agreement. Nokia sales increased $1,685,000 or 624% to $1,955,000 in Fiscal 2004 from $270,000 in Fiscal 2003, as our vendor relationship with Nokia strengthened. Sales to third parties under our Motorola license agreement increased $606,000 or 39% to $2,156,000 in Fiscal 2004 from $1,550,000 in Fiscal 2003. OEM sales to Motorola (including its subsidiaries and affiliates) declined  $447,000 or 8% to $4,863,000  in Fiscal 2004 from $5,310,000 in Fiscal 2003, bringing the net increase in sales of Motorola-related products (OEM and under the license) to $159,000 or 2% in Fiscal 2004.

Other Product Sales

We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By their nature, sales of these customized products to order vary from period to period without necessarily reflecting a significant trend in overall demand for these items.  Sales of other products decreased $103,000 or 4% to $2,264,000 in Fiscal 2004 compared to $2,367,000 in Fiscal 2003.

Gross Profit

Gross profit increased $659,000, or 11% to $6,780,000 in Fiscal 2004 from $6,122,000 in Fiscal 2003 as a result of our higher sales volume and, to a lesser extent, lower cost of goods sold as a percentage of sales. Gross profit as a percentage of net sales increased to 34.0% in Fiscal 2004 from 32.4% in Fiscal 2003 due primarily to lower shipping costs as a result of the relocation of certain customers' manufacturing and distribution operations to China, closer to our inspection and sourcing facility.  Product mix affects our gross profit margin, as we generally receive a lower margin on diabetic products than on cell phone products. Product mix within our cell phone product line also affects our gross profit margin as sales under our Motorola license agreement generally command a higher gross profit than sales to OEM customers. During Fiscal 2004, increased sales of cell phone products offset the impact of lower margin diabetic product sales on our overall gross profit.

Selling, General and Administrative Expenses

Total operating expenses were relatively well controlled in Fiscal 2004, increasing $134,000 or 3% to $5,118,000 in Fiscal 2004 from $4,984,000 in Fiscal 2003, as increases in selling expenses more than offset a decline in general and administrative expense. Operating expenses as a percentage of net sales remained consistent at 26% in Fiscal 2004 and 2003.

Selling expenses increased $294,000 or 11% to $2,968,000 in Fiscal 2004 from $2,674,000 in Fiscal 2003 due to an increase in selling personnel expense and royalty expense, offset in part by reductions in other selling expense components. Selling personnel expenses increased $290,000 or 16% in Fiscal 2004 from Fiscal 2003 primarily due to the salary impact of the hire in October 2003 of a sales executive to pursue the computer carrying case market, the employment of an additional sales representative in our Swiss office, and adjustments to selling personnel compensation. Royalty expense increased $73,000 or 18% in Fiscal 2004 from Fiscal 2003 primarily due to the increase in the minimum royalty commitment as provided in the Motorola license agreement, as amended, that expired on September 30, 2004. These increases were partially offset by lower auto, travel, advertising, and other expenses of $69,000 between Fiscal 2004 and Fiscal 2003.  The ratio of selling expenses to net sales increased in Fiscal 2004 to 15% compared to 14% in Fiscal 2003.

General and administrative expenses decreased $160,000 or 7% to $ 2,150,000 in Fiscal 2004, from $2,311,000 in Fiscal 2003, primarily due to a decline of $154,000 in wage, salary, and consulting expenses, and, to a lesser extent, rent in Fiscal 2004 compared to Fiscal 2003 due to the expiration in December 2003 of a consulting contract with our former chief executive officer and staffing changes in our accounting department. These decreases were offset in small part by increases in other general and administrative expenses in Fiscal 2004.

Income from Operations

Pretax income from operations increased $446,000 or 36% to $1,697,000 in Fiscal 2004, compared to $1,137,000 in Fiscal 2003, as a result of the increase in gross profit as described above, offset in part by the increase in selling expenses.

Other Income (Expense)

Total other income (expense) decreased $79,000 or 69% to income of $35,000 in Fiscal 2004 compared to income of $114,000 in Fiscal 2003.  The components of this change are as follows:

Component	Fiscal 2004	Fiscal 2003	Increase (Decrease)
Foreign Currency Gain	$13,000	$86,000	($73,000)
Bad debt recovery	4,000	25,000	(21,000)
Net interest income	18,000	3,000	15,000
Totals:	$35,000	$114,000	($79,000)

The decrease in foreign currency gains of $73,000 is due primarily to the strength of the Euro relative to the U.S. Dollar and its impact on our Euro denominated assets and liabilities. During Fiscal 2004, the Euro appreciated, then depreciated, in value against the U.S. Dollar before appreciating again in the latter part of the year. These fluctuations in the value of the Euro throughout the year result in losses and gains from the settlement of Euro denominated transactions. An overall steady increase in the Euro in Fiscal 2003 resulted in foreign currency gains attributable to settlement of Euro denominated transactions.

Because we had no interest bearing debt outstanding at any time during Fiscal 2004 and maintained higher average cash balances, our net interest income increased $15,000 in Fiscal 2004 compared to Fiscal 2003.

Income Taxes

In Fiscal 2004, income tax benefit increased $48,000 to a benefit of $242,000 compared to a benefit of $194,000 in Fiscal 2003 due to a further reduction in the valuation allowance associated with our deferred tax assets, partially offset by current state and foreign income tax provisions in jurisdictions where we do not have net operating loss carryforwards.  At September 30, 2003, we had gross deferred tax assets totaling approximately $1,256,000 for which we had previously recorded a valuation allowance of approximately $866,000 to reduce the tax assets to their expected realizable value of $390,000. The primary component of our deferred tax assets is our federal tax net operating loss (NOL) carryforward in the United States. FASB Statement No. 109, Accounting for Income Taxes, requires that we reduce our tax assets by recording a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized."  At September 30, 2004, based upon evidence considered by us, including such factors as levels of profitability in recent years and our forecast income, we determined that a valuation allowance was no longer required and eliminated the valuation allowance entirely.  The reduction in valuation allowance, netted against our Fiscal 2004 tax provision, resulted in a tax benefit of $242,000 and a deferred tax asset of $790,000 at September 30, 2004.  The primary component of the deferred tax asset is approximately $505,000 attributable to our NOL and would require approximately $1,485,000 of U.S. taxable income to fully utilize, assuming a 34 percent tax rate.  We will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may record an allowance in future periods if the benefit of the asset becomes less certain.  See Note 5 to the Consolidated Financial Statements.

The following discussion and analysis compares our results of operations for Fiscal 2003 compared to those for Fiscal 2002.

Fiscal 2003 Compared to Fiscal 2002

Net Income

Net income in Fiscal 2003 increased $589,000 or 69% to $1,445,000, compared to net income of  $856,000 in Fiscal 2002, driven primarily by a $492,000 increase in gross profit due to higher sales volume and, to a lesser extent, an increase in other income.  Net income in both periods was benefited by a reduction in the valuation allowance with respect to deferred tax assets.  Basic and diluted earnings per share were $0.25 and $0.24, respectively, in Fiscal 2003 compared to $0.15 per share (both basic and diluted) in Fiscal 2002.

Net Sales

Net sales increased $2,536,000 or 15% to $18,899,000 in Fiscal 2003 compared to $16,363,000 in Fiscal 2002.  The increase in net sales was due to higher sales of carrying cases for medical monitoring kits for diabetics, which increased $2,884,000 or 44%, offset in part by the decline in sales of carrying cases for cellular handsets of $527,000. The tables below set forth approximate sales by product line and geographic location of our customers for Fiscal 2003 and Fiscal 2002.

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

            * Tables may not total due to rounding.

Diabetes Product Sales

Sales of carrying cases for monitoring kits increased $2,884,000 or 44% to $9,396,000 in Fiscal 2003 compared to sales of $6,512,000 in Fiscal 2002 due to continuing strong demand from our existing OEM customers including significant orders from a customer added in the second half of Fiscal 2002.  Sales of diabetes products in Fiscal 2003 represented approximately 50% of our total net sales compared to 40% in Fiscal 2002, in part due to the decrease in cell phone product sales revenues in Fiscal 2003.

Cell Phone Product Sales

Sales of cell phone products declined $527,000 or 7% to $7,136,000 in Fiscal 2003 from $7,663,000 in Fiscal 2002 despite a significant increase in OEM sales to Motorola in the United States.  The decline was due to lower sales under the Motorola license agreement and in sales to Nokia, our second largest customer in this market.  Sales under the license agreement to wholesalers and retailers in the EMEA region declined $710,000 or 31% to $1,550,000 in Fiscal 2003 from $2,260,000 in Fiscal 2002.  Sales to Nokia decreased in Fiscal 2003 compared to Fiscal 2002, when sales were benefited as a result of shipments to meet demand for a new product launch.  Direct OEM sales to Motorola and affiliates increased $743,000 to $5,310,000 in Fiscal 2003 from $4,570,000 in Fiscal 2002.

Other Product Sales

Sales of other products increased $179,000 or 8% to $2,367,000 in Fiscal 2003 compared to $2,188,000 in Fiscal 2002.

Gross Profit

Gross profit increased $491,000, or 9% to $6,121,000 in Fiscal 2003 from $5,630,000 in Fiscal 2002, while net sales increased 15% period to period, as noted above.  Gross profit as a percentage of net sales fell to 32% in Fiscal 2003 from 34% in Fiscal 2002, as sales of medical products accounted for a higher percentage of net sales in Fiscal 2003 compared to Fiscal 2002, as described under "Diabetes Product Sales".  The product mix of our sales affects our gross profit margin, as we generally receive a lower margin on diabetic products than on cell phone products. Product mix within our cell phone product line also affects our gross profit margin as sales under our Motorola license agreement generally command a higher gross profit than bulk sales to OEM customers, and the weakness in sales of licensed products in Fiscal 2003 also affected gross profit.  In addition, freight expense in Fiscal 2003 was $339,000 or 48% higher in Fiscal 2003 than in Fiscal 2002. This was due in part to the increased number of shipments in Fiscal 2003 and to the fact that freight expense in Fiscal 2002 was benefited by refunds of $262,000 we received from the United States Customs Service in respect of import duties, including approximately $161,000 that was paid in earlier periods but refunded in Fiscal 2002.

Selling, General and Administrative Expenses

Total operating expenses were essentially unchanged in Fiscal 2003, increasing to $4,984,000 in Fiscal 2003 from $4,977,000 in Fiscal 2002, as an increase in general and administrative expense offset a decrease in selling expense.  Operating expenses declined as a percentage of net sales to 26% in Fiscal 2003 compared to 30% in Fiscal 2002 as a result of the increase in revenues relative to operating expenses.

Selling expenses decreased $85,000 or 3% to $2,674,000 in Fiscal 2003 from $2,759,000 in Fiscal 2002.  Decreases in royalties and commissions of $116,000 (a decrease of 22.3%), rent of $31,000 (52%) and travel and entertainment of $29,000 (13%) more than offset higher selling personnel expenses of $128,000 or 8%, reflecting increased sales bonuses associated with the higher sales volumes as well as slight increases in other selling accounts.  Royalty expense associated with our Motorola license agreement decreased $163,000 in Fiscal 2003 compared to Fiscal 2002 as the result of the amendment of the license agreement, which as previously reported became effective in August 2002.  This reduction was partially offset by a $47,000 increase in sales commissions paid to outside sales representatives due to higher sales volumes.  The ratio of selling expenses to net sales decreased to 14% in Fiscal 2003 from 17% in Fiscal 2002

General and administrative expenses increased $93,000 or 4% to $2,311,000 in Fiscal 2003, from $2,218,000 in Fiscal 2002, primarily as a result of an increase of $360,000 or 40% in salaries, wages and bonuses paid to employees.  This more than offset a $253,000 decrease in professional fees, due primarily to the inclusion in Fiscal 2002 of legal fees incurred in connection with a settlement agreement entered into between the Company and a shareholder and a $100,000 payment to reimburse such shareholder for his legal fees.

Income from Operations

Pretax income from operations increased $485,000 or 74% to $1,137,000 in Fiscal 2003, compared to $652,000 in Fiscal 2002, as a result of the increase in gross profit as described above.

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

Income Taxes

In Fiscal 2003, income tax benefit increased $14,000 to a benefit of $194,000 compared to a benefit of $180,000 in Fiscal 2002 due to a change in the valuation allowance associated with our deferred tax asset.  At September 30, 2002, we had deferred tax assets totaling approximately $1,660,000 for which we had previously recorded a full valuation allowance. The primary component of our deferred tax assets is our federal tax net operating loss (NOL) carryforward in the United States in prior years. FASB Statement No. 109, Accounting for Income Taxes, requires that we reduce our tax asset by recording a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." Based upon both positive and negative evidence considered by us, we determined that as of September 30, 2002, a valuation allowance of $1,478,000 was required to reduce the asset to its realizable value (on a more likely than not basis) resulting in a net deferred tax asset, and benefit of $180,000.  At September 30, 2003, our deferred tax assets totaled approximately $1,256,000. After considering both negative and positive evidence, we determined that a valuation allowance of approximately $866,000 was required to reduce the tax asset to its expected realizable value of $390,000.  The change in valuation allowance, combined with our current tax provision resulted in a tax benefit of $194,200 in Fiscal 2003 and a net deferred tax asset of $390,000 at September 30, 2003.

Liquidity and Capital Resources

During Fiscal 2004, we generated operating cash flows of $2,102,000 compared to $916,000 in Fiscal 2003.  Our operating cash flows in Fiscal 2004 consisted of net income of $1,939,000, adjusted for non-cash items, including depreciation and obsolete inventory provisions of $118,000 and $140,000, respectively, offset by a net deferred tax benefit of $391,000, plus net changes in working capital items of $296,000.  Changes in working capital items consisted primarily of an increase in accounts payable of $672,000 offset in part by increases in accounts receivable and inventory of $149,000 and 243,000, respectively.  The higher levels of accounts receivable and accounts payable are attributable to our higher sales in the fourth quarter of Fiscal 2004 compared to the same quarter in Fiscal 2003. The higher level of inventory is in support of anticipated sales.  Our operating cash flows in Fiscal 2003 consisted of net income of $1,445,000, adjusted for non-cash items, including depreciation of $133,000, obsolete inventory provisions of $127,000, a net deferred tax benefit of $210,000 and net changes in working capital items of $460,000.  Changes in working capital items consisted primarily of increases in accounts receivable of $779,000 due to higher sales in the fourth quarter of Fiscal 2003 compared to the same quarter in Fiscal 2002 and decreases in accounts payable of $165,000, offset in part by a $451,000 increase in accrued expenses and other current liabilities due primarily to accrued payroll and bonuses.

Net investing activities in Fiscal 2004 used $124,000 and $57,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software, in Fiscal 2004 and Fiscal 2003, respectively.

Net financing activities in Fiscal 2004 generated $384,000, including $464,000 from the exercise of stock options to purchase 287,200 shares of common stock under our 1996 Stock Incentive Plan, offset in part by treasury stock repurchases of $80,000 under our corporate stock repurchase plan described below.     Net financing activities in Fiscal 2003 provided $59,000, including $238,000 from the exercise of stock options to purchase 216,200 shares of common stock under the 1996 Stock Incentive Plan, offset in part by $87,000 used to pay principal in respect of our capital lease obligations and $92,000 used to purchase 66,200 shares of common stock in the open market pursuant to the corporate stock repurchase authorization referred to below.

At September 30, 2004, our current ratio (current assets divided by current liabilities) was 3.60; our quick ratio (current assets less inventories divided by current liabilities) was 3.29; and our working capital (current assets less current liabilities) was $6,693,000.  As of such date and to the date of this Annual Report, we had no long-term debt balances outstanding.

Our primary sources of liquidity are cash on hand, our operating cash flow and our bank credit facilities. The primary demands on our working capital are: our accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders and we order from our suppliers; and our commitments under our license agreement with Motorola. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. However, it is possible that, if one of our significant original equipment manufacturer customers places an unusually large order with us at a time when our cash on hand and/or our credit facility could not accommodate the increased demands on our working capital, we might have to seek additional sources of liquidity. Although there can be no assurance, we believe that, under such circumstances, we could obtain an increase in our credit facility or obtain necessary funds under an additional facility.

In March 2004, we renewed our bank credit facility that provides for an uncommitted line of credit in the maximum amount of $1,500,000, including a $1,000,000 sub-limit for direct borrowings and bankers acceptances and a $500,000 sub-limit for letters of credit. The line is renewable annually at the discretion of the bank and expires March 31, 2005. We are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to maintain operating performance that is acceptable to the bank.  Amounts drawn under the credit facility bear interest at the bank's prime rate in effect from time-to-time (5.25% as of September 30, 2004) plus one half of one percent and are secured by substantially all of Koszegi's assets. There are no fees with respect to undrawn balances. At September 30, 2004, there were no outstanding borrowings or letter of credit obligations under this facility.  We expect this facility to be renewed under similar terms and conditions upon expiry.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations has agreed to certain covenants, and an intercompany balance owed by Forward Innovations to the Company secures Forward Innovations' obligations under the facility.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (6.175% as of September 30, 2004). At September 30, 2004, Forward Innovations is contingently liable to the bank under a letter of credit, issued on its behalf in the amount of  €168,000 (approximately $209,000 as of September 30, 2004) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. As of September 30, 2004, we have repurchased an aggregate of 102,600 shares at a cost of approximately $171,000, including 36,400 shares during Fiscal 2004 at a cost of approximately $80,000.  See Item 5.  Market for Common Stock and Related Shareholder Matters-Repurchases of Common Stock in the Open Market."

Commitments and Contingencies and Off Balance Sheet Arrangements

We have entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability in our consolidated balance sheet.  Effective October 1, 2004, we entered into a new license agreement with Motorola for the use of certain trademarks of Motorola in connection with the sale and distribution of cell phone carry solutions products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region").  Under the terms of the new license agreement, we are required to pay Motorola a royalty based upon a percentage of our net sales to third parties of licensed products within the EMEA Region. The license requires us to make payments of minimum royalties to Motorola over the following three contract periods:

    Contract Period 1:  October 1, 2004 to December 31, 2005
    Contract Period 2:  January 1, 2006 to December 31, 2006
    Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum guaranteed royalty payment to Motorola for Contract Period 1 is $375,000, or $300,000 annualized.  Prior to the end of each of Contract Periods 1 and 2, we and Motorola have agreed at such time to establish new minimum royalty amounts for Contract Period 2 and Contract Period 3, respectively.  If we are unable to agree at such time with Motorola on the minimum guaranteed royalty payment for Contract Period 2 or Contract Period 3, then we have agreed that the minimum guaranteed royalty payment for the period will be seventy-five per cent (75%) of the actual annualized royalty payable for the prior contract period, provided, however, that in no event shall the minimum guaranteed royalty be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of the prior period's annualized minimum guaranteed royalty.

If we elect to terminate the license before December 31, 2007, we are required to pay a penalty of an amount equal to up to one year's minimum guaranteed royalty if we terminate the License Agreement under certain conditions as specified in the agreement. Motorola has not guaranteed us a minimum amount of revenues we will receive from the sale of the licensed products, and there can be no assurance that we will generate sufficient revenues from the sale of licensed products to recoup the minimum royalty payments that we are obligated to pay to Motorola. The failure to generate such revenues could have a material adverse effect on our results of operations.  In Fiscal 2004, we recognized approximately $2,224,000 in sales of licensed products to third parties pursuant to the license.

Effective October 1, 2003, we entered into employment agreements with three of our executive officers. These agreements expire on December 31, 2005 and provide for minimum salary levels, incentive bonuses that become payable if specified management goals are attained, and other benefits. The aggregate commitments for future payments under these agreements as of September 30, 2004, excluding bonuses and other benefits, is approximately $680,000. Under certain conditions, as defined in the agreements, any or all of such executives may terminate their respective agreements and receive a lump sum payment equivalent to six months of their base salary plus the ratable portion of any bonus to which the Executive would have been entitled in the year of termination.  See "Item 10. Executive Compensation-Employment Agreements."

The following table sets forth a summary of future contractual cash obligations for which we are committed as of September 30, 2004:

Contractual Obligations and Commercial Commitments

	< 1 Year	2-3 Years	4-5 Years
Contractual Obligation or Commitment	October 2004 - September 2005	October 2005 -September 2007	October 2007 - September 2009	Thereafter
Employment Agreements	$ 510,000	$ 170,000	$ --	$ --
Operating leases	192,000	129,000	--	--
License agreement	300,000	427,000	42,000	--
Totals	$1,002,000	$ 726,000	$ 42,000	$ --

Operating lease commitments pertain to leases of our office and other facilities.  The amount shown as a license agreement obligation represents the minimum amount of royalty that we are obligated for in royalty expense under the terms of our Motorola license agreement, and the amount of such minimum may in fact be higher.  See Note 6 to the Consolidated Financial Statements.

In July 2002, Forward Innovations entered into a Representation Agreement with a European logistics provider (freight forwarding and customs agent) whereby, among other things, the European logistics provider agreed to act as our fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, Forward Innovations agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on Forward Innovations' behalf, and in February 2004, Forward Innovations entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €168,000 (approximately $209,000 as of September 30, 2004) paid by such bank to the logistics provider pursuant to a letter of credit issued by the bank in favor of the logistics provider. We would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on our sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, and (iii) we fail or refuse to remit the amount of value added tax due to the logistics provider. On December 31, 2004, and on each anniversary thereafter until December 31, 2009, the letter of credit will be renewed automatically for one-year periods. Under the Representation Agreement, Forward Innovations has agreed to keep the letter of credit in place for five years following the date of termination of the relationship with the logistics provider. As of September 30, 2004, we have not recorded a liability in connection with this letter of credit.

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

Risk Factors

A very high percentage of our revenue is derived from three significant customers, and six customers accounted for 77% of net sales in Fiscal 2004; the loss of any of these customers would materially and adversely affect our results of operations and financial condition

Certain key customers account for a significant percentage of our business and revenues.  In Fiscal 2004, direct sales to Motorola, together with its international affiliates, accounted for approximately 25% of our total net sales, or approximately $5,098,000 (which amount excludes approximately 11% of our total net sales, or $2,156,000, of sales of Motorola products to nearly 60 Motorola distributors under our license agreement).  Lifescan, a Johnson and Johnson subsidiary, accounted for approximately 15% of our sales in Fiscal 2004.  Four other large customers accounted for approximately 37% of our Fiscal 2004 sales. The loss any of these key customers (whether as a result of such customers purchasing their requirements from another vendor, deciding to manufacture their own carrying cases or eliminating the inclusion of our carrying cases with their products) could have a material adverse effect on our financial condition, liquidity and results of operations.

At any time, a significant percentage of our accounts receivable risk may be concentrated in a small number of customers

Two customers accounted for approximately 58% of our accounts receivable at September 30, 2004. The failure to receive or collect such amounts when, and as, due could have a material adverse effect on our financial condition, liquidity and results of operations.

Future revenues and results of operations are difficult to predict and are likely to show significant variability as a consequence of customer concentration

            We depend for the predominant proportion of our sales revenues on orders from our six largest customers, each of which is a large, multinational corporation.  Because of the high concentration of our sales to these relatively few customers, revenue levels and geographic sales trends are difficult to predict and significant shifts may occur in a relatively short period of time.  Demand for these customers' products and, consequently, their order flow to us, are dependent on general economic conditions as well as conditions specific to their businesses and may be difficult to predict.  Any one or more of these customers may increase or decrease the level of (or eliminate) orders to us in amounts that significantly impact our revenues but may not necessarily be viewed by such customers as significant to their businesses.  The level of demand for licensed products under the Motorola license is susceptible to similar uncertainties.  Accordingly, our levels of net sales revenues, and consequently our results of operations, are variable and subject to significant changes in a relatively short period of time.

Under our license agreement with Motorola we are obligated to pay substantial minimum royalties but are not guaranteed minimum sales

Under the terms of our license agreement with Motorola, we have committed to pay Motorola minimum royalties for the sale of Motorola trademarked products. Motorola has not guaranteed to us a minimum amount of sales or revenues from the sale of those trademarked products. There can be no assurance that we will generate sufficient revenues to recoup the minimum royalty payments that we are obligated to pay to Motorola. The failure to do so could have a material adverse affect on our results of operations.

Under our license agreement with Motorola we may become liable for certain indemnification or other liabilities and certain risks.

            Each manufacturer selected by us to manufacture products for sale pursuant to the license agreement is subject to Motorola's approval, and we are responsible for ensuring such manufacturer's compliance with the terms of the Manufacturer's Agreement (as defined in the License Agreement), in particular the proper use of the Motorola trademarks and compliance with applicable laws in the jurisdiction where the manufacturer is located.  Failure of the manufacturer to comply with its obligations under such manufacturing agreement could result in termination of the license agreement or a claim for damages by Motorola against us.  The License Agreement expires on December 31, 2007, but both parties have certain rights of termination customary for such agreements prior to such date including, for example, in the case of violation of the agreement, insolvency or bankruptcy of one party or breach of representations or covenants.  We are required to pay a penalty of an amount equal to up to one year's minimum guaranteed royalty if we terminate the License Agreement under certain conditions as specified in the agreement.  Motorola and we have agreed to certain cross-indemnification provisions, which, as applicable to us, obligate us to indemnify Motorola in respect of all third party suits, actions, claims, damages and liabilities and expense against, or incurred by, Motorola arising out of or connected with the licensed products, their method of manufacture, sale or distribution, the promotional or packaging of the products or any breach by us of the License Agreement.  If we become liable to Motorola under any of the foregoing or other provisions of the License Agreement, our results of operations and financial condition could be materially and adversely affected.

Motorola, or a licensee appointed by Motorola, may compete with us in the licensed territory, and such competition could materially and adversely affect our results of operations

            Motorola and its affiliates are not restricted from marketing, or licensing another third party to market, products similar to the licensed products in the EMEA Region or otherwise competing with respect to the licensed products in the EMEA Region; provided, however, that in connection with the production, distribution, advertisement, promotion and sale of products in the EMEA Region that are (i) products similar or identical to the licensed products, and (ii) initiated or requested by the same Motorola division that is responsible for the license to us of the sale of licensed products, Motorola is obligated to afford us the right of first refusal to so produce, distribute, advertise, promote or sell the same, and if we are unwilling or unable to do so, or a customer, distributor or retailer objects to our doing so, or in Motorola's reasonable opinion is likely to object, Motorola may then offer the third party the right to so produce, distribute, advertise, promote or sell such products, or Motorola may do so itself. Any such direct marketing of products similar to the licensed products by Motorola or another licensee of Motorola in the EMEA Region could materially and adversely affect our results of operations by reducing our sales revenues under the license agreement.  In any such case, we would continue to be responsible for payment of minimum royalties.

Our results of operations are subject to the risks of fluctuations in relative values of foreign currencies compared to the US Dollar  in which our procurement costs or product sales are denominated

            Our results of operations are expressed in US Dollars.  When the US Dollar appreciates or depreciates in value against a currency, such as the Chinese renminbi, the foreign exchange value of which has been pegged to the US Dollar, our results will be benefited or adversely affected, respectively.  If China were to permit the renminbi to float to a free market rate of exchange with the US Dollar, it is widely anticipated that the US Dollar would depreciate in value relative to the renminbi, which could materially and adversely affect our costs of goods sold and our results of operations if we cannot pass those costs along to our customers or if we cannot enter into financial arrangements that mitigate this risk.  When the US Dollar appreciates or depreciates in value against a currency, such as the Euro, in which a significant part of our revenues is denominated, our results of operations can be adversely affected or benefited, respectively.  The significant appreciation of the Euro against the US Dollar since the beginning of 2003 has contributed to our revenues.  A reversal of this trend could adversely affect our results of operations.  See "Item 6. Management's Discussion and Analysis-Results of Operations-Trends in Results of Operations."

Our dependence on foreign manufacturers involves product cost, pricing, availability, quality control and delivery risks

Substantially all of our products are manufactured by Chinese manufacturers in China. We do not have any written agreements with any of such suppliers to guarantee supply to us of finished product, nor do we have any arrangements for minimum purchase requirements with such suppliers. Our supply arrangements with these manufacturers are subject to various political, economic and other risks and uncertainties. Among other risks, our supply arrangements with these manufacturers are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; foreign exchange risk; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Our reliance on foreign suppliers, manufacturers and other contractors involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity and potential misappropriation of our designs.

Our shipments of products via container freight to customers in the United States and Europe are subject to delays or cancellation due to work stoppages or slowdowns, damage to port facilities caused by weather or terrorism and congestion due to inadequacy of port terminal  equipment and other causes.

Since the vast majority of our carrying solutions products are sourced from abroad, the carrying cases and other products we distribute and sell must be brought to our customers' markets. To the extent that there are disruptions or delays in loading cargo in Hong Kong or Chinese ports or off-loading cargo at ports of destination as a result of labor disputes, work-rules related slowdowns, tariff or World Trade Organization-related disputes, physical damage to port terminal facilities or equipment caused by severe weather or terrorist incidents, congestion in port terminal facilities, inadequate equipment to dock and offload container vessels or energy-related tie-ups or otherwise, or for other reasons, product shipments will be delayed to our customer and payments to us may be delayed or cancelled. A closure or partial closure of United States or European port facilities or other causes of delays in the loading, importation, offloading or movement of our products could result in increased expenses, as we try to avoid such delays, delayed shipments or cancelled orders, or all of the above. Depending on the severity of such consequences, this may have an adverse effect on our financial condition and results of operations.

The carrying solutions business is highly competitive and does not pose significant barriers to entry

There is intense competition in the sale of carry solutions products.  Since no significant proprietary technology is involved in the design, production or distribution of products similar to our products, others may enter the business with relative ease and compete against us.  Such competition may result in the diminution of our market share and adversely affect our net sales, results of operations and financial condition.

Our business could suffer if the services of any of the key personnel we rely on were lost to us

We are highly dependent on the efforts and services of Jerome E. Ball, Chairman and Chief Executive Officer, and Michael Schiffman, President and Chief Operating Officer.  We have entered into employment agreements with each of Jerome E. Ball and Michael Schiffman, respectively, that expire December 31, 2005, and which are renewable for successive one-year terms, subject to certain conditions.  Our business could be materially and adversely affected if we lost the services of either of these individuals.  We do not maintain key person life insurance as to these individuals.

We do not pay dividends on our common stock

We have not paid any cash dividends on our common stock since 1987.  The payment in the future of cash dividends by us, if any, will depend upon our results of operations, short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by our Board of Directors.  Applicable laws may also restrict the ability of a corporation to pay dividends.  We do not anticipate that cash dividends will be paid in the foreseeable future.  The absence of dividend payments on a common stock might make such stock susceptible to greater market price swings.

Because of the control by insiders of a significant percentage of our common stock, your ability to influence actions taken by us may be limited

As of  December 6, 2004, our executive officers and members of our Board of Directors, directly or indirectly, beneficially owned 2,197,747 shares of common stock, including 1,495,000 shares of common stock subject to stock options that are currently exercisable or will become exercisable within 60 days, aggregating approximately 29% of our issued and outstanding common stock on such date.  By virtue of their ownership of such common stock, such executive officers and directors or their affiliates may, collectively, be deemed to control Forward Industries through the exercise of sufficient voting power to effectively control (or, at least, exercise a significant influence upon) the election of our Board, direct the appointment of our officers and, in general, significantly influence the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and to prevent or cause a change in the control of Forward.

Future sales of common stock issuable under outstanding options and warrants could dilute your holdings and depress market prices

As of  December 6, 2004, 1,888,750 shares of common stock (equal to an additional 36% of the number of shares of common stock issued and outstanding on such date) are issuable upon the exercise of stock options under our 1996 Stock Incentive Plan at exercise prices ranging from $1.50 to $3.25 per share to one or more of our executive officers, directors and employees and warrants issued to certain consultants. In November 1996, our Board adopted, and in August 1997, our shareholders approved, our 1996 Stock Incentive Plan, or the "Plan", pursuant to which up to 4,000,000 shares of common stock may be issued to our officers and employees upon the exercise of incentive stock options and nonqualified stock options. Under the plan, options (including currently exercisable and non-vested options) to purchase 1,813,750 shares of common stock, as set forth in the figure above, have been granted and remain unexercised under the Plan as of  December 6, 2004.  These options have expiration dates ranging from April 23, 2005 to April 23, 2014. In addition, warrants to purchase 75,000 shares of common stock at an exercise price of $1.75 are outstanding and expire 90 days after the warrants are registered under the Securities Act of 1933.  The terms on which we may obtain additional equity financing during the respective terms of these stock options and warrants may be adversely affected by their existence. The exercise of such options or warrants at the exercise prices disclosed above might result in dilution of your holdings if you purchased our common stock at prices higher than the exercise prices set forth above.  In April 2003, Forward filed a registration statement on Form S-8 under the Securities Act covering the issuance of common stock upon exercise of options granted pursuant to the Plan.  We are unable to predict the effect, if any, that sales of common stock issuable upon exercise of these options or warrants, may have on the then prevailing market price of our common stock.  Any future sales of substantial amounts of securities in transactions exempt from the registration requirements under the Securities Act could adversely affect prevailing market prices.  See "Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters. Securities Authorized for Issuance Under Equity Compensation Plans" and Note 8 to the Financial Statements.

We have in place anti‑takeover measures that may prevent a hostile or unwanted effort to acquire Forward

Our Board of Directors is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. Our Board of Directors has the authority, without shareholder approval, to issue such preferred stock in one or more series and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Our ability to issue the authorized but unissued shares of preferred stock could be used to impede takeovers of our company.  Under certain circumstance, the issuance of the preferred stock would make it more difficult for a third party to gain control of Forward, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of our common stock. Such provisions may discourage attempts to acquire Forward. As of the date of this Annual Report we are aware of no such initiatives.

Low‑priced stocks such as our common stock may be subject to additional investment risks

The Securities and Exchange Commission, or the "Commission," has adopted regulations that define a "penny stock" as any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Unless exempt, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Additionally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing penny stock restrictions will not apply to our common stock as long as it continues to be listed on the Nasdaq SmallCap Market, as to which there can be no assurance, and has certain price and volume information provided on a current and continuing basis or meets certain minimum net tangible assets or average revenue criteria. In any event, even if our common stock were exempt from such restrictions, it would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, which gives the Commission the authority to prohibit any person engaged in unlawful conduct while participating in a distribution of penny stock from associating with a broker-dealer or participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest. If our common stock were to be removed from listing on the Nasdaq SmallCap Market or otherwise become subject to the existing rules on penny stocks, the market liquidity for our common stock could be materially and adversely affected.  See the disclosure in the next paragraph.

If our common stock were to be de-listed from the Nasdaq SmallCap Market, the existing market prices for and trading  liquidity of our common stock would likely decline

The National Association of Securities Dealers' listing requirements require, among other things, that all issuers of securities listed on the Nasdaq SmallCap Market maintain a continued minimum bid price per share of such securities of $1.00. In October 2002, Nasdaq advised us that our common stock did not meet the requirements for continued listing on the Nasdaq SmallCap Market under the Nasdaq Marketplace Rules and that our common stock would be delisted for failing to maintain a minimum bid price of $1.00 in accordance with Marketplace Rule 4310(c)(4). After a hearing in December 2002 requested by us to review Nasdaq's determination, Nasdaq reversed its delisting determination, and we maintained our Nasdaq listing without interruption. As of  December 6, 2004, we believe that the Company complies with the Nasdaq Marketplace Rules in all material respects.

ITEM 7 - FINANCIAL STATEMENTS

The financial statements and notes thereto can be found beginning at page F-1, following Part III of this Annual Report on Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8 A-Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management, with the participation of our Chief Executive Officer and Chief Financial Officer,  performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

In light of the issues referenced below under "Internal Control Over Financial Reporting", our Chairman and Chief Executive Officer and Chief Financial Officer now believe that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report due to the design of an internal control described below.  However, our management, including our Chairman and Chief Executive Officer and Chief Financial Officer are in the process of designing improved internal controls that, when implemented, will allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates.

Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal fourth quarter.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the last fiscal quarter (the fourth quarter of the fiscal year ended September 30, 2004) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

In the course of the audit of the Company's consolidated financial statements for the year ended September 30, 2004, in November 2004 our Independent Registered Public Accounting Firm, Ernst & Young LLP, advised our Audit Committee that a "reportable condition", existed with respect to the Company's internal control over revenue recognition.  A reportable condition involves matters coming to the attention of our independent auditors relating to a significant deficiency in the design or operation of internal controls that, in Ernst & Young's judgment, could adversely affect our ability to initiate, record, process, and report financial data consistent with that presented in our financial statements.

Specifically, the Company did not have controls in place to verify that "FOB destination" or equivalent term shipments made from one of our third-party inventory locations to our customers on or during the few days before September 30, 2004 met the criteria for revenue recognition in Fiscal 2004, including the customer's taking physical delivery on or before September 30, 2004.  Certain such shipments did not meet that criterion.  As a result, the Company recorded a post fiscal-year-end closing adjustment to reduce revenue recorded during the year ended September 30, 2004, reduce cost of sales for the related inventory, and reduce accrued pretax earnings-based compensation. All such adjustments have been fully reflected in the financial statements in Item 7 of this Annual Report

The reportable condition has been discussed in detail by and among our independent registered public accounting firm, our Audit Committee and management, and we are committed to addressing and resolving this matter fully and promptly.  The Company is currently engaged in the process of designing and implementing improved internal controls with respect to its revenue recognition procedures that, when fully implemented, will address the issue described above.

Item 8B.  Other Information

During the fourth quarter of the fiscal year ended September 30, 2004, there was no information required to be disclosed in a Current Report on Form 8-K that was not reported.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position with the Company	Held Office Since
Jerome E. Ball	69	Chief Executive Officer and Chairman of the Board	1998
Michael Schiffman	39	President, Chief Operating Officer and Director	1998
Norman Ricken	68	Director and Chairman of the Audit and Compensation Committees	2000

Bruce Galloway	47	Director and member of the Audit and Compensation Committees	2002

Edwin A. Levy	67	Director and member of the Audit and Compensation Committees	2003

Lawrence Mannes	68	Executive Vice President	2000
Douglas W. Sabra	45	Vice President and Chief Financial Officer	2000
Steven Schiffman	36	Secretary	1996

Each of our directors was elected for a one-year term at our most recent annual meeting, held on April 21, 2004, in respect of the fiscal year ended September 30, 2003.

JEROME E. BALL has been a director since October  1998.  He became Chief Executive Officer and Vice Chairman of the Board effective October 1998 and became Chairman of the Board in April 1999.  Before joining Forward, from 1996 until October 1998, Mr. Ball served as Chairman and Chief Executive Officer of George Arzt Communications, a full service public relations firm.  Prior to that, Mr. Ball had been president of Balson-Hercules Group, a textile manufacturing company, which was sold to a Canadian Stock Exchange listed company, Consoltex Group, Inc., Ltd., where he served until 1996.

MICHAEL SCHIFFMAN has been a director since April 1992.  He has been employed by Forward in various capacities since 1985.  Mr. Schiffman was employed as a salesman for Forward's advertising specialties products in 1985.  He became marketing manager for such products in 1987 and, following the acquisition of the custom carrying case business in 1989, was appointed General Manager of that division.  From 1995 through June 1998, Mr. Schiffman was assigned to Koszegi Asia's Hong Kong operation.  Executive Vice-President of Forward from 1992 to 1998, Mr. Schiffman was appointed President and Chief Operating Officer of Forward in June 1998.  Michael Schiffman is the brother of Stephen Schiffman, Forward's corporate secretary.

NORMAN RICKEN has been a director since March 2000. During the past five years Mr. Ricken has served as an independent consultant; between 1971 and his retirement in 1989, Mr. Ricken held senior positions at Toys R Us Inc., including Chief Financial Officer, President and Chief Operating Officer. Mr. Ricken is a Certified Public Accountant in the state of New York.

BRUCE GALLOWAY has been a director since April 2002. He has been a Managing Director of Burnham Securities since 1993; Chairman of Datametrics, a manufacturer of ruggedized computer equipment, since August 2000; Chairman of International Microcomputer Software Inc., a software development company, since August 2001 Chairman of Command Security Corporation, a security screening company since September 2004 and a Director of GVI Security Solutions Inc., a video security surveillance provider, since February 2004.

EDWIN A. LEVY has been a director since April 2003.  Mr. Levy is Chairman, founder and principal of Levy, Harkins & Co., a New York City investment advisory firm; General Partner in Gracy Fund, a private investment partnership; Director of Coastcast Corporation, a publicly held golf club head manufacturer since 1994; Director of Traffix, a publicly held online database direct marketing company, since 1995; Director of Bear, Stearns Financial Products, a wholly owned subsidiary of the Bear, Stearns Companies, since 1997; and Director of World Point Terminals, a maritime port facilities provider of liquid bulk storage, since 1998.

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

Audit Committee

            Our board of directors has established a separately designated, standing audit committee (as defined in and established in accordance with Section 3(a)(58)(A) of the Exchange Act) to oversee the accounting and financial reporting processes of the Company and the audits of our financial statements.  The members of the audit committee are Bruce Galloway, Edwin Levy and Norman Ricken.

Audit Committee Financial Expert

Our board of directors has determined that Mr. Ricken, who is a member and the chairman of the Audit Committee of our Board of Directors, is an audit committee financial expert, as defined in Item 401 of Regulation SB under the Commission's rules and regulations.  The Company considers Mr. Ricken to be independent of the Company, as the term "independent" is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of each class of our equity securities that is registered under the Exchange Act to file with the Commission Form 3 initial reports of ownership and Form 4 reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us and written representations that no other reports were required to be filed, during the fiscal year ended September 30, 2004, all Section 16(a) filing requirements applicable to our officers and directors and beneficial owners of more than ten percent of our common stock were complied with on a timely basis except that: a Form 4 was filed 3 days late with respect to a stock option grant for each of Messrs. Galloway, Ricken and Levy.

Code of Ethics

            The Company has adopted a code of ethics that applies to our officers (including our principal executive officer and our principal financial and accounting officer), employees and directors.  A copy of our Code of Ethics will be provided without charge to any person who requests a copy by sending a written request to:

Forward Industries Inc.
1801 Green Road, Suite E.
Pompano Beach, FL 33064
Att'n: CEO/Code of Ethics

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding all cash and non-cash compensation earned by our chief executive officer and each of our executive officers who earned more than $100,000 during Fiscal 2004, Fiscal 2003 or Fiscal 2002.  For further information concerning compensation arrangements with the executive officers named below, see "-Employment Agreements."

SUMMARY COMPENSATION TABLE

		Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Comp. $	All Other Comp ($)

Jerome E. Ball
Chairman and	2004	$230,000	$139,800	--	--
Chief Executive	2003	$219,700	$115,000	--	$15,810
Officer (a)	2002	$155,333	$18,500	--	$63,240

Michael Schiffman
President and	2004	$300,000	$88,800	--	--
Chief Operating	2003	$310,000	$115,000	--	--
Officer	2002	$290,000	$18,500	--	--

Douglas W. Sabra
Vice President and	2004	$150,000	$64,700	--	--
Chief Financial	2003	$123,500	$58,000	--	--
Officer	2002	$116,667	$10,000	--	--

(a)     For Mr. Ball, "All Other Compensation" represents rent paid by us on Mr. Ball's behalf with respect to an apartment in New York City. Effective January 1, 2003, Mr. Ball agreed to assume all obligations with respect to the apartment and his salary was adjusted commensurate with that agreement.

During Fiscal 2002, each of the above-named executive officers voluntarily agreed to forego a portion of his salary for the fourteen-month period August 2002 through September 2003. The Compensation Committee of our Board of Directors agreed that such foregone salary amounts would be restored to those executives if we achieved certain Fiscal 2003 profitability levels. As a result, Fiscal 2002 salaries were reduced by $6,666 for Mr. Ball, $10,000 for Mr. Schiffman and $3,333 for Mr. Sabra and the total amounts subject to forfeiture by such executive officers during such fourteen-month period were $46,667 for Mr. Ball, $70,000 for Mr. Schiffman and $23,333 for Mr. Sabra. Based on the results of operations achieved by the Company in Fiscal 2003, the Compensation Committee agreed that those amounts would be restored to the executives, which amounts are reflected in the above table as salary in Fiscal 2003.

Option Grants

In December 1996, our Board of Directors adopted, and in August 1997 our shareholders approved, the 1996 Stock Incentive Plan pursuant to which up to four million (4,000,000) shares of our common stock were authorized to be issued to our executive officers, employees and non-employee directors and consultants upon the exercise of incentive stock options and nonqualified stock options. Exercise prices of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Compensation Committee of our Board of Directors establishes the exercise price of the nonqualified options. Options generally vest in equal portions over three years and expire ten years after the date of grant, provided that, if the option holder's employment, consulting or other relationship with the Company terminates, generally the option must be exercised within 90 days of such termination.  See "Item 6. Management's Discussion and Analysis-Risk Factors -Future sales of common stock issuable under outstanding options and warrants could dilute your holdings and depress market prices."

No options to purchase our common stock, stock appreciation rights or other long term compensation was granted or paid to any of the executive officers named in the Summary Compensation Table in Fiscal 2004, Fiscal 2003 or Fiscal 2002.

Stock Options Held at September 30, 2004

The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation Table as of September 30, 2004. No stock appreciation rights were outstanding during Fiscal 2004. The closing price of our common stock at September 30, 2004 was $2.38, and the closing price of our common stock on the Nasdaq SmallCap Market on  December 6, 2004 was $2.74 in each case as reported by Nasdaq.

Aggregated Option Exercises in Fiscal Year 2004 and Fiscal 2004 Year-End Option Values
Name	Shares Acquired On Exercise	Value Realized	Number Of Securities Underlying Unexercised Options at FY-End Exercisable / Unexercisable	Value of Unexercised In-The-Money Options/SARS at FY End- Exercisable / Unexercisable
Jerome E. Ball	0	0	250,000 / 250,000	$157,500 / $95,000
Michael Schiffman	168,400	$111,601	450,000 / 400,000	$246,000 / $0
Douglas W. Sabra	15,000	$14,675	0 / 75,000	$0 / $28,500

Compensation of Directors

In Fiscal 2003, our Board of Directors amended its policy relating to compensation of directors.  Under the amended policy, each non-employee director receives an annual stipend of $10,000, payable in quarterly installments of $2,500, and the chairman of each subcommittee receives an additional $1,000 stipend per committee chair. In addition, each non-employee director receives $1,000 for each board meeting attended and $500 for each subcommittee meeting attended, unless the subcommittee meeting is held in conjunction with a meeting of the Board, and is entitled to reimbursement for actual and reasonable travel expenses incurred for attendance at such meetings. During Fiscal 2004, Messrs. Ricken, Galloway and Levy received $15,000, $13,000, and $13,000, respectively, for their services, excluding travel reimbursements. In addition, in Fiscal 2004, each non-employee director was granted options to purchase 10,000 shares of our common stock at an exercise price of $2.21 per share, which was equal to the quoted market price of our common stock at the time of the grant.  In the event any such director ceases to serve as a director, such options expire 90 days after termination of the director relationship.

Employment Agreements

Effective October 1, 2003, we entered into an employment agreement with each of Jerome E. Ball, Michael M. Schiffman and Douglas W. Sabra in order to secure their services to Forward during the term of the agreements, each of which expires on December 31, 2005.  Each agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 60 days prior to the end of the term (or renewal period). If Forward gives such notice, subject to certain conditions, the executive would be entitled to receive six months salary at the rate then in effect as severance.  No stock options or other equity compensation is granted to any such executive pursuant to these agreements.  Upon the effectiveness of these agreements, the contracts to which Forward and Messrs. Ball, Schiffman and Sabra, respectively, were a party that were in force during Fiscal 2003 and which were to have expired at various dates thereafter were terminated and superseded.  None of the provisions in the terminated agreements has any continuing effect, except that options to purchase common stock granted to each executive pursuant to those terminated agreements remain in effect according to the original terms thereof. Set forth below is certain information that pertains to each executive's employment agreement.  See Note 6 to the Financial Statements.

Under his agreement, Mr. Ball is employed as our Chairman and Chief Executive Officer at an annual salary of $230,000.  Because of Mr. Ball's relocation from New York to Florida as a result of the re-location of our executive offices in 2000, we agreed to assume Mr. Ball's lease with respect to an apartment in New York City with annual lease payments totaling approximately $63,000.  We made payments of $15,810, and $63,240 in respect of this apartment on Mr. Ball's behalf during Fiscal 2003 and Fiscal 2002, respectively.  Effective January 1, 2003, Mr. Ball agreed to assume all obligations with respect to such apartment, and his salary was increased by a like amount and accordingly, no additional payments relating to such other compensation were made in Fiscal 2004.

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

Each of the above executives is eligible to receive an annual bonus based on achieving financial and non-financial goals.  The total bonus compensation payable to all such executives in any year will not exceed 50% of the combined executive's salaries for that year.  The formula that determines the amount of bonus that may be earned under the financial component in each year during the term of the agreements is based on the extent to which, if any, Forward's Pre-Tax Income (as defined in the agreement) exceeds, achieves or fails to achieve the target level for such year, which will be identified at the beginning of each fiscal year by the Compensation Committee of our Board of Directors, and may not exceed 40% of the executives' combined salaries.  Pursuant to the non-financial incentive component of the bonus, which is based on performance factors evaluated by the Compensation Committee, each executive may earn a maximum amount equal to 10% of his salary.

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

Report on Repricing of Options/Sars

We did not adjust or amend the exercise price of stock options previously awarded to any of our officers or directors during Fiscal 2004. See "-Employment Agreements."

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information, as of September 30, 2004, with respect to the beneficial ownership of the common stock by (i) each person or group who is known by us to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the compensation table under "Executive Compensation", and (iv) all our directors and executive officers, as a group (seven persons).  Information as to Robert S. Ellin and related investors is based solely on the filings, as amended from time to time, of such persons on Schedule 13D under the Exchange Act.

Identity of Beneficial Owner	Number of Shares of common stock	Notes	Percent of Class
Jerome E. Ball 1801 Green Road, Suite E Pompano Beach, FL. 33064	717,500	(a)	10.7%

Michael Schiffman 1801 Green Road, Suite E Pompano Beach, FL. 33064	1,152,427	(b)	14.1%

Douglas Sabra 1801 Green Road, Suite E Pompano Beach, FL. 33064	85,000	(c)	*

Norman Ricken 1801 Green Road, Suite E Pompano Beach, FL. 33064	60,700	(d)	*

Bruce Galloway 1801 Green Road, Suite E Pompano Beach, FL. 33064	152,050	(e)	3.0%

Edwin Levy 1801 Green Road, Suite E Pompano Beach, FL. 33064	30,100	(e)	*
All directors and executive officers as a group (6 persons)	2,197,747		28.5%

*Less than 1 percent

(a) Includes 500,000 shares of common stock subject to currently exercisable stock options (which includes 250,000 shares subject to options that become exercisable January 1, 2005) as follows: 250,000 shares at an exercise price of $1.75 and 250,000 shares at an exercise price of $2.00 per share.

(b) Includes 850,000 shares of common stock subject to currently exercisable options (which includes 400,000 shares subject to options that become exercisable January 1, 2005) as follows: 150,000 shares at an exercise price of $1.50 per share; 300,000 shares at an exercise price of $2.00 per share; 200,000 shares at an exercise price of $2.50 per share; and 200,000 shares at an exercise price of $3.25 per share.

(c) Includes 75,000 shares of common stock subject to currently exercisable options at an exercise price of $2.00 per share.

(d) Includes 30,000 shares of common stock subject to currently exercisable options as follows: 10,000 shares at an exercise price of $2.00 per share; 10,000 shares at an exercise price of $2.05 per share and 10,000 shares at an exercise price of $2.21 per share.

(e) Includes 20,000 shares of common stock subject to currently exercisable options as follows: 10,000 shares at an exercise price of $2.05 per share and 10,000 shares at an exercise price of $2.21 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of September 30, 2004, the number of shares of our common stock, our only class of equity securities, issuable upon exercise of outstanding options, warrants and other rights, the weighted average exercise price of such options, warrants and other rights and the number of shares of common stock available for future issuance pursuant to all "equity compensation plans" relating to our common stock. Equity compensation plans include those approved by our shareholders, as well as those not approved by our shareholders, including individual compensation arrangements with one or more of our officers or directors or other persons.

Equity Compensation Plan Information as of September 30, 2004
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders..........	1,813,750	$2.17	1,607,850
Equity compensation plans not approved by security holders..........	75,000	$1.75	-0-
Total.........................	1,888,750	$2.15	1,607,850

The terms of the 1996 Stock Incentive Plan that was approved by shareholders are summarized under the caption "Item 10.  Executive Compensation-Option Grants."    Equity compensation not approved by shareholders relates to the issuance of warrants to purchase shares of common stock to a consultant as partial consideration for services for investor relations matters in 1999. See Note 8 to the Consolidated Financial Statements.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 11, 2002, we entered into a Settlement Agreement (the "Settlement Agreement") with Robert S. Ellin, Nancy Ellin, Atlantis Equities, Inc., Robert Ellin Family 1997 Trust and Robert Ellin Profit Sharing Plan (Mr. Ellin and such parties collectively are sometimes referred to as the "Ellin Group"). The Settlement Agreement resolved certain disagreements that arose between the Ellin Group and us. The principal terms of the Settlement Agreement are summarized in condensed form below, which summary is qualified in all respects by reference to the complete text of the Settlement Agreement (including the exhibits thereto), which is included as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2002, as amended by Form 8-KA filed on April 25, 2002.

Pursuant to the Settlement Agreement, on April 11, 2002, the date of the Settlement Agreement, we appointed Mr. Bruce Galloway and Mr. Jeffrey Kuhr to our Board of Directors. As contemplated by the Settlement Agreement, Mr. Galloway and Mr. Kuhr were nominated to, and were elected as members of, our Audit Committee and our Compensation Committee. In connection with the Settlement Agreement, Forward and each member of the Ellin Group entered into a Standstill Agreement, dated April 11, 2002, pursuant to which the members of the Ellin Group were restricted from taking certain actions with respect to Forward, its common stock and certain other matters. The Standstill Agreement expired by its terms on October 10, 2003.  Messrs. Galloway and Kuhr were reelected as members of the Board of Directors and reappointed as members to such committees in May 2003.  Mr. Galloway was re-elected by our shareholders at our annual meeting on April 21, 2004, and was reappointed to such committees at that time.  Mr. Kuhr chose not to stand for re-election at such meeting.

Pursuant to his consulting agreement entered into when he resigned from 30 years of service as our chief executive officer and chairman, and effective October 1998, Mr. Theodore Schiffman, our co-founder, received a consulting fee of $200,000 per annum for the period January 1, 1999 to September 30, 2003. In addition, under this agreement, Mr. Schiffman was entitled to receive severance payments totaling $350,000, of which $200,000 was paid on January 1, 1999, $35,000 was applied on September 30, 1999 to the repayment in part of Mr. Schiffman's promissory note held by the Company and $115,000 was paid in April 2001. In addition, the exercise price of options to purchase 450,000 shares of common stock was reduced from $2.00 to $1.10 per share.  In addition, pursuant to the consulting agreement Mr. Schiffman is subject to a non-competition arrangement with us that expires in 2006 and has agreed to maintain the confidentiality of trade secrets and work product of Forward.  Upon the expiration of the consulting agreement on September 30, 2003, Forward entered into a new agreement to pay Mr. Schiffman $2,500 per month from October 1, 2003 to December 31, 2003 in consideration for his providing consulting services at a reduced level during that period of time.  Other than such payments and benefits to which Mr. Schiffman is entitled as a former employee in accordance with our benefit plans, together with the options described above, Forward has no other obligations to Mr. Schiffman pursuant to the consulting agreement or otherwise.  Mr. Schiffman is the father of Michael Schiffman, our President and Chief Operating Officer and a director, and Stephen Schiffman, our corporate secretary.

Prior to Fiscal 2003, we made unsecured loans from time to time to Mr. Theodore H. Schiffman and to Mr. Schiffman's son Michael Schiffman.  All balances due under those loans were repaid prior to September 30, 2002 and no new loans to either individual have been made since that time.

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

10.       MATERIAL CONTRACTS

10.1

License Agreement, effective as of October 1, 2004, between Motorola, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 18, 2004.

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

21.	SUBSIDIARIES OF THE SMALL BUSINESS ISSUER
21.1 List of Subsidiaries of Forward Industries, Inc.
23.	CONSENT OF EXPERTS
23.1 Consent of Ernst & Young LLP
31.	CERTIFICATIONS PURSUANT TO RULE 13a-14(a) (Section 302 of Sarbanes-Oxley)
31.1 Certification of Jerome E. Ball
31.2 Certification of Douglas W. Sabra
32.	CERTIFICATIONS PURSUANT TO 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certifications of Jerome E. Ball and Douglas W. Sabra

ITEM 14. -PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services billed to us by our principal accounting firm, Ernst & Young LLP, for the past two fiscal years.  Such information is provided as of  December 6, 2004 and, accordingly, the information for Fiscal 2004 may be subject to change:

	Year Ended September 30,
	2004	2003
Audit Fees....................................................	$ 117,300	$ 114,800
Audit-related Fees.........................................	0	0
Tax Fees......................................................	24,500	23,800
Other Fees...................................................	0	0
	$ 141,800	$ 138,600

Tax fees are for the preparation of our U.S. corporate federal and state tax returns.  All work performed by our independent registered certified public accountants must be pre-approved by our Audit Committee to ensure that all such work is compatible with maintaining the principal accountant's independence.

ITEM 7 - FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
FORWARD INDUSTRIES, INC.

We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. (the Company) as of September 30, 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Industries, Inc. at September 30, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Fort Lauderdale, Florida
December 3, 2004

FORWARD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2004

ASSETS

Current assets:
Cash and cash equivalents	$ 4,487,415
Accounts receivable - net	3,609,559
Inventories	811,694
Prepaid expenses and other current assets	190,076
Deferred tax asset	164,413
Total current assets	9,263,157

Property, plant and equipment - net	264,043
Deferred tax asset	617,199
Other assets	44,967
TOTAL ASSETS	$10,189,366

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 1,813,543
Accrued expenses and other current liabilities	757,026
Total current liabilities	2,570,569

Commitments and contingencies

Shareholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $0.01; none issued	--
Common stock, 40,000,000 authorized shares, par value $0.01; 6,789,931 issued and outstanding (including 563,493 held in treasury)	67,899
Additional paid-in capital	8,948,339
Accumulated deficit	(544,282)
8,471,956
Less: Cost of shares held in treasury	(853,159)
Total shareholders' equity	7,618,797
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,189,366

The accompanying footnotes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2004	2003

Net sales	$20,073,236	$18,899,231
Cost of goods sold	13,293,080	12,777,627
Gross profit	6,780,156	6,121,604

Operating expenses:
Selling	2,968,193	2,673,852
General and administrative	2,150,083	2,310,500
Total operating expenses	5,118,276	4,984,352

Income from operations	1,661,880	1,137,252

Other income (expense):
Interest expense	--	(7,448)
Interest income	18,359	10,208
Other income - net	16,913	111,202
Total other income	35,272	113,962

Income before benefit from income taxes	1,697,152	1,251,214
Benefit from income taxes	241,979	194,200
Net income	$ 1,939,131	$ 1,445,414

Net income per common and common equivalent share:
Basic	$ 0.32	$ 0.25
Diluted	$ 0.30	$ 0.24

Weighted average number of common and common equivalent shares outstanding:
Basic	6,136,809	5,815,424
Diluted	6,442,188	5,954,354

The accompanying footnotes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 30, 2003 and 2004

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount
Balance at September 30, 2002	$3,703,931	6,286,531	$62,865	$8,251,780	($3,928,827)	460,890	($681,887)
Shares repurchased in open market transactions	(91,549)	--	--	--	--	66,200	(91,549)
Shares issued upon exercise of stock options	237,820	216,200	2,162	235,658	--	--	--
Net income	1,445,414	--	--	--	1,445,414	--	--
Balance at September 30, 2003	5,295,616	6,502,731	65,027	8,487,438	(2,483,413)	527,090	(773,436)
Shares repurchased in open market transactions	(79,723)	--	--	--	--	36,403	(79,723)
Shares issued upon exercise of stock options	463,773	287,200	2,872	460,901	--	--	--
Net income	1,939,131	--	--	--	1,939,131	--	--
Balance at September 30, 2004	$7,618,797	6,789,931	$67,899	$8,948,339	($ 544,282)	563,493	($853,159)

The accompanying footnotes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

0r style='height:14.1pt'>
	Years Ended September 30,
	2004	2003

OPERATING ACTIVITIES:
Net income	$ 1,939,131	$ 1,445,414
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property, plant and equipment	--	7,056
Depreciation and amortization	118,383	133,283
Deferred tax benefit	(391,612)	(210,000)
Provision for obsolete inventory	139,634	127,161
Changes in operating assets and liabilities:	(149,474)	(779,169)
Accounts receivable
Inventories	(243,093)	(116,410)
Prepaid expenses and other current assets	7,400	21,648
Other assets	(4,360)	730
Accounts payable	672,583	(165,422)
Accrued expenses and other current liabilities	13,576	451,466
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,102,168	915,757

INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	--	3,591
Purchases of property, plant and equipment	(124,103)	(61,065)
NET CASH USED BY INVESTING ACTIVITIES	(124,103)	(57,474)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	463,773	237,820
Principal payments on capital lease obligations	--	(86,565)
Purchase of treasury shares	(79,723)	(91,549)
NET CASH PROVIDED BY FINANCING ACTIVITIES	384,050	59,706
NET INCREASE IN CASH AND CASH EQUIVALENTS
	2,362,115	917,989

CASH AND CASH EQUIVALENTS - beginning of year	2,125,300	1,207,311

CASH AND CASH EQUIVALENTS - end of year	$ 4,487,415	$ 2,125,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ 7,448
Income taxes	$ 92,273	$ --

The accompanying footnotes are an integral part of the consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design and marketing of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl and other synthetic fabrics.  The cases and other products are used primarily for the transport of portable electronic devices such as cellular phones and medical devices. The Company markets products as a direct seller to original-equipment-manufacturers in the United States, Europe, and Asia and as a seller under license for certain trademarks to retailers and wholesalers in Europe, the Middle East and Africa.  For the years ended September 30, 2004 and 2003, approximately 60% and 40%, respectively, of its net sales were to customers located outside of the United States.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly owned subsidiaries (together the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

In accordance with the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, the Company recognizes revenue from product sales to customers when products that do not require further services by the Company are shipped, when there are no uncertainties surrounding customer acceptance and collectibility is reasonably assured.

Supplier Rebates

Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company has entered into agreements with several of its suppliers that grant the Company a rebate based on its level of purchases made during each quarter. In lieu of a cash payment from these suppliers, the Company generally receives a credit memo. The Company reduces accounts payable to the supplier and cost of goods sold each quarter as the Company earns the rebates.  For the years ended September 30, 2004 and 2003, the cumulative amounts of such quarterly rebates were approximately $279,000 and $293,000, respectively, and are reflected, net of amounts allocated to unsold inventories, in the accompanying consolidated statements of income as a reduction of cost of goods sold.

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

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with various customers. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers are generally net thirty (30) days. The Company has not historically experienced significant losses in extending credit to customers.  At September 30, 2004, the allowance for doubtful accounts was approximately $27,000.

Two customers, including their affiliates or subsidiaries, accounted for approximately 58% of the Company's accounts receivable at September 30, 2004. These customers are well-established companies with good credit worthiness. Neither of these customers are in default and payments are generally received from them on a timely basis.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Provision has been made to reduce excess or obsolete inventories to net realizable value.

Supplier Concentration

The Company is dependent on five main suppliers for the purchase of inventories.  The Company purchased approximately 81% and 82% of its inventories from five these suppliers in Fiscal 2004 and Fiscal 2003, respectively. One supplier accounted for approximately 30% and 40% of the Company's inventory purchases in Fiscal 2004 and Fiscal 2003, respectively. Management believes that other suppliers could provide similar products on comparable terms; however, a switch to a different supplier could delay shipment of product resulting in a loss of sales that could affect operating results.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful lives for significant property, plant and equipment categories are as follows:

Automobiles.................................	5 years
Furniture, fixtures and equipment...	3 to 10 years

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment (continued)

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements and was approximately $14,000 and $18,000 for the years ended September 30, 2004 and 2003, respectively.

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying value. It also establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. If the carrying value of the assets will not be recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. At September 30, 2004, no indications of impairment were present.

Advertising Costs

Advertising costs, consisting primarily of sample expense and product brochures, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of income and amounted to approximately $39,000 and $50,000 for the years ended September 30, 2004 and 2003, respectively.

Stock Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options granted to employees. Accordingly, no expense for employee stock based compensation was recognized in the years ended September 30, 2004 and 2003.  For awards to non-employees, the Company recognizes expense in accordance with SFAS 123 and related interpretations and amendments.  No such expense was required during the years ended September 30, 2004 and 2003.

If the Company had elected to recognize expense in the fiscal years ended September 30, 2004 and 2003 for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been changed to the pro forma amounts indicated below:

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation (continued)

Years Ended September 30,
	2004	2003
Net income, as reported..................................	$ 1,939,131	$ 1,445,414
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects	172,059	194,396
Pro forma net income.....................................	$ 1,767,072	$ 1,251,018

Net income per share:
Basic - as reported......................................	$ 0.32	$ 0.25
Basic - pro forma........................................	$ 0.29	$ 0.22

Diluted - as reported...................................	$ 0.30	$ 0.24
Diluted - pro forma.....................................	$ 0.27	$ 0.21
Fair value of options granted during the period	$ 1.73	$ 0.74

For Fiscal 2004, the fair value of the stock options used to compute pro forma net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 95.5% to 104.4%, dividend yields of 0%, risk-free interest rate of 4.0% and an expected holding period of three to five years.

For Fiscal 2003, the fair value of the stock options used to compute pro forma net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 99.5%; dividend yields of 0%, risk-free interest rates of 4.0% to 6.0% and an expected holding period of three to five years.

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

Translation of Foreign Currencies

The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Assets and liabilities of the subsidiaries are remeasured into U.S. dollars at year-end exchange rates, and revenues and expenses are remeasured at average rates prevailing during the year. Translation adjustments and foreign currency transaction gains or losses are included in "other income-net" in the accompanying consolidated statements of income.  The net gain from foreign currency transactions was approximately $13,000 and $86,000 for the years ended September 30, 2004 and 2003, respectively.

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

Comprehensive Income

Components of comprehensive income or loss for the Company include items such as net income and foreign currency translation adjustments. The Company did not have any material amounts of other comprehensive income or loss in Fiscal 2004 and Fiscal 2003, besides its net income.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to, termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. This statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. This statement was adopted effective January 1, 2004, and it did not have an impact on the Company's current financial position or its results of operations.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measures certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004. This statement was adopted effective January 1, 2004, and it did not have an impact on the Company's current financial position or its results of operations.

Reclassifications

Certain reclassifications of the prior year's financial statements have been made to conform to the current year's presentation.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2004 consists of the following:

Category	Cost	Accumulated Depreciation and Amortization	Net

Furniture, fixtures and equipment	$747,832	$521,795	$226,037
Leasehold improvements	167,796	129,790	38,006
	$915,628	$651,585	$264,043

Depreciation and amortization expense amounted to $118,383 and $133,283 for the years ended September 30, 2004 and 2003, respectively.

NOTE 3 - DEBT

In March 2004, the Company renewed its bank credit facility that provides for an uncommitted line of credit in the maximum amount of $1,500,000, including a $1,000,000 sub-limit for direct borrowings and bankers acceptances and a $500,000 sub-limit for letters of credit. The line is renewable annually at the discretion of the bank and expires March 31, 2005. The Company is required to eliminate borrowings for thirty consecutive days during the term of the facility and is required to maintain operating performance that is acceptable to the bank.  Amounts drawn under the credit facility bear interest at the bank's prime rate in effect from time-to-time (5.25% as of September 30, 2004) plus one half of one percent and are secured by substantially all of the assets of a subsidiary of the Company. There are no fees with respect to undrawn balances. At September 30, 2004, there were no outstanding borrowings or letter of credit obligations under this facility.

In February 2003, Forward Innovations GmbH, a wholly-owned subsidiary of the Company, established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations has agreed to certain covenants, and an intercompany balance owed by Forward Innovations to the Company secures Forward Innovations' obligations under the facility.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (6.175% as of September 30, 2004). At September 30, 2004, Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of  €168,000 (approximately $209,000 as of September 30, 2004) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands (Refer to Note 6).  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2004 consist of the following:

Accrued wages, bonuses and related expenses...........................	$533,441
Accrued royalty.......................................................................	102,000
Accrued expenses to suppliers..................................................	60,885
Accrued income taxes..............................................................	60,700
$757,026

NOTE 5 - INCOME TAXES

The Company files a consolidated federal income tax return in the United States that includes the results of its domestic and Hong Kong operations and also files income tax returns in certain states and other jurisdictions within the United States.  Forward Innovations GmbH filed an income tax return to include the results of its operations in Switzerland.

The United States and foreign components of income from continuing operations before income taxes are as follows:

	2004	2003
United States	$1,416,810	$ 1,029,805
Foreign	280,342	221,409
	$ 1,697,152	$ 1,251,214

F-14

NOTE 5 - INCOME TAXES (continued)

The components of the provision for (benefit from) income taxes for the years ended September 30, 2004 and 2003 consist of the following:

	2004	2003
Current
Federal	$ ---	$ ---
Foreign	20,360	15,800
State	129,273	---
Total current	149,633	15,800
Deferred	(391,612)	(210,000)
	$ (241,979)	$ (194,200)

The components of the deferred tax assets and liabilities at September 30, 2004 are as follows:

Current:
Accounts receivable	$ 103,180
Inventory	61,233
Total current	164,413
Non-current:
Net operating losses	496,801
Property, plant and equipment	64,823
Charitable contributions	27,458
Alternative minimum taxes	28,117
Total non-current	617,199

Net deferred tax asset	$ 781,612

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the Company's profitability in recent years), the Company has not recorded a valuation allowance against its deferred tax assets as of September 30, 2004.  During the fourth quarter of Fiscal 2004, as part of its periodic evaluation of the need for a valuation allowance against its deferred tax assets, the Company determined that the future realization of its deferred tax asset was more likely than not and eliminated the entire valuation allowance. In the event it is determined that the Company would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to record a deferred tax asset valuation allowance would be charged to income in the period such determination would be made. Changes in deferred tax assets are reflected in the tax expense (benefit) line of the consolidated statements of income.

NOTE 5 - INCOME TAXES (continued)

The change in the Company's deferred tax valuation allowance for Fiscal 2004 was a decrease of approximately $866,200, compared to a decrease of approximately $611,400 in Fiscal 2003.

During Fiscal 2004, the Company utilized approximately $1,542,000 and $2,000 of net operating loss carryforwards in the U.S. and Switzerland, respectively.  At September 20, 2004, the Company had available the following net operating loss carryforwards:

Jurisdiction	Amount	Expires
U.S.	$ 1,894,000	2010 - 2023

The net operating loss of $1,894,000 for U.S. tax purposes includes a tax benefit of approximately $433,300 from the exercise of stock options during the years ended September 30, 2004 and September 30, 2003.  The Company will record the benefit of the net operating loss carryforwards related to those stock options through additional paid-in capital when the net operating loss carryforwards are used to reduce the Company's income tax payable, and they will not have an impact on the Company's future profit or loss as reported in its financial statements.

Effective June 2001, undistributed earnings of the Company's foreign subsidiaries are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At September 30, 2004, the Company's foreign subsidiary had approximately $434,000 of accumulated undistributed earnings.

A reconciliation of the statutory federal income tax rate to the Company's effective tax benefit rate for the years ended September 30, is shown below:

	2004	2003
Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.0	3.6
Non-deductible items	0.4	0.6
Foreign tax rate differential	(4.4)	(5.4)
Utilization of net operating losses	(31.9)	(31.5)
Change in valuation allowance	(17.4)	(16.8)
Effective tax benefit rate	(14.3%)	(15.5%)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company rents certain of its facilities under leases expiring at various dates through July 2007. Certain of these leases contain stated escalation clauses while others contain renewal options. In addition, the Company is leasing two warehouse facilities on a month-to-month basis. Total rent expense for the years ended September 30, 2004 and 2003, amounted to $237,000 and $254,000, respectively. Minimum future rental commitments under such leases for future fiscal years are summarized below:

YEARS ENDING SEPTEMBER 30,

Amount
2005.......................................................... $ 192,000
2006.......................................................... 129,000
Total.......................................................... $ 321,000

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

Under his agreement, Mr. Ball is employed as Chairman and Chief Executive Officer at an annual salary of $230,000.  In addition, Mr. Ball is eligible to receive bonus compensation in each year of the term based on financial incentives and non-financial incentives.  The formula that determines the amount of bonus that may be earned under the financial component in each year during the term of the agreement is based on the extent to which, if any, the Company's Pre-Tax Income (as defined in the agreement) exceeds, achieves or fails to achieve the target level for each such year, which will be identified at the beginning of the fiscal year by the Compensation Committee of the Company's Board of Directors.  Based on this formula, Mr. Ball may earn a maximum of approximately $141,000 (if Pre-Tax Income exceeds the target level by 20%) and a minimum of zero, all on a sliding scale.  Mr. Ball may earn a maximum of 10% of his salary pursuant to the non-financial incentive component of the bonus, which is based on performance factors evaluated by the Compensation Committee of the Company's Board of Directors.

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements  (continued)

Under his agreement, Mr. Schiffman is employed as President and Chief Operating Officer at an annual salary of $300,000. In addition, Mr. Schiffman is eligible to receive bonus compensation in each year of the term based on financial incentives and non-financial incentives.  The formula that determines the amount of bonus that may be earned under the financial component in each year during the term of the agreement is based on the extent to which, if any, the Company's Pre-Tax Income (as defined in the agreement) exceeds, achieves or fails to achieve the target level for each such year, which will be identified at the beginning of each fiscal year by the Compensation Committee of the Company's Board of Directors.  Based on this formula, Mr. Schiffman may earn a maximum of approximately $71,000 (if Pre-Tax Income exceeds the target level by 20%) and a minimum of zero, all on a sliding scale.  In the event that either Mr. Schiffman's or Mr. Ball's salary changes during the term of their agreement, or if Mr. Ball is an employee of the Company but no longer serves as the Company's Chief Executive Officer, then Mr. Ball's and Mr. Schiffman's bonus arrangements shall terminate and be subject to such substitute, substantially equivalent arrangements as may be agreed between Mr. Schiffman and the Compensation Committee in an amendment to his agreement.  Mr. Schiffman may earn a maximum of 10% of his salary pursuant to the non-financial incentive component of the bonus, which is based on performance factors evaluated by the Compensation Committee of the Company's Board of Directors.

Under his agreement, Mr. Sabra is employed as Vice President and Chief Financial Officer at an annual salary of $150,000.  In addition, Mr. Sabra is eligible to receive bonus compensation in each year of the term based on financial incentives and non-financial incentives.  The formula that determines the amount of bonus that may be earned under the financial component in each year during the term of the agreement is based on the extent to which, if any, the Company's Pre-Tax Income (as defined in the agreement) exceeds, achieves or fails to achieve the target level for each such year, which will be identified at the beginning of the fiscal year by the Compensation Committee of the Company's Board of Directors.  Based on this formula, Mr. Sabra may earn a maximum of approximately $60,000 (if Pre-Tax Income exceeds the target level by 20%) and a minimum of zero, all on a sliding scale.  Mr. Sabra may earn a maximum of 10% of his salary, pursuant to the non-financial incentive component of the bonus, which is based on performance factors evaluated by the Compensation Committee of the Company's Board of Directors.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements  (continued)

Amounts incurred under employment and severance agreements amounted to $978,500 and $1,157,000 for the years ended September 30, 2004 and 2003, respectively, including accrued bonus obligations.  For Fiscal 2004, under the terms of their employment agreements, Messrs. Ball, Schiffman, and Sabra earned bonuses of $140,200, $89,000 and $64,900, respectively, which are accrued at September 30, 2004.  For Fiscal 2003, Messrs. Ball, Schiffman, and Sabra earned bonuses of $115,000, $115,000 and $58,000, respectively, under the terms of their prior employment agreements.

Employee Benefits

Under the Hong Kong Employment Ordinance, the Company may be obligated to make lump sum payments on cessation of employment under certain circumstances to employees who have completed a minimum period of continuous service with the Company. The amount payable is dependent on the employee's final salary and number of years of service, and is reduced by entitlements accrued under the Company's Mandatory Provident Fund Scheme that are attributable to contributions made by the Company. As of September 30, 2004, management believes that it is not probable that the conditions that would require an amount to be paid will be met and accordingly, has not recorded a provision for any remaining obligation.

Royalty Commitments

The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region") under a new agreement effective October 1, 2004.  Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license requires the Company to make payments of minimum royalties to Motorola over the following three contract periods:

   Contract Period 1:  October 1, 2004 to December 31, 2005
   Contract Period 2:  January 1, 2006 to December 31, 2006
   Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum royalty payment to Motorola for Contract Period 1 is $375,000, or $300,000 annualized.  Prior to the end of Contract Periods 1 and 2, we and Motorola have agreed to establish new minimum royalty amounts for Contract Period 2 and Contract Period 3, respectively.  If we are unable to agree at such time with Motorola on the minimum guaranteed royalty payment for Contract Period 2 or Contract Period 3, then we have agreed the minimum guaranteed royalty payment for the period will be seventy-five per cent (75%) of the actual annualized royalty payable for the prior contract period, provided, however, that in no event shall the minimum guaranteed royalty be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of the prior period's annualized minimum guaranteed royalty ($225,000 and $168,750 for Contract Period 2 and 3, respectively).

If the Company elects to terminate the license before December 31, 2007, it is required to pay a penalty of an amount equal to up to one year's minimum guaranteed royalty under certain conditions as specified in the agreement. The minimum royalty commitments are recognized as expense over the applicable contract period.  Under its prior license agreement with Motorola, which expired September 30, 2004, the Company recorded royalty expense of $408,000 and $332,000 in Fiscal 2004 and Fiscal 2003, respectively, which is included in selling expenses in the accompanying consolidated statements of income.

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

Bank Guarantee

In July 2002, the Company's Swiss subsidiary and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf, and in February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €168,000 (approximately $209,000 as of September 30, 2004) paid by such bank to the logistics provider pursuant to a letter of credit issued by the bank in favor of the logistics provider.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, and (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider. On December 31, 2004 and on each anniversary thereafter until December 31, 2009, the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of September 30, 2004, the Company has not recorded a liability in connection with this guarantee.

Legal Proceedings

In October 2001, the Company initiated an action against Royal Industries Inc. ("Royal"), in the Supreme Court of the State of New York, Kings County, asserting causes of action for conversion and unjust enrichment. The Company alleges that, without consent or authority, and with full knowledge of the Company's rights under a security agreement, Royal wrongfully took possession of certain assets in which the Company had a properly perfected security interest. The Company seeks compensatory damages of $1,000,000. Royal has filed a counterclaim against the Company alleging abuse of process and harassment and is seeking an award of punitive damages in the amount of $1,000,000.  Although the parties have made discovery demands, neither has complied, having each interposed objections to the nature and scope of the discovery sought, and the action has remained essentially dormant since service of the answer on November 5, 2001.  No depositions have been held, no judicial intervention in the discovery dispute has been sought, and no trial has been scheduled or is likely to be scheduled in the foreseeable future. To date, efforts to resolve the matter by negotiation have not borne fruit, yet Royal declines to prosecute its counterclaims.  After consultation with the Company's legal counsel, management believes the case is without merit and it does not appear reasonably possible that Royal's counterclaims will result in material losses and therefore, at September 30, 2004, no provision for losses related to this action has been recorded in the accompanying consolidated financial statements.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and debt as of September 30, 2004 approximate fair value due to the short maturity of these items.

NOTE 8 - SHAREHOLDERS' EQUITY

Anti-takeover Provisions

The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board of Directors has the authority, without shareholder approval, to issue preferred stock in one or more series and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights.

Stock Repurchase

On September 27, 2002, the Board of Directors of the Company authorized the repurchase of up to 400,000 shares of the Company's outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, the Company's Board of Directors increased the amount of shares authorized for repurchase to 486,200. As of September 30, 2004, the Company has repurchased an aggregate of 102,603 shares at a cost of approximately $171,000, including 36,403 shares during Fiscal 2004 at a cost of approximately $80,000.

Warrants

During Fiscal 1999, the Company issued warrants to purchase 380,000 shares of the Company's common stock to three consultants as partial consideration for services in such areas as investment banking and shareholder matters. These warrants were not issued pursuant to an equity compensation plan. As of September 30, 2004, all such warrants expired unexercised except warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $1.75, and such warrants are outstanding and expire 90 days after a registration statement, which includes all the shares underlying the warrants, is declared effective by the Securities and Exchange Commission. As of September 30, 2004, no such registration statement has been filed with the Securities and Exchange Commission.

Options

In December 1996, the Company's Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to 4,000,000 shares of common stock may be issued to officers, employees and non-employee directors of the Company upon the exercise of incentive stock options and nonqualified stock options. The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Company's Compensation Committee establishes the exercise price of the nonqualified options. Options expire ten years after the date of grant and generally vest in equal proportions over three years. During the years ended September 30, 2004 and 2003, the Company issued an aggregate of 30,000 and 40,000 options to the Company's outside directors, respectively. A summary of the plan activity for the years ended September 30, 204 and 2003 is as follows:

NOTE 8 - SHAREHOLDERS' EQUITY (continued)

Options (continued)

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding - beginning of year	2,102,550	$2.09	2,324,625	$2.02
Granted	30,000	$2.21	40,000	$2.05
Exercised	(287,200)	$1.61	(216,200)	$1.10
Cancelled expired	(31,600)	$1.88	(45,875)	$3.02
Outstanding - end of year	1,813,750	$2.17	2,102,550	$2.09

Options exercisable at year-end	1,088,750	$1.97	1,377,550	$1.89

The following table summarizes information about stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at September 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at September 30, 2004	Weighted Average Exercise Price
$1.10 to $1.50	150,000	1.25 years	$1.50	150,000	$1.50
$1.75 to $2.50	1,397,500	2.92 years	$2.06	872,500	$1.99
$2.75 to $3.25	266,250	2.08 years	$3.14	66,250	$2.81
	1,813,750	2.66 years	$2.17	1,088,750	$1.97

There were 1,607,850 shares available for future grants under the plan as of September 30, 2004.

NOTE 9 - 401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.40 on each dollar of employee contribution.  The Company's matching contributions were approximately $68,000 and $31,000 for the years ended September 30, 2004 and 2003, respectively, and are reflected in the accompanying consolidated statements of income.  The Company's contributions vest equally over a three-year period.

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). During the years ended September 30, 2004, and 2003, the average quoted closing market prices of the Company's common stock were $2.28 and $1.69, respectively.  Calculation of basic and diluted earnings per share is as follows:

NOTE 10 - EARNINGS PER SHARE (continued)

	Year ended September 30,
	2004	2003
Numerator:
Net income....................................	$1,939,131	$1,445,414
Denominator:
Denominator for basic earnings per share - weighted average shares................	6,136,809	5,815,424
Dilutive stock options and warrants - treasury stock method....................	305,380	138,930
Denominator for diluted earnings per share - weighted average shares..............	6,442,188	5,954,354
Net income per common share
Basic...........................................	$ 0.32	$ 0.25
Diluted.........................................	$ 0.30	$ 0.24
Shares excluded due to antidilution	616,250	551,250

NOTE 11 - BUSINESS SEGMENT INFORMATION

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

Revenues from external customers:

Years Ended September 30,
	(thousands of dollars)
	2004	2003
United States	$ 7,972	$ 11,271
Europe	9,119	7,189
Other (Primarily Asia)	2,982	439
Total net sales	$20,073	$ 18,899

Long-lived assets:

Identifiable long-lived assets, consisting entirely of property, plant and equipment, by geographic region are as follows:

September 30, 2004
United States	$ 169,832
Europe	22,647
Other (Primarily Asia)	71,564
Total identifiable long lived-assets	$ 264,043

NOTE 11 - BUSINESS SEGMENT INFORMATION (continued)

Major Customers:

The following customers or their affiliates accounted for more than ten percent of both the Company's total net sales, and the net sales of its geographic regions:

	Year Ended September 30, 2004
	U.S.	Europe	Asia	Total Company
Motorola	28%	19%	39%	25%
Lifescan	2%	14%	51%	15%
Abbott	22%	11%	0%	13%

	Year Ended September 30, 2003
	U.S.	Europe	Total Company
Motorola	29%	26%	28%
Lifescan	21%	11%	17%

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

Dated: December 7, 2004                                  FORWARD INDUSTRIES, INC.

By:  /s/ Jerome E. Ball
       Jerome E. Ball
       Chief Executive Officer and
       Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 7, 2004	/s/Jerome E. Ball
Jerome E. Ball
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)
December 7, 2004	/s/Douglas W. Sabra
Douglas W. Sabra
Chief Financial Officer and Vice President
(Principal Financial Officer and
Principal Accounting Officer)
December 7, 2004	/s/Michael Schiffman
Michael Schiffman
President and Director
December 7, 2004	/s/Bruce Galloway
Bruce Galloway
Director
December 7, 2004	/s/Edwin Levy
Edwin Levy
Director
December 7, 2004	/s/Norman Ricken
Norman Ricken
Director

Exhibit Index

Page

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

10.       MATERIAL CONTRACTS

10.1

License Agreement, effective as of October 1, 2004, between Motorola, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 18, 2004.

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

21.	SUBSIDIARIES OF THE SMALL BUSINESS ISSUER
21.1 List of Subsidiaries of Forward Industries, Inc.
23.	CONSENT OF EXPERTS
23.1 Consent of Ernst & Young LLP
31.	CERTIFICATIONS PURSUANT TO RULE 13a-14(a) (Section 302 of Sarbanes-Oxley)
31.1 Certification of Jerome E. Ball
31.2 Certification of Douglas W. Sabra
32.	CERTIFICATIONS PURSUANT TO 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certifications of Jerome E. Ball and Douglas W. Sabra