Form 10QSB
period 2004-12-31
FORWARD INDUSTRIES INC
filed 2005-01-20
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2004.
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____

Commission file number 0-6669

FORWARD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New York	13-1950672
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1801 Green Rd., Suite E, Pompano Beach, FL	33064
(Address of principal executive offices)	(Zip Code)

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

As of January 20, 2005, 6,289,338 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [   ]  No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
THREE MONTHS ENDED DECEMBER 31, 2004
CONTENTS

Note Regarding Use of Certain Terms

                In this Quarterly Report on Form 10-QSB, unless the context otherwise requires, the terms "we", "our", and the "Company"  refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; "Forward" or "Forward Industries" refers to Forward Industries, Inc., "common stock" refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries' wholly owned subsidiary Koszegi Industries Inc., an Indiana corporation; "Koszegi Asia" refers to Forward Industries' wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; "Forward Innovations" refers to Forward Industries' wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation;  "GAAP" refers to accounting principles generally accepted in the United States; "Commission" refers to the United States Securities and Exchange Commission; and "Exchange Act" refers to the United States Securities Exchange Act of 1934.

2

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2004
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents.............................................................	$ 2,981,360	$ 4,487,415
Accounts receivable - net...............................................................	7,051,067	3,609,559
Inventories........................................................................................	1,421,394	811,694
Prepaid expenses and other current assets..................................	201,118	190,076
Deferred tax asset.............................................................................	164,413	164,413
Total current assets......................................................................	11,819,352	9,263,157

Property, plant, and equipment - net................................................	292,670	264,043
Deferred tax asset................................................................................	234,199	617,199
Other assets.........................................................................................	44,967	44,967
TOTAL ASSETS...........................................................................	$12,391,188	$10,189,366

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable............................................................................	$ 2,745,837	$ 1,813,543
Accrued expenses and other current liabilities............................	567,169	757,026
Total current liabilities..................................................................	3,313,006	2,570,569

Commitments and contingencies......................................................

Shareholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued..........	--	--
Common stock, 40,000,000 authorized shares, par value $.01; 6,852,831 and 6,789,931 shares issued at December 31, 2004 and September 30, 2004, respectively (including 563,493 held in treasury, respectively)	68,528	67,899
Paid-in capital..........	9,042,059	8,948,339
Retained earnings (accumulated deficit)......................................	820,754	(544,282)
	9,931,341	8,471,956
Less: Cost of shares in treasury....................................................	(853,159)	(853,159)
Total shareholders' equity...........................................................	9,078,182	7,618,797

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........	$12,391,188	$10,189,366

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2004	2003
Net sales..................................................................	$8,915,890	$ 4,492,973
Cost of goods sold................................................	5,685,795	3,023,293
Gross profit.............................................................	3,230,095	1,469,680

Operating expenses:
Selling.............................................................	765,516	728,222
General and administrative..........................	708,772	572,133
Total operating expenses........................	1,474,288	1,300,355

Income from operations........................................	1,755,807	169,325

Other income:
Interest income..............................................	13,307	2,226
Other income - net.........................................	71,322	41,597
Total other income...................................	84,629	43,823

Income before provision for income taxes.........	1,840,436	213,148
Provision for income taxes....................................	475,400	21,611

Net income..............................................................	$1,365,036	$ 191,537

Net income per common and common equivalent share
Basic...........................................................	$0.22	$0.03
Diluted........................................................	$0.21	$0.03

Weighted average number of common and common equivalent shares outstanding
Basic...........................................................	6,247,405	6,025,046
Diluted........................................................	6,660,289	6,327,112

The accompanying notes are an integral part of the consolidated financial statements.

4

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2004	2003
OPERATING ACTIVITIES:
Net income.........................................................................................	$1,365,036	$ 191,537
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization..............................................	31,222	29,806
Deferred income taxes............................................................	383,000	--
Provision for obsolete inventory..........................................	7,382	35,850
Changes in operating assets and liabilities:.......................
Accounts receivable....................................................	(3,441,508)	(11,207)
Inventories....................................................................	(617,082)	(255,126)
Prepaid expenses and other current assets..............	(11,042)	20,823
Accounts payable........................................................	932,294	478,627
Accrued expenses and other current liabilities........	(189,857)	(491,342)
NET CASH USED BY OPERATING ACTIVITIES	(1,540,555)	(1,032)

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment.............................	(59,849)	(12,793)
NET CASH USED BY INVESTING ACTIVITIES	(59,849)	(12,793)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options.....................................	94,349	100,530
NET CASH PROVIDED BY FINANCING ACTIVITIES	94,349	100,530

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,506,055)	86,705

CASH AND CASH EQUIVALENTS - beginning of period.........	4,487,415	2,125,300

CASH AND CASH EQUIVALENTS - end of period....................	$2,981,360	$ 2,212,005

The accompanying notes are an integral part of the consolidated financial statements.

5

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2004 and 2003
(Unaudited)

 1.            BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

The consolidated balance sheet at September 30, 2004 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accounting policies used in the preparation of the financial statements included in this Form 10-QSB are the same as those set forth in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2004 and should be read in conjunction with the disclosures presented therein.

For the three-month periods ended December 31, 2004 and 2003 the Company did not have any components of comprehensive income other than net income. The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar.

 Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs - an Amendment to ARB No. 43, Chapter 4 in November 2004.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this pronouncement to have a material impact on the financial statements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 in December 2004.   The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this pronouncement to have a material impact on the financial statements.

The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, Share-Based Payments, in December 2004.  Under the revised standard, The Company will be required to recognize compensation cost, related to its stock options, beginning January 1, 2006.  The cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued.  The Company expects the effect of this pronouncement to approximate the pro forma amounts disclosed below.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2004 and 2003
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

If the Company had elected to recognize expense in the three month periods ended December 31, 2004 and 2003, for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, unaudited net income and income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended
	December 31,
	2004	2003
Net income, as reported.............................	$1,365,036	$ 191,537
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects......................................................	29,070	25,623
Pro forma net income..................................	$1,335,966	$ 165,914

Earnings per share:
Basic - as reported.................................	$ 0.22	$ 0.03
Basic - pro forma....................................	$ 0.21	$ 0.03

Diluted - as reported..............................	$ 0.21	$ 0.03
Diluted - pro forma.................................	$ 0.20	$ 0.03

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

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2004 and 2003
(Unaudited)

2.             CREDIT FACILITIES

In March 2004, the Company renewed its bank credit facility that provides for an uncommitted line of credit in the maximum amount of $1.5 million, including a $1.0 million sub-limit for direct borrowings and bankers acceptances and a $500,000 sub-limit for letters of credit. The line is renewable annually at the discretion of the bank and expires March 31, 2005. The Company is required to eliminate borrowings for thirty consecutive days during the term of the facility and is required to maintain operating performance that is acceptable to the bank.  Amounts drawn under the credit facility bear interest at the bank's prime rate in effect from time-to-time (5.25% as of December 31, 2004) plus one half of one percent and are secured by substantially all of a subsidiary's assets. There are no fees with respect to undrawn balances. At December 31, 2004, there were no outstanding borrowings or letter of credit obligations under this facility.

In February 2003, Forward Innovations GmbH, a wholly-owned subsidiary of the Company, established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations has agreed to certain covenants, and an intercompany balance owed by Forward Innovations to Forward Industries secures Forward Innovations' obligations under the facility.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of December 31, 2004).  At December 31, 2004, Forward Innovations is contingently liable to the bank under a letter of credit, issued on its behalf in the amount of €168,000 (approximately $228,500 as of December 31, 2004), in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands (Refer to Note 6).  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

3.             BUSINESS SEGMENT INFORMATION

The Company operates in a single business segment: providing carrying solutions for portable electronic devices. The Company designs and markets its products primarily to original equipment manufacturers of portable, personal electronic devices such as wireless telecommunications devices and medical equipment.  Geographic locations are determined based primarily on the location of the customer.   Information as to revenue source by geographic location is as follows:

Revenues from external customers (all amounts in thousands of dollars):

	Three Months Ended December 31,
	2004	2003
United States	$ 2,444	$ 2,049
Europe	3,501	2,154
Asia	2,971	290
Total net sales	$ 8,916	$ 4,493

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2004 and 2003
(Unaudited)

4.             EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. For this purpose, the average quoted market prices for the Company's common stock for the three-month periods ended December 31, 2004 and 2003 were $2.88 and $2.36, respectively. Calculation of basic and diluted earnings per share is as follows:

	Three Months Ended December 31,
	2004	2003
Numerator:
Net income...................................................	$1,365,036	$ 191,537

Denominator:
Denominator for basic earnings per share - weighted average shares.........................	6,247,405	6,025,046
Dilutive stock options and warrants - treasury stock method...............................	412,884	302,066
Denominator for diluted earnings per share - weighted average shares.............	6,660,289	6,327,112

Net income per common share
Basic......................................................	$0.22	$0.03
Diluted...................................................	$0.21	$0.03
Shares excluded due to antidilution	216,250	616,250

5.             INCOME TAXES

The Company's income tax provision consists of the following United States and foreign components:

	Three Months Ended December 31,
U.S. Federal and State	2004	2003
Current.........................	$29,400	$21,611
Deferred.......................	383,000	--

Foreign:
Current.........................	63,000	--
Deferred.......................	--	--
Income tax provision	$475,400	$ 21,611

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2004 and 2003
(Unaudited)

5.             INCOME TAXES (CONTINUED)

During the first quarter of Fiscal 2004, the Company did not record a provision for U.S. Federal income taxes (other than alternative minimum tax) as it had established a valuation allowance against its deferred tax assets (consisting primarily of cumulative net operating loss carryforwards).  Subsequently, during the fourth quarter of Fiscal 2004, the Company completely eliminated the valuation allowance against it deferred tax assets.  Accordingly, for the first Quarter of Fiscal 2005, the Company recorded a current provision for U.S. income taxes of $29,400 and deferred taxes of $383,000 as it had eliminated the valuation allowance. The effective tax rate does not approximate the statutory federal income tax rate primarily due to state taxes and a foreign tax rate differential.

In June 2001, the Company established a wholly owned foreign subsidiary in Switzerland to engage in marketing and distribution activities throughout Europe, the Middle East and Africa. At December 31, 2004, the subsidiary had cumulative undistributed earnings of approximately $1,075,000.  The Company considers its investment in the subsidiary to be permanent.   Accordingly, no provision has been made for U.S. federal income taxes on such undistributed foreign earnings.

6.             COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for products to be sold throughout Europe, the Middle East and Africa (the "EMEA Region") under a new agreement effective October 1, 2004.  Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region. The license requires the Company to make payments of minimum royalties to Motorola over the following three contract periods:

•          Contract Period 1:  October 1, 2004 to December 31, 2005

•          Contract Period 2:  January 1, 2006 to December 31, 2006

•          Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum royalty payment to Motorola for Contract Period 1 is $375,000, or $300,000 annualized.  Prior to the end of Contract Periods 1 and 2, the Company and Motorola have agreed to establish new minimum royalty amounts for Contract Period 2 and Contract Period 3, respectively.  If the Company is unable to reach agreement at such time with Motorola on the minimum royalty payment for Contract Period 2 or Contract Period 3, then the parties have agreed that the minimum royalty payment for the relevant period will be seventy-five per cent (75%) of the actual annualized royalty payable for the prior contract period, provided, however, that in no event shall the minimum royalty be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of the prior period's annualized minimum royalty ($225,000 in the case of Contract Period 2).

If the Company elects to terminate the license before December 31, 2007, it is required to pay a penalty of an amount equal to up to one year's minimum guaranteed royalty under certain conditions as specified in the agreement. The minimum royalty commitments are recognized as expense over the applicable contract period.  Under its license agreement with Motorola, the Company recorded royalty expense of $75,000 and $102,000 during the three-month periods ended December 31, 2004 and 2003, respectively, which is included in selling expenses in the accompanying consolidated statements of income.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2004 and 2003
(Unaudited)

6.             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings

In October 2001, the Company initiated an action against Royal Industries Inc. ("Royal"), in the Supreme Court of the State of New York, Kings County, asserting causes of action for conversion and unjust enrichment. The Company alleges that, without consent or authority, and with full knowledge of the Company's rights under a security agreement, Royal wrongfully took possession of certain assets in which the Company had a properly perfected security interest. The Company seeks compensatory damages of $1,000,000. Royal filed a counterclaim against the Company alleging abuse of process and harassment and seeking an award of punitive damages in the amount of $1,000,000.  Although the parties have made discovery demands, neither has complied, having each interposed objections to the nature and scope of the discovery sought, and the action has remained essentially dormant since service of the answer on November 5, 2001.  No depositions have been held, no judicial intervention in the discovery dispute has been sought, and no trial has been scheduled or is likely to be scheduled in the foreseeable future. To date, efforts to resolve the matter by negotiation have not borne fruit, yet Royal declines to prosecute its counterclaims.  After consultation with the Company's legal counsel, management believes the case is without merit and it does not appear reasonably possible that Royal's counterclaims will result in material losses and therefore, at December 31, 2004, no provision for losses related to this action has been recorded in the accompanying consolidated financial statements.

Bank Guarantee

In July 2002, Forward Innovations, the Company's Swiss subsidiary, and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf, and in February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €168,000 (approximately $228,500 as of December 31, 2004) paid by such bank to the logistics provider pursuant to a letter of credit issued by the bank in favor of the logistics provider.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, and (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider. On December 31, 2004 and on each anniversary thereafter until December 31, 2009, the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of December 31, 2004, the Company has not recorded a liability in connection with this guarantee.

7.             EQUITY

Stock Option Exercises

During the three-month period ended December 31, 2004, 62,900 shares of common stock were issued due to the exercise of stock options at an average price of $1.50.

Treasury Share Purchases

The Company did not purchase any shares of its common stock during the three-month period ended December 31 , 2004. 11

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains forward-looking statements that are not based on historical fact and that involve assessments of certain risks and uncertainties.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe" or the negatives or other variations of these terms or comparable terminology.  Forward looking statements also include projections, forecasts or estimates of future performance.  Forward looking statements, including projections, forecasts and estimates, are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be realized will be determined by future factors and events, which are difficult to predict and may be beyond our control.  Actual factors and events may differ materially from those assumed.  These risk factors, uncertainties, contingencies and developments, including those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and those identified in "Risk Factors" in our annual report on Form 10-KSB for the fiscal year ended September 30, 2004, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among other, the following: general economic and business conditions, nationally and internationally in the countries in which we do business; demographic changes; changes in technology, including developments in cellular handsets or the control of diabetes; increased competition; changes affecting one or more of our principal OEM customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this report and its other reports filed with the Commission, including without limitation, those described under the caption Risk Factors contained in our Annual Report on Form 10-KSB for the year ended September 30, 2004.  Accordingly, there can be no assurance that any such forward looking statement, projections, forecasts or estimates can be realized or that actual returns or results will not be materially lower than those that may be estimated.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Report and in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.  Such discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2004 (the "2004 Quarter"), with the three months ended December 31, 2003 (the "2003 Quarter"), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Report. There have been no material changes in critical accounting estimates since September 30, 2004.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates.

Variability of Revenues and Results of Operations

We depend for the predominant proportion of our sales on orders from our six largest customers, each of which is a large, multinational corporation.  Because of the high concentration of our sales to these large customers, revenue levels and geographic sales trends are difficult to predict and significant shifts in operating results may occur in a relatively short period of time.  Demand for their products and, consequently, their order flow to us, are dependent on general economic conditions as well as conditions and developments specific to their businesses and may be difficult to predict.  As a result, any one or more of these customers may increase or decrease the level of (or eliminate) orders to us on relatively short notice in amounts that could significantly impact our revenues but that may not necessarily be viewed by such customers as significant to their businesses.  The level of demand for our licensed products is susceptible to similar uncertainties.  Accordingly, our levels of net sales revenues, and consequently our results of operations, are variable and subject to significant changes in a relatively short period of time.  For example, sales of carrying cases and related accessory products for cellular telephones increased 170% in the 2004 Quarter compared to the 2003 Quarter, while sales of carrying cases for blood glucose monitoring kits for all of our major customers except one declined over the same period.  These fluctuations are typical of the volatility we experience in our revenues and product mix.

Trends in Results of Operations

•      As discussed above at Note 5 to the consolidated financial statements included herein, and in greater detail under "Deferred Income Taxes" in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, at that date, we reduced the valuation allowance against our deferred income tax assets to zero.  Accordingly, commencing with the three months ended December 31, 2004, and for future periods, assuming that we continue to generate U.S. taxable income, our results of operations will not reflect any tax benefit attributable to the reduction of the allowance against deferred tax assets, and, instead, our consolidated statement of income will show United States Federal (as well as applicable state)  income tax expense at our effective tax rate applied to the amount of income before income taxes.

•      Net sales increased $4,423,000 or 98% to $8,916,000 in the 2004 Quarter compared to $4,493,000 in the 2003 Quarter, primarily as a result of a significant increase in sales of cell phone carrying cases to our two largest cell phone customers during the 2004 Quarter,  during which both these customers initiated new product launches.  We expect this spike in sales to persist into the three months ending March 31, 2005, with difficulty in assessing periods beyond that time.

•      Approximately $90,000 or 2% of the increase in net sales was due to appreciation of the Euro against the US Dollar during the 2004 Quarter.  A continuation of the appreciation of the Euro against the US Dollar will benefit revenue levels in respect of Euro-denominated sales. US Dollar appreciation against the Euro will adversely affect revenue levels in respect of Euro-denominated sales.  Increasing levels of Euro-denominated sales will exacerbate the trend.  During the 2004 Quarter, approximately 13% of net sales were Euro-denominated.

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

•      As more specifically described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, and updated for the purposes of this quarterly report on Form 10-QSB, as of  January 20, 2005, 1,750,850 shares of common stock (equal to an additional 28% of the number of shares of common stock issued and outstanding on such date) are issuable upon the exercise of stock options under our 1996 Stock Incentive Plan at exercise prices ranging from $1.50 to $3.25 per share to one or more of our executive officers, directors and employees.  Assuming the continuation of present market conditions in respect of the price of our common stock, we anticipate that employees who hold such stock options, including our three principal executive officers (who hold options covering an aggregate of 1,362,000 of the above stated number of such shares), may exercise stock options.    The exercise of a significant number of such options, which may be anticipated in particular in the case of certain such individuals insofar as 1,122,100 of their options are due to expire commencing April 2005 and ending December 31, 2005, will result in a greater number of shares outstanding and, correspondingly, assuming a given amount of fixed income, a reduction in the amount of earnings per share, as well as corresponding increases in the cash and shareholders' equity accounts on our balance sheet.

Results of Operations for the 2004 Quarter compared to the 2003 Quarter

Net income in the 2004 Quarter was $1,365,000 compared to net income of $192,000 in the 2003 Quarter, an increase of approximately $1,173,000 or 611%.  The increase was due to higher gross profit, primarily as a result of an increase in sales of cell phone carrying case products. Basic and diluted earnings per share were $0.22 and $0.21, respectively, for the 2004 Quarter, compared to $0.03 basic and diluted earnings per share for the 2003 Quarter.

Net Sales

Net sales increased $4,423,000 or 98% to $8,916,000 in the 2004 Quarter compared to $4,493,000 in the 2003 Quarter.  The increase in net sales was due to higher sales of cell phone carrying case solutions products, which increased $3,519,000 or 170%, and, to a lesser extent, higher sales of carrying cases for medical monitoring kits for diabetics, which increased $503,000 or 26%, as well as higher sales of other products. The tables below set forth approximate sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2004 Quarter 3 Months ended December 31, 2004 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$ 0.97	$ 3.09	$ 1.53	$ 5.59
Diabetic Products	0.73	0.41	1.30	2.44
Other Product Sales	0.74	--	0.14	0.88
Total*	$2.44	$3.50	$2.97	$8.92

Net Sales for 2003 Quarter 3 Months ended December 31, 2003 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$ 0.71	$ 1.28	$ 0.08	$ 2.07
Diabetic Products	0.87	0.86	0.21	1.94
Other Product Sales	0.47	0.01	--	0.48
Total*	$ 2.05	$ 2.15	$ 0.29	$ 4.49

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

Sales of cell phone products increased $3,519,000 or 170% to $5,592,000 in the 2004 Quarter from $2,073,000 in the 2003 Quarter.  The increase was primarily the result of launches of new cell phone product lines by two of our largest customers, Motorola and Nokia, during the 2004 Quarter. Both Motorola and Nokia included our carrying cases "in the box" with popular new handset offerings, while neither customer included our cases in comparable launches in the 2003 Quarter. OEM sales to Motorola (including its subsidiaries and affiliates) and Nokia increased $3,222,000 or 192% to $4,900,000 in the 2004 Quarter from $1,678,000 in the 2003 Quarter. In addition, sales to third parties under our Motorola license agreement increased $274,000 or 69% to $669,000 in the 2004 Quarter from $395,000 in the 2003 Quarter as the EMEA market participated in the strong market for handsets worldwide in the 2004 Quarter.

Diabetic Product Sales:
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

Sales of cases for blood glucose monitoring kits increased $503,000 or 26% to $2,440,000 in the 2004 Quarter from $1,937,000 in the 2003 Quarter. The increase was due entirely to higher sales to Lifescan, our largest OEM customer for these cases, which increased 195% to $1,363,000. This increase more than offset declines in sales of cases for blood glucose monitoring kits to our other principal customers for these cases.  Sales of our carrying cases for OEM diabetic monitoring kits represented 27% of our total net sales in the 2004 Quarter compared to 43% of total net sales in the 2003 Quarter, the decrease in part due to the increase in cell phone product sales revenues in the 2004 Quarter.

Other Product Sales:
We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By their nature, sales of these customized products to order vary from period to period without necessarily reflecting a significant trend in overall demand for these items.  Sales of other products increased $403,000 or 83% to $886,000 in the 2004 Quarter from $483,000 in the 2003 Quarter.

Gross Profit

Gross profit increased $1,760,000, or 120% to $3,230,000 in the 2004 Quarter from $1,470,000 in the 2003 Quarter as a result of higher sales volume and, to a lesser extent, lower cost of goods sold as a percentage of sales. Gross profit as a percentage of total net sales increased to 36.2% in the 2004 Quarter from 32.7% in the 2003 Quarter due to lower freight and Hong Kong inspection costs as percentage of total net sales, which more than offset higher costs of raw materials. Our freight costs depend in large part on the distance of our customers' facilities from our shipping points and our sales terms to them. In recent periods, an increasing percentage of our shipments are sent to China directly from our Chinese manufacturers or from our Hong Kong distribution facility as certain of our customers have relocated manufacturing facilities to China.  Despite the significant increase in sales in the 2004 Quarter,  freight, duties and customs costs were $215,000 compared to  $183,000  in the 2003 Quarter, representing 2.4% and 4.1% of total net sales, respectively. We include the cost of operating our Hong Kong procurement and quality assurance facility as a component of our cost of goods sold. The costs of operating the Hong Kong facility were $472,000 and $338,000, or 5.3% and 7.5% of total net sales, for the 2004 Quarter and 2003 Quarter, respectively.    Other components of cost of goods sold also contributed to the improvement in margins, more than offsetting higher materials costs.

Selling, General, and Administrative Expenses

Selling expenses increased $37,000, or 5%, to $766,000 in the 2004 Quarter from $728,000 in the 2003 Quarter due to increases in selling personnel expense, travel and entertainment expense, and advertising expense, offset in part by a reduction in royalty expense. Selling personnel expenses increased $39,000 in the 2004 Quarter compared to the 2003 Quarter primarily due to higher, performance based bonus expense and adjustments to other selling personnel compensation, offset in part by lower recruitment and training costs.  Royalty expense decreased $27,000 or 27% in the 2004 Quarter compared to the 2003 Quarter due to a decrease in the minimum royalty commitment as provided in the Motorola license agreement. The ratio of selling expenses to total net sales decreased to 8.6% in the 2004 Quarter compared to 16.2% in the 2003 Quarter.

General and administrative expenses increased $137,000, or 24%, to $709,000 in the 2004 Quarter from $572,000 in the 2003 Quarter due to an increase in personnel expenses and, to a lesser extent, professional fees. Personnel expenses increased $152,000 in the 2004 Quarter compared to the 2003 Quarter primarily due to higher, performance based bonus compensation accrued in respect of the current fiscal year to executives in accordance with the terms of their employment agreements and adjustments to compensation to other employees.  Professional fees increased $19,000 in the 2004 Quarter compared to the 2003 Quarter due to higher audit fees. These increases were offset in part by reductions in other general and administrative expense components and in travel and entertainment in the 2004 Quarter compared to the 2003 Quarter.

Income from Operations

Pretax income from operations increased $1,586,000 or 939% to $1,756,000 in the 2004 Quarter from $169,000 in the 2003 Quarter as a result of the increase in gross profit as described above, offset in part by the increase in selling, general and administrative expenses.

Other Income
Total other income increased $41,000 or 93% to income of $85,000 in the 2004 Quarter compared to income of $44,000 in the 2003 Quarter.  The components of this change are as follows:

Component	2004 Quarter	2003 Quarter	Increase (Decrease)
Foreign Currency Gain	$72,000	$40,000	$32,000
Bad debt recovery	--	2,000	(2,000)
Net interest income	13,000	2,000	11,000
Totals:	$85,000	$44,000	$41,000

The increase in foreign currency gains of $32,000 is due primarily to the strength of the Euro relative to the U.S. Dollar and its impact on our Euro denominated assets and liabilities. An overall steady increase in the Euro during the 2004 Quarter resulted in foreign currency gains attributable to settlement of Euro denominated transactions.

Because we had no interest bearing debt outstanding at any time during the 2004 Quarter and maintained higher average cash balances, our net interest income increased $11,000 in the 2004 Quarter compared to the 2003 Quarter.

Income Taxes

Our provision for income taxes increased $454,000 in the 2004 Quarter to $475,000 from $22,000 in the 2003 Quarter.  The provision in the 2004 Quarter consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes. Other than for estimated federal alternative minimum tax and state taxes, we did not record a provision in the 2003 Quarter for U.S. income taxes, as we had sufficient net operating tax loss carryforwards available to offset the current U.S. taxable income for which we had recorded a valuation allowance.

Liquidity and Capital Resources

During the 2004 Quarter, we used $1,541,000 of cash from operations compared to $1,000 in the 2003 Quarter.  Our operating cash flows in the 2004 Quarter consisted of net income of $1,365,000, adjusted for non-cash items consisting of provisions for depreciation of $31,000, obsolete inventory $7,000 and deferred income taxes of $383,000, less net changes in working capital items of $3,327,000.  Changes in working capital items in the 2004 Quarter consisted primarily of increases in accounts receivable and inventories of $3,442,000 and $617,000, respectively. These increases were offset in part by an increase in accounts payable of $932,000.  The higher levels of accounts receivable and accounts payable in the 2004 Quarter are attributable to our higher sales in the 2004 Quarter compared to the 2003 Quarter. The higher level of inventory in the 2004 Quarter is in support of existing sales orders. Operating cash flows in the 2003 Quarter resulted primarily from net income of $192,000, adjusted for non-cash items including depreciation expense of $30,000 and a provision for obsolete inventory of $36,000, plus changes in our working capital accounts. The inventory balance increased $255,000 in the 2003 Quarter to meet demand for our products based on existing sales orders. The increase in the inventory balance accounts for the majority of the increase in the accounts payable balance of $479,000 in the 2003 Quarter. The remainder of the increase in the accounts payable balance in the 2003 Quarter is attributed to timing differences. Accrued liabilities decreased $491,000 in the 2003 Quarter primarily as a result of performance bonuses that were accrued as of December 31, 2002, and paid in the 2003 Quarter.

Net investing activities used $60,000 and $13,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software, in the 2004 Quarter and 2003 Quarter, respectively.

Net financing activities generated $94,000 and $101,000 from the issuance of common stock upon the exercise of stock options to purchase 62,900 and 84,300 shares of common stock under our 1996 Stock Incentive Plan during the 2004 Quarter and 2003 Quarter, respectively.

At December 31, 2004, our current ratio (current assets divided by current liabilities) was 3.57; our quick ratio (current assets less inventories divided by current liabilities) was 3.14; and our working capital (current assets less current liabilities) was $8,506,000.  As of such date, we had no long-term debt balances outstanding.

Our primary sources of liquidity are cash on hand, our operating cash flow, our bank credit facilities and, under current market conditions, exercises of employee stock options until such options are exercised or they expire. The primary demands on our working capital are: our accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders and we order from our suppliers; and our commitments under our license agreement with Motorola. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. However, it is possible that, if one of our significant original equipment manufacturer customers places an unusually large order with us at a time when our cash on hand and/or our credit facility could not accommodate the increased demands on our working capital, we might have to seek additional sources of liquidity. Although there can be no assurance, we believe that, under such circumstances, we could obtain an increase in our credit facility or obtain necessary funds under an additional facility.

In March 2004, we renewed our bank credit facility that provides for an uncommitted line of credit in the maximum amount of $1,500,000, including a $1,000,000 sub-limit for direct borrowings and bankers acceptances and a $500,000 sub-limit for letters of credit. The line is renewable annually at the discretion of the bank and expires March 31, 2005. We are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to maintain operating performance that is acceptable to the bank.  Amounts drawn under the credit facility bear interest at the bank's prime rate in effect from time-to-time (5.25% as of December 31, 2004) plus one half of one percent and are secured by substantially all of Koszegi's assets. There are no fees with respect to undrawn balances. At December 31, 2004, there were no outstanding borrowings or letter of credit obligations under this facility.  We expect this facility to be renewed under similar terms and conditions upon expiry.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations has agreed to certain covenants, and an intercompany balance owed by Forward Innovations to Forward Industries secures Forward Innovations' obligations under the facility.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of December 31, 2004). At December 31, 2004, Forward Innovations is contingently liable to the bank under a letter of credit, issued on its behalf in the amount of  €168,000 (approximately $228,500 as of December 31, 2004) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. As of December 31, 2004, we have repurchased an aggregate of 102,600 shares at a cost of approximately $171,000, but none during the 2004 Quarter, under that authorization.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of December 31, 2004:

Contractual Obligation or Commitment	Jan 05 - Dec 05	Jan 06- Dec 07	Jan 08 - Dec 09	Thereafter
Employment & Consulting Agreements	$ 680,000	$ --	$ --	$ --
Operating Leases	193,000	188,000	--	--
License Agreements**	300,000	394,000	--	--
Totals	$ 1,173,000	$ 582,000	$ --	$ --

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, and taking into account the steps described below under "Changes in Internal Controls", the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls.

As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, in the course of the audit of the Company's consolidated financial statements for the year ended September 30, 2004, in November 2004 our Independent Registered Public Accounting Firm, Ernst & Young LLP, in respect of such fiscal year advised our Audit Committee that a significant deficiency existed in the design and operation of our internal controls over revenue recognition. Specifically, we did not have controls in place to verify that "FOB destination" or equivalent term shipments made from one of our third-party inventory locations to our customers on or during the few days before September 30, 2004 met the criteria for revenue recognition in Fiscal 2004, including the customer's taking physical delivery on or before September 30, 2004.  Certain such shipments did not meet that criterion. As a result, prior to the issuance of our audited consolidated financial statements, we recorded a post fiscal-year-end closing adjustment to ensure that revenue was recognized in the appropriate period.  Subsequently, we have designed and implemented the following improved internal controls over our revenue recognition procedures that, address the issue described above:

  we have standardized our sales terms to our customers;

  we have redesigned our customer order entry procedures to ensure that  sales orders clearly indicate the terms of sale to our customers;

  we require our sales terms to be confirmed to us by our customers;

  we ensure that all revenue is recognized in accordance with the agreed upon sales terms by requiring invoices with "FOB Origin" (or equivalent terms) terms are supported by proof of shipment and invoices with "FOB Destination" (or equivalent terms) terms are supported by proof of delivery;

  we review all sales at quarter end to ensure that revenue has been recognized in the appropriate period based on the supporting sales documentation;

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) occurred during the 2004 Quarter.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, other than as described above with respect to revenue recognition issues in respect of late-in-period shipments, no change occurred in the Company's internal controls over financial reporting during the 2004 Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.        EXHIBITS

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

Dated:  January 20, 2005

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/Jerome E. Ball
Jerome E. Ball
Chairman and Chief Executive Officer

By: /s/Douglas W. Sabra
Douglas W. Sabra
Vice President, Chief Financial Officer and
Principal Accounting Officer