Form 10QSB
period 2005-03-31
FORWARD INDUSTRIES INC
filed 2005-04-21
CIK 38264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2005.

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

As of April 21, 2005, 6,777,838 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
THREE MONTHS ENDED March 31, 2005
CONTENTS

			PAGE
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and September 30, 2004
			3

		Unaudited Consolidated Statements of Income for the Three and Six Months Ended March 31, 2005 and 2004
			4

		Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2005 and 2004
			5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Controls and Procedures	25

PART II		OTHER INFORMATION

	Item 6.	Exhibits	26

		Signatures	27

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

2

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$5,298,343	$4,487,415
Accounts receivable - net	8,671,143	3,609,559
Inventories	1,219,231	811,694
Prepaid expenses and other current assets	152,416	190,076
Deferred tax asset	81,598	164,413
Total current assets	15,422,731	9,263,157

Property, plant, and equipment - net	300,965	264,043
Deferred tax asset	451,691	617,199
Other assets	44,467	44,967
TOTAL ASSETS	$16,219,854	$10,189,366

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,662,685	$1,813,543
Accrued expenses and other current liabilities	826,382	757,026
Total current liabilities	3,489,067	2,570,569

Commitments and contingencies

Shareholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued	--	--
Common stock, 40,000,000 authorized shares, par value $.01; 7,341,331 and 6,789,931 shares issued at March 31, 2005 and September 30, 2004, respectively (including 563,493 held in treasury at such dates)	73,413	67,899
Paid-in capital	10,674,165	8,948,339
Retained earnings (accumulated deficit)	2,836,368	(544,282)
	13,583,946	8,471,956
Less: Cost of shares in treasury	(853,159)	(853,159)
Total shareholders' equity	12,730,787	7,618,797

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,219,854	$10,189,366

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net sales	$11,238,283	$5,000,995	$20,154,173	$9,493,968
Cost of goods sold	7,105,669	3,316,224	12,791,464	6,339,516
Gross profit	4,132,614	1,684,771	7,362,709	3,154,452

Operating expenses:
Selling	767,298	681,111	1,532,814	1,409,333
General and administrative	584,877	445,522	1,293,649	1,017,655
Total operating expenses	1,352,175	1,126,633	2,826,463	2,426,988

Income from operations	2,780,439	558,138	4,536,246	727,464

Other income (expense):
Interest income	8,314	1,968	21,621	4,193
Other income (expense) - net	(58,586)	(25,813)	12,736	15,784
Total other income (expense)	(50,272)	(23,845)	34,357	19,977

Income before provision for income taxes	2,730,167	534,293	4,570,603	747,441
Provision for income taxes	714,553	44,700	1,189,953	66,311

Net income	$2,015,614	$489,593	$3,380,650	$681,130

Net income per common and common equivalent share
Basic	$0.30	$0.08	$0.53	$0.11
Diluted	$0.27	$0.08	$0.48	$0.11

Weighted average number of common and common equivalent shares outstanding
Basic	6,621,099	6,101,108	6,427,187	6,063,077
Diluted	7,438,169	6,414,501	7,042,164	6,370,807

The accompanying notes are an integral part of the consolidated financial statements.

4

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$ 3,380,650	$ 681,130
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	63,002	59,381
Deferred income taxes	952,113	--
Provision for obsolete inventory	38,976	129,867
Loss on disposal of property, plant and equipment	4,000	--
Changes in operating assets and liabilities:
Accounts receivable	(5,061,584)	518,500
Inventories	(446,513)	(276,260)
Prepaid expenses and other current assets	37,660	(31,276)
Other assets	500	2,380
Accounts payable	849,142	162,995
Accrued expenses and other current liabilities	69,356	(489,790)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(112,698)	756,927

INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	1,000	--
Purchases of property, plant, and equipment	(104,924)	(12,793)
NET CASH USED BY INVESTING ACTIVITIES	(103,924)	(12,793)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,027,550	189,916
Purchase of treasury shares	--	(4,385)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,027,550	185,531

NET INCREASE IN CASH AND CASH EQUIVALENTS	810,928	929,665

CASH AND CASH EQUIVALENTS - beginning of period	4,487,415	2,125,300

CASH AND CASH EQUIVALENTS - end of period	$ 5,298,343	$ 3,054,965

The accompanying notes are an integral part of the consolidated financial statements.

5

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2005 and 2004
(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

The consolidated balance sheet at September 30, 2004, has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accounting policies used in the preparation of the financial statements included in this Form 10-QSB are the same as those set forth in the financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2004 and should be read in conjunction with the disclosures presented therein.

For the three- and six-month periods ended March 31, 2005 and 2004, the Company did not have any components of comprehensive income other than net income. The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs - an Amendment to ARB No. 43, Chapter 4 in November 2004.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this pronouncement to have a material impact on the financial statements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 in December 2004.   The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this pronouncement to have a material impact on the financial statements.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2005 and 2004
(Unaudited)

1.             BASIS OF PRESENTATION (CONTINUED)

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, as revised, Share-based Payment (FAS 123(R)). The provisions of the new standard were scheduled to go into effect for all interim or annual periods beginning after June 15, 2005. FAS 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified. The statement will require the Company to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This will change current practice as, upon adoption, the Company must cease using the "intrinsic value" method of accounting, currently permitted by APB 25 that resulted in no expense for all of the Company's stock option awards.

In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which expresses views of the SEC staff regarding the application of FAS 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between FAS 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates of FAS 123(R). The new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005  or December 15, 2005 for small business issuers.

The Company will adopt the provisions of the statement as of the beginning of its fiscal year ending September 30, 2007 and for future periods. Adoption of the standard may have a material impact on the results of operations in future periods. However, the impact of adoption will depend on levels of share-based payments granted in the future.

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

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2005 and 2004
(Unaudited)

1.             BASIS OF PRESENTATION (CONTINUED)

Accounting for Stock Based Compensation (continued)

If the Company had elected to recognize expense in the three and six-month periods ended March 31, 2005 and 2004, for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 148, unaudited net income and income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income, as reported...........................	$2,015,614	$489,593	$3,380,650	$681,130
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects......................	--	29,112	29,070	62,235
Pro forma net income................................	$2,015,614	$460,481	$3,351,580	$618,895

Earnings per share:
Basic - as reported.................................	$ 0.30	$ 0.08	$ 0.53	$ 0.11
Basic - pro forma....................................	$ 0.30	$ 0.08	$ 0.52	$ 0.10

Diluted - as reported..............................	$ 0.27	$ 0.08	$ 0.48	$ 0.11
Diluted - pro forma.................................	$ 0.27	$ 0.07	$ 0.48	$ 0.10

The above stock-based employee compensation costs determined under the fair value based method were calculated using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and do not include a discount for large block trades.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2005 and 2004
(Unaudited)

2.             CREDIT FACILITIES

In March 2005, Forward and Koszegi entered into a new credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit. The line is renewable annually and expires in March 2006. The Company is required to eliminate borrowings for thirty consecutive days during the term of the facility and is required to maintain certain financial covenants including the maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward.  At March 31, 2005, there were no outstanding borrowings or letter of credit obligations under this facility.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations has agreed to certain covenants, and an intercompany balance owed by Forward Innovations to Forward Industries secures Forward Innovations' obligations under the facility.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of March 31, 2005).  At March 31, 2005, Forward Innovations is contingently liable to the bank under a letter of credit, issued on its behalf in the amount of €224,000 (approximately $290,000 as of March 31, 2005), in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands (Refer to Note 6).  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

3.             BUSINESS SEGMENT INFORMATION

The Company operates in a single business segment providing carrying solutions for portable electronic devices. The Company designs and markets its products primarily to original equipment manufacturers of portable, personal electronic devices such as wireless telecommunications devices and medical equipment.  Geographic locations are determined based primarily on the location of the customer.   Information as to revenue source by geographic location is as follows:

Revenues from external customers (all amounts in thousands of dollars):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
United States	$3,232	$ 2,095	$5,676	$ 4,134
Europe	4,376	2,473	7,877	4,627
Asia	3,630	433	6,601	733
Total net sales	$11,238	$ 5,001	$20,154	$ 9,494

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2005 and 2004
(Unaudited)

4.             EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. For this purpose, the average quoted market prices for the Company's common stock for the three and six-month periods ended March 31, 2005 were $7.61 and $5.18. The average quoted market prices for the Company's common stock for the three and six-month periods ended March 31, 2004 were $2.42 and $2.39, respectively. Calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Numerator:
Net income......................................	$2,015,614	$ 489,593	$3,380,650	$ 681,130
Denominator:
Denominator for basic earnings per share - weighted average shares..............	6,621,099	6,101,108	6,427,187	6,063,077
Dilutive stock options and warrants - treasury stock method...................	817,070	313,393	614,977	307,730
Denominator for diluted earnings per share - weighted average shares.............	7,438,169	6,414,501	7,042,164	6,370,807
Net income per common share
Basic..........................................	$0.30	$ 0.08	$0.53	$ 0.11
Diluted.......................................	$0.27	$ 0.08	$ 0.48	$ 0.11
Shares excluded due to antidilution	--	616,250	--	616,250

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2005 and 2004
(Unaudited)

5.             INCOME TAXES

The Company's income tax provision consists of the following United States and foreign components:

	Three Months Ended March 31,		Six Months Ended March 31,
U.S. Federal and State	2005	2004	2005	2004
Current..............................	$755,430	$ 44,700	$784,829	$ 66,311
Deferred..........................	(134,677)	--	248,324	--

Foreign:
Current............................	93,800	--	156,800	--
Deferred..........................	--	--	--	--
Income tax provision	$714,553	$ 44,700	$1,189,953	$ 66,311

During the three- and six-month periods ended March 31, 2004, the Company recorded a benefit, and not a provision, in respect of U.S. Federal income taxes (other than alternative minimum tax) as it had reduced the valuation allowance it had established against its deferred tax assets (consisting primarily of cumulative net operating loss carryforwards) during those periods. Subsequently, during the fourth quarter of the fiscal year ended September 30, 2004, the Company completely eliminated the valuation allowance against its deferred tax assets and, as a result, realized the tax benefits attributable thereto.  For the three- and six-month periods ended March 31, 2005, the Company recorded a current provision for U.S. income taxes of $755,000 and $785,000, respectively. The Company's effective tax rate does not approximate the statutory federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes. Due to the availability of deferred tax assets and additional tax benefits resulting from the exercise of stock options by certain employees during the three- and six-month periods ended March 31, 2005, the Company has not recorded any amounts payable for U.S. Federal income taxes (other than alternative minimum tax) and does not expect any cash outlay to be required in connection with the respective income tax provisions.

In June 2001, the Company established a wholly owned foreign subsidiary in Switzerland to engage in marketing and distribution activities throughout Europe, the Middle East and Africa. At March 31, 2005, the subsidiary had cumulative undistributed earnings of approximately $2,047,000.  The Company considers its investment in the subsidiary to be permanent.   Accordingly, no provision has been made for U.S. federal income taxes on such undistributed foreign earnings.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2005 and 2004
(Unaudited)

6.             COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for the distribution and sale of carry solution products throughout Europe, the Middle East and Africa (the "EMEA Region") under a license agreement effective October 1, 2004, which replaces a previous agreement that expired September 30, 2004.  Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region, subject to payment of minimum royalties (irrespective of actual net sales) to Motorola over the following three contract periods:

•         Contract Period 1:  October 1, 2004 to December 31, 2005

•         Contract Period 2:  January 1, 2006 to December 31, 2006

•         Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum royalty payment to Motorola for Contract Period 1 is $375,000, or $300,000 annualized.  Prior to the end of Contract Period 1 and Contract Period 2, the Company and Motorola have agreed that, at such times, they will establish new minimum royalty amounts for Contract Period 2 and Contract Period 3, respectively.  If the Company is unable to reach agreement at such time with Motorola on the minimum royalty payment for Contract Period 2 or Contract Period 3, as the case may be, then the parties have agreed that the minimum royalty payment for the relevant period may not be less than seventy-five per cent (75%) of the annualized royalties payable in respect of actual sales for the prior contract period, provided, however, that in no event shall the minimum royalty in such contract period be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of the prior period's annualized minimum royalty.

If the Company elects to terminate the license before December 31, 2007, it is required to pay a penalty of an amount equal to up to one year's minimum royalty under certain conditions as specified in the agreement. The minimum royalty commitments are recognized as expense over the applicable contract period.  Under the current and expired license agreements with Motorola, as applicable, the Company recorded royalty expense of $75,000 and $102,000 during the three-month periods ended March 31, 2005 and 2004, respectively, and $150,000 and $204,000 for the six-month periods ended March 31, 2005 and 2004, respectively, which are included in selling expenses in the accompanying consolidated statements of income.

Legal Proceedings
In October 2001, the Company initiated an action against Royal Industries Inc. ("Royal"), in the Supreme Court of the State of New York, Kings County, asserting causes of action for conversion and unjust enrichment. The Company alleges that, without consent or authority, and with full knowledge of the Company's rights under a security agreement, Royal wrongfully took possession of certain assets in which the Company had a properly perfected security interest. The Company seeks compensatory damages of $1,000,000. Royal filed a counterclaim against the Company alleging abuse of process and harassment and seeking an award of punitive damages in the amount of $1,000,000.  Although the parties have made discovery demands, neither has complied, having each interposed objections to the nature and scope of the discovery sought, and the action has remained essentially dormant since service of the answer on November 5, 2001.  No depositions have been held, no judicial intervention in the discovery dispute has been sought, and no trial has been scheduled or is likely to be scheduled in the foreseeable future. To date, efforts to resolve the matter by negotiation have not borne fruit, yet Royal declines to prosecute its counterclaims.  After consultation with the Company's legal counsel, management believes the case is without merit and it does not appear reasonably possible that Royal's counterclaims will result in material losses and therefore, at March 31, 2005, no provision for losses related to this action has been recorded in the accompanying consolidated financial statements.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Six-Month Periods Ended March 31, 2005 and 2004
(Unaudited)

6.             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bank Guarantee
In July 2002, Forward Innovations, the Company's Swiss subsidiary, and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (approximately $290,000 as of March 31, 2005) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. On December 31, 2004 and on each anniversary thereafter until December 31, 2009, the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of March 31, 2005, the Company has not recorded a liability in connection with this guarantee.

7.             EQUITY

Stock Option Exercises
During the three- and six-month periods ended March  31, 2005, 488,500 and 551,400 shares of common stock were issued as a result of the exercise of stock options at an average price of $1.91 and $1.86, respectively.

Treasury Share Purchases
The Company did not purchase any shares of its common stock during the three- and six-month periods ended March 31, 2005.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains forward-looking statements that are not based on historical fact and that involve assessments of certain risks and uncertainties.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe", or the negatives or other variations of these terms or comparable terminology.  Forward looking statements also include projections, forecasts or estimates of future performance.  Forward looking statements, including projections, forecasts and estimates, are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be realized will be determined by future factors and events, which are difficult to predict and may be beyond our control.  Actual factors and events may differ materially from those assumed.  These risk factors, uncertainties, contingencies, and developments, including those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and those identified in "Risk Factors" in our annual report on Form 10-KSB for the fiscal year ended September 30, 2004, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among other, the following: general economic and business conditions, nationally and internationally in the countries in which we do business; demographic changes; changes in technology, including developments in cellular handsets or the control of diabetes; increased competition; changes affecting one or more of our principal Original Equipment Manufacturer, ("OEM") customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this report and our other reports filed with the Commission, including without limitation, those described under the caption Risk Factors contained in our Annual Report on Form 10-KSB for the year ended September 30, 2004.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns or results will not be materially lower than those that may be estimated.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.  Such discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2005 (the "2005 Quarter"), with the three months ended March 31, 2004 (the "2004 Quarter"), and the six months ended March 31, 2005 ("the 2005 Period"), with the six months ended March 31, 2004 ("the 2004 Period"), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Report. There have been no material changes in critical accounting estimates since September 30, 2004.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Variability of Revenues and Results of Operations

We depend for the predominant proportion of our sales on orders from our six largest customers, each of which is a large, multinational corporation and each of which may purchase products accessories, such as carrying cases, from many different vendors.  Because of the high concentration of sales to these few, large customers, our revenue levels, as well as geographic sales trends, are difficult to predict, and significant shifts in our operating results may occur in a relatively short period of time if and when one or more of these customers increases or decreases the size(s) of (or eliminates) its orders from us by amounts that are material to our business.  These customers' order flows to us in any period, or from period to period, depend in large part, among other factors, on: (i) our ability to successfully compete against other vendors for the "in-box" business; (ii) the demand for product offerings (both cellular handsets and diabetes monitoring kits) that include our carrying case accessories "in-box"; and (iii) the timing of our customers' product launches and the longevity and success of such launches.   In addition, our revenue levels are dependent on general economic conditions, as well as conditions and developments specific to our customers' businesses, as these may impact demand for our carry solutions. Because we may supply carry solutions for a very small percentage of the products marketed by our customers and our business is so dependent on specific product launches, the level of our revenues and profits may not necessarily vary in line with those of our customers.   Correspondingly, our levels of net sales revenues, and consequently our results of operations, are variable and subject to significant changes in a relatively short period of time.  For example, sales of carrying cases and related accessory products for cellular telephones increased 218% in the 2005 Period compared to the 2004 Period, while sales of carrying cases for blood glucose monitoring kits increased only 23% over the same period.  These fluctuations are typical of the volatility we experience in our revenues and product mix.

Trends in Results of Operations

•       Net sales increased $6,237,000 or 125% to $11,238,000 in the 2005 Quarter compared to $5,001,000 in the 2004 Quarter.  The trend of significantly increasing sales revenues and profitability in the 2005 Quarter and during the 2005 Period compared to the 2004 Quarter and the 2004 Period, respectively, is primarily the result of significant increases in sales of cell phone carrying cases to our two largest cell phone customers.  More specifically, the significant increase in our cell phone product sales for the quarter and year to date periods was driven by demand for a limited number of our products by Motorola and Nokia that were bundled as "in box" accessories with  some of their handsets that were launched beginning in 2004.  We believe that sales of these models continue to be well received in the market, and as a result we expect this spike in sales, compared to sales levels in the 2004 Period and prior periods, to persist into the three months ending June 30, 2005, with difficulty in assessing periods beyond that time. There can be no assurance, that the level of sales for the three months ending June 30, 2005, will represent a continuation of the trend established in the first two quarters of our current fiscal year.  Further, as reflected in the discussion above under "Variability of Revenues and Results of Operations", when demand for the these handset models (and thus, for the carrying solutions packaged "in-box" with them) declines, and introduction of new models do not include one of our carrying solutions as an accessory "in-box", or such models do not result in a comparable level of demand for our carrying case accessories, the level of our sales may decline significantly from current levels.

•       Approximately $58,000 or less than 1% of the increase in net sales was due to appreciation of the Euro against the US Dollar during the 2005 Quarter. A continuation of the appreciation of the Euro against the US Dollar will benefit revenue levels in respect of a fixed-amount of Euro-denominated sales. US Dollar appreciation against the Euro will adversely affect revenue levels in respect of a fixed amount of Euro-denominated sales.  Increasing levels of Euro-denominated sales will exacerbate the trend.  During the 2005 Quarter, approximately 11% of net sales were Euro-denominated.

•      There is a broad range of selling prices within our soft-sided carrying cases product line, and there is also a broad range of selling prices between product lines, for example, soft-sided carrying cases compared to other carry solutions such as straps, clips and camera attachment cases.  Because of the broad variability in price ranges within and between product types, we anticipate that gross margins will continue to fluctuate depending on our OEM customers' order patterns and preferences and other product mix factors.  Such fluctuations may have the effect of masking the impact of fluctuations in unit sale trends.

•      As more specifically described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, and updated for the purposes of this quarterly report on Form 10-QSB, as of  April 21, 2005, 1,262,350 shares of common stock (equal to an additional 19% of the number of shares of common stock issued and outstanding on such date) are issuable upon the exercise of stock options granted under our 1996 Stock Incentive Plan at exercise prices ranging from $1.75 to $3.25 per share to one or more of our executive officers, directors and employees.  Assuming the continuation of present market conditions in respect of the price of our common stock, we anticipate that employees who hold such stock options, including our two most highly compensated executive officers (who hold options covering an aggregate of 951,000 of the above stated number of such shares), may exercise all or a portion of the stock options they hold.  In particular, the exercise of all or a significant number of such options may be anticipated in the case of such individuals insofar as options covering 701,100 shares of common stock are due to expire on or before December 31, 2005.  The exercise of these options will have a further dilutive effect on earnings per share in future quarters, however, our cash position would be strengthened, the degree to which will depend on the number of options exercised

•       As discussed above at Note 5 to the consolidated financial statements included herein, and in greater detail under "Deferred Income Taxes" in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, at that date, we reduced the valuation allowance against our deferred income tax assets to zero.  Accordingly, for the three and six-month periods ended March 31, 2005, and for future periods, assuming that we continue to generate U.S. taxable income, our results of operations no longer reflect any tax benefit attributable to the reduction of the allowance against deferred tax assets (as was the case in fiscal 2004 and 2003), and, instead, our consolidated statement of income will show United States Federal (as well as applicable state)  income tax expense at our effective tax rate applied to the amount of income before income taxes.

Results of Operations for the 2005 Quarter Compared to the 2004 Quarter

Net income in the 2005 Quarter was $2,016,000 compared to net income of $490,000 in the 2004 Quarter, an increase of approximately $1,526,000 or 311%.  The increase was due to higher gross profit, primarily as a result of an increase in sales of cell phone carrying case products. Basic and diluted earnings per share were $0.30 and $0.27, respectively, for the 2005 Quarter, compared to $0.08 basic and diluted earnings per share for the 2004 Quarter.

Net Sales

Net sales increased $6,240,000 or 125% to $11,240,000 in the 2005 Quarter compared to $5,000,000 in the 2004 Quarter.  The increase in net sales was due to higher sales of cell phone carrying case solutions products, which increased $5,360,000 or 268%, and, to a lesser extent, higher sales of carrying cases for medical monitoring kits for diabetics, which increased $500,000 or 20%, as well as higher sales of other products. The tables below set forth approximate sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2005 Quarter 3 Months ended March 31, 2005 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$1.56	$ 3.65	$2.15	$7.36
Diabetic Products	1.00	0.72	1.31	3.03
Other Product Sales	0.67	0.01	0.17	0.85
Total*	$3.23	$4.38	$3.63	$11.24

Net Sales for 2004 Quarter 3 Months ended March 31, 2004 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$0.64	$1.18	$0.18	$2.00
Diabetic Products	1.02	1.27	0.24	2.53
Other Product Sales	0.44	0.02	0.01	0.47
Total*	$2.10	$2.47	$0.43	$5.00

* Tables may not total due to rounding.

Cell Phone Product Sales:
Our cell phone carry solutions products include carrying cases for handsets and camera attachments, plastic belt clips, carrying case straps and bags, hand straps, decorative faceplates and other attachments used to carry or enhance the appearance of cellular telephone handsets.  We sell these products directly to cell phone handset original equipment manufacturers such as Motorola and Nokia.  Our cases are packaged as an accessory "in-box" with the handsets that are sold by our OEM customers.  In addition, under the Motorola license agreement we distribute our products as stand alone accessories directly to third party wholesalers and retailers in the EMEA region.  During the 2005 Quarter, we entered into a one-year, renewable, non-exclusive license agreement with the French telecommunications company SAGEM relating to the distribution and sale of carry cases in the EMEA market. However, we do not expect a significant contribution to revenues under this license agreement in the fiscal year ending September 30, 2005.

Sales of cell phone products increased $5,360,000 or 268% to $7,360,000 in the 2005 Quarter from $2,000,000 in the 2004 Quarter.  The significant increase was primarily attributable to sales of a limited number of our carrying solutions sold "in-box" with some of the handset models launched by Motorola and Nokia in 2004 sales of which, we believe, continue to be well received in the market.  OEM sales to Motorola (including its subsidiaries and affiliates) and Nokia increased $5,480,000 or 391% to $6,880,000 in the 2005 Quarter from $1,400,000 in the 2004 Quarter. Sales to third parties under our Motorola license agreement decreased $170,000 or 28% to $430,000 in the 2005 Quarter from $600,000 in the 2004 Quarter, which we believe, in part, is a function of the strong take-up of new OEM handset models generally (including carry accessories "in-box" from numerous vendors), which tends to undercut demand for carry solutions sold through distributors and retailers in the after market.

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

Sales of cases for blood glucose monitoring kits increased $500,000 or 20% to $3,030,000 in the 2005 Quarter from $2,530,000 in the 2004 Quarter. The increase was due primarily to higher sales to Lifescan, our largest OEM customer for these cases, which increased $650,000 or 76%. This increase, in addition to lesser increases in sales of cases of blood glucose monitoring kits to other OEM customers, more than offset a decline in sales of these cases to Abbott Labs of $400,000 or 43%.  Sales of our carrying cases for OEM diabetic monitoring kits represented 27% of our total net sales in the 2005 Quarter compared to 51% of total net sales in the 2004 Quarter, which is due predominantly to the increase in cell phone product sales revenues in the 2005 Quarter.

Other Product Sales:
We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By their nature, sales of these customized products to order vary from period to period without necessarily reflecting a significant trend in overall demand for these items.  Sales of other products increased $380,000 or 81% to $850,000 in the 2005 Quarter from $470,000 in the 2004 Quarter.

Gross Profit

Gross profit increased $2,448,000, or 145% to $4,133,000 in the 2005 Quarter from $1,685,000 in the 2004 Quarter as a result of higher sales volume and, to a lesser extent, lower cost of goods sold as a percentage of sales. Gross profit as a percentage of total net sales increased to 37% in the 2005 Quarter from 34% in the 2004 Quarter due to lower freight, duties and customs costs and Hong Kong inspection costs as percentages of total net sales, which more than offset higher costs of raw materials, as a percentage of sales as well as in absolute terms. Our freight costs depend in large part on the distance of our customers' facilities from our shipping points and on our sales terms to them. In recent periods, an increasing percentage of our shipments have been routed within or to China directly from our Chinese manufacturers or from our Hong Kong distribution facility as certain of our customers have relocated manufacturing facilities to China.  This has had the effect of reducing freight, duties and customs costs as a percentage of sales.  Despite the significant increase in sales in the 2005 Quarter, freight, duties and customs costs increased only 23% in the 2005 Quarter from the 2004 Quarter and represented 2.3% and 4.2% of total net sales, respectively. We include the cost of operating our Hong Kong procurement and quality assurance facility as a component of our cost of goods sold. The costs of operating the Hong Kong facility were $534,000 and $365,000 or 4.8% and 7.3% of total net sales, for the 2005 Quarter and 2004 Quarter, respectively.    Other components of cost of goods sold also contributed to the improvement in margins.

Selling, General, and Administrative Expenses

Selling expenses increased $86,000, or 13%, to $767,000 in the 2005 Quarter from $681,000 in the 2004 Quarter due primarily to increases in selling personnel expense, advertising expense, and office expenses, offset in part by a reduction in royalty expense. Selling personnel expenses increased $90,000 in the 2005 Quarter compared to the 2004 Quarter primarily due to higher, performance based bonus expense and adjustments to other selling personnel compensation.  Royalty expense decreased $16,000 or 13% in the 2005 Quarter compared to the 2004 Quarter due to a decrease in the minimum royalty commitment as provided in the Motorola license agreement. The ratio of selling expenses to total net sales decreased to 6.8% in the 2005 Quarter compared to 13.6% in the 2004 Quarter.

General and administrative expenses increased $139,000, or 31%, to $585,000 in the 2005 Quarter from $446,000 in the 2004 Quarter due primarily to an increase in personnel expenses and professional fees as well as increases in other components. Personnel expenses increased $78,000 in the 2005 Quarter compared to the 2004 Quarter primarily due to higher, performance based bonus compensation accrued in respect of the current fiscal year to executives in accordance with the terms of their employment agreements and adjustments to compensation to other employees.  Professional fees increased $47,000 in the 2005 Quarter compared to the 2004 Quarter due to higher legal and tax preparation fees.

Income from Operations

Pretax income from operations increased $2,222,000 or 398% to $2,780,000 in the 2005 Quarter from $558,000 in the 2004 Quarter as a result of the increase in gross profit as described above, offset in small part by the increases in selling, general and administrative expenses.

Other Income (Expense)

Total other income (expense) decreased $26,000 or 108% to expense of $50,000 in the 2005 Quarter compared to expense of $24,000 in the 2004 Quarter.  The components of this change are as follows:

Component	2005 Quarter	2004 Quarter	Change
Foreign currency gain (loss)	$(54,000)	$(26,000)	$(28,000)
Loss on disposal	(4,000)	--	(4,000)
Net interest income	8,000	2,000	6,000
Totals:	$(50,000)	$(24,000)	$(26,000)

Foreign currency losses increased $28,000 due primarily to the weakening of the Euro relative to the U.S. Dollar and its impact on our Euro denominated assets and liabilities as of March 31, 2005. The volatility of the Euro during the 2005 Quarter resulted in foreign currency losses attributable to settlement of Euro denominated transactions.

During the 2005 Quarter we recorded a loss of $4,000 in connection with the disposal of furniture, fixtures, and equipment that had a net book value of approximately $5,000 as of the disposal date.

Because we had no interest bearing debt outstanding at any time during the 2005 Quarter and maintained higher average cash balances, our net interest income increased $6,000 in the 2005 Quarter compared to the 2004 Quarter.

Income Taxes

Our provision for income taxes increased $670,000 in the 2005 Quarter to $715,000 from $45,000 in the 2004 Quarter.  The provision in the 2005 Quarter consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes. Other than for estimated federal alternative minimum tax and state taxes, we did not record a provision for U.S. income taxes in the 2004 Quarter, as we had sufficient net operating tax loss carryforwards available to offset the current U.S. taxable income for which we had recorded a valuation allowance.

                Results of Operations for the 2005 Period Compared to the 2004 Period

Net income in the 2005 Period was $3,381,000 compared to net income of $681,000 in the 2004 Period, an increase of approximately $2,700,000 or 397%.  The increase was due to higher gross profit, primarily as a result of an increase in sales of cell phone carrying case products. Basic and diluted earnings per share were $0.53 and $0.48, respectively, for the 2005 Period, compared to $0.11 basic and diluted earnings per share for the 2004 Period.

Net Sales

Net sales increased $10,660,000 or 112% to $20,150,000 in the 2005 Period compared to $9,490,000 in the 2004 Period.  The increase in net sales was due to higher sales of cell phone carrying case solutions products, which increased $8,880,000 or 218%, and, to a lesser extent, higher sales of carrying cases for medical monitoring kits for diabetics, which increased $1,010,000 or 23%, as well as higher sales of other products. The tables below set forth approximate sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2005 Period 6 Months ended March 31, 2005 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$2.53	$6.74	$3.68	$12.95
Diabetic Products	1.73	1.13	2.61	5.47
Other Product Sales	1.41	0.01	0.31	1.73
Total*	$5.67	$7.88	$6.60	$20.15

Net Sales for 2004 Period 6 Months ended March 31, 2004 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$1.34	$2.47	$0.26	$4.07
Diabetic Products	1.88	2.12	0.46	4.46
Other Product Sales	0.90	0.04	0.02	0.96
Total*	$4.12	$4.63	$0.74	$9.49

* Tables may not total due to rounding.

Cell Phone Product Sales:
Sales of cell phone products increased $8,880,000 or 218% to $12,950,000 in the 2005 Period from $4,070,000 in the 2004 Period.  The significant increase was primarily attributable to sales of a limited number of our carrying solutions sold "in-box" with some of the handset models launched by Motorola and Nokia in 2004. OEM sales to Motorola (including its subsidiaries and affiliates) and Nokia increased $8,700,000 or 283% to $11,780,000 in the 2005 Period from $3,080,000 in the 2004 Period. In addition, sales to third parties under our Motorola license agreement decreased $130,000 or 13% to $870,000 in the 2005 Period from $1,000,000 in the 2004 Period,  which we believe, in part, is a function of the strong take-up of new OEM handset models generally (including carry accessories "in-box" from numerous vendors), which tends to undercut demand for carry solutions sold through distributors and retailers in the after market.

Diabetic Product Sales:
Sales of cases for blood glucose monitoring kits increased $1,010,000 or 23% to $5,470,000 in the 2005 Period from $4,460,000 in the 2004 Period. The increase was due primarily to higher sales to Lifescan, our largest OEM customer for these cases, which increased 118% to $2,870,000. This increase, in addition to slight increases in sales of cases of blood glucose monitoring kits to other principal OEM customers, more than offset a decline in sales of these cases to Abbott Labs of $580,000 or 36%. Sales of our carrying cases for OEM diabetic monitoring kits represented 27% of our total net sales in the 2005 Period compared to 47% of total net sales in the 2004 Period, the decrease in predominant part due to the increase in cell phone product sales revenues in the 2005 Period.

Other Product Sales:
Sales of other products increased $770,000 or 80% to $1,730,000 in the 2004 Period from $960,000 in the 2004 Period.

Gross Profit

Gross profit increased $4,209,000, or 134% to $7,363,000 in the 2005 Period from $3,154,000 in the 2004 Period as a result of higher sales volume and, to a lesser extent, lower cost of goods sold as a percentage of sales. Gross profit as a percentage of total net sales increased to 37% in the 2005 Period from 33% in the 2004 Period due to lower freight, duties and customs costs and Hong Kong inspection costs as percentages of total net sales, which more than offset higher costs of raw materials, as a percentage of total net sales as well as in absolute terms. Our freight costs depend in large part on the distance of our customers' facilities from our shipping points and our sales terms to them. In recent periods, an increasing percentage of our shipments have been routed within and to China directly from our Chinese manufacturers or from our Hong Kong distribution facility as certain of our customers have relocated manufacturing facilities to China.  This has had the effect of reducing freight, duties and customs costs as a percentage of sales.  Despite the significant increase in sales in the 2005 Period, freight, duties and customs costs increased only 20% in the 2005 Period from the 2004 Period and represented 2.3% and 4.1% of total net sales, respectively. We include the cost of operating our Hong Kong procurement and quality assurance facility as a component of our cost of goods sold. The costs of operating the Hong Kong facility were $1,007,000 and $703,000 or 5.0% and 7.4% of total net sales, for the 2005 Period and 2004 Period, respectively.    Other components of cost of goods sold also contributed to the improvement in margins.

Selling, General, and Administrative Expenses

Selling expenses increased $124,000, or 9%, to $1,533,000 in the 2005 Period from $1,409,000 in the 2004 Period due primarily to increases in selling personnel expense, as well as lesser increases in other components such as, advertising and promotion, office expense, and travel and entertainment expense, offset in part by a significant reduction in royalty expense and a small decrease in utilities. Selling personnel expenses increased $130,000 in the 2005 Period compared to the 2004 Period primarily due to higher, performance based bonus expense and adjustments to other selling personnel compensation, offset in part by lower recruitment and training costs.  Royalty expense decreased $45,000 or 18% in the 2005 Period compared to the 2004 Period due to a decrease in the minimum royalty commitment as provided in the Motorola license agreement. The ratio of selling expenses to total net sales decreased to 8% in the 2005 Period compared to 15% in the 2004 Period.

General and administrative expenses increased $276,000, or 27%, to $1,294,000 in the 2005 Period from $1,018,000 in the 2004 Period due to an increase in personnel expenses and, to a lesser extent, professional fees. Personnel expenses increased $230,000 in the 2005 Period compared to the 2004 Period primarily due to higher, performance based bonus compensation accrued in respect of the current fiscal year to executives in accordance with the terms of their employment agreements and adjustments to compensation to other employees.  Professional fees increased $66,000 in the 2005 Period compared to the 2004 Period due to higher legal and tax preparation fees. These increases were offset in small part by reductions in other general and administrative expense components and in travel and entertainment in the 2005 Period compared to the 2004 Period.

Income from Operations

Pretax income from operations increased $3,809,000 or 524% to $4,536,000 in the 2005 Period from $727,000 in the 2004 Period as a result of the increase in gross profit as described above, offset in minor part by the increase in selling, general and administrative expenses.

Other Income (Expense)

Total other income (expense) increased $14,000 or 70% to income of $34,000 in the 2005 Period compared to $20,000 in the 2004 Period.  The components of this change are as follows:

Component	2005 Period	2004 Period	Change
Foreign currency gain	$16,000	$14,000	$2,000
Bad debt recovery	--	2,000	(2,000)
Loss on disposal	(4,000)	--	(4,000)
Net interest income	22,000	4,000	18,000
Totals:	$34,000	$20,000	$14,000

The increase in foreign currency gains of $2,000 is due primarily to the strength of the Euro relative to the U.S. Dollar and its impact on our Euro denominated assets and liabilities. An overall steady increase in the Euro during the first half of the 2005 Period resulted in foreign currency gains attributable to settlement of Euro denominated transactions.   As noted above in the discussion of the results for the 2005 Quarter, the Euro appreciation against the Dollar that produced the foreign currency gain in the 2005 Period as a whole substantially reversed during the 2005 Quarter.

During the 2005 Period we recorded a loss of $4,000 in connection with the disposal of furniture, fixtures, and equipment that had a net book value of approximately $5,000 as of the disposal date.

Because we had no interest bearing debt outstanding at any time during the 2005 Period and maintained higher average cash balances, our net interest income increased $18,000 in the 2005 Period compared to the 2004 Period.

Income Taxes

Our provision for income taxes increased $1,124,000 in the 2005 Period to $1,190,000 from $66,000 in the 2004 Period.  The provision in the 2005 Period consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes. Other than for estimated federal alternative minimum tax and state taxes, we did not record a provision in the 2004 Period for U.S. income taxes, as we had sufficient net operating tax loss carryforwards available to offset the current U.S. taxable income for which we had recorded a valuation allowance.

Liquidity and Capital Resources

During the 2005 Period, we used $113,000 of cash from operations compared to the 2004 Period during which we generated $757,000 of cash.  Our operating cash flows in the 2005 Period consisted of net income of $3,380,000, adjusted for non-cash items consisting of deferred income taxes of $952,000, provisions for depreciation of $63,000 and obsolete inventory of $39,000, and a loss on disposition of property, plant and equipment of $4,000.  These cash flows were more than offset by net changes in working capital items of $4,551,000, consisting primarily of increases in accounts receivable and inventories of $5,062,000 and $447,000, respectively. These increases were offset in part by an increase in accounts payable of $849,000.  The higher levels of accounts receivable and accounts payable in the 2005 Period are attributable to our higher sales in the 2005 Period compared to the 2004 Period. The higher level of inventory in the 2005 Period is in support of existing sales orders. Operating cash flows in the 2004 Period resulted primarily from net income of $681,000, adjusted for non-cash items including depreciation expense of $59,000 and a provision for obsolete inventory of $130,000, plus changes in our working capital accounts. The inventory balance increased $276,000 in the 2004 Period to meet demand for our products based on existing sales orders. The increase in the inventory balance accounts for the increase in the accounts payable balance of $163,000 in the 2004 Period. Accrued liabilities decreased $490,000 in the 2004 Period primarily as a result of performance bonuses that were accrued as of September 30, 2003, and paid in the 2004 Period. There were no such bonuses accrued for during the 2004 Period.

Net investing activities used $105,000 and $13,000 of cash for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software, in the 2005 Period and 2004 Period, respectively, and generated $1,000 from the sale of such property, plant and equipment in the 2005 Period.

Net financing activities generated $1,028,000 and $190,000 in cash from the issuance of common stock upon the exercise of stock options to purchase 551,400 and 138,500 shares of common stock under our 1996 Stock Incentive Plan during the 2005 Period and 2004 Period, respectively.

At March 31, 2005, our current ratio (current assets divided by current liabilities) was 4.42; our quick ratio (current assets less inventories divided by current liabilities) was 4.07; and our working capital (current assets less current liabilities) was $11,934,000.  As of such date, we had no long-term debt balances outstanding.

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

In March 2005, we entered into a new credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit. The line is renewable annually and expires in March 2006. We are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to maintain certain financial covenants including the  maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward.  At March 31, 2005, there were no outstanding borrowings or letter of credit obligations under this facility.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations has agreed to certain covenants, and an intercompany balance owed by Forward Innovations to Forward Industries secures Forward Innovations' obligations under the facility.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of March 31, 2005). At March 31, 2005, Forward Innovations is contingently liable to the bank under a letter of credit, issued on its behalf in the amount of  €224,000 (approximately $290,000 as of March 31, 2005) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. As of March 31, 2005, we have repurchased an aggregate of 102,600 shares at a cost of approximately $171,000, but none during the 2005 Period, under that authorization.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of March 31, 2005:

Contractual Obligation or Commitment	Apr 05 - Mar 06	Apr 06- Mar 08	Apr 08 - Mar 10	Thereafter
Employment & Consulting Agreements	$ 510,000	$ --	$ --	$ --
Operating Leases	190,000	156,000	--	--
License Agreements**	281,000	338,000	--	--
Totals	$ 981,000	$ 494,000	$ --	$ --

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

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e))  under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls.

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2005 Quarter.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that  no change occurred in the Company's internal controls over financial reporting during the 2005 Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.        EXHIBITS

EXHIBITS INCORPORATED BY REFERENCE:

3.0  ARTICLES OF INCORPORATION AND BY-LAWS

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

3.4   Certificate of Amendment of Certificate of Incorporation filed by the New York Department of State on August 22, 1997 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

10.   MATERIAL CONTRACTS:

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

10.6 Exhibit A to Employment Agreement between the Company and Michael M. Schiffman (incorporated by reference to the Company's 10-QSB Exhibit 10.4 for the period ended March 31, 2001).

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

Dated:  April 21, 2005

FORWARD INDUSTRIES, INC.
              (Registrant)

By: /s/Jerome E. Ball
Jerome E. Ball
Chairman and Chief Executive Officer

By: /s/Douglas W. Sabra
Douglas W. Sabra
Vice President, Chief Financial Officer and
Principal Accounting Officer