Form 10QSB
period 2005-06-30
FORWARD INDUSTRIES INC
filed 2005-07-25
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2005.

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

As of July 25, 2005, 7,406,438 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [   ]  No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
THREE MONTHS ENDED June 30, 2005

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$10,314,149	$ 4,487,415
Accounts receivable - net	9,740,655	3,609,559
Inventories	1,197,024	811,694
Prepaid expenses and other current assets	139,792	190,076
Deferred tax asset	511,561	164,413
Total current assets	21,903,181	9,263,157

Property, plant, and equipment - net	269,359	264,043
Deferred tax asset	--	617,199
Other assets	44,467	44,967
TOTAL ASSETS	$22,217,007	$10,189,366

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,606,555	$ 1,813,543
Accrued expenses and other current liabilities	1,059,088	757,026
Total current liabilities	4,665,643	2,570,569

Commitments and contingencies

Shareholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued	--	--
Common stock, 40,000,000 authorized shares, par value $.01; 7,969,931 and 6,789,931 shares issued at June 30, 2005 and September 30, 2004, respectively (including 563,493 held in treasury at such dates)	79,699	67,899
Paid-in capital	12,916,938	8,948,339
Retained earnings (accumulated deficit)	5,407,886	(544,282)
	18,404,523	8,471,956
Less: Cost of shares in treasury	(853,159)	(853,159)
Total shareholders' equity	17,551,364	7,618,797

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,217,007	$10,189,366

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales	$13,108,194	$5,245,886	$33,262,367	$14,739,854
Cost of goods sold	8,377,983	3,447,207	21,169,445	9,786,723
Gross profit	4,730,211	1,798,679	12,092,922	4,953,131

Operating expenses:
Selling	848,944	800,630	2,381,753	2,209,963
General and administrative	591,851	617,920	1,885,500	1,635,575
Total operating expenses	1,440,795	1,418,550	4,267,253	3,845,538

Income from operations	3,289,416	380,129	7,825,669	1,107,593

Other income (expense):
Interest income	30,328	4,762	51,948	8,955
Other income (expense) - net	(58,665)	(10,092)	(45,929)	5,692
Total other income (expense)	(28,337)	(5,330)	6,019	14,647

Income before provision for income taxes	3,261,079	374,799	7,831,688	1,122,240
Provision for income taxes	689,567	28,600	1,879,520	94,911

Net income	$2,571,512	$346,199	$5,952,168	$1,027,329

Net income per common and common equivalent share
Basic	$0.37	$0.06	$0.90	$0.17
Diluted	$0.33	$0.05	$0.82	$0.16

Weighted average number of common and common equivalent shares outstanding
Basic	7,041,600	6,204,808	6,631,992	6,110,321
Diluted	7,835,059	6,599,780	7,306,463	6,447,131

 The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$5,952,168	$1,027,329
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from exercise of stock options	1,394,836	--
Deferred income taxes	175,051	--
Depreciation and amortization	94,607	90,326
Provision for obsolete inventory	87,939	129,878
Provision for bad debts	25,787	--
Loss on disposal of property, plant and equipment	4,000	--
Changes in operating assets and liabilities:
Accounts receivable	(6,156,883)	110,586
Inventories	(473,269)	(183,614)
Prepaid expenses and other current assets	50,284	(25,677)
Other assets	500	(4,912)
Accounts payable	1,793,012	171,628
Accrued expenses and other current liabilities	302,062	(178,008)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,250,094	1,137,536

INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	1,000	--
Purchases of property, plant, and equipment	(104,923)	(115,623)
NET CASH USED BY INVESTING ACTIVITIES	(103,923)	(115,623)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,424,200	369,396
Purchase of treasury shares	--	(4,385)
Shareholder contribution from short-swing sale profits	256,363	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,680,563	365,011

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,826,734	1,386,924

CASH AND CASH EQUIVALENTS - beginning of period	4,487,415	2,125,300

CASH AND CASH EQUIVALENTS - end of period	$10,314,149	$3,512,224

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2005 and 2004
(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

The consolidated balance sheet at September 30, 2004, has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accounting policies used in the preparation of the financial statements included in this Form 10-QSB are the same as those set forth in the financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2004, and should be read in conjunction with the disclosures presented therein.

                For the three- and nine-month periods ended June 30, 2005 and 2004, the Company did not have any components of comprehensive income other than net income. The functional currency of each of the Company's wholly owned foreign subsidiaries is the U.S. dollar.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs - an Amendment to ARB No. 43, Chapter 4, in November 2004.  This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this pronouncement to have a material impact on its financial statements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 in December 2004.   The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this pronouncement to have a material impact on its financial statements.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2005 and 2004
(Unaudited)

1.             BASIS OF PRESENTATION (CONTINUED)

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, as revised, Share-based Payment (FAS 123(R)). The provisions of the new standard were scheduled to go into effect for all interim or annual periods beginning after June 15, 2005. FAS 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on grant date fair values of the awards, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified. The statement will require the Company to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This will change current practice as, upon adoption, the Company must cease using the "intrinsic value" method of accounting, currently permitted by APB 25, that resulted in no expense for all of the Company's stock option awards.

In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which expresses views of the SEC staff regarding the application of FAS 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between FAS 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates of FAS 123(R). The new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005, or December 15, 2005, for small business issuers.

The Company will adopt the provisions of the statement as of the beginning of its fiscal year ending September 30, 2007, and for subsequent periods. Adoption of the standard may have a material impact on the results of operations in future periods. However, the impact of adoption will depend on levels of share-based payments granted.

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
Three- and Nine-Month Periods Ended June 30, 2005 and 2004
(Unaudited)

1.             BASIS OF PRESENTATION (CONTINUED)

Accounting for Stock Based Compensation (continued)

If the Company had elected to recognize expense in the three and nine-month periods ended June 30, 2005 and 2004, for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 148, unaudited net income and income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$2,571,512	$ 346,199	$5,952,168	$1,027,329
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects	245,124	29,112	274,194	91,347
Pro forma net income	$2,326,388	$ 317,087	$5,677,974	$ 935,982

Earnings per share:
Basic - as reported	$ 0.37	$ 0.06	$ 0.90	$ 0.17
Basic - pro forma	$ 0.33	$ 0.05	$ 0.86	$ 0.15

Diluted - as reported	$ 0.33	$ 0.05	$ 0.82	$ 0.16
Diluted - pro forma	$ 0.30	$ 0.05	$ 0.78	$ 0.15

The above stock-based employee compensation costs determined under the fair value based method were calculated using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of exchange-traded options, which have no vesting restrictions, are fully transferable, and do not include a discount for large block trades.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option and other estimates.  Because the Company's employee stock options have characteristics significantly different from those of exchange-traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

2.             CREDIT FACILITIES

In March 2005, Forward and Koszegi entered into a new credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit. The line expires in March 2006 and is renewable annually at the bank's discretion. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to comply with certain financial covenants, including the maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward.  At June 30, 2005, there were no outstanding borrowings or letter of credit obligations under this facility.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2005 and 2004
(Unaudited)

2.             CREDIT FACILITIES (CONTINUED)

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations has agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of June 30, 2005).  At June 30, 2005, Forward Innovations is contingently liable to the bank in respect of a letter of credit, issued on its behalf in the amount of €224,000 (approximately $270,000 as of June 30, 2005) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands (Refer to Note 6).  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

3.             BUSINESS SEGMENT INFORMATION

The Company operates in a single business segment: providing carrying solutions for portable electronic devices. The Company designs and markets its products primarily to original equipment manufacturers of portable, personal electronic devices such as wireless telecommunications devices and medical equipment.  Geographic locations are determined based primarily on the location of the customer or its contract manufacturer.   Information as to revenue source by geographic location is as follows:

Revenues from external customers (all amounts in thousands of dollars):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
United States	$ 3,003	$ 1,813	$8,675	$ 5,947
Europe	5,155	2,330	13,032	6,957
Asia	4,952	1,103	11,555	1,836
Total net sales	$13,110	$ 5,246	$33,262	$ 14,740

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2005 and 2004
(Unaudited)

4.         EARNINGS PER SHARE

Basic earnings per share for each period presented is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. For this purpose, the average quoted market prices on the NASDAQ SmallCap Market for the Company's common stock for the three and nine-month periods ended June 30, 2005, were $17.31 and $9.29. The average quoted market prices on the NASDAQ SmallCap Market for the Company's common stock for the three and nine-month periods ended June 30, 2004, were $2.60 and $2.46, respectively. Calculation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$2,571,512	$346,199	$5,952,168	$1,027,329

Denominator:
Denominator for basic earnings per share - weighted average shares	7,041,600	6,204,808	6,631,992	6,110,321
Dilutive stock options and warrants - treasury stock method	793,459	394,972	674,471	336,810
Denominator for diluted earnings per share - weighted average shares	7,835,059	6,599,780	7,306,463	6,447,131

Net income per common share
Basic	$0.37	$ 0.06	$0.90	$ 0.17
Diluted	$0.33	$ 0.05	$0.82	$ 0.16

Shares excluded due to antidilution	--	266,250	--	266,250

5.             INCOME TAXES

                The Company's income tax provision consists of the following United States and foreign components:

	Three Months Ended June 30,		Nine Months Ended June 30,
U.S. Federal and State	2005	2004	2005	2004
Current	$555,008	$ 26,400	$1,339,837	$ 92,711
Deferred	21,727	--	270,051	--

Foreign:
Current	112,832	2,200	269,632	2,200
Deferred	--	--	--	--
Income tax provision	$ 689,567	$ 28,600	$1,879,520	$ 94,911

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2005 and 2004
(Unaudited)

5.             INCOME TAXES (CONTINUED)

During the three- and nine-month periods ended June 30, 2005, the Company's effective tax rates were 21% and 24% respectively, compared to 8% for the three- and nine-month periods ended June 30, 2004. The lower effective tax rates in 2004 resulted because the Company, reduced the valuation allowance it had established against its deferred tax assets (consisting primarily of cumulative net operating loss carryforwards). Subsequently, during the fourth quarter of the fiscal year ended September 30, 2004, the Company completely eliminated the valuation allowance against its deferred tax assets and, as a result, realized the tax benefits attributable thereto.  For the three- and nine-month periods ended June 30, 2005, the Company recorded a current provision for U.S. Federal income taxes of $555,008 and $1,339,837, respectively. The Company's effective tax rate does not approximate the statutory United States federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes. Due to the availability of deferred tax assets and additional tax benefits resulting from the exercise of stock options by certain employees during the three- and nine-month periods ended June 30, 2005, the Company has not recorded any amounts payable for U.S. Federal income taxes (other than alternative minimum tax). See the discussion relating to deductibility of equity based compensation expense under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

In June 2001, the Company established Forward Innovations as a wholly owned foreign subsidiary in Switzerland to engage in marketing and distribution activities throughout Europe, the Middle East and Africa. At June 30, 2005, the subsidiary had cumulative undistributed earnings of approximately $3,213,862.  The Company considers its investment in the subsidiary to be permanent.   Accordingly, no provision has been made for U.S. federal income taxes on such undistributed foreign earnings.

6.             COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for the distribution and sale of carry solution products throughout Europe, the Middle East and Africa (the "EMEA Region") under a license agreement effective October 1, 2004, which replaces a previous agreement that expired September 30, 2004.  Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region, subject to payment of minimum royalties (irrespective of actual net sales) to Motorola over the following three contract periods:

•         Contract Period 1:  October 1, 2004 to December 31, 2005

•         Contract Period 2:  January 1, 2006 to December 31, 2006

•         Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum royalty payment to Motorola for Contract Period 1 is $375,000, or $300,000 annualized.  Prior to the end of Contract Period 1 and Contract Period 2, the Company and Motorola have agreed that, at such times, they will establish new minimum royalty amounts for Contract Period 2 and Contract Period 3, respectively.  If the Company is unable to reach agreement at such time with Motorola on the minimum royalty payment for Contract Period 2 or Contract Period 3, as the case may be, then the parties have agreed that the minimum royalty payment for the ensuing relevant period may not be less than seventy-five per cent (75%) of the annualized royalties payable in respect of actual sales for the prior contract period, provided, however, that in no event shall the minimum royalty in such ensuing contract period be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of the prior period's annualized minimum royalty.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2005 and 2004
(Unaudited)

6.             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Royalty Commitments

If the Company elects to terminate the license before December 31, 2007, it will be required to pay a penalty of an amount equal to up to one year's minimum royalty under certain conditions as specified in the agreement. The minimum royalty commitments are recognized as expense in the applicable contract period.  Under the current and expired license agreements with Motorola, as applicable, the Company recorded royalty expense of $75,000 and $102,000 during the three-month periods ended June 30, 2005 and 2004, respectively, and $225,000 and $306,000 for the nine-month periods ended June 30, 2005 and 2004, respectively, which are included in selling expenses in the accompanying consolidated statements of income.

Legal Proceedings

In October 2001, the Company initiated an action against Royal Industries Inc. ("Royal"), in the Supreme Court of the State of New York, Kings County, asserting causes of action for conversion and unjust enrichment. The Company alleges that, without consent or authority, and with full knowledge of the Company's rights under a security agreement, Royal wrongfully took possession of certain assets in which the Company had a properly perfected security interest. The Company seeks compensatory damages of $1,000,000. Royal filed a counterclaim against the Company alleging abuse of process and harassment and seeking an award of punitive damages in the amount of $1,000,000.  Although the parties have made discovery demands, neither has complied, having each interposed objections to the nature and scope of the discovery sought, and the action has remained essentially dormant since service of the answer on November 5, 2001.  No depositions have been held, no judicial intervention in the discovery dispute has been sought, and no trial has been scheduled or is likely to be scheduled in the foreseeable future. To date, efforts to resolve the matter by negotiation have not borne fruit, yet Royal declines to prosecute its counterclaims.  After consultation with the Company's legal counsel, management believes the case is without merit and it does not appear reasonably possible that Royal's counterclaims will result in material losses and therefore, at June 30, 2005, no provision for losses related to this action has been recorded in the accompanying consolidated financial statements.

Bank Guarantee

In July 2002, Forward Innovations, the Company's Swiss subsidiary, and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (approximately $270,000 as of June 30, 2005) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. On December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of June 30, 2005, the Company has not recorded a liability in connection with this guarantee.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three- and Nine-Month Periods Ended June 30, 2005 and 2004
(Unaudited)

7.             EQUITY

Stock Option Exercises

During the three- and nine-month periods ended June 30, 2005, 628,600 and 1,180,000 shares of common stock were issued as a result of the exercise of stock options at an average price of $2.22 and $2.05, respectively.

Treasury Share Purchases

The Company did not purchase any shares of its common stock during the three- and nine-month periods ended June 30, 2005.

Short-Swing Sale

During the three-month period ended June 30, 2005, a director of the Company sold shares of the Company's common stock in transactions deemed to be short-swing sales in accordance with Section 16(b) of the Securities Exchange Act of 1934. Section 16(b) provides that any profits realized by an insider (including directors and officers) from a purchase and sale, or any sale and purchase, of an equity security of the issuer within any period of less than six months are recoverable by the issuer, irrespective of the intention of the insider in entering into such transaction.   Accordingly, the director disgorged to the Company the profits realized from the stock sale in the amount of approximately $256,000. The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds, net of tax, as an increase in additional paid-in capital in its financial statements.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains forward-looking statements that are not based on historical fact and that involve assessments of certain risks, developments, and uncertainties.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe", or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual factors, developments, and events may differ materially from those assumed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and those identified in "Risk Factors" in our annual report on Form 10-KSB for the fiscal year ended September 30, 2004, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among other, the following: our success in winning new business from our customers and against competing vendors, whether replacement programs that we win will be as successful as those that are replaced; levels of demand generally for cellular handsets and blood glucose monitoring devices for which we supply carry solutions; general economic and business conditions, nationally and internationally in the countries in which we do business; demographic changes; changes in technology, including developments in cellular handsets or the control of diabetes; increased competition; changes affecting one or more of our principal Original Equipment Manufacturer ("OEM") customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this report and our other reports filed with the Commission, including without limitation, those described under the caption Risk Factors contained in our Annual Report on Form 10-KSB for the year ended September 30, 2004.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns or results will not be materially lower than those that may be estimated.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.  Such discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2005 (the "2005 Quarter"), with the three months ended June 30, 2004 (the "2004 Quarter"), and the nine months ended June 30, 2005 ("the 2005 Period"), with the nine months ended June 30, 2004 ("the 2004 Period"), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Report. There have been no material changes in critical accounting estimates since September 30, 2004.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Variability of Revenues and Results of Operations

Because our sales revenues are highly concentrated in a few large customers, and because the volumes of these customers' order flow to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are highly variable and subject to significant changes over a relatively short period of time.

We depend for the predominant proportion of our sales revenues on OEM orders from our six largest customers, each of which is a large, multinational corporation.  Each of these customers launches many different products and purchases products accessories, such as carrying cases, from many different vendors.  When we are selected to supply a carry solution for a specific product and launch, we may not be in a position to know the frequency or volumes of our customers' orders, or the duration of such orders (which will depend on the product's life cycle), all of which depend on our customers' ongoing assessments of the product's relative contribution to their businesses, as well as other factors.  Our OEM customers may keep products for which our carry solutions have been selected to be packaged "in-box" in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles and new product introductions, and our customers' competitors' product offerings.  Short product life cycles are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition among vendors is high, and industry technical standards are subject to continuing change.

All of this makes our quarterly revenue levels susceptible to a high degree of variability and difficult to predict more than a quarter or two into the future.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, its orders from us by amounts that are material to our business.  These factors make the increases in revenues and net income experienced in the 2005 Period fairly typical of the volatility we can experience in our results of operations and can lead to equally large and rapid changes in periods of declining revenues.

Trends in Results of Operations

•       Net sales increased $7,860,000, or 150%, to $13,110,000 in the 2005 Quarter and $18,520,000 or 126% to $33,260,000 in the 2005 Period, continuing a trend of sharp, sequential revenue increases in cell phone product sales established in the first quarter of fiscal 2005. This trend of revenue increases to higher-than-historical levels has been largely driven by three "in-box" programs, which accounted for 61% and 56% of our net sales for the three-and nine-month periods ended June 30, 2005, respectively. Based on current confirmed and anticipated orders for existing "in-box" programs, we expect this revenue trend to continue into our fourth quarter of our 2005 fiscal year. As reflected above under "Variability of Revenues and Results of Operations", orders from our OEM customers are subject to rapid change or cancellation based on the demand for these particular cell phone products and our customers' decisions to continue to bundle our "in-box" carry solution with their products.  When these "in-box" programs end, and to the extent that the introduction of new cell phone models do not include our products as an accessory "in-box", or such new models do include our products as an accessory "in-box" but do not result in a comparable level of demand for our products, the level of our OEM cell phone product sales may decline significantly and rapidly from current levels.  As a result, it is difficult to assess the sustainability of this revenue trend beyond the fourth quarter of our 2005 fiscal year.

•      As more specifically described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, and updated for the purposes of this quarterly report on Form 10-QSB, as of  July 25, 2005, 663,750 shares of common stock (equal to an additional 9% of the number of shares of common stock issued and outstanding on such date) are issuable upon the exercise of stock options granted under our 1996 Stock Incentive Plan at exercise prices ranging from $1.75 to $15.91 per share to one or more of our executive officers, directors and employees.  Assuming the continuation of present market conditions in respect of the price of our common stock, we anticipate that employees who hold such stock options, including our two most highly compensated executive officers (who hold options covering an aggregate of 620,000 of the above stated number of such shares), will exercise all of the stock options they hold, including, in particular, options covering 370,000 shares of common stock that are due to expire on or before December 31, 2005.  The exercise of these options will have a further dilutive effect on earnings per share in future quarters, however, our cash position would be strengthened, the degree to which will depend on the number of options exercised.  In the 2005 Period, employees have exercised an aggregate of 1,180,000 options of a total of 1,813,750 options outstanding at the beginning of the 2005 Period.  The tax benefits accruing to the Company associated with the exercise of these options will be limited.  See the discussion under "-Liquidity and Capital Resources".

•      As discussed above at Note 5 to the consolidated financial statements included herein, and in greater detail under "Deferred Income Taxes" in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, at that date, we reduced the valuation allowance against our deferred income tax assets to zero.  Accordingly, for the three and nine-month periods ended June 30, 2005, and for future periods, assuming that we continue to generate U.S. taxable income, our results of operations no longer reflect any tax benefit attributable to the reduction of the allowance against deferred tax assets (as was the case in fiscal 2004 and 2003), and, instead, our consolidated statements of income show and will show United States Federal (as well as applicable state and foreign)  income tax expense at our effective tax rate applied to the amount of income before income taxes.

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

•      Our OEM customers' patterns of manufacturing their products and sourcing accessories for their products are changing and becoming more complex. Product manufacture is increasingly being outsourced by them to contract manufacturing firms in China and in Southeast Asia.  In addition, increasingly, such firms are also performing assembly and product packaging functions for their OEM customers, including the bundling of product accessories with the product.  As a consequence of this trend, we are increasingly distributing our carry solution products to the contract manufacturing firm.  In some cases, depending on our sales and payment arrangements with our OEM customers, we may invoice the contract manufacturing firm and not the OEM customer, and it is the contract manufacturing firm's credit to which we must look for payment and not that of our OEM "customer".  One result of this is that Asia is accounting for an increasing percentage of our sales revenues, as seen in the tables below.  In some, but not all, cases, the manufacturing firm is itself a large, multinational entity with significant financial resources.

Results of Operations for the 2005 Quarter Compared to the 2004 Quarter

Net income in the 2005 Quarter was $2,570,000 compared to net income of $350,000 in the 2004 Quarter, an increase of approximately $2,220,000 or 634%.  The increase was due to higher gross profit, primarily as a result of an increase in sales of cell phone carrying case products, offset in part by a significant increase in provision for income taxes. Basic and diluted earnings per share were $0.37 and $0.33, respectively, for the 2005 Quarter, compared to basic and diluted earnings per share of $0.06 and $0.05, respectively, for the 2004 Quarter.

Net Sales

Net sales increased $7,860,000 or 150% to $13,110,000 in the 2005 Quarter compared to $5,250,000 in the 2004 Quarter.  The increase in net sales was due to higher sales of cell phone carrying case solutions products, which increased $7,230,000, or 324%, and, to a much lesser extent, higher sales of carrying cases for blood glucose monitoring kits for diabetics, which increased $480,000, or 20%, as well as higher sales of other products. The tables below set forth approximate sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2005 Quarter 3 Months ended June 30, 2005 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$1.48	$4.48	$3.50	$9.46
Diabetic Products	0.91	0.66	1.27	2.84
Other Product Sales	0.61	0.01	0.19	0.81
Total*	$3.00	$5.15	$4.96	$13.11

Net Sales for 2004 Quarter 3 Months ended June 30, 2004 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$0.45	$1.17	$0.61	$2.23
Diabetic Products	0.75	1.13	0.48	2.36
Other Product Sales	0.62	0.03	0.02	0.67
Total*	$1.81	$2.33	$1.11	$5.25

* Tables may not total due to rounding.

Cell Phone Product Sales:

Our cell phone carry solutions products include carrying cases for handsets and camera attachments, plastic belt clips, carrying case straps and bags, hand straps, decorative faceplates and other attachments used to carry or enhance the appearance of cellular telephone handsets.

We sell these products directly to cell phone handset original equipment manufacturers including Motorola and Nokia.  Our cases are packaged as an accessory "in-box" with the handsets that are sold by our OEM customers.  In addition, under the Motorola license agreement we distribute our products as stand alone accessories directly to third party wholesalers and retailers in the EMEA region.  In January 2005, we entered into a one-year, renewable, non-exclusive license agreement with the French telecommunications company SAGEM relating to the distribution and sale of carry cases in the EMEA market. However, we do not expect a significant contribution to revenues under this license agreement in the fiscal year ending September 30, 2005.

Overall sales of cell phone products increased $7,230,000, or 324%, to $9,460,000 in the 2005 Quarter from $2,230,000 in the 2004 Quarter. Cell phone product sales include our OEM "in-box" sales to Motorola and Nokia, as well as sales under our license agreements with Motorola and SAGEM.  OEM cell phone product sales were very strong in the 2005 Quarter, continuing a trend of sharp, sequential revenue increases established in the first quarter of fiscal 2005.  OEM cell phone product sales for the 2005 Quarter totaled $9,080,000 compared to $1,630,000 in the 2004 Quarter, an increase of $7,450,000 or 457%.  The trend of revenue increases to higher than historical levels in the 2005 Quarter have been driven by three "in-box" programs:

•       An "in-box" program for which we supply the carry case and a cleaning cloth to Motorola for its "Razr®" phone, which contributed approximately $6,110,000 of  revenue in the 2005 Quarter;

•       An "in-box" program for which we supply the carry case, a hand strap and cleaning cloth to Nokia for its "Troubadix" (7650) handset, which contributed approximately $1,360,000 of revenue in the 2005 Quarter; and

•       An "in-box" program for which we supply the carry case to Motorola for its "Triplets" series of phones, which contributed approximately $490,000 of revenue in the 2005 Quarter.

Combined, these three "in-box" programs accounted for $7,960,000, or 84%, of our cell phone product revenues in the 2005 Quarter.

Sales to third parties under our license agreements with Motorola and SAGEM totaled $380,000 in the 2005 Quarter compared to $600,000 in the 2004 Quarter, a decrease of $220,000, or 37%, which we believe, in part, is a function of the strong take-up of new OEM handset models generally (including carry accessories "in-box" from numerous vendors), which tends to undercut demand for carry solutions sold through distributors and retailers in the after market.

Diabetic Product Sales:

We design to the order of and sell directly to OEMs carrying cases used by diabetics to carry their personal electronic, blood glucose monitoring kits. OEM customers for these carrying cases include Abbott Labs, Bayer, Lifescan (a subsidiary of Johnson & Johnson), and Roche Diagnostics.  Our carrying cases are packaged as an accessory "in-box" with the monitoring kits that are sold by our OEM customers.

Sales of cases for blood glucose monitoring kits increased $480,000, or 20%, to $2,840,000 in the 2005 Quarter from $2,360,000 in the 2004 Quarter. The increase was due primarily to higher sales to Lifescan, our largest OEM customer for these cases, and Bayer, which increased $350,000 and $380,000, or 36% and 100%, respectively. These increases more than offset declines in sales of these cases in the 2005 Quarter to Abbott Labs of $160,000, or 24%, and Roche of $90,000, or 33%, compared to the 2004 Quarter.  Sales of our carrying cases for OEM diabetic monitoring kits represented 22% of our total net sales in the 2005 Quarter compared to 45% total net sales in the 2004 Quarter, as a result of the increase in cell phone product sales revenues in the 2005 Quarter.

Other Product Sales:

We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By their nature, sales of these customized products to order vary from period to period without necessarily reflecting a significant trend in overall demand for these items.  Sales of other products increased $140,000 or 21% to $810,000 in the 2005 Quarter from $670,000 in the 2004 Quarter.

Gross Profit

Gross profit increased $2,930,000, or 163%, to $4,730,000 in the 2005 Quarter from $1,800,000 in the 2004 Quarter as a result of higher sales volume and, to a lesser extent, lower cost of goods sold as a percentage of sales. Gross profit as a percentage of total net sales increased to 36% in the 2005 Quarter from 34% in the 2004 Quarter due to lower freight, duties and customs costs and Hong Kong inspection costs as percentages of total net sales, which more than offset higher materials costs, as a percentage of sales as well as in absolute terms. Our freight costs depend in large part on the distance between our shipping points and our customers' facilities and on our sales terms to them.  In recent periods, an increasing percentage of our shipments have been routed within or to China directly from our Chinese contract manufacturers' facilities or from our Hong Kong distribution facility as certain of our customers have relocated manufacturing facilities to China or have outsourced their manufacturing to manufacturing firms with facilities in China.  This has had the effect of reducing freight, duties and customs costs as a percentage of sales.  Despite the significant increase in sales in the 2005 Quarter, freight, duties and customs costs increased only 33% in the 2005 Quarter from the 2004 Quarter and represented 2% and 3.9% of total net sales, respectively. We include the cost of operating our Hong Kong procurement and quality assurance facility as a component of our cost of goods sold. The costs of operating the Hong Kong facility were $580,000 and $380,000 or 4.4% and 7.2% of total net sales, for the 2005 Quarter and 2004 Quarter, respectively.  Other components of cost of goods sold also contributed to the improvement in margins.

Selling, General, and Administrative Expenses

Selling expenses increased $50,000, or 6%, to $850,000 in the 2005 Quarter from $800,000 in the 2004 Quarter due primarily to an increase in travel and entertainment expense, and small increases in other components of selling expense, offset in part by a reduction in royalty expense. Travel and entertainment expenses increased $30,000 in the 2005 Quarter compared to the 2004 Quarter primarily due to increased air travel to Asia in connection with our production operations.  The ratio of selling expenses to total net sales decreased to 7% in the 2005 Quarter compared to 15% in the 2004 Quarter due to the higher sales volume experienced in the 2005 Quarter.

General and administrative expenses decreased $30,000, or 5%, to $590,000 in the 2005 Quarter from $620,000 in the 2004 Quarter due primarily to a decrease in personnel expenses, offset in part by increases in professional fees, bad debt expense, and travel and entertainment expense, as well as increases in other components. Personnel expenses decreased $110,000 in the 2005 Quarter compared to the 2004 Quarter primarily as a result of timing differences in accruals for staff bonuses. Professional fees increased $40,000 in the 2005 Quarter compared to the 2004 Quarter due to higher legal and tax preparation fees. Bad debt expense increased $30,000 in the 2005 Quarter compared to the 2004 Quarter as a result of higher accounts receivables estimated to be uncollectible. Travel and entertainment expenses increased $20,000 in the 2005 Quarter compared to the 2004 Quarter due to increased air travel to Asia in connection with our production operations.

Income from Operations

Pretax income from operations increased $2,910,000 or 766% to $3,290,000 in the 2005 Quarter from $380,000 in the 2004 Quarter as a result of the increase in gross profit as described above, and, to a much lesser extent, the level of selling, general and administrative expenses, which remained essentially flat.

Other Income (Expense)

Total other income (expense) decreased $23,000 or 460% to expense of $28,000 in the 2005 Quarter compared to expense of $5,000 in the 2004 Quarter.

Foreign currency losses of $59,000 in the 2005 Quarter increased $49,000 from $10,000 in the 2004 Quarter due primarily to the weakening of the Euro relative to the U.S. Dollar and its impact on our Euro denominated assets and liabilities as of June 30, 2005. The weakness of the Euro during the 2005 Quarter resulted in foreign currency losses attributable to settlement of Euro denominated transactions. Because we had no interest bearing debt outstanding at any time during the 2005 Quarter and maintained higher average cash balances, our net interest income increased $25,000 in the 2005 Quarter to $30,000 compared to $5,000 in the 2004 Quarter.

Income Taxes

Our effective income tax rates were 21% and 8% in the 2005 Quarter and 2004 Quarter, respectively, and do not approximate the statutory federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes. Provision for income taxes increased $660,000 in the 2005 Quarter to $690,000 from $30,000 in the 2004 Quarter.  The provision in the 2005 Quarter consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes. In the 2004 Quarter other than for estimated federal alternative minimum tax and state taxes, we did not record a provision for U.S. income taxes, as we had sufficient net operating tax loss carryforwards available to offset the current U.S. taxable income for which we had recorded a valuation allowance.

                Results of Operations for the 2005 Period Compared to the 2004 Period

Net income in the 2005 Period was $5,950,000 compared to net income of $1,030,000 in the 2004 Period, an increase of approximately $4,920,000, or 478%.  The increase was due to higher gross profit, primarily as a result of an increase in sales of cell phone carrying case products, offset in part by a significant increase in provision for income taxes. Basic and diluted earnings per share were $0.90 and $0.82, respectively, for the 2005 Period, compared to basic and diluted earnings per share of $0.17 and $.016, respectively, for the 2004 Period.

Net Sales

Net sales increased $18,520,000 or 126% to $33,260,000 in the 2005 Period compared to $14,740,000 in the 2004 Period.  The increase in net sales was due to higher sales of cell phone carrying case solutions products, which increased $16,110,000 or 256%, and, to a much lesser extent, higher sales of carrying cases for medical monitoring kits for diabetics, which increased $1,500,000 or 22%, as well as higher sales of other products. The tables below set forth approximate sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2005 Period 9 Months ended June 30, 2005 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$4.01	$11.22	$7.18	$22.41
Diabetic Products	2.64	1.79	3.88	8.31
Other Product Sales	2.02	0.02	0.50	2.54
Total*	$8.67	$13.03	$11.56	$33.26

Net Sales for 2004 Period 9 Months ended June 30, 2004 millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$1.79	$3.64	$0.87	$6.30
Diabetic Products	2.63	3.25	0.93	6.81
Other Product Sales	1.53	0.06	0.04	1.63
Total*	$5.95	$6.96	$1.83	$14.74

* Tables may not total due to rounding.

Cell Phone Product Sales:

Overall sales of cell phone products increased $16,110,000, or 256%, to $22,410,000 in 2005 Period from $6,300,000 in the 2004 Period. Cell phone product sales include our OEM "in-box" sales to Motorola and Nokia, as well as sales under our license agreements with Motorola and SAGEM.

OEM cell phone product sales for the 2005 Period totaled $20,870,000 compared to $4,600,000 in the 2004 Period, an increase of $16,270,000, or 354%.  The higher than historical revenue levels experienced in the 2005 Period have been primarily driven by three "in-box" programs:

•      An "in-box" program for which we supply the carry case and a cleaning cloth to Motorola for its "Razr®" phone, which  contributed approximately $12,960,000 of revenue in the 2005 Period;

•      An "in-box" program for which we supply the case, a hand strap and cleaning cloth to Nokia for its "Troubadix" (7650) handset, which contributed approximately $3,900,000 of revenue in the 2005 Period; and

•      An "in-box" program for which we supply the carry case to Motorola for its "Triplets" series of phones, which contributed approximately $1,600,000 of revenue in the 2005 Period.

Combined, these three "in-box" programs accounted for $18,460,000, or 82%, of our cell phone product revenues in the 2005 Period.

Sales to third parties under our license agreements with Motorola and SAGEM totaled $1,540,000 in the 2005 Period compared to $1,700,000 in the 2004 Period, a decrease of $160,000 or 9%, which we believe, in part, is a function of the strong take-up of new OEM handset models generally (including carry accessories "in-box" from numerous vendors), which tends to undercut demand for carry solutions sold through distributors and retailers in the after market.

Diabetic Product Sales:

Sales of cases for blood glucose monitoring kits increased $1,500,000, or 22%, to $8,310,000 in the 2005 Period from $6,810,000 in the 2004 Period. The increase was due primarily to higher sales to Lifescan, our largest OEM customer for these cases, and Bayer, which increased $1,910,000 and $320,000 or 83% and 21%, respectively. These increases more than offset declines in sales of these cases to Abbott Labs of $710,000 or 31% and Roche of $50,000, or 8%, compared to the 2004 Period.  Sales of our carrying cases for OEM diabetic monitoring kits represented 25% of our total net sales in the 2005 Period compared to 46% total net sales in the 2004 Period, as a result of the increase in cell phone product sales revenues in the 2005 Period.

Other Product Sales:

Sales of other products increased $910,000 or 56% to $2,540,000 in the 2004 Period from $1,630,000 in the 2004 Period.

Gross Profit

Gross profit increased $7,140,000, or 144%, to $12,090,000 in the 2005 Period from $4,950,000 in the 2004 Period as a result of higher sales volume and, to a lesser extent, lower cost of goods sold as a percentage of sales. Gross profit as a percentage of total net sales increased to 36% in the 2005 Period from 34% in the 2004 Period due to lower freight, duties and customs costs and Hong Kong inspection costs as percentages of total net sales, which more than offset higher costs of raw materials, as a percentage of total net sales as well as in absolute terms. Our freight costs depend in large part on the distance between our shipping points and our customers' facilities and our sales terms to them. In recent periods, an increasing percentage of our shipments have been routed within or to China directly from our Chinese manufacturers' facilities or from our Hong Kong distribution facility as certain of our customers have relocated manufacturing facilities to China.  This has had the effect of reducing freight, duties and customs costs as a percentage of sales.  Despite the significant increase in sales in the 2005 Period, freight, duties and customs costs increased only 24% in the 2005 Period from the 2004 Period and represented 2% and 4% of total net sales, respectively. We include the cost of operating our Hong Kong procurement and quality assurance facility as a component of our cost of goods sold. The costs of operating the Hong Kong facility were $1,590,000 and $1,080,000 or 4.8% and 7.3% of total net sales, for the 2005 Period and 2004 Period, respectively.  Other components of cost of goods sold also contributed to the improvement in margins.

Selling, General, and Administrative Expenses

Selling expenses increased $170,000, or 8%, to $2,380,000 in the 2005 Period from $2,210,000 in the 2004 Period due primarily to increases in selling personnel expense, as well as lesser increases in other components, including travel and entertainment expense, advertising and promotion, and office expense, offset in part by a significant reduction in royalty expense. Selling personnel expenses increased $140,000 in the 2005 Period compared to the 2004 Period primarily due to higher, performance based bonus expense and employer taxes associated with compensation derived from the exercise of stock options, offset in part by lower recruitment and training costs.  Royalty expense decreased $50,000 or 14% in the 2005 Period compared to the 2004 Period due to the decrease in the schedule of minimum royalties provided in the new Motorola license agreement compared to the agreement that expired in September 2004. The ratio of selling expenses to total net sales decreased to 7% in the 2005 Period compared to 15% in the 2004 Period.

General and administrative expenses increased $250,000, or 15%, to $1,890,000 in the 2005 Period from $1,640,000 in the 2004 Period due to increases in personnel expenses,  professional fees, bad debt expense and travel and entertainment expense. Personnel expenses increased $120,000 in the 2005 Period compared to the 2004 Period primarily due to higher, performance based bonus compensation accrued in respect of the current fiscal year to executives in accordance with the terms of their employment agreements and employer taxes associated with compensation derived from the exercise of stock options.  Professional fees increased $100,000 in the 2005 Period compared to the 2004 Period due to higher legal and tax preparation fees. Bad debt expense increased $30,000 in the 2005 Period compared to the 2004 Period as a result of higher accounts receivables estimated to be uncollectible. Travel and entertainment expenses increased $10,000 in the 2005 Period compared to the 2004 Period due to increased air travel to Asia in connection with our production operations. These increases were offset in small part by reductions in other general and administrative expense components in the 2005 Period compared to the 2004 Period.

Income from Operations

Pretax income from operations increased $6,720,000 or 605% to $7,830,000 in the 2005 Period from $1,110,000 in the 2004 Period as a result of the increase in gross profit as described above, offset in minor part by the increase in selling, general and administrative expenses.

Other Income (Expense)

Total other income decreased $9,000 or 60% to $6,000 in the 2005 Period compared to $15,000 in the 2004 Period.  The components of this change are as follows:

Component	2005 Period	2004 Period	Change
Foreign currency (loss) gain	$(42,000)	$4,000	$(46,000)
Bad debt recovery	--	2,000	(2,000)
Loss on disposal	(4,000)	--	(4,000)
Net interest income	52,000	9,000	43,000
Totals:	$6,000	$15,000	$(9,000)

The increase in foreign currency losses of $46,000 is due primarily to the weakening of the Euro relative to the U.S. Dollar and its impact on our Euro denominated assets and liabilities as of June 30, 2005. The volatility of the Euro during the 2005 Period resulted in foreign currency losses attributable to settlement of Euro denominated transactions.

Because we had no interest bearing debt outstanding at any time during the 2005 Period and maintained higher average cash balances, our net interest income increased $43,000 in the 2005 Period compared to the 2004 Period.

Income Taxes

Our effective income tax rates were 24% and 8% in the 2005 Period and 2004 Period, respectively, and do not approximate the statutory federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes. Our provision for income taxes increased $1,790,000 in the 2005 Period to $1,880,000 from $90,000 in the 2004 Period.  The provision in the 2005 Period consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current United States state and foreign income taxes. Other than for estimated federal alternative minimum tax and state taxes, we did not record a provision in the 2004 Period for U.S. income taxes, as we had sufficient net operating tax loss carryforwards available to offset the current U.S. taxable income for which we had recorded a valuation allowance.

Liquidity and Capital Resources

During the 2005 Period, we generated $3,250,000 of cash from operations compared to the 2004 Period during which we generated $1,140,000 of cash.  Our operating cash flows in the 2005 Period consisted of net income of $5,950,000, adjusted for non-cash items including a tax benefit from exercise of stock options of $1,390,000, deferred income taxes of $180,000, and provisions for depreciation of $90,000, obsolete inventory of $90,000, and bad debts of $30,000. These cash flows were offset in part by net changes in working capital items of $4,480,000, consisting primarily of increases in accounts receivable and inventories of $6,160,000 and $470,000, respectively. These increases were offset in part by an increase in accounts payable of $1,790,000.  The higher levels of accounts receivable and accounts payable in the 2005 Period are attributable to our higher sales in the 2005 Period compared to the 2004 Period. The higher level of inventory in the 2005 Period is in support of existing sales orders. Operating cash flows in the 2004 Period resulted primarily from net income of $1,030,000, adjusted for non-cash items including depreciation expense of $90,000 and a provision for obsolete inventory of $130,000, plus changes in our working capital accounts. The inventory balance increased $180,000 in the 2004 Period to meet demand for our products based on existing sales orders. The increase in the inventory balance accounts for the increase in the accounts payable balance of $170,000 in the 2004 Period. Accrued liabilities decreased $180,000 in the 2004 Period primarily as a result of performance bonuses that were accrued as of September 30, 2003, and paid in the 2004 Period.

Net investing activities used $100,000 and $120,000 of cash in the 2005 Period and 2004 Period, respectively, in each case for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

Net financing activities generated $2,680,000 and $370,000 in cash during the 2005 Period and 2004 Period, respectively, from the issuance of common stock upon the exercise of stock options to purchase 1,180,000 and 237,000 shares, respectively, of common stock under our 1996 Stock Incentive Plan. In addition, during the quarter ended June 30, 2005, a director of the Company, sold shares of our common stock in transactions deemed to be short-swing sales in accordance with Section 16(b) of the Securities Exchange Act of 1934. Section 16(b) provides that any profits realized by an insider (including directors and officers) from a purchase and sale, or any sale and purchase, of an equity security of the issuer within any period of less than six months are recoverable by the issuer, irrespective of the intention of the insider in entering into such transaction. Accordingly, the director disgorged to us the profits realized from the stock sale in the amount of approximately $256,000. We accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds, net of tax, as an increase in additional paid-in capital in our financial statements.

 In connection with the exercises of stock options in the 2005 Period described above, the Company is entitled to deduct an aggregate of approximately $3,850,000 in respect thereof from income on its U.S. Federal incomes tax returns, but we do not believe, under applicable precedents, that the Company is entitled to deduct a further $6,470,000 (which would have reduced our future cash tax payments by approximately $2,410,000) otherwise permitted by Section 162(m) under the Internal Revenue Code of 1986, as amended, because of limitations existing under the terms of the Company's 1996 Stock Incentive Plan.  Such limitations on the deductibility of executive compensation have not and will not affect our reported net income.

At June 30, 2005, our current ratio (current assets divided by current liabilities) was 4.69; our quick ratio (current assets less inventories divided by current liabilities) was 4.44; and our working capital (current assets less current liabilities) was $17,240,000.  As of such date, we had no long-term debt balances outstanding.

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

In March 2005, Forward and Koszegi entered into a new credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit. The line expires in March 2006 and is renewable annually, at the discretion of the bank. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to maintain certain financial covenants including the  maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward.  At June 30, 2005, there were no outstanding borrowings or letter of credit obligations under this facility.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations has agreed to certain covenants, and an intercompany balance owed by Forward Innovations to Forward Industries secures Forward Innovations' obligations under the facility.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of June 30, 2005). At June 30, 2005, Forward Innovations is contingently liable to the bank under a letter of credit, issued on its behalf in the amount of  €224,000 (approximately $270,000 as of June 30, 2005) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. As of June 30, 2005, we have repurchased an aggregate of 102,600 shares at a cost of approximately $171,000, but none during the 2005 Period, under that authorization.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of June 30, 2005:

Contractual Obligation or Commitment	July 2005 - June 2006	July 2006- June 2008	July 2008 - June 2010	Thereafter
Employment & Consulting Agreements	$ 340,000	$ --	$ --	$ --
Operating Leases	178,000	113,000	--	--
License Agreements**	263,000	281,000	--	--
Totals	$ 781,000	$ 394,000	$ --	$ --

** The amounts shown as license agreement obligations represent the minimum amounts the Company will incur as a royalty expense under the terms of its Motorola license agreement.

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

PART II.  OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on April 21, 2005.  The following matters were voted upon at the Annual Meeting of Shareholders:

1.        Election of a Board of Directors

	Number of Shares Voted
Name	For	Withheld
Jerome E. Ball......................	6,124,847	42,847
Bruce Galloway..................	6,125,347	42,347
Edwin Levy.........................	6,104,605	63,089
Norman Ricken...................	6,125,347	42,347
Michael Schiffman.............	6,096,945	70,749

2.     Ratification of Kaufman, Rossin & Co., P.A. as the independent registered certified public accounting firm for the Company for the Fiscal Year ending September 30, 2005.

	Number of Shares Voted
	For	Against	Abstain
Ratify Kaufman & Rossin & Co., P.A. as the independent registered certified public accounting firm for the Company the Fiscal Year ending September 30, 2005....	6,164,551	1,412	1,731

ITEM 6.        EXHIBITS

EXHIBITS INCORPORATED BY REFERENCE:

3.0	ARTICLES OF INCORPORATION AND BY-LAWS
3.1	Certificate of Incorporation of the Company as amended (incorporated by reference to Exhibit 2(a) to the Form 10-SB)
3.2	By-Laws (incorporated by reference to Exhibit 2(b) to the Form 10-SB)
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

Dated:  July 25, 2005

FORWARD INDUSTRIES, INC.
                  (Registrant)

By: /s/Jerome E. Ball
Jerome E. Ball
Chairman and Chief Executive Officer

By: /s/Douglas W. Sabra
Douglas W. Sabra
Vice President, Chief Financial Officer and
Principal Accounting Officer