Form 10KSB
period 2005-09-30
FORWARD INDUSTRIES INC
filed 2005-11-18
CIK 38264

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

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

Common Stock, $.01 par value
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ]  No [X]

The issuer's revenues for its most recent fiscal year: $51,868,962

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

Approximately $174,361,053 based on the average of the closing bid price ($23.93) and closing asked price ($23.97), as reported on the NASDAQ SmallCap Market on November 10, 2005.

As of November 10, 2005, 7,833,538 shares of the issuer's common stock, $.01 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [ X ]

FORM 10-KSB ANNUAL REPORT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
FORWARD INDUSTRIES, INC.

Note Regarding Use of Certain Terms

            In this Annual Report on Form 10-KSB, unless the context otherwise requires, the terms "we", "our", and "the Company" refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; "Forward Industries" refers to Forward Industries, Inc.; "common stock" refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries' wholly owned subsidiary Koszegi Industries, Inc., an Indiana corporation; "Koszegi Asia" refers to Forward Industries' wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; "Forward Innovations" refers to Forward Industries' wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation; "you" refers to holders of Forward's common stock that are not affiliates (as such term is defined in Rule 144(a)(1) under the Securities Act of 1933) of Forward; "Commission" refers to the United States Securities and Exchange Commission; "Securities Act" refers to the United States Securities Act of 1933; "Exchange Act" refers to the United States Securities Exchange Act of 1934; Fiscal 2005 refers to our fiscal year ended September 30, 2005; Fiscal 2004 refers to our fiscal year ended September 30, 2004; Fiscal 2003 refers to our fiscal year ended September 30, 2003; "EMEA Region" means the geographic area encompassing Europe, the Middle East and Africa; and APAC Region means the Asia Pacific Region, encompassing Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam.

Forward-Looking Statements

This Annual Report contains forward-looking statements that are not based on historical fact and that involve predictions of future events based on assessments of certain risks, developments, and uncertainties.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe", or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual factors, developments, and events may differ materially from those assumed.  Such uncertainties, contingencies, and developments, including those discussed in Item 6 in Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors", could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among others, the following: our success in winning new business from our customers and against competing vendors; whether replacement "in box" programs that we win will be as successful as those that are replaced; levels of demand generally for cellular handsets and blood glucose monitoring devices for which we supply carry solutions; general economic and business conditions, nationally and internationally in the countries in which we do business; demographic changes; changes in technology, including developments in cellular handsets or the control of diabetes; increased competition; changes affecting, the loss of, one or more of our principal OEM customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this Annual Report and our other reports filed with the Commission.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns or results will not be materially lower than those that may be estimated.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Please consider carefully the Risk Factors disclosure contained in Item 6 of this Annual Report.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

We design, market, and distribute carry solutions for hand held consumer electronics products, including soft-sided carrying cases, bags, clips, hand straps, decorative face plates, and other accessories for cellular telephones, medical monitoring and diagnostic kits, cameras, and other consumer electronic products.  We sell these products in two different customer markets.  Our principal customer market is original equipment manufacturers, or "OEMs", of these consumer electronic products, who ship our products as accessories "in box" with their product offerings, and to an increasing extent the contract manufacturing firms of these OEM customers.  In Fiscal 2005, sales to OEM customers (or their contract manufacturers) accounted for 97% of our revenues.

Our second, and much smaller, customer market consists of wholesalers and retailers in the cell phone aftermarket to whom we sell carry solutions under non-exclusive licenses from Motorola, Inc. and SAGEM, respectively.  Under the Motorola license, we have been granted the rights to market such carry solutions bearing Motorola's trademarks in the EMEA Region and in the APAC Region.  Under the SAGEM license, we market such carry solutions bearing SAGEM's trademarks in the EMEA Region.  In Fiscal 2005, sales of licensed products accounted for 3% of our revenues.

Our suppliers custom manufacture our carrying cases and related products to our order based on our designs and know-how and to our customers' specifications. Typically, we ship these products to our OEM customers to be packaged with their consumer products prior to distribution and sale.  In the case of sale of carry solutions to our aftermarket customers under license, we ship these as stand alone stock units to wholesalers and retailers.  We do not manufacture any of the products that we sell and distribute.

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

In May 1994, we formed Koszegi Asia Ltd., or "Koszegi Asia", as a wholly owned, Hong Kong-based subsidiary of Forward Industries to facilitate a more nimble and robust carrying case procurement and quality control infrastructure and to further enhance our foreign sourcing capabilities. With Koszegi Asia's ability to source quality cases in China on short lead times, we determined that our domestic production capability was unnecessary, and we now source all our product supply from Chinese suppliers.  See "Product Supply."

In recent years we have focused on strengthening our sales and distribution network and commercial relationships with our key OEM customers.  We have been creative in addressing and responding to our OEM customers' needs to facilitate their distribution requirements. In addition, we have sought to strengthen our presence in secondary markets.  In July 2005, our license agreement with Motorola, renewed in October 2004, was amended to expand the licensed territory to include the APAC Region as well as the EMEA Region.  In February 2005 we entered into a license agreement with SAGEM, a French multinational electronics firm, for the distribution of cell phone carry solutions bearing the SAGEM trademarks throughout the EMEA Region.  In May 2001, we formed Forward Innovations GmbH, a wholly owned Swiss subsidiary of Forward Industries, or "Forward Innovations", to facilitate distribution of licensed products as well as to further develop our OEM European business presence.  Forward Innovations has allowed us to better serve our European customers.   See "Marketing and Distribution.

Products

Through our wholly owned subsidiaries, Koszegi and Forward Innovations, we design and market to our customers' orders carry solutions for hand held consumer electronics, including soft-sided carrying cases, bags, clips, hand straps, decorative faceplates, and other accessories made of leather, nylon, vinyl, plastic, PVC and other synthetic fabrics. Our products are used by consumers for carrying or transporting portable electronic products such as cellular telephones, blood glucose monitoring kits, cameras, and other consumer hand held electronic devices. Our carrying cases are designed to enable these devices to be stowed in a handbag, briefcase, or backpack, clipped to a belt, or carried in a pocket.

Cases for Cellular Handsets. We sell carrying cases and related accessory products for cellular telephone handsets to OEM handset suppliers and, under license, to retailers and wholesalers.  These products include carry cases for cell phone handsets, cases for handset camera attachments, handset plastic belt clips, carrying case straps and bags, decorative faceplates, wrist straps, cleaning cloths, and other accessory products.  Our selling prices for these products vary widely, depending on the specific product, terms of the order, quantity ordered, and distribution channel, and generally range from $.60 or less to $8.00 per unit in the case of licensed product sales.  In the case of sales to OEM customers, the manufacturer or its contract supplier includes the cases or other accessories "in box" as a custom accessory for the cellular handset.  In the case of sales of licensed products, we sell and ship these products as separately packaged, aftermarket accessories to third party distributors under our license agreements with Motorola and SAGEM.

Cases for Medical Kits.  We sell our medical monitoring and diagnostic kit carrying cases directly to original equipment manufacturers of electronic blood glucose monitoring kits for personal use by diabetics.  We typically sell these cases at prices ranging from $0.60 to $2.80 per unit.  The manufacturer or its contract supplier includes the cases "in box" as a custom accessory for its blood glucose testing and monitoring kits.  The kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer's logo and designed to fit the glucose monitor, testing strips and lancets. We believe that users of these monitoring kits may purchase new kits as frequently as every two years, depending on advances made in the blood glucose measurement technology and functionality.  As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet.

Other Carrying Case Products.  We also sell carrying cases, belt clips, and other carry and storage solutions for a diverse array of other portable electronic and other products, including cases for cameras, MP3 players, retail bar code scanners, and a variety of other products.  Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design the carry solution.

Product Development.  In our OEM business, typically we receive product orders in connection with our customer's introduction and rollout to market of a new product which the customer has determined to accessorize and customize with our products.  Our OEM customers provide us with the desired functionality, size and other basic specifications for the carrying case or other product, including the OEM's identifying logo imprint on the product.  Our in-house design and production staff develops detailed design options and more detailed product specifications for our customer's evaluation, and in conjunction with our customer we then engage in the process of refinement of design and specifications.  Working with our suppliers, we furnish our customer with product samples.  Once our customer approves a product sample for commercial introduction and order, we work with our suppliers to ensure conformity to the definitive product samples and specifications.  Manufacture and delivery of products in production quantities is then coordinated with our OEM customer's manufacturing and shipment schedules so our carry solutions can be boxed with the consumer electronic product.

In the case of sales of branded products pursuant to our license agreements,  we market carrying cases and related accessory products for cell phone handsets based on our own designs or designs furnished by our licensor.  Our in-house design staff develops detailed design options and more detailed product specifications for the licensor's evaluation.   We work with our licensors to refine design specifications and subsequently submit production samples for approval.  Upon approval, we offer such products to retailers and other distributors in the licensed territory.  Licensed products have, to date, been manufactured for both inventory and customer order.

Research and development costs are not material to our business.

Marketing, Distribution, and Sales

Geographic Sales Distribution

We sell our products globally.  The percentages of net sales to customers by their geographic location for the fiscal years ended September 30, 2005, 2004, and 2003 are as follows:

	Percentage of Net Sales by Geographic Location for the Fiscal Years Ended September 30,
	2005	2004	2003
United States	23%	40%	60%
EMEA	41%	45%	38%
Other (primarily Asia)	36%	15%	2%
Total	100%	100%	100%

The variability of percentages of sales to customers by geographic location during these periods, and in particular the increasing importance of Asia, is attributable to fluctuations in order flow from our large OEM customers and, increasingly, the fact that, in certain cases, our OEM customers have outsourced product manufacture to contract manufacturers located in China or elsewhere in Asia.  See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report.

Sales Force

During the fiscal years ended September 30, 2005 and 2004, approximately 95% and 90%, respectively, of total net sales were made directly by our employees, who work on a salaried (plus incentive bonuses) and not a commission basis. Depending on their customer accounts and whether sales are made to OEM customers or under license, such employees are based in our executive offices in Florida, in Switzerland, or in Hong Kong.  The remaining sales were made through independent sales representative organizations, which receive a commission averaging 5% of the net sales amount.

Channels of Distribution

We have two channels of distribution for our products: first, direct to our OEM  customers, which package our carry solutions products in box with their products, although increasingly, we may ship directly to the OEM customer's contract manufacturer, which similarly packages our products in box  The second distribution channel for our products is under our license agreements, as separately packaged carry solution accessories bearing our licensor's trademarks to distributors and retailers for sale in the aftermarket.  In the three fiscal years ended September 30, 2005, 2004 and 2003, approximately 97%, 89%, and 88%, respectively, of our net sales were made to OEM customers (or their contract manufacturers), and sales of licensed products designed and developed by us  under license accounted for approximately 3%, 11%, and 12%, respectively, of total net sales.

OEM Product Sales. In the three fiscal years ended September 30, 2005, 2004, and 2003, OEM products sales for cellular phone handsets accounted for 67%, 34%, and 30%, respectively, of our total net sales, and OEM product sales for blood glucose monitors accounted for approximately 23%, 43%, and 50%, respectively, of our total net sales. In the three fiscal years ended September 30, 2005, 2004, and 2003, approximately 7%, 11%, and 8%, respectively, of total net sales represented sales of carrying cases for products other than blood glucose monitoring kits or cellular phone handsets: these include custom cases for cameras, portable oxygen tanks, bar code scanners, MP3 players and other consumer electronic devices.

Of our approximately 200 active customers, five customers, including their subsidiaries, affiliates, or contract manufacturers, accounted for approximately 88% of our total net sales in Fiscal 2005. Our principal customers include Motorola, Inc. and Nokia Corp ("Nokia"), for cellular telephone carrying cases and accessories, and Abbott Laboratories ("Abbott"), Bayer Healthcare LLC, ("Bayer") and Lifescan, Inc. ("Lifescan"), a subsidiary of Johnson and Johnson, for carrying cases for diabetic monitoring kits.  These customers package our cases or other accessories "in box" with their branded products, or use them as promotional items.  Our three largest customers in terms of our net sales are Motorola, Inc., Lifescan, and Nokia.  Motorola, Inc. (together with its respective international affiliates, "Motorola"), is our largest OEM customer, accounting for approximately 56% and 25%, respectively, of total net sales in the fiscal years ended September 30, 2005 and 2004, respectively (excluding sales of Motorola-branded products to third parties under our license agreement).  In the fiscal years ended September 30, 2005 and 2004, sales of cases for Lifescan diabetic monitoring kits accounted for approximately 12% and 15%, respectively, of our total net sales. Nokia accounted for approximately 11% and 9%, respectively, of our total net sales in the fiscal years ended September 30, 2005 and 2004, primarily for carrying cases, hand straps and cleaning cloths. The loss of any of the above named customers would have a material adverse effect on our business, results of operations and financial condition. See "Item 6.  Management's Discussion and Analysis-Variability of Revenues and Results of Operations;-Risk Factors-Our business is characterized by a high degree of customer concentration.  Three significant customers accounted for 79% of revenues in Fiscal 2005, and five customers accounted for 88% of revenues in Fiscal 2005; the loss of, or material reduction in orders from, any of these customers would materially and adversely affect our results of operations and financial condition."

Licensed Product Sales.  We have entered into non-exclusive licenses with each of Motorola and SAGEM which grant us the right to sell cell phone carry cases and other accessories branded with their respective trademarks in designated territories.  The SAGEM license is not material to our revenue or expenses.

Motorola License.  Effective October 1, 2004, we entered into a new license agreement with Motorola pursuant to which we are granted the non-exclusive right to sell cellular telephone handset carry cases and other carry solutions bearing Motorola trademarks in the EMEA Region.  The license permits us to sell and distribute such licensed products based on our proprietary designs or Motorola designs directly to third party distributors, including wholesalers and retailers in the EMEA Region.  This license agreement, which expires on December 31, 2007, unless earlier terminated in accordance with its terms, modifies and continues the arrangements to sell licensed products bearing Motorola trademarks in the EMEA Region under the initial license agreement that we entered into with Motorola effective January 2001 and which expired September 30, 2004.  In July 2005 the current license was amended to expand the licensed territory to include the APAC Region in consideration of payment of additional royalties on actual sales in that territory.

Under the current agreement we are required to pay royalties to Motorola based on specified percentages of the revenue derived from the sale of licensed products to third parties, depending upon the terms of the sale, and we have guaranteed to pay Motorola minimum royalty payments over the following three contract periods relating to the EMEA Region (the discussion below does not include the minimum royalties payable in respect of sales in the APAC Region, which are calculated separate and apart from the royalties in respect of EMEA Region sales):

  Contract Period 1:  October 1, 2004 to December 31, 2005
  Contract Period 2:  January 1, 2006 to December 31, 2006
  Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum royalty payment to Motorola for Contract Period 1 is $375,000, or $300,000 annualized.  Prior to the end of Contract Period 1 and Contract Period 2, the Company and Motorola have agreed that, at such times, they will establish new minimum royalty amounts for Contract Period 2 and Contract Period 3, respectively.  If the Company is unable to reach agreement at either such time with Motorola on the minimum royalty payment for Contract Period 2 or Contract Period 3, as the case may be, then the parties have agreed that the minimum royalty payment for the ensuing relevant period may not be less than seventy-five per cent (75%) of the annualized royalties payable in respect of actual sales for the prior contract period, provided, however, that in no event shall the minimum royalty in such ensuing contract period be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of the prior period's annualized minimum royalty.

As to APAC Region sales and royalties, which we do not believe will be material during the fiscal year ending September 30, 2006, we are currently engaged in market research in various Asian markets and are preparing to develop distribution channels in these markets.

Sales to third parties of licensed products under the Motorola agreement accounted for approximately 3% and 11% of our total net sales in the fiscal years ended September 30, 2005, and 2004, respectively.

In addition to other customary terms and conditions typical of agreements of this kind, we may be required to indemnify Motorola in respect of damage to its intellectual property, to cause our designated manufacturers to comply with certain terms of the manufacturing agreement to which they are a party pursuant to the license, or to incur costs and expenses in other respects.  See "Item 6.  Management's Discussion and Analysis-Risk Factors" for a discussion of indemnification obligations, manufacturing compliance and certain other risks under the license agreement.

Computer Carrying Case Initiative

In addition to marketing carry solutions to OEM customers in the cellular phone and blood glucose monitoring kit markets, we began an initiative in October 2003 to target OEM manufacturers and distributors of laptop, handheld, and notebook computers, a market for our independent product lines of cases that we previously exited in fiscal 2001.  Our new strategy in this market is similar to that in our cellular phone and blood glucose kit markets-the distribution and sale of carrying cases to OEMs, as well as distributors, to their specifications.  We believe that the laptop, handheld, and notebook computer market constitutes a natural complement for our existing markets and involves similar design, manufacturing, execution, and distribution competencies and characteristics.  As a key part of this initiative, in October 2003 we hired a senior sales executive with extensive experience in the market for laptop, handheld, and notebook computer carrying cases to lead our development efforts in this regard.  Because this carrying case market is characterized by longstanding relationships between the OEM and the carrying case supplier, we anticipate that this market will take time to develop before significant revenue contributions, if any, may be realized.

Credit Risk

We sell our products on credit terms customary in the industry.  Historically we have not had significant credit problems with our customers. Our significant OEM customers are large, multi-national companies with good credit histories. None of these customers is or has been in default to us, and payments are generally received from them on a timely basis. Three customers, including their international affiliates, accounted for approximately 88% of the Company's accounts receivable at September 30, 2005. In recent quarters, certain of our OEM customers have requested that we ship product to their designated contract manufacturer and invoice such manufacturers for the products to be included in box with the cellular handsets or blood glucose monitors assembled by such contract manufacturers.  In these cases, even though our order flows originate with and depend on our relationship with the OEM, our credit risk lies with the contract manufacturer.  Our OEM customer does not guarantee the credit of the contract manufacturer to whom the OEM requests us to ship, and such orders may be significant in volume from time to time.  In most cases, these contract manufacturers are themselves major multinational enterprises with good credit histories.  Any failure of any such customer (or its contract manufacturer) to pay part or all the sums owed to us when due could have a material adverse effect on our liquidity, business prospects, and results of operations.  See "Item 6. Management's Discussion and Analysis-Risk Factors."

Foreign Exchange Risk

Certain of our OEM customers have established sales and manufacturing operations in China.  In addition, as noted above, certain of these or other OEM customers may outsource manufacturing of the products with which our carrying case solutions are packaged "in box" to contract manufacturers that are located in China or in Southeast Asia.  Our payment and remittance arrangements with certain customers may subject these arrangements to Chinese or other local currency regulations.  We may be required to invoice in local currency and take payment in local currency or U.S. dollars, in some cases through intermediaries that possess foreign exchange licenses.  In the event that any foreign government were to impose regulatory restrictions on the ability to effect conversion of local currency into U.S. dollars, repatriation of U.S. dollars or other currencies to the United States, or payment in any form to foreign business entities, or were to impose or enforce tighter restrictions on foreign exchange license holders, our receipt or recognition of U.S. dollars in payment, directly or indirectly, of invoices for sales of our products could be delayed or otherwise affected.  If this were to affect receipt or recognition of material amounts of revenues, our liquidity or results of operations could be materially and adversely affected.   See "Item 6. Management's Discussion and Analysis-Risk Factors."

Product Supply

Manufacturing. The manufacture of custom carrying cases and other carry solution products generally consists of die cutting fabrics, principally leather and vinyl, heat sealing, gluing, sewing and decorating (affixing logos) by means of silk screening, hot-stamping, embroidering or embossing. The principal materials used in the manufacture of our products are vinyl, nylon, leather, metal and plastic parts (such as clips, buckles, loops, and hinges and other hardware), foam padding and cardboard, all of which are obtained according to our specifications from Chinese suppliers.  We do not believe that any of the component materials or parts used by our suppliers in the manufacture of our products is supply constrained.  We believe that there are adequate available alternative sources of supply for all of the materials used to manufacture, package, and ship our products.

Suppliers.  We procure all our supply of carrying solutions products from independent suppliers, each of which is a Chinese business entity located in China.  We purchased approximately 82% and 81% of our products from five such suppliers in Fiscal 2005 and Fiscal 2004, respectively. One supplier accounted for approximately 35% and 40% of our product purchases in Fiscal 2005 and Fiscal 2004, respectively.  See Note 1 to the Consolidated Financial Statements set forth in Item 7 of this Annual Report.

We do not have minimum supply requirement agreements with these or other suppliers to guarantee us supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of these suppliers. However, from time to time, we may order products from our suppliers in anticipation of receiving a customer order to meet required delivery times and, if our customer cancels the order or we fail to receive the customer order, we may be required to comply with the supply order, which would result in a loss to us as these are generally custom manufactured products unfit for sale to other customers.

We believe that other suppliers could provide us similar products on comparable terms. However, a switch to a different supplier could delay shipment of product resulting in a loss of sales that could affect our operating results and adversely influence our relationship with the affected customer.  In addition, under our license agreement with Motorola our selection of a new supplier to manufacture licensed products is subject to Motorola's approval.

Product Sampling and Quality Control.  Upon award of an OEM order win, our design and production staff works closely with our customer to finalize product designs and specifications and with our suppliers to coordinate production schedules, conformity to design specifications, and quality control.  Depending on the customer's requirements, the product involved, and time from sampling to commercial order, our production staff, working in conjunction with our marketing department, may submit samples and refinements thereof to the customer between one and three times per product before approval for production is granted.  Once the sampling process is completed for a specific product, commercial orders may be received and accepted.  For most orders, our Chinese suppliers deliver product to Koszegi Asia's Hong Kong warehouse.  To ensure that product manufacturing by foreign contractors meets our standards, Koszegi Asia's quality control inspection facility in Hong Kong inspects incoming product. This facility is responsible for inspection of all our Asian outsourced, outbound production. In addition, insofar as some OEM customers have relocated certain of their manufacturing and shipping facilities to China, or have outsourced their manufacturing function to contract manufacturers in China, one of our China-based suppliers has begun to supplant our Hong Kong facility in the quality control and assurance function with respect to product destined for delivery in China in order to avoid unnecessary time, expense, and potential tax and custom issues that would arise in transshipment to Hong Kong and back to China.  We have entered into arrangements with this supplier to reimburse it for expense incurred in the quality control and assurance function, which is conducted under supervision of employees of Koszegi Asia.  These expenses are reflected in cost of goods sold in our results of operations. In January 2004, our Hong Kong inspection facility renewed its ISO 9001:2000 quality certification.

When Koszegi Asia's Hong Kong inspection and quality control facility approves carry solutions products for shipment, the products are typically shipped on container carrier vessels. In certain cases, at the customer's request, we will ship by air freight or transfer products to a customer's location in Hong Kong. Most ocean-going shipments bound for the Untied States are off-loaded at the port of Los Angeles or San Francisco, but certain customers arrange for shipments to East coast ports, such as Miami or Philadelphia. European shipments generally are routed via Rotterdam, Frankfurt, or London.  Disruptions or delays in off-loading cargo at any of these domestic or foreign ports as a result of labor disputes, physical damage to port facilities or otherwise may delay shipments to our customers and cause re-routing of containers to ports with open facilities.  See "Item 6. Management's Discussion and Analysis-Risk Factors-Our shipments of products via container freight to customers in the United States and Europe are subject to delays or cancellation at port facilities due to work stoppages or slowdowns, damage caused by weather or terrorism and congestion due to inadequacy of equipment and other causes."

We ship our products to our customers by common carrier.

Insurance

            We maintain commercial loss and liability, business interruption, and general claims and other insurance customary for our business. We do not maintain credit insurance for our trade accounts receivable.

Competition

The business in which we engage is highly competitive in terms of product pricing, design, delivery terms, and customer service.  In the production of carrying cases and related carry solutions for OEM products, we estimate that we compete with approximately 1,500 United States and foreign producers and distributors.  Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an extensive product design capability, rapid response time to customer requests for proposals and product shipment, competitive pricing, reliable product delivery, and product quality.  We believe that our ability to compete based on product quality assurance considerations is enhanced by the local presence of our Hong Kong and outsourced Chinese quality control and shipment facilities.

Employees

At September 30, 2005, we had 51 full-time employees, of whom 3 are employed in executive capacities, 7 are employed in administrative and clerical capacities, 15 are employed in sales and sales support capacities, and 26 are employed in sourcing, quality control, and warehouse capacities. In addition, we use full-time temporary workers, of whom there were 20 such temporary workers as of September 30, 2005, primarily quality control inspectors in our Hong Kong quality control facility. The number of temporary employees varies depending on production requirements. We consider our employee relations to be satisfactory.  None of our employees is covered by a collective bargaining agreement.

Since June 2003, we have employed our U.S. employees through a co-employment agreement with ADP TotalSource, a Professional Employer Organization. As a co-employer, the objective is that ADP TotalSource assume many of the legal and administrative responsibilities of human resources management, health benefits, workers' compensation, payroll, payroll tax compliance, 401(K) plan administration and unemployment insurance.

Regulation and Environmental Protection

Our products are subject to various regulations in various jurisdictions, including the United States and member states of the European Community, that restrict the use or importation of products manufactured with compounds deemed to be hazardous.  We work with our suppliers to ensure compliance with such regulations.  In addition, from time to time one or more customers may require testing of our products to ensure compliance with applicable consumer safety rules and regulations.  Compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any material effect upon our capital expenditures, earnings, or competitive position.  Under our license agreement with Motorola, we may be responsible for ensuring our Chinese suppliers' compliance with applicable regulations, including, among others, those relating to worker safety, child labor laws, and environmental protection.

We have not been engaged in any environmental litigation or incurred any material costs related to compliance with environmental or other regulations.

ITEM 2 - DESCRIPTION OF PROPERTY

We lease approximately 10,000 square feet of office and warehouse space at 1801 Green Road, Pompano Beach, Florida, through Koszegi Industries Inc., our wholly owned subsidiary. Under the terms of the lease, which expires in June 2007, the monthly rent is approximately $10,000. We use this office space as our executive office and our United States sales office.

We lease approximately 11,700 square feet of warehouse and office space in Hong Kong, at a monthly rental of approximately $8,000 through Koszegi Asia Ltd., our wholly owned subsidiary, under a lease that expires in May 2006. We use this space as our quality control inspection facilities for products purchased from our China suppliers.

Forward Innovations, our Swiss subsidiary, leases approximately 2,000 square feet of office space in Cham, Switzerland, at a monthly rental of approximately $2,000.  This lease is on a month-to-month basis and can be cancelled by us with a six-months' notice.  Our landlord cannot cancel the lease prior to October 2008.  We use this facility as our EMEA sales and administrative office.

We believe that each of the foregoing leased properties is adequate for the purposes for which it is used. All leases are with independent third parties.  We believe that the loss of any lease would not have a material adverse effect on our operations as we believe that we could identify and lease comparable facilities upon approximately equivalent terms.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2005, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders in the fourth quarter of our fiscal year ended September 30, 2005.  We anticipate that the annual meeting of shareholders in respect of the fiscal year ended September 30, 2005, will be held in April 2006.

PART II

ITEM 5 - MARKET FOR COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for common stock. The principal market for our common stock is the NASDAQ SmallCap Market. Our common stock is traded under the symbol "FORD". The following table sets forth the high and low closing bid quotations for our common stock on the NASDAQ SmallCap Market for each quarter in the last two fiscal years. These represent prices between dealers, exclusive of retail markup, markdown, or commission and do not necessarily represent actual transactions.

	Bid Price Information for Common Stock*
	Fiscal 2005		Fiscal 2004
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$ 4.57	$ 2.02	$2.85	$2.08
Second Quarter	$13.45	$ 3.42	$3.15	$1.94
Third Quarter	$23.37	$10.27	$3.75	$2.08
Fourth Quarter	$29.81	$15.91	$2.88	$1.90

*High and low bid price information as furnished by The Nasdaq Stock Market Inc.

On November 10, 2005, the closing bid quotation for our common stock was $23.93.

As recently as October 2002, Nasdaq advised us that our common stock did not meet the minimum price requirements for continued listing on the Nasdaq SmallCap Market under the Nasdaq Marketplace Rules and that our common stock would be delisted for failing to maintain a minimum bid price of $1.00 in accordance with Marketplace Rule 4310(c)(4). Ultimately, we maintained our Nasdaq listing without interruption. As of November 10, 2005, we believe that the Company complies with the Nasdaq Marketplace Rules in all material respects.   See "Item 6. Management's Discussion and Analysis-Risk Factors."

Holders of common stock. As of  November 2, 2005, there were approximately 140 holders of record of our common stock, excluding approximately 14,000 beneficial holders whose shares are held in street name.

Dividends. We have not paid any cash dividends on our common stock since 1987 and do not plan to pay cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs, and other factors, as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Recent sales of unregistered securities. During Fiscal 2005, we did not issue and sell any shares of common stock, or securities exercisable for or exchangeable into common stock, or any other securities that were not registered under the Securities Act of 1933.

Securities authorized for issuance under equity compensation plans. For information relating to this topic, see Item 11 of this Annual Report.

Purchase of Equity Securities

No repurchases of common stock were made in the open market under our previously announced corporate stock buyback program or otherwise during Fiscal 2005.  Under the stock buyback program, which was announced in September 2002 and amended in January 2004, we repurchased 36,400 shares of our common stock in the open market during the first three quarters of Fiscal 2004. Of the 400,000 shares of common stock subject to repurchase under the program, increased to 486,200 in January 2004, we purchased an aggregate of 102,600 shares at an aggregate cost of approximately $171,000.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this Annual Report as Item 7.  This Annual Report on Form 10-KSB contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution you that forward-looking statements are not guarantees of future performance, developments or events; such statements identify important  risks and uncertainties; and actual results, developments and events may differ materially from those in the forward-looking statements as a result of various factors, including those set forth under the caption "Risk Factors." We disclaim any responsibility to update the forward looking statements contained herein.  Please refer to the discussion of "Forward Looking Statements" set forth on page 3 of this Annual Report.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  Specifically, we analyze the age of receivable balances, our historical bad debts write-off experience, and our customers' creditworthiness to determine the appropriate allowance for doubtful accounts. At September 30, 2005, our allowance for doubtful accounts was approximately $51,000 compared to $27,000 at September 30, 2004.  Increases to this account are reflected in the general and administrative expense line of our statement of income and amounted to approximately $26,000 in Fiscal 2005.  Decreases to this account are the result of bad debt write-offs against the allowance and not the result of a change in accounting estimate.  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, taking on new customers, changes in customer circumstances, or other factors could have a material effect on the required allowance.

Inventory Valuation

We use certain estimates and judgments to value our inventory. Our inventory is recorded at the lower of cost or market. The majority of our inventory consists of finished goods that are custom made by our suppliers based on firm orders from our customers and held for our account.  We do, however, periodically stock inventory in anticipation of orders from our customers when it appears to us commercially advantageous to do so. We also hold inventory in support of our license agreements. Each quarter, we evaluate our ending inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. We establish an allowance for inventory that is considered obsolete or slow moving and physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $0.1 million at September 30, 2005, and September 30, 2004. The cost of obsolete inventory is included in cost of goods sold on our statement of income and was approximately $0.1 million in Fiscal 2005 and Fiscal 2004.

The vast majority of our production is made to customer specifications.  If a customer elects not to accept delivery or defaults on a purchase order or commitment, additional inventory write-downs or reserves may be required and would be reflected in cost of goods sold in the period the revision is made. Historically, actual inventory valuation results have not deviated significantly from those previously estimated by us.

Deferred Income Taxes

In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current income tax expense together with assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We had approximately $0.2 million and $0.8 million of deferred tax assets at September 30, 2005, and September 30, 2004, respectively. No valuation allowances were recorded in respect of these deferred tax assets as of such dates.

Management evaluates our deferred tax assets on a quarterly basis and assesses the need for valuation allowances. Our deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income, and the impact of our tax planning strategies. We record a valuation allowance to reduce deferred tax assets when it is determined, on a more likely than not basis, that we will not be able to use all or part of our deferred tax assets. During the fourth quarter of Fiscal 2004, as part of our periodic evaluation of the need for a valuation allowance against our deferred tax assets, which at that time consisted primarily of accumulated net operating losses in respect of prior years, we determined that the future realization of our entire deferred tax assets was more likely than not. Accordingly, we reduced the valuation allowance to zero at September 30, 2004, resulting in a net tax benefit in our statement of income for the fiscal year then ended.

In the event that it should be subsequently determined that we can not, on a more likely than not basis, realize all or part of our deferred tax assets, if any, in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made. Changes in our deferred tax assets are reflected in the tax expense (benefit) line of our consolidated statements of income.  See "Results of Operations-Trends in Results of Operations" below and Note 5 to the Financial Statements in Item 7 of this Annual Report.

Variability of Revenues and Results of Operations

Because the predominant percentage of our sales revenues is highly concentrated in a few large customers, and because the timing and volumes of these customers' order flow to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are highly variable and subject to significant changes over a relatively short period of time.

We depend for the predominant proportion of our sales revenues on OEM orders from our five largest customers (or their contract manufacturers), each of which is a large, multinational corporation.  Each of these customers launches many different products and purchases products accessories, such as carrying cases, from many different vendors.  When we are selected to supply a carry solution for a specific product and launch, we may not know or be able to predict the frequency or volumes of our customers' orders, or the duration of such orders (which will depend on the product's life cycle, or acceptance in the market), all of which depend on our customers' ongoing assessments of the product's relative contribution to their businesses, as well as other factors.  Our OEM customers may keep products for which our carry solutions have been selected to be packaged "in-box" in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles and new product introductions, and our customers' competitors' product offerings.  Short product life cycles are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition among vendors is high, and industry technical standards are subject to continuing change.

Demand for our products depends on demand for our OEM customers' products as well as our customers' decisions to continue to bundle our "in-box" carry solution with their products.  In Fiscal 2005, our results of operations were driven to higher than historical levels by the success of three "in box" programs containing our carry solutions.  When these three "in-box" programs wind down and end, and to the extent that the introduction of new cell phone models do not include our products as an accessory "in-box", or such new models do include our products as an accessory "in-box" but do not result in a comparable level of demand for our products, factors that we can not predict and are beyond our control, the level of our OEM cell phone product sales may decline significantly and rapidly from current levels.  It is generally difficult to assess the sustainability of the success of any in box program, and thus of any trend in revenues and results of operations, more than one quarter forward.

As a result, our quarterly revenue levels are susceptible to a high degree of variability and are difficult to predict more than a quarter into the future.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, its orders from us by amounts that are material to our business.  These factors make the increases in revenues and net income experienced in Fiscal 2005 not atypical of the volatility we can experience in our results of operations and can lead to equally large and rapid changes in periods of declining revenues.

Results of Operations

The following discussion and analysis should be read in conjunction with our Audited Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.  The following discussion and analysis compares our consolidated results of operations for the fiscal year ended September 30, 2005 ("Fiscal 2005"), with those for the fiscal year ended September 30, 2004 ("Fiscal 2004"), and our consolidated results of operations for Fiscal 2004 with those for the fiscal year ended September 30, 2003 ("Fiscal 2003"), and is based on or derived from such Audited Consolidated Financial Statements, or "financial statements", included elsewhere in this Annual Report.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.  There have been no material changes in critical accounting estimates since September 30, 2004.

Trends in Results of Operations

  Net sales increased $31.8 million or 158%, to $51.9 million in Fiscal 2005 from $20.1 million in Fiscal 2004, reflecting a fiscal year-long trend of sharp, sequential quarterly revenue increases in cell phone product sales that began with the first quarter of Fiscal 2005. This trend of increases in revenues and net income to higher-than-historical levels has been largely driven by three "in-box" programs, which accounted for 60% of our total net sales in Fiscal 2005.  One of these in-box programs accounted for 47% of total net sales in Fiscal 2005.  As reflected above under "Variability of Revenues and Results of Operations", our revenues and net income are subject to a high level of variability in the ordinary course.  Based on current confirmed and anticipated orders for these "in-box" programs received in respect of the first quarter of the fiscal year ending September 30, 2006, as well as orders in the rest of our cell phone, medical monitoring kit and other product lines, we anticipate that these three "in-box" programs will continue to be the predominant driver of our results of operations for such quarter, resulting in higher sales than those recorded in the first quarter of Fiscal 2005, but not approaching the exceptional levels of sales achieved in the fourth quarter of Fiscal 2005. We do not anticipate that the projected sales levels for the first quarter of the fiscal year ending September 30, 2006, will necessarily establish a permanent reversal of the trend established in Fiscal 2005. See "Risk Factors" below for a discussion of product concentration risk.

  As previously reported, and updated for purposes of this Annual Report, as of November 17, 2005, 236,650 shares of common stock (equal to an additional 3% of the number of shares of common stock issued and outstanding on such date) are issuable upon the exercise of stock options granted under our 1996 Stock Incentive Plan at exercise prices ranging from $1.75 to $15.91 per share to one or more of our executive officers, directors and employees.  Assuming the continuation of present market conditions in respect of the price of our common stock, we anticipate that employees who hold such stock options, including our two most highly compensated executive officers (who hold options covering an aggregate of 200,000 of the above stated number of such shares), will exercise all of the stock options they hold, including, in particular, options covering 25,000 shares of common stock that are due to expire on or before December 31, 2005.  In Fiscal 2005, employees and directors exercised an aggregate of 1,607,100 options of a total of 1,843,750 options outstanding at the beginning of Fiscal 2005, increasing shares issued and outstanding by 26% during the period.

  We believe, under applicable regulations and precedents, that the tax benefits accruing to the Company associated with the exercise of the options discussed in the foregoing paragraph are limited.  Under such regulations and precedents, because of limited compliance with Internal Revenue Code Section 162(m) criteria existing in respect of the terms and conditions of the Company's 1996 Stock Incentive Plan, and the circumstances of the grants of such options, we will be unable to claim full deductions in respect of the exercise of these employee stock options under Section 162(m) of the Internal Revenue Code, to the effect of $16.7 million in foregone deductions, equal to an after-tax amount of approximately $5.9 million.  See the discussion under "Liquidity and Capital Resources".

  As discussed at Note 5 to the consolidated financial statements included herein, and above under "Deferred Income Taxes", at September 30, 2004, we reduced the valuation allowance against our deferred income tax assets to zero.  Accordingly, for Fiscal 2005 and future periods, assuming that we continue to generate U.S. taxable income, our results of operations will not reflect any tax benefit attributable to the reduction of the allowance against deferred tax assets (as was the case in Fiscal 2004 and Fiscal 2003), and, instead, our consolidated statements of income show and will show United States Federal (as well as applicable state and foreign) income tax expense at our effective tax rate applied to the amount of income before income taxes.

  Our OEM customers' manufacturing and sourcing operations in respect of accessories for their products are changing and becoming more complex. Product manufacture is increasingly being outsourced by them to contract manufacturing firms in China and in Southeast Asia.  In addition, increasingly, such firms are performing assembly and product packaging functions, including the bundling of product accessories such as ours with the product.  As a consequence of this trend, we are increasingly distributing our carry solution products to the contract manufacturing firm on behalf of our OEM customer.  In some cases, depending on our sales and payment arrangements with our OEM customers, we may invoice the contract manufacturing firm and not the OEM customer.  Therefore, it is the contract manufacturing firm's credit to which we must look for payment in such cases and not that of our OEM "customer".  This may alter the credit profile of our customer base and may involve significant purchase order volumes.  In some, but not all cases, the manufacturing firm is itself a large, multinational entity with significant financial resources.  A second result of this trend toward origination of orders from Asia is an increase in gross profit percentage because of the reduction in freight, duties, and customs costs.  See the discussion of gross profit below. A third result is that Asia has in recent periods accounted for an increasing percentage of our sales revenues, as seen in the tables below.

Results of Operations for Fiscal 2005 Compared to Fiscal 2004

Net Income

Net income in Fiscal 2005 was $9.4 million compared to net income of $1.9 million in Fiscal 2004, an increase of $7.5 million or 395%.  The increase was due to higher gross profit, predominantly as a result of the increase in sales of cell phone carrying case products, offset in part by a significant increase in provision for income taxes. Basic and diluted earnings per share were $1.37 and $1.26, respectively, for Fiscal 2005, compared to basic and diluted earnings per share of $0.32 and $0.30 respectively, for Fiscal 2004.

Net Sales

Net sales increased $31.8 million or 158% to $51.9 million in Fiscal 2005 compared to $20.1 million in Fiscal 2004. The increase in net sales was due to higher sales of cell phone carrying case solutions products, which increased $27.3 million or 294%, and, to a much lesser extent, higher sales of carrying cases for blood glucose monitoring kits for diabetics, which increased $3.2 million or 37%, as well as higher sales of other products. The tables below set forth approximate sales by product line and geographic locations of our customers for the periods indicated.

Net Sales for Fiscal 2005 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$5.0	$18.9	$12.7	$ 36.6
Diabetic Products	3.7	2.4	5.7	11.8
Other Product Sales	3.0	--	0.5	3.5
Total*	$11.7	$21.3	$18.9	$ 51.9

Net Sales for Fiscal 2004 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$2.7	$5.3	$1.3	$ 9.3
Diabetic Products	3.3	3.7	1.5	8.6
Other Product Sales	2.0	0.1	0.2	2.3
Total*	$8.0	$9.1	$3.0	$ 20.1

* Tables may not total due to rounding.

Cell Phone Product Sales:

Our cell phone carry solutions products include carrying cases for handsets and camera attachments, plastic belt clips, carrying case straps and bags, screen cleaners, decorative faceplates, and other attachments used to carry or enhance the appearance of cellular telephone handsets.

We design to the order of and sell these products directly to cell phone handset original equipment manufacturers Motorola and Nokia.  Our cases are packaged as an accessory "in-box" with the handsets that are sold by our OEM customers.  In addition, under our license agreements with Motorola and SAGEM, we distribute our products as separately packaged accessories directly to third party wholesalers and retailers in the EMEA Region and, under the Motorola license, the APAC Region.

Total sales of cell phone products increased $27.3 million or 294%, to $36.6 million Fiscal 2005 from $9.3 million in Fiscal 2004. Cell phone product sales include OEM "in-box" sales to Motorola and Nokia, as well as sales under our license agreements.  OEM cell phone product sales were unusually strong in Fiscal 2005, with the full year revenues reflecting a trend of sharp, sequential quarterly revenue increases established in the first quarter of Fiscal 2005 and continuing throughout all four quarters.  OEM cell phone product sales for Fiscal 2005 totaled $34.8 million compared to $6.9 million in Fiscal 2004, an increase of $27.9 million or 404%.

The trend of revenue increases to higher than historical levels in each quarter of Fiscal 2005 has been driven by three "in-box" programs for cellular handsets: the Motorola "Razr"® and "Triplets" handsets, and the Nokia "Troubadix" (7650) handset, which contributed approximately 47%, 4%, and 9%, respectively, of total net sales to Fiscal 2005 results. Combined, these three "in-box" programs accounted for $31.1 million or 85%, of our cell phone product net sales and 60% of our total net sales in Fiscal 2005.

Sales to third parties under our license agreements totaled $1.5 million in Fiscal 2005 compared to $2.1 million in Fiscal 2004, a decrease of $0.6 million or 29%, which we believe, in part, is a function of the strong take-up of new OEM handset models in the broad market generally (including carry accessories "in-box" from numerous vendors), which tends to undercut demand for carry solutions sold through distributors and retailers in the after market.

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

Sales of cases for blood glucose monitoring kits increased $3.2 million or 37%, to $11.8 million in Fiscal 2005 from $8.6 million in Fiscal 2004. The increase was due primarily to higher sales to Lifescan, our largest OEM customer for these cases, and Bayer, sales to whom increased $3.0 million and $0.8 million, or 100% and 44%, respectively. These increases more than offset a $0.5 million decline in sales to other customers.  OEM sales of carrying cases for blood glucose monitoring kits represented 23% of our total net sales in Fiscal 2005 compared to 43% total net sales in Fiscal 2004, the result of the increase in cell phone product sales revenues in Fiscal 2005.

Other Product Sales:

We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players, and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By the nature of our distribution in this market, sales of these customized products to order in their product category vary from period to period without necessarily reflecting a significant trend in overall demand for these items. Sales of other products increased $1.2 million or 52% to $3.5 million in Fiscal 2005 from $2.3 million in Fiscal 2004.

Gross Profit

Gross profit increased $11.8 million, or 174%, to $18.6 million in Fiscal 2005 from $6.8 million in Fiscal 2004 primarily as a result of higher sales volumes and, to a lesser extent, higher gross profit percentage. Gross profit as a percentage of total net sales increased to 35.8% in Fiscal 2005 from 33.8% in Fiscal 2004 due to lower freight, duties, and customs costs and Hong Kong inspection costs as percentages of total net sales, which more than offset higher materials costs, which increased 4.4% as a percentage of sales. Our freight costs depend in large part on the distance between our shipping points and our customers' facilities and on our sales terms to them.  In recent periods, an increasing percentage of our shipments have been routed within or to China directly from our Chinese suppliers' facilities or from our Hong Kong distribution facility as certain of our customers have relocated manufacturing facilities to China or have outsourced their manufacturing to manufacturing firms with facilities in China, where "in box" packaging of products with associated accessories is performed.  This has had the effect of reducing freight, duties, and customs costs as a percentage of sales.  Despite the significant increase in sales in Fiscal 2005, freight, duties, and customs costs increased only 17.5% in Fiscal 2005 from Fiscal 2004 and represented 1.9% and 4.3% of total net sales, respectively. We include the cost of operating our Hong Kong procurement and quality assurance facility as a component of our cost of goods sold. The costs of operating the Hong Kong facility were $2.3 million and $1.4 million or 4.5% and 7.2 % of total net sales, for Fiscal 2005 and Fiscal 2004, respectively.  Other components of cost of goods sold also contributed to the improvement in margins.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $1.1 million, or 22%, to $6.2 million in Fiscal 2005 from $5.1 million in Fiscal 2004 due primarily to higher personnel expenses and professional fees.  Personnel expenses increased $0.8 million, or 25%, to $4.0 million from $3.2 million primarily as a result of higher performance-based bonuses paid to executive officers, additional payroll taxes associated with the exercise of stock options, and increased benefit costs. Professional fees increased $0.2 million to $0.4 million due primarily to higher legal fees and accounting fees associated with the company's regulatory and tax filings. Changes in other selling, general, and administrative accounts were not material.

Pretax Income

Pretax income increased $10.8 million or 635% to $12.5 million in Fiscal 2005 from $1.7 million in Fiscal 2004 as a result of the increase in gross profit as described above, offset in small part by the increase in operating expense.

Income Taxes

Our effective income tax rate was 25% in Fiscal 2005 versus a tax benefit in Fiscal 2004.   The rate does not approximate the statutory federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes, to which income recorded by Forward Innovations and Koszegi Asia is subject.  Provision for income taxes increased $3.3 million in Fiscal 2005 to $3.1 million of expense compared to a tax benefit of $0.2 million in Fiscal 2004.  The provision in Fiscal 2005 consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes. The benefit recorded in Fiscal 2004 resulted from removing a valuation allowance we previously established with respect to our deferred tax assets.

We have in the past considered the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their unrepatriated earnings.  At September 30, 2005, those cumulative earnings were approximately $4.9 million.  On October 22, 2004, the American Jobs Creation Act of 2004, or the "Act", became law. The Act creates a one-time tax incentive for United States corporations to repatriate accumulated income earned abroad by providing a tax deduction equal to 85% of the dividends received for certain foreign earnings that are repatriated.  We are currently evaluating the impact of the Act and have not determined if it would be constructive as a strategic fiscal matter for us to make any repatriation under this new law.  We expect to complete this evaluation during Fiscal 2006.

Results of Operations for Fiscal 2004 compared to Fiscal 2003

Net Income

Net income in Fiscal 2004 increased $0.5 million or 34% to $1.9 million, compared to net income of  $1.4 million in Fiscal 2003, driven by a $0.7 million increase in gross profit due to higher sales volume, offset in part by a decline in other income and increased operating expenses.  Net income in both periods was also benefited by significant reductions in the valuation allowance with respect to deferred tax assets.  Basic and diluted earnings per share were $0.32 and $0.30, respectively, in Fiscal 2004 compared to $0.25 and $0.24 per share, respectively, in Fiscal 2003. See Note 10 to the Consolidated Financial Statements.

Net Sales

Net sales increased $1.2 million or 6% to $20.1 million in Fiscal 2004 compared to $18.9 million in Fiscal 2003.  The increase in net sales was due to increased sales revenues for cell phone carrying cases and other carry solutions products, which increased $2.1 million or 30%, and, to a lesser extent, a stronger Euro compared to the U.S. Dollar in Fiscal 2004, which contributed approximately $0.4 million or 31% of the overall sales increase. These increases were offset in part by the decline in sales revenues for carrying cases for medical monitoring kits for diabetics of $0.8 million. The tables below set forth approximate sales by product line and geographic location of our customers for Fiscal 2004 and Fiscal 2003.

Net Sales for Fiscal 2004 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$2.7	$5.3	$1.3	$ 9.3
Diabetic Products	3.3	3.7	1.5	8.6
Other Product Sales	2.0	0.1	.2	2.3
Total*	$8.0	$9.1	$3.0	$ 20.1
Net Sales for Fiscal 2003 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$3.4	$3.5	$0.3	$ 7.1
Diabetic Products	5.7	3.7	--	9.4
Other Product Sales	2.2	--	0.2	2.4
Total*	$11.3	$7.2	$0.5	$ 18.9

* Tables may not total due to rounding.

Diabetic Product Sales

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

Sales of cases for blood glucose monitoring kits decreased $0.8 million or 9% to $8.6 million in Fiscal 2004 compared to sales of $9.4 million in Fiscal 2003 primarily as a result of product mix issues. While unit sales actually increased in Fiscal 2004 compared to Fiscal 2003, certain customers elected to purchase lower priced carrying cases for inclusion with the monitoring kits. The results in this product area for Fiscal 2004 occurred during a period of change for certain of our customers.  One customer shifted production to Asia from the United States, which was largely responsible for the decline in sales of diabetic kits to United States customers of approximately $2.3 million or 41% in Fiscal 2004 compared to Fiscal 2003.  In addition, two other major customers combined as a result of the acquisition of TheraSense by Abbott Laboratories in April 2004.  Combined sales to Abbott Laboratories and TheraSense accounted for approximately 13% and 16% of our sales during Fiscal 2004 and Fiscal 2003, respectively.

Sales of our carrying cases for OEM diabetic monitoring kits represented 43% of our total net sales in Fiscal 2004 compared to 50% of total net sales in Fiscal 2003, in part due to the increase in cell phone product sales revenues in Fiscal 2004.

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

Sales of cell phone products increased $2.1 million or 30% to $9.3 million in Fiscal 2004 from $7.1 million in Fiscal 2003.  The increase was due to higher sales to Nokia, particularly in Europe, where our overall net sales benefited from the strong Euro relative to the U.S. Dollar, and higher sales to third parties under our Motorola license agreement. Nokia sales increased $1.7 million or 566% to $2.0 million in Fiscal 2004 from $0.3 million in Fiscal 2003, as our vendor relationship with Nokia strengthened. Sales to third parties under our Motorola license agreement increased $0.6 million or 39% to $2.2 million in Fiscal 2004 from $1.6 million in Fiscal 2003. OEM sales to Motorola (including its subsidiaries and affiliates) declined  $0.4 million or 8% to $4.9 million  in Fiscal 2004 from $5.3 million in Fiscal 2003, bringing the net increase in sales of Motorola-related products (OEM and under the license) to $0.2 million or 2% in Fiscal 2004.

Other Product Sales

We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By their nature, sales of these customized products to order vary from period to period without necessarily reflecting a significant trend in overall demand for these items.  Sales of other products decreased $0.1 million or 4% to $2.3 million in Fiscal 2004 compared to $2.4 million in Fiscal 2003.

Gross Profit

Gross profit increased $0.7 million or 11% to $6.8 million in Fiscal 2004 from $6.1 million in Fiscal 2003 as a result of our higher sales volume and, to a lesser extent, lower cost of goods sold as a percentage of sales. Gross profit as a percentage of net sales increased to 34% in Fiscal 2004 from 32% in Fiscal 2003 due primarily to lower shipping costs as a result of the relocation of certain customers' manufacturing and distribution operations to China, closer to our inspection and sourcing facility.  Product mix affects our gross profit margin, as we generally receive a lower margin on diabetic products than on cell phone products. Product mix within our cell phone product line also affects our gross profit margin as sales under our Motorola license agreement generally command a higher gross profit than sales to OEM customers. During Fiscal 2004, increased sales of cell phone products offset the impact of lower margin diabetic product sales on our overall gross profit.  As noted above, our OEM customers for diabetic carrying cases purchased lower cost, lower margin carrying cases in Fiscal 2004, which further affected gross margin in that market.

Selling, General and Administrative Expenses

Total Selling, General and Administrative expenses were relatively well controlled in Fiscal 2004, increasing $0.1 million or 3% to $5.1 million in Fiscal 2004 from $5.0 million in Fiscal 2003, as increases in selling expenses more than offset a decline in general and administrative expense. Operating expenses as a percentage of net sales remained consistent at 26% in Fiscal 2004 and 2003.

Selling expenses increased $0.3 million or 11% to $3.0 million in Fiscal 2004 from $2.7 million in Fiscal 2003 due to an increase in selling personnel expense and royalty expense, offset in part by reductions in other selling expense components. Selling personnel expenses increased $0.3 million or 16% in Fiscal 2004 from Fiscal 2003 primarily due to the salary impact of the hire in October 2003 of a sales executive to pursue the computer carrying case market, the employment of an additional sales representative in our Swiss office, and adjustments to selling personnel compensation. The ratio of selling expenses to net sales increased in Fiscal 2004 to 15% compared to 14% in Fiscal 2003.  The increase in selling expenses was partially offset by lower general and administrative expenses, primarily from lower wages and consulting expenses in the amount of $0.2 million due to the expiration in December 2003 of a consulting contract with our former chief executive officer and other staffing changes in our accounting department.

Pretax and Other Income

Pretax income from operations increased $0.4 million or 36% to $1.7 million in Fiscal 2004, compared to $1.3 million in Fiscal 2003, as a result of the increase in gross profit as described above, offset in part by the increase in selling expenses.

Total other income (expense) was negligible in Fiscal 2004. Total other income (expense) in Fiscal 2003 of $0.1 million was comprised primarily of foreign currency gains.

Income Taxes

We recorded a tax benefit of approximately $0.2 million in Fiscal 2004 and Fiscal 2003 due to a reduction in the valuation allowance associated with our deferred tax assets.  At September 30, 2003, we had gross deferred tax assets totaling approximately $1.3 million for which we had previously recorded a valuation allowance of approximately $0.9 million to reduce the tax assets to their expected realizable value of $0.4 million. The primary component of our deferred tax assets is our federal tax net operating loss (NOL) carryforward in the United States. FASB Statement No. 109, Accounting for Income Taxes, requires that we reduce our tax assets by recording a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized."  At September 30, 2004, based upon evidence considered by us, including such factors as levels of profitability in recent years and our forecast income, we determined that a valuation allowance was no longer required and eliminated the valuation allowance entirely.  The reduction in valuation allowance, netted against our Fiscal 2004 tax provision, resulted in a tax benefit of $0.2 million and a deferred tax asset of $0.8 million at September 30, 2004.  The primary component of the deferred tax asset is approximately $0.5 million attributable to our NOL and would require approximately $1.5 million of U.S. taxable income to fully utilize, assuming a 34 percent tax rate.  We will continue to monitor the likelihood of realization of the benefits of our deferred tax assets and may record an allowance in future periods if the benefit of the asset becomes less certain.  See Note 5 to the Consolidated Financial Statements.

Liquidity and Capital Resources

During Fiscal 2005, we generated $7.1 million of cash from operations compared to $2.1 million of cash generated in Fiscal 2004. Our operating cash flows in Fiscal 2005 consisted of net income of $9.4 million, increased by $0.7 million for non-cash items, including $0.5 million of deferred income taxes, a $0.1 million provision for depreciation, and a $0.1 million provision for obsolete inventory. These cash flows were offset in part by net changes in working capital items of $3 million, consisting primarily of increases in accounts receivable and inventories of $9.1 million and $0.4 million, respectively, which were offset, in part, by increases in accounts payable of $3.3 million and accrued expenses of $3.2 million, respectively.  The higher levels of accounts receivable and accounts payable in Fiscal 2005 are attributable to higher levels of sales in Fiscal 2005 compared to Fiscal 2004. The higher level of inventory in Fiscal 2005 is in support of existing sales orders. The increase in accrued expenses is primarily a result of higher payroll and income taxes payable plus accrued personnel expenses,  including performance-based bonuses and salaries, offset in part by a tax benefit from the exercise of stock options.

Operating cash flows in Fiscal 2004 resulted primarily from net income of $1.9 million, adjusted by non-cash items including deferred taxes of $0.4 million depreciation expense of $0.1 million, a provision for obsolete inventory of $0.1 million, plus changes in our working capital accounts. The inventory balance increased $0.2 million in Fiscal 2004 to meet demand for our products based on existing sales orders. The increase in the inventory balance accounts for the increase in the accounts payable balance of $0.7 million in Fiscal 2004.

Net investing activities used $0.1 million in Fiscal 2005 and Fiscal 2004 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

Net financing activities generated $3.8 million and $0.4 million in cash during Fiscal 2005 and Fiscal 2004, respectively, primarily from the issuance of common stock upon the exercise of stock options to purchase approximately 1.6 million and 0.2 million shares, respectively, of common stock under our 1996 Stock Incentive Plan. In addition, during Fiscal 2005 a director of the Company sold shares of common stock in transactions deemed to be short-swing sales in accordance with Section 16(b) of the Exchange Act. Section 16(b) provides that any profits realized by an insider (including any director or officer) from a non-exempt purchase and sale or sale and purchase of an equity security of the issuer within any period of less than six months are recoverable by the issuer, irrespective of the intention of the insider in entering into such transaction. Accordingly, the director disgorged to us the profits realized from the stock sale in the amount of approximately $0.3 million. We accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds, net of tax, as an increase in additional paid-in capital in our financial statements.

In connection with the exercises of stock options in Fiscal 2005 described above, the Company is entitled to deduct an aggregate of approximately $5.98 million in respect thereof from income on its U.S. Federal income tax returns, but we do not believe, under applicable regulations and precedents, that the Company is entitled to deduct a further $16.7 million (which would have reduced our future cash tax payments by approximately $5.9 million) otherwise permitted by Section 162(m) under the Internal Revenue Code of 1986, as amended, because of limitations in compliance with Section 162(m) criteria existing in respect of the terms and conditions of the Company's 1996 Stock Incentive Plan and the circumstances of the grants of such options.  Such limitations on the deductibility of equity based executive compensation have not and will not affect our reported provision for income taxes.

At September 30, 2005, our current ratio (current assets divided by current liabilities) was 4.19; our quick ratio (current assets less inventories divided by current liabilities) was 4.04; and our working capital (current assets less current liabilities) was $22.6 million.  As of such date, we had no short- or long-term debt balances outstanding.

Our primary sources of liquidity are cash on hand, our operating cash flow, our bank credit facilities, and, under current market conditions, exercises of employee stock options until such options are exercised or they expire. The primary demands on our working capital are: our accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders and we order from our suppliers; and our commitments under our license agreement with Motorola. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. However, it is possible that, if one of our significant original equipment manufacturer customers places an unusually large order with us at a time when our cash on hand and/or our credit facility could not accommodate the increased demands on our working capital, we might have to seek additional sources of liquidity. Although there can be no assurance, we believe that, under such circumstances, we could obtain an increase in our credit facility or obtain necessary funds under an additional facility.

We anticipate that our liquidity and financial resources for the ensuing fiscal year will be adequate to manage our financial requirements.

In March 2005, Forward and Koszegi entered into a new credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit. The line expires in March 2006 and is renewable annually, at the discretion of the bank, subject to our submission of satisfactory financial information and other documentation. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to maintain certain financial covenants including the  maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward.  At September 30, 2005, there were no outstanding borrowings or letter of credit obligations under this facility.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans. In connection with this facility, Forward Innovations has agreed to certain covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of September 30, 2005). At September 30, 2005, Forward Innovations is contingently liable to the bank under a letter of credit, issued on its behalf in the amount of €224,000 (approximately $270,000 as of September 30, 2005) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. As of September 30, 2005, we had repurchased an aggregate of 102,600 shares at a cost of approximately $0.2 million, but none during Fiscal 2005, under that authorization.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of September 30, 2005.

We have entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability on our balance sheet.  Effective October 1, 2004, we entered into a new license agreement with Motorola for the use of certain trademarks of Motorola in connection with the sale and distribution of cell phone carry solutions products to be sold throughout the EMEA Region.  Under the terms of the license agreement, we are required to pay Motorola a royalty based upon a percentage of our net sales to third parties of licensed products within the EMEA Region. The license requires us to make minimum guaranteed royalty payments to Motorola over the following three contract periods:

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

If we elect to terminate the license before December 31, 2007, we would be required to pay the balance, if any, of the minimum guarantee for the contract period in effect at the date of cancellation. Motorola has not guaranteed us a minimum amount of revenues we will receive from the sale of the licensed products, and there can be no assurance that we will generate sufficient revenues from the sale of licensed products to recoup the minimum royalty payments that we are obligated to pay to Motorola. In Fiscal 2005, we recognized approximately $1.5 million in sales of licensed products to third parties pursuant to the license.

The foregoing discussion does not reflect the July 2005 amendment to the license agreement that extends the licensed territory to include the APAC Region.  Sales and minimum royalties payable in respect of the APAC Region, which are calculated separate and apart from the royalties in respect of EMEA Region sales, are not expected to be material in the fiscal year ending September 30, 2006.

Effective November 1, 2005, we extended the employment agreements of two of our executive officers by one year so that these agreements expire on December 31, 2006.  Effective July 1, 2005, we amended the employment agreement of Mr. Sabra, such that the term of his agreement is to expire on December 31, 2008.  These agreements provide for minimum salary levels, incentive bonuses that become payable if specified management goals are attained, and other benefits. The aggregate commitments for future payments under these agreements excluding bonuses and other benefits, is reflected in the table below. Under certain conditions, as defined in the agreements, any or all of such executives may terminate their respective agreements and receive a lump sum payment equivalent to six months of their base salary plus the ratable portion of any bonus to which the Executive would have been entitled in the year of termination.  See "Item 10. Executive Compensation-Employment Agreements."

Contractual Obligation or Commitment	October 2005 - September 2006	October 2006- September2008	October 2008 - September 2010	Thereafter
Employment & Consulting Agreements	$ 715,000	$ 503,000	$ 46,000-	$ --
Operating Leases	167,000	82,000	--	--
License Agreements**	287,000	313,000	--	--
Totals	$ 1,169,000	$ 898,000	$ 46,000	$ --

** The amounts shown as license agreement obligations represent the minimum amounts the Company will incur as a royalty expense under the terms of its Motorola license agreement.

Off-balance sheet arrangements

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities.

Risk Factors

Please read the note regarding "Forward Looking Statements" that appears on page 3 of this Annual Report.

During Fiscal 2005, we had a high level of product sales concentration.  The quarterly trend of sharply increasing revenues and net income experienced during that period is probably not sustainable and may at some point, reverse in the fiscal year ending September 30, 2006

            Three "in box" programs accounted for approximately 60% of our revenues during Fiscal 2005, and one of these programs accounted for approximately 47% of our revenues during this period.  The popularity of these OEM customers' products drove unit volumes in our cellular phone carrying case product lines to higher levels of revenue and net income in each quarter during the period, unusually high for us in view of historical results of operations.  As the popularity of these OEM cellular phone products matures and, inevitably, declines, and these product offerings of our OEM customers are over time replaced by other cellular phone models, the revenues we derive from the carrying cases packaged in box with these three cellular phone products will inevitably decline, perhaps precipitously.  While we anticipate that we will win new "in box" business from these OEM customers for new cellular phone offerings that they are planning to introduce, there can be absolutely no assurance that the popularity of the models for which we achieve new "in box" wins will be comparable to the popularity of the models that drove our revenues and net income during Fiscal 2005.  If the models for which we are awarded new "in box" business in the fiscal year ending September 30, 2006, are less popular than those driving the trend of increasing revenue and net income in Fiscal 2005, or if awards of new in box business decline, and if revenues and gross margins in our other product lines do not make up the difference, our revenues and net income will decline in the fiscal year ending September 30, 2006 compared to that for Fiscal 2005.

Our business is characterized by a high degree of customer concentration.  Three significant customers accounted for 79% of total net sales in Fiscal 2005, and five customers accounted for 88% of total net sales in Fiscal 2005; the loss of, or material reduction in orders from, any of these customers would materially and adversely affect our results of operations and financial condition

The predominant percentage of our sales revenues is concentrated in five, and particularly in three, large OEM customers.  In Fiscal 2005, direct sales to Motorola, together with its international affiliates, accounted for approximately 56% of our total net sales, or approximately $29 million (which amount excludes approximately 3% of our total net sales, or $1.5 million of sales of Motorola products to approximately 60 third party distributors under our license agreement).  Lifescan, a Johnson and Johnson subsidiary, accounted for approximately 12%, and Nokia accounted for approximately 11% of our sales in Fiscal 2005.  Two other large customers accounted for approximately 9% of our Fiscal 2005 sales. The loss  of any of these key customers (whether as a result of such customers purchasing their carry solution requirements from another vendor, deciding to manufacture their own carrying cases or eliminating the inclusion of our carrying cases with their products) would have a material adverse effect on our financial condition, liquidity and results of operations.

At any time, a significant percentage of our accounts receivable risk may be concentrated in a small number of customers

Three customers accounted for approximately 88% of our accounts receivable at September 30, 2005. The failure to receive or collect such amounts when, and as, due could have a material adverse effect on our financial condition, liquidity, and results of operations.

Future revenues are difficult to predict and are likely to show significant variability as a consequence of customer concentration

Because our sales revenues are highly concentrated in a few large customers, and because the volumes of these customers' order flows to us are highly variable, and can fluctuate markedly in a short period of time, our quarterly revenues, and consequently our results of operations, are highly variable and subject to significant changes over a relatively short period of time.

Each of these customers launches many different products and may purchase products accessories, such as carrying cases, from many different competing vendors.  When we are selected to supply a carry solution for a specific product and launch, we may not be in a position to know the frequency or volumes of our customers' orders, or the duration of such orders (which will depend on the product's life cycle), all of which depend on our customers' ongoing assessments of the product's relative contribution to their businesses, as well as other factors.  Our OEM customers may keep products for which our carry solutions have been selected to be packaged "in-box" in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles, new product introductions, and our customers' competitors' product offerings.  Short product life cycles are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition among vendors is high, and industry technical standards are subject to continuing change.

            All of this makes our quarterly revenue levels susceptible to a high degree of variability and difficult to predict more than a quarter or two into the future.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increase or decrease the size(s) of, or eliminate, their orders from us by amounts that are material to our business.  These factors make the increases in revenues and net income experienced in Fiscal 2005 representative of the volatility we can experience in our results of operations and can lead to equally large and rapid changes in periods of declining revenues.

Our gross margins, and therefore our profitability, vary considerably by customer and therefore across our product lines, and if the relative revenue contribution from one or more OEM customers changes materially, relative to total revenues, our gross profit percentage may decline

            Our gross profit margins vary widely depending on the customer, order size, market in which they are sold and the types of carrying cases sold.  In addition, there is a broad range of selling prices within our soft-sided carrying cases product line, and there is also a broad range of selling prices between, for example, soft-sided carrying cases and other carry solutions such as straps, clips and camera attachment cases.  Because of the broad variability in price ranges and product types, we anticipate that gross margins, and accordingly net income, will continue to fluctuate depending on the relative revenue contribution by customer of carrying cases for cellular handsets and those for blood glucose monitors, as well as our OEM customers' order patterns and preferences for more or less expensive cases to be included as accessories "in box".  Such fluctuations may have the effect of masking the impact of fluctuations in unit sale trends.

Under our license agreement with Motorola we may become liable for certain indemnification or other liabilities and become exposed to certain risks.

            Each manufacturer selected by us to manufacture products for sale pursuant to our license agreement with Motorola is subject to Motorola's approval, and we are responsible for ensuring such manufacturer's compliance with the terms of the Manufacturer's Agreement (as defined in the License Agreement), in particular the proper use of the Motorola trademarks and compliance with applicable laws in the jurisdiction where the manufacturer is located.  Failure of the manufacturer to comply with its obligations under such manufacturing agreement could result in termination of the license agreement, Motorola's demand that we enforce the terms of the Manufacturing Agreement against the manufacturer, at our cost and expense, or a claim for damages by Motorola against us, or a combination of the foregoing.

            The License Agreement expires on December 31, 2007, but both parties have certain rights of termination customary for such agreements prior to such date, including, for example, in the case of violation of the agreement, insolvency or bankruptcy of one party, or breach of representations or covenants.  We are required to pay a penalty of an amount equal to up to one year's minimum guaranteed royalty if we terminate the License Agreement under certain conditions as specified in the agreement.  In addition, Motorola and we have agreed to certain cross-indemnification provisions, which, as applicable to us, obligate us to indemnify Motorola in respect of all third party suits, actions, claims, damages and liabilities and expense against, or incurred by, Motorola arising out of or connected with the licensed products, their method of manufacture, sale or distribution, the promotional or packaging of the products, or any breach by us of the License Agreement.  The occurrence of any of the foregoing events, claims, obligations, or demands could subject us to make payment or incur expense, which could be material and adversely affect our results of operations and financial condition.

Payment of accounts receivable originated in China or other Asian nations may be subject to local regulations or moratorium that restrict the right to convert foreign currencies into U.S. dollars, that prevent, delay, or restrict the ability to repatriate foreign exchange to the United States or other countries, or that impose costs or intermediaries in order to effect foreign exchange and its repatriation to the United States

            Our payment and remittance arrangements with certain customers may subject these arrangements to Chinese or other local currency regulations.  We may be required to invoice in local currency and take payment in local currency or in U.S. dollars, in some cases through intermediaries that possess foreign exchange licenses.  In the event that any foreign government were to impose regulatory restrictions on the ability to effect conversion of local currency into U.S. dollars, repatriation of U.S. dollars or other currencies to the United States, or payment in any form to foreign business entities, or were to impose or enforce tighter restrictions on foreign exchange license holders, or that impose fees, expenses, or other payments on such accounts receivable or foreign exchange holders, our receipt or recognition of U.S. dollars in payment, directly or indirectly, of invoices for sales of our products could be delayed or otherwise affected, including, for example, by a reduction in effective exchange rate to our detriment, imposition of fees or expenses, a discounting of the amount of the account receivable, or a deferral of such accounts receivable into a future reporting period.  If this were to affect receipt or recognition of material amounts of revenues, our liquidity or results of operations could be materially and adversely affected.

Our results of operations are subject to the risks of fluctuations in the values of foreign currencies relative to the U.S. Dollar

            Our results of operations are expressed in U.S. Dollars.  When the U.S. Dollar appreciates or depreciates in value against a currency, such as the Euro or the Chinese renminbi, in which accounts receivable may be denominated, our results will be adversely affected or benefited, respectively.  The opposite relationship would apply in respect of costs of goods sold or other accounts payable denominated in a foreign currency.  If, for example, China were to permit the renminbi to float to a free market rate of exchange, it is widely anticipated that the U.S. Dollar would depreciate in value relative to the renminbi, which could materially and adversely affect our costs of goods sold (in U.S. dollar terms) and our results of operations if we cannot pass those costs along to our customers or if we cannot enter into financial arrangements that hedge or otherwise mitigate this risk.  When the U.S. Dollar appreciates or depreciates in value against a currency, such as the Euro, in which a significant part of our revenues is denominated, our results of operations can be adversely affected or benefited, respectively.  For example, the significant appreciation of the Euro against the U.S. Dollar since the beginning of 2003 has benefited our U.S. dollar denominated revenues in proportion to Euro-denominated sales revenues.  A reversal of this trend could adversely affect our results of operations.

Our dependence on foreign manufacturers creates product cost, pricing, availability, quality control, and delivery risks

All of our products are manufactured by Chinese manufacturers in China. We do not have any written agreements with any such supplier to guarantee supply to us of finished product, nor do we have any arrangements for minimum purchase requirements with any such supplier. Our supply arrangements with these manufacturers are subject to various commercial, economic, foreign exchange, political, and other risks and uncertainties. Among other risks, our supply arrangements with these manufacturers are subject to the risks of cost increases; restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; foreign exchange risk; changing taxation policies; foreign exchange restrictions; and political instability, domestic political considerations, and governmental regulations. Our reliance on foreign suppliers, manufacturers, and other contractors involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields, and costs, the potential lack of adequate capacity, and potential misappropriation of our designs.

Our shipments of products via container freight to customers in the United States and Europe are subject to delays or cancellation due to work stoppages or slowdowns, damage to port facilities caused by weather or terrorism, and congestion due to inadequacy of port terminal  equipment and other causes.

Since all of our carrying solutions products are sourced from China, the carrying cases and other products we distribute and sell must be brought to our customers' markets. To the extent that there are disruptions or delays in loading cargo in Hong Kong or Chinese ports or off-loading cargo at ports of destination as a result of labor disputes, work-rules related slowdowns, tariff or World Trade Organization-related disputes, physical damage to port terminal facilities or equipment caused by severe weather or terrorist incidents, congestion in port terminal facilities, inadequate equipment to load, dock and offload container vessels or energy-related tie-ups or otherwise, or for other reasons, product shipments to our customers will be delayed.  In any such case, our customer may cancel or change the terms of its purchase order, resulting in a cancellation or delay of payments to us. A closure or partial closure of Hong Kong, Chinese, United States or European port facilities or other causes of delays in the loading, importation, offloading or movement of our products could result in increased expenses, as we try to avoid such delays, delayed shipments or cancelled orders, or all of the above. Depending on the severity of such consequences, this may have an adverse effect on our financial condition and results of operations.

The carrying solutions business is highly competitive and does not pose significant barriers to entry

There is intense competition in the sale of carry solutions products.  Since no significant proprietary technology is involved in the design, production, or distribution of products similar to our products, others may enter the business with relative ease and compete against us.  Such competition may result in the diminution of our market share, the loss of one or more major OEM customers, and adversely affect our net sales, results of operations, and financial condition.  Many of our competitors are larger, better capitalized, and more diversified than we are and may be better able to withstand a downturn in the general economy or in the product areas in which we specialize.  These competitors may also have less sales concentration than we do and be better able to withstand the loss of a key customer or diminution of a large customer's orders.

Our business could suffer if the services of any of the key personnel we rely on were lost to us

We are highly dependent on the efforts and services of Jerome E. Ball, Chairman and Chief Executive Officer, and Michael Schiffman, President and Chief Operating Officer, as well as certain key sales representatives.  We have entered into employment agreements with each of Jerome E. Ball and Michael Schiffman, respectively, that expire December 31, 2006, and which are renewable for successive one-year terms, subject to certain conditions.  Our business could be materially and adversely affected if we lost the services of either of these individuals.  We do not maintain key person life insurance as to these individuals.  If we lost the services of a key sales representative upon whom our relationships with a major OEM customer is in part dependent, we might experience a reduction in orders from such customer, resulting in a loss of revenues, which could adversely affect our results of operations and financial condition.

We do not pay dividends on our common stock

We have not paid any cash dividends on our common stock since 1987.  The payment in the future of cash dividends by us, if any, will depend upon our results of operations, short-term and long-term cash availability, working capital, working capital needs, and other factors, as determined by our Board of Directors.  Applicable laws may also restrict the ability of a corporation to pay dividends, for example when such payment would render the corporation insolvent.  We do not anticipate that cash dividends will be paid in the foreseeable future.  The absence of dividend payments on a common stock might make such stock susceptible to greater market price swings.

Because of the control by insiders of a significant percentage of our common stock, your ability to influence actions taken by us may be limited

As of November 10, 2005, our executive officers and members of our Board of Directors, directly or indirectly, beneficially owned 786,227 shares of common stock, including 232,900 shares of common stock subject to currently exercisable stock options , aggregating approximately 10% of our issued and outstanding common stock on such date.  By virtue of their ownership of such common stock and their positions as executive officers, such executive officers and directors or their affiliates may, collectively, be deemed to control Forward Industries through the exercise of sufficient voting power to effectively control (or, at least, exercise a significant influence upon) the election of our Board, direct the appointment of our officers and, in general, significantly influence the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and to prevent or cause a change in the control of Forward.

We have in place anti‑takeover measures that may prevent a hostile or unwanted effort to acquire Forward

Our Board of Directors is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. Our Board of Directors has the authority, without shareholder approval, to issue such preferred stock in one or more series and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Our ability to issue the authorized but unissued shares of preferred stock could be used to impede takeovers of our company.  Under certain circumstance, the issuance of the preferred stock would make it more difficult for a third party to gain control of Forward, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of our common stock. Such provisions may discourage attempts to acquire Forward.  Applicable laws that impose restrictions on, or regulate the manner of, a takeover attempt may also have the effect of deterring any such transaction.  We are not aware of any attempt to acquire Forward.

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

If our common stock were to be de-listed from the Nasdaq SmallCap Market, the existing market prices for and liquidity of our common stock may decline

The National Association of Securities Dealers' listing requirements require, among other things, that all issuers of securities listed on the Nasdaq SmallCap Market maintain a continued minimum bid price per share of such securities of $1.00. In October 2002, Nasdaq advised us that our common stock did not meet the requirements for continued listing on the Nasdaq SmallCap Market under the Nasdaq Marketplace Rules and that our common stock would be delisted for failing to maintain a minimum bid price of $1.00 in accordance with Marketplace Rule 4310(c)(4). After a hearing in December 2002 requested by us to review Nasdaq's determination, Nasdaq reversed its delisting determination, and we maintained our Nasdaq listing without interruption. As of November 17, 2005, we believe that the Company complies with the Nasdaq Marketplace Rules in all material respects.

ITEM 7 - FINANCIAL STATEMENTS

Our financial statements and notes thereto can be found beginning at page F-1, following Part III of this Annual Report on Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously report on Form 8-K filed with the Commission on December 22, 2004, on December 20, 2004, Forward dismissed Ernst & Young LLP ("E&Y"), its independent registered public accounting firm. On December 22, 2004, the Company engaged Kaufman, Rossin & Co., P.A. ("Kaufman, Rossin") as its new independent registered public accounting firm for the fiscal year ending September 30, 2005.  Reference is made to the disclosures in such filing on Form 8-K.

ITEM 8 A-CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rule 13a-15, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

Internal Control Over Financial Reporting

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation required by Rule 13a-15(d) as to whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal fourth quarter of Fiscal 2005.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the last fiscal quarter (the fourth quarter of the fiscal year ended September 30, 2005) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

During the fourth quarter of the fiscal year ended September 30, 2005, there was no information required to be disclosed in a Current Report on Form 8-K that was not reported.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position with the Company	Held Office Since
Jerome E. Ball	70	Chief Executive Officer and Chairman of the Board	1998
Michael Schiffman	40	President, Chief Operating Officer and Director	1998
Norman Ricken	69	Director and Chairman of the Audit and Compensation Committees, and a member of the Nominating Committee	2000
Bruce Galloway	48	Director and member of the Audit, Compensation, and Nominating Committees	2002
Edwin A. Levy	68	Director and member of the Audit and Compensation Committees and Chairman of the Nominating Committee	2003
Louis Lipschitz	60	Director and member of the Audit, Compensation, and Nominating Committees	2005
Douglas W. Sabra	46	Vice President and Chief Financial Officer	2000
Steven A. Malsin	58	Secretary	2005

Each of our directors except Mr. Lipschitz was elected for a one-year term at our most recent annual meeting, held on April 21, 2005, in respect of the fiscal year ended September 30, 2004.  All directors are expected to stand for election at our Annual Meeting of Shareholders in April 2006.

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

BRUCE GALLOWAY has been a director since April 2002; Chairman and Chief  Executive of Galloway Capital Management, a private investement firm, since August 2005, and was a Managing Director of Burnham Securities from 1993 until August 2005 he is a Director of Datametrics, a manufacturer of ruggedized computer equipment, since August 2000; Chairman of International Microcomputer Software Inc., a software development company, since August 2001; Chairman of Command Security Corporation, a security guard and aviation screening services provider, since August 2004; and director of GVI Security Solutions Inc., a video surveillance equipment provider, since February 2004.

EDWIN A. LEVY has been a director since April 2003.  Mr. Levy is Chairman, founder, and principal of Levy, Harkins & Co., a New York City investment advisory firm; General Partner in Gracy Fund, a private investment partnership;; Director of Traffix, a publicly held online database direct marketing company, since 1995; Director of Bear, Stearns Financial Products, a wholly owned subsidiary of the Bear, Stearns Companies, since 1997; and Director of World Point Terminals, a maritime port facilities provider of liquid bulk storage, since 1998, Director of Coastcast Corporation, a publicly held golf club head manufacturer from 1994 to 2004.

LOUIS LIPSCHITZ was appointed a director in June 2005.  From February 1, 1996, to March 2004, Mr. Lipschitz served as Executive Vice President and Chief Financial Officer of Toys "R" Us, Inc. Mr. Lipschitz has served as a director of Majesco Entertainment, a publicly held software and digital content provider for electronic games, since April 2004 where he is the Audit Committee Chairman and member of the Compensation Committee.  Since October 2005, he has been a director of New York & Company, Inc., a publicly held specialty clothing chain, where he is a member of the Audit Committee.

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

STEVEN A. MALSIN was appointed Secretary of Forward in January 2005.  He is, and has for more than the past five years, been engaged in private legal practice and has served as outside counsel to the Company since October 2003.  He serves on the Board of Directors of two not-for-profit organizations.

Audit Committee

            Our board of directors has established a separately designated, standing audit committee (as defined in and established in accordance with Section 3(a)(58)(A) of the Exchange Act) to oversee the accounting and financial reporting processes of the Company and the audits of our financial statements.  The members of the audit committee are Messrs. Galloway, Levy, Lipschitz, and Ricken.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of each class of our equity securities that is registered under the Exchange Act to file with the Commission Form 3 initial reports of ownership and Form 4 reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2005, all Section 16(a) filing requirements applicable to our officers and directors and beneficial owners of more than ten percent of our common stock were complied with on a timely basis, except that: one Form 4 was filed late for each of Messrs. Ricken, Galloway and Levy with respect to an option grant made to them on April 22, 2005;  multiple Form 4's were filed late for Mr. Robert Ellin and associates at times when they constituted a group holding more than 10% of our common stock; and a Form 3 was filed late for Mr. Malsin.  See "Item 11. Security Ownership of Certain Beneficial Holders and Management and Related Shareholder Matters".

Code of Ethics

            The Company has adopted a code of ethics that applies to our officers (including our principal executive officer and our principal financial and accounting officer), employees and directors.  A copy of our Code of Ethics available for viewing on our web site, www.forwardindustries.com/corp-gov.htm and will be provided without charge to any person who requests a copy by sending a written request to:

Forward Industries Inc.
1801 Green Road, Suite E.
Pompano Beach, FL 33064
Att'n: CFO/Code of Ethics

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding all cash and non-cash compensation earned by our chief executive officer and each of our executive officers who earned more than $100,000 during Fiscal 2005, Fiscal 2004 or Fiscal 2003.  For further information concerning compensation arrangements with the executive officers named below, see "-Employment Agreements."

SUMMARY COMPENSATION TABLE

		Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Comp. $	All Other Comp ($) (a)

Jerome E. Ball
Chairman and	2005	$230,000	$214,000		$7,200
Chief Executive	2004	$230,000	$139,800		$7,375
Officer (b)	2003	$219,700	$115,000	$15,810	$4,925

Michael Schiffman
President and	2005	$300,000	$151,000		$9,460
Chief Operating	2004	$300,000	$88,800		$6,140
Officer	2003	$310,000	$115,000		$823

Douglas W. Sabra
Vice President and	2005	$158,750	$142,500		$5,600
Chief Financial	2004	$150,000	$64,700		$5,306
Officer	2003	$123,500	$58,000		$4,095

(a)       Represents matching contributions under the Company's 401(K) plan.

(b)       For Mr. Ball, "Other Annual Compensation"of $15,810 represents rent paid by us on Mr. Ball's behalf with respect to an apartment in New York. Effective January 1, 2003, Mr. Ball agreed to assume all obligations with respect to the apartment and his salary was adjusted commensurate with that agreement.

During the fiscal year ended September 30, 2002, each of the above-named executive officers voluntarily agreed to forego a portion of his salary for the fourteen-month period August 2002 through September 2003. The Compensation Committee of our Board of Directors agreed that such foregone salary amounts would be restored to those executives if we achieved certain Fiscal 2003 profitability levels. As a result, Fiscal 2002 salaries were reduced by $6,666 for Mr. Ball, $10,000 for Mr. Schiffman, and $3,333 for Mr. Sabra and the total amounts subject to forfeiture by such executive officers during the fourteen-month period were $46,667 for Mr. Ball, $70,000 for Mr. Schiffman and $23,333 for Mr. Sabra. Based on the results of operations achieved by the Company in Fiscal 2003, the Compensation Committee agreed that those amounts would be restored to the executives, which amounts are reflected in the above table as salary in Fiscal 2003.

Option Grants

In December 1996, our Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to four million (4,000,000) shares of our common stock were authorized to be issued to our executive officers, employees and non-employee directors and consultants upon the exercise of incentive stock options and nonqualified stock options. The Company's shareholders approved the 1996 Stock Incentive Plan in 1997. Exercise prices of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Compensation Committee of our Board of Directors establishes the exercise price of the nonqualified options. Options generally vest in equal portions over three years and expire ten years after the date of grant, provided that, if the option holder's employment, consulting or other relationship with the Company terminates, generally the option must be exercised within 90 days of such termination. See "Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations-Trends in Results of Operations;--Liquidity and Capital Resources" for discussion of option exercises under the 1996 Stock Incentive Plan and limitations on deductibility of expense relating thereto.

No options to purchase our common stock, stock appreciation rights or other long term compensation was granted or paid to any of the executive officers named in the Summary Compensation Table in Fiscal 2005, Fiscal 2004 or Fiscal 2003.

Stock Options Held at September 30, 2005

The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation Table as of September 30, 2005. No stock appreciation rights were outstanding during Fiscal 2005. The closing price of our common stock at September 30, 2005 was $23.47, and the closing price of our common stock on November 10 , 2005 was $23.96, in each case as reported by Nasdaq.

Aggregated Option Exercises in Fiscal Year 2005 and Fiscal 2005 Year-End Option Values
Name	Shares Acquired On Exercise	Value Realized	Number Of Securities Underlying Unexercised Options at FY-End Exercisable / Unexercisable	Value of Unexercised In-The-Money Options/SARS at FY End- Exercisable / Unexercisable
Jerome E. Ball	325,000	$5,589,500	175,000/0	$3,801,000
Michael Schiffman	825,000	$12,564,100	25,000/0	$505,500
Douglas W. Sabra	75,000	$319,100	0/0	$0

The dollar values reflected above as Realized and at Fiscal Year-End were calculated as the difference between the fair market value of our common stock and the exercise price of the option at exercise or fiscal year-end, respectively.

Compensation of Directors

In Fiscal 2003, our Board of Directors amended its policy relating to compensation of directors.  Under the amended policy, each non-employee director receives an annual stipend of $10,000, payable in quarterly increments of $2,500, and the chairman of each subcommittee receives an additional $1,000 stipend per committee chair. In addition, each non-employee director receives $1,000 for each board meeting attended and $500 for each subcommittee meeting attended, unless the subcommittee meeting is held in conjunction with a meeting of the Board, and is entitled to reimbursement for actual and reasonable travel expenses incurred for attendance at such meetings. During Fiscal 2005, Messrs. Ricken, Galloway, Levy, and Lipschitz received $18,500, $15,500, $17,000, and $2,500, respectively, for their services, excluding travel reimbursements. In addition, in Fiscal 2005, each non-employee director, other than Mr. Lipschitz who was not a board member at the time of the grant, was granted options to purchase 10,000 shares of our common stock at an exercise price of $15.91 per share, which was equal to the quoted market price of our common stock at the time of the grant.  In the event any such director ceases to serve as a director, such options expire 90 days after termination of the director relationship.

Employment Agreements

Effective November 1, 2005, we extended for a period of one year to December 31, 2006, the employment agreements with each of Jerome E. Ball and Michael M. Schiffman that were entered into effective October 1, 2003 and provided for a term of two years three months.  Effective July 1, 2005, we amended the employment agreement with  Mr. Sabra to increase his annual salary to $185,000 per annum and extend the term of his agreement such that it expires on December 31, 2008.  Each agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 60 days prior to the end of the term (or renewal period). If Forward gives such notice, subject to certain conditions, the executive would be entitled to receive six months salary at the rate then in effect as severance.  No stock options or other equity compensation is granted to any such executive pursuant to these agreements.

Under his agreement, Mr. Ball is employed as our Chairman and Chief Executive Officer at an annual salary of $230,000.  Under his agreement, Mr. Schiffman is employed as our President and Chief Operating Officer at an annual salary of $300,000.

Each of the above executives is eligible to receive an annual bonus based on achieving certain financial goals relating to operating income as determined at the beginning of each fiscal year and non-financial goals, in each case as determined by the Compensation Committee of the Board of Directors.  The maximum amount of bonus payable under the existing agreements is equal to 50% of their combined annual salaries, the distribution of which is determined by a formula set by the Compensation Committee, However, as permitted by the agreements, the Compensation Committee may, in its sole discretion, grant an amount in excess of such maximum to recognize the executive's achievements.

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

Report on Repricing of Options/Sars

We did not adjust or amend the exercise price of stock options previously awarded to any of our officers or directors during Fiscal 2005. See "-Employment Agreements."

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information, as of November 10, 2005, with respect to the beneficial ownership of the common stock by (i) each person or group who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the compensation table under "Executive Compensation", and (iv) all our directors and executive officers, as a group (eight persons).

Identity of Beneficial Owner	Number of Shares of common stock	Notes	Percent of Class
Bridger Management, LLC 101 Park Avenue, 48th Floor New York, NY 10178	525,000	(a)	6.7%

Directors and Executive Officers
Jerome E. Ball 1801 Green Road, Suite E Pompano Beach, FL. 33064	392,500	(b)	4.9%

Michael Schiffman 1801 Green Road, Suite E Pompano Beach, FL. 33064	327,427	(c)	4.2%

Douglas Sabra 1801 Green Road, Suite E Pompano Beach, FL. 33064	0		0

Norman Ricken 1801 Green Road, Suite E Pompano Beach, FL. 33064	40,700	(d)	*

Bruce Galloway 1801 Green Road, Suite E Pompano Beach, FL. 33064	10,000	(d)	*

Edwin Levy 1801 Green Road, Suite E Pompano Beach, FL. 33064	15,600	(d) (e)	*

Louis Lipschitz 1801 Green Road, Suite E Pompano Beach, FL. 33064	0		0
All directors and executive officers as a group (8 persons)	786,227		9.7%

*Less than 1 percent

(a) Based on information contained in the Schedule 13-G of Bridger Management, LLC as filed with the Securities and Exchange Commission on October 21, 2005,  as of October 12, 2005, Bridger Management possesses sole voting power as to 429,300 shares of common stock and sole dispositive power as to 525,000 shares of common stock.

(b) Includes 175,000 shares of common stock subject to currently exercisable stock options at an exercise price of $1.75.

(c) Includes 25,000 shares of common stock subject to currently exercisable options as  at an exercise price of $3.25 per share.

(d) Includes 10,000 shares of common stock subject to currently exercisable options at an exercise price of $15.91 per share.

(e) Includes 2,900 shares of common stock subject to currently exercisable options at an exercise price of $2.21 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of September 30, 2005, the number of shares of our common stock, our only class of equity securities, issuable upon exercise of outstanding options, warrants and other rights, the weighted average exercise price of such options, warrants and other rights and the number of shares of common stock available for future issuance pursuant to all "equity compensation plans" relating to our common stock. Equity compensation plans include those approved by our shareholders, as well as those not approved by our shareholders, including individual compensation arrangements with one or more of our officers or directors or other persons.

Equity Compensation Plan Information as of September 30, 2005
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders 1996 Stock Incentive Plan...........................	236,650	$3.71	1,577,850
Equity compensation plans not approved by security holders..........	75,000	$1.75	0
Total.........................	311,650	$3.24	1,577,850

The terms of the 1996 Stock Incentive Plan that was approved by shareholders are summarized under the caption "Item 10.  Executive Compensation-Option Grants."    Equity compensation not approved by shareholders relates to the issuance of warrants to purchase shares of common stock to a shareholders relations consultant as partial consideration for services for investor relations matters in 1999. See Note 8 to the Consolidated Financial Statements.  See "Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations-Trends in Results of Operations;--Liquidity and Capital Resources" for discussion of option exercises under the 1996 Stock Incentive Plan and the tax effects thereof.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to his consulting agreement entered into when he resigned from 30 years of service as our chief executive officer and chairman, and effective October 1998, as extended in Fiscal 2004, Mr. Theodore Schiffman, our co-founder and father of Michael Schiffman, our President and Chief Operating Officer, received an aggregate of $1,307,500 over the period of such agreement, including $350,000 for severance.  Pursuant to the consulting agreement Mr. Schiffman is subject to a non-competition arrangement with us that expires in 2006 and has agreed to maintain the confidentiality of trade secrets and work product of Forward.

For the fiscal year ended September 30, 2005, Steven Malsin, our corporate secretary, billed us $104,900 for legal services rendered by his firm in addition to $11,500 he received in consideration for services he performed as our corporate secretary.

Lynn Sabra, the wife of Douglas Sabra, our Chief Financial Officer, is employed by the Company, and was paid $61,400 in Fiscal 2005. Additionally, Lawrence Mannes, the father in law of Douglas Sabra, is employed by the Company and was paid $82,800 in Fiscal 2005.

Steven Schiffman, the brother of Michael Schiffman, our President and Chief Operating Officer, is employed by the Company and was paid $62,900 in Fiscal 2005.

ITEM 13 - EXHIBITS

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

10.3

Employment Agreement effective as of October 1, 2003 between the Company and Michael Schiffman (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 1, 2003).

10.4

Employment Agreement effective as of October 1, 2003 between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on October 1, 2003).

	10.5	1996 Stock Incentive Plan of Forward Industries, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 of the Company, as filed on April 25, 2003).
21.	SUBSIDIARIES OF THE SMALL BUSINESS ISSUER
	21.1	List of Subsidiaries of Forward Industries, Inc.
23.	CONSENT OF EXPERTS AND COUNSEL
	23.1	Consent of Kaufman, Rossin & Co., P.A.
	23.2	Consent Ernst & Young LLP
31.	CERTIFICATIONS PURSUANT TO RULE 13a-14(a) (Section 302 of Sarbanes-Oxley)
	31.1	Certification of Jerome E. Ball
	31.2	Certification of Douglas W. Sabra
32.	CERTIFICATIONS PURSUANT TO RULE 13a-14(b) (Section 906 of Sarbanes-Oxley)
	32.1	Certifications of Jerome E. Ball and Douglas W. Sabra

ITEM 14. -PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services billed to us by our principal accounting firms, Ernst & Young LLP and Kaufman, Rossin & Co., P.A., in respect of the fiscal years ended September 30, 2004 and 2005, respectively.  Such information is provided as of November 10, 2005 and, accordingly, the information for Fiscal 2005 may be subject to change:

	Year Ended September 30,
	2005	2004
Audit Fees...................................................	$55,700	$122,300
Audit-related Fees......................................	0	0
Tax Fees......................................................	0	0
Other Fees....................................................	0	0
	$55,700	$122,300

The preparation of our U.S. corporate federal and state tax returns is not performed by our independent principal accountant.  All work performed by our independent principal accountant must be pre-approved by our Audit Committee to ensure that all such work is compatible with maintaining the principal accountant's independence.

ITEM 7 - FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF FORWARD INDUSTRIES, INC.

We have audited the accompanying consolidated balance sheet of Forward Industries, Inc.  (the Company) as of September 30, 2005, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. at September 30, 2005, and the results of its operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida
October 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF FORWARD INDUSTRIES, INC.

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Forward Industries, Inc. (the Company) for the year ended September 30, 2004.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Forward Industries, Inc. for the year ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida
December 3, 2004

FORWARD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2005

ASSETS

Current assets:
Cash and cash equivalents	$15,291,739
Investments in marketable equity securities	75,034
Accounts receivable - net	12,708,684
Inventories	1,113,157
Prepaid expenses and other current assets	214,012
Deferred tax asset	215,647
Total current assets	29,618,273

Property, plant and equipment - net	243,845
Other assets	44,467
TOTAL ASSETS	$29,906,585

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,159,020
Accrued expenses and other current liabilities	1,905,425
Total current liabilities	7,064,445

Commitments and contingencies	--

Shareholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $0.01; none issued	--
Common stock, 40,000,000 authorized shares, par value $0.01; 8,397,031 issued and outstanding (including 563,493 held in treasury)	83,970
Additional paid-in capital	14,721,172
Retained earnings	8,890,157
23,695,299
Less: Cost of shares held in treasury	(853,159)
Total shareholders' equity	22,842,140
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,906,585

The accompanying notes are an integral part of the Consolidated Financial Statements.

FORWARD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2005	2004

Net sales	$51,868,962	$20,073,236
Cost of goods sold	33,282,203	13,293,080
Gross profit	18,586,759	6,780,156

Operating expenses:
Selling	3,517,088	2,968,193
General and administrative	2,731,284	2,150,083
Total operating expenses	6,248,372	5,118,276

Income from operations	12,338,387	1,661,880

Other income:
Interest income	130,719	18,359
Other income - net	19,948	16,913
Total other income	150,667	35,272

Income before provision for (benefit from) income taxes	12,489,054	1,697,152
Provision for (benefit from) income taxes	3,054,615	(241,979)
Net income	$9,434,439	$1,939,131

Net income per common and common equivalent share:
Basic	$1.37	$0.32
Diluted	$1.26	$0.30

Weighted average number of common and common equivalent shares outstanding:
Basic	6,873,217	6,136,809
Diluted	7,482,510	6,442,188

The accompanying notes are an integral part of the Consolidated Financial Statements.

FORWARD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 30, 2004 and 2005

		Common Stock				Treasury Stock
	Total	Number of Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Number of Shares	Amount
Balance at September 30, 2003	$5,295,616	6,502,731	$65,027	$8,487,438	($2,483,413)	527,090	($773,436)
Shares repurchased in open market transactions	(79,723)	--	--	--	--	36,403	(79,723)
Shares issued upon exercise of stock options	463,773	287,200	2,872	460,901	--	--	--
Net income	1,939,131	--	--	--	1,939,131	--	--
Balance at September 30, 2004	7,618,797	6,789,931	67,899	8,948,339	(544,282)	563,493	(853,159)
Disgorgement of short-swing profits - net of taxes of $95,000	161,363	--	--	161,363	--	--	--
Shares issued upon exercise of stock options	3,542,391	1,607,100	16,071	3,526,320	--	--	--
Tax benefit from exercise of stock options	2,085,150	--	--	2,085,150	--	--	--
Net income	9,434,439	--	--	--	9,434,439	--	--
Balance at September 30, 2005	$22,842,140	8,397,031	$83,970	$14,721,172	$8,890,157	563,493	($853,159)

The accompanying notes are an integral part of the Consolidated Financial Statements.

FORWARD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$9,434,439	$1,939,131
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	470,965	(391,612)
Depreciation and amortization	123,850	118,383
Provision for obsolete inventory	107,632	139,634
Gain on marketable equity securities	(75,034)	--
Provision for bad debts	25,787	--
Loss on sale of property, plant and equipment	4,000	--
Changes in operating assets and liabilities:
Accounts receivable	(9,124,912)	(149,474)
Inventories	(409,095)	(243,093)
Prepaid expenses and other current assets	(23,936)	7,400
Other assets	500	(4,360)
Accounts payable	3,345,478	672,583
Accrued expenses and other current liabilities	3,233,549	13,576
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,113,223	2,102,168

INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	1,000	--
Purchases of property, plant and equipment	(108,653)	(124,103)
NET CASH USED BY INVESTING ACTIVITIES	(107,653)	(124,103)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,542,391	463,773
Proceeds from disgorgement of short-swing profits	256,363	--
Purchase of treasury shares	--	(79,723)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,798,754	384,050
NET INCREASE IN CASH AND CASH EQUIVALENTS
	10,804,324	2,362,115

CASH AND CASH EQUIVALENTS - beginning of year	4,487,415	2,125,300

CASH AND CASH EQUIVALENTS - end of year	$15,291,739	$4,487,415

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$--	$--
Income taxes	$34,700	$92,273
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Tax benefit from exercise of stock options reflected in the change in accrued expenses and other current liabilities	$2,085,150	--

The accompanying notes are an integral part of the Consolidated Financial Statements

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design and marketing of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl and other synthetic fabrics.  The cases and other products are used primarily for the transport of portable electronic devices such as cellular phones and medical devices. The Company markets products as a direct seller to original-equipment-manufacturers in the United States, Europe, and Asia and as a seller under licenses for certain trademarks to retailers and wholesalers in Europe, the Middle East and Africa.  For the years ended September 30, 2005 and 2004, approximately 78% and 60%, respectively, of its net sales were to customers located outside of the United States.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly owned subsidiaries (together the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

In accordance with the requirements of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, the Company recognizes revenue from product sales to customers when products that do not require further services by the Company are shipped, when there are no uncertainties surrounding customer acceptance, and collectibility is reasonably assured.

Supplier Rebates

Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company has entered into agreements with several of its suppliers that grant the Company a rebate based on its level of purchases made during each quarter. In lieu of a cash payment from these suppliers the Company generally receives a credit memo. The Company reduces accounts payable to the supplier and cost of goods sold each quarter as the Company earns the rebates.  For the years ended September 30, 2005 and 2004, the cumulative amounts of such quarterly rebates were approximately $1,242,000 and $279,000, respectively, and are reflected, net of amounts allocated to unsold inventories, in the accompanying consolidated statements of income as a reduction of cost of goods sold.

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

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents

For the purposes of the consolidated statements of cash flows, cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts with contractual maturities of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality, investment grade instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments.  The Company holds cash and cash equivalents and marketable securities at major financial institutions, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with various customers. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers are generally net thirty (30) to net sixty (60) days. The Company has not historically experienced significant losses in extending credit to customers.  At September 30, 2005, the allowance for doubtful accounts was approximately $51,000.

Three customers, including their affiliates or subsidiaries, accounted for approximately 89% of the Company's accounts receivable at September 30, 2005. These customers are well-established companies with good credit worthiness. None of these customers are in default of their credit terms and payments are generally received from them on a timely basis.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Provision has been made to reduce excess or obsolete inventories to net realizable value.

Investment in Marketable Equity Securities

Investment securities are classified as available-for-sale unless they are classified as trading or held-to-maturity. Securities classified as trading are carried at fair market value and unrealized holding gains and losses are recorded in earnings. Securities classified as held-to-maturity are carried at amortized cost because they are purchased with the intent and ability to hold to maturity. Available-for-sale securities are recorded at fair market value. Any unrealized holding gains or losses on available-for-sale securities are reported in a separate component of stockholders' equity, net of tax, until realized. At September 30, 2005 investment securities classified as trading totaled approximately $75,000. There were no securities classified as available for sale or held to maturity.

Supplier Concentration

The Company is dependent on five main suppliers for the purchase of inventories.  The Company purchased approximately 81% of its inventories from these suppliers in Fiscal 2005 and Fiscal 2004. One supplier accounted for approximately 35% and 30% of the Company's inventory purchases in Fiscal 2005 and Fiscal 2004, respectively. Management believes that other suppliers could provide similar products on comparable terms; however, a switch to a different supplier could delay shipment of product resulting in a loss of sales or customers that could adversely affect operating results.

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

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

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements and was approximately $21,000 and $14,000 for the years ended September 30, 2005 and 2004, respectively.

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying value. It also establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. If the carrying value of the assets will not be recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. At September 30, 2005, no indications of impairment were present.

Advertising Costs

Advertising costs, consisting primarily of sample expense and product brochures, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of income and amounted to approximately $66,000 and $39,000 for the years ended September 30, 2005 and 2004, respectively.

Shipping and Handling Costs

The Company expenses shipping and handling costs as a component of cost of goods sold.

Share-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for the stock options granted. Accordingly, no expense for employee stock based compensation was recognized in the years ended September 30, 2005 and 2004.  For awards to non-employees, the Company recognizes expense in accordance with SFAS 123 and related interpretations and amendments.  No such expense was required during the years ended September 30, 2005 and 2004.

FORWARD INDUSTRIES INC.
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-Based Compensation (continued)

If the Company had elected to recognize expense in the fiscal years ended September 30, 2005 and 2004 for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, net income and income per share would have been changed to the pro forma amounts indicated below:

	Years Ended September 30,
	2005	2004
Net income, as reported..................................	$9,434,439	$1,939,131
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects	274,194	172,059
Pro forma net income.....................................	$9,160,245	$1,767,072

Earnings per share:
Basic - as reported......................................	$1.37	$0.32
Basic - pro forma........................................	$1.33	$0.29

Diluted - as reported...................................	$1.26	$0.30
Diluted - pro forma.....................................	$1.22	$0.27

Fair value of options granted during the period	$12.38	$1.73

For Fiscal 2005, the fair value of the stock options used to compute pro forma net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of approximately 104%, a dividend yield of 0%, a risk-free interest rate of 4.2% and an expected holding period of five years.

For Fiscal 2004, the fair value of the stock options used to compute pro forma net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 99.5% to 104.4%; dividend yield of 0%, a risk-free interest rate of 4.0% and an expected holding period of three to five years.

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

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Transactions

The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in "other income - net" in the accompanying consolidated statements of income. The net (loss) gain from foreign currency transactions was approximately ($53,000) and $13,000 for the years ended September 30, 2005 and 2004, respectively.

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

Comprehensive Income

The Company did not have any material amounts of other comprehensive income or loss in Fiscal 2005 and Fiscal 2004, besides its net income.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates of SFAS 123 (R). The new rule allows companies to implement SFAS 123 (R) at the beginning of their next fiscal year that begins after June 15, 2005 or December 15, 2005 for small business issuers.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No.123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt SFAS No. 123(R) effective October 1, 2006 using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method per Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based awards granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and income per share in "Share-Based Compensation" in Note 1--" Summary of Significant Accounting Policies" in the accompanying consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.  For the year ended September 30, 2005 the Company's operating cash flows included approximately $2,085,000 in such benefits.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early application permitted. The Company will adopt SFAS No. 151 effective October 1, 2005 and does not expect this statement to have a material impact on its results of operations or financial position.

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt SFAS No. 153 effective October 1, 2005 and does not expect this statement to have a material impact on its results of operations or financial position.

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a "restatement". SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its results of operations or financial position.

In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. FSP 109-1 is effective upon its issuance. The adoption of FSP 109-1 did not have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. FAS 109-2 is effective upon issuance. The Company is currently assessing the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA. Among other things, this determination will depend on the level of earnings outside the United States, the debt level between the Company's U.S. and non-U.S. affiliates, and administrative guidance from the Internal Revenue Service. We expect to complete this evaluation during Fiscal 2006.

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2005 consisted of the following:

Category	Cost	Accumulated Depreciation and Amortization	Net

Furniture, fixtures and equipment	$844,545	$617,922	$226,623
Leasehold improvements	167,796	150,574	17,222
	$1,012,341	$768,496	$243,845

Depreciation and amortization expense amounted to $123,850 and $118,383 for the years ended September 30, 2005 and 2004, respectively.

NOTE 3 - DEBT

In March 2005, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc. (Koszegi) entered into a new credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit. The line expires in March 2006 and is renewable annually at the bank's discretion subject to our submission of satisfactory financial information and other documentation. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to comply with certain financial covenants, including the maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward.  There were no outstanding borrowings or letter of credit obligations under this facility during the period.

In February 2003, Forward's wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations),  established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations has agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of September 30, 2005).  At September 30, 2005, Forward Innovations is contingently liable to the bank in respect of a letter of credit, issued on its behalf in the amount of €224,000 (approximately $270,000 as of September 30, 2005) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands (Refer to Note 6).  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2005 consist of the following:

Accrued wages, bonuses and related expenses..................	$1,192,422
Accrued royalties and commissions......................................	88,193
Accrued expenses....................................................................	83,850
Accrued income taxes..............................................................	540,960
$1,905,425

NOTE 5 - INCOME TAXES

The United States and foreign components of income before income taxes are as follows:

	2005	2004
United States	$7,574,209	$1,416,810
Foreign	4,914,845	280,342
	$12,489,054	$1,697,152

            The components of the provision for (benefit from) income taxes for the years ended September 30, 2005 and 2004 consist of the following:

	2005	2004
Current:
Federal	$1,901,685	$--
Foreign	447,745	20,360
State	139,220	129,273
Total current	2,488,650	149,633
Deferred	565,965	(391,612)
	$3,054,615	$(241,979)

The components of the deferred tax assets and liabilities at September 30, 2005 are as follows:

Current:
Allowance for doubtful accounts	$11,431
Inventory obsolescence reserve	95,155
Accrued bonuses	129,854
Total current	236,440
Non-current:
Property, plant and equipment	(20,793)

Net deferred tax asset	$215,647

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 5 - INCOME TAXES (continued)

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the Company's profitability in recent years), the Company has not recorded a valuation allowance against its deferred tax assets as of September 30, 2005.  In the event it is determined that the Company would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to record a deferred tax asset valuation allowance would be charged to income in the period such determination would be made. Changes in deferred tax assets are reflected in the tax expense (benefit) line of the consolidated statements of income.

During Fiscal 2005, the Company fully utilized its remaining U.S. net operating loss of approximately $1,788,000.

Effective June 2001, undistributed earnings of the Company's foreign subsidiaries are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At September 30, 2005, the Company's foreign subsidiary had approximately $4,889,000 of accumulated undistributed earnings.

A reconciliation of the statutory federal income tax rate to the Company's effective tax (benefit) rate for the years ended September 30, is shown below:

	2005	2004
Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal benefit	1.6	5.0
Non-deductible items	0.1	0.4
Foreign tax rate differential	(10.2)	(4.4)
Utilization of net operating losses	--	(31.9)
Change in valuation allowance	--	(17.4)
Other	(1.0)	--
Effective tax (benefit) rate	24.5%	(14.3)%

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company rents certain of its facilities under leases expiring at various dates through July 2007. Certain of these leases contain stated escalation clauses while others contain renewal options. In addition, the Company is leasing two warehouse facilities on a month-to-month basis. Total rent expense for the years ended September 30, 2005 and 2004, amounted to approximately $245,000 and $237,000, respectively.  Minimum future rental commitments under such leases for future fiscal years are summarized below:

YEARS ENDING SEPTEMBER 30,
Amount
2006	$ 167,000
2007	82,000
Total	$ 249,000

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

Effective November 1, 2005, the Company extended for a period of one year to December 31, 2006, the employment agreements with each of Jerome E. Ball and Michael M. Schiffman that were entered into effective October 1, 2003 and provided for a term of two years three months.  Effective July 1, 2005, the Company amended its employment agreement with Mr. Sabra to increase his annual salary to $185,000 per annum and extend the term of his agreement such that it expires on December 31, 2008.  Each agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 60 days prior to the end of the term (or renewal period). If the Company gives such notice, subject to certain conditions, the executive would be entitled to receive six months salary at the rate then in effect as severance.

Under his agreement, Mr. Ball is employed as the Company's Chairman and Chief Executive Officer at an annual salary of $230,000.  Under his agreement, Mr. Schiffman is employed as its President and Chief Operating Officer at an annual salary of $300,000.

Each of the above executives is eligible to receive an annual bonus based on achieving certain financial goals relating to operating income as determined at the beginning of each fiscal year and non-financial goals, in each case as determined by the Compensation Committee of the Board of Directors.  The maximum amount of bonus payable under their existing agreements is equal to 50% of their combined annual salaries, the distribution of which is determined by a formula set by the Compensation Committee. However, as permitted by the agreements, the Compensation Committee may, in its sole discretion, grant an amount in excess of such maximum to recognize the executive's achievements.

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

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

Amounts incurred under employment agreements in effect during the fiscal years ended September 30, 2005 and 2004, amounted to $1,196,250 and $978,500 for the years ended September 30, 2005 and 2004, respectively, including accrued bonus obligations.  For Fiscal 2005, under the terms of their employment agreements, Messrs. Ball, Schiffman, and Sabra earned bonuses of $214,000, $151,000 and $142,500, respectively, which are accrued at September 30, 2005. For Fiscal 2004, under the terms of their employment agreements, Messrs. Ball, Schiffman, and Sabra earned bonuses of $139,800, $88,800 and $64,700, respectively, which were accrued at September 30, 2004.

Employee Benefits

Under the Hong Kong Employment Ordinance, the Company may be obligated to make lump sum payments on cessation of employment under certain circumstances to employees who have completed a minimum period of continuous service with the Company. The amount payable is dependent on the employee's final salary and number of years of service, and is reduced by entitlements accrued under the Company's Mandatory Provident Fund Scheme that are attributable to contributions made by the Company. As of September 30, 2005, management believes that it is not probable that the conditions that would require an amount to be paid will be met and accordingly, has not recorded a provision for any such obligation.

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

Contract Period 1:  October 1, 2004 to December 31, 2005

Contract Period 2:  January 1, 2006 to December 31, 2006

Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum royalty payment to Motorola for Contract Period 1 is $375,000, or $300,000 annualized.  Prior to the end of Contract Period 1 and Contract Period 2, the Company and Motorola have agreed that, at such times, they will establish new minimum royalty amounts for Contract Period 2 and Contract Period 3, respectively.  If the Company is unable to reach agreement at either such time with Motorola on the minimum royalty payment for Contract Period 2 or Contract Period 3, as the case may be, then the parties have agreed that the minimum royalty payment for the ensuing relevant period may not be less than seventy-five per cent (75%) of the annualized royalties payable in respect of actual sales for the prior contract period, provided, however, that in no event shall the minimum royalty in such ensuing contract period be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of the prior period's annualized minimum royalty.

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

If the Company elects to terminate the license before December 31, 2007, it will be required to pay a penalty of an amount equal to up to one year's minimum royalty under certain conditions as specified in the agreement. The minimum royalty commitments are recognized as expense in the applicable contract period.  Under the current and expired license agreements with Motorola, as applicable, the Company recorded royalty expense of $300,000 and $408,000 for Fiscal 2005 and 2004, respectively, which are included in selling expenses in the accompanying consolidated statements of income.

In July 2005, the license agreement with Motorola was amended to expand the licensed territory to include the APAC Region as well as the EMEA Region in consideration for payment of additional royalties on sales in such licensed territory, subject to payment of minimum royalties, separate and apart from royalties payable in respect of sales in the EMEA Region.  Minimum royalties in respect of the APAC territory are not material.

Bank Guarantee

In July 2002, Forward Innovations, the Company's Swiss subsidiary, and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (approximately $270,000 as of September 30, 2005) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. On December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of September 30, 2005, the Company has not recorded a liability in connection with this guarantee.

Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2005, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, marketable equity securities, accounts receivable and accounts payable as of September 30, 2005 approximate fair value due to the short maturity of these items.

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 8 - SHAREHOLDERS' EQUITY

Anti-takeover Provisions

The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board of Directors has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights.

Stock Repurchase

On September 27, 2002, the Board of Directors of the Company authorized the repurchase of up to 400,000 shares of the Company's outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, the Company's Board of Directors increased the amount of shares authorized for repurchase to 486,200. As of September 30, 2005, the Company has repurchased an aggregate of 102,603 shares at a cost of approximately $171,000. No shares were repurchased in the fiscal year ended September 30, 2005.

Warrants

During Fiscal 1999, the Company issued warrants to purchase 380,000 shares of the Company's common stock to three consultants as partial consideration for services in such areas as investment banking and shareholder relations matters. These warrants were not issued pursuant to an equity compensation plan. As of September 30, 2005, all such warrants had expired unexercised except warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $1.75, and such warrants are outstanding and expire 90 days after a registration statement, which includes all the shares underlying the warrants, is declared effective by the Securities and Exchange Commission. As of September 30, 2005 no such registration statement has been filed with the Securities and Exchange Commission.

Options

In December 1996, the Company's Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to 4,000,000 shares of common stock may be issued to officers, employees and non-employee directors of the Company upon the exercise of incentive stock options and nonqualified stock options. This plan was approved by shareholders in 1997.  The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Company's Compensation Committee establishes the exercise price of the nonqualified options. Options expire ten years after the date of grant and generally vest in equal proportions over three years. During each of the years ended September 30, 2005 and 2004, the Company issued 30,000 options to

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 8 - SHAREHOLDERS' EQUITY (continued)

the Company's outside directors, respectively. A summary of the plan activity for the years ended September 30, is as follows:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding - beginning of year	1,813,750	$2.17	2,102,550	$2.09
Granted	30,000	$15.91	30,000	$2.21
Exercised	1,607,100	$2.20	(287,200)	$1.61
Cancelled expired	--	--	(31,600)	$1.88
Outstanding - end of year	236,650	$3.71	1,813,750	$2.17

Options exercisable at year-end	236,650	$3.71	1,088,750	$1.97

The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding & Exercisable
Range of Exercise Prices	Outstanding at September 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.75 to $2.50	181,650	3.06 years	$1.76
$2.75 to $3.25	25,000	0.25 years	$3.25
$15.91	30,000	9.56 years	$15.91
	236,650	3.59 years	$3.71

There were 1,577,850 shares available for future grants under the plan as of September 30, 2005.

Short-Swing Sale

During Fiscal 2005, a director of the Company sold shares of the Company's common stock in transactions deemed to be short-swing sales in accordance with Section 16(b) of the Securities Exchange Act of 1934. Section 16(b) provides that any profits realized by an insider (including any director or officer) from a non-exempt purchase and sale, or any sale and purchase, of an equity security of the issuer within any period of less than six months are recoverable by the issuer, irrespective of the intention of the insider in entering into such transaction.   Accordingly, the director disgorged to the Company the profits realized from the stock sale in the amount of approximately $256,000. The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds, net of tax, as an increase in additional paid-in capital in its financial statements.

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 9 - 401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.40 on each dollar of employee contribution.  The Company's matching contributions were approximately $72,000 and $68,000 for the years ended September 30, 2005 and 2004, respectively, and are reflected in the accompanying consolidated statements of income.  The Company's contributions vest equally over a three-year period.

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). During Fiscal 2005 and 2004, the average quoted closing market prices of the Company's common stock were $13.10 and $2.28, respectively.  Calculation of diluted earnings per share is as follows:

	Year ended September 30,
	2005	2004
Numerator:
Net income....................................	$9,434,439	$1,939,131
Denominator:
Denominator for basic earnings per share - weighted average shares................	6,873,217	6,136,809
Dilutive stock options and warrants - treasury stock method....................	609,293	305,380
Denominator for diluted earnings per share - weighted average shares..............	7,482,510	6,442,188
Net income per common share
Basic.............................................	$1.37	$0.32
Diluted..........................................	$1.26	$0.30
Shares excluded due to antidilution	--	616,250

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 11 - BUSINESS SEGMENT INFORMATION

The Company operates in a single segment that provides carrying solutions for portable electronic devices. This carrying-solution segment designs and markets products to its customers that include manufacturers of consumer hand held wireless telecommunications and medical monitoring devices. The carrying solution segment operates in geographic regions that include primarily the United States, Europe, and Asia. Geographic regions are defined based primarily on the location of the customer.  Geographic Segment information is as follows:

Revenues from external customers:

	Years Ended September 30,
	(thousands of dollars)
	2005	2004
United States	$11,669	$7,972
Europe	21,297	9,119
Other (Primarily Asia)	18,903	2,982
Total net sales	$51,869	$20,073

Long-lived assets - net of accumulated depreciation:

Identifiable long-lived assets, consisting entirely of property, plant and equipment, by geographic region are as follows:

September 30, 2005
United States	$170,501
Europe	22,270
Other (Primarily Asia)	51,074
Total identifiable long lived-assets	$243,845

Major Customers:

The following customers or their affiliates accounted for more than ten percent of both the Company's total net sales, and the net sales of its geographic regions:

	Year Ended September 30, 2005
	U.S.	Europe	Asia	Total Company
Motorola	9%	30%	17%	56%
Lifescan	0%	1%	11%	12%
Nokia	1%	3%	7%	11%
	Year Ended September 30, 2004
	U.S.	Europe	Asia	Total Company
Motorola	28%	19%	39%	25%
Lifescan	2%	14%	51%	15%
Abbott	22%	11%	0%	13%

FORWARD INDUSTRIES INC.
 Notes to Consolidated Financial Statements

NOTE 11 - BUSINESS SEGMENT INFORMATION (continued)

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

Dated: November 17, 2005                                                 FORWARD INDUSTRIES, INC.

By:  /s/ Jerome E. Ball
Jerome E. Ball
Chief Executive Officer and
Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

November 17, 2005	/s/Jerome E. Ball Jerome E. Ball Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
November 17, 2005	/s/Douglas W. Sabra Douglas W. Sabra Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)
November 17, 2005	/s/Michael Schiffman Michael Schiffman President and Director
November 17, 2005	/s/Bruce Galloway Bruce Galloway Director
November 17, 2005	/s/Edwin Levy Edwin Levy Director
November 17, 2005	/s/Louis Lipschitz Louis Lipschitz Director
November 17, 2005	/s/Norman Ricken Norman Ricken Director

Exhibit Index

3.	ARTICLES OF INCORPORATION AND BY-LAWS
	3.1	Certificate of Incorporation of the Company as amended (incorporated by reference to Exhibit 2(a) to the Form 10-SB)
	3.2	By-Laws (incorporated by reference to Exhibit 2(b) to the Form 10-SB)
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

10.3

Employment Agreement effective as of October 1, 2003 between the Company and Michael Schiffman (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 1, 2003).

10.4

Employment Agreement effective as of October 1, 2003 between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on October 1, 2003).

	10.5	1996 Stock Incentive Plan of Forward Industries, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 of the Company, as filed on April 25, 2003).
21.	SUBSIDIARIES OF THE SMALL BUSINESS ISSUER
	21.1	List of Subsidiaries of Forward Industries, Inc.
23.	CONSENT OF EXPERTS AND COUNSEL
	23.1	Consent of Kaufman, Rossin & Co., P.A.
	23.2	Consent Ernst & Young LLP
31.	CERTIFICATIONS PURSUANT TO RULE 13a-14(a) (Section 302 of Sarbanes-Oxley)
	31.1	Certification of Jerome E. Ball
	31.2	Certification of Douglas W. Sabra
32.	CERTIFICATIONS PURSUANT TO RULE 13a-14(b) (Section 906 of Sarbanes-Oxley)
	32.1	Certifications of Jerome E. Ball and Douglas W. Sabra