Form 10QSB
period 2005-12-31
FORWARD INDUSTRIES INC
filed 2006-02-02
CIK 38264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2005

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from ____ to ____

Commission file number 0-6669

FORWARD INDUSTRIES, INC. (Exact name of small business issuer as specified in its charter)

New York	13-1950672
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1801 Green Rd., Suite E, Pompano Beach, FL	33064
(Address of principal executive offices)	(Zip Code)

(954) 419-9544 (Issuer's Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of February 2, 2006, 7,861,438 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
THREE MONTHS ENDED DECEMBER 31, 2005
CONTENTS

			PAGE
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Consolidated Balance Sheets as of December 31, 2005 (Unaudited)
		and September 30, 2005	3

		Unaudited Consolidated Statements of Income for the Three
		Months Ended December 31, 2005 and 2004	4

		Unaudited Consolidated Statements of Cash Flows for the Three
		Months Ended December 31, 2005 and 2004	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Controls and Procedures	21

PART II		OTHER INFORMATION

	Item 6.	Exhibits	22

		Signatures	22

Note Regarding Use of Certain Terms

                In this Quarterly Report on Form 10-QSB, unless the context otherwise requires, the terms "we", "our", and the "Company"  refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; "Forward" or "Forward Industries" refers to Forward Industries, Inc.; "common stock" refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries' wholly owned subsidiary Koszegi Industries, Inc., an Indiana corporation; "Koszegi Asia" refers to Forward Industries' wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; "Forward Innovations" refers to Forward Industries' wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation;  "GAAP" refers to accounting principles generally accepted in the United States; "Commission" refers to the United States Securities and Exchange Commission; "Exchange Act" refers to the United States Securities Exchange Act of 1934; the "2006 Quarter" refers to the three months ended December 31, 2005; the "2005 Quarter" refers to the three months ended December 31, 2004; Fiscal 2005 refers to our fiscal year ended September 30, 2005; "Fiscal 2006" refers to our fiscal year ending September 30, 2006; "EMEA Region" means the geographic area encompassing Europe, the Middle East and Africa; and APAC Region means the Asia Pacific Region, consisting of Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$18,244,174	$15,291,739
Investments in marketable equity securities	--	75,034
Accounts receivable - net	6,939,880	12,708,684
Inventories	1,492,039	1,113,157
Prepaid expenses and other current assets	196,869	214,012
Deferred tax asset	203,747	215,647
Total current assets	27,076,709	29,618,273

Property, plant, and equipment - net	221,417	243,845
Other assets	44,467	44,467
TOTAL ASSETS	$27,342,593	$29,906,585

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 2,217,639	$ 5,159,020
Accrued expenses and other current liabilities	941,266	1,905,425
Total current liabilities	3,158,905	7,064,445

Commitments and contingencies

Shareholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued	--	--
Common stock, 40,000,000 authorized shares, par value $.01; 8,424,931 and 8,397,031 shares issued at December 31, 2005 and September 30, 2005, respectively (including 563,493 held in treasury)	84,249	83,970
Paid-in capital	15,287,951	14,721,172
Retained earnings	9,664,647	8,890,157
	25,036,847	23,695,299
Less: Cost of shares in treasury	(853,159)	(853,159)
Total shareholders' equity	24,183,688	22,842,140

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,342,593	$29,906,585

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2005	2004
Net sales	$8,670,359	$8,915,890
Cost of goods sold	6,026,062	5,685,795
Gross profit	2,644,297	3,230,095

Operating expenses:
Selling	776,339	765,516
General and administrative	695,223	708,772
Total operating expenses	1,471,562	1,474,288

Income from operations	1,172,735	1,755,807

Other income:
Interest income	151,272	13,307
Other (expense) income	(16,843)	71,322
Total other income	134,429	84,629

Income before provision for income taxes	1,307,164	1,840,436
Provision for income taxes.	532,674	475,400

Net income	$ 774,490	$1,365,036

Net income per common and common equivalent share
Basic	$ 0.10	$ 0.22
Diluted	$ 0.10	$ 0.21

Weighted average number of common and common equivalent shares outstanding
Basic	7,838,422	6,247,405
Diluted	8,023,535	6,660,289

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$ 774,490	$1,365,036
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Tax benefit from exercise of stock options	479,405	--
Provision for obsolete inventory	37,064	7,382
Depreciation and amortization	28,522	31,222
Deferred income taxes	11,900	383,000
Changes in operating assets and liabilities:
Accounts receivable	5,768,804	(3,441,508)
Inventories	(415,946)	(617,082)
Prepaid expenses and other current assets	17,143	(11,042)
Accounts payable	(2,941,382)	932,294
Accrued expenses and other current liabilities	(964,159)	(189,857)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,795,841	(1,540,555)

INVESTING ACTIVITIES:
Proceeds from sale of marketable equity securities	75,034	--
Purchases of property, plant, and equipment	(6,093)	(59,849)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	68,941	(59,849)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	87,653	94,349
NET CASH PROVIDED BY FINANCING ACTIVITIES	87,653	94,349

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,952,435	(1,506,055)

CASH AND CASH EQUIVALENTS - beginning of period	15,291,739	4,487,415

CASH AND CASH EQUIVALENTS - end of period	$18,244,174	$2,981,360

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the fiscal year for:
Interest	$ --	$ --
Income taxes	$ 100,300	$ 18,700

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2005 and 2004
(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

The consolidated balance sheet at September 30, 2005, has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accounting policies used in the preparation of the financial statements included in this Form 10-QSB are the same as those set forth in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2005 and should be read in conjunction with the disclosures presented therein.

For the three-month periods ended December 31, 2005 and 2004 the Company did not have any components of comprehensive income other than net income. The functional currency of each of the Company's wholly owned foreign subsidiaries is the U.S. dollar.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") which expresses the views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates of SFAS 123 (R). The new rule allows companies to implement SFAS 123 (R) at the beginning of the fiscal year that begins after June 15, 2005 or December 15, 2005 for small business issuers.

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

A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2005 and 2004
(Unaudited)

1.             BASIS OF PRESENTATION (CONTINUED)

Recent Accounting Pronouncements (continued)

The Company will adopt SFAS No. 123(R) effective October 1, 2006 using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method per Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based awards granted after the date of adoption. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and income per share under "Share-Based Compensation" below. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.  For the three-month period ended December 31, 2005, the Company's operating cash flows include approximately $479,000 in such benefits.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early application permitted. The Company adopted SFAS No. 151 effective October 1, 2005, which did not have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 effective October 1, 2005 and did not have a material impact on its results of operations or financial position.

In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (AJCA) introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. FSP 109-1 is effective upon its issuance. The adoption of FSP 109-1 did not have a material impact on the Company's results of operations or financial position.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2005 and 2004
(Unaudited)

1.             BASIS OF PRESENTATION (CONTINUED)

Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. FAS 109-2 is effective upon issuance. The Company is currently assessing the repatriation provision to determine whether Forward Innovations or other subsidiary of the Company might repatriate extraordinary dividends, as defined in the AJCA. Among other things, this determination will depend on the level of earnings outside the United States, the debt level between the Company's U.S. and non-U.S. affiliates, and administrative guidance from the Internal Revenue Service. The Company expects to complete this evaluation during Fiscal 2006.

Share-Based Compensation
The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for stock options granted under its 1996 Stock Incentive Plan. Accordingly, no expense for employee share-based compensation was recognized in the three-month periods ended December 31, 2005 and 2004, as all options granted under the plan had an exercise price equal to the quoted market value of the underlying common stock on the date of grant.  For awards to non-employees, the Company recognizes expense in accordance with SFAS 123 and related interpretations and amendments.  No such expense was required during the three-months ended December 31, 2005 and 2004.

If the Company had elected to recognize expense in the three-month periods ended December 31, 2005 and 2004, for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, unaudited net income and income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended
	December 31,
	2005	2004
Net income, as reported	$774,490	$1,365,036
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects	--	29,070
Pro forma net income	$774,490	$1,335,966

Earnings per share:
Basic - as reported	$ 0.10	$ 0.22
Basic - pro forma	$ 0.10	$ 0.21

Diluted - as reported	$ 0.10	$ 0.21
Diluted - pro forma	$ 0.10	$ 0.20

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2005 and 2004
(Unaudited)

1.             BASIS OF PRESENTATION (CONTINUED)

Share-Based Compensation (continued)
The above stock-based employee compensation costs determined under the fair value based method were calculated using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions, are fully transferable, and do not include a discount for large block trades.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, expected life of the option, and other estimates.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

2.             CREDIT FACILITIES

In March 2005, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc. entered into a credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit. The line expires in March 2006 and is renewable annually at the bank's discretion, subject to our submission of satisfactory financial information and other documentation. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to comply with certain financial covenants, including the maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward.  There were no outstanding borrowings or letter of credit obligations under this facility during the three-month period ended December 31, 2005.

In February 2003, Forward's wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of December 31, 2005).  At December 31, 2005, Forward Innovations is contingently liable to the bank in respect of a letter of credit, issued on its behalf in the amount of €224,000 (approximately $265,000 as of December 31, 2005) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands (refer to Note 6).  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2005 and 2004
(Unaudited)

3.             BUSINESS SEGMENT INFORMATION

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

Revenues from external customers (all amounts in thousands of dollars):

	Three Months Ended December 31,
	2005	2004
Asia	$3,621	$2,971
United States	3,399	2,444
Europe	1,650	3,501
Total net sales	$8,670	$8,916

4.             EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. For this purpose, the average quoted market prices for the Company's common stock for the three-month periods ended December 31, 2005 and 2004 were $18.75 and $2.88, respectively. Calculation of basic and diluted earnings per share is as follows:

	Three Months Ended December 31,
	2005	2004
Numerator:
Net income	$774,490	$1,365,036

Denominator:
Denominator for basic earnings per share - weighted average shares	7,838,422	6,247,405
Dilutive stock options and warrants - treasury stock method	185,113	412,884
Denominator for diluted earnings per share - weighted average shares	8,023,535	6,660,289

Net income per common share
Basic	$0.10	$0.22
Diluted	$0.10	$0.21
Shares excluded due to antidilution	--	216,250

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2005 and 2004
(Unaudited)

5.             INCOME TAXES

The Company's income tax provision consists of the following United States and foreign components:

	Three Months Ended December 31,
U.S. Federal and State	2005	2004
Current	$411,074	$29,400
Deferred	129,700	383,000

Foreign:
Current	(8,100)	63,000
Deferred	--	--
Income tax provision	$532,674	$475,400

For the three-month period ended December 31, 2005, the Company recorded a provision for income taxes of approximately $533,000. The Company's effective tax rate does not approximate the statutory United States federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes.  Due to the availability of deferred tax assets and additional tax benefits resulting from the exercise of stock options by certain employees during the three-month period ended December 31, 2005, the Company has not recorded any amounts payable for U.S. income taxes

Effective June 2001, undistributed earnings of the Company's foreign subsidiaries are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At December 31, 2005, the Company's foreign subsidiary had approximately $4,805,000 of accumulated undistributed earnings.  (See the discussion of the possible consequences of action under the American Jobs Creation Act of 2004 under "Management's Discussion of Financial Condition and Results of Operations-Results of Operations-Income Taxes".)

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

Contract Period 2:  January 1, 2006 to December 31, 2006

Contract Period 3:  January 1, 2007 to December 31, 2007

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2005 and 2004
(Unaudited)

6.             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Royalty Commitments (continued)
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

If the Company elects to terminate the license before December 31, 2007, it will be required to pay a penalty of an amount equal to up to one year's minimum royalty under certain conditions as specified in the agreement. The minimum royalty commitments are recognized as expense in the applicable contract period. Under the license agreement, the Company recorded royalty expense of $85,000 and $75,000 for the three-month periods ended December 31, 2005 and 2004, respectively, which are included in selling expenses in the accompanying consolidated statements of income.

In July 2005, the license agreement with Motorola was amended to expand the licensed territory to include the APAC Region as well as the EMEA Region in consideration for payment of additional royalties on sales in the APAC Region, subject to payment of minimum royalties, separate and apart from royalties payable in respect of sales in the EMEA Region.  Minimum royalties in respect of the APAC territory are not material.

Legal Proceedings
From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of December 31, 2005, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

Bank Guarantee
In July 2002, Forward Innovations, the Company's Swiss subsidiary, and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (approximately $265,000 as of December 31, 2005) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. On December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of December 31, 2005, the Company has not recorded a liability in connection with this guarantee.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-Month Periods Ended December 31, 2005 and 2004
(Unaudited)

7.             EQUITY

Stock Option Exercises
During the three-month period ended December 31, 2005, 27,900 shares of common stock were issued due to the exercise of stock options with a range of exercise prices from $2.21 to $3.25.

Treasury Share Purchases
The Company did not purchase any shares of its common stock during the three-month period ended December 31, 2005.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains forward-looking statements that are not based on historical fact and that involve assessments of certain risks, developments, and uncertainties.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe", or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual factors, developments, and events may differ materially from those assumed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and those identified in "Risk Factors" in our annual report on Form 10-KSB for the fiscal year ended September 30, 2005, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among other, the following: our success in winning new business from our customers and against competing vendors, whether replacement programs that we win will be as successful as those that are replaced; levels of demand and pricing generally for cellular handsets and blood glucose monitoring devices for which we supply carry solutions; general economic and business conditions, nationally and internationally in the countries in which we do business; demographic changes; changes in technology, including developments in cellular handsets or the control of diabetes; increased competition; changes affecting one or more of our principal Original Equipment Manufacturer ("OEM") customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this report and our other reports filed with the Commission, including without limitation, those described under the caption Risk Factors contained in our Annual Report on Form 10-KSB for the year ended September 30, 2005.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns or results will not be materially lower than those that may be estimated.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-QSB and in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.  This discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2005 (the "2006 Quarter"), with the three months ended December 31, 2004 (the "2005 Quarter"), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report. There have been no material changes in critical accounting estimates since September 30, 2005.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates.

Variability of Revenues and Results of Operations

Because our sales revenues are highly concentrated in a few large customers, and because the volumes of these customers' order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are highly variable and subject to significant changes over a relatively short period of time.

We depend for the predominant proportion of our sales revenues on OEM orders from our six largest customers, each of which is a large, multinational corporation.  Each of these customers launches many different products and purchases products accessories, such as carrying cases, from many different vendors.  When we are selected to supply a carry solution "in-box" for a specific product and launch, we may not be in a position to know the frequency or volumes of our customers' orders, or the duration of such orders (which will depend on the OEM customer product's life cycle), all of which depend on our customers' ongoing assessments of the product's relative contribution to their businesses, as well as other factors.  Our OEM customers may keep products for which our carry solutions have been selected to be packaged "in-box" in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles and new product introductions, and our customers' competitors' product offerings.  Short product life cycles are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition among vendors is high, and industry technical standards are subject to continuing change.  When "in-box" programs end, and to the extent that the introduction of new programs does not include our products as an accessory "in-box", or such new programs do include our products as an accessory "in-box" but do not result in a comparable level of demand for our products, the level of our OEM product sales is susceptible to significant and rapid change.

All of this makes our quarterly revenue levels susceptible to a high degree of variability and difficult to predict.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, its orders from us by amounts that are material to our business. These factors make the fluctuations in revenues and net income experienced in Fiscal 2005 and the 2006 Quarter fairly typical of the volatility we can experience in our results of operations.

Trends in Results of Operations

  The three major "in-box" programs that drove our results of operations to exceptional levels during Fiscal 2005 did not drive our 2006 Quarter results to either comparable quarter or sequential gains, thus ending a series of sharp sequential quarterly gains in revenue, gross profit, and net income. We believe these three programs are maturing. As a result, and particularly in the largest of these three programs, we are experiencing pricing pressure, shifts in product mix to lower priced items, and a decline in demand from our OEM customers with respect to our products included "in-box" in these programs. We believe these factors were responsible for the reductions in sequential and, in certain cases, comparable quarter declines in unit volumes, revenues, and gross profit contributed by these three "in-box" programs in the 2006 Quarter. Furthermore, we believe these factors will continue to impact our results of operations in Fiscal 2006 as these programs wind down. The resulting impact on our quarterly results of operations in Fiscal 2006 may be especially pronounced when compared to the record setting quarterly results we achieved as a result of these programs in Fiscal 2005. While we expect these programs will terminate in Fiscal 2006, we have begun to ship product for a new "in-box" program and anticipate we will begin shipping products for additional "in-box" programs in Fiscal 2006. However, the timing and size of the contribution of these new "in-box" programs to our revenue, gross profit, and net income to our Fiscal 2006 results of operations are uncertain.

  Product manufacture is increasingly being outsourced by our OEM customers to contract manufacturing firms in China and in Southeast Asia. Such firms are performing assembly and product packaging functions, including the bundling of product accessories such as ours with the product.  As a consequence of this trend, we are increasingly distributing our carry solution products to the contract manufacturing firm on behalf of our OEM customer.  In some cases, depending on our sales and payment arrangements with our OEM customers, we may invoice the contract manufacturing firm and not the OEM customer.  Therefore, it is the contract manufacturing firm's credit to which we must look for payment in such cases and not that of our OEM "customer".  This may alter the credit profile of our customer base and may involve significant purchase order volumes.  In some, but not all cases, the manufacturing firm is itself a large, multinational entity with significant financial resources.  A second result of this trend toward origination of orders from Asia is that Asia has in recent periods accounted for an increasing percentage of our sales revenues, as seen in the tables below.

  We have been approached by several of our OEM customers to enter into hub agreements. Under these agreements, we will be required to ship our products to our OEM customers' distribution hubs, but we will not invoice the OEM customers until they withdraw our product from the hub for shipment to their customers.  We have executed one of these agreements and are currently negotiating several others. We are unable at this time to predict what one-time or recurring effects, if any, the implementation of these arrangements may have on the timing of our revenue recognition, costs, or other aspects of our operations.

Results of Operations for the 2006 Quarter compared to the 2005 Quarter

Net income in the 2006 Quarter was $0.8 million compared to net income of $1.4 million in the 2005 Quarter, a decrease of approximately $0.6 million or 43%.  The decrease was primarily due to a decline in gross profit, as a result of lower margins for cell phone product sales in respect of certain key "in-box" programs, lower total sales, and higher operating costs for our Hong Kong facility. In addition, net income was adversely affected by an increase in our effective tax rate, offset in part by higher interest income due to higher average cash balances and higher yields on those cash balances. Basic and diluted earnings per share were $0.10 for the 2006 Quarter, compared to basic and diluted earnings per share of $0.22 and $0.21, respectively, in the 2005 Quarter. The decrease in earnings per share in the 2006 Quarter was due to the decrease in net income and, to a lesser extent, to a 20% increase in the weighed average shares outstanding compared to the 2005 Quarter.

Net Sales

Net sales decreased $0.2 million or 3% to $8.7 million in the 2006 Quarter compared to $8.9 million in the 2005 Quarter due to lower sales of diabetic products. Net sales of cell phone and diabetic carry solution products were adversely affected due to price reductions, shifts in product mix to lower priced items, and a decline in demand from some of our OEM customers with respect to our products included "in-box" for certain key programs. In addition, our revenue was adversely affected by adoption of a sourcing, billing, and payment arrangement in China for one OEM customer's products in which we recognized revenue only to the extent of the related gross profit on sales to this customer. In the 2005 Quarter, we recognized the full sale price of our products to this customer. The tables below set forth approximate sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2006 Quarter 3 Months ended December 31, 2005 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$ 1.57	$ 1.36	$ 2.76	$ 5.69
Diabetic Products	1.04	0.28	0.78	2.10
Other Products	0.79	--	0.09	0.88
Total*	$3.40	$1.64	$3.63	$8.67

Net Sales for 2005 Quarter 3 Months ended December 31, 2004 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$ 0.97	$ 3.09	$ 1.53	$ 5.59
Diabetic Products	0.73	0.41	1.30	2.44
Other Products	0.74	--	0.14	0.88
Total*	$2.44	$3.50	$2.97	$8.92

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

Overall sales of cell phone products increased $0.1 million, or 2%, to $5.7 million in the 2006 Quarter from $5.6 million in the 2005 Quarter. Cell phone product sales include our OEM "in-box" sales to Motorola and Nokia, as well as sales under our license agreements. OEM cell phone product sales were strong in the 2006 Quarter with significantly higher overall unit sales compared to the 2005 Quarter, driven in particular by the largest of the three "in-box" programs referred to above. However, price reductions and changes in product mix to lower priced items on that program in particular and other programs adversely impacted our net sales.  In addition, our revenue was adversely affected by a sourcing, billing, and payment arrangement for one particular cell phone customer's products in which we recognized revenue only to the extent of the related gross profit on sales to this customer. In the 2005 Quarter, we recognized the full sale price of our cell phone products sold to this customer. OEM cell phone product sales for the 2006 Quarter totaled $5.3 million, compared to $4.9 million in the 2005 Quarter, an increase of $0.4 million or 8%.

Virtually all of our OEM cell phone product sales in the 2006 Quarter were driven by four "in-box" programs. The three programs that drove our sales to exceptional levels during Fiscal 2005 contributed approximately 34%, 6%, and 7%, respectively, of total net sales to the results of the 2006 Quarter. The fourth "in-box" program, which was launched in the 2006 Quarter, contributed an additional 13% of sales in the 2006 Quarter. Combined, these four "in-box" programs accounted for approximately $5.3 million or 60% of our total net sales in the 2006 Quarter.

Sales to third parties under our license agreement with Motorola totaled $0.4 million in the 2006 Quarter compared to $0.7 million in the 2005 Quarter, a decrease of $0.3 million, or 43%, which we believe, in part, is a function of the strong take-up of new OEM handset models generally (including carry accessories "in-box" from numerous vendors), which tends to undercut demand for carry solutions sold through distributors and retailers in the after market.

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

Sales of cases for blood glucose monitoring kits decreased $0.3 million, or 13%, to $2.1 million in the 2006 Quarter from $2.4 million in the 2005 Quarter. The decrease was due primarily to lower sales to Lifescan, our largest OEM customer for these cases, and Roche, sales to whom decreased $0.6 million and $0.1 million, or 43% and 79%, respectively. These decreases more than offset a $0.4 million increase in sales to other OEM customers.  OEM sales of carrying cases for blood glucose monitoring kits represented 24% of our total net sales in the 2006 Quarter compared to 27% total net sales in the 2005 Quarter, as a result of the increase in cell phone product sales revenues in the 2006 Quarter.

Other Product Sales:
We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players, and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By the nature of our distribution in this market, sales of these customized products to order in their product category vary from period to period without necessarily reflecting a significant trend in overall demand for these items. Sales of other products remained consistent between the 2006 Quarter and 2005 Quarter at $0.8 million.

Gross Profit

Gross profit decreased $0.6 million, or 18%, to $2.6 million in the 2006 Quarter from $3.2 million in the 2005 Quarter. In addition, gross profit as a percentage of total net sales decreased to 31% in the 2006 Quarter from 36% in the 2005 Quarter.  Gross profit percentage would have been several percentage points lower except for the impact of a product sourcing, billing, and payment arrangement that we have in place in respect of a product sold to one of our OEM cell phone customers.  These decreases were primarily a result of unit pricing pressure from our largest OEM customer in respect of our carry solution products included with a major "in-box" program that is maturing in its life cycle, offset in small part by substantial increases in unit volume sales. These reductions in our sales price were not matched by reductions in our cost of supplying these carry solution products. Gross profit was also adversely affected by product mix factors for this major "in-box" program, as the proportion of higher price, higher margin carry cases included with the OEM customer's product decreased relative to the lower price, lower margin cleaning cloth.  Lower levels of diabetic sales also resulted in lower gross profit.  In addition, higher operating costs at our Hong Kong Facility, which are included in cost of goods sold, also adversely affected gross profit.  The costs of operating the Hong Kong facility increased to $0.6 million, or 6.4% of net sales, in the 2006 Quarter from $0.5 million, or 5.3% of total net sales in the 2005 Quarter as a result of higher personnel costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses remained consistent in total between the 2006 Quarter and 2005 Quarter at $1.5 million.  However, in the 2005 Quarter, Personnel expenses included $0.3 million of accrued performance-based bonuses, whereas the 2006 Quarter did not include such an accrual, thereby masking increases in personnel expenses, professional fees, and other general and administrative expenses.

Pretax Income

Pretax income decreased $0.5 million or 29% to $1.3 million in the 2006 Quarter from $1.8 million in the 2005 Quarter as a result of the decrease in gross profit as described above.

Income Taxes

Our provision for income taxes increased $58,000 in the 2006 Quarter to $533,000 from $475,000 in the 2005 Quarter.  Our effective tax rate increased to 41% in the 2006 Quarter from 26% in the 2005 Quarter primarily because during the 2006 Quarter we earned a higher proportion of our income in the United States versus Switzerland than in the 2005 Quarter, where the statutory state and federal income tax rates are significantly higher.

We have in the past considered the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their unrepatriated earnings.  At December 31, 2005, those cumulative earnings were approximately $4.8 million.  On October 22, 2004, the American Jobs Creation Act of 2004, or the "Act", became law. The Act creates a one-time tax incentive for United States corporations to repatriate accumulated income earned abroad by providing a tax deduction equal to 85% of the dividends received for certain foreign earnings that are repatriated.  We are currently evaluating the impact of the Act and have not determined if it would be constructive as a strategic fiscal matter for us to make any repatriation under this new law.  We expect to complete this evaluation during Fiscal 2006.

Liquidity and Capital Resources

 During the 2006 Quarter, we generated $2.8 million of cash from operations compared to $1.5 million of cash used in operations in the 2005 Quarter. Our operating cash flows in the 2006 Quarter consisted of net income of $0.8 million, increased by $0.6 million for non-cash items, including $0.5 million of tax benefit related to stock options exercised. These cash flows were increased by net changes in working capital items of $1.4 million, consisting primarily of a decrease in accounts receivable $5.8 million, which was offset, in part, by increases in inventories and accounts payable, and a decrease in accrued expenses of $0.4 million, $2.9 million, and $1 million, respectively.  The lower levels of accounts receivable in the 2006 Quarter are attributable to lower levels of sales in the 2006 Quarter compared to the exceptional sales levels experienced in the fourth quarter of Fiscal 2005. The higher level of inventory in the 2006 Quarter is in support of existing sales orders. The decrease in accrued expenses is primarily a result of accrued remuneration that was subsequently paid in the 2006 Quarter. No such accrual for remuneration was required as of December 31, 2005.

Our operating cash flows in the 2005 Quarter consisted of net income of $1.3 million, adjusted for non-cash items consisting of provisions for depreciation of $31,000, obsolete inventory $7,000 and deferred income taxes of $0.4 million, less net changes in working capital items of $3.3 million.  Changes in working capital items in the 2005 Quarter consisted primarily of increases in accounts receivable and inventories of $3.4 million and $0.6 million, respectively. These increases were offset in part by an increase in accounts payable of $0.9 million

Investing activities generated $75,000 in the 2006 Quarter from the sale of marketable securities, offset in part by purchases of $6,000 for property, plant and equipment, primarily computer and telecommunications hardware and software. Net investing activities used $60,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software, in the 2005 Quarter.

Net financing activities generated $88,000 in cash during the 2006 Quarter and $94,000 in the 2005 Quarter, primarily from the issuance of common stock upon the exercise of stock options to purchase approximately 27,900 and 62,900 shares, respectively, of common stock under our 1996 Stock Incentive Plan.

At December 31, 2005, our current ratio (current assets divided by current liabilities) was 8.57; our quick ratio (current assets less inventories divided by current liabilities) was 8.10; and our working capital (current assets less current liabilities) was $23.9 million.  As of such date, we had no short- or long-term debt balances outstanding.

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

In March 2005, Forward and Koszegi entered into a new credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit. The line expires in March 2006 and is renewable annually, at the discretion of the bank, subject to our submission of satisfactory financial information and other documentation. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to maintain certain financial covenants including the  maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward.  At December 31, 2005, there were no outstanding borrowings or letter of credit obligations under this facility.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans. In connection with this facility, Forward Innovations has agreed to certain covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of December 31, 2005). At December 31, 2005, Forward Innovations is contingently liable to the bank under a letter of credit, issued on its behalf in the amount of €224,000 (approximately $265,000 as of December 31, 2005) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. As of December 31 , 2005, we had repurchased an aggregate of 102,600 shares at a cost of approximately $171,000, but none during the 2006 Quarter, under that authorization.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of December 31, 2005:

Contractual Obligation or Commitment	Jan 05 - Dec 05	Jan 06- Dec 07	Jan 08 - Dec 09	Thereafter
Employment & Consulting Agreements	$ 835,000	$ 1,020,000	$ 185,000	$ --
Operating Leases	218,000	194,000	--	--
License Agreements**	275,000	244,000	--	--
Totals	$ 1,328,000	$ 1,458,000	$ 185,000	$ --

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

Changes in internal controls.

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2006 Quarter.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2006 Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Dated:  February 2, 2006

FORWARD INDUSTRIES, INC. (Registrant)

By: /s/Jerome E. Ball
Jerome E. Ball
Chairman and Chief Executive Officer

By: /s/Douglas W. Sabra
Douglas W. Sabra
Vice President, Chief Financial Officer and
Principal Accounting Officer