Form 10QSB
period 2006-06-30
FORWARD INDUSTRIES INC
filed 2006-07-27
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2006.

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

As of July 27, 2006, 7,861,438 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [   ]  No [X]

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
FORM 10-QSB
THREE MONTHS ENDED JUNE 30, 2006

Note Regarding Use of Certain Terms

In this Quarterly Report on Form 10-QSB, unless the context otherwise requires, the terms "we", "our", and the "Company"  refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; "Forward" or "Forward Industries" refers to Forward Industries, Inc.; "common stock" refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries' wholly owned subsidiary Koszegi Industries, Inc., an Indiana corporation; "Koszegi Asia" refers to Forward Industries' wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; "Forward Innovations" refers to Forward Industries' wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation;  "GAAP" refers to accounting principles generally accepted in the United States; "Commission" refers to the United States Securities and Exchange Commission; "Exchange Act" refers to the United States Securities Exchange Act of 1934; the "2006 Quarter" refers to the three months ended June 30, 2006; the "2005 Quarter" refers to the three months ended June 30, 2005; the "2006 Period" refers to the nine months ended June 30, 2006; the "2005 Period" refers to the nine months ended June 30, 2005; "Fiscal 2005" refers to our fiscal year ended September 30, 2005; "Fiscal 2006" refers to our fiscal year ending September 30, 2006; "EMEA Region" means the geographic area encompassing Europe, the Middle East and Africa; and APAC Region means the Asia Pacific Region, consisting of Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines, and Vietnam.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2005
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$17,287,498	$15,291,739
Investments in marketable equity securities	--	75,034
Accounts receivable - net	5,807,742	12,708,684
Inventories	3,140,066	1,113,157
Prepaid expenses and other current assets	547,548	214,012
Deferred tax asset	47,005	215,647
Total current assets	26,829,859	29,618,273

Property, plant, and equipment - net	182,456	243,845
Other assets.	50,632	44,467
TOTAL ASSETS	$27,062,947	$29,906,585

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,156,651	$5,159,020
Accrued expenses and other current liabilities	374,149	1,905,425
Total current liabilities	2,530,800	7,064,445

Commitments and contingencies

Shareholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $.01; none issued	--	--
Common stock, 40,000,000 authorized shares, par value $.01; 8,424,931 and 8,397,031 shares issued at June 30, 2006 and September 30, 2005, respectively (including 563,493 held in treasury)	84,249	83,970
Paid-in capital	15,287,951	14,721,172
Retained earnings	10,013,106	8,890,157
	25,385,306	23,695,299
Less: Cost of shares in treasury	(853,159)	(853,159)
Total shareholders' equity	24,532,147	22,842,140

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,062,947	$29,906,585

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales	$7,304,648	$13,108,194	$22,432,325	$33,262,367
Cost of goods sold	5,560,026	8,377,983	16,629,311	21,169,445
Gross profit	1,744,622	4,730,211	5,803,014	12,092,922

Operating expenses:
Selling	933,176	848,944	2,565,459	2,381,753
General and administrative	637,478	591,851	1,965,012	1,885,500
Total operating expenses	1,570,654	1,440,795	4,530,471	4,267,253

Income from operations	173,968	3,289,416	1,272,543	7,825,669

Other income (expense):
Interest income	208,470	30,328	554,202	51,948
Other income (expense) - net	14,196	(58,665)	973	(45,929)
Total other income (expense)	222,666	(28,337)	555,175	6,019

Income before provision for income taxes	396,634	3,261,079	1,827,718	7,831,688
Provision for income taxes	111,690	689,567	704,769	1,879,520

Net income	$284,944	$2,571,512	$1,122,949	$5,952,168

Net income per common and common equivalent share
Basic	$0.04	$0.37	$0.14	$0.90
Diluted	$0.04	$0.33	$0.14	$0.82

Weighted average number of common and common equivalent shares outstanding
Basic	7,861,438	7,041,600	7,853,682	6,631,992
Diluted	7,998,285	7,835,059	8,011,966	7,306,463

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$1,122,949	$5,952,168
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from exercise of stock options	479,405	1,394,836
Provision for obsolete inventory	234,606	87,939
Deferred income taxes	168,642	175,051
Depreciation and amortization	80,253	94,607
Provision for bad debt expense	7,700	25,787
Loss on disposal of property, plant and equipment	--	4,000
Changes in operating assets and liabilities:
Accounts receivable	6,893,242	(6,156,883)
Inventories	(2,261,515)	(473,269)
Prepaid expenses and other current assets	(333,536)	50,284
Other assets	(6,165)	500
Accounts payable	(3,002,370)	1,793,012
Accrued expenses and other current liabilities	(1,531,276)	302,062
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,851,935	3,250,094

INVESTING ACTIVITIES:
Proceeds from sale of marketable equity securities	75,034	1,000
Purchases of property, plant, and equipment	(18,863)	(104,923)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	56,171	(103,923)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	87,653	2,424,200
Shareholder contribution from short-swing sale profits, net of tax	--	256,363
NET CASH PROVIDED BY FINANCING ACTIVITIES	87,653	2,680,563

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,995,759	5,826,734

CASH AND CASH EQUIVALENTS - beginning of period	15,291,739	4,487,415

CASH AND CASH EQUIVALENTS - end of period	$17,287,498	$10,314,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the fiscal year for:
Income taxes	$677,910	$66,690

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-and Nine-Month Periods Ended June 30, 2006 and 2005
(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for fiscal year ending September 30, 2006.

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

For the three- and nine-month periods ended June 30, 2006 and June 30, 2005, the Company did not have any components of comprehensive income other than net income. The functional currency of each of the Company's wholly owned foreign subsidiaries is the U.S. dollar.

Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") which expresses the views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123 (R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates of SFAS 123 (R). The new rule allows companies to implement SFAS 123 (R) at the beginning of the fiscal year that begins after June 15, 2005, or December 15, 2005, for small business issuers.

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
Three-and Nine-Month Periods Ended June 30, 2006 and 2005
(Unaudited)

1.             BASIS OF PRESENTATION (CONTINUED)

Recent Accounting Pronouncements (continued)

The Company will adopt SFAS No. 123(R) effective October 1, 2006 using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method per Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based awards granted after the date of adoption by the Company. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and income per share under "Share-Based Compensation" in this Note, below. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.  For the nine-month period ended June 30, 2006, the Company's operating cash flows include approximately $479,000 in such benefits.

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
Three-and Nine-Month Periods Ended June 30, 2006 and 2005
(Unaudited)

1.             BASIS OF PRESENTATION (CONTINUED)

Recent Accounting Pronouncements (continued)
 In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction for the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. FAS 109-2 is effective upon issuance. The Company has evaluated the effects of the repatriation provision and has elected not to avail itself of the AJCA's repatriation incentives.

Share-Based Compensation
The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for stock options granted under its 1996 Stock Incentive Plan. Accordingly, no expense for employee share-based compensation was recognized in the three- and nine-month periods ended June 30, 2006 and 2005, as all options granted under the plan had an exercise price equal to or greater than the quoted market value of the underlying common stock on the dates of grant.  For awards to non-employees (other than Company Directors), the Company recognizes expense in accordance with SFAS 123 and related interpretations and amendments.  No such expense was required during the three- and nine-month periods ended June 30, 2006 and 2005.

If the Company had elected to recognize expense in the three- and nine-month periods ended June 30, 2006 and 2005, for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, unaudited net income and income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income, as reported	$284,944	$2,571,512	$1,122,949	$5,952,168
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects	119,064	245,124	119,064	274,194
Pro forma net income	$165,880	$2,326,388	$1,003,885	$5,677,974

Earnings per share:
Basic - as reported	$0.04	$0.37	$0.14	$0.90
Basic - pro forma	$0.02	$0.33	$0.13	$0.86

Diluted - as reported	$0.04	$0.33	$0.14	$0.82
Diluted - pro forma	$0.02	$0.30	$0.13	$0.78

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-and Nine-Month Periods Ended June 30, 2006 and 2005
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

2.             CREDIT FACILITIES

In March 2006, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc. renewed their credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit. The line expires in March 2007 and is renewable annually at the bank's discretion, subject to our submission of satisfactory financial information and other documentation. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to comply with certain financial covenants, including the maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward.  There were no outstanding borrowings or letter of credit obligations under this facility during the three- and nine-month periods ended June 30, 2006.

In February 2003, Forward's wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of June 30, 2006).  At June 30, 2006, Forward Innovations is contingently liable to the bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (approximately $282,000 as of June 30, 2006) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands (refer to Note 6).  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-and Nine-Month Periods Ended June 30, 2006 and 2005
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

Revenues from external customers (all amounts in thousands of dollars):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Asia	$3,236	$ 4,952	$ 9,288	$11,555
United States	2,305	3,003	8,121	8,675
Europe	1,764	5,155	5,023	13,032
Total net sales	$7,305	$13,110	$22,432	$33,262

4.             EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. For this purpose, the average quoted market prices for the Company's common stock for the three-month periods ended June 30, 2006 and 2005 were $6.42 and $17.31, respectively. Calculation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$284,944	$2,571,512	$1,122,949	$5,952,168

Denominator:
Denominator for basic earnings per share - weighted average shares	7,861,438	7,041,600	7,853,682	6,631,992
Dilutive stock options and warrants - treasury stock method	136,847	793,459	158,284	674,471
Denominator for diluted earnings per share - weighted average shares	7,998,285	7,835,059	8,011,966	7,306,463

Net income per common share
Basic	$0.04	$0.37	$0.14	$0.90
Diluted	$0.04	$0.33	$0.14	$0.82

Options excluded due to antidilution	30,000	--	30,000	--

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-and Nine-Month Periods Ended June 30, 2006 and 2005
(Unaudited)

5.             INCOME TAXES

The Company's income tax provision consists of the following United States and foreign components:

	Three Months Ended June 30,		Nine Months Ended June 30,
U.S. Federal and State	2006	2005	2006	2005
Current	$97,121	$555,008	$536,191	$1,339,837
Deferred	2,769	21,727	171,078	270,051

Foreign:
Current	11,800	112,832	(2,500)	269,632
Deferred	--	--	--	--
Income tax provision	$111,690	$689,567	$704,769	$1,879,520

For the three- and nine-month periods ended June 30, 2006, the Company recorded provisions for income taxes of approximately $112,000 and $705,000, respectively. The Company's effective tax rate does not approximate the statutory corporate United States Federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes.  Due to the availability of deferred tax assets and additional tax benefits resulting from the exercise of stock options by certain employees during the three-and nine-month periods ended June 30, 2006, the Company has not recorded any amounts payable for U.S. income taxes.

Effective June 2001, undistributed earnings of the Company's foreign subsidiaries are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At June 30, 2006, the Company's foreign subsidiaries had approximately $4,863,000 of accumulated undistributed earnings.

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
Three-and Nine-Month Periods Ended June 30, 2006 and 2005
(Unaudited)

6.             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Royalty Commitments (Continued)

The minimum royalty payment to Motorola for Contract Period 1 was $375,000, or $300,000 annualized.  Prior to the end of Contract Period 1 and Contract Period 2, the Company and Motorola agreed that, at such times, they would establish new minimum royalty amounts for Contract Period 2 and Contract Period 3, respectively.  If the Company were unable to reach agreement at either such time with Motorola on the minimum royalty payment for Contract Period 2 or Contract Period 3, as the case may be, then the parties have agreed that the minimum royalty payment for the ensuing relevant period may not be less than seventy-five per cent (75%) of the annualized royalties payable in respect of actual sales for the prior contract period, provided, however, that in no event would the minimum royalty in such ensuing contract period be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of the prior period's annualized minimum royalty.  As a result of the application of the foregoing, the minimum royalty for Contract Period 2 was set at $225,000.

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

Under the license agreement, the Company recorded royalty expense of $154,000 and $394,000 for the three- and nine-month periods ended June 30, 2006, respectively, and $75,000 and $227,000 for the three- and nine-month periods ended June 30, 2005, respectively, which amounts are included in selling expenses in the accompanying consolidated statements of income.  The increases in royalty expense of $79,000 and $167,000 for the three-and nine-month periods, respectively, are primarily a result of higher royalty sales in the EMEA Region and, to a lesser extent, additional minimum royalties in respect of the APAC Region.

Legal Proceedings
From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2006, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

Bank Guarantee
In July 2002, Forward Innovations, the Company's Swiss subsidiary, and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (approximately $282,000 as of June 30, 2006) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. On December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of June 30, 2006, the Company has not recorded a liability in connection with this guarantee.

Forward Industries, Inc.
Notes to Consolidated Financial Statements
Three-and Nine-Month Periods Ended June 30, 2006 and 2005
(Unaudited)

7.             EQUITY

Stock Option Exercises
During the three-month period ended June 30, 2006, no shares of common stock were issued due to the exercise of stock options.   During the nine-month period ended June 30, 2006, 27,900 shares of common stock were issued due to the exercise of options with a range of exercise prices from $2.21 to $3.25.

Treasury Share Purchases
The Company did not purchase any shares of its common stock during the three- and nine-month periods ended June 30, 2006.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains forward-looking statements that are not based on historical fact and that involve assessments of certain risks, developments, and uncertainties.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe", or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual factors, developments, and events may differ materially from those assumed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and those identified in "Risk Factors" in our annual report on Form 10-KSB for the fiscal year ended September 30, 2005, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among other, the following: our success in winning new business from our customers and against competing vendors, whether replacement programs that we win will be as successful as those that are replaced; levels of demand and pricing generally for cellular handsets and blood glucose monitoring devices for which we supply carry solutions; general economic and business conditions, nationally and internationally in the countries in which we do business; our ability to manage inventory levels and obsolescence under the new distribution hub arrangements required by our OEM customers; demographic changes; changes in technology, including developments in cellular handsets or the control and monitoring of diabetes; increased competition; changes affecting one or more of our principal Original Equipment Manufacturer ("OEM") customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this report and our other reports filed with the Commission, including without limitation, those described under the caption Risk Factors contained in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns or results will not be materially lower than those that may be estimated.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-QSB and in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.  This discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2006 (the "2006 Quarter"), with the three months ended June 30, 2005 (the "2005 Quarter"), and the nine months ended June 30, 2006 (the "2006 Period"), with the nine months ended June 30, 2005 (the "2005 Period"), and are based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report. There have been no material changes in critical accounting estimates since September 30, 2005.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

We depend for the predominant proportion of our sales revenues on OEM orders from our six largest customers, each of which is a large, multinational corporation.  Each of these customers launches many different products and purchases products accessories, such as carrying cases, from many different vendors.  When we are selected to supply a carry solution "in-box" for a specific product and launch, we may not be in a position to know the frequency or volumes of our customers' orders, or the duration of such orders (which will depend on the OEM customer product's life cycle), all of which depend on our customers' ongoing assessments of the product's relative contribution to their businesses, as well as other factors.  Adding further uncertainty to the lack of predictability to order flow, our customers are increasingly requesting that we furnish product to distribution hubs for future consumption by them, rather than in respect of direct purchase orders, as discussed below.  Our OEM customers may keep products for which our carry solutions have been selected to be packaged "in-box" in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles and new product introductions, as well as our customers' competitors' product offerings.  Short product life cycles are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition among vendors is high, and industry technical standards are subject to continuing change.  When "in-box" programs end, and to the extent that the introduction of new programs by our customers does not include our products as an accessory "in-box", or such new programs do include our products as an accessory "in-box" but do not result in a comparable level of demand for our products, the level of our OEM product sales is susceptible to significant and rapid change.

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

Trends in Results of Operations

  The three major "in-box" programs that drove our results of operations to exceptional levels during Fiscal 2005 continued to be characterized by declining revenue, gross profit, and net income in the 2006 Period. We believe that these three programs matured at the end of Fiscal 2005. Two of these three programs substantially terminated in the 2006 Quarter, whereas demand for the third and largest program has continued to be substantially lower than Fiscal 2005, and will most likely terminate in Fiscal 2007. Insofar as new "in-box" programs are not performing to the exceptional level of the major programs that drove results of operations in Fiscal 2005, we continue to experience a declining trend in revenues, gross profit, and net income in our results of operations generally.  We continue to experience pricing pressure and shifts in product mix to lower priced items from our OEM customer with respect to certain of our products included "in-box" for the third and remaining program. We expect our levels of revenue, gross profit, and net income in Fiscal 2006 to be significantly lower than the exceptional results of Fiscal 2005.

  Gross profit percentage deteriorated sharply in the 2006 Quarter compared to the 2005 Quarter and is expected to remain significantly lower in the next quarter compared with the levels experienced in the 2005 Period.  In addition to compression of margins attributable to declining prices for certain products included in largest of the three major "in-box" programs referred to above, as the product revenues in respect of these programs declined, the relative contribution of other lower-margin "in-box" programs became proportionally greater, thereby further reducing gross profit percentage as a whole for the 2006 Quarter.  To better control our costs, we are improving our purchasing practices for our major OEM "in-box" programs, developing alternate lower cost sources of supply, and are in the process of relocating our Hong Kong sourcing and inspection facility to mainland China in an effort to reduce our overall cost structure there.

  Our inventory levels have increased and may remain at historically high levels in future periods as we adjust to operational factors arising from hub agreements recently entered into with several of our large OEM customers. Under these agreements, we are required to source and ship our products to our OEM customers' distribution hubs, but do not invoice the OEM customer until it withdraws our product from the hub for sale through its chain of distribution.  We have entered into these agreements with three of our largest OEM customers for certain locations where they operate such hubs. The implementation of these arrangements affects our inventory levels and the timing of our revenue recognition, costs, and other aspects of our operations.

  Product manufacture is increasingly being outsourced by our OEM customers to contract manufacturing firms in China and in Southeast Asia. Such firms are performing assembly and product packaging functions, including the bundling of product accessories such as ours with the OEM customer's product.  As a consequence of this trend, we are increasingly distributing our carry solution products to the contract manufacturing firm on behalf of our OEM customer.  In some cases, depending on our sales and payment arrangements with our OEM customers, we may invoice the contract manufacturing firm and not the OEM customer.  Therefore, it is the contract manufacturing firm's credit to which we must look for payment in such cases and not that of our OEM "customer".  This may alter the credit profile of our customer base and may involve significant purchase order volumes.  In some, but not all cases, the manufacturing firm is itself a large, multinational entity with significant financial resources.  A second result of this trend toward origination of orders from contract manufacturers is that Asia has in recent periods accounted for an increasing percentage of our sales revenues, as seen in the tables below.   In addition, we believe that the increasing reliance on contract manufacturers by our OEM customers is an effort to reduce costs of supply that may also be increasing pressure to compress margins in respect of accessory products packaged "in-box".

Results of Operations for the 2006 Quarter compared to the 2005 Quarter

Net Income

Net income in the 2006 Quarter was $0.3 million compared to net income of $2.6 million in the 2005 Quarter, a decrease of approximately $2.3 million or 89%.  The decrease was due almost entirely to significantly lower gross margin on significantly reduced sales of cell phone products, offset in very small part by a $0.2 million increase in other income. Basic and diluted earnings per share were $0.04 for the 2006 Quarter, compared to basic and diluted earnings per share of $0.37 and $0.33, respectively, in the 2005 Quarter.

Net Sales

Net sales decreased $5.8 million or 44% to $7.3 million in the 2006 Quarter compared to $13.1 million in the 2005 Quarter due primarily to lower sales of OEM cell phone products, which attained historically high levels in the 2005 Quarter due primarily to the success of three "in-box" programs. Net sales of cell phone and diabetic carry solution products were adversely affected due to lower selling prices, shifts in product mix to lower priced items, and a decline in demand from some of our OEM customers with respect to certain of our products included "in-box" for certain key programs. The tables below set forth approximate sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2006 Quarter 3 Months ended June 30, 2006 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$0.65	$1.37	$1.30	$3.32
Diabetic Products	1.00	0.35	1.52	$2.87
Other Products	0.66	0.04	0.42	$1.12
Total*	$2.31	$1.76	$3.24	$7.31

Net Sales for 2005 Quarter 3 Months ended June 30, 2005 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$1.48	$4.48	$3.50	$9.46
Diabetic Products	0.91	0.66	1.27	$2.84
Other Products	0.61	0.01	0.19	$0.81
Total*	$3.00	$5.15	$4.96	$13.11

* Tables may not total due to rounding.

Cell Phone Product Sales:
Our cell phone carry solutions products include carrying cases for handsets and camera attachments, plastic belt clips, carrying case straps and bags, screen cleaners, decorative faceplates, and other attachments used to carry or enhance the appearance of cellular telephone handsets.

We design to the order of and sell these products directly to cell phone handset original equipment manufacturers Motorola and Nokia.  Our cases are packaged as an accessory "in-box" with the handsets that are sold by our OEM customers.  In addition, under our license agreements with Motorola and SAGEM, we distribute our products directly to third party wholesalers and retailers in the EMEA Region for sale as separately packaged accessories.  In addition, under the Motorola license, we have been granted the right to distribute products in the APAC Region, where as yet no sales have been made that are considered material to our results of operations.

Total sales of cell phone products decreased $6.2 million, or 65%, to $3.3 million in the 2006 Quarter from $9.5 million in the 2005 Quarter. Total cell phone product sales include our OEM "in-box" sales to Motorola and Nokia, as well as sales under our license agreements. OEM cell phone product sales were significantly lower as a result of decline in demand from Motorola and Nokia for certain of our products included "in-box" for three major programs that drove our sales to exceptional levels during Fiscal 2005. These three programs contributed approximately $0.9 million, or 12%, of total net sales in the 2006 Quarter, compared to $8.0 million, or 61%, of total net sales in the 2005 Quarter.

Sales to third parties under our license agreement with Motorola totaled $1 million in the 2006 Quarter compared to $0.4 million in the 2005 Quarter, an increase of $0.6 million, or 150%, which we believe is inversely related to the sales of carry accessories included "in-box" by our OEM customers.

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

Sales of cases for blood glucose monitoring kits were $2.9 million in the 2006 Quarter, essentially unchanged compared to sales of such products of $2.8 million in the 2005 Quarter. OEM sales of carrying cases for blood glucose monitoring kits represented 39% of our total net sales in the 2006 Quarter compared to 22% of our total net sales in the 2005 Quarter as a result of the decrease in cell phone product sales revenues in the 2006 Quarter compared to the 2005 Quarter.

Other Product Sales:
We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players, and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By the nature of our distribution in this market, sales of these customized products to order in their product category vary from period to period without necessarily reflecting a significant trend in overall demand for these items. Sales of other products increased $0.3 million, or 38%, to $1.1 million in the 2006 Quarter from $0.8 million in the 2005 Quarter. This increase is primarily attributable to $0.4 million of sales in the 2006 Quarter to a satellite radio, company which is a new OEM customer that first accounted for revenues in the first quarter of our 2006 fiscal year.

Gross Profit

Gross profit decreased $3 million, or 64%, to $1.7 million in the 2006 Quarter from $4.7 million in the 2005 Quarter. This decrease was due to lower sales volumes for OEM cell phone accessory products, lower margins on such reduced volumes due to pricing pressures, shifts in product mix to lower price/lower margin items, and higher freight costs and costs of operating our Hong Kong facility.  As a percentage of sales, gross profit decreased to 24% in the 2006 Quarter from 36% in the 2005 Quarter.  Even with the significantly lower sales volumes: the costs of operating our Hong Kong facility remained even at $0.6 million, or 7.9% of net sales in the 2006 Quarter, compared to 4.4% of total net sales in the 2005 Quarter as a result of higher personnel costs. Freight costs increased to $0.3 million or 4.4% of net sales in the 2006 Quarter compared to $0.7 million or 2.2 % of net sales in the 2005 Quarter as a result of increased reliance on air freight to meet customer deadlines and a higher number of low dollar value shipments of licensed products that are subject to a fixed cost per shipment.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $0.2 million, or 14%, to $1.6 million in the 2006 Quarter from $1.4 million in the 2005 Quarter primarily due to higher royalty, insurance, directors' compensation, and personnel costs.  In particular, royalties paid to Motorola increased $80,000 to $150,000 due to higher sales of licensed products.

Other Income (Expense)

Other income (expense) improved $248,000 to income of $220,000 in the 2006 Quarter compared to expense of $28,000 in the 2005 Quarter as a result of increased interest income earned on higher average cash balances and interest rates in the 2006 Quarter as compared to the 2005 Quarter.  In the 2005 Quarter, other expense attributable to foreign exchange losses exceeded the level of our interest income.

Pretax Income

Pretax income decreased $2.9 million or 88% to $0.4 million in the 2006 Quarter from $3.3 million in the 2005 Quarter as a result of the decrease in gross profit as described above.

Income Taxes

Our provision for income taxes decreased $0.6 million in the 2006 Quarter to approximately $0.1 million from $0.7 million in the 2005 Quarter.  Our effective tax rate increased to 28% in the 2006 Quarter from 21% in the 2005 Quarter primarily because during the 2006 Quarter we earned a higher proportion of our income in the United States, where the statutory state and federal income tax rates are significantly higher, versus Switzerland.

We have in the past considered the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their unrepatriated earnings.  At June 30, 2006, those cumulative earnings were approximately $4.9 million.  On October 22, 2004, the American Jobs Creation Act of 2004, or the "Act", became law. The Act creates a one-time tax incentive for United States corporations to repatriate accumulated income earned abroad by providing a tax deduction equal to 85% of the dividends received for certain foreign earnings that are repatriated.  The Company has evaluated the effects of the repatriation provision and has elected not to avail itself of the Act's repatriation incentives.

Results of Operations for the 2006 Period compared to the 2005 Period

Net Income

Net income in the 2006 Period was $1.1 million compared to net income of $6.0 million in the 2005 Period, a decrease of approximately $4.9 million or 82%.  The decrease was predominantly due to significantly lower gross margin on significantly lower sales of cell phone products. Basic and diluted earnings per share were $0.14 for the 2006 Period, compared to basic and diluted earnings per share of $0.90 and $0.82, respectively, in the 2005 Period.

Net Sales

Net sales decreased $10.9 million or 33% to $22.4 million in the 2006 Period compared to $33.3 million in the 2005 Period due primarily to lower sales of OEM cell phone products, which attained historically high levels in the 2005 Period due primarily to the success of three "in-box programs. Net sales of cell phone and diabetic carry solution products were adversely affected due to lower selling prices, shifts in product mix to lower priced items, and a decline in demand from some of our OEM customers with respect to our products included "in-box" for certain key programs.

Net Sales for 2006 Period 9 Months ended June 30, 2006 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$2.84	$3.87	$4.94	$11.65
Diabetic Products	3.27	1.11	3.50	$7.88
Other Products	2.01	0.04	0.85	$2.90
Total*	$8.12	$5.02	$9.29	$22.43

Net Sales for 2005 Period 9 Months ended June 30, 2005 (millions of dollars)
	US	Europe	Asia	Total
Cell Phone Products	$4.01	$11.22	$7.18	$22.41
Diabetic Products	2.64	1.79	3.88	$8.31
Other Products	2.02	0.02	0.50	$2.54
Total*	$8.67	$13.03	$11.56	$33.26

* Tables may not total due to rounding.

Cell Phone Product Sales:
Total sales of cell phone products decreased $10.7 million, or 48%, to $11.7 million in the 2006 Period from $22.4 million in the 2005 Period.  Total cell phone product sales include our OEM "in-box" sales to Motorola and Nokia, as well as sales under our license agreements. OEM cell phone product sales for the 2006 Period totaled $9.2 million, compared to $20.9 million in the 2005 Period, a decrease of $11.7 million or 56%. OEM cell phone product sales were significantly lower as a result of decline in demand from Motorola and Nokia for certain of our products included "in-box" for three major programs that drove our sales to exceptional levels during Fiscal 2005. These three programs contributed approximately $5.6 million, or 25%, of total net sales in the 2006 Period, compared to $18.5 million, or 56%, of total net sales in the 2005 Period.

In addition, our OEM cell phone revenue was adversely affected by a sourcing, billing, and payment arrangement for one particular cell phone customer's products in which we recognized revenue only to the extent of the related gross profit on sales to this customer. Had we not implemented this arrangement, our OEM cell phone revenues would have been approximately $1.1 million higher in the 2006 Period.

Sales to third parties under our license agreement with Motorola totaled $2.3 million in the 2006 Period compared to $1.5 million in the 2005 Period, an increase of $0.8 million, or 53%, which we believe is inversely related to the sales of carry accessories included "in-box" by our OEM customers.

Diabetic Product Sales:
 Sales of cases for blood glucose monitoring kits decreased $0.4 million, or 5%, to $7.9 million in the 2006 Period from $8.3 million in the 2005 Period. The decrease was due primarily to lower sales to Lifescan, our largest OEM customer for these cases, and Roche, sales to whom decreased $0.8 million and $0.5 million, or 19% and 83%, respectively. These decreases more than offset a $0.8 million, or 52%, increase in sales to Abbott Labs.  OEM sales of carrying cases for blood glucose monitoring kits represented 35% of our total net sales in the 2006 Period compared to 25% of our total net sales in the 2005 Period, as a result of the decrease in cell phone product sales revenues in the 2006 Period compared to the 2005 Period.

Other Product Sales:
 Sales of other products increased $0.4 million, or 16% to $2.9 million in the 2006 Period, from $2.5 million in the 2005 Period. This increase is primarily attributable to $0.7 million of sales to a satellite radio company in the 2006 Period, which was offset in part by a $0.4 million decrease in sales to an MP3 manufacturer.

Gross Profit

Gross profit decreased $6.3 million, or 52%, to $5.8 million in the 2006 Period from $12.1 million in the 2005 Period. Gross profit decreased primarily due to lower sales volumes for OEM cell phone accessory products, lower margins on such reduced selling volumes due to pricing pressures, shifts in our OEM cell phone product mix, and higher freight costs and cost of operating our Hong Kong facility.  As a percentage of sales, gross profit decreased to 26% in the 2006 Period from 36% in the 2005 Period.  Even with the significantly lower sales volumes: the costs of operating our Hong Kong facility increased to $1.8 million, or 7.8% of net sales, in the 2006 Period from $1.6 million, or 4.8% of total net sales in the 2005 Period primarily as a result of higher personnel costs; and freight costs increased to $0.9 million or 4.1% of net sales in the 2006 Period compared to $0.7 million or 2.2% of net sales in the 2005 Period as a result of increased reliance on air freight to meet customer deadlines and a higher number of low dollar value shipments of licensed products that are subject to a fixed cost per shipment.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $0.2 million, or 5%, to $4.5 million in the 2006 Period from $4.3 million in the 2005 Period primarily due to higher royalty, insurance, directors compensation and travel and entertainment costs. In particular, royalties owed to Motorola increased $170,000 to $390,000 due to higher sales of licensed products.  In addition, personnel expenses for the 2005 Period included $0.3 million of accrued performance-based bonuses, whereas the 2006 Period did not include such an accrual, thereby masking increases in personnel expenses, professional fees, and other general and administrative expenses.

Other Income (Expense)

Other income (expense) improved $0.6 million to income of $0.6 million in the 2006 Period compared to income of $6,000 in the 2005 Period as a result of the increase in interest income earned on higher average cash balances and interest rates in the 2006 Period compared to the 2005 Period.  In the 2005 Period, other expense primarily attributable to foreign exchange losses served to offset in part our interest income.

Pretax Income

Pretax income decreased $6 million or 77% to $1.8 million in the 2006 Period from $7.8 million in the 2005 Period as a result of the decrease in gross profit as described above.

Income Taxes

Our provision for income taxes decreased $1.2 million in the 2006 Period to $0.7 million from $1.9 million in the 2005 Period.  Our effective tax rate increased to 39% in the 2006 Period from 24% in the 2005 Period primarily because during the 2006 Period we earned a higher proportion of our income in the United States, where the statutory state and federal income tax rates are significantly higher, versus Switzerland.

We have in the past considered the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their unrepatriated earnings.  At June 30, 2006, those cumulative earnings were approximately $4.9 million.  On October 22, 2004, the American Jobs Creation Act of 2004, or the "Act", became law. The Act creates a one-time tax incentive for United States corporations to repatriate accumulated income earned abroad by providing a tax deduction equal to 85% of the dividends received for certain foreign earnings that are repatriated.  The Company has evaluated the effects of the repatriation provision and has elected not to avail itself of the Act's repatriation incentives.

Liquidity and Capital Resources

 During the 2006 Period, we generated $1.9 million of cash from operations compared to $3.3 million of cash from operations generated in the 2005 Period. Our operating cash flows in the 2006 Period consisted of net income of $1.1 million, increased by $1.0 million for non-cash items, including $0.5 million of tax benefit related to stock options exercised and provisions for obsolete inventory, deferred income taxes, and depreciation totaling nearly $0.5 million. These cash flows were increased by net changes in working capital items of $0.2 million, consisting primarily of a decrease in accounts receivable $6.9 million, which was offset, for the most part, by increases in inventories of $2.3 million and decreases in accounts payable and accrued expenses of $3 million, and $1.5 million, respectively.  The lower levels of accounts receivable and accounts payable in the 2006 Period are attributable to lower levels of sales in the 2006 Period compared to sales levels experienced in the last quarter of Fiscal 2005. The higher level of inventory in the 2006 Period is in support of existing sales orders and the entry into the hub arrangements as described above. The decrease in accrued expenses is primarily a result of accrued remuneration that was subsequently paid in the 2006 Period. No such accrual for remuneration was required as of June 30, 2006.

Our operating cash flows in the 2005 Period consisted of net income of $6 million, adjusted for non-cash items including a tax benefit from the exercise of stock options of $1.4 million, deferred income taxes of $0.2 million, and provisions for depreciation and obsolete inventory $0.1 million, respectively, less net changes in working capital items of $4.5 million.  Changes in working capital items in the 2005 Period consisted primarily of increases in accounts receivable and inventories of $6.1 million and $0.5 million, respectively. These increases were offset in part by an increase in accounts payable of $1.8 million.

Net investing activities generated $56,000 in cash during the 2006 Period and consisted of $75,000 of cash generated from the sale of marketable equity securities and $19,000 of cash used for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software. Net investing activities used $0.1 million of cash during the 2005 Period for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

Net financing activities generated $0.1 million in cash during the 2006 Period and $2.6 million in the 2005 Period, primarily from the issuance of common stock upon the exercise of stock options to purchase approximately 27,900 and 1,180,000 shares, respectively, of common stock under our 1996 Stock Incentive Plan.

At June 30, 2006, our current ratio (current assets divided by current liabilities) was 10.6; our quick ratio (current assets less inventories divided by current liabilities) was 9.36; and our working capital (current assets less current liabilities) was $24.3 million.  As of such date, we had no short- or long-term debt balances outstanding.

Our primary sources of liquidity are cash on hand, our operating cash flow, and our bank credit facilities. Based on current market conditions as well as the relatively small number of stock options remaining unexercised, we do not believe that exercises of employee or director stock options, or tax benefits derived there from, will constitute a material source of liquidity in future periods compared to Fiscal 2005. The primary demands on our working capital are: our accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders and we order from our suppliers; and our commitments under our license agreement with Motorola.

We anticipate that our liquidity and financial resources for the ensuing fiscal year will be adequate to manage our financial requirements.

In March 2006, Forward and Koszegi renewed its credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit. The line expires in March 2007 and is renewable annually, at the discretion of the bank, subject to our submission of satisfactory financial information and other documentation. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to maintain certain financial covenants including the  maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward.  At June 30, 2006, there were no outstanding borrowings or letter of credit obligations under this facility.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans. In connection with this facility, Forward Innovations has agreed to certain covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of June 30, 2006). At June 30, 2006, Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (approximately $282,000 as of June 30, 2006) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. As of June 30, 2006, we had repurchased an aggregate of 102,600 shares at a cost of approximately $171,000, but none during the 2006 Quarter, under that authorization.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of June 30, 2006:

Contractual Obligation or Commitment	July 06 - June 07	July 07- June 09	July 09 - June 11	Thereafter
Employment & Consulting Agreements	$835,000	$418,000	$--	$--
Operating Leases	241,000	287,000	312,000	153,000
License Agreements**	259,000	122,000	--	--
Totals	$1,335,000	$827,000	$312,000	$153,000

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

PART II.  OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on April 27, 2006.  The following matters were voted upon at the Annual Meeting of Shareholders:

1.        Election of a Board of Directors

	Number of Shares Voted
Name	For	Withheld
Jerome E. Ball......................	6,626,215	71,864
Bruce Galloway..................	6,611,097	86,982
Edwin Levy.........................	6,615,480	82,599
Louis Lipschitz...................	6,619,166	78,913
Norman Ricken...................	6,630,941	67,138
Douglas Sabra....................	6,608,805	89,274
Michael Schiffman.............	6,624,130	73,949

2.        Proposal to approve the Forward Industries, Inc. 2006 Restricted Stock Plan.

Number of Shares Voted
For	Against	Abstain
1,931,548	278,804	31,271

Note: Subsequent to the Annual Meeting of Stockholders, the Company's Board of Directors voted to terminate the Forward Industries, Inc. 2006 Restricted Stock Plan in its entirety as well as awards granted thereunder. The Company intends to introduce a revised stock plan at the next shareholder meeting.

3.        Ratification of Kaufman, Rossin & Co., P.A. as the independent registered public accounting firm for the Company for the Fiscal Year ending September 30, 2006.

	Number of Shares Voted
	For	Against	Abstain
Ratify Kaufman & Rossin & Co., P.A. as the independent registered public accounting firm for the Company the Fiscal Year ending September 30, 2006....	6,633,252	52,232	12,595

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

Dated:  July 27, 2006

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/Jerome E. Ball

Jerome E. Ball
Chairman and Chief Executive Officer

By: /s/Douglas W. Sabra

Douglas W. Sabra
Vice President, Chief Financial Officer and
Principal Accounting Officer