Form 10KSB
period 2006-09-30
FORWARD INDUSTRIES INC
filed 2006-11-20
CIK 38264

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

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

Common Stock, $.01 par value
(Title of class)

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ] No [X]

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

The issuer's revenues for its most recent fiscal year: $30,607,843

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

Approximately $30,902,633 based on the average of the closing bid price ($5.05) and closing asked price ($5.08), as reported on the NASDAQ SmallCap Market on November 10, 2006.

As of November 10, 2006, 7,861,438 shares of the issuer's common stock, $.01 par value per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [ X ]

FORM 10-KSB ANNUAL REPORT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
FORWARD INDUSTRIES, INC.

Note Regarding Use of Certain Terms

            In this Annual Report on Form 10-KSB, unless the context otherwise requires, the terms "we", "our", and "the Company" refer to Forward Industries, Inc., a New York corporation, together with i consolidated subsidiaries; "Forward Industries" refers to Forward Industries, Inc.; "common stock" refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries' wholly owned subsidiary Koszegi Industries, Inc., an Indiana corporation; "Koszegi Asia" refers to Forward Industries' wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; "Forward Innovations" refers to Forward Industries' wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation; "you" refers to holders of Forward's common stock who are not affiliates (as such term is defined in Rule 144(a)(1) under the Securities Act of 1933) of Forward; "Commission" refers to the United States Securities and Exchange Commission; "Securities Act" refers to the United States Securities Act of 1933; "Exchange Act" refers to the United States Securities Exchange Act of 1934; Fiscal 2006 refers to our fiscal year ended September 30, 2006; Fiscal 2005 refers to our fiscal year ended September 30, 2005; Fiscal 2004 refers to our fiscal year ended September 30, 2004; "EMEA Region" means the geographic area encompassing Europe, the Middle East and Africa; "APAC Region" means the Asia Pacific Region, encompassing Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam; and "Americas" means the geographic area, encompassing North, Central, and South America.

Forward-Looking Statements

This Annual Report contains forward-looking statements that are not based on historical fact and that involve predictions of future events based on assessments of certain risks, developments, and uncertainties.  These forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe", or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual factors, developments, and events may differ materially from those assumed.  Such uncertainties, contingencies, and developments, including those discussed in Item 6 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Risk Factors", could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among others, the following: our success in winning new business from our customers and against competing vendors; whether replacement "in box" programs that we win will be as successful as those that are replaced; levels of demand generally for cellular handsets and blood glucose monitoring devices for which we supply carry solutions; general economic and business conditions, nationally and internationally in the countries in which we do business; demographic changes; changes in technology, including developments in cellular handsets or the control of diabetes; increased competition in the carrying case business; changes affecting, or the loss of, one or more of our principal OEM customers; the effective management of inventory including in connection with our OEM customers' hub arrangements to which we are subject; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this Annual Report and our other reports filed with the Commission.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual results will not be materially different than those contained in any such forward looking statement.

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

We design, market, and distribute carry solutions for hand held consumer electronics products, including soft-sided carrying cases, bags, clips, hand straps, decorative face plates, and other accessories for cellular telephones, medical monitoring and diagnostic kits, cameras, and other consumer electronic products.  We sell these products in two different customer markets.  Our principal customer market is original equipment manufacturers, or "OEMs", of these consumer electronic products, who ship our carry solution products as accessories "in box" with their product offerings and to an increasing extent the contract manufacturing firms of these OEM customers.  In Fiscal 2006, sales to OEM customers (or their contract manufacturers) accounted for 89% of our revenues.

Our second, and much smaller, customer market consists of wholesalers and retailers in the cell phone products aftermarket to whom we sell carry solutions under non-exclusive licenses from Motorola, Inc. and SAGEM S.A., a multi-national electronics manufacturer.  Under the Motorola license, we have been granted the rights to market such carry solutions bearing Motorola's trademarks in the EMEA Region and in the APAC Region.  Under the SAGEM license, we market such carry solutions bearing SAGEM's trademarks in the EMEA Region.  In Fiscal 2006, sales of licensed products accounted for 11% of our revenues.

Our suppliers custom manufacture our carrying cases and related products to our order based on our designs and know-how and to our customers' specifications. Typically, we ship these products to our OEM customers, or to their contract manufacturers, to be packaged with their consumer products prior to distribution and sale.  In the case of sale of carry solutions to our aftermarket customers under license, we ship these as stand alone stock units to wholesalers and retailers.  We do not manufacture any of the products that we sell and distribute.

Background.  Forward Industries, Inc. was incorporated in 1961 under the laws of the State of New York. Until 1989, our primary business was the manufacture and distribution of advertising specialty and promotional products. In 1989, we acquired Koszegi Industries, Inc., or "Koszegi", an Indiana corporation that manufactured soft-sided carrying cases at its South Bend, Indiana, facility.  Our carrying case business progressively increased to the point where it became the predominant part of our business.  In September 1997, we sold the assets relating to the production of advertising specialty and promotional products and ceased operating in that business segment.

In May 1994, we formed Koszegi Asia Ltd., or "Koszegi Asia", as a wholly owned, Hong Kong-based subsidiary of Forward Industries to facilitate a more nimble and robust carrying case procurement and quality control infrastructure and to further enhance our foreign sourcing capabilities. With Koszegi Asia's ability to source quality cases in China on short lead times, we determined that our domestic production capability was unnecessary, and we now source all our product supply from Chinese suppliers.  See "Product Supply.

"In recent years we have focused on strengthening our sales and distribution network and commercial relationships with our key OEM customers.  During Fiscal 2006, we began to modify our quality control infrastructure by contracting part of this function away from our Hong Kong distribution and quality control facility directly to a third party provider.  We have been creative in addressing and responding to our OEM customers' needs to facilitate their distribution requirements. During Fiscal 2006 we entered into distribution hub agreements with two of our OEM customers at their request to improve their tracking and control of accessory products packaged "in box" with their consumer electronics.  In addition, we have sought to strengthen our presence in secondary markets.  In July 2005, our license agreement with Motorola, renewed in October 2004, was amended to expand the licensed territory to include the APAC Region as well as the EMEA Region, although this initiative has yet to impact our revenue.  In February 2005 we entered into a license agreement with SAGEM, a French multinational electronics firm, for the distribution of cell phone carry solutions bearing the SAGEM trademarks throughout the EMEA Region.  In May 2001, we formed Forward Innovations GmbH, a wholly owned Swiss subsidiary of Forward Industries, or "Forward Innovations", to facilitate distribution of licensed products as well as to further develop our OEM European business presence.  Forward Innovations has allowed us to better serve our European customers.   See "Marketing and Distribution."

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

Cases for Cellular Handsets. We sell carrying cases and related accessory products for cellular telephone handsets to OEM handset suppliers and, under license, to retailers and wholesalers of cellular phone products and related accessories.  These products include carry cases for cell phone handsets, cases for handset camera attachments, handset plastic belt clips, carrying case straps and bags, decorative faceplates, wrist straps, digital display cleaning cloths, and other accessory products.  Our selling prices for these products vary widely, depending on the specific product, terms of the order, quantity ordered, and distribution channel, and generally range from $.20 or less to $13.00 per unit, with the higher prices in the range generally occurring in the case of licensed product sales.  In the case of sales to OEM customers and their contract manufacturers, the manufacturer or its contract supplier packages the cases or other accessories "in box" as a custom accessory for the cellular handset.  In the case of sales of licensed products, we sell and ship these products as separately packaged, aftermarket accessories to third party distributors under our license agreements with Motorola and SAGEM.

Cases for Medical Kits.  We sell our medical monitoring and diagnostic kit carrying cases directly to OEMs (or their contract manufacturers) of electronic blood glucose monitoring kits for personal use by diabetics.  We typically sell these cases at prices ranging from $0.50 to $9.00 per unit.  The manufacturer or its contract supplier packages the cases "in box" as a custom accessory for its blood glucose testing and monitoring kits.  The kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer's logo and designed to fit and secure the glucose monitor, testing strips and lancets in separate straps, pouches, and holders. We believe that users of these monitoring kits may purchase new kits as frequently as every two years, depending on advances made in the blood glucose measurement technology and functionality.  As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet.

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

Marketing, Distribution, and Sales

Geographic Sales Distribution

We sell our products globally.  The percentages of net sales to customers by their geographic location for the fiscal years ended September 30, 2006, 2005, and 2004 are as follows:

	Percentage of Net Sales by Geographic Location for the Fiscal Years Ended September 30,
	2006	2005	2004
APAC	44%	36%	15%
Americas	34%	23%	40%
EMEA	22%	41%	45%
Total	100%	100%	100%

The variability of percentages of sales to customers by geographic location during these periods, and in particular the increasing importance of the Asia Pacific region, is attributable to fluctuations in order flow from, and the location of, our large OEM customers and, increasingly, the fact that, in certain cases, our OEM customers have outsourced product manufacture to contract manufacturers located in China or elsewhere in Asia.  Where such outsourcing to Asian contract manufacturers is the case, we ship product to, and it is packaged in box at, such contract manufacturing facility.  If payment to us is due from the contract manufacturer, we identify the sale to its geographic location rather than that of the OEM customer for whom the contract manufacturer is supplying product together with our cases.  See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report.

Sales Force

During the fiscal years ended September 30, 2006 and 2005, approximately 99% and 95%, respectively, of net sales were made directly by our employees, who work on a salaried (plus incentive bonuses) and not a commission basis. Depending on their customer accounts and whether sales are made to OEM customers or under license, such employees are based in our executive offices in Florida, in Switzerland, or in Hong Kong.  The remaining sales were made through independent sales representative organizations, which receive a commission averaging 5% of the net sales amount.

Channels of Distribution

We have two channels of distribution for our products: first, direct to our OEM customers, which package our carry solutions products in box with their products, although increasingly, we may ship directly to the OEM customer's contract manufacturer, which similarly packages our products in box on behalf of the OEM customer.  The second distribution channel is under our license agreements, where our carry solution product accessories bearing our licensor's trademarks are separately packaged and shipped to distributors and retailers for sale in the aftermarket.  In the three fiscal years ended September 30, 2006, 2005 and 2004, approximately 89%, 97%, and 89%, respectively, of our net sales were made to OEM customers (or their contract manufacturers), and sales of licensed products designed and developed by us under license accounted for approximately 11%, 3%, and 11%, respectively, of net sales.

OEM Product Sales. In the three fiscal years ended September 30, 2006, 2005, and 2004, OEM products sales for cellular phone handsets accounted for 40%, 67%, and 34%, respectively, of our net sales, and OEM product sales for blood glucose monitors accounted for approximately 37%, 23%, and 43%, respectively, of our net sales. In the three fiscal years ended September 30, 2006, 2005, and 2004, approximately 12%, 7%, and 11%, respectively, of net sales represented sales of carrying cases for products other than blood glucose monitoring kits or cellular phone handsets: these include custom cases for cameras, portable oxygen tanks, bar code scanners, MP3 players and other consumer electronic devices.

Of our approximately 200 active customers, four customers, including their subsidiaries, affiliates, or their contract manufacturers, accounted for approximately 73% of our net sales in Fiscal 2006. Our principal customers include Motorola for cellular telephone carrying cases and accessories, and Abbott Laboratories ("Abbott"), Bayer Healthcare LLC, ("Bayer") and Lifescan, Inc. ("Lifescan"), a subsidiary of Johnson and Johnson, for carrying cases for diabetic monitoring kits.  These customers package our cases or other accessories "in box" with their branded products, or use them as promotional items.  Our three largest customers in terms of our net sales are Motorola, Inc., Lifescan, and Abbott.  Motorola, Inc. (together with its respective international affiliates, "Motorola"), is our largest OEM customer, accounting for approximately 37% and 56%, respectively, of net sales in the fiscal years ended September 30, 2006 and 2005 (excluding sales of Motorola-branded products to third parties under our license agreement).  In the fiscal years ended September 30, 2006 and 2005, sales of cases for Lifescan diabetic monitoring kits accounted for approximately 19% and 12%, respectively, of our net sales. Sales of cases for diabetic monitoring kits to Abbott accounted for approximately 9% and 4%, respectively, of our net sales in the fiscal years ended September 30, 2006 and 2005. The loss of any of the above named customers would have a material adverse effect on our business, results of operations and financial condition. See "Item 6.  Management's Discussion and Analysis-Variability of Revenues and Results of Operations;-Risk Factors-Our business is characterized by a high degree of customer concentration.  Two significant customers accounted for 56% of revenues in Fiscal 2006; the loss of, or material reduction in orders from, any of these customers would materially and adversely affect our results of operations and financial condition."

During Fiscal 2006, sales to Nokia declined to approximately 3% of net sales compared to Fiscal 2005, when such revenue, primarily contributed by one major program, accounted for approximately 11% of net sales This program substantially terminated during Fiscal 2006.  We currently have no material in-box programs in active promotion with Nokia but have no reason to believe we won't be considered for future business from this customer.  Similarly, sales to Roche diminished each quarter during the course of Fiscal 2006, and it is currently not considered a major customer.

Licensed Product Sales.  We have entered into non-exclusive licenses with Motorola and SAGEM, each of which grants us the right to sell cell phone carry cases and other accessories branded with their respective trademarks in designated territories.  The SAGEM license is not material to our revenue or expenses.

Sales to third parties of licensed products under the Motorola agreement accounted for approximately 10% and 3% of our net sales in the fiscal years ended September 30, 2006, and 2005, respectively.

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

  Contract Period 1:  October 1, 2004 to December 31, 2005
  Contract Period 2:  January 1, 2006 to December 31, 2006
  Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum royalty payment to Motorola for Contract Period 1 is $375,000, or $300,000 annualized.  Prior to the end of Contract Period 1 and Contract Period 2, the Company and Motorola have agreed that, at such times, they will establish new minimum royalty amounts for Contract Period 2 and Contract Period 3, respectively.  If the Company is unable to reach agreement at either such time with Motorola on the minimum royalty payment for Contract Period 2 or Contract Period 3, as the case may be, then the parties have agreed that the minimum royalty payment for the ensuing relevant period may not be less than seventy-five per cent (75%) of the annualized royalties payable in respect of actual sales for the prior contract period, provided, however, that in no event shall the minimum royalty in such ensuing contract period be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of the prior period's annualized minimum royalty.  Pursuant to this formula, and in the absence of any agreement to the contrary, the minimum royalty amount for Contract Period 2 was fixed at $225,000, and is expected to be fixed in the amount of $281,000 for Contract Period 3.

As to APAC Region sales and royalties, which we do not believe will be material during the fiscal year ending September 30, 2007, we are currently exploring various distribution channels in the Asian market. In addition, we are required to pay Motorola minimum royalty payments of $75,000 for the contract period of January 1, 2007 to December 31, 2007 related to the APAC Region.

In addition to other customary terms and conditions typical of agreements of this kind, we may be required to indemnify Motorola in respect of damage to its intellectual property, to cause our designated manufacturers to comply with certain terms of the manufacturing agreement to which they are a party pursuant to the license, or to incur costs and expenses in other respects.  See "Item 6.  Management's Discussion and Analysis-Risk Factors--Under our license agreement with Motorola we may become liable for certain indemnification or other liabilities and become exposed to certain risks" for a discussion of indemnification obligations, manufacturing compliance and certain other risks under the license agreement.

OEM Distribution Hubs.  During Fiscal 2006 we entered into distribution hub agreements with two of our OEM customers that obligate us to supply carrying case accessory products to the customer's distribution hub at multiple locations where its consumer electronics product is manufactured and/or warehoused pending sale and where our products are packaged with the OEM customer's electronics. These arrangements require us to supply product to their distribution hubs based on our OEM customer's forecasts.  We have no means of determining the accuracy of such forecasts. Additionally, due to visibility constraints associated with such forecasts, combined with the long lead-times for some of our products covered under these hub agreements, we may, from time to time, be required to stock inventory at levels exceeding those forecasted by our customers.  Whether this will result in a one-time lag between inventory stocking of the hubs and a re-adjustment of timing of product procurement from our suppliers remains to be seen, and inventory levels, liquidity, and results of operations may be adversely affected. We ship product to the hub but do not recognize revenue until we have been advised by our customer that product has been withdrawn from the distribution hub to be placed "in box". By historical standards in our business, these arrangements have had the general effect of financing our customers' inventory by extending the time between placement of our orders to our suppliers in order to supply the hubs and the time that revenue is recognized.  The corollary effect is an increase in our inventory levels.

Computer Carrying Case Initiative

In addition to marketing carry solutions to OEM customers in the cellular phone and blood glucose monitoring kit markets, we began an initiative in October 2003 to target OEM manufacturers and distributors of laptop, handheld, and notebook computers, a market for our independent product line of cases that we previously exited in fiscal 2001. Our evolved strategy in this market is similar to that in our cellular phone and blood glucose kit markets-the distribution and sale of carrying cases to OEMs, as well as distributors, to their specifications.  We believe that the laptop, handheld, and notebook computer market constitutes a natural complement for our existing markets and involves similar design, manufacturing, execution, and distribution competencies and characteristics.  As a key part of this initiative, in October 2003 we hired a senior sales executive with extensive experience in the market for laptop, handheld, and notebook computer carrying cases to lead our development efforts in this regard.  This carrying case market is characterized by longstanding relationships between the OEM and the carrying case supplier.  To date, we have been unable to generate any material revenue from this initiative and have shifted our focus to carrying cases for other OEM markets that we believe are more easily penetrable, such as satellite radios, PDAs, and other consumer handheld electronic devices.

Credit Risk

We sell our products on credit terms customary in the industry.  Historically, we have not had significant credit problems with our customers. Our significant OEM customers are large, multi-national companies with good credit histories. None of these customers is or has been in default to us, and payments are generally received from them on a timely basis. Two customers, including their international affiliates, accounted for approximately 75% of the Company's accounts receivable at September 30, 2006. As part of an ongoing trend, certain of our OEM customers have requested that we ship product to their designated contract manufacturer and invoice such manufacturers for the products to be included in box with the cellular handsets or blood glucose monitors manufactured, assembled and packaged by such contract manufacturers.  In these cases, even though our order flows originate with and depend on our relationship with the OEM, our credit risk lies with the contract manufacturer.  Our OEM customer does not guarantee the credit of the contract manufacturer to whom the OEM requests us to ship our carrying case products, and such orders may be significant in volume from time to time.  In most cases, these contract manufacturers are themselves major multinational enterprises with good credit histories.  Any failure of any such customer (or its contract manufacturer) to pay part or all the sums owed to us when due could have a material adverse effect on our liquidity, business prospects, and results of operations.  See "Item 6. Management's Discussion and Analysis-Results of Operations-Trends in Results of Operations- Product manufacture is increasingly being outsourced by our OEM customers to contract manufacturing firms in China and in Southeast Asia;--Risk Factors."

Foreign Exchange Risk

Certain of our OEM customers have established sales and manufacturing operations in China.  In addition, as noted above, certain of these or other OEM customers may outsource manufacturing and packaging of the products with which our carrying case solutions are packaged "in box" to contract manufacturers that are located in China or in Southeast Asia.  Accordingly, our payment and remittance arrangements with such customers may subject these arrangements to Chinese or other local currency regulations.  We may be required to invoice in local currency and take payment in local currency or U.S. dollars, in some cases through intermediaries that possess foreign exchange licenses.  In the event that any foreign government were to impose regulatory restrictions on the ability to effect conversion of local currency into U.S. dollars, repatriation of U.S. dollars or other currencies to the United States, or payment in any form to foreign business entities, or were to impose or enforce tighter restrictions on foreign exchange license holders, our receipt or recognition of U.S. dollars in payment, directly or indirectly, of invoices for sales of our products could be delayed or otherwise affected.  If this were to affect receipt or recognition of material amounts of revenues, our liquidity or results of operations could be materially and adversely affected.   See "Item 6. Management's Discussion and Analysis-Risk Factors-Payment by or on behalf of our customers of accounts receivable originated in China or other Asian nations may be subject to local regulations or moratorium that restrict the right to convert foreign currencies into U.S. dollars, that prevent, delay, or restrict the ability to repatriate foreign exchange to the United States or other countries, or that impose costs or intermediaries in order to effect foreign exchange and its repatriation to the United States."

Product Supply

Manufacturing. The manufacture of custom carrying cases and other carry solution products generally consists of die cutting fabrics, principally vinyl, nylon, and leather, heat sealing, gluing, sewing and decorating (affixing logos) by means of silk screening, hot-stamping, embroidering or embossing. The principal materials used in the manufacture of our products are vinyl, nylon, leather, metal and plastic parts (such as clips, buckles, loops, and hinges and other hardware), foam padding and cardboard, all of which are obtained according to our specifications from Chinese suppliers.  We do not believe that any of the component materials or parts used by our suppliers in the manufacture of our products is supply constrained.  We believe that there are adequate available alternative sources of supply for all of the materials used to manufacture, package, and ship our products.

Suppliers.  We procure all our supply of carrying solutions products from independent suppliers, each of which is a Chinese business entity located in China.  We purchased approximately 80% and 82% of our products from five such suppliers in Fiscal 2006 and Fiscal 2005, respectively. One supplier accounted for approximately 36% of our product purchases in both Fiscal 2006 and Fiscal 2005.  See Note 1 to the Consolidated Financial Statements set forth in Item 7 of this Annual Report.

We place orders with one or more suppliers at the times we receive firm orders from our OEM customers for a particular product.  Depending on the product, we may require several different suppliers to furnish component parts or pieces.  Accordingly, we do not have minimum supply requirement agreements with these or other suppliers to guarantee us supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of these suppliers. However, from time to time, we may order products from our suppliers in anticipation of receiving a customer order to meet required delivery times and, if our customer cancels the order or we fail to receive the customer order, we may be required to comply with the supply order, which would result in a loss to us as these are generally custom manufactured products unfit for sale to other customers.

With respect to licensed products, we estimate the product sell through rates of our distributor and retail customers in order to gauge the timing and size of inventory stocking orders to our suppliers.

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

Product Sampling and Quality Control.  Upon award of an OEM order, our design and production staff works closely with our customer to finalize product designs and specifications and with our suppliers to coordinate production schedules, conformity to design specifications, and quality control.  Depending on the customer's requirements, the product involved, and time from sampling to commercial order, our production staff, working in conjunction with our marketing department, may submit samples and refinements thereof to the customer between one and three times per product before approval for production is granted.  Once the sampling process is completed for a specific product, which may range from weeks to many months, commercial orders may be received and accepted.

To ensure that product manufacturing by foreign contractors meets our standards, products are currently either inspected by contracted third-parties in China or by our employees in Hong Kong. In Fiscal 2005, in an effort to reduce our inspection, handling, and local freight costs for China-based shipments, we entered into an arrangement with one of our China-based suppliers to reimburse it for expenses incurred in performing in-factory inspection of our products under our supervision at their factory. Beginning in Fiscal 2006, we expanded and altered this in-factory inspection initiative by contracting with a third-party logistics provider to conduct in-factory inspection services at the aforementioned supplier's factory and at additional supplier factories, and to operate a separate quality assurance facility in China. These inspections are overseen by Koszegi Asia employees.  Currently, the vast majority of our quality assurance function is performed by this third-party logistics provider rather than by our own employees at Koszegi Asia, which historically has been the case. In the course of transition of responsibility for the inspection function from our Koszegi Asia facility to the third-party logistics company, certain problems in quality control consistency and standards have from time to time surfaced, and we are working to improve the quality and frequency of the oversight by Koszegi Asia employees in order to bring quality assurance operations to our standards on a consistent basis.  See "Risk Factors-Our dependence on foreign manufacturers creates product cost, pricing, availability, quality control, and delivery risks."

Quality assurance and sourcing related expenses are reflected in cost of goods sold in our results of operations. In January 2004, our Hong Kong inspection facility renewed its ISO 9001:2000 quality certification.

Once Koszegi Asia's Hong Kong inspection and quality control facility approves carry solutions products for shipment, the products are typically shipped on container carrier vessels. In certain cases, at the customer's request, we will ship by air freight or transfer products to a customer's location in Hong Kong. Most ocean-going shipments bound for the Untied States are off-loaded at the port of Los Angeles or San Francisco, but certain customers arrange for shipments to East coast ports, such as Miami or Philadelphia. European shipments generally are routed via Rotterdam, Frankfurt, or London.  Disruptions or delays in off-loading cargo at any of these domestic or foreign ports as a result of labor disputes, physical damage to port facilities or otherwise, or other delays may delay shipments to our customers and cause re-routing of containers to ports with open facilities or shipment via air freight.  Depending on the cause of delay and trade terms with our customer, we may be required in certain cases to bear the additional expense of such alternate routing or reliance on air freight.  See "Item 6. Management's Discussion and Analysis-Risk Factors-Our shipments of products via container freight to customers in the United States and Europe are subject to delays or cancellation at port facilities due to work stoppages or slowdowns, damage caused by weather or terrorism and congestion due to inadequacy of equipment and other causes."

We ship our products to our customers by common carrier.

Insurance

            We maintain commercial loss and liability, business interruption, and general claims and other insurance customary for our business. We do not maintain credit insurance for our trade accounts receivable.

Competition

The business in which we engage is highly competitive in terms of product pricing, design, delivery terms, and customer service.  In the production of carrying cases and related carry solutions for OEM products, we estimate that we compete with approximately 1,500 United States and foreign producers and distributors.  Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an effective product design capability, rapid response time to customer requests for proposals and product shipment, competitive pricing, reliable product delivery, and product quality. We believe that our ability to compete based on product quality assurance considerations is enhanced by the local presence of our Hong Kong and outsourced Chinese quality control and shipment facilities.

Employees

At September 30, 2006, we had 49 full-time employees, of whom 3 are employed in executive capacities, 7 are employed in administrative and clerical capacities, 15 are employed in sales and sales support capacities, and 24 are employed in sourcing, quality control, and warehouse capacities. In addition, we employed one part-time sales person. We consider our employee relations to be satisfactory.  None of our employees is covered by a collective bargaining agreement.

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

Regulation and Environmental Protection

Our business is subject to various regulations in various jurisdictions, including the United States and member states of the European Community, that restrict the use or importation of products manufactured with compounds deemed to be hazardous.  We work with our suppliers to ensure compliance with such regulations.  In addition, from time to time one or more customers may require testing of our products to ensure compliance with applicable consumer safety rules and regulations.  Because we do not engage in the manufacture of products that we sell and distribute, compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any direct material effect upon our capital expenditures, earnings, or competitive position.  However, compliance with such laws and regulations on the part of our suppliers may result in increased costs of supply to us, particularly if domestic environmental regulation in China becomes more prevalent and effective.  In addition, under our license agreement with Motorola, we may be responsible for ensuring our Chinese suppliers' compliance with applicable regulations, including, among others, those relating to worker safety, child labor laws, and environmental protection.  This may require us to incur administrative and/or legal expense in working with our suppliers to achieve such compliance.

We have not been engaged in any environmental litigation or incurred any material costs related to compliance with environmental or other regulations.

ITEM 2 - DESCRIPTION OF PROPERTY

We lease approximately 10,000 square feet of office and warehouse space at 1801 Green Road, Pompano Beach, Florida, through Koszegi Industries Inc., our wholly owned subsidiary. Under the terms of the lease, which expires in May 2012, the monthly rent is approximately $11,000. We use this office space as our executive office and our United States sales office.

We lease approximately 9,000 square feet of warehouse and office space in Hong Kong, at a monthly rental of approximately $9,000 through Koszegi Asia Ltd., our wholly owned subsidiary, under a lease that expires in May 2007. We use this space as our quality control inspection facilities for products purchased from our China suppliers.

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

ITEM 3 - LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  Except as described below, as of September 30, 2006, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

On October 3, 2006, the Company was served with a summons and purported class action complaint that had been filed July 31, 2006 in a matter captioned Lynn Finkelstein & Company, Inc., on behalf of certain of its clients as attorney-in-fact and all others similarly situated, Plaintiff, vs. Forward Industries, Inc. and each of the named executive officers in Item 10 of this Annual Report, in their individual capacities, Defendants, brought in the United States District Court for the Southern District of Florida.  The complaint alleges that the Company during a purported class period July 25, 2005 to February 2, 2006 made certain misrepresentations of fact, or failed to disclose certain material facts, and violated certain generally accepted accounting principles in the presentation of its financial statements included in its periodic reports filed with the Commission pursuant to the Exchange Act.

The Company, as well as each of the individual defendants, believes that the complaint is wholly without merit and intends to vigorously contest this lawsuit.  The Company has directors and officers' liability insurance, including entity coverage. The Company believes that in the course of defending the complaint it will incur legal and other expenses which may exceed the retention amount of $250,000 in its directors and officers liability insurance policy and that incurring expenses not covered by this policy may adversely affect its reported results of operations in future periods.  While the Company believes that the complaint is without merit and the plaintiff has yet to assert an amount of damages claimed, the outcome of this lawsuit cannot be predicted and the Company's ultimate liability if this lawsuit is adversely determined cannot currently be ascertained and could be material.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders in the fourth quarter of our fiscal year ended September 30, 2006.  We anticipate that the annual meeting of shareholders in respect of the fiscal year ended September 30, 2006, will be held in May 2007.

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

	Bid Price Information for Common Stock*
	Fiscal 2006		Fiscal 2005
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$ 26.35	$ 8.90	$ 4.57	$ 2.02
Second Quarter	$ 11.83	$ 8.05	$13.45	$ 3.42
Third Quarter	$ 11.45	$ 4.00	$23.37	$10.27
Fourth Quarter	$ 7.27	$ 4.01	$29.81	$15.91

_______________________________
*High and low bid price information as furnished by The NASDAQ Stock Market Inc.

On November 10, 2006, the closing bid quotation for our common stock was $5.05.

See "Item 6. Management's Discussion and Analysis-Risk Factors-If our common stock were to be de-listed from the NASDAQ SmallCap Market, the existing market prices for and liquidity of our common stock may decline."

Holders of common stock. As of  November 1, 2006, there were approximately 120 holders of record of our common stock, excluding approximately 9,500 beneficial holders whose shares are held in street name.

Dividends. We have not paid any cash dividends on our common stock since 1987 and do not plan to pay cash dividends in the foreseeable future. The payment of dividends in the future, if any, will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs, and other factors, as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Recent sales of unregistered securities. During Fiscal 2006, we did not issue and sell any shares of common stock, or securities exercisable for or exchangeable into common stock, or any other securities that were not registered under the Securities Act of 1933.

Securities authorized for issuance under equity compensation plans. For information relating to this topic, see Item 11 of this Annual Report.

Purchase of Equity Securities

During the fourth quarter of Fiscal 2006, neither the Company nor any "affiliated purchaser" (within the meaning of Rule 10b-18(a)(3) under the Exchange Act) on the Company's behalf made any purchase of any of our common stock, the only equity security of the Company.  In September 2002, the Company announced a corporate stock buyback program and authorized the repurchase of up to 400,000 shares of our common stock.  The program was amended in January 2004 to increase the amount of shares authorized for repurchase to 486,200 shares.  No repurchases of common stock were made in the open market under the program or otherwise during Fiscal 2006.  We repurchased 36,400 shares of our common stock in the open market during the first three quarters of Fiscal 2004 and since the inception of the program we have purchased a total of 102,600 shares at an aggregate cost of approximately $171,000.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this Annual Report as Item 7.  This Annual Report on Form 10-KSB contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution you that forward-looking statements are not guarantees of future performance, developments or events; such statements identify important  risks and uncertainties; and actual results, developments and events may differ materially from those in the forward-looking statements as a result of various factors, including those set forth under the caption "Risk Factors." We disclaim any responsibility to update the forward looking statements contained herein.  Please refer to "Forward Looking Statements" on page 3 of this Annual Report.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, or the "Financial Statements", included in Item 7 of this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  Specifically, we analyze the age of receivable balances, our historical bad debts write-off experience, and our respective customer's creditworthiness to determine the appropriate allowance for doubtful accounts. At September 30, 2006, our allowance for doubtful accounts was approximately $47,000 compared to $51,000 at September 30, 2005.  Increases to this account are reflected in the general and administrative expense line of our statement of income and amounted to approximately $8,000 in Fiscal 2006.  Decreases to this account are the result of bad debt write-offs against the allowance and not the result of a change in accounting estimate.  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, the assessments of new customers' creditworthiness, changes in customer circumstances, or other factors could have a material effect on the required allowance.

Inventory Valuation

We use certain estimates and judgments to value our inventory. Our inventory is recorded at the lower of cost or market. The majority of our inventory consists of finished goods that are custom made by our suppliers based on firm orders from our OEM customers and held for our account.  We do, however, periodically stock inventory in anticipation of orders from our OEM customers when it appears to us commercially advantageous to do so. We also hold inventory in support of our license agreements. At the end of each fiscal quarter, we evaluate our ending inventories for obsolescence, excess quantities, and otherwise unsaleable product. This evaluation includes among other factors analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. We establish an allowance for inventory that is considered obsolete, slow moving or otherwise un-saleable and physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $0.2 million and $0.1 million at September 30, 2006 and September 30, 2005, respectively.  The cost of obsolete inventory is included in cost of goods sold on our statement of income and was approximately $0.3 million and $0.1 million in Fiscal 2006 and Fiscal 2005, respectively.

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

Deferred Income Taxes

In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current income tax expense together with assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We had approximately $83,000 and $0.2 million of deferred tax assets at September 30, 2006, and September 30, 2005, respectively. No valuation allowances were recorded in respect of these deferred tax assets as of such dates.

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

In the event that it should be subsequently determined that we can not, on a more likely than not basis, realize all or part of our deferred tax assets, if any, in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made. Changes in our deferred tax assets are reflected in the tax expense (benefit) line of our consolidated statements of income.  See Note 5 to the Financial Statements in Item 7 of this Annual Report.

Variability of Revenues and Results of Operations

Because the predominant percentage of our sales revenues is highly concentrated in a few large customers, and because typically the timing and volumes of these customers' order flow to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are highly variable and subject to significant changes over a relatively short period of time.

We depend for the predominant proportion of our sales revenues on OEM orders from our four largest customers (or their contract manufacturers), each of which is a large, multinational corporation.  Each of these customers launches many different products and purchases products accessories, such as carrying cases, from many different vendors for "in box" and promotional programs.  When we are selected to supply a carry solution for a specific product and launch, we may not know or be able to predict the frequency or volumes of our customers' orders, or the duration of such orders (which will depend on the product's life cycle, or acceptance in the market, as well as the determination to sell the product with accessories "in box"), all of which depend on our customers' ongoing assessments of the product's relative contribution to their businesses, as well as other factors.  Our OEM customers may keep products for which our carry solutions have been selected to be packaged "in-box" in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles and new product introductions, and our customers' competitors' product offerings.  As the customer's product life and the related "in box" program mature, we may be forced to accept significant price reductions for our carry solutions, which will affect the level of our revenue.  Short product life cycles are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition among vendors is high, and industry technical standards are subject to continuing change.

Demand for our products depends on demand for our OEM customers' products as well as our customers' decisions to continue to bundle our "in-box" carry solution with their products.  In Fiscal 2005, our results of operations were driven to higher than historical levels by the success of three "in box" programs containing our carry solutions.  During Fiscal 2006, two of these three "in-box" programs substantially terminated.  But, in the most striking development, while the OEM customer for the third and largest program continued marketing the cell phone with our carrying case solutions "in box" in Fiscal 2006, the declines in the volumes of orders and the prices we received for our products in this one program alone accounted for approximately $19 million of the revenue decline of $21 million that we experienced in Fiscal 2006 compared to Fiscal 2005, and the predominant percentage of the related decline in net income.  The introduction of new cell phone models for which our products have been selected as an accessory "in-box", have not resulted in a comparable level of demand for our products compared with the three programs in Fiscal 2005, and the level of our OEM cell phone product sales and margins has declined significantly and rapidly from levels achieved in Fiscal 2005.  It is generally difficult to assess the sustainability of the success of any in box program, and thus of any trend in revenues and results of operations, more than one quarter forward.

The fluctuation of our quarterly revenue levels between Fiscal 2005 and 2006 reflects this susceptibility to a high degree of variability.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, its orders from us by amounts that are material to our business.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Audited Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.  The following discussion and analysis compares our consolidated results of operations for the fiscal year ended September 30, 2006 ("Fiscal 2006"), with those for the fiscal year ended September 30, 2005 ("Fiscal 2005"), and our consolidated results of operations for Fiscal 2005 with those for the fiscal year ended September 30, 2004 ("Fiscal 2004"), and is based on or derived from such Audited Consolidated Financial Statements, or "financial statements", included elsewhere in this Annual Report.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.  There have been no material changes in critical accounting estimates since September 30, 2005.

Trends in Results of Operations

  We anticipate that aggregate "in box" business will continue in the first fiscal quarter of 2007 at somewhat below the levels of quarterly revenues experienced in Fiscal 2006.  New and continuing "in-box" programs appear to have stabilized at that level and are not expected to perform to the exceptional level of the major programs that drove our results of operations in Fiscal 2005, one of which continues to contribute to current net sales.  We continue to experience pressure from our OEM customers to reduce prices for carry solutions in our cell phone and diabetic case markets and shifts in product mix to lower priced items.   These trends continue to exert downward pressure on our revenues.

  Gross profit percentage deteriorated significantly in Fiscal 2006 to 25.6% compared to 35.8% in Fiscal 2005 and is difficult to predict for Fiscal 2007.  The erosion in gross profit percentage in Fiscal 2006 was and continues to be attributable to pricing pressures from our largest OEM cell phone and diabetic case customers with respect to certain programs in combination with lower unit volumes and revenues.  Although we have been successful in certain cases in reducing our costs of materials/supply in an attempt to mitigate the reduction in prices we receive from our OEM customers, this has not been true across all product sales.  In addition, we remain vulnerable to rapid shifts in our product mix, which may further impact our gross profit.  Finally, our Hong Kong costs (quality assurance and sourcing expenses incurred in Hong Kong and China), which constitutes part of cost of goods sold on our income statement, tend to be relatively fixed and, on a lower revenue base, will act as a drag on gross profit percentage, as was the case in Fiscal 2006.
   Our inventory increased during Fiscal 2006 primarily as a result of supporting our hub agreements recently entered into with two of our largest OEM customers. Our inventory may remain at this higher level in future periods.  Under these agreements, we are required to source and ship our products to our OEM customers' distribution hubs at multiple locations, but do not invoice the OEM customers until they withdraw our product from the hub for sale through their chain of distribution.   The implementation of these arrangements negatively affects our liquidity.
  Our General and Administrative Expenses may increase in future quarters as a result of pending litigation.  We may incur substantial expenses for legal fees in these periods in order to defend a purported class action litigation that was served on us on October 3, 2006. We maintain directors and officers liability insurance, including entity coverage. We believe that in the course of defending the complaint we will incur legal and other expenses up to the retention amount of $250,000, above which it is our expectation that it is the insurance carrier's responsibility to assume under such policy.
  Product manufacture is increasingly being outsourced by our OEM customers to contract manufacturing firms in China and in Southeast Asia. Such firms are performing manufacturing, assembly and product packaging functions, including the bundling of product accessories such as ours with the OEM customer's product.  As a consequence of this trend, we are increasingly selling our carry solution products to the contract manufacturing firm.  In these cases, we invoice the contract manufacturing firm and not the OEM customer.  Therefore, it is the contract manufacturing firm's credit to which we must look for payment in such cases and not that of our OEM "customer".  A second result of this trend toward origination of orders from contract manufacturers is that APAC has in recent periods accounted for, and may continue to account for, an increasing percentage of our sales revenues, as seen in the tables below.   In addition, we believe that the increasing reliance on contract manufacturers by our OEM customers is an effort to reduce their costs of supply that may also be increasing pressure generally to compress margins in respect of accessory products packaged "in-box" with various consumer electronics.

Results of Operations for Fiscal 2006 Compared to Fiscal 2005

Net Income

Net income in Fiscal 2006 was $1.5 million compared to net income of $9.4 million in Fiscal 2005, a decrease of $7.9 million or 84%.  The decrease was due to significantly lower gross profit in Fiscal 2006, as a result of the decrease in OEM cell phone carrying case revenue and sharply reduced margins on such reduced revenue. Other income increased $0.6 million in Fiscal 2006, which offset, in small  part, the decline in operating income. Basic and diluted earnings per share were $0.20 and $0.19, respectively, for Fiscal 2006, compared to basic and diluted earnings per share of $1.37 and $1.26 respectively, for Fiscal 2005.

Net Sales

Net sales decreased $21.3 million or 41% to $30.6 million in Fiscal 2006 compared to $51.9 million in Fiscal 2005. As described in greater detail under "Cell Phone Product Sales" below, the decrease in net sales was due to lower sales volumes of cell phone carrying case solutions products, which decreased $21.0 million or 57%, and, to a much lesser extent, lower sales of carrying cases for blood glucose monitoring kits for diabetics, which decreased $0.4 million or 3%. The tables below set forth approximate sales by product line and geographic locations of our customers for the periods indicated.

Net Sales for Fiscal 2006 (millions of dollars)
	APAC	Americas	EMEA	Total
Cell Phone Products	$6.7	$3.7	$5.2	$15.6
Diabetic Products	5.7	4.1	1.6	11.4
Other Product Sales	0.9	2.6	0.1	3.6
Total*	$13.3	$10.4	$6.9	$ 30.6

Net Sales for Fiscal 2005 (millions of dollars)
	APAC	Americas	EMEA	Total
Cell Phone Products	$12.7	$5.0	$18.9	$ 36.6
Diabetic Products	5.7	3.7	2.4	11.8
Other Product Sales	0.5	3.0	--	3.5
Total*	$18.9	$11.7	$21.3	$ 51.9

* Tables may not total due to rounding.

Cell Phone Product Sales:

Our cell phone carry solutions products include carrying cases for handsets and camera attachments, plastic belt clips, carrying case straps and bags, screen cleaners, decorative faceplates, and other attachments used to carry or enhance the appearance of cellular telephone handsets.

We design to the order of and sell these products directly to cell phone handset original equipment manufacturers including Motorola.  Our cases are packaged as an accessory "in-box" with the handsets that are sold by our OEM customers.  In addition, under our license agreements with Motorola and SAGEM, we distribute our products as separately packaged accessories directly to third party wholesalers and retailers in the EMEA Region and, under the Motorola license, the APAC Region. Cell phone product sales consisted of OEM "in-box" sales to Motorola and Nokia and sales under our license agreements.

Total sales of cell phone products decreased $21.0 million or 57%, to $15.6 million in Fiscal 2006 from $36.6 million in Fiscal 2005. OEM cell phone product sales decreased $22.5 million or 65% in Fiscal 2006 from $34.8 million in Fiscal 2005. Sales to Motorola (excluding sales under license) declined $17.7 million to $11.3 million in Fiscal 2006 from $29.0 million in Fiscal 2005. Nokia revenues declined $4.7 million to $1.0 million in Fiscal 2006 from $5.7 million in Fiscal 2005.  In general, the decline in OEM cell phone sales was the result of reduced volumes in demand from Motorola and Nokia for products included "in-box" for three major programs that drove sales to exceptional levels during Fiscal 2005 (two of which substantially terminated in Fiscal 2006), sharply reduced margins on such reduced volumes as a result of pricing pressure experienced from these OEM customers, and the absence of robust, new "in box" business from these customers to compensate for the impact of the declines in such three programs.

With respect to the largest of those programs, consisting of cases and cleaning cloths sold "in box" with a popular Motorola cell phone (the V3 Razr) and which alone accounted for 47% of all net sales in Fiscal 2005, sales from this program declined $19.3 million, or 79%, to $5.0 million in Fiscal 2006 from $24.3 million in Fiscal 2005.

To a much lesser extent, our OEM cell phone revenue was adversely affected by adoption of a sourcing, billing, and payment arrangement in China in place during Fiscal 2006 for one OEM customer's products in which, due to the terms of the arrangement and accounting principles generally accepted in the United States we were required to recognize revenue only to the extent of the related gross profit on sales to this customer.  This arrangement was in place during latter part of Fiscal 2005. Had we not implemented this arrangement, our OEM cell phone revenues would have been approximately $1.1 million higher in Fiscal 2006.

Sales to third parties under our license agreement with Motorola totaled $3.2 million in Fiscal 2006 compared to $1.5 million in the Fiscal 2005, an increase of $1.7 million, or 113%, which we believe is inversely related to the sales of carry accessories included "in-box" by our OEM customers.

Diabetic Product Sales:

We design to the order of and sell directly to OEMs carrying cases used by diabetics to carry their personal electronic, blood glucose monitoring kits. OEM customers for these carrying cases include Abbott Labs, Bayer, Lifescan (a subsidiary of Johnson & Johnson) and Roche Diagnostics.  Our carrying cases are packaged as an accessory "in-box" with the monitoring kits that are sold by our OEM customers.

Sales of cases for blood glucose monitoring kits decreased $0.4 million or 3%, to $11.4 million in Fiscal 2006 from $11.8 million in Fiscal 2005. The decrease was due primarily to $0.5 million in lower sales to Roche, a 78% decrease from Fiscal 2005, and decreases in sales to Lifescan, our largest OEM customer for these cases, and Bayer, of $0.2 million and $0.3 million, or 3% and 13%, respectively. These decreases more than offset a $0.8 million increase in sales to Abbot and other customers.  OEM sales of carrying cases for blood glucose monitoring kits represented 37% of our net sales in Fiscal 2006 compared to 23% of net sales in Fiscal 2005, the result of the decline in cell phone product sales revenues in Fiscal 2006.

Other Product Sales:

We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players, and other carrying solutions for a wide assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By the nature of our distribution in this market composed of many niche products, sales of these customized products to order in their product category vary from period to period without necessarily reflecting a significant trend in overall demand for these items. Sales of other products increased $0.1 million or 3% to $3.6 million in Fiscal 2006 from $3.5 million in Fiscal 2005.

Gross Profit

Gross profit decreased $10.8 million, or 58%, to $7.8 million in Fiscal 2006 from $18.6 million in Fiscal 2005 primarily as a result of lower sales revenues due to lower sales volumes and pricing pressures from OEM customers with respect to certain programs. In addition, we experienced a rapid shift in our product mix to lower margin items, which further adversely affected our gross profit. Gross profit as a percentage of net sales decreased to 25.6% in Fiscal 2006 from 35.8% in Fiscal 2005. Although we have been successful in certain cases in reducing our costs of materials/supply to mitigate pricing pressure, this was not true across all product sales.  Additionally, the cost of operating our Hong Kong facility, which constitutes part of cost of goods sold on our income statement, was relatively fixed a lower revenue base, acted as a drag on our gross profit percentage. Finally, our shipping costs increased in Fiscal 2006 as a result of increased reliance on air freight to meet product shipping deadlines, and this further eroded our gross profit percentage.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $0.1 million, or 2%, to $6.1 million in Fiscal 2006 from $6.2 million in Fiscal 2005 due primarily to lower personnel expenses and professional fees, offset in part by higher expenses in other categories.  Personnel expenses decreased $0.5 million, or 13%, to $3.5 million from $4.0 million primarily as a result of lower performance-based bonuses paid to executive officers and lower payroll taxes associated with the exercise of fewer stock options. Professional fees decreased $0.1 million to $0.3 million due primarily to lower legal fees. These decreases were offset in part by increases of $0.2 million in "other" general and administrative expense, which consists primarily of directors and officers liability insurance, general liability insurance, and directors fees, and royalty expenses, which increased $0.1 million, or 35%, to $0.5 million in Fiscal 2006 from Fiscal 2005 on higher sales of licensed products, as well as increases in other categories of expense. Changes in other selling, general, and administrative accounts were not material. See "Item 10. Executive Compensation".

Other Income

            Other income increased $0.6 million or 300% to $0.8 million in Fiscal 2006 compared to $0.2 million in Fiscal 2005 as a result of increased interest income on higher cash balances.  In Fiscal 2006 we incurred a small loss in foreign exchange transactions compared to a gain in Fiscal 2005, when we also recorded a gain on property disposal.

Pretax Income

Pretax income decreased $10.0 million or 80% to $2.5 million in Fiscal 2006 from $12.5 million in Fiscal 2005 as a result of the decrease in gross profit as described above, offset in small part by the increase in other income.

Income Taxes

Our effective income tax rate was 38% in Fiscal 2006 versus 25% in Fiscal 2005.   Notwithstanding significantly reduced revenues and gross profit in Fiscal 2006 compared to Fiscal 2005, our effective tax rate increased in Fiscal 2006 because the relative contribution of revenues from the EMEA Region, which are taxed at a lower rate than United States revenues, was significantly lower in Fiscal 2006 compared to Fiscal 2005.  This had a disproportionate impact on an overall smaller revenue base.  Our effective tax  rate does not approximate the United States statutory federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes, to which income recorded by Forward Innovations is subject.  Provision for income taxes decreased $2.1 million in Fiscal 2006 to $1.0 million compared to $3.1 million in Fiscal 2005 due to lower taxable income.  The provision in Fiscal 2006 consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 5 to the Financial Statements.

We have in the past considered the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At September 30, 2006, those cumulative earnings were approximately $5 million.  On October 22, 2004, the American Jobs Creation Act of 2004, or the "Act", became law. The Act creates a one-time tax incentive for United States corporations to repatriate accumulated income earned abroad by providing a tax deduction equal to 85% of the dividends received for certain foreign earnings that are repatriated.  The Company has evaluated the effects of the repatriation provision and has elected not to avail itself of the Act's repatriation incentives.

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

Net Sales for Fiscal 2005 (millions of dollars)
	APAC	Americas	EMEA	Total
Cell Phone Products	$12.7	$5.0	$18.9	$ 36.6
Diabetic Products	5.7	3.7	2.4	11.8
Other Product Sales	0.5	3.0	--	3.5
Total*	$18.9	$11.7	$21.3	$ 51.9

Net Sales for Fiscal 2004 (millions of dollars)
	APAC	Americas	EMEA	Total
Cell Phone Products	$1.3	$2.7	$5.3	$ 9.3
Diabetic Products	1.5	3.3	3.7	8.6
Other Product Sales	0.2	2.0	0.1	2.3
Total*	$3.0	$8.0	$9.1	$ 20.1

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

The trend of revenue increases to higher than historical levels in each quarter of Fiscal 2005 has been driven by three "in-box" programs for cellular handsets: the Motorola "Razr"® and "Triplets" handsets, and the Nokia "Troubadix" (7650) handset, which contributed approximately 47%, 4%, and 9%, respectively, of net sales to Fiscal 2005 results. Combined, these three "in-box" programs accounted for $31.1 million or 85%, of our cell phone product net sales and 60% of our net sales in Fiscal 2005.

Sales to third parties under our license agreements totaled $1.5 million in Fiscal 2005 compared to $2.1 million in Fiscal 2004, a decrease of $0.6 million or 29%, which we believe, in part, is a function of the strong take-up of new OEM handset models in the broad market generally (including carry accessories "in-box" from numerous vendors), which tends to undercut demand for carry solutions sold through distributors and retailers in the ar market.

Diabetic Product Sales:

Sales of cases for blood glucose monitoring kits increased $3.2 million or 37%, to $11.8 million in Fiscal 2005 from $8.6 million in Fiscal 2004. The increase was due primarily to higher sales to Lifescan, our largest OEM customer for these cases, and Bayer, sales to whom increased $3.0 million and $0.8 million, or 100% and 44%, respectively. These increases more than offset a $0.5 million decline in sales to other customers.  OEM sales of carrying cases for blood glucose monitoring kits represented 23% of our net sales in Fiscal 2005 compared to 43% net sales in Fiscal 2004, the result of the increase in cell phone product sales revenues in Fiscal 2005.

Other Product Sales:

Sales of other products increased $1.2 million or 52% to $3.5 million in Fiscal 2005 from $2.3 million in Fiscal 2004.

Gross Profit

Gross profit increased $11.8 million, or 174%, to $18.6 million in Fiscal 2005 from $6.8 million in Fiscal 2004 primarily as a result of higher sales volumes and, to a lesser extent, higher gross profit percentage. Gross profit as a percentage of net sales increased to 35.8% in Fiscal 2005 from 33.8% in Fiscal 2004 due to lower freight, duties, and customs costs and Hong Kong inspection costs as percentages of net sales, which more than offset higher materials costs, which increased 4.4% as a percentage of sales. Our freight costs depend in large part on the distance between our shipping points and our customers' facilities and on our sales terms to them.  In recent periods, an increasing percentage of our shipments have been routed within or to China directly from our Chinese suppliers' facilities or from our Hong Kong distribution facility as certain of our customers have relocated manufacturing facilities to China or have outsourced their manufacturing to manufacturing firms with facilities in China, where "in box" packaging of products with associated accessories is performed.  This has had the effect of reducing freight, duties, and customs costs as a percentage of sales.  Despite the significant increase in sales in Fiscal 2005, freight, duties, and customs costs increased only 17.5% in Fiscal 2005 from Fiscal 2004 and represented 1.9% and 4.3% of net sales, respectively. We include the cost of operating our Hong Kong procurement and quality assurance facility as a component of our cost of goods sold. The costs of operating the Hong Kong facility were $2.3 million and $1.4 million or 4.5% and 7.2 % of net sales, for Fiscal 2005 and Fiscal 2004, respectively.  Other components of cost of goods sold also contributed to the improvement in margins.

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

Liquidity and Capital Resources

During Fiscal 2006, we generated $3.2 million of cash from operations compared to $7.1 million of cash generated in Fiscal 2005. Our operating cash flows in Fiscal 2006 consisted of net income of $1.5 million, adjusted for non-cash items by $0.5 million, including $0.1 million of deferred income taxes, a $0.1 million provision for depreciation, and a $0.3 million provision for obsolete inventory. These cash flows were supplemented by net changes in working capital items of $1.2 million, consisting primarily of decreases in accounts receivable, accounts payable and accrued expenses of $6.6 million, $3.0 million, and $0.7 million, respectively, and increases in inventory of $1.6 million and prepaid and other current assets of $0.1 million, respectively.  The lower level of accounts receivable and accounts payable in Fiscal 2006 is a result of the lower sales and production levels in Fiscal 2006. The decrease in accrued expenses is primarily a result of lower accrued performance-based bonuses and salaries.  The higher level of inventory in Fiscal 2006 is in support of our OEM customers' distribution hubs pursuant to the customers' stated objectives and requirements.

Operating cash flows in Fiscal 2005 resulted primarily from net income of $9.4 million, adjusted for non-cash items including deferred taxes of $0.5 million, depreciation expense of $0.1 million, a provision for obsolete inventory of $0.1 million, plus changes in our working capital accounts. The accounts receivable balance and accounts payable balance increased $9.1 million and $3.3 million, respectively, in Fiscal 2005, which were attributable to the higher level of sales in Fiscal 2005. The increased level of accrued expenses of $3.2 million in Fiscal 2005 was primarily the result of higher payroll and income taxes payable, plus accrued personnel expenses, including performance-based bonuses and salaries, offset in part by a tax benefit from the exercise of stock options.

Net investing activities generated $26,000 in Fiscal 2006, consisting of  $75,000 of cash from the sale of marketable equity securities arising from the liquidation of and distribution of assets from a pension fund, offset, in part, by $49,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software. In Fiscal 2005, net investing activities used $0.1 million primarily for purchases of property, plant and equipment.

Net financing activities generated $88,000 and $3.8 million in cash during Fiscal 2006 and Fiscal 2005, respectively, primarily from the issuance of common stock upon the exercise of stock options to purchase approximately 27,900 and 1.6 million shares, respectively, of common stock under our 1996 Stock Incentive Plan.

At September 30, 2006, our current ratio (current assets divided by current liabilities) was 9.7; our quick ratio (current assets less inventories divided by current liabilities) was 8.9; and our working capital (current assets less current liabilities) was $24.7 million.  As of such date, we had no short- or long-term debt balances outstanding.

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

In March 2006, Forward and Koszegi renewed their credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit. The line expires in March 2007 and is renewable annually, at the discretion of the bank, subject to our submission of satisfactory financial information and other documentation. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to maintain certain financial covenants including the  maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward Industries.  At September 30, 2006, there were no outstanding borrowings or letter of credit obligations under this facility.   See Note 3 to the audited consolidated Financial Statements set forth in Item 7.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans. In connection with this facility, Forward Innovations has agreed to certain financial covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of September 30, 2006). At September 30, 2006 Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (approximately $284,000 as of September 30, 2006) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Note 3 to the audited consolidated Financial Statements set forth in Item 7.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. Under that authorization, as of September 30, 2006, we had repurchased an aggregate of 102,600 shares at a cost of approximately $0.2 million, but none during Fiscal 2006,

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability on our balance sheet.   The following is a summary of such contractual cash obligations as of September 30, 2006.

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

  Contract Period 1:  October 1, 2004 to December 31, 2005
  Contract Period 2:  January 1, 2006 to December 31, 2006
  Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum royalty payment to Motorola for Contract Period 1 was $375,000, or $300,000 annualized.  Prior to the end of Contract Period 1 and Contract Period 2, the Company and Motorola have agreed that, at such times, they will establish new minimum royalty amounts for Contract Period 2 and Contract Period 3, respectively.  If the Company is unable to reach agreement at such time with Motorola on the minimum royalty payment for Contract Period 2 or Contract Period 3, as the case may be, then the parties have agreed that the minimum royalty payment for the ensuing relevant period may not be less than seventy-five per cent (75%) of the annualized royalties payable in respect of actual sales for the prior contract period, provided, however, that in no event shall the minimum royalty in such ensuing contract period be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of the prior period's annualized minimum royalty.  Pursuant to this formula, and in the absence of any agreement to the contrary, the minimum royalty amount for Contract Period 2 was fixed at $225,000, and is expected to be fixed in the amount of $281,000 for Contract Period 3.

If we elect to terminate the license before December 31, 2007, we would be required to pay the balance, if any, of the minimum royalty for the contract period in effect at the date of cancellation. Motorola has not guaranteed us a minimum amount of revenues we will receive from the sale of the licensed products, and there can be no assurance that we will generate sufficient revenues from the sale of licensed products to recoup the minimum royalty payments that we are obligated to pay to Motorola. In Fiscal 2006, we recognized approximately $3.2 million in sales of licensed products to third parties pursuant to the license.

The foregoing discussion does not reflect the July 2005 amendment to the license agreement that extends the licensed territory to include the APAC Region.  Sales and minimum royalties payable in respect of the APAC Region, which are calculated separate and apart from the royalties in respect of EMEA Region sales, are not expected to be material in the fiscal year ending September 30, 2007. In addition, we are required to pay Motorola minimum royalty payments of $75,000 for the contract period of January 1, 2007 to December 31, 2007 related to the APAC Region.

Effective October 1, 2005, we entered into an employment agreement with each of Jerome E. Ball, Michael M. Schiffman, and Douglas W. Sabra in order to secure their services to Forward during the terms of the agreements, each of which expires on December 31, 2007, except Mr. Sabra's agreement expires December 31, 2008.   Each agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). If Forward gives such notice, subject to certain conditions, the executive would be entitled to receive six months salary, at the rate then in effect, as severance.  No stock options or other equity compensation is granted to any such executive pursuant to these agreements. These agreements provide for minimum salary levels, incentive bonuses that become payable if specified management goals are attained, and other benefits. Under certain conditions, as defined in the agreements, any or all of such executives may terminate their respective agreements and receive a lump sum payment equivalent to six months of their base salary plus the ratable portion of any bonus to which the Executive would have been entitled in the year of termination. The aggregate commitments for future payments under these agreements excluding bonuses and other benefits, is reflected in the table below. See "Item 10.  Executive Compensation - Employment Agreements."

Contractual Obligation or Commitment	October 2006 - September 2007	October 2007- September2009	October 2009 - September 2011	Thereafter
Employment Agreements*	$835,000	$347,000	$0	$0
Operating Leases	216,000	290,000	315,000	112,000
License Agreements**	336,000	89,000	0	0
Totals	$1,387,000	$726,000	$315,000	$112,000

* Reflects commitments for future payments to Mr. Ball under his employment agreement until the expiration of the term thereof on December 31, 2007.  The Company had announced in July 2006 that Mr. Ball intended to resign as Chief Executive Officer effective December 31, 2006.  As reported in a Current Report on Form 8-K filed on November 16, 2006, Mr. Ball has determined to serve out his term of office under his employment agreement, which decision the Board of Directors has unanimously accepted.

**The amounts shown as license agreement obligations represent the minimum amounts the Company will incur as a royalty expense under the terms of its Motorola license agreement.

Off-balance sheet arrangements

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities.

Risk Factors

Please read the note regarding "Forward Looking Statements" that appears on page 3 of this Annual Report.

We experienced severe erosion in our OEM product sales margins during Fiscal 2006, and it is not clear when these margins will begin to improve

During Fiscal 2006, we experienced significant pricing pressure from our OEM customers in both cell phone product sales and blood glucose monitor carrying case sales.  We have been unable to extract comparable pricing concessions from our product suppliers across all product lines, which has resulted in the erosion of product sales margins.  In addition, our OEM cell phone customers have weighted their purchasing toward lower price, lower margin items.  We anticipate that pressures on our pricing power and shift in our product mix to lower price items will continue to exert downward pressure on gross profit percentage in the fiscal year ending September 30, 2007.  Certain other components of cost of goods sold, such as our Hong Kong inspection costs, are relatively fixed in nature, and on a reduced sales volumes, this also contributes to reduced gross profit percentage.  We cannot predict when, if at all, our overall product sales margins will begin to improve.

Our business is characterized by a high degree of customer concentration.  Two significant customers accounted for 56% of net sales in Fiscal 2006, and three customers accounted for 79% of  net sales in Fiscal 2005; the loss of, or material reduction in orders from, any of these customers would materially and adversely affect our results of operations and financial condition

The predominant percentage of our sales revenues is concentrated in two large OEM customers.  In Fiscal 2006, direct sales to Motorola, together with its international affiliates, accounted for approximately 37% of our net sales, or approximately $11.5 million (which amount excludes approximately 11% of our net sales, or $3.2 million, of products under our license agreement with Motorola).  Lifescan, a Johnson and Johnson subsidiary, accounted for approximately 19% of our net sales, or approximately $5.8 million. The loss of any of these two key customers or any of two other OEM customers who accounted for 9%, and 7% of net sales in fiscal 2006 (whether as a result of such customers purchasing their carry solution requirements from another vendor, deciding to manufacture their own carrying cases or eliminating the inclusion of our carrying cases with their products) would have a material adverse effect on our financial condition, liquidity and results of operations.

At any time, a significant percentage of our accounts receivable risk may be concentrated in a small number of customers

Two customers accounted for approximately 75% of our accounts receivable at September 30, 2006. The failure to receive or collect such amounts when, and as, due could have a material adverse effect on our financial condition, liquidity, and results of operations.

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

Each of these customers launches many different products and may purchase products accessories, such as carrying cases, from many different competing vendors.  When we are selected to supply a carry solution for a specific product and launch, we may not be in a position to know the frequency or volumes of our customers' orders, the duration of such orders (which will depend on the product's life cycle), or the pricing of such orders, all of which depend on our customers' ongoing assessments of the product's relative contribution to their businesses, as well as other factors.  Our OEM customers may keep products for which our carry solutions have been selected to be packaged "in-box" in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles, new product introductions, and our customers' competitors' product offerings.  As the customer's product life and the related "in box" program mature, we may be forced to accept significant price reductions for our carry solutions, which will affect the level of our revenue.  Short product life cycles are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition among vendors is high, and industry technical standards are subject to continuing change.

            All of this makes our quarterly revenue levels susceptible to a high degree of variability and difficult to predict more than a quarter into the future.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increase or decrease the size(s) of, or eliminate, their orders from us by amounts that are material to our business.  These factors make the fluctuations in revenues and net income experienced between Fiscal 2005 and Fiscal 2006 representative of the volatility we can experience in our results of operations, leading to large and rapid changes in levels of revenue.

Our gross margins, and therefore our profitability, vary considerably by customer and therefore across our product lines, and if the relative revenue contribution from one or more OEM customers changes materially, relative to total revenues, our gross profit percentage may decline

            Our gross profit margins vary widely depending on the customer, order size, market in which the customer's products are sold and the types of carrying cases sold.  In addition, there is a broad range of selling prices within our soft-sided carrying cases product line, and there is also a broad range of selling prices between, for example, soft-sided carrying cases and other carry solutions such as straps, clips, and camera attachment cases.  Because of the broad variability in price ranges and product types, we anticipate that gross margins, and accordingly net income, will continue to fluctuate depending on the relative revenue contribution by customer of carrying cases for cellular handsets and those for blood glucose monitors, as well as our OEM customers' order patterns and preferences for more or less expensive cases to be included as accessories "in box".  Such fluctuations may have the effect of masking the impact of fluctuations in unit volume sale trends.

The purported class action lawsuit filed against the Company is likely to result in the incurrence of substantial legal fees, and the ultimate liability of the action is not predictable but may be material

We may incur substantial expenses for legal fees in future periods in order to defend a purported class action litigation that has been filed against us.  On October 3, 2006, the Company was served with a summons and purported class action complaint, as described above under Item 3. of this Annual Report, "Legal Proceedings."  We maintain directors and officers' liability insurance, including entity coverage. We believe that in the course of defending the complaint we will incur legal and other expenses up to the retention amount of $250,000, above which it is our expectation that it is the insurance carrier's responsibility to assume under such policy and that incurring expenses not covered by this policy may adversely affect our reported results of operations in future periods.  While we believe that the complaint is without merit and will vigorously contest this action, and the plaintiff has yet to assert a specific amount in its claim for damages, the outcome of this lawsuit cannot be predicted and the Company's ultimate liability if this lawsuit is adversely determined cannot currently be ascertained and could be material.

Product manufacture is increasingly being outsourced by our OEM customers to contract manufacturing firms in China and in Southeast Asia.

Such firms are performing manufacturing, assembly and product packaging functions, including the bundling of product accessories such as ours with the OEM customer's product.  As a consequence of this trend, we are increasingly selling our carry solution products to the contract manufacturing firm.  In these cases, we invoice the contract manufacturing firm and not the OEM customer.  Therefore, it is the contract manufacturing firm's credit to which we must look for payment in such cases and not that of our OEM "customer".  This may alter the credit profile of our customer base and may involve significant purchase order volumes.  In some, but not all cases, the manufacturing firm is itself a large, multinational entity with significant financial resources.

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

Our inventory levels increased during Fiscal 2006 and may remain at historically high levels in future periods, primarily as a result of the support of hub agreements recently entered into with several large OEM customers.

            In Fiscal 2006 we entered into hub agreements with two of our principal OEM customers.  These arrangements require us to supply product to their distribution hubs based on our OEM customer's forecasts.  We have no means of determining the accuracy of such forecasts. Additionally, due to visibility constraints associated with such forecasts, combined with the long lead-times for some of our products covered under these hub agreements, we may, from time to time, be required to stock inventory at levels exceeding those forecasted by our customers.  Whether this will result in a one-time lag between inventory stocking of the hubs and a re-adjustment of timing of product procurement from our suppliers remains to be seen, and inventory levels, liquidity, and results of operations may be adversely affected.

Payment by or on behalf of our customers of accounts receivable originated in China or other Asian nations may be subject to local regulations or moratorium that restrict the right to convert foreign currencies into U.S. dollars, that prevent, delay, or restrict the ability to repatriate foreign exchange to the United States or other countries, or that impose costs or intermediaries in order to effect foreign exchange and its repatriation to the United States

            Our payment and remittance arrangements with certain customers may subject these arrangements to Chinese or other local currency regulations.  We may be required to invoice in local currency and take payment in local currency or in U.S. dollars, in some cases through intermediaries that possess foreign exchange licenses.  In the event that any foreign government were to impose regulatory restrictions on the ability to effect conversion of local currency into U.S. dollars, repatriation of U.S. dollars or other currencies to the United States, or payment in any form to foreign business entities, or were to impose or enforce tighter restrictions on foreign exchange license holders, or that impose fees, expenses, or other payments on such accounts receivable or foreign exchange holders, our receipt or recognition of U.S. dollars in payment, directly or indirectly, of invoices for sales of our products could be delayed or otherwise affected, including, for example, by a reduction in effective exchange rate to our detriment, imposition of fees or expenses, a discounting of the amount of the account receivable, or a deferral of such accounts receivable into a future reporting period.  If this were to affect receipt or recognition of material amounts of revenues, our liquidity or results of operations could be materially and adversely affected.

Our results of operations are subject to the risks of fluctuations in the values of foreign currencies relative to the U.S. Dollar

            Our results of operations are expressed in U.S. Dollars.  When the U.S. Dollar appreciates or depreciates in value against a currency, such as the Euro, in which customer accounts receivable to us may be denominated, our results will be adversely affected or benefited, respectively.  The opposite relationship would apply to purchases or other accounts payable denominated in a foreign currency.  If, for example, China were to permit the renminbi to float to a free market rate of exchange, it is widely anticipated that the U.S. Dollar would depreciate in value relative to the renminbi, which could materially increase our costs of goods sold (in U.S. dollar terms) and our results of operations if we cannot pass those costs along to our customers or if we cannot enter into financial arrangements that hedge or otherwise mitigate this risk.  When the U.S. Dollar appreciates or depreciates in value against a currency, such as the Euro, in which a significant part of our revenues is denominated, our results of operations can be adversely affected or benefited, respectively.  For example, the significant appreciation of the Euro against the U.S. Dollar since the beginning of 2003 has had the effect of increasing, in U.S. dollar denominated sales on our statement of income in proportion to Euro-denominated sales revenues.  A reversal of this trend could adversely affect our results of operations.

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

In the course of transition of responsibility for quality assurance inspection of products from our Koszegi Asia facility to a third-party logistics company, certain problems in quality control consistency and standards have from time to time surfaced during Fiscal 2006. We are working to improve the quality and frequency of the oversight by Koszegi Asia employees of the quality control activities of this logistics company in order to bring quality assurance operations to our standards on a consistent basis, but there can be no assurance that our efforts will be effective in order to improve to a consistently high standard the work of this logistics firm.  Failures on the part thereof, or on the part of Koszegi Asia to improve the standards of this work, may adversely affect customer relationships and could result in the loss of a key customer, which would have an adverse effect on our results of operations and our business reputation.

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

The carrying solutions business is highly competitive and does not pose significant barriers to entry

There is intense competition in the sale of carry solutions products to original equipment manufacturers.  Since little or no significant proprietary technology is involved in the design, production, or distribution of products similar to our products, others may enter the business with relative ease and compete against us.  Such competition may result in the diminution of our market share, the loss of one or more major OEM customers, and adversely affect our net sales, results of operations, and financial condition.  Many of our competitors are larger, better capitalized, and more diversified than we are and may be better able to withstand a downturn in the general economy or in the product areas in which we specialize.  These competitors may also have less sales concentration than we do and be better able to withstand the loss of a key customer or diminution of a large customer's orders.

Our business could suffer if the services of any of the key personnel we rely on were lost to us

We are highly dependent on the efforts and services of Jerome E. Ball, Chairman and Chief Executive Officer, and Michael Schiffman, President and Chief Operating Officer, as well as certain key sales representatives.  We have entered into employment agreements with each of Jerome E. Ball and Michael Schiffman, respectively, that expire December 31, 2007, and which are renewable for successive one-year terms, subject to certain conditions.   Our business could be materially and adversely affected if we lost the services of either of these individuals.  We do not maintain key person life insurance as to these individuals.  If we lost the services of a key sales representative upon whom our relationships with a major OEM customer is in part dependent, we might experience a reduction in orders from such customer, resulting in a loss of revenues, which could adversely affect our results of operations and financial condition.

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

Because of the control by insiders of a significant percentage of our common stock, your ability to influence actions taken by us may be limited

As of November 10, 2006, our executive officers and members of our Board of Directors, directly or indirectly, beneficially owned 820,627 shares of common stock, including 245,000 shares of common stock subject to currently exercisable stock options, aggregating approximately 10% of our issued and outstanding common stock on such date.  By virtue of their ownership of such common stock and their positions as executive officers, such executive officers and directors or their affiliates may, collectively, be deemed to control Forward Industries through the exercise of sufficient voting power to effectively control (or, at least, exercise a significant influence upon) the election of our Board, direct the appointment of our officers and, in general, significantly influence the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and to prevent or cause a change in the control of Forward.

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

If our common stock were to be de-listed from the NASDAQ SmallCap Market, the existing market prices for and liquidity of our common stock may decline

The National Association of Securities Dealers' listing requirements require, among other things, that all issuers of securities listed on the NASDAQ SmallCap Market maintain a continued minimum bid price per share of such securities of $1.00. In October 2002, NASDAQ advised us that our common stock did not meet the requirements for continued listing on the NASDAQ SmallCap Market under the NASDAQ Marketplace Rules and that our common stock would be delisted for failing to maintain a minimum bid price of $1.00 in accordance with Marketplace Rule 4310(c)(4). After a hearing in December 2002 requested by us to review NASDAQ's determination, NASDAQ reversed its delisting determination, and we maintained our NASDAQ listing without interruption. As of November 16, 2006, we believe that the Company complies with the NASDAQ Marketplace Rules in all material respects.

ITEM 7 - FINANCIAL STATEMENTS

Our financial statements and notes thereto can be found beginning at page F-1, following Part III of this Annual Report on Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 As previously reported on Form 8-K filed with the Commission on December 22, 2004, on December 20, 2004, Forward dismissed Ernst & Young LLP ("E&Y"), its independent registered public accounting firm. On December 22, 2004, the Company engaged Kaufman, Rossin & Co., P.A. ("Kaufman, Rossin") as its new independent registered public accounting firm for the fiscal year ending September 30, 2005.  Reference is made to the disclosures in such filing on Form 8-K.

ITEM 8 A-CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rule 13a-15(b), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report (our fourth fiscal quarter). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

Internal Control Over Financial Reporting

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation required by Rule 13a-15(d) as to whether any change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal fourth quarter of Fiscal 2006.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the last fiscal quarter (the fourth quarter of the fiscal year ended September 30, 2006) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

During the fourth quarter of the fiscal year ended September 30, 2006, there was no information required to be disclosed in a Current Report on Form 8-K that was not reported.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position with the Company	Held Office Since
Jerome E. Ball	71	Chief Executive Officer and Chairman of the Board	1998
Michael Schiffman	41	President, Chief Operating Officer and Director	1998
Norman Ricken	70	Director and Chairman of the Audit and Compensation Committees, and a member of the Nominating Committee	2000
Bruce Galloway	49	Director and member of the Audit, Compensation, and Nominating Committees	2002
Edwin A. Levy	69	Director and member of the Audit and Compensation Committees and Chairman of the Nominating Committee	2003
Louis Lipschitz	61	Director and member of the Audit, Compensation, and Nominating Committees	2005
Douglas W. Sabra	47	Director, Vice President and Chief Financial Officer	2000
Steven A. Malsin	59	Secretary	2005

Each of our directors was elected for a one-year term at our most recent annual meeting, held on April 27, 2006, in respect of the fiscal year ended September 30, 2005.  All directors are expected to stand for election at our Annual Meeting of Shareholders in May 2007.

JEROME E. BALL became Chief Executive Officer and Vice Chairman of the Board effective October 1998 and became Chairman of the Board in April 1999. Before joining Forward, from 1996 until October 1998 Mr. Ball served as Chairman and Chief Executive Officer of George Arzt Communications, a full service public relations firm. Prior to that time, Mr. Ball had been president of Balson-Hercules Group, a textile manufacturing company, which was sold to a Canadian Stock Exchange listed company, Consoltex Group, Inc., Ltd., where he served until 1996.

MICHAEL SCHIFFMAN has been employed by Forward in various capacities since 1985 and became a director in April 1992. Mr. Schiffman was employed as a salesman for our advertising specialties products in 1985. He became marketing manager for such products in 1987 and, following the acquisition of the custom carrying case business in 1989, was appointed General Manager of that division. From 1995 through June 1998, Mr. Schiffman was assigned to our Hong Kong operations. Executive Vice-President from 1992 to 1998, Mr. Schiffman was appointed our President and Chief Operating Officer in June 1998.

 NORMAN RICKEN has been a director since March 2000. During the past five years Mr. Ricken has served as an independent consultant; between 1971 and his retirement in 1989, Mr. Ricken held senior positions at Toys R Us Inc., including Chief Financial Officer, President and Chief Operating Officer.

BRUCE GALLOWAY has been a director since April 2002.  Mr. Galloway has been Chairman and Chief Executive of Galloway Capital Management, a private investment firm, since August 2005, and was a Managing Director of Burnham Securities from 1993 until August 2005; Non-executive Chairman and member of the Compensation Committee of Broadcaster Inc., a new media and software company, since August 2001; Chairman of Command Security Corporation, a security guard and aviation screening services provider, since August 2004; and was a Director of Datametrics, a manufacturer of ruggedized computer equipment, from August 2000 to October 2006 and was a director of GVI Security Solutions Inc., a video surveillance equipment provider, from February 2004 until June 2006.

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

LOUIS LIPSCHITZ has been a director since June 2005.  From February 1, 1996, to March 2004, Mr. Lipschitz served as Executive Vice President and Chief Financial Officer of Toys "R" Us, Inc. Mr. Lipschitz has served as a director of Majesco Entertainment, a publicly held software and digital content provider for electronic games, since April 2004 where he is the Audit Committee Chairman and member of the Compensation Committee.  Since October 2005, he has been a director of New York & Company, Inc., a publicly held specialty clothing chain, where he is Chairman of the Audit Committee.

DOUGLAS W. SABRA has been a director since April 2006, and became Vice President and Chief Financial Officer of Forward in September 2000. Prior to joining Forward, Mr. Sabra was a Controller for Tyco Submarine Systems (now Tycom Ltd.), where he worked from 1998 to June 2000. Mr. Sabra retired from the Coast Guard in 1998 after 22 years of service where he held a variety of financial management positions. Mr. Sabra received an MBA from the University of South Florida and a Bachelors Degree in accounting from Florida International University. Mr. Sabra was appointed Assistant Secretary in January 2005.

STEVEN A. MALSIN was appointed Secretary of Forward in January 2005. He is, and has for more than the past five years, been engaged in private legal practice. He serves on the Board of Directors of two not-for-profit organizations.

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

Audit Committee Financial Expert

Our board of directors has determined that Mr. Ricken, who is a member and the chairman of the Audit Committee of our Board of Directors, is an audit committee financial expert, as defined in Item 401 of Regulation SB.  The Company considers Mr. Ricken to be independent of the Company, as the term "independent" is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and under NASDAQ Marketplace Rules 4200(a)(15), 4350(c)(1), and 4350(d)(2).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of each class of our equity securities that is registered under the Exchange Act to file with the Commission Form 3 initial reports of ownership and Form 4 reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, based solely on review of the copies of such reports and amendments thereto furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2006, all Section 16(a) filing requirements applicable to our officers and directors and beneficial owners of more than ten percent of our common stock were complied with on a timely basis.  See "Item 11. Security Ownership of Certain Beneficial Holders and Management and Related Shareholder Matters."

Code of Ethics

            The Company has adopted a code of ethics within the meaning of Item 406 of Regulation S-B that applies to our officers (including our principal executive officer and our principal financial and accounting officer), employees and directors.  A copy of our Code of Business Conduct and Ethics is posted and available for viewing on our web site, www.forwardindustries.com/corp-gov.htm and will be provided without charge to any person who requests a copy by sending a written request to:

Forward Industries Inc.
1801 Green Road, Suite E.
Pompano Beach, FL 33064
Att'n: CFO/Code of Ethics

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, and that relates to the designated elements of the Code of Ethics specified in Item 406(b) of Regulation S-B by positing such information in our web site, the address of which  is set forth above.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding all cash and non-cash compensation earned by our chief executive officer and each of our executive officers who earned more than $100,000 during Fiscal 2006, Fiscal 2005 or Fiscal 2004.  For further information concerning compensation arrangements with the executive officers named below, see "-Employment Agreements."

SUMMARY COMPENSATION TABLE

		Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Comp. $	All Other Comp ($) (a)

Jerome E. Ball
Chairman and	2006	$325,000	$ 0		$8,000
Chief Executive	2005	$230,000	$214,000		$7,200
Officer (b)	2004	$230,000	$139,800		$7,375

Michael Schiffman
President and	2006	$325,000	$ 0		$6,000
Chief Operating	2005	$300,000	$151,000		$9,460
Officer	2004	$300,000	$ 88,800		$6,140

Douglas W. Sabra
Vice President and	2006	$185,000	$ 0		$5,827
Chief Financial	2005	$158,750	$142,500		$5,600
Officer	2004	$150,000	$ 64,700		$5,306

(a)         Represents matching contributions under the Company's 401(K) plan.

Option Grants

In November 1996, our Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to four million (4,000,000) shares of our common stock were authorized to be issued to our executive officers, employees and non-employee directors and consultants upon the exercise of incentive stock options and nonqualified stock options. The Company's shareholders approved the 1996 Stock Incentive Plan in 1997. Exercise prices of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Compensation Committee of our Board of Directors establishes the exercise price of the nonqualified options. Options generally vest in equal portions over three years and expire ten years after the date of grant, provided that, if the option holder's employment, consulting or other relationship with the Company terminates, generally the option must be exercised within 90 days of such termination.

No options to purchase our common stock, stock appreciation rights or other long term compensation was granted or paid to any of the executive officers named in the Summary Compensation Table in Fiscal 2006, Fiscal 2005 or Fiscal 2004.

The 1996 Stock Incentive Plan expires in November 2006, after which no options are issuable under the Plan.  Currently outstanding options under the Plan remain in force until the stated expiration dates of such options.

Stock Options Held at September 30, 2006

The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation Table as of September 30, 2006. No stock appreciation rights were outstanding during Fiscal 2006. The closing price of our common stock at September 30, 2006 was $5.12, and the closing price of our common stock on November 10, 2006 was $5.08, in each case as reported by NASDAQ.

Aggregated Option Exercises in Fiscal Year 2006 and Fiscal 2006 Year-End Option Values
Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at FY-end Exercisable / Unexercisable	Value of unexercised in-the-money options/SARS at FY End- Exercisable / Unexercisable
Jerome E. Ball	0	$0	175,000/0	$583,000/$0
Michael Schiffman	25,000	$299,500	0/0	$0/$0
Douglas W. Sabra	0	$0	0/0	$0/$0

The dollar values reflected above as Realized and at Fiscal Year-End were calculated as the difference between the fair market value of our common stock and the exercise price of the option at exercise or fiscal year-end, respectively.

Compensation of Directors

Under our policy relating to compensation of directors, each non-employee director receives an annual stipend of $20,000, payable in quarterly increments of $5,000, and the chairman of each committee receives an additional $2,000 annual stipend per committee chair. In addition, each non-employee director receives $2,000 for each board meeting attended and $1,000 for each committee meeting attended, unless the committee meeting is held in conjunction with a meeting of the Board, and is entitled to reimbursement for actual and reasonable travel expenses incurred for attendance at such meetings. During Fiscal 2006, Messrs. Ricken, Galloway, Levy, and Lipschitz received $34,500, $27,500, $32,500, and $30,500, respectively, for their services, excluding travel reimbursements. In addition, in Fiscal 2006, each non-employee director, was granted options to purchase 10,000 shares of our common stock at an exercise price of $6.02 per share, which was equal to the quoted market price of our common stock at the time of the grant.  In the event any such director ceases to serve as a director, such options expire 90 days after termination of the director relationship.  It is anticipated that directors will be compensated in the fiscal year ending September 30, 2007 with grants of restricted stock pursuant to a plan intended to be proposed at the annual meeting of shareholders to be held in May 2007.

Employment Agreements

Effective October 1, 2005, we entered into an employment agreement with each of Jerome E. Ball, Michael M. Schiffman, and Douglas W. Sabra in order to secure their services to Forward during the terms of the agreements, each of which expires on December 31, 2007, except Mr. Sabra's agreement expires December 31, 2008.   Each agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). If Forward gives such notice, subject to certain conditions, the executive would be entitled to receive six months salary, at the rate then in effect, as severance.  No stock options or other equity compensation is granted to any such executive pursuant to these agreements.  These agreements terminate and supersede the contracts to which Forward and Messrs. Ball, Schiffman, and Sabra, respectively, were a party that were in force during Fiscal 2005 and which were to expire December 31, 2005 unless terminated by notice not to renew; none of the parties gave notice of non-renewal at the prescribed time.  Set forth below is certain additional information that pertains to each executive's employment agreement.  The Company had announced in July 2006 that Mr. Ball intended to resign as Chief Executive Officer effective December 31, 2006.  As reported in a Current Report on Form 8-K filed on November 16, 2006, Mr. Ball has determined to serve out his term of office under his employment agreement, which decision the Board of Directors has unanimously accepted.

Under his agreement, Mr. Ball is employed as our Chairman and Chief Executive Officer at an annual salary of $325,000.  Under his agreement, Mr. Schiffman is employed as our President and Chief Operating Officer at an annual salary of $325,000.  Under his employment agreement, Mr. Sabra is employed as Vice President and Chief Financial Officer at an annual salary of $185,000.

In addition, each of Mr. Ball, Mr. Schiffman, and Mr. Sabra is eligible to receive bonus compensation in each year of the term of his agreement based on financial incentives.  The formula that determines the amount of bonus that may be earned in each year during the term of the agreement is based on the extent to which, if any, Forward's Pre-Tax Income (as defined identically in the executives' agreements) exceeds, achieves or fails to exceed the target level for such year, which is to be identified at the beginning of each fiscal year during the term of each agreement by the Compensation Committee of our Board of Directors.  During the first quarter of fiscal 2006, the Compensation Committee fixed the target level, and under the formula, bonus could have been earned at a specified percentage of the amount by which pre-tax income exceeded 80% of target until 125% of target was reached. If Pre-Tax Income exceeded target by 25% or more, the bonus pool available to be allocated and paid to the executives would accrue at the rate of 5% of such excess.  The total bonus pool allocable as follows: 40% for Mr. Ball; 30% for Mr. Schiffman; and 30% for Mr. Sabra.  Based on the formula, Mr. Ball, Mr. Schiffman, and Mr. Sabra could have earned bonuses of approximately $132,000, $99,000 and $99,000 if Pre-Tax Income matched exactly the target level, respectively, in the fiscal year ending September 30, 2006, and a minimum of zero in each case, if Pre-Tax income failed to exceed 80% of the target amount, all on a sliding scale. Based on actual Fiscal 2006 pre-tax income no bonuses were earned or paid for Fiscal 2006.

In addition to the foregoing, the employment agreements provide that each executive may by notice terminate his agreement in the event that "good cause" (as defined in each such agreement) is established, in which case the executive would be entitled to receive six months of his salary on the date of termination (at the rate in effect when notice is given) plus the amount of the bonus to which he would otherwise be entitled, pro rated to the date of termination (and calculated as set forth in each such agreement), receivable at the time the Company files its audited financial statements with the Commission in respect of the fiscal year for which bonus was payable.  In addition, in the case of death during the term of the agreement, the executive's estate would be entitled to the bonus to which he would otherwise have been entitled, pro rated to the date of death, together with benefits made available to employees generally, including under Forward's retirement and group life insurance plans. Each such executive has also agreed to be bound by certain covenants that restrict his ability to compete with the Company or solicit the employment of Company employees after the term of his employment, prohibits disclosure of Company confidential information, and restricts the executive, subject to certain customary exceptions, from making investments in entities that compete with the Company.

Report on Repricing of Options/Sars

We did not adjust or amend the exercise price of stock options previously awarded to any of our officers or directors during Fiscal 2006. See "-Employment Agreements."

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information, as of November 10, 2006, with respect to the beneficial ownership of the common stock by (i) each person or group who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the compensation table under "Executive Compensation", and (iv) all our directors and executive officers, as a group (eight persons).

Identity of Beneficial Owner	Number of Shares of common stock	Notes	Percent of Class

Directors and Executive Officers
Jerome E. Ball 1801 Green Road, Suite E Pompano Beach, FL. 33064	392,500	(a)	4.9%

Michael Schiffman 1801 Green Road, Suite E Pompano Beach, FL. 33064	327,427	(b)	4.2%

Douglas Sabra 1801 Green Road, Suite E Pompano Beach, FL. 33064	0		0%

Norman Ricken 1801 Green Road, Suite E Pompano Beach, FL. 33064	50,700	(c) (d)	*

Bruce Galloway 1801 Green Road, Suite E Pompano Beach, FL. 33064	20,000	(c) (d)	*

Edwin Levy 1801 Green Road, Suite E Pompano Beach, FL. 33064	20,000	(c) (d)	*

Louis Lipschitz 1801 Green Road, Suite E Pompano Beach, FL. 33064	10,000	(d)	*

All directors and executive officers as a group (8 persons)	820,627		10.1%

*Less than 1 percent

(a) Includes 175,000 shares of common stock subject to currently exercisable stock options at an exercise price of $1.75.

(b) Includes 32,000 shares of stock held by the CAIGOS Foundation, a 501(c)(3) corporation established and controlled by Mr. Schiffman and certain members of his immediate family, as to which shares Mr. Schiffman disclaims beneficial ownership.

(c) Includes 10,000 shares of common stock subject to currently exercisable options at an exercise price of $15.91 per share.

(d) Includes 10,000 shares of common stock subject to currently exercisable options at an exercise price of $6.02.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of September 30, 2006, the number of shares of our common stock, our only class of equity securities, issuable upon exercise of outstanding options, warrants and other rights, the weighted average exercise price of such options, warrants and other rights and the number of shares of common stock available for future issuance pursuant to all "equity compensation plans" relating to our common stock. Equity compensation plans include those approved by our shareholders, as well as those not approved by our shareholders, including individual compensation arrangements with one or more of our officers or directors or other persons.

Equity Compensation Plan Information as of September 30, 2006
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders 1996 Stock Incentive Plan	248,750	$4.15	1,537,850
Equity compensation plans not approved by security holders	75,000	$1.75	--
Total	323,750	$3.59	1,537,850

The terms of the 1996 Stock Incentive Plan that was approved by shareholders are summarized under the caption "Item 10.  Executive Compensation-Option Grants."   The 1996 Stock Incentive Plan will expire according to the terms thereof in November 2006 but options authorized and outstanding under the Plan that have not been exercised remain outstanding until the earlier of the exercise thereof or the expiration thereof set forth in the terms of grant.  Equity compensation not approved by shareholders relates to the issuance of warrants to purchase shares of common stock to a shareholders relations consultant as partial consideration for services for investor relations matters in 1999. See Note 8 to the Consolidated Financial Statements.  See "Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for discussion of option exercises under the 1996 Stock Incentive Plan and the tax effects thereof.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Independence

            Our Board of Directors has determined that each of Messrs. Galloway, Levy, Lipschitz, and Ricken is an "independent director" within the meaning of that term as specified in Nasdaq Marketplace Rule 4200(a)(15).  Such directors constitute the entire membership of  the Audit Committee, Compensation Committee, and Nominating Committee of the Board of Directors in compliance with NASDAQ Marketplace Rules 4350(d)(1), 4350(c)(3), and 4350(c)(4).  In addition, we have determined, based on information provided by such persons, that each such director satisfied the additional requirements for director independence of members of an audit committee as set forth in NASDAQ Marketplace Rule 4350(d)(2).

Related Transactions

See "Item 10. Executive Compensation" for information relating to compensation arrangements between the Company and its executive officers and between the Company and its directors.

Pursuant to his consulting agreement entered into when he resigned from 30 years of service as our chief executive officer and chairman, and effective October 1998, as extended in Fiscal 2005, Mr. Theodore Schiffman, our co-founder and father of Michael Schiffman, our President and Chief Operating Officer, received an aggregate of $1,307,500 over the period of such agreement, including $350,000 for severance.  Pursuant to the consulting agreement Mr. Schiffman is subject to a non-competition arrangement with us that expires in 2006 and has agreed to maintain the confidentiality of trade secrets and work product of Forward.

For Fiscal 2006 and Fiscal 2005, Steven Malsin, our corporate secretary, billed us $73,700 and $104,900, respectively, for legal services rendered by his firm.  In addition, in Fiscal 2006 and Fiscal 2005, he received $15,500 and $11,500, respectively, for services he performed as our corporate secretary.

Lynn Sabra, the wife of Douglas Sabra, our Chief Financial Officer, is employed by the Company, and was paid $70,500 in Fiscal 2006 and $61,400 in Fiscal 2005. Additionally, Lawrence Mannes, the father in law of Douglas Sabra, was employed by the Company and was paid $82,800 in Fiscal 2005.

Steven Schiffman, the brother of Michael Schiffman, our President and Chief Operating Officer, is employed by the Company and was paid $64,200 in Fiscal 2006 and $62,900 in Fiscal 2005.

ITEM 13 - EXHIBITS

3.	ARTICLES OF INCORPORATION AND BY-LAWS
	3.1	Certificate of Incorporation of the Company as amended (incorporated by reference to Exhibit 2(a) to the Form 10-SB)
	3.2	By-Laws (incorporated by reference to Exhibit 2(b) to the Form 10-SB)
3.3

Amendment to By-Laws (Article I, Section 2) (incorporated by reference to Exhibit 3(c) to the Company's Registration Statement on Form SB-2 filed November 13, 1995 (Reg. No. 33-99338) (the "1995 SB-2 Registration Statement")

3.4

Certificate of Amendment of Certificate of Incorporation filed by the New York Department of State on August 22, 1997 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997.

10.	MATERIAL CONTRACTS
10.1

License Agreement, effective as of October 1, 2004, between Motorola, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 18, 2004.

	10.2	1996 Stock Incentive Plan of Forward Industries, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 of the Company, as filed on April 25, 2003).
10.3

Amendment One to Employment Agreement effective as of July 12, 2005 between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 12, 2005).

10.4

Employment Agreement effective as of October 1, 2005 between the Company and Jerome E. Ball (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2005).

10.5

Employment Agreement effective as of October 1, 2005 between the Company and Michael M. Schiffman (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 28, 2005).

10.6

Employment Agreement effective as of October 1, 2005 between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 28, 2005).

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

ITEM 14. -PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services billed to us by our principal accounting firm, Kaufman, Rossin & Co., P.A., in respect of the fiscal years ended September 30, 2006 and 2005, respectively.  Such information is provided as of November 10, 2006 and, accordingly, the information for Fiscal 2006 may be subject to change:

	Year Ended September 30,
	2006	2005
Audit Fees	$45,000	$122,000
Audit-related Fees	0	15,400
Tax Fees	0	0
Other Fees	0	0
	$45,000	$137,400

The preparation of our U.S. corporate federal and state tax returns is not performed by our independent principal accountant.  All work performed by our independent principal accountant must be pre-approved, and all work encompassed by "Audit Fees" and "Audit-related Fees" above, was pre-approved, by our Audit Committee to ensure that all such work is compatible with maintaining the principal accountant's independence.

ITEM 7 - FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF FORWARD INDUSTRIES, INC.

We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. (the Company) as of September 30, 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. at September 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida
November 3, 2006

FORWARD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2006

ASSETS

Current assets:
Cash and cash equivalents	$18,609,371
Accounts receivable - net	6,069,058
Inventories	2,449,065
Prepaid expenses and other current assets	329,461
Deferred tax asset	83,000
Total current assets	27,539,955

Property, plant and equipment - net	190,084
Other assets	51,932
TOTAL ASSETS	$27,781,971

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,141,191
Accrued expenses and other current liabilities	690,413
Total current liabilities	2,831,604

Commitments and contingencies	--

Shareholders' equity:
Preferred stock, 4,000,000 authorized shares, par value $0.01; none issued	--
Common stock, 40,000,000 authorized shares, par value $0.01; 8,424,931 issued and outstanding (including 563,493 held in treasury)	84,249
Additional paid-in capital	15,287,952
Retained earnings	10,431,325
25,803,526
Less: Cost of shares held in treasury	(853,159)
Total shareholders' equity	24,950,367
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,781,971

The accompanying notes are an integral part of the Consolidated Financial Statements.

FORWARD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2006	2005

Net sales	$30,607,843	$51,868,962
Cost of goods sold	22,772,938	33,282,203
Gross profit	7,834,905	18,586,759

Operating expenses:
Selling	3,563,570	3,517,088
General and administrative	2,545,848	2,731,284
Total operating expenses	6,109,418	6,248,372

Income from operations	1,725,487	12,338,387

Other income:
Interest income ......................................................	779,647	130,719
Other income (expense) - net	(11,966)	19,948
Total other income	767,681	150,667

Income before provision for income taxes	2,493,168	12,489,054
Provision for income taxes	952,000	3,054,615
Net income	$1,541,168	$9,434,439

Net income per common and common equivalent share:
Basic	$0.20	$1.37
Diluted	$0.19	$1.26

Weighted average number of common and common equivalent shares outstanding:
Basic	7,855,637	6,873,217
Diluted	8,005,111	7,482,510

The accompanying notes are an integral part of the Consolidated Financial Statements.

FORWARD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 30, 2005 and 2006

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Number of Shares	Amount
Balance at September 30, 2004	$7,618,797	6,789,931	$67,899	$8,948,339	$(544,282)	563,493	$(853,159)
Disgorgement of short-swing profits - net of taxes of $95,000	161,363	--	--	161,363	--	--	--
Shares issued upon exercise of stock options	3,542,391	1,607,100	16,071	3,526,320	--	--	--
Tax benefit from exercise of stock options	2,085,150	--	--	2,085,150	--	--	--
Net income	9,434,439	--	--	--	9,434,439	--	--
Balance at September 30, 2005	$22,842,140	8,397,031	$83,970	$14,721,172	$8,890,157	563,493	($853,159)
Shares issued upon exercise of stock options	87,659	27,900	279	87,380	--	--	--
Tax benefit from exercise of stock options	479,400	--	--	479,400	--	--	--
Net income	1,541,168	--	--	--	1,541,168	--	--
Balance at September 30, 2006	$24,950,367	8,424,931	$84,249	$15,287,952	$10,431,325	563,493	$(853,159)

The accompanying notes are an integral part of the Consolidated Financial Statements.

FORWARD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$1,541,168	$9,434,439
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	132,647	470,965
Depreciation and amortization	102,662	123,850
Provision for obsolete inventory	262,937	107,632
Gain on marketable equity securities	--	(75,034)
Provision for bad debts	7,700	25,787
Loss on sale of property, plant and equipment	--	4,000
Changes in operating assets and liabilities:
Accounts receivable	6,631,926	(9,124,912)
Inventories	(1,598,845)	(409,095)
Prepaid expenses and other current assets	(115,449)	(23,936)
Other assets	(7,465)	500
Accounts payable	(3,017,830)	3,345,478
Accrued expenses and other current liabilities	(735,612)	3,233,549
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,203,839	7,113,223

INVESTING ACTIVITIES:
Proceeds from sale of marketable equity securities	75,034	--
Proceeds from sale of property, plant and equipment	--	1,000
Purchases of property, plant and equipment	(48,900)	(108,653)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	26,134	(107,653)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	87,659	3,542,391
Proceeds from disgorgement of short-swing profits	--	256,363
NET CASH PROVIDED BY FINANCING ACTIVITIES	87,659	3,798,754
NET INCREASE IN CASH AND CASH EQUIVALENTS
	3,317,632	10,804,324
CASH AND CASH EQUIVALENTS - beginning of year	15,291,739	4,487,415
CASH AND CASH EQUIVALENTS - end of year	$18,609,371	$15,291,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$--	$--
Income taxes	$630,000	$34,700
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Tax benefit from exercise of stock options reflected in the change in accrued expenses and other current liabilities	$479,400	$2,085,150
The accompanying notes are an integral part of the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design and marketing of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl and other synthetic fabrics.  The cases and other products are used primarily for the transport of portable electronic devices such as cellular phones and medical devices. The Company markets products as a direct seller to original-equipment-manufacturers in the United States, Europe, and Asia and as a seller under licenses for certain trademarks to retailers and wholesalers in Europe, the Middle East and Africa.  For the years ended September 30, 2006 and 2005, approximately 66% and 78%, respectively, of its net sales were to customers located outside of the United States.

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

Supplier Rebates

Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company has entered into agreements with several of its suppliers that grant the Company a rebate based on its level of purchases made during each quarter. In lieu of a cash payment from these suppliers the Company generally receives a credit memo. The Company reduces accounts payable to the supplier and cost of goods sold each quarter as the Company earns the rebates.  For the years ended September 30, 2006 and 2005, the cumulative amounts of such quarterly rebates were approximately $659,000 and $1,242,000, respectively, and are reflected, net of amounts allocated to unsold inventories, in the accompanying consolidated statements of income as a reduction of cost of goods sold.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts with contractual maturities of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality, investment grade instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments.  The Company holds cash and cash equivalents at major financial institutions, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with various customers. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers are generally net thirty (30) to net sixty (60), however, certain customers may extend payment beyond these terms. The Company has not historically experienced significant losses in extending credit to customers.  At September 30, 2006, the allowance for doubtful accounts was approximately $47,000.

Two customers, including their affiliates or subsidiaries, accounted for approximately 75% of the Company's accounts receivable at September 30, 2006. These customers are well-established companies with good credit worthiness. None of these customers are in default of their credit terms and payments are generally received from them on a timely basis.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Provision has been made to reduce excess, obsolete or otherwise un-saleable inventories to net realizable value.

Supplier Concentration

The Company is dependent on five main suppliers for the purchase of inventories.  The Company purchased approximately 80% of its inventories from these suppliers in Fiscal 2006 and Fiscal 2005. One supplier accounted for approximately 36% of the Company's inventory purchases in both Fiscal 2006 and Fiscal 2005. Management believes that other suppliers could provide similar products on comparable terms; however, a switch to a different supplier could delay shipment of product resulting in a loss of sales or customers that could adversely affect operating results.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment (continued)

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements and was approximately $14,000 and $21,000 for the years ended September 30, 2006 and 2005, respectively.

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying value. It also establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. If the carrying value of the assets will not be recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. At September 30, 2006, no indications of impairment were present.

Advertising Costs

Advertising costs, consisting primarily of sample expense and product brochures, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of income and amounted to approximately $78,000 and $66,000 for the years ended September 30, 2006 and 2005, respectively.

Shipping and Handling Costs

The Company expenses shipping and handling costs as a component of cost of goods sold.

Share-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for the stock options granted. Accordingly, no expense for employee stock based compensation was recognized in the years ended September 30, 2006 and 2005.  For awards to non-employees, the Company recognizes expense in accordance with SFAS 123 and related interpretations and amendments.  No such expense was required during the years ended September 30, 2006 and 2005.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-Based Compensation (continued)

If the Company had elected to recognize expense in the fiscal years ended September 30, 2006 and 2005 for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, net income and income per share would have been changed to the pro forma amounts indicated below:

	Years Ended September 30,
	2006	2005
Net income, as reported	$1,541,168	$9,434,439
Less: Stock-based employee compensation costs determined under fair value based method for all awards, net of related tax effects	119,064	274,194
Pro forma net income	$1,422,104	$9,160,245

Earnings per share:
Basic - as reported	$0.20	$1.37
Basic - pro forma	$0.18	$1.33

Diluted - as reported	$0.19	$1.26
Diluted - pro forma	$0.18	$1.22
Fair value of options granted during the period	$4.51	$12.38

For Fiscal 2006, the fair value of the stock options used to compute pro forma net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of approximately 96.2%, a dividend yield of 0%, a risk-free interest rate of 4.7% and an expected holding period of five years.

For Fiscal 2005, the fair value of the stock options used to compute pro forma net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of approximately 104%; dividend yield of 0%, a risk-free interest rate of 4.2% and an expected holding period of five years.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Transactions

The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in "other income - net" in the accompanying consolidated statements of income. The net loss from foreign currency transactions was approximately $12,000 and $53,000 for the years ended September 30, 2006 and 2005, respectively.

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

Comprehensive Income

The Company did not have any material amounts of other comprehensive income or loss in Fiscal 2006 and Fiscal 2005, other than its net income.

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

The Company has adopted SFAS No. 123(R) effective October 1, 2006 using the modified prospective method.

As permitted by SFAS No. 123, during the fiscal years ended September 30, 2006 and 2005, the Company accounted for share-based payments to employees using the intrinsic value method per Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on the Company's results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based awards granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and income per share in "Share-Based Compensation" in Note 1--" Summary of Significant Accounting Policies" in the accompanying consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement may have the effect of  reducing net operating cash flows and increasing net financing cash flows by an equal amount in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, as the case may be.  For the years ended September 30, 2006 and 2005 the Company's operating cash flows include approximately $479,000 and $2,085,000, respectively, in such benefits.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted SFAS No. 153 effective October 1, 2005 and it did not have a material impact on the Company's results of operations or its financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). SFAS 154 provides guidance on the accounting for and the reporting of accounting changes, including changes in principle, accounting estimates and the reporting entity, as well as, correction of errors in previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective October 1, 2006 and it did not have a material impact on its results of operations or financial position.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (AJCA). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. FAS 109-2 is effective upon issuance. The Company has evaluated the effects of the repatriation provision and has elected not to avail itself of the AJCA's repatriation incentives.

On July 13, 2006 the FASB posted to its website the Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48, creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies.

FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company will adopt FIN 48 effective October 1, 2007 and does not expect the adoption to have a material impact on the Company's financial statements.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2006 consisted of the following:

Category	Cost	Accumulated Depreciation and Amortization	Net

Furniture, fixtures and equipment	$893,446	$706,136	$187,310
Leasehold improvements	167,796	165,022	2,774
	$1,061,242	$871,158	$190,084

Depreciation and amortization expense amounted to $102,662 and $123,850 for the years ended September 30, 2006 and 2005, respectively.

NOTE 3 - DEBT

In March 2006, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc. renewed their credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit. The line expires in March 2007 and is renewable annually at the bank's discretion, subject to the Company's submission of satisfactory financial information and other documentation. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to comply with certain financial covenants, including the maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward.  There were no borrowings or letter of credit obligations under this facility during the fiscal year ended September 30, 2006.

In February 2003, Forward's wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as of September 30, 2006).  At September 30, 2006, Forward Innovations is contingently liable to the bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (approximately $284,000 as of September 30, 2006) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands (refer to Note 6).  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2006 consisted of the following:

Accrued wages, bonuses and related expenses	$332,877
Accrued royalties and commissions	130,501
Accrued expenses	37,293
Accrued income taxes	189,742
$690,413

NOTE 5 - INCOME TAXES

The United States and foreign components of income before income taxes are as follows:

	2006	2005
United States	$2,388,065	$ 7,574,209
Foreign	105,103	4,914,845
	$2,493,168	$ 12,489,054

            The components of the provision for income taxes for the years ended September 30, 2006 and 2005 consist of the following:

	2006	2005
Current:
Federal	$733,040	$ 1,901,685
Foreign	9,000	447,745
State	76,960	139,220
Total current	819,000	2,488,650
Deferred	133,000	565,965
	$952,000	$ 3,054,615

The components of the deferred tax assets and liabilities at September 30, 2006 are as follows:

Accounts receivable	$ 7,148
Inventory	149,578
Prepaid insurance	(68,726)
Other	(5,000)
Net deferred tax asset	$ 83,000

NOTE 5 - INCOME TAXES (continued)

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income and the Company's profitability in recent years), the Company has not recorded a valuation allowance against its deferred tax assets as of September 30, 2006.  In the event it is determined that the Company would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to record a deferred tax asset valuation allowance would be charged to income in the period such determination would be made. Changes in deferred tax assets are reflected in the tax expense (benefit) line of the consolidated statements of income.

Effective June 2001, undistributed earnings of the Company's foreign subsidiaries are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At September 30, 2006, the Company's foreign subsidiary had approximately $4,985,000 of accumulated undistributed earnings.

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended September 30, is shown below:

	2006	2005
Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal benefit	1.7%	1.6%
Non-deductible items	0.2%	0.1%
Foreign tax rate differential	(1.3%)	(10.2%)
Other	3.4%	(1.0%)
Effective tax rate	38.0%	24.5%

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company rents certain of its facilities under leases expiring at various dates through May 2012. Certain of these leases contain stated escalation clauses while others contain renewal options. In addition, the Company is leasing two warehouse facilities on a month-to-month basis. Total rent expense for the years ended September 30, 2006 and 2005, amounted to approximately $257,000 and $245,000, respectively. Minimum future rental commitments under such leases for future fiscal years are summarized below:

YEARS ENDING SEPTEMBER 30,
Amount
2007	$216,000
2008	142,000
2009	148,000
2010	154,000
2011	161,000
Thereafter	112,000
Total	$933,000

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

On December 27, 2005, upon the recommendation of the Compensation Committee of the Board of Directors, the Company entered into new Employment Agreements with each of Mr. Jerome E. Ball and Mr. Michael M. Schiffman. The employment term of these agreements, which terminated and replaced the existing agreements between the Company and each such officer, run from the effective date of October 1, 2005, until December 31, 2007, unless otherwise terminated or extended pursuant to the terms of each agreement. Under his agreement, Mr. Ball is employed as the Company's Chairman and Chief Executive Officer at an annual salary of $325,000.   Under his agreement, Mr. Schiffman is employed as its President and Chief Operating Officer at an annual salary of $325,000.

 Effective July 1, 2005, the Company amended its employment agreement with Mr. Sabra, the Company's Chief Financial Officer, to increase his annual salary to $185,000 per annum and extend the term of his agreement such that it expires on December 31, 2008.  Each agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 60 days prior to the end of the term (or renewal period). If the Company gives such notice, subject to certain conditions, the executive would be entitled to receive six months salary at the rate then in effect as severance.

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

In addition to the foregoing, the agreements provide that each executive may terminate his agreement in the event that "good cause" (as defined in each such agreement) is established, in which case the executive would be entitled to receive on the date of termination one-half his salary for the year in which such termination occurs plus the amount of the bonus to which he would otherwise be entitled, pro rated to the date of termination (and calculated as set forth in each such agreement).  In addition, in the case of death during the term of the agreement, the executive's estate is entitled to the bonus to which he would otherwise have been entitled, pro rated to the date of death, together with benefits made available to employees generally, including under the Company's retirement and group life insurance plans. Each such executive has also agreed to be bound by certain covenants that restrict his ability to compete with the Company or solicit the employment of Company employees after the term of his employment, prohibits disclosure of Company confidential information and restricts the executive, subject to certain customary exceptions, from making investments in entities that compete with the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

Amounts incurred under employment agreements in effect during the fiscal years ended September 30, 2006 and 2005, amounted to $835,000 and $1,196,250 for the years ended September 30, 2006 and 2005, respectively, including accrued bonus obligations.  For Fiscal 2006, under the terms of their employment agreements, Messrs. Ball, Schiffman, and Sabra did not earn bonuses. For Fiscal 2005, under the terms of their employment agreements, Messrs. Ball, Schiffman, and Sabra earned bonuses of $214,000, $151,000 and $142,500, respectively, which were accrued at September 30, 2005.

Employee Benefits

Under the Hong Kong Employment Ordinance, the Company may be obligated to make lump sum payments on cessation of employment under certain circumstances to employees who have completed a minimum period of continuous service with the Company. The amount payable is dependent on the employee's final salary and number of years of service, and is reduced by entitlements accrued under the Company's Mandatory Provident Fund Scheme that are attributable to contributions made by the Company. As of September 30, 2006, management believes that it is not probable that the conditions that would require an amount to be paid will be met and accordingly, has not recorded a provision for any such obligation.

Royalty Commitments

The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for the distribution and sale of carry solution products throughout Europe, the Middle East and Africa (the "EMEA Region") under a license agreement effective October 1, 2004.  Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region, subject to payment of minimum royalties (irrespective of actual net sales) to Motorola over the following three contract periods:

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

Pursuant to this formula, and in the absence of any agreement to the contrary, the minimum royalty amount for Contract Period 2 was fixed at $225,000, and is expected to be fixed in the amount of $281,000 for Contract Period 3.

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

If the Company elects to terminate the license before December 31, 2007, it will be required to pay a penalty of an amount equal to up to one year's minimum royalty under certain conditions as specified in the agreement. The minimum royalty commitments are recognized as expense in the applicable contract period.  Under the current and expired license agreements with Motorola, as applicable, the Company recorded royalty expense of $525,000 and $300,000 for Fiscal 2006 and 2005, respectively, which are included in selling expenses in the accompanying consolidated statements of income.

In July 2005, the license agreement with Motorola was amended to expand the licensed territory to include the APAC Region as well as the EMEA Region in consideration for payment of additional royalties on sales in such licensed territory, subject to payment of minimum royalties, separate and apart from royalties payable in respect of sales in the EMEA Region.  The Company is required to pay Motorola minimum royalty payments of $75,000 for the contract period of January 1, 2007 to December 31, 2007 related to the APAC Region.

Bank Guarantee

In July 2002, Forward Innovations, the Company's Swiss subsidiary, and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (approximately $284,000 as of September 30, 2006) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. On December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of September 30, 2006, the Company has not recorded a liability in connection with this guarantee.

Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2006, except as described below, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings (continued)

On October 3, 2006, the Company was served with a summons and purported class action complaint that had been filed July 31, 2006 in a matter captioned Lynn Finkelstein & Company, Inc., on behalf of certain of its clients as attorney-in-fact and all others similarly situated, Plaintiff, vs. Forward Industries, Inc. and certain of its executive officers, in their individual capacities, Defendants, brought in the United States District Court for the Southern District of Florida.  The complaint alleges that the Company during a purported class period July 25, 2005 to February 2, 2006 made certain misrepresentations of fact, or failed to disclose certain material facts, and violated certain generally accepted accounting principles in the presentation of its financial statements included in its periodic reports filed with the Commission pursuant to the Exchange Act.

The Company, as well as each of the individual defendants, believes that the complaint is wholly without merit and intends to vigorously contest this lawsuit.  The Company has directors and officers' liability insurance, including entity coverage. The Company believes that in the course of defending the complaint it will incur legal and other expenses which may exceed the retention amount of $250,000 in its directors and officers liability insurance policy and that incurring expenses not covered by this policy may adversely affect its reported results of operations in future periods.  While the Company believes that the complaint is without merit and the plaintiff has yet to assert an amount of damages claimed, the outcome of this lawsuit cannot be predicted and the Company's ultimate liability if this lawsuit is adversely determined cannot currently be ascertained and could be material.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash, accounts receivable and accounts payable as of September 30, 2006 approximate fair value due to the short maturity of these items.

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

Stock Repurchase

On September 27, 2002, the Board of Directors of the Company authorized the repurchase of up to 400,000 shares of the Company's outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, the Company's Board of Directors increased the amount of shares authorized for repurchase to 486,200. As of September 30, 2006, the Company has repurchased an aggregate of 102,603 shares at a cost of approximately $171,000. No shares were repurchased in the fiscal year ended September 30, 2006.

NOTE 8 - SHAREHOLDERS' EQUITY (continued)

Warrants

During Fiscal 1999, the Company issued warrants to purchase 380,000 shares of the Company's common stock to three consultants as partial consideration for services in such areas as investment banking and shareholder relations matters. These warrants were not issued pursuant to an equity compensation plan. As of September 30, 2006, all such warrants had expired unexercised except warrants to purchase 75,000 shares of the Company's common stock at an exercise price of $1.75, and such warrants are outstanding and expire 90 days after a registration statement, which includes all the shares underlying the warrants, is declared effective by the Securities and Exchange Commission. As of September 30, 2006 no such registration statement has been filed with the Securities and Exchange Commission.

Options

In November 1996, the Company's Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to 4,000,000 shares of common stock may be issued to officers, employees and non-employee directors of the Company upon the exercise of incentive stock options and nonqualified stock options. This plan was approved by shareholders in 1997.  The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Company's Compensation Committee establishes the exercise price of the nonqualified options. Options expire ten years after the date of grant and generally vest in equal proportions over three years. During the years ended September 30, 2006 and 2005, the Company issued 40,000 and 30,000 options that vested immediately on the dates granted, respectively, to the Company's outside directors. A summary of the plan activity for the years ended September 30, is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding - beginning of year	236,650	$3.71	1,813,750	$2.17
Granted	40,000	$6.02	30,000	$15.91
Exercised	(27,900)	$3.14	(1,607,100)	$2.20
Cancelled / expired	--	--	--	--
Outstanding - end of year	248,750	$4.15	236,650	$3.71

Options exercisable at year-end	248,750	$4.15	236,650	$3.71

NOTE 8 - SHAREHOLDERS' EQUITY (continued)

Options (continued)

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding & Exercisable
Range of Exercise Prices	Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.75 to $2.50	178,750	1.96 years	$1.76
$6.02	40,000	9.59 years	$6.02
$15.91	30,000	8.56 years	$15.91
	248,750	3.99 years	$4.15

In November, 2006, the 1996 Stock Incentive Plan will expire in accordance with the terms thereof.  There were 1,537,850 shares available for future grants under the plan as of September 30, 2006.

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

NOTE 9 - 401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.40 on each dollar of employee contribution.  The Company's matching contributions were approximately $63,000 and $72,000 for the years ended September 30, 2006 and 2005, respectively, and are reflected in the accompanying consolidated statements of income.  The Company's contributions vest equally over a three-year period.

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants (computed using the treasury stock method). Calculation of diluted earnings per share is as follows:

NOTE 10 - EARNINGS PER SHARE (continued)

	Year ended September 30,
	2006	2005
Numerator:
Net income	$1,541,168	$9,434,439
Denominator:
Denominator for basic earnings per share - weighted average shares	7,855,637	6,873,217
Dilutive stock options and warrants - treasury stock method	149,474	609,293
Denominator for diluted earnings per share - weighted average shares	8,005,111	7,482,510
Net income per common share
Basic	$0.20	$1.37
Diluted	$0.19	$1.26
Common stock equivalents excluded due to anti-dilution	70,000	--

NOTE 11 - BUSINESS SEGMENT INFORMATION

The Company operates in a single segment that provides carrying solutions for portable electronic devices. This carrying-solution segment designs and markets products to its customers that include manufacturers of consumer hand held wireless telecommunications and medical monitoring devices and, under license, retailers and distributors of such devices. The carrying solution segment operates in geographic regions that include primarily the Americas (the geographic area, encompassing North, Central, and South America), EMEA (the geographic area encompassing Europe, the Middle East and Africa), and APAC (the Asia Pacific Region, encompassing Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam). Geographic regions are defined based primarily on the location of the customer.  Geographic Segment information is as follows:

Revenues from external customers:

	Years Ended September 30,
	(thousands of dollars)
	2006	2005
APAC	$13,347	$18,903
Americas	10,403	11,669
EMEA	6,858	21,297
Net sales	$30,608	$51,869

NOTE 11 - BUSINESS SEGMENT INFORMATION (continued)

Long-lived assets - net of accumulated depreciation:

Identifiable long-lived assets, consisting entirely of property, plant and equipment, by geographic region are as follows:

September 30, 2006 (thousands of dollars)
Americas	$125
EMEA	17
APAC	48
Total identifiable long lived-assets	$190

Major Customers:

The following customers or their affiliates accounted for more than ten percent of the Company's net sales, by geographic region:

	Year Ended September 30, 2006
	Americas	EMEA	APAC	Total Company
Motorola	35%	27%	45%	37%
Lifescan	1%	9%	39%	19%
	Year Ended September 30, 2005
	Americas	EMEA	APAC	Total Company
Motorola	9%	30%	17%	56%
Lifescan	0%	1%	11%	12%
Nokia	1%	3%	7%	11%

Motorola percentages do not include the sale of licensed Motorola products made by the Company to third parties under its license agreement with Motorola.  Other than the customers presented in the table above, no other single customer comprised more than 10% of the Company's net sales.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: November 20 , 2006	FORWARD INDUSTRIES, INC.
By: /s/ Jerome E. Ball
Jerome E. Ball
Chief Executive Officer and
Chairman of the Board

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

November 20, 2006	/s/Jerome E. Ball
Jerome E. Ball
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

November 20, 2006	/s/Douglas W. Sabra
Douglas W. Sabra
Chief Financial Officer and Vice President
(Principal Financial Officer and
Principal Accounting Officer)

November 20, 2006	/s/Michael Schiffman
Michael Schiffman
President and Director

November 20, 2006	/s/Bruce Galloway
Bruce Galloway
Director

November 20, 2006	/s/Edwin Levy
Edwin Levy
Director

November 20, 2006	/s/Louis Lipschitz
Louis Lipschitz
Director

November 20, 2006	/s/Norman Ricken
Norman Ricken
Director

Exhibit Index

3.	ARTICLES OF INCORPORATION AND BY-LAWS
	3.1	Certificate of Incorporation of the Company as amended (incorporated by reference to Exhibit 2(a) to the Form 10-SB)
	3.2	By-Laws (incorporated by reference to Exhibit 2(b) to the Form 10-SB)
3.3

Amendment to By-Laws (Article I, Section 2) (incorporated by reference to Exhibit 3(c) to the Company's Registration Statement on Form SB-2 filed November 13, 1995 (Reg. No. 33-99338) (the "1995 SB-2 Registration Statement")

3.4

Certificate of Amendment of Certificate of Incorporation filed by the New York Department of State on August 22, 1997 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997.

10.	MATERIAL CONTRACTS
10.1

License Agreement, effective as of October 1, 2004, between Motorola, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 18, 2004.

	10.2	1996 Stock Incentive Plan of Forward Industries, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 of the Company, as filed on April 25, 2003).
10.3

Amendment One to Employment Agreement effective as of July 12, 2005 between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 12, 2005).

10.4

Employment Agreement effective as of October 1, 2005 between the Company and Jerome E. Ball (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2005).

10.5

Employment Agreement effective as of October 1, 2005 between the Company and Michael M. Schiffman (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 28, 2005).

10.6

Employment Agreement effective as of October 1, 2005 between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 28, 2005).

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