Form 10-Q
period 2006-12-31
FORWARD INDUSTRIES INC
filed 2007-02-07
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2006.

OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from  ____ to ____.

Commission File Number: 0-6669

________________

FORWARD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
________________

New York	13-1950672
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1801 Green Rd., Suite E, Pompano Beach, FL  33064
(Address of principal executive offices, including zip code)

(954) 419-9544
(Registrant's telephone number, including area code)

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes                   [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

[   ] Large accelerated filer                                   [   ] Accelerated filer                            [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          [   ] Yes   [X] No

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, at February 7, 2007, was 7,861,438 shares.

Forward Industries, Inc.

Explanatory Note
The registrant determined, as of September 30, 2006, its most recent fiscal year-end, that it no longer met the definition of a small business issuer, in accordance with Rule 228.10(a) under the Exchange Act.  Accordingly, its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, was its last annual report filing as a Small Business issuer in exiting the Small Business Disclosure System (until such time as its filing status may be reassessed).  This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, pursuant to the Securities Exchange Act of 1934 of Forward Industries, Inc. represents the registrant's  initial filing as a non-accelerated filer in accordance with Form 10-Q and Regulation S-K.

Note Regarding Use of Certain Terms
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "we", "our", and the "Company"  refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; "Forward" or "Forward Industries" refers to Forward Industries, Inc.; "common stock" refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries' wholly owned subsidiary Koszegi Industries, Inc., an Indiana corporation; "Koszegi Asia" refers to Forward Industries' wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; "Forward Innovations" refers to Forward Industries' wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation;  "GAAP" refers to accounting principles generally accepted in the United States; "Commission" refers to the United States Securities and Exchange Commission; "Exchange Act" refers to the United States Securities Exchange Act of 1934; the "2007 Quarter" refers to the three months ended December 31, 2006; the "2006 Quarter" refers to the three months ended December 31, 2005; "Fiscal 2007" refers to our fiscal year ending September 30, 2007; "Fiscal 2006" refers to our fiscal year ended September 30, 2006; "EMEA Region" means the geographic area encompassing Europe, the Middle East and Africa; APAC Region means the Asia Pacific Region, consisting of Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam; and "Americas" refers to the geographic area encompassing North, Central, and South America..

3

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$21,153,296	$18,609,371
Accounts receivable, net	5,151,837	6,069,058
Inventories, net	2,466,059	2,449,065
Prepaid expenses and other current assets	383,718	329,461
Deferred tax asset	88,000	83,000
Total current assets	29,242,910	27,539,955

Property, plant, and equipment, net	173,064	190,084
Other assets	50,412	51,932
Total Assets	$29,466,386	$27,781,971

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 3,752,000	$ 2,141,191
Accrued expenses and other current liabilities	391,311	690,413
Total current liabilities	4,143,311	2,831,604

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, and 8,424,931 shares issued (including 563,493 held in treasury)	84,249	84,249
Capital in excess of par value	15,287,952	15,287,952
Treasury stock, 563,493 shares at cost	(853,159)	(853,159)
Retained earnings	10,804,033	10,431,325
Total shareholders' equity	25,323,075	24,950,367
Total liabilities and shareholders' equity	$29,466,386	$27,781,971

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	(UNAUDITED)
	Three Months Ended December 31,
	2006	2005
Net sales.	$7,434,422	$8,670,359
Cost of goods sold	5,477,712	6,026,062
Gross profit	1,956,710	2,644,297

Operating expenses:
Selling	850,911	776,339
General and administrative	895,114	695,223
Total operating expenses	1,746,025	1,471,562

Income from operations	210,685	1,172,735

Other income:
Interest income	241,290	151,272
Other income (expense), net	10,733	(16,843)
Total other income	252,023	134,429

Income before provision for income taxes	462,708	1,307,164
Provision for income taxes	90,000	532,674
Net income	$ 372,708	$ 774,490

Net income per common and common equivalent share
Basic	$0.05	$0.10
Diluted	$0.05	$0.10

Weighted average number of common and common equivalent shares outstanding
Basic	7,861,438	7,838,422
Diluted	7,978,869	8,023,535

The accompanying notes are an integral part of the consolidated financial statements.

5

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended December 31,
	2006	2005
Operating activities:
Net income	$ 372,708	$ 774,490
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from exercise of stock options	--	479,405
Provision for obsolete inventory	54,000	37,064
Depreciation and amortization	22,210	28,522
Deferred income taxes	(5,000)	11,900
Changes in operating assets and liabilities:
Accounts receivable	917,221	5,768,804
Inventories	(70,994)	(415,946)
Prepaid expenses and other current assets	(54,257)	17,143
Other assets	1,520	--
Accounts payable	1,610,809	(2,941,382)
Accrued expenses and other current liabilities	(299,102)	(964,159)
Net cash provided by operating activities	2,549,115	2,795,841

Investing activities:
Proceeds from sale of marketable equity securities	--	75,034
Purchases of property, plant, and equipment	(5,190)	(6,093)
Net cash (used) provided by investing activities	(5,190)	68,941

Financing activities:
Proceeds from exercise of stock options	--	87,653
Net cash provided by financing activities	--	87,653

Net increase in cash and cash equivalents	2,543,925	2,952,435

Cash and cash equivalents at beginning of period	18,609,371	15,291,739

Cash and cash equivalents at end of period	$21,153,296	$18,244,174

The accompanying notes are an integral part of the consolidated financial statements.

6

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1      OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design, marketing, and distribution of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl and other synthetic fabrics.  The cases and other products are used primarily for the transport of portable electronic devices such as cellular phones and medical devices. The Company markets products as a direct seller to original-equipment-manufacturers in the EMEA Region (meaning the geographic area encompassing Europe, the Middle East and Africa), the APAC Region (meaning the Asia Pacific Region, encompassing Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam) and  the Americas (meaning the geographic area, encompassing North, Central, and South America) and as a seller under non-exclusive licenses for certain trademarks to retailers and wholesalers in Europe, the Middle East and Africa.

In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year. These financial statements should be read in conjunction the Company's consolidated financial statements included in its annual report on Form 10-KSB for the fiscal year ended September 30, 2006, and with the disclosures presented therein.

NOTE 2      ACCOUNTING POLICIES

Accounting estimates: Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of presentation: The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly owned subsidiaries (together the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition: In accordance with the requirements of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, the Company recognizes revenue from product sales to customers when: products that do not require further services by the Company are shipped, there are no uncertainties surrounding customer acceptance, and collectibility is reasonably assured.

Supplier Rebates: Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company has entered into agreements with several of its suppliers that grant the Company a rebate based on its level of purchases made during each quarter. In lieu of a cash payment from these suppliers the Company generally receives a credit memo. The Company reduces accounts payable to the supplier and cost of goods sold each quarter as the Company earns the rebates.  For the three-month periods ended December 31, 2006 and 2005, the cumulative amounts of such quarterly rebates were approximately $193,000 and $186,000, respectively, net of amounts allocated to unsold inventories, and are reflected in the accompanying consolidated statements of income as a reduction of cost of goods sold.

NOTE 2      ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions: The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in "other income, net" in the accompanying unaudited consolidated statements of income. The net gain (loss) from foreign currency transactions was approximately $11,000 and ($15,000) for the three-month periods ended December 31, 2006 and 2005, respectively.

Comprehensive Income: For the three-month periods ended December 31, 2006 and 2005, the Company did not have any components of comprehensive income other than net income.

Recent Accounting Pronouncements

On July 13, 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48, creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies.

FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company will adopt FIN 48 effective October 1, 2007.  Although the Company has not completed its evaluation of FIN 48, it does not expect the adoption will have a material impact on its financial statements.

NOTE 3      INVENTORY

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Provision has been made to reduce excess, obsolete or otherwise un-saleable inventories to net realizable value.

NOTE 4      DEBT

In March 2006, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc. renewed their credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit. The line expires in March 2007. While it is Forward's and Koszegi's intention to renew the line through March 2008, the renewal will be at the bank's discretion, subject to the Company's submission of satisfactory financial information and other documentation. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to comply with certain financial covenants, including the maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward.  There were no borrowings or letter of credit obligations under this facility during the three-month period ended December 31, 2006.

In   2003, Forward's wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as December 31, 2006).  At December 31, 2006, Forward Innovations is contingently liable to the bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (approximately $296,000 as of December 31, 2006) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

NOTE 5      OPERATING SEGMENT INFORMATION

The Company operates in a single segment that provides carrying solutions for portable electronic devices. This carrying-solution segment designs, markets, and distributes products to its customers that include manufacturers of consumer hand held wireless telecommunications and medical monitoring devices. The carrying solution segment operates in geographic regions that include primarily the Americas, EMEA and APAC regions. Geographic regions are defined based primarily on the location of the customer.  The following table presents net sales related to these geographic segments:

	(all amounts in thousands of dollars) Three Months Ended December 31,
	2006	2005
APAC	$3,356	$3,621
Americas	2,462	3,399
EMEA	1,617	1,650
Total net sales	$7,435	$8,670

NOTE 6      INCOME TAXES

The Company's income tax provision consists of the following United States and foreign components:

	Three Months Ended December 31,
U.S. Federal and State	2006	2005
Current	$68,000	$411,074
Deferred	5,000	129,700

Foreign:
Current	17,000	(8,100)
Deferred.	--	--
Income tax provision	$90,000	$532,674

For the three-month period ended December 31, 2006, the Company recorded a provision for income taxes of approximately $90,000. The Company's effective tax rate does not approximate the statutory United States federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes.

Effective June 2001, undistributed earnings of the Company's Swiss subsidiary are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At December 31, 2006, the Company's Swiss subsidiary had approximately $5,166,000 of accumulated undistributed earnings.

NOTE 7      EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income by the weighted-average number of common shares outstanding including the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the treasury stock method.

A total of 70,000 common stock equivalents have been excluded from the calculation of earnings per share for the three-month period ended December 31, 2006, respectively, because their inclusion would be anti-dilutive. No common stock equivalents were excluded for the three-month period ended December 31, 2005.

NOTE 8      STOCK BASED COMPENSATION

In November 1996, the Company's Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to 4,000,000 shares of common stock might be issued to officers, employees and non-employee directors of the Company upon the exercise of incentive stock options and nonqualified stock options. This plan was approved by shareholders in 1997.  The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Company's Compensation Committee establishes the exercise price of the nonqualified options. Options expire ten years after the date of grant and generally vest in equal proportions over three years. In November, 2006, the 1996 Stock Incentive Plan expired in accordance with the terms thereof.  Expiration of the Plan does not affect the term or exercisability of previously granted options, of which there were 245,000 outstanding and unexercised as of December 31, 2006.

NOTE 8      STOCK BASED COMPENSATION (CONTINUED)

Adoption of New Accounting Guidance and Transition

Prior to October 1, 2006, the Company accounted for its plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or APB No. 25, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. Under APB No. 25, when the exercise price of our employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation cost was recognized.

Effective October 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payments, and related interpretations, or SFAS No. 123R, which is a revision of SFAS No. 123, using the modified-prospective transition method. Under that method, for the three-month period ended December 31, 2006, the Company recognized (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As of October 1, 2006, all share-based payments granted prior to October 1, 2006, were fully vested. Additionally, the Company did not grant any share-based payments during the three-month period ended December 31, 2006. As such, no compensation cost was recognized during the three-month period ended December 31, 2006.

Prior to the adoption of SFAS No. 123R, the Company presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that the Company classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. As the Company did not grant any share-based payments during the three-month period ended December 31, 2006, and all share-based payments granted in prior periods were fully vested as of October 1, 2006, there were no excess tax benefits for the three-month period ended December 31, 2006.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2007

The fair value of share-based awards used to compute pro forma net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three-Months Ended December 31, 2005
Expected term (in years)	5.0
Risk-free interest rate	4.20 - 5.84
Expected volatility	99.6% - 103.6%
Expected dividend yield	0%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the award's expected term.

Expected Volatility: The volatility factor used in the Company's assumptions is based on the historical price of its stock over the most recent period commensurate with the expected term of the award.

NOTE 8      STOCK BASED COMPENSATION (CONTINUED)

Expected Dividend Yield: The Company does not intend to pay dividends on it common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its assumptions.

The Company estimated the expected term and expected volatility of share-based awards based upon historical data. There were no awards granted during the three-month period ended December 31, 2006. Forfeitures were recognized as they occurred.

The table below illustrates the effect on net income and income per share during the first quarter of Fiscal 2006 if we had applied the fair value recognition provisions of SFAS No. 123.

Three-Months Ended December 31, 2005
Net income, as reported	$774,490
Total share-based employee compensation cost, net of tax	--
Total share-based employee compensation cost determined under SFAS No. 123 for all awards, net of tax	--
Pro forma net income	$774,490

Net income per share:
Basic - as reported	$0.10
Basic - pro forma	$0.10

Diluted - as reported	$0.10
Diluted - pro forma	$0.10

Valuation and Expense Information under SFAS No. 123R

As of October 1, 2006, all share-based payments granted prior to October 1, 2006, were fully vested. Additionally, the Company did not grant any share-based payments during the three-month period ended December 31, 2006. As such, the Company did not recognize compensation cost or a tax benefit for share-based compensation awards during the three-month period ended December 31, 2006.

A summary of the activity under our stock plan during the three-month period ended December 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	248,750	$4.15
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(3,750)	2.00
Outstanding at December 31, 2006	245,000	$4.18	3.79	$ 427,000

Options vested or expected to vest at December 31, 2006	245,000	$4.18	3.79	$427,000
Options exercisable at December 31, 2006	245,000	$4.18	3.79	$427,000

NOTE 9      COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company has licensed the use of certain trademarks of Motorola, Inc. ("Motorola") for the distribution and sale of carry solution products throughout the EMEA Region under a non-exclusive license agreement effective October 1, 2004.  The license agreement expires by its terms on December 31, 2007.  Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region, subject to payment of minimum royalties (irrespective of actual net sales) to Motorola over the following three contract periods:

Contract Period 1:  October 1, 2004 to December 31, 2005

Contract Period 2:  January 1, 2006 to December 31, 2006

Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum royalty payment to Motorola for Contract Period 1 was $375,000, or $300,000 annualized.  The minimum royalty payment to Motorola for Contract Period 2 was $225,000. Prior to the end of Contract Period 2, the Company and Motorola had agreed that, at such times, they would establish a new minimum royalty amount for Contract Period 3.  The Company was unable to reach an agreement at such time with Motorola on the minimum royalty payment for Contract Period 3, consequently, the parties have agreed that the minimum royalty payment for Contract Period 3 may not be less than seventy-five per cent (75%) of the annualized royalties payable in respect of actual sales for Contract Period 2, provided, however, that in no event shall the minimum royalty in Contract Period 3 be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of Contract Period 2's annualized minimum royalty.

Pursuant to this formula, the minimum royalty is expected to be fixed in the amount of $281,000 for Contract Period 3.

If the Company elects to terminate the license agreement before its expiration on December 31, 2007, it will be required to pay a penalty of an amount equal to up to one year's minimum royalty under certain conditions as specified in the agreement. The minimum royalty commitments are recognized as expense over the contract period.

In July 2005, the license agreement with Motorola was amended to expand the licensed territory to include the APAC Region as well as the EMEA Region in consideration for payment of additional royalties on sales in such licensed territory, subject to payment of minimum royalties, separate and apart from royalties payable in respect of sales in the EMEA Region.

Under the current license agreements with Motorola, the Company recorded royalty expense of approximately $137,000 and $85,000 for the three-month periods ended December 31, 2006 and 2005, respectively, which are included in selling expenses in the accompanying consolidated statements of income.  These amounts represent royalties paid in respect of actual sales and in each case represent an amount in excess (and in lieu) of the minimum royalties otherwise payable to Motorola in those periods of $69,000 and $75,000, respectively.

NOTE 9      COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bank Guarantee

In July 2002, Forward Innovations, and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (approximately $296,000 as of December 31, 2006) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. Commencing December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of December 31, 2006, the Company has not incurred a liability in connection with this guarantee.

NOTE 10    LEGAL PROCEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of December 31, 2006, except as described below, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

On October 3, 2006, the Company was served with a summons and purported class action complaint that was filed July 31, 2006 in a matter captioned Lynn Finkelstein & Company, Inc., on behalf of certain of its clients as attorney-in-fact and all others similarly situated, Plaintiff, vs. Forward Industries, Inc. and certain of its executive officers, in their individual capacities, Defendants, brought in the United States District Court for the Southern District of Florida.  The complaint alleges that the Company during the purported class period July 25, 2005 to February 2, 2006 made certain misrepresentations of fact, or failed to disclose certain material facts, and violated certain generally accepted accounting principles in the presentation of its financial statements included in its periodic reports filed with the Commission pursuant to the Exchange Act.

On November 15, 2006, the Plaintiffs filed a First Amended Complaint that purports to state substantially identical claims. The Company has filed a motion to dismiss the complaint, as amended, in its entirety for failure to satisfy the pleading requirements of the Private Securities Litigation Reform Act of 1995 and Plaintiff's attorneys have filed a responsive motion and brief.  The Company is expected to file its response in February 2007.

The Company, as well as each of the individual defendants, believes that the complaint, as amended, is wholly without merit and intends to vigorously contest this lawsuit.  The Company has directors and officers' liability insurance, inding entity coverage. The Company has, in the course of defending the complaint, incurred legal and other expenses up to the retention amount of $250,000, in its directors and officers liability insurance policy and that incurring expenses not covered by this policy may adversely affect its reported results of operations in future periods.  While the Company believes that the complaint, as amended, is without merit and the Plaintiff has yet to assert an amount of damages claimed, the outcome of this lawsuit cannot be predicted and the Company's ultimate liability if this lawsuit is adversely determined cannot currently be ascertained and could be material.

Forward Industries, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.  This discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2006 (the "2007 Quarter"), with the three months ended December 31, 2005 (the "2006 Quarter"), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report. There have been no material changes in critical accounting estimates since September 30, 2006.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward-looking statements that are not based on historical fact and that involve assessments of certain risks, developments, and uncertainties.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe", or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual factors, developments, and events may differ materially from those assumed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and those identified in "Risk Factors" in our annual report on Form 10-KSB for the fiscal year ended September 30, 2006, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among other, the following: our success in winning new business from our customers and against competing vendors, whether replacement programs that we win will be as successful as those that are replaced; levels of demand and pricing generally for cellular handsets and blood glucose monitoring devices for which we supply carry solutions; variability in order flow from our OEM customers; general economic and business conditions, nationally and internationally in the countries in which we do business; the expiration of our license agreement with Motorola by its terms on December 31, 2007, and the uncertainty as to whether such agreement will be renewed or extended on terms acceptable to us; demographic changes; changes in technology, including developments in cellular handsets or the control of diabetes; increased competition; changes affecting one or more of our principal Original Equipment Manufacturer ("OEM") customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this report and our other reports filed with the Commission, including without limitation, those described under the caption Risk Factors contained in our Annual Report on Form 10-KSB for the year ended September 30, 2006.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns or results will not be materially lower than those that may be estimated.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management's discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. Please refer to "Management's Discussion and Analysis-Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-KSB for the year ended September 30, 2006, for further information regarding our critical accounting policies and estimates.

Forward Industries, Inc.

The notes to our consolidated financial statements and "Management's Discussion and Analysis" included in our Annual Report on Form 10-KSB for the year ended September 30, 2006, the notes to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the factors and events described elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to the individual financial statement captions and our overall financial performance, operations and financial position.

Revenue Recognition

In accordance with the requirements of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, the Company recognizes revenue from product sales to customers when: products that do not require further services by the Company are shipped; there are no uncertainties surrounding customer acceptance; and collectibility is reasonably assured.

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  Specifically, we analyze the age of receivable balances, our historical bad debts write-off experience, and our respective customer's creditworthiness to determine the appropriate allowance for doubtful accounts. At December 31, 2006 and September 30, 2006, our allowance for doubtful accounts was approximately $47,000.  Changes to this account are reflected in the general and administrative expense line of our statement of income  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, the assessments of new customers' creditworthiness, changes in customer circumstances, or other factors could have a material effect on the required allowance.

Inventory Valuation

We use certain estimates and judgments to value our inventory. Our inventory is recorded at the lower of cost or market. The majority of our inventory consists of finished goods that are custom made by our suppliers based on firm orders from our OEM customers and held for our account.  We do, however, supply inventory to our customers' distribution hubs in anticipation of their draw-downs to fulfill orders; we also periodically stock inventory in anticipation of orders from our OEM customers when it appears to us commercially advantageous to do so. We also hold inventory in support of our license agreements. At the end of each fiscal quarter, we evaluate our ending inventories for obsolescence, excess quantities, and otherwise unsaleable product. This evaluation includes among other factors analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. We establish an allowance for inventory that is considered obsolete, slow moving or otherwise un-saleable and physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $0.2 million at December 31, 2006 and September 30, 2006.  The cost of obsolete inventory is included in cost of goods sold on our statement of income.

Forward Industries, Inc.

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

Deferred Income Taxes

In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we are subject to taxation. This process involves estimating actual current income tax expense together with assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We had approximately $88,000 and $83,000 of deferred tax assets at December 31 2006, and September 30, 2006, respectively. No valuation allowances were recorded in respect of these deferred tax assets as of such dates.

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

VARIABILITY OF REVENUES AND RESULTS OF OPERATION

Because our sales revenues are highly concentrated in a few large customers, and because the volumes of these customers' order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are highly variable and subject to significant changes over a relatively short period of time.

We depend for the predominant proportion of our sales revenues on OEM orders from our three largest customers, each of which is a large, multinational corporation.  Each of these customers launches many different products and purchases products accessories, such as carrying cases, from many different vendors.  When we are selected to supply a carry solution "in-box" for a specific product and launch, we may not be in a position to know the frequency or volumes of our customers' orders, or the duration of such orders (which will depend on the OEM customer product's life cycle), all of which depend on our customers' ongoing assessments of the product's relative contribution to their businesses, as well as other factors.  Our OEM customers may keep products for which our carry solutions have been selected to be packaged "in-box" in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles and new product introductions, and our customers' competitors' product offerings.  Short product life cycles are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition among vendors is high, and industry technical standards are subject to continuing change.  When "in-box" programs end, and to the extent that the introduction of new programs does not include our products as an accessory "in-box", or such new programs do include our products as an accessory "in-box" but do not result in a comparable level of demand for our products, the level of our OEM product sales is susceptible to significant and rapid change.

All of this makes our quarterly revenue levels susceptible to a high degree of variability and difficult to predict.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, its orders from us by amounts that are material to our business.

Forward Industries, Inc.

TRENDS IN RESULTS OF OPERATIONS

  Our customer base has become more concentrated. In Fiscal 2006, four customers, including their subsidiaries, affiliates, or their contract manufacturers, accounted for approximately 73% of our net sales.  In the 2007 Quarter, three of those customers accounted for 76% of our net sales. Sales to the fourth customer, Bayer Healthcare LLC ("Bayer"), declined to an immaterial amount during the 2007 Quarter as our sole "in-box" program with them terminated. Additionally, Motorola accounted for all of our OEM cell phone sales in the 2007 Quarter as our "in-box" program for Nokia terminated. In Fiscal 2006, combined sales to Bayer and Nokia represented approximately $3.3 million or 11% of our net sales. Although we continue to pursue additional opportunities with these two customers, as of December 31, 2006, we have not been selected to participate in any new "in-box" programs or successors to those that were terminated.

  We continue to experience pricing pressure and shifts in product mix to lower priced items in our OEM cell phone case market, which exert downward pressure on our sales and gross profit. Although we have been successful in certain cases in reducing our costs of materials/supply in an attempt to mitigate the reduction in prices we receive from Motorola, our only OEM cell phone customer during the 2007 Quarter, this has not been true across all product sales.  In addition, we remain vulnerable to rapid shifts in our product mix, which may further impact our gross profit.  Finally, our Hong Kong costs (quality assurance and sourcing expenses incurred in Hong Kong and China), which constitutes part of cost of goods sold on our income statement, tend to be relatively fixed and, on a lower revenue base, will act as a drag on gross profit percentage.

  Other income, primarily interest income, continues to comprise a majority of our pretax net income. In the 2007 Quarter, "other income" represented approximately 55% of our pretax income. If our margins continue to be compressed by pricing pressure, and assuming approximately steady interest rates and no material capital or other expenditures that significantly reduce our cash balances, other income, consisting primarily of interest earned on cash balances, will continue to constitute a significant if not a majority percentage of income before taxes.

  Our inventory remains at historically high levels primarily as a result of supporting our hub agreements entered into with two of our largest OEM customers. We expect our inventory to remain at this higher level throughout Fiscal 2007.  Under these agreements, we are required to source and ship our products to our OEM customers' distribution hubs at multiple locations, but do not invoice the OEM customers until they withdraw our product from the hub for sale through their chain of distribution.   The implementation of these arrangements negatively affects our liquidity.

  Our General and Administrative Expenses are anticipated to be higher in Fiscal 2007 than Fiscal 2006 as a result of legal fees incurred in respect of litigation.  We have incurred substantial expenses for legal fees in Fiscal 2007 in order to defend the purported class action complaint that was served on us on October 3, 2006. We maintain directors and officers liability insurance, including entity coverage. In the course of defending the complaint we have incurred legal and other expenses up to the retention amount of $250,000, above which it is our expectation that it is the insurance carrier's responsibility to assume under such policy.  We may incur additional legal or other expenses in connection with the defense of this action that are not assumed by the insurance carrier.

  Product manufacture is increasingly being outsourced by our OEM customers to contract manufacturing firms in China and in Southeast Asia. Such firms are performing manufacturing, assembly and product packaging functions, including the bundling of product accessories such as ours with the OEM customer's product.  As a consequence of this trend, we are increasingly selling our carry solution products to the contract manufacturing firm.  In these cases, we invoice the contract manufacturing firm and not the OEM customer.  Therefore, it is the contract manufacturing firm's credit to which we must look for payment in such cases and not that of our OEM "customer".  A second result of this trend toward origination of orders from contract manufacturers is that APAC has in recent periods accounted for, and may continue to account for, a significant percentage of our sales revenues, as seen in the tables below.   In addition, we believe that the increased reliance on contract manufacturers by our OEM customers is an effort to reduce their costs of supply that may also be increasing pressure generally to compress margins in respect of accessory products packaged "in-box" with various consumer electronics.

RESULTS OF OPERATIONS FOR THE 2007 QUARTER COMPARED TO THE 2006 QUARTER

Net income in the 2007 Quarter was $0.4 million compared to net income of $0.8 million in the 2006 Quarter, a decrease of approximately $0.4 million or 52%.  The decrease was primarily due to lower sales of OEM cell phone carry solution products combined with lower margins on such sales.  In addition, net income was adversely affected by an increase in selling, general and administrative expenses primarily resulting from higher professional fees incurred in the course defending the purported class action litigation and higher royalty expenses under the Motorola license agreement. However, the increase in our operating expenses was offset in part by an increase in our other income due to higher interest income resulting from higher average cash balances and higher yields on those cash balances. Basic and diluted earnings per share were $0.05 for the 2007 Quarter, compared to basic and diluted earnings per share of $0.10 in the 2006 Quarter. The decrease in earnings per share in the 2007 Quarter was due to the decrease in net income.

Net Sales

Net sales decreased $1.2 million or 14% to $7.4 million in the 2007 Quarter compared to $8.7 million in the 2006 Quarter due to a decline of $1.9 million in sales of OEM cell phone products, and to a much lesser extent, lower sales of other products. These declines were offset in part by a $0.4 million increase in sales of licensed products under the Motorola license agreement and by a $0.4 million increase in sales of cases for diabetic products.   Net sales of OEM cell phone carry solution products were adversely affected due to price reductions, shifts in product mix to lower priced items, and a decline in demand from our sole OEM cell phone customer, Motorola, during the 2007 Quarter. Nokia contributed to OEM cell phone sales in the 2006 Quarter but not in the 2007 Quarter.  The tables below set forth approximate sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2007 Quarter 3 Months ended December 31, 2006 (millions of dollars)
	Americas	EMEA	APAC	Total
Cell Phone Products	$1.05	$1.28	$1.90	$4.23
Diabetic Products	0.80	0.31	1.36	2.47
Other Products	0.61	0.02	0.10	0.73
Total*	$2.46	$1.61	$3.36	$7.43

Net Sales for 2006 Quarter 3 Months ended December 31, 2005 (millions of dollars)
	Americas	EMEA	APAC	Total
Cell Phone Products	$ 1.57	$ 1.36	$ 2.76	$ 5.69
Diabetic Products	1.04	0.28	0.78	2.10
Other Products	0.79	--	0.09	0.88
Total*	$3.40	$1.64	$3.63	$8.67

* Tables may not total due to rounding.

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

Total sales of cell phone products decreased $1.5 million, or 26%, to $4.2 million in the 2007 Quarter from $5.7 million in the 2006 Quarter. Sales to Motorola, our only OEM cell phone customer for the 2007 Quarter, decreased $1.9 million from the 2006 Quarter due to reduced demand and increased pricing pressure for certain of our products, as well as a shift in demand to our lower priced products. The majority of OEM sales to Motorola related to one "in-box" program (consisting of cases and other accessories) that has continued from Fiscal 2005.  During the 2007 Quarter, we experienced no demand from Nokia, which was our only other OEM cell phone customer in Fiscal 2006, representing approximately 3% of our total sales for that period

Sales to third parties under our license agreement with Motorola totaled approximately $0.8 million in the 2007 Quarter compared to $0.4 million in the 2006 Quarter, an increase of $0.4 million, or 126%, which we believe is inversely related to the sales of carry solutions products included "in-box" by our OEM customers.

Sales of carry solutions for cell phone products represented approximately 57% of our total net sales in the 2007 Quarter compared to 66% for in 2006 Quarter.

Forward Industries, Inc.

The Motorola license agreement expires on December 31, 2007.  We anticipate that we will enter discussions with Motorola in order to renew the license agreement or to enter into a different agreement.  However, there can be no assurance that we will be successful in reaching agreement with respect to a renewal or different agreement upon mutually acceptable terms, if at all.  Any failure to renew the license agreement or enter into a different agreement upon terms acceptable to us would have a material adverse affect on our results of operations and financial condition. In addition, while we believe that our commercial relationship with Motorola is good, if we are unable to renew the license agreement or enter into a different agreement upon terms acceptable to us, we can not predict how this would affect OEM sales to Motorola.  See "Part II. Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q: "Our license agreement with Motorola expires on December 31, 2007, and the failure to extend or renew this agreement would have a material, adverse effect on our results of operations and financial condition".

Diabetic Product Sales

We design to the order of and sell directly to OEMs carrying cases used by diabetics to carry their personal electronic, blood glucose monitoring kits. In the 2007 Quarter, OEM customers for these carrying cases included Abbott Labs, Bayer, Lifescan (including its subsidiaries, affiliates and contract manufacturers), and Roche Diagnostics. Our carrying cases are packaged as an accessory "in-box" with the monitoring kits that are sold by our OEM customers.

Sales of cases for blood glucose monitoring kits increased approximately $0.4 million, or 17%, to $2.5 million in the 2007 Quarter from $2.1 million in the 2006 Quarter. Sales to Lifescan, our largest OEM customer for these cases, were approximately $0.8 million, or 101%, higher in the 2007 Quarter compared to the 2006 Quarter resulting from the introduction of several new products. The higher sales to Lifescan were offset, in part, by a decline in sales to Bayer of approximately $0.5 million. Fluctuations in diabetic product sales to other customers were immaterial.

Sales of carrying cases for blood glucose monitoring kits represented 33% of our total net sales in the 2007 Quarter compared to 24% of our total net sales in the 2006 Quarter.

Other Product Sales

We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players, and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By the nature of our distribution in this market, sales of these customized products to order in their product category vary from period to period without necessarily reflecting a significant trend in overall demand for these items. Sales of other products decreased approximately $0.2 million, or 17%, to $0.7 million in the 2007 Quarter from $0.9 million in the 2006 Quarter.

Gross Profit

Gross profit decreased $0.7 million, or 26%, to $2.0 million in the 2007 Quarter from $2.6 million in the 2006 Quarter primarily as a result of lower sales revenues due to lower demand and pricing pressures primarily from our only OEM cell phone customer, Motorola. In addition, we continue to experience a shift in demand from this OEM customer to lower margin products, which further adversely affected our gross profit. Gross profit as a percentage of net sales decreased to 26.3% in the 2007 Quarter from 30.5% in the 2006 Quarter. Although we have been successful in certain cases in reducing our costs of materials/supply to mitigate pricing pressure, this was not true across all product sales.  Additionally, the cost of operating our Hong Kong facility, which constitutes part of cost of goods sold on our income statement, was relatively fixed and, on a lower revenue base, tends to act as a drag on our gross profit percentage. Finally, our shipping costs increased in the 2007 Quarter as a result of increased reliance on air freight to satisfy a customer's requirements to substitute new, non-defective products for products shipped by our vendors found to be defective. We are in discussions with these factories to recover these costs, but there can be no guarantee that we will be successful.  All these factors combined to erode our gross profit percentage.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $0.2 million to $1.7 million in the 2007 Quarter from $1.5 million in the 2006 Quarter. This increase was to $0.25 million of increased legal and other professional fees incurred in the course of defending the purported class action litigation, and to a lesser extent, higher royalty, travel and entertainment, and other general and administrative expenses.

Other Income (Expense)

Other income increased 87% to $0.3 million in the 2007 Quarter compared to $0.1 million in the 2006 Quarter due to higher interest income due to higher average rates on higher average cash balances. Other income accounted for 55% of pretax income in the 2007 Quarter compared to 10% in the 2006 Quarter.

Pretax Income

Pretax income decreased $0.8 million or 65% to $0.5 million in the 2007 Quarter from $1.3 million in the 2006 Quarter as a result of the decrease in gross profit as described above, offset in small part by the increase in other income.

Income Taxes

Our effective income tax rate was 19.5% in the 2007 Quarter compared to 40.7% in 2006 Quarter as a result of the relative contribution of taxable income from the EMEA Region, which is taxed at a lower rate than United States revenues, which were significantly lower in the 2007 Quarter compared to 2006 Quarter.  This had a disproportionate impact on an overall smaller revenue base.  Our effective tax  rate does not approximate the United States statutory federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes, to which income recorded by Forward Innovations is subject.  Provision for income taxes decreased $0.4 million in the 2007 Quarter to approximately $90,000 compared to $0.5 million in the 2006 Quarter due to lower taxable income.  The provision consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 6 to the Financial Statements.

We consider the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At December 31, 2006, those cumulative earnings were approximately $5.2 million.

LIQUIDITY AND CAPITAL RESOURCES

During the 2007 Quarter, we generated $2.5 million of cash from operations compared to $2.8 million in the 2006 Quarter. Our operating cash flows in the 2007 Quarter consisted of net income of $0.4 million, increased by $71,000 for non-cash items, and $2.1 million for net changes in working capital items,  consisting primarily of changes in accounts receivable and accounts payable of $0.9 million and $1.6 million, respectively, offset, in part, by changes in accrued expenses and other current liabilities, inventories and prepaid expenses and other current assets of $0.3 million, $71,000 and 54,000, respectively. The change in accounts receivable in the 2007 Quarter is attributable to lower levels of sales in the 2007 Quarter. The changes in inventory and accounts payable in the 2007 Quarter result from increased purchases in support of existing sales orders and slower payments to our largest suppliers. The change in accrued expenses is primarily a result of accrued remuneration that was subsequently paid in the 2007 Quarter. No such accrual for remuneration was required as of December 31, 2006.

Our operating cash flows in the 2006 Quarter consisted of net income of $0.8 million, increased by $0.6 million for non-cash items. These cash flows were increased by net changes in working capital items of $1.4 million, consisting primarily of a change in accounts receivable of $5.8 million, which was offset, in part, by changes in inventories and accounts payable, and accrued expenses of $0.4 million, $2.9 million, and $1 million, respectively.

Forward Industries, Inc.

Investing activities used $5,000 in the 2007 Quarter for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software. In the 2006 Quarter, net investing activities generated $75,000 from the sale of marketable equity securities and used $6,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

There were no financing activities during the 2007 Quarter. In the 2006 Quarter, net financing activities generated $88,000 in cash from the issuance of common stock upon the exercise of stock options to purchase approximately 27,900 shares of common stock under our 1996 Stock Incentive Plan.

At December 31, 2006, our current ratio (current assets divided by current liabilities) was 7.06; our quick ratio (current assets less inventories divided by current liabilities) was 6.46; and our working capital (current assets less current liabilities) was $25.1 million.  As of such date, we had no short- or long-term debt balances outstanding.

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

In March 2006, Forward and Koszegi renewed their credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit. The line expires in March 2007. While it is Forward's and Koszegi's intention to renew the line through March 2008, the renewal will be at the discretion of the bank, subject to our submission of satisfactory financial information and other documentation. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to maintain certain financial covenants including the  maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward Industries.  At December 31, 2006, there were no outstanding borrowings or letter of credit obligations under this facility.   See Note 4 to the unaudited consolidated Financial Statements set forth in Item 1.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans. In connection with this facility, Forward Innovations has agreed to certain financial covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as December 31, 2006). At December 31, 2006 Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (approximately $296,000 as of December 31, 2006) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Note 4 to the unaudited consolidated Financial Statements set forth in Item 1.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. Under that authorization, as of December 31, 2006, we had repurchased an aggregate of 102,600 shares at a cost of approximately $0.2 million, but none during the 2007 or 2006 Quarters.

Forward Industries, Inc.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of December 31, 2006:

Contractual Obligation or Commitment	Jan 07 - Dec 07	Jan 08- Dec 09	Jan 10 - Dec 11	Thereafter
Employment & Consulting Agreements	$ 875,000	$ 225,000	$ --	$ --
Operating Leases	192,000	292,000	319,000	72,000
License Agreements**	356,000	--	--	--
Totals	$1,423,000	$517,000	$319,000	$ 72,000

** The amounts shown as licensee agreement obligations represent the minimum amounts the Company would incur as a royalty expense under the present terms of its Motorola license agreement.

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations.  We have not engaged in interest rate swaps, foreign currency hedges or other derivative transactions designed to mitigate these risks.

Interest Rate Risk

A predominant portion of our cash is invested in money market funds and overnight interest rate sensitive securities.  The values of these investments do not fluctuate due to their short term nature and are not subject to interest rate risks; however, the income we earn on our invested cash will fluctuate with changes in interest rates.  Our credit facilities in the United States and Switzerland are also based on variable interest rates.  Although we have not had any borrowings under these facilities in several years, and did not have any borrowings outstanding as of December 31, 2006, any such borrowings would be subject to interest rate risk if we decide to borrow against these credit lines.  Given the lack of borrowings, our current cash position and the dollar amount of these credit lines we do not believe a change in interest rates would be material to our financial results.

Foreign Currency Risk

We transact certain portions of our business in foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Euro, Swiss Franc, and to a much lesser extent, the Great British Pound ("GBP").  These transactions may result in a gain or loss of earnings to us.   In Fiscal 2006, and in the 2007 Quarter, approximately 10% and 11% of our sales were denominated in Euros.  In addition, certain operating expenses of our Swiss subsidiary are be paid in Euros or Swiss Francs.  Because we have determined that the US dollar is the functional currency of that foreign subsidiary, the gains and losses resulting from converting these transactions to the U.S. dollar for financial statement presentation purposes are included in our results of operations as a component of our net income.

We purchase substantially our entire inventory from China and although these transactions are denominated in U.S. dollars, our suppliers may pay their expenses in Chinese Yuan.   If the rate of the Yuan to the U.S. dollar fluctuates our suppliers are likely to change the prices they charge to us further subjecting our operating results to foreign currency risk.

Forward Industries, Inc.

If foreign exchange rates of the Euro and Hong Kong Dollar were to change unfavorably by 20% in each of the foreign currencies in which we record assets or liabilities, we would incur a loss of approximately $71,000 and $37,000, respectively, resulting from a decrease in fair value of such assets or liabilities. See "Notes to Consolidated Financial Statements, Note 2 -Foreign Currency Transactions" for a description of our foreign currency accounting policies.

Our analysis methods used to assess and mitigate risk discussed above should not be considered projections of future risks.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2007 Quarter.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2007 Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Forward Industries, Inc.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become a party to legal actions or proceedings in the ordinary course of our business.  As of December 31, 2006, except as described below, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to our interests, we believe would be material to our business.

On October 3, 2006, we were served with a summons and purported class action complaint that was filed July 31, 2006 in a matter captioned Lynn Finkelstein & Company, Inc., on behalf of certain of its clients as attorney-in-fact and all others similarly situated, Plaintiff, vs. Forward Industries, Inc. and certain of its executive officers, in their individual capacities, Defendants, brought in the United States District Court for the Southern District of Florida.  The complaint alleges that the Company during the purported class period July 25, 2005 to February 2, 2006 made certain misrepresentations of fact, or failed to disclose certain material facts, and violated certain generally accepted accounting principles in the presentation of its financial statements included in its periodic reports filed with the Commission pursuant to the Exchange Act.

On November 15, 2006, the Plaintiffs filed a First Amended Complaint that purports to state substantially identical claims. We have filed a motion to dismiss the complaint, as amended, in its entirety for failure to satisfy the pleading requirements of the Private Securities Litigation Reform Act of 1995 and Plaintiff's attorneys have filed a responsive motion and brief.  We expect to file our response in February 2007.

We believe that the complaint, as amended, is wholly without merit and intend to vigorously contest this lawsuit.  We have directors and officers' liability insurance, including entity coverage. In the course of defending the complaint, we have incurred legal and other expenses up to the retention amount of $250,000, in our directors and officers liability insurance policy and that incurring expenses not covered by this policy may adversely affect our reported results of operations in future periods.  While we believe that the complaint, as amended, is without merit and the plaintiff has yet to assert an amount of damages claimed, the outcome of this lawsuit cannot be predicted and our ultimate liability if this lawsuit is adversely determined cannot currently be ascertained and could be material.

Item 1A. Risk Factors

This "Risk Factors" section provides updated information in certain areas from the "Risk Factors" set forth in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006. Set forth below are certain risk factors that have been expanded or updated from our Annual Report on Form 10-KSB, but the factors below do not constitute all the risk factors that pertain to our business.  Please review our Annual Report on Form 10-KSB for a complete listing of "Risk Factors" that pertain to our business. Please read the note regarding "Additional Forward Looking Information" that appears on page 15 of this Quarterly Report on Form 10-Q.

Our license agreement with Motorola expires on December 31, 2007, and the failure to extend or renew this agreement would have a material, adverse effect on our results of operations and financial condition.

Our license agreement with Motorola, Inc. expires on December 31, 2007.  Motorola is our single largest customer, as detailed in the next risk factor.  We anticipate that Motorola and we will initiate discussions relating to an extension or new agreement in the near future, but there is no guarantee that we will be able to successfully hold such discussions or achieve an extension or new agreement on terms that we find acceptable. If we cannot conclude an extension or a new license agreement beyond December 31, 2007, our rights to sell certain cell phone carry solution cases and accessories bearing the Motorola trademark will expire at that time, except for limited sell-through rights with respect to existing inventory then on hand.  The expiration of the license agreement with Motorola without an extension or renewal would have a material and adverse effect on our results of operations and financial condition.  In addition to the reduction of revenues as a consequence of losing aftermarket sales to cell phone retailers and distributors, we would expect that our profit margins could suffer materially, as currently margins on certain sales of licensed products exceed those in respect of sales of many OEM cell phone sales.  Further, we are unable to predict the influence, if any, that a failure to extend or renew the license agreement would have on our OEM customer relationship with Motorola, but it could be adverse and material.

Forward Industries, Inc.

Our business is characterized by a high degree of customer concentration.  Two significant customers accounted for 57% of net sales in Fiscal 2006. The same two customers accounted for 67% of net sales in the 2007 Quarter; the loss of, or material reduction in orders from, any of these customers would materially and adversely affect our results of operations and financial condition

The predominant percentage of our sales revenues is concentrated in two large OEM customers.  In the 2007 Quarter, direct sales to Motorola, together with its international affiliates, accounted for approximately 46% of our net sales, or approximately $3.4 million (which amount excludes approximately 11% of our net sales, or $0.8 million, of products under our license agreement with Motorola).  Lifescan accounted for approximately 21% of our net sales, or approximately $1.6 million. The loss of any of these two key customers or one additional OEM customer who accounted for 9%, of net sales in the 2007 Quarter (whether as a result of such customers purchasing their carry solution requirements from another vendor, deciding to manufacture their own carrying cases or eliminating the inclusion of our carrying cases with their products) would have a material adverse effect on our financial condition, liquidity and results of operations. In addition, sales to a fourth customer, who represented 7% of our sales in Fiscal 2006 declined to an immaterial amount during the 2007 Quarter as our sole "in-box" program with them terminated.

By contrast, in Fiscal 2006, direct sales to Motorola, together with its international affiliates, accounted for approximately 37% of our net sales, or approximately $11.5 million (which amount excludes approximately 11% of our net sales, or $3.2 million, of products under our license agreement with Motorola).  Lifescan accounted for approximately 19% of our net sales, or approximately $5.8 million. In addition, two other OEM customers accounted for 9%, and 7% of net sales in Fiscal 2006.

At any time, a significant percentage of our accounts receivable risk may be concentrated in a small number of customers

Two customers accounted for approximately 70% and 74% of our accounts receivable at December 31, 2006 and September 30, 2006. The failure to receive or collect such amounts when, and as, due could have a material adverse effect on our financial condition, liquidity, and results of operations.

We have incurred substantial expenses for legal fees in defending the purported class action litigation that has been filed against us.

On October 3, 2006, the Company was served with a summons and purported class action complaint, as described in Item 1. of Part II of this Quarterly Report, "Legal Proceedings."  We maintain directors and officers' liability insurance, including entity coverage. We have incurred legal and other expenses up to the retention amount of $250,000, above which it is our expectation that it is the insurance carrier's responsibility to assume under such policy.  We may incur additional legal or other expenses that are not covered by this policy, and this may adversely affect our reported results of operations in future periods.

While the purported class action that has been filed against us is in its early stages, the ultimate liability of the action is not predictable but may be material

While we believe that the complaint is without merit and will vigorously contest this action, and the plaintiff has yet to assert a specific amount in its claim for damages, the outcome of this lawsuit cannot be predicted and the Company's ultimate liability if this lawsuit is adversely determined cannot currently be ascertained and could be material.

Forward Industries, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Forward Industries, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  February 7, 2007

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Jerome E. Ball

Jerome E. Ball
Chairman and Chief Executive Officer

By: /s/Douglas W. Sabra

Douglas W. Sabra
Vice President, Chief Financial Officer and
Principal Accounting Officer