Form 10-Q
period 2007-03-31
FORWARD INDUSTRIES INC
filed 2007-05-01
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2007.

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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, at May 1, 2007, was 7,861,438 shares.

Forward Industries, Inc.

Explanatory Note
The registrant determined, as of September 30, 2006, its most recent fiscal year-end, that it no longer met the definition of a small business issuer, in accordance with Rule 228.10(a) under the Exchange Act.  Accordingly, its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, was its last annual report filing as a Small Business issuer in exiting the Small Business Disclosure System (until such time as its filing status may be reassessed).  This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, pursuant to the Exchange Act of Forward Industries, Inc. represents the registrant's  second quarterly filing as a non-accelerated filer on Form 10-Q and in accordance with Regulation S-K.

Note Regarding Use of Certain Terms
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "we", "our", and the "Company"  refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; "Forward" or "Forward Industries" refers to Forward Industries, Inc.; "common stock" refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries' wholly owned subsidiary Koszegi Industries, Inc., an Indiana corporation; "Koszegi Asia" refers to Forward Industries' wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; "Forward Innovations" refers to Forward Industries' wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation;  "GAAP" refers to accounting principles generally accepted in the United States; "Commission" refers to the United States Securities and Exchange Commission; "Exchange Act" refers to the United States Securities Exchange Act of 1934; the "2007 Quarter" refers to the three months ended March 31, 2007; the "2006 Quarter" refers to the three months ended March 31, 2006; the "2007 Period" refers to the six months ended March 31, 2007; the "2006 Period" refers to the six months ended March 31, 2006; "Fiscal 2007" refers to our fiscal year ending September 30, 2007; "Fiscal 2006" refers to our fiscal year ended September 30, 2006; "EMEA Region" means the geographic area encompassing Europe, the Middle East and Africa; APAC Region means the Asia Pacific Region, consisting of Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam; and "Americas" refers to the geographic area encompassing North, Central, and South America.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$20,799,128	$18,609,371
Accounts receivable, net	3,787,868	6,069,058
Inventories, net	2,148,821	2,449,065
Prepaid expenses and other current assets	621,797	329,461
Deferred tax asset	93,000	83,000
Total current assets	27,450,614	27,539,955

Property, plant, and equipment, net	160,490	190,084
Other assets	50,412	51,932
Total Assets	$27,661,516	$27,781,971

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$2,121,406	$ 2,141,191
Accrued expenses and other current liabilities	251,752	690,413
Total current liabilities	2,373,158	2,831,604

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, and 8,424,931 shares issued (including 563,493 held in treasury)	84,249	84,249
Capital in excess of par value	15,287,952	15,287,952
Treasury stock, 563,493 shares at cost	(853,159)	(853,159)
Retained earnings	10,769,316	10,431,325
Total shareholders' equity	25,288,358	24,950,367
Total liabilities and shareholders' equity	$27,661,516	$27,781,971

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)
	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales	$5,875,768	$6,457,318	$13,310,190	$15,127,677
Cost of goods sold	4,575,048	5,043,223	10,052,760	11,069,285
Gross profit	1,300,720	1,414,095	3,257,430	4,058,392

Operating expenses:
Selling	926,127	855,944	1,777,038	1,632,283
General and administrative	664,136	632,311	1,559,250	1,327,534
Total operating expenses	1,590,263	1,488,255	3,336,288	2,959,817

(Loss) income from operations	(289,543)	(74,160)	(78,858)	1,098,575

Other income:
Interest income	252,120	194,460	493,410	345,732
Other income (expense), net	(4,565)	3,620	6,168	(13,223)
Total other income	247,555	198,080	499,578	332,509

(Loss) income before provision (benefit) for income taxes	(41,988)	123,920	420,720	1,431,084
(Benefit) provision for income taxes	(7,271)	60,405	82,729	593,079
Net (loss) income	$(34,717)	$63,515	$337,991	$838,005

Net (loss) income per common and common equivalent share
Basic	$0.00	$0.01	$0.04	$0.11
Diluted	$0.00	$0.01	$0.04	$0.10

Weighted average number of common and common equivalent shares outstanding
Basic	7,861,438	7,861,438	7,861,438	7,849,803
Diluted	7,861,438	8,014,331	7,974,700	8,018,807

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended March 31,
	2007	2006
Operating activities:
Net income	$337,991	$838,005
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for obsolete inventory	159,861	79,647
Depreciation and amortization	45,051	55,645
Deferred income taxes	(10,000)	76,202
Tax benefit from exercise of stock options	--	479,405
Changes in operating assets and liabilities:
Accounts receivable	2,281,190	7,327,227
Inventories	140,383	(1,573,304)
Prepaid expenses and other current assets	(292,336)	(259,887)
Other assets	1,520	--
Accounts payable	(19,785)	(1,550,953)
Accrued expenses and other current liabilities	(438,661)	(1,217,463)
Net cash provided by operating activities	2,205,214	4,254,524

Investing activities:
Proceeds from sale of marketable equity securities	--	75,034
Purchases of property, plant, and equipment	(15,457)	(10,497)
Net cash (used) provided by investing activities	(15,457)	64,537

Financing activities:
Proceeds from exercise of stock options	--	87,653
Net cash provided by financing activities	--	87,653

Net increase in cash and cash equivalents	2,189,757	4,406,714

Cash and cash equivalents at beginning of period	18,609,371	15,291,739

Cash and cash equivalents at end of period	$20,799,128	$19,698,453

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1      OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design, marketing, and distribution of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl, and other synthetic fabrics.  The cases and other products are used primarily for the transport of portable electronic devices such as cellular phones and medical devices. The Company markets products as a direct seller to original-equipment-manufacturers in the EMEA Region (meaning the geographic area encompassing Europe, the Middle East and Africa), the APAC Region (meaning the Asia Pacific Region, encompassing Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam) and  the Americas (meaning the geographic area, encompassing North, Central, and South America) and as a seller to retailers and wholesalers in Europe, the Middle East and Africa under non-exclusive licenses for certain trademarks.

In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 2007. These financial statements should be read in conjunction the Company's consolidated financial statements included in its annual report on Form 10-KSB for the fiscal year ended September 30, 2006, and with the disclosures presented therein.

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

Basis of presentation: The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly owned subsidiaries (together, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition: In accordance with the requirements of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, the Company recognizes revenue from product sales to customers when: products that do not require further services by the Company are shipped, there are no uncertainties surrounding customer acceptance, and collectibility is reasonably assured.

Supplier Rebates: Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company has entered into agreements with several of its suppliers that grant the Company a rebate based on its level of purchases made during each quarter. In lieu of a cash payment from these suppliers the Company generally receives a credit memo. The Company reduces accounts payable to the supplier and cost of goods sold each quarter as the Company earns the rebates.  For the three-month periods ended March 31, 2007 and 2006, the cumulative amounts of such quarterly rebates were approximately $135,000 in each period. For the six-month periods ended March 31, 2007 and 2006, the cumulative amounts of such quarterly rebates were approximately $328,000 and $321,000, respectively. The quarterly rebates are net of amounts allocated to unsold inventories and are reflected in the accompanying consolidated statements of operations as a reduction of cost of goods sold.

NOTE 2      ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions: The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in "other income, net" in the accompanying unaudited consolidated statements of operations. The net gain (loss) from foreign currency transactions was approximately $(5,000) and $4,000 for the three-month periods ended March 31, 2007 and 2006, respectively. The net gain (loss) from foreign currency transactions was approximately $6,000 and $(11,857) for the six-month periods ended March 31, 2007 and 2006, respectively.

Comprehensive (Loss) Income: For the three and six-month periods ended March 31, 2007 and 2006, the Company did not have any components of comprehensive (loss) income other than net (loss) income.

Recent Accounting Pronouncements

On July 13, 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clarifies that income taxes are outside the scope of FASB Statement No. 5, Accounting for Contingencies.

FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company will adopt FIN 48 effective October 1, 2007.  The Company has not completed its evaluation of FIN 48. However, it does not expect the adoption will have a material impact on its financial statements.

NOTE 3      INVENTORY

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Provision has been made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value.

NOTE 4      DEBT

In February 2007, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc. renewed their credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit, expiring February 2008. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to comply with certain financial covenants, including the maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward.  There were no borrowings or letter of credit obligations outstanding under this facility during the three or six-month period ended March 31, 2007.

NOTE 4      DEBT (CONTINUED)

In 2003, Forward's wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as March 31, 2007).  At March 31, 2007, Forward Innovations is contingently liable to the bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (approximately $300,000) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

NOTE 5      OPERATING SEGMENT INFORMATION

The Company operates in a single segment that provides carrying solutions for portable electronic devices. This carrying-solution segment designs, markets, and distributes products to its customers that include manufacturers of consumer hand held wireless telecommunications and medical monitoring devices. The carrying solution segment operates in geographic regions that include primarily the Americas, EMEA, and APAC regions. Geographic regions are defined based primarily on the location of the customer.  The following table presents net sales related to these geographic segments:

                                                                                                          (all amounts in thousands of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
APAC	$2,765	$2,431	$6,120	$6,053
Americas	1,815	2,417	4,277	5,816
EMEA	1,296	1,609	2,913	3,259
Total net sales	$5,876	$6,457	$13,310	$15,128

NOTE 6      INCOME TAXES

The Company's income tax provision (benefit) consists of the following United States and foreign components:

	Three Months Ended March 31,		Six Months Ended March 31,
U.S. Federal and State	2007	2006	2007	2006
Current.	$ 5,600	$27,996	$83,600	$439,070
Deferred	(5,000)	38,609	(10,000)	168,309

Foreign:
Current	(7,871)	(6,200)	9,129	(14,300)
Deferred	--	--	--	--
Income tax (benefit) provision	$(7,271)	$60,405	$82,729	$593,079

For the three and six-month periods ended March 31, 2007, the Company recorded a (benefit) provision for income taxes of approximately $(7,000) and $83,000, respectively. The Company's effective tax rate does not approximate the statutory United States federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes.

NOTE 6      INCOME TAXES (CONTINUED)

Effective June 2001, undistributed earnings of the Company's Swiss subsidiary are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At March 31, 2007, the Company's Swiss subsidiary had approximately $5,129,000 of accumulated undistributed earnings.

NOTE 7      (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share for each period presented is computed using the weighted-average number of shares of common stock outstanding during each period.  Diluted (loss) earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. For this purpose, the average quoted market prices on the NASDAQ SmallCap Market for the Company's common stock for the three-month periods ended March 31, 2007 and 2006 were $4.33 and $9.66, respectively.

A total of 320,000 and 70,000 common stock equivalents have been excluded from the calculation of earnings per share for the three and six-month periods ended March 31, 2007, respectively, because their inclusion would be anti-dilutive. No common stock equivalents were excluded for the three and six-month periods ended March 31, 2006.

NOTE 8      STOCK BASED COMPENSATION

In November 1996, the Company's Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to 4,000,000 shares of common stock can be issued to officers, employees and non-employee directors of the Company upon the exercise of incentive stock options and nonqualified stock options. This plan was approved by shareholders in 1997.  The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Company's Compensation Committee establishes the exercise price of the nonqualified options. Options expire ten years after the date of grant and generally vest in equal proportions over three years. In November, 2006, the 1996 Stock Incentive Plan expired in accordance with the terms thereof.  Expiration of the Plan does not affect the term or exercisability of previously granted options, of which there were 245,000 outstanding and unexercised as of March 31, 2007.

Adoption of New Accounting Guidance and Transition

Prior to October 1, 2006, the Company accounted for its stock-based compensation plan (expired November 2006) under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or APB No. 25, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. Under APB No. 25, when the exercise price of our employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation cost was recognized.

Effective October 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payments, and related interpretations, or SFAS No. 123R, which is a revision of SFAS No. 123, using the modified-prospective transition method. Under that method, for the six-month period ended March 31, 2007, the Company recognized (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

NOTE 8      STOCK BASED COMPENSATION (CONTINUED)

Prior to the adoption of SFAS No. 123R, the Company presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that the Company classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. As all share-based payments granted in prior periods were fully vested as of October 1, 2006, and as the Company did not grant any share-based payments during the six-month period ended March 31, 2007, there were no excess tax benefits for the Six-month period ended March 31, 2007.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2007

The fair value of share-based awards used to compute pro forma net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three and Six-Months Ended March 31, 2006
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

Expected Dividend Yield: The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. Accordingly, the Company used a dividend yield of zero in its assumptions.

The Company estimated the expected term and expected volatility of share-based awards based upon historical data. There were no awards granted during the three or six-month period ended March 31, 2007. Forfeitures were recognized as they occurred.

The table below illustrates the effect on net income and income per share during the three and six-month periods ended March 31, 2006 if we had applied the fair value recognition provisions of SFAS No. 123R.

NOTE 8      STOCK BASED COMPENSATION (CONTINUED)

	Three-Months Ended March 31, 2006	Six-Months Ended March 31, 2006
Net income, as reported	$63,515	$838,005
Total share-based employee compensation cost, net of tax	--	--
Total share-based employee compensation cost determined under SFAS No. 123 for all awards, net of tax	--	--
Pro forma net income	$63,515	$838,005

Net income per share:
Basic - as reported	$0.01	$0.11
Basic - pro forma	$0.01	$0.11

Diluted - as reported	$0.01	$0.10
Diluted - pro forma	$0.01	$0.10

Valuation and Expense Information under SFAS No. 123R

As of October 1, 2006, all share-based payments granted prior to October 1, 2006, were fully vested. Additionally, the Company did not grant any share-based payments during the six-month period ended March 31, 2007. As such, the Company did not recognize compensation cost or an excess tax benefit for share-based compensation awards during the six-month period ended March 31, 2007.

A summary of the activity under our stock plan during the six-month period ended March 31, 2007, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	248,750	$4.15
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(3,750)	2.00
Outstanding at March 31, 2007	245,000	$4.18	3.55	$ 427,000

Options vested or expected to vest at March 31, 2007	245,000	$4.18	3.55	$427,000
Options exercisable at March 31, 2007	245,000	$4.18	3.55	$427,000

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

Contract Period 1:  October 1, 2004 to December 31, 2005

Contract Period 2:  January 1, 2006 to December 31, 2006

Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum royalty payment to Motorola for Contract Period 1 was $375,000, or $300,000 annualized.  The minimum royalty payment to Motorola for Contract Period 2 was $225,000. At the time of negotiation of the agreement, the Company and Motorola had agreed that, prior to the commencement of each contract period, they would agree to establish a new minimum royalty amount, in the absence of which a default formula would apply.  The Company was unable to reach an agreement with Motorola on the minimum royalty payment for Contract Period 3; consequently, the agreement of the parties is that the minimum royalty payment for Contract Period 3 may not be less than seventy-five per cent (75%) of the annualized royalties payable in respect of actual sales for Contract Period 2, provided, however, that in no event shall the minimum royalty in Contract Period 3 be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of Contract Period 2's annualized minimum royalty.

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

Under its current license agreement with Motorola, the Company recorded royalty expense of approximately $116,000 and $253,000 for the three and six-month periods ended March 31, 2007, respectively, and $155,200 and $240,200 for the three and six-month periods ended March 31, 2006, respectively.  These amounts are included in selling expenses in the accompanying consolidated statements of operations.  These amounts represent royalties paid in respect of actual sales and in each case represent an amount in excess (and in lieu) of the minimum royalties otherwise payable to Motorola in respect of those periods. The minimum royalty for the three and six-month periods ended March 31, 2007 were $89,000 and $158,000, respectively, and $69,000 and $154,000 for the three and six-month periods ended March 31, 2006, respectively.

NOTE 9      COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bank Guarantee

In July 2002, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (approximately $300,000 as of March 31, 2007) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. Commencing December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of March 31, 2007, the Company has not incurred a liability in connection with this guarantee.

NOTE 10    LEGAL PROCEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2007, except as described below, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

On October 3, 2006, the Company was served with a summons and purported class action complaint that was filed July 31, 2006, in a matter captioned Lynn Finkelstein & Company, Inc., on behalf of certain of its clients as attorney-in-fact and all others similarly situated, Plaintiff, vs. Forward Industries, Inc. and certain of its executive officers, in their individual capacities, Defendants, brought in the United States District Court for the Southern District of Florida.  The complaint alleges that the Company during the purported class period July 25, 2005, to February 2, 2006, made certain misrepresentations of fact, or failed to disclose certain material facts, and violated certain generally accepted accounting principles in the presentation of its financial statements included in its periodic reports filed with the Commission pursuant to the Exchange Act.

On November 15, 2006, the Plaintiffs filed a First Amended Complaint that purports to state substantially identical claims. The Company filed a motion to dismiss the complaint, as amended, in its entirety for failure to satisfy the pleading requirements of the Private Securities Litigation Reform Act of 1995 and Plaintiff's attorneys filed a responsive motion and brief.  The Company filed its brief in response in February 2007.  The parties to this action anticipate attendance at a May 2007 hearing called by the judge assigned to hear this case at which a schedule for discovery and motion practice may be proposed.

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

Forward Industries, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.  The following discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2007 (the "2007 Quarter"), with the three months ended March 31, 2006 (the "2006 Quarter"), and the six months ended March 31, 2007 (the "2007 Period"), with the six months ended March 31, 2006 (the "2006 Period), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report. There have been no material changes in critical accounting estimates since September 30, 2006.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains forward-looking statements that are not based on historical fact and that involve assessments of certain risks, developments, and uncertainties.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", estimate", "intend",  "continue", or "believe", or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual factors, developments, and events may differ materially from those assumed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and those identified in "Risk Factors" in our annual report on Form 10-KSB for the fiscal year ended September 30, 2006, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among other, the following: our success in winning new business from our customers and against competing vendors; whether replacement programs that we win will be as successful as those that are replaced; levels of demand and pricing generally for cellular handsets and blood glucose monitoring devices for which we supply carry solutions; variability in order flow from our OEM customers; general economic and business conditions, nationally and internationally in the countries in which we do business; the expiration of our license agreement with Motorola by its terms on December 31, 2007, and the uncertainty as to whether such agreement will be renewed or extended on terms acceptable to us; demographic changes; changes in technology, including developments in cellular handsets or the control of diabetes; increased competition; changes affecting one or more of our principal Original Equipment Manufacturer ("OEM") customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this report and our other reports filed with the Commission, including without limitation, those described under the caption Risk Factors contained in our Annual Report on Form 10-KSB for the year ended September 30, 2006.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns or results will not differ materially from those set forth in any forward looking statement.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Forward Industries, Inc.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management's discussion and analysis of financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. Please refer to "Management's Discussion and Analysis-Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, for further information regarding our critical accounting policies and estimates.

The notes to our audited consolidated financial statements and "Management's Discussion and Analysis" included in our Annual Report on Form 10-KSB for the year ended September 30, 2006, the notes to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the factors and events described elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to the individual financial statement captions and our overall financial performance, operations and financial position.

Revenue Recognition

In accordance with the requirements of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, the Company recognizes revenue from product sales to customers when: products that do not require further services by the Company are shipped; there are no uncertainties surrounding customer acceptance; and collectibility is reasonably assured.

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  Specifically, we analyze the age of receivable balances, our historical bad debts write-off experience, and our respective customer's creditworthiness to determine the appropriate allowance for doubtful accounts. At March 31, 2007 and September 30, 2006, our allowance for doubtful accounts was approximately $47,000.  Changes to this account are reflected in the general and administrative expense line of our statement of operations.  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, the assessments of new customers' creditworthiness, changes in customer circumstances, or other factors could have a material effect on the recorded allowance.

Forward Industries, Inc.

Inventory Valuation

We use certain estimates and judgments to value our inventory. Our inventory is recorded at the lower of cost or market. The majority of our inventory consists of finished goods that are custom made by our suppliers based on firm orders from our OEM customers and held for our account.  We do, however, supply inventory to our customers' distribution hubs in anticipation of their draw-downs to fulfill orders; we also periodically stock inventory in anticipation of orders from our OEM customers when it appears to us commercially advantageous to do so. We also hold inventory in support of our license agreements. At the end of each fiscal quarter, we evaluate our ending inventories, and we establish an allowance for inventory that is considered obsolete, slow moving or otherwise un-saleable.  This evaluation includes among other factors analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand.  We physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $0.2 million at March 31, 2007, and September 30, 2006.  The cost of obsolete inventory is included in cost of goods sold on our statement of operations.

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

Deferred Income Taxes

In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we are subject to taxation. This process involves estimating actual current income tax expense together with assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We had approximately $93,000 and $83,000 of deferred tax assets at March 31, 2007, and September 30, 2006, respectively. No valuation allowances were recorded in respect of these deferred tax assets as of such dates.

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

Variability of Revenues and Results of Operation

Because our sales revenues are highly concentrated in a few large customers, and because the volumes of these customers' order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time.

Forward Industries, Inc.

We depend for the predominant proportion of our sales revenues on OEM orders from our three largest customers, each of which is a large, multinational corporation.  Each of these customers launches many different products and purchases products accessories, such as carrying cases, from many different vendors.  When we are selected to supply a carry solution "in-box" for a specific product and launch, we may not be in a position to know the frequency or volumes of our customers' orders, or the duration of such orders (which will depend on the OEM customer product's life cycle), all of which depend on our customers' ongoing assessments of the product's relative contribution to their businesses, as well as other factors.  Our OEM customers may keep products for which our carry solutions have been selected to be packaged "in-box" in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles and new product introductions, and our customers' competitors' product offerings.  Short product life cycles and/or significant variability in product pricing are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition among vendors is high, and industry technical standards are subject to continuing change.  When "in-box" programs end, and to the extent that the introduction of new programs does not include our products as an accessory "in-box", or such new programs do include our products as an accessory "in-box" but do not result in a comparable level of demand for our products, the level of our OEM product sales is susceptible to significant and rapid change.

All of this makes our quarterly revenue levels susceptible to a high degree of variability and difficult to predict.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, its orders from us by amounts that are material to our business.

TRENDS IN RESULTS OF OPERATIONS

  Our customer base is becoming more concentrated. In the 2007 Period, three customers, including their subsidiaries, affiliates, or their contract manufacturers, accounted for 75% of our net sales.  In Fiscal 2006, four such customers accounted for approximately 73% of our net sales.  Sales to the fourth customer, Bayer Healthcare LLC ("Bayer"), declined to an immaterial amount during the 2007 Period as our sole "in-box" program with them concluded.  Additionally, Motorola accounted for all of our net sales in our OEM cell phone product line in the 2007 Period as our Fiscal 2005-2006 "in-box" program for Nokia ended. In Fiscal 2006, combined sales to Bayer and Nokia represented approximately $3.3 million or 14% of our net sales, compared to $0.1 million and less than 1% in the 2007 Period. Although we continue to pursue additional opportunities with these two customers, as of March 31, 2007, we have not been selected to participate in any new "in-box" programs or successors to those that were concluded.

  Revenue from our largest customer, Motorola, has trended down on a comparable quarter basis since the second quarter of Fiscal 2006 and we anticipate that this trend will continue through the third fiscal quarter of 2007 as well.  We believe that the revenue trend in recent quarters is broadly the result of a cell phone launch cycle, which has seen certain of Motorola's very successful models (for which we have supplied accessories in-box), after an extended time on the market, make a pricing transition to mid- and lower-tier phones.  As part of the economics accompanying this transition, we believe that the inclusion of accessories in-box has been reduced with consequent revenue loss for us. Currently, we foresee no imminent new in-box programs or developments to reverse this trend.  We believe that sales under our license agreement with Motorola are being similarly affected as consumers are less inclined to purchase relatively high cost cases and other accessories for mature, lower-tier phones.  Notwithstanding this development, we believe that our cell phone accessory supply relationship with Motorola remains strong and continue to work closely with Motorola to ensure we are considered for future in-box opportunities.

  While our gross profit continues to be pressured by a difficult pricing environment for both our cell phone carry solution product line (OEM and licensed sales) and also our blood glucose carry case product line, reduction in volume demand has become the most significant factor in the level of gross profit, as noted in the previous paragraph.

  Our business incurred a loss that would have been significantly larger but for the substantial level of other income consisting primarily of interest income on cash balances.  Absent any significant reductions in selling, general, and administrative expense or improvements to our gross profit in the near term, we will continue to incur a loss from operations.

Forward Industries, Inc.

  Our inventory remains at historically high levels primarily as a result of supporting hub agreements entered into with two of our largest OEM customers.  We expect our inventory to remain at this higher level or perhaps trend slightly higher through Fiscal 2007.  Under these agreements, we are required to source and ship our products to our OEM customers' distribution hubs at multiple locations, but do not invoice the OEM customers until they withdraw our product from the hub for sale through their chain of distribution. The implementation of these arrangements negatively affects our liquidity. In the 2007 Quarter, we entered into three new hub arrangements, bringing the total to six hub agreements.  We anticipate that in the course of stocking these new hubs, inventory levels may trend higher than the level experienced in the 2007 Period unless our customers in whole or in part stock the new hubs with product withdrawn from existing hubs.

  Product manufacture, in many cases, has been outsourced by our OEM customers to contract manufacturing firms in China and in Southeast Asia. Such firms are performing manufacturing, assembly and product packaging functions, including the bundling of product accessories such as ours with the OEM customer's product. As a consequence, we are selling our carry solution products to the contract manufacturing firm. In these cases, we invoice the contract manufacturing firm and not the OEM customer.  Therefore, it is the contract manufacturing firm's credit to which we must look for payment in such cases and not that of our OEM "customer".  In addition, in recent periods APAC has accounted for a significant percentage of our sales revenues, as seen in the tables below.   We believe that the reliance on contract manufacturers by our OEM customers is an effort to reduce their costs of supply that may also be increasing pressure generally to compress margins in respect of accessory products packaged "in-box" with various consumer electronics.

RESULTS OF OPERATIONS FOR THE 2007 QUARTER COMPARED TO THE 2006 QUARTER

We incurred a net loss of $35,000 in the 2007 Quarter compared to net income of $64,000 in the 2006 Quarter. The decrease in our results of operations was predominantly due to lower gross profit due to lower sales of cell phone products, as detailed below, combined with an increase in selling, general and administrative expenses primarily resulting from higher personnel costs.  The deterioration in operating results was offset in part by an increase in other income due to higher interest income resulting from higher average cash balances and higher yields on those cash balances. Basic and diluted net loss per share for the 2007 Quarter was $0.00 compared to basic and diluted net income per share of $0.01 in the 2006 Quarter.

Net Sales

Net sales decreased $0.6 million or 9% to $5.9 million in the 2007 Quarter compared to $6.5 million in the 2006 Quarter due to declines of $0.8 million in sales of cell phone products and $0.1 million in sales of other products, offset in part by a $0.3 million increase in sales of cases for diabetic products.   Net sales of cell phone products declined primarily as a result of lower OEM volume demand from Motorola, our only OEM cell phone customer during the 2007 Quarter, as well as lower sales volumes of licensed products to retailers and distributors under our license agreement with Motorola. In the 2006 Quarter Nokia contributed $0.2 million to OEM cell phone sales but none in the 2007 Quarter.  The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2007 Quarter 3 Months ended March 31, 2007 (millions of dollars)
	Americas	EMEA	APAC	Total
Cell Phone Products	$0.4	$0.8	$0.7	$1.9
Diabetic Products	0.7	0.5	2.0	3.2
Other Products	0.7	--	0.1	0.8
Total*	$1.8	$1.3	$2.8	$5.9

Net Sales for 2006 Quarter 3 Months ended March 31, 2006 (millions of dollars)
	Americas	EMEA	APAC	Total
Cell Phone Products	$0.6	$1.1	$0.9	$2.6
Diabetic Products	1.2	0.5	1.2	2.9
Other Products	0.6	--	0.3	0.9
Total*	$2.4	$1.6	$2.4	$6.5

* Tables may not total due to rounding.

Cell Phone Product Sales

Our cell phone carry solutions products include carrying cases for handsets and camera attachments, plastic belt clips, carrying case straps and bags, screen cleaners, decorative faceplates, and other attachments used to carry or enhance the appearance of cellular telephone handsets.

We design to the order of and sell these products directly to cell phone handset original equipment manufacturers including Motorola.  Our cases are packaged as an accessory "in-box" with the handsets that are sold by our OEM customers.  In addition, under our license agreements with Motorola and SAGEM, we distribute our products as separately packaged accessories directly to third party wholesalers and retailers in the EMEA Region and, under the Motorola license, the APAC Region. Cell phone product sales consist of OEM "in-box" sales to Motorola and (in the 2006 Quarter only) Nokia and sales under our license agreements.

Total sales of cell phone products decreased $0.8 million, or 30%, to $1.9 million in the 2007 Quarter from $2.6 million in the 2006 Quarter. Sales to Motorola, our only OEM cell phone customer for the 2007 Quarter, decreased $0.3 million from the 2006 Quarter due to reduced demand.  Most OEM sales to Motorola related to two "in-box" programs (consisting of cases and other accessories) that have continued from Fiscal 2005 and 2006, but at lower levels than in the 2006 Quarter.  During the 2007 Quarter, we experienced no demand from Nokia, which was our only other significant OEM cell phone customer in Fiscal 2006, representing approximately 7% of our total sales for that period.

Sales to third parties under our license agreement with Motorola totaled approximately $0.6 million in the 2007 Quarter compared to $1.0 million in the 2006 Quarter, a decrease of $0.4 million, or 40%.  The significant decline is due to a number of factors, including reduced demand from distributors and retailers for certain cell phone models and consequently our carrying cases and other products that are custom designed to accessorize those models under license.

Sales of carry solutions for cell phone products represented approximately 32% of our total net sales in the 2007 Quarter compared to 40% for in 2006 Quarter.

Forward Industries, Inc.

The Motorola license agreement expires on December 31, 2007.  We anticipate that we will enter discussions with Motorola in order to renew the license agreement or to enter into a different agreement.  However, there can be no assurance that we will be successful in reaching agreement with respect to a renewal or different agreement upon mutually acceptable terms, if at all.  Any failure to renew the license agreement or enter into a different agreement upon terms acceptable to us would have a material adverse affect on our results of operations and financial condition. In addition, while we believe that our commercial relationship with Motorola is good, if we are unable to renew the license agreement or enter into a different agreement upon terms acceptable to us, we can not predict how this change in the overall relationship might affect OEM sales to Motorola, if at all.  See "Part II. Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q: "Our license agreement with Motorola expires on December 31, 2007, and the failure to extend or renew this agreement would have a material, adverse effect on our results of operations and financial condition".

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

Sales of cases for blood glucose monitoring kits increased approximately $0.3 million, or 10%, to $3.2 million in the 2007 Quarter from $2.9 million in the 2006 Quarter. Sales to Lifescan, our largest OEM customer for these cases, increased $0.8 million, or 68%, to $2.0 million in the 2007 Quarter compared to $1.2 million in the 2006 Quarter resulting primarily from increased sales in an existing in-box program continued from Fiscal 2006 and from the first time revenue contribution from a new program launched in the 2007 Quarter. The increases in these two programs more than offset revenue declines in two other in-box programs with Lifescan. In addition, sales to Abbott increased $0.1 million, due to increased volumes at lower margins, and sales to Roche increased $0.1 million.  These higher sales were offset, in part, by the decline in sales to Bayer of approximately $0.8 million resulting from the winding down of the one substantial in-box program from Fiscal 2006.

Sales of carrying cases for blood glucose monitoring kits represented 55% of our total net sales in the 2007 Quarter compared to 45% of our total net sales in the 2006 Quarter.

Other Product Sales

We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players, and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By the nature of our distribution in this market, sales of these customized products to order in their product category vary from period to period without necessarily reflecting a significant trend in overall demand for these items. Sales of other products decreased $0.1 million, or 13%, to $0.8 million in the 2007 Quarter from $0.9 million in the 2006 Quarter due primarily to the winding down of a program with a significant customer.

Gross Profit

Gross profit decreased $0.1 million, or 8%, to $1.3 million in the 2007 Quarter from $1.4 million in the 2006 Quarter primarily as a result of lower sales revenues due to lower demand.  Reduced prices received from customers on sales was a lesser factor. Our gross profit percentage was approximately 22% for the 2007 and 2006 Quarters.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased 7% to $1.6 million in the 2007 Quarter compared to $1.5 million in the 2006 Quarter. Increases in personnel expenses of $0.1 million, part of which increase was due to one-time factors, were offset in part by decreases in royalty and commission (due to lower sales of licensed products), and several other smaller components of selling, general, and administrative expenses.

Forward Industries, Inc.

Other Income (Expense)

Other income increased $50,000 to $250,000 in the 2007 Quarter from $200,000 in the 2006 Quarter due to higher interest income resulting from higher average rates on higher average cash balances. Other income accounted for all of our pretax income in the 2007 and 2006 Quarters, as we incurred losses from operations in both periods.

Pretax (Loss) Income

Pretax (loss) income decreased $160,000 or 134% to approximately $(40,000) in the 2007 Quarter from $120,000 in the 2006 Quarter as a result of the changes as described above.

Income Taxes

We recorded a benefit from income taxes of $7,000 in the 2007 Quarter compared to a provision for income taxes of $60,000 in the 2006 Quarter due to lower taxable income.  Our effective tax  rate does not approximate the United States statutory federal income tax rate primarily due to tax rate differentials in respect of state and foreign taxes, to which income recorded by Forward Innovations is subject. The (benefit) provision consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 6 to the Financial Statements.

We consider the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At March 31, 2007, those cumulative earnings were approximately $5.1 million.

Results of Operations for the 2007 PERIOD compared to the 2006 PERIOD

Net income in the 2007 Period was $0.3 million compared to net income of $0.8 million in the 2006 Period, a decrease of $0.5 million, or 60%.  The decrease was primarily due to a $0.8 million, or 20%, reduction in gross profit, due primarily to lower sales of OEM cell phone carry solution products, and to a lesser extent a $0.4 million, or 13%, increase in selling, general and administrative expenses, primarily resulting from higher professional fees and personnel costs.  These results were offset by an increase in our other income and a decrease in our provision for income taxes. Basic and diluted earnings per share were $0.04 for the 2007 Period, compared to basic and diluted earnings per share of $0.11 and $0.10, respectively, for the 2006 Period. The decrease in earnings per share in the 2007 Period was due to the decrease in net income.

Net Sales

Net sales decreased $1.8 million or 12% to $13.3 million in the 2007 Period compared to $15.1 million in the 2006 Period due to declines of $2.4 million in sales of OEM cell phone products, and $0.3 million in sales of other products. These declines were offset in part by a $0.7 million increase in sales of cases for diabetic products and a $0.1 million increase in sales of licensed products under the Motorola license agreement. Net sales of OEM cell phone carry solution products were lower due to a $1.6 million decline in demand from our sole OEM cell phone customer, Motorola, during the 2007 Period combined with the absence of contribution by Nokia in the 2007 Period, compared to a contribution to revenues by Nokia of $0.9 million in the 2006 Period.  The tables below set forth approximate sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2007 Period 6 Months ended March 31, 2007 (millions of dollars)
	Americas	EMEA	APAC	Total
Cell Phone Products	$1.5	$2.1	$2.5	$6.1
Diabetic Products	1.5	0.8	3.4	5.7
Other Products	1.3	--	0.2	1.5
Total*	$4.3	$2.9	$6.1	$13.3

Net Sales for 2006 Period 6 Months ended March 31, 2006 (millions of dollars)
	Americas	EMEA	APAC	Total
Cell Phone Products	$2.2	$2.5	$3.6	$8.3
Diabetic Products	2.3	0.8	2.0	5.0
Other Products	1.4	--	0.4	1.8
Total*	$5.8	$3.3	$6.1	$15.1

* Tables may not total due to rounding.

Cell Phone Product Sales

Total sales of cell phone products decreased $2.3 million, or 27%, to $6.1 million in the 2007 Period from $8.3 million in the 2006 Period. Sales to Motorola, our only OEM cell phone customer for the 2007 Period, decreased $1.6 million from the 2006 Period due to an overall reduction in demand for our products. The majority of OEM sales to Motorola related to two "in-box" programs (consisting of cases and other accessories) that have continued from Fiscal 2005-2006.  The rest of the period-over-period decline resulted from the absence of revenue contribution in the 2007 Period from Nokia, which accounted for $0.9 million in revenues in the 2006 Period. Nokia represented 6% of our total sales in the 2006 Period.

Sales to third party distributors and retailers under our license agreement with Motorola totaled $1.5 million in the 2007 Period compared to $1.4 million in the 2006 Period, an increase of $0.1 million, or 7%.  As noted above in the discussion of the 2007 Quarter, licensed sales weakened in the second half of the 2007 Period.

Sales of carry solutions for cell phone products represented approximately 46% of our total net sales in the 2007 Period compared to 55% in 2006 Period.

See the discussion of the 2007 Quarter Compared to the 2006 Quarter for information relating to the scheduled expiration of the license agreement with Motorola.

Diabetic Product Sales

Sales of cases for blood glucose monitoring kits increased $0.7 million, or 13%, to $5.7 million in the 2007 Period from $5.0 million in the 2006 Period. Sales to Lifescan, our largest OEM customer for these cases, were $1.4 million, or 69%, higher in the 2007 Period compared to the 2006 Period resulting from the contribution to revenues of a new in-box program and increased sales from an in-box program that has continued from Fiscal 2006. The higher sales to Lifescan were offset, in part, by a decline in sales to Bayer of approximately $1.2 million. Sales to Abbott Labs, our second largest customer for these cases, increased $0.3 million, or 21%, in the 2007 Period, to $2.0 million from $1.6 million in the 2006 Period. Fluctuations in diabetic product sales to other customers were immaterial.

Sales of carrying cases for blood glucose monitoring kits represented 43% of our total net sales in the 2007 Period compared to 33% of our total net sales in the 2006 Period.

Forward Industries, Inc.

Other Product Sales

Sales of other products decreased approximately $0.3 million, or 15%, to $1.5 million in the 2007 Period from $1.7 million in the 2006 Period due primarily to the winding down of a program with a significant customer in this product line.

Gross Profit

Gross profit decreased $0.8 million, or 20%, to $3.3 million in the 2007 Period from $4.1 million in the 2006 Period primarily as a result of lower sales revenues due to lower demand and, to a lesser extent, pricing pressures. Gross profit as a percentage of net sales decreased to 24.5% in the 2007 Period from 26.8% in the 2006 Period due to product pricing compression, offset in part by the declines in the 2007 Quarter of freight, duties, and customs and Hong Kong costs as percentages of sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased approximately $0.4 million to $3.3 million in the 2007 Period from $3.0 million in the 2006 Period. This increase was due to $250,000 of increased legal and other professional fees incurred in the course of defending the purported class action litigation, $140,000 in increased personnel expenses, and to a lesser extent higher other general and administrative expenses.

Other Income (Expense)

Other income increased 50% to $0.5 million in the 2007 Period compared to $0.3 million in the 2006 Period due to higher interest income due to higher average rates on higher average cash balances. Other income accounted for all of our pre-tax income in the 2007 Period compared to 23% of pre-tax income in the 2006 Period.

Pre-tax Income

Pre-tax income decreased $1.0 million or 71% to $0.4 million in the 2007 Period from $1.4 million in the 2006 Period as a result of the changes as described above.

Income Taxes

Our effective income tax rate was 20% in the 2007 Period compared to 41% in 2006 Period as a result of the relative contribution of taxable income from the EMEA Region, which is taxed at a lower rate than United States taxable income, which was significantly lower in the 2007 Period compared to the 2006 Period.  This had a disproportionate impact on an overall smaller taxable income base.  Our effective tax  rate does not approximate the United States statutory federal income tax rate primarily due to tax rate differentials in respect of state and foreign taxes, to which income recorded by Forward Innovations is subject.  Provision for income taxes decreased $0.5 million in the 2007 Period to approximately $0.1 million compared to $0.6 million in the 2006 Period due to lower taxable income.  The provision consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 6 to the Financial Statements.

We consider the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At March 31, 2007, those cumulative earnings were approximately $5.1 million.

LIQUIDITY AND CAPITAL RESOURCES

During the 2007 Period, we generated $2.2 million of cash from operations compared to $4.3 million in the 2006 Period. Our operating cash flows in the 2007 Period consisted of net income of $0.3 million, increased by $0.2 million for non-cash items, and $1.7 million for net changes in working capital items, consisting primarily of changes in accounts receivable and inventories of $2.3 million and $0.1 million, respectively, offset, in part, by changes in accrued expenses and other current liabilities and prepaid expenses of $0.4 million and $0.3 million, respectively. The change in accounts receivable and inventory in the 2007 Period is attributable to the lower levels of sales in the 2007 Period. The change in accrued expenses is primarily a result of remuneration and taxes that were accrued in Fiscal 2006 that were subsequently paid in the 2007 Period. No such accruals were required as of March 31, 2007. The change in prepaid expenses and other current assets is primarily due to an increase in estimated tax payments made for the 2007 Fiscal year and customs and duties payments made in the course of shipping our products for which we expect to be reimbursed.

Forward Industries, Inc.

Our operating cash flows in the 2006 Period consisted of net income of $0.8 million, increased by $0.7 million for non-cash items. These cash flows were increased by net changes in working capital items of $1.4 million, consisting primarily of a change in accounts receivable of $7.3 million, which was offset, in part, by changes in inventories and accounts payable, and accrued expenses of $1.6 million, $1.6 million, and $1.2 million, respectively.

Investing activities used $15,000 in the 2007 Period for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software. In the 2006 Period, net investing activities generated $65,000 from the sale of marketable equity securities and used $11,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

There were no financing activities during the 2007 Period. In the 2006 Period, net financing activities generated $88,000 in cash from the issuance of common stock upon the exercise of stock options to purchase approximately 27,900 shares of common stock under our 1996 Stock Incentive Plan.

At March 31, 2007, our current ratio (current assets divided by current liabilities) was 11.78; our quick ratio (current assets less inventories divided by current liabilities) was 10.86; and our working capital (current assets less current liabilities) was $25.1 million.  As of such date, we had no short or long-term debt outstanding.

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

In February 2007, Forward and Koszegi renewed their credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit, expiring February 2008. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to maintain certain financial covenants including the  maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi's assets and certain assets of Forward Industries.  At March 31, 2007, there were no outstanding borrowings or letter of credit obligations under this facility.   See Note 4 to the unaudited consolidated Financial Statements set forth in Item 1.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans. In connection with this facility, Forward Innovations has agreed to certain financial covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as March 31, 2007). At March 31, 2007 Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (approximately $300,000) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Note 4 to the unaudited consolidated Financial Statements set forth in Item 1.

Forward Industries, Inc.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. Under that authorization, as of March 31, 2007, we had repurchased an aggregate of 102,600 shares at a cost of approximately $0.2 million, but none during the 2007 or 2006 Periods.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of March 31, 2007:

Contractual Obligation or Commitment	Apr 07 - Mar 08	Apr 08- Mar 10	Apr 10 - Mar 12	Thereafter
Employment & Consulting Agreements	$225,000	$ --	$ --	$ --
Operating Leases	168,000	295,000	323,000	29,000
License Agreements**	267,000	--	--	--
Totals	$660,000	$295,000	$323,000	$29,000

** The amounts shown as licensee agreement obligations represent the minimum amounts the Company would incur as a royalty expense under the present terms of its Motorola license agreement.

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities.

Forward Industries, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations.  We have not engaged in interest rate swaps, foreign currency hedges or other derivative transactions designed to mitigate these risks.

Interest Rate Risk

A predominant portion of our cash is invested in money market funds and overnight interest rate sensitive securities.  The values of these investments do not fluctuate materially due to their short term nature and are not subject to interest rate risks; however, the income we earn on our invested cash will fluctuate with changes in interest rates.  Our credit facilities in the United States and Switzerland are also based on variable interest rates.  Although we have not had any borrowings under these facilities in several years, and did not have any borrowings outstanding as of March 31, 2007, any such borrowings would be subject to interest rate risk if we decide to borrow against these credit lines.  Given the lack of borrowings, our current cash position and the dollar amount of these credit lines we do not believe a change in interest rates would be material to our financial results.

Foreign Currency Risk

As a result of our global operating activities, we are exposed to changes in foreign currency exchange rates that may adversely affect our results of operations and financial condition. We actively manage this foreign currency exchange exposure through our regular operating activities. Our exposure is concentrated in the Euro, Swiss Franc, and Hong Kong dollar. In Fiscal 2007, approximately 11% of our sales were denominated in Euros.  In addition, certain operating expenses of our Swiss subsidiary are paid in Euros or Swiss Francs, whereas, certain operating expenses of our Hong Kong subsidiary are paid in the Hong Kong dollar. Because we have determined that the US dollar is the functional currency of our foreign subsidiaries, the gains and losses resulting from converting these transactions to the U.S. dollar for financial statement presentation purposes are included in our results of operations as a component of our net income (loss). See "Notes to Consolidated Financial Statements, Note 2 -Accounting Policies - Foreign Currency Transactions" for a description of our foreign currency accounting policies.

We estimate that an adverse movement of 20% in these foreign currencies exchange rates would have decreased our results of operations by approximately $500,000, before taxes, for the six-month periods ended March 31, 2007.

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

Forward Industries, Inc.

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

Forward Industries, Inc.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become a party to legal actions or proceedings in the ordinary course of our business.  As of March 31, 2007, except as described below, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to our interests, we believe would be material to our business.

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

On November 15, 2006, the Plaintiffs filed a First Amended Complaint that purports to state substantially identical claims. We filed a motion to dismiss the complaint, as amended, in its entirety for failure to satisfy the pleading requirements of the Private Securities Litigation Reform Act of 1995 and Plaintiff's attorneys have filed a responsive motion and brief.  We filed our brief in response in February 2007.  The parties to this action anticipate attendance at a May 2007 hearing called by the judge assigned to hear this case at which a schedule for discovery and motion practice may be proposed.

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

Forward Industries, Inc.

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

Our business is characterized by a high degree of customer concentration.  Two significant customers accounted for 57% of net sales in Fiscal 2006. The same two customers and a third customer accounted for 75% of net sales in the 2007 Period; the loss of, or material reduction in orders from, any of these customers would materially and adversely affect our results of operations and financial condition.

The predominant percentage of our sales revenues is concentrated in three large OEM customers.  In the 2007 Period, direct sales to Motorola, together with its international affiliates, accounted for approximately 35% of our net sales, or approximately $4.6 million (which amount excludes approximately 11% of our net sales, or $1.5 million, of products under our license agreement with Motorola).  Lifescan accounted for approximately 25% of our net sales, or approximately $3.3 million. Abbott Labs accounted for approximately 15% of our net sales or $2.0 million. The loss of any of these three key customers or one additional OEM customer who accounted for 15%, of net sales in the 2007 Period (whether as a result of such customers purchasing their carry solution requirements from another vendor, deciding to manufacture their own carrying cases or eliminating the inclusion of our carrying cases with their products) would have a material adverse effect on our financial condition, liquidity and results of operations. In addition, sales to a fourth customer, who represented 7% of our sales in Fiscal 2006 declined to an immaterial amount during the 2007 Period as our sole "in-box" program with them concluded.

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

At any time, a significant percentage of our accounts receivable risk may be concentrated in a small number of customers.

Two customers accounted for approximately 71% and 74% of our accounts receivable at March 31, 2007 and September 30, 2006. The failure to receive or collect such amounts when, and as, due could have a material adverse effect on our financial condition, liquidity, and results of operations.

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

While the purported class action that has been filed against us is in its early stages, the ultimate liability of the action is not predictable but may be material.

Forward Industries, Inc.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In connection with its review of various corporate governance matters, the Company has decided to change the date of its 2008 Annual Meeting of Shareholders and future meetings by more than 30 days from the 2007 Annual Meeting Date (May 2, 2007), in order to hold its annual meetings closer in time to its fiscal year end of September 30.

The Annual Meeting of Shareholders in 2008 (in respect of the fiscal year ending September 30, 2007) will be held on February 6, 2008.  In our proxy statement released in March 2007, we indicated that our 2008 annual meeting would be held in April 2008-this should now be disregarded.

Shareholder proposals intended to be considered for inclusion in the proxy statement and form of proxy for presentation at the 2008 annual meeting of shareholders in accordance with the procedures set forth in Rule 14a-8 under the Exchange Act must be sent to our offices at 1801 Green Road, Suite E, Pompano Beach, Florida 33064, addressed to the attention of our Corporate Secretary/Annual Meeting, and must be received not later than October 2, 2007.  All proposals must comply with applicable Securities and Exchange Commission rules and regulations.

Outside the processes of Rule 14a-8 under the Exchange Act, our by-laws establish an advance notice procedure for shareholders to make nominations of candidates for election of director or to bring other business before our annual meeting.  In general, under these procedures, a shareholder that proposes to nominate a candidate for director or propose other business at an annual meeting of shareholders must give us written notice of such  nomination  or  proposal  not less  than 60 days and not more than 90 days prior to the anniversary date of the prior year's annual meeting.  However, if the meeting date in 2008 changes by 30 days or more from the 2007 meeting date, proposals must be submitted by the later of 60 days prior to such changed date in 2008 or the tenth day following the date such changed date is first publicly announced or disclosed.   Therefore, the advance notice date for submissions under our by-laws is December 8, 2007.

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

Dated:  May 1, 2007

FORWARD INDUSTRIES, INC.
              (Registrant)

By: /s/ Jerome E. Ball

Jerome E. Ball
Chairman and Chief Executive Officer
(Principal Executive Officer)

By: /s/Douglas W. Sabra

Douglas W. Sabra
Vice President, Chief Financial Officer and
(Principal Financial and Accounting Officer)