Form 10-Q
period 2007-06-30
FORWARD INDUSTRIES INC
filed 2007-08-01
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

(954) 419-9544

(Registrant’s telephone number, including area code)

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes     [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

[   ] Large accelerated filer                              [   ] Accelerated filer                            [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          [   ] Yes   [X] No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 31, 2007, was 7,812,439 shares.

Forward Industries, Inc.

Explanatory Note

The registrant determined, as of September 30, 2006, its most recent fiscal year-end, that it no longer met the definition of a small business issuer, in accordance with Rule 228.10(a) under the Exchange Act.  Accordingly, its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, was its last annual report filing as a Small Business issuer in exiting the Small Business Disclosure System (until such time as its filing status may be reassessed).  This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, pursuant to the Exchange Act of Forward Industries, Inc. represents the registrant’s  third  quarterly filing as a non-accelerated filer on Form 10-Q and in accordance with Regulation S-K.

Note Regarding Use of Certain Terms

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "we", "our", and the "Company" refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; “Forward” or “Forward Industries” refers to Forward Industries, Inc.; “common stock” refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries’ wholly owned subsidiary Koszegi Industries, Inc., an Indiana corporation; “Koszegi Asia” refers to Forward Industries’ wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; “Forward Innovations” refers to Forward Industries’ wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation;  “GAAP” refers to accounting principles generally accepted in the United States; “Commission” refers to the United States Securities and Exchange Commission; “Exchange Act” refers to the United States Securities Exchange Act of 1934; the “2007 Quarter” refers to the three months ended June 30, 2007; the “2006 Quarter” refers to the three months ended June 30, 2006; the “2007 Period” refers to the nine months ended June 30, 2007; the “2006 Period” refers to the nine months ended June 30, 2006; “Fiscal 2007” refers to our fiscal year ending September 30, 2007; “Fiscal 2006” refers to our fiscal year ended September 30, 2006; “EMEA Region” means the geographic area encompassing Europe, the Middle East and Africa; APAC Region means the Asia Pacific Region, consisting of Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam; and “Americas” refers to the geographic area encompassing North, Central, and South America.

3

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$20,900,189	$18,609,371
Accounts receivable, net	3,275,789	6,069,058
Inventories, net	1,675,242	2,449,065
Prepaid expenses and other current assets	854,176	329,461
Deferred tax asset	54,599	83,000
Total current assets	26,759,995	27,539,955

Property, plant, and equipment, net	173,708	190,084
Other assets	57,538	51,932
Total Assets	$26,991,241	$27,781,971

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,842,564	$ 2,141,191
Accrued expenses and other current liabilities	299,242	690,413
Total current liabilities	2,141,806	2,831,604

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,435,932 and 8,424,931 shares issued, respectively (including 623,493 and 563,493 held in treasury, respectively )	84,359	84,249
Capital in excess of par value	15,335,829	15,287,952
Treasury stock, 623,493 and 563,493 shares at cost, respectively	(1,057,257)	(853,159)
Retained earnings	10,486,504	10,431,325
Total shareholders' equity	24,849,435	24,950,367
Total liabilities and shareholders’ equity	$26,991,241	$27,781,971

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales	$4,401,462	$7,304,648	$17,711,652	$22,432,325
Cost of goods sold	3,460,380	5,560,026	13,513,140	16,629,311
Gross profit	941,082	1,744,622	4,198,512	5,803,014

Operating expenses:
Selling	920,140	933,176	2,697,178	2,565,459
General and administrative	627,705	637,478	2,186,955	1,965,012
Total operating expenses	1,547,845	1,570,654	4,884,133	4,530,471

(Loss) income from operations	(606,763)	173,968	(685,621)	1,272,543

Other income:
Interest income	249,736	208,470	743,146	554,202
Other (expense) income, net	(2,911)	14,196	3,257	973
Total other income	246,825	222,666	746,403	555,175

(Loss) income before provision (benefit) for income taxes	(359,938)	396,634	60,782	1,827,718
(Benefit) provision for income taxes	(77,128)	111,690	5,601	704,769
Net (loss) income	($282,810)	$284,944	$55,181	$1,122,949

Net (loss) income per common and common equivalent share
Basic	($0.04)	$0.04	$0.01	0.14
Diluted	($0.04)	$0.04	$0.01	0.14

Weighted average number of common and common equivalent shares outstanding
Basic	7,835,454	7,861,438	7,852,777	7,853,682
Diluted	7,835,454	7,998,285	7,964,485	8,011,966

The accompanying notes are an integral part of the consolidated financial statements.

5

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended June 30,
	2007	2006
Operating activities:
Net income	$ 55,181	$ 1,122,949
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for obsolete inventory	248,661	234,606
Depreciation and amortization	68,496	80,253
Share-based compensation	47,985	--
Deferred income taxes	28,401	168,642
Tax benefit from exercise of stock options	--	479,405
Provision for bad debt expense	--	7,700
Changes in operating assets and liabilities:
Accounts receivable	2,793,269	6,893,242
Inventories	525,162	(2,261,515)
Prepaid expenses and other current assets	(524,715)	(333,536)
Other assets	(5,606)	(6,165)
Accounts payable	(298,627)	(3,002,370)
Accrued expenses and other current liabilities	(391,171)	(1,531,276)
Net cash provided by operating activities	2,547,036	1,851,935

Investing activities:
Proceeds from sale of marketable equity securities	--	75,034
Purchases of property, plant, and equipment	(52,120)	(18,863)
Net cash (used) provided by investing activities	(52,120)	56,171

Financing activities:
Purchases of treasury stock	(204,098)	--
Proceeds from exercise of stock options	--	87,653
Net cash (used) provided by financing activities	(204,098)	87,653

Net increase in cash and cash equivalents	2,290,818	1,995,759

Cash and cash equivalents at beginning of period	18,609,371	15,291,739

Cash and cash equivalents at end of period	$20,900,189	$17,287,498

The accompanying notes are an integral part of the consolidated financial statements.

6

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1      OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961. The Company is engaged in the design, marketing, and distribution of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl, and other synthetic fabrics.  The cases and other products are used primarily for the protection and transport of portable electronic devices such as cellular phones and medical devices. The Company markets products as a direct seller to original-equipment-manufacturers in the EMEA Region (meaning the geographic area encompassing Europe, the Middle East and Africa), the APAC Region (meaning the Asia Pacific Region, encompassing Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam) and the Americas (meaning the geographic area, encompassing North, Central, and South America) and as a seller to retailers and wholesalers in Europe, the Middle East and Africa under non-exclusive licenses for certain trademarks.

In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 2007. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its annual report on Form 10-KSB for the fiscal year ended September 30, 2006, and with the disclosures presented therein.

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

Supplier Rebates: Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases. The Company has entered into agreements with several of its suppliers that grant the Company a rebate based on its level of purchases made during each quarter. In lieu of a cash payment from these suppliers the Company generally receives a credit memo. The Company reduces accounts payable to the supplier and cost of goods sold each quarter as the Company earns the rebates. For the three-month periods ended June 30, 2007 and 2006, the cumulative amounts of such quarterly rebates were approximately $94,000 and $150,000 in each period, respectively. For the nine-month periods ended June 30, 2007 and 2006, the cumulative amounts of such quarterly rebates were approximately $422,000 and $471,000, respectively. The quarterly rebates are net of amounts allocated to unsold inventories and are reflected in the accompanying consolidated statements of operations as a reduction of cost of goods sold.

Forward Industries, Inc.

NOTE 2      ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions: The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income, net” in the accompanying unaudited consolidated statements of operations. The net (loss) gain  from foreign currency transactions was approximately ($3,000) and $14,000 for the three-month periods ended June 30, 2007 and 2006, respectively. The net gain from foreign currency transactions was approximately $3,000 and $10,000 for the nine-month periods ended June 30, 2007 and 2006, respectively.

Comprehensive (Loss) Income: For the three and nine-month periods ended June 30, 2007 and 2006, the Company did not have any components of comprehensive (loss) income other than net (loss) income.

Recent Accounting Pronouncements

On July 13, 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as amended by FASB Interpretation No. 48-1, Definition of Settlement in FASB Interpretation No. 48 on May 2, 2007 (FIN 48). FIN 48, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clarifies that income taxes are outside the scope of FASB Statement No. 5, Accounting for Contingencies.

FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty.

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

NOTE 3      INVENTORIES

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Provision has been made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value.

NOTE 4      DEBT

In February 2007, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc. renewed their credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3 million, including a $1.5 million sub-limit for letters of credit, expiring February 2008. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to comply with certain financial covenants, including the maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi’s assets and certain assets of Forward.  There were no borrowings or letter of credit obligations outstanding under this facility during the three or nine-month period ended June 30, 2007.

Forward Industries, Inc.

NOTE 4      DEBT (CONTINUED)

In 2003, Forward’s wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as June 30, 2007).  At June 30, 2007, Forward Innovations is contingently liable to the bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (approximately $300,000) in favor of Forward Innovations’ freight forwarder and customs agent in connection with its logistics operations in The Netherlands. The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

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

	(all amounts in thousands of dollars)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
APAC	$2,463	$3,236	$8,578	$9,288
Americas	1,230	2,305	5,508	8,121
EMEA	708	1,764	3,626	5,023
Total net sales	$4,401	$7,305	$17,712	$22,432

NOTE 6      INCOME TAXES

The Company’s income tax provision (benefit) consists of the following United States and foreign components:

	Three Months Ended June 30,		Nine Months Ended June 30,
U.S. Federal and State	2007	2006	2007	2006
Current	($106,400)	$97,121	$(22,800)	$536,191
Deferred	44,272	2,769	34,272	171,078

Foreign:
Current	(9,129)	11,800	--	(2,500)
Deferred	(5,871)	--	(5,871)	--
Income tax (benefit) provision	($77,128)	$111,690	$5,601	$704,769

For the three and nine-month periods ended June 30, 2007, the Company recorded a (benefit) provision for income taxes of approximately $(77,000) and $6,000, respectively. The Company’s effective tax rate does not approximate the statutory United States federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes.

Forward Industries, Inc.

NOTE 6      INCOME TAXES (CONTINUED)

Effective June 2001, undistributed earnings of the Company’s Swiss subsidiary are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At June 30, 2007, the Company’s Swiss subsidiary had approximately $4,964,000 of accumulated undistributed earnings.

NOTE 7      (LOSS) EARNINGS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options, computed using the treasury stock method. For this purpose, the average quoted market prices on the NASDAQ SmallCap Market for the Company's common stock for the three-month periods ended June 30, 2007 and 2006 were $3.63 and $6.42, respectively.

Loss per share for the three-month period ended June 30, 2007 excludes all outstanding options as inclusion of such shares would be anti-dilutive. For the nine-month period ended June 30, 2007 and the three and nine-month periods June 30, 2006 options to purchase a total of 70,000, 30,000 and 30,000 shares of common stock were outstanding, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average quoted market price of the Company’s common stock, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings per Share (“SFAS 128”).

In accordance with the contingently issuable shares provision of SFAS 128, 13,780 shares of service-based common stock awards (“restricted stock”) granted in Fiscal 2007 were not included in the calculation of loss per share for the three-month period ended June 30, 2007, but were included in the calculation of earnings per share for the nine-month period ended June 30, 2007.

NOTE 8      STOCK BASED COMPENSATION

In November 1996, the Company’s Board of Directors adopted the 1996 Stock Incentive Plan, pursuant to which up to 4,000,000 shares of common stock can be issued to officers, employees and non-employee directors of the Company upon the exercise of incentive stock options and nonqualified stock options. This plan was approved by shareholders in 1997.  The exercise price of the incentive options may not be less than the fair market value of the common stock at the date the option is granted. The Company’s Compensation Committee establishes the exercise price of the nonqualified options. Options expire ten years after the date of grant and generally vest in equal proportions over three years. In November, 2006, the 1996 Stock Incentive Plan expired in accordance with the terms thereof.

In February 2007, the Company’s Board of Directors adopted the 2007 Equity Incentive Plan, pursuant to which up to 400,000 shares of common stock can be issued to officers, employees and non-employee directors of the Company upon the grant of restricted common stock and the exercise of stock options granted to such persons. This plan was approved by shareholders in May 2007.  The price at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock at the date of such grants. The Company’s Compensation Committee administers the plan..  Options generally expire ten years after the date of grant and generally vest in equal proportions over three years.

Forward Industries, Inc.

NOTE 8      STOCK BASED COMPENSATION (CONTINUED)

Adoption of new Accounting Guidance

Effective October 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payments, and related interpretations, or SFAS No. 123R, which is a revision of SFAS No. 123, using the modified-prospective transition method for its share-based compensation plans. The Company previously accounted for its share-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or APB No. 25, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123.

Under SFAS No. 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. Compensation cost for stock option awards granted under the Company’s 1996 Stock Incentive Plan (expired in November 2006) is measured using the Black-Scholes model. Compensation cost for restricted stock awards granted under the Company’s 2007 Equity Incentive Plan is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis with graded vesting over the requisite service period.

Under the provisions of SFAS 123R, the Company recorded $48,000 of share-based compensation cost in its Consolidated Statements of Operations for the three and nine-month periods ended June 30, 2007.

Stock Option Awards

As of October 1, 2006, all stock option awards granted under the 1996 Plan were fully vested. The Company did not grant any stock option awards during the nine-month period ended June 30, 2007, and accordingly, did not recognize any compensation cost for stock option awards during the nine-month period ended June 30, 2007.

A summary of the activity under our Stock Incentive Plans during the nine-month period ended June 30, 2007, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	248,750	$4.15
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	(3,750)	2.00
Outstanding at June 30, 2007	245,000	$4.18	3.30	$275,000

Options vested or expected to vest at June 30, 2007	245,000	$4.18	3.30	$275,000
Options exercisable at June 30, 2007	245,000	$4.18	3.30	$275,000

The table below illustrates the effect on net income and income per share during the three and nine-month periods ended June 30, 2006 as if we had applied the fair value recognition provisions of SFAS No. 123R.

Forward Industries, Inc.

NOTE 8      STOCK BASED COMPENSATION (CONTINUED)

	Three-Months Ended June 30, 2006	Nine-Months Ended June 30, 2006
Net income, as reported	$284,944	$1,122,949
Total share-based employee compensation cost determined under SFAS No. 123R for all awards, net of tax	119,064	119,064
Pro forma net income	165,880	1,003,885

Net income per share:
Basic – as reported	$0.04	$0.14
Basic – pro forma	$0.02	$0.13

Diluted – as reported	$0.04	$0.14
Diluted – pro forma	$0.02	$0.13

Following are the weighted average assumptions used for each respective period:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Expected term (in years)	5.0	5.0

Risk-free interest rate	4.7%	4.7%
Expected volatility	96.2%	96.2%
Expected dividend yield	0%	0%

Expected Term:  The expected term represents the period over which the stock option awards are expected to be outstanding.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term.

Expected Volatility: The volatility factor used in the Company’s assumptions is based on the historical price of its stock over the most recent period commensurate with the expected term of the award.

Expected Dividend Yield: The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. Accordingly, the Company used a dividend yield of zero in its assumptions.

The Company estimated the expected term and expected volatility of share-based awards based upon historical data. There were no awards granted during the three or nine-month period ended June 30, 2007. Forfeitures were recognized as they occurred.

Forward Industries, Inc.

NOTE 8      STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards

In May 2007 the Compensation Committee granted awards of 33,000 shares of restricted stock, in the aggregate, to certain key employees, one of whom also serves as a director, pursuant to the 2007 Equity Incentive Plan.  Vesting of the restricted stock is subject to a continued service condition with one-third of the awards vesting immediately on the date of grant and one-third vesting each year on the anniversary date the awards were granted.  The grant date fair value of the awards was approximately $115,000, or $3.49 per share. The fair value of the awards was equal to the market value of the Company’s common stock on the grant date.

The following table summarizes restricted stock activity from October 1, 2006 through June 30, 2007.

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at October 1, 2007	--	--
Changes during the period
Shares granted	33,000	$3.49
Shares vested	(11,001)	$3.49
Shares forfeited	--	--
Nonvested balance at June 30, 2007	21,999	$3.49

As of June 30, 2007, there was $67,000 of total unrecognized compensation cost related to restricted stock awards granted under the 2007 Equity Incentive Plan. That cost is expected to be recognized over 1.75 years.

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

Contract Period 1:  October 1, 2004 to December 31, 2005

Contract Period 2:  January 1, 2006 to December 31, 2006

Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum royalty payment to Motorola for Contract Period 1 was $375,000, or $300,000 annualized.  The minimum royalty payment to Motorola for Contract Period 2 was $225,000. At the time of negotiation of the agreement, the Company and Motorola had agreed that, prior to the commencement of each contract period, they would agree to establish a new minimum royalty amount, in the absence of which a default formula would apply.  The Company was unable to reach an agreement with Motorola on the minimum royalty payment for Contract Period 3; consequently, the agreement of the parties is that the minimum royalty payment for Contract Period 3 may not be less than seventy-five per cent (75%) of the annualized royalties payable in respect of actual sales for Contract Period 2, provided, however, that in no event shall the minimum royalty in Contract Period 3 be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of Contract Period 2’s annualized minimum royalty.

Forward Industries, Inc.

NOTE 9      COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pursuant to this formula, the minimum royalty has been fixed at the amount of $281,000 for Contract Period 3.

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

Under its current license agreement with Motorola, the Company recorded royalty expense of approximately $62,000 and $315,000 for the three and nine-month periods ended June 30, 2007, respectively, and $154,000 and $394,000 for the three and nine-month periods ended June 30, 2006, respectively.  These amounts are included in selling expenses in the accompanying consolidated statements of operations.  These amounts represent royalties paid in respect of actual sales and in each case (except in case of the 2007 Quarter) represent an amount in excess (and in lieu) of the minimum royalties otherwise payable to Motorola in respect of those periods. The minimum royalty for the three and nine-month periods ended June 30, 2007 were $89,000 and $247,000, respectively, and $69,000 and $223,000 for the three and nine-month periods ended June 30, 2006, respectively.

Bank Guarantee

In July 2002, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (approximately $300,000 as of June 30, 2007) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. Commencing December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of June 30, 2007, the Company has not incurred a liability in connection with this guarantee.

NOTE 10    LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2007, except as described below, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Forward Industries, Inc.

NOTE 10    LEGAL PROCEEDINGS (CONTINUED)

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

On November 15, 2006, the Plaintiffs filed a First Amended Complaint and on May 29, 2007, by leave of the Court filed a second amended complaint that purports to state substantially identical claims. The Company filed motions to dismiss these complaints in their entirety for failure to satisfy the pleading requirements of the Private Securities Litigation Reform Act of 1995. The motion is currently being briefed.

The Company, as well as each of the individual defendants, believes that the complaint, as amended, is wholly without merit and intends to vigorously contest this lawsuit.  The Company has directors and officers’ liability insurance, including entity coverage. The Company has, in the course of defending the complaint, incurred legal and other expenses up to the retention amount of $250,000, in its directors and officers liability insurance policy. Such expense, and incurring additional expenses not covered by this policy may adversely affect its reported results of operations in future periods.  While the Company believes that the complaint, as amended, is without merit and the Plaintiff has yet to assert an amount of damages claimed, the outcome of this lawsuit cannot be predicted and the Company's ultimate liability if this lawsuit is adversely determined cannot currently be ascertained and could be material.

Forward Industries, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006. The following discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2007 (the “2007 Quarter”), with the three months ended June 30, 2006 (the “2006 Quarter”), and the nine months ended June 30, 2007 (the “2007 Period”), with the nine months ended June 30, 2006 (the “2006 Period”), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report. There have been no material changes in critical accounting estimates since September 30, 2006.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward-looking statements that are not based on historical fact and that involve assessments of certain risks, developments, and uncertainties.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual factors, developments, and events may differ materially from those assumed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our annual report on Form 10-KSB for the fiscal year ended September 30, 2006, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among other, the following: our success in winning new business from our customers and against competing vendors; whether replacement programs that we win will be as successful as those that are replaced; levels of demand and pricing generally for cellular handsets and blood glucose monitoring devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; general economic and business conditions, nationally and internationally in the countries in which we do business; the expiration of our license agreement with Motorola by its terms on December 31, 2007, and the uncertainty as to whether such agreement will be renewed or extended on terms acceptable to us; the need to add materially to our inventory allowance, including the impact on inventory levels or saleability of inventory arising out of hub agreements we have entered into with two of our OEM customers; demographic changes; changes in technology, including developments affecting cellular handsets; developments in the treatment or control of diabetes that affect the incidence of use of handheld blood glucose monitors by diabetics; increased competition in the business of distribution of carry solutions for handheld electronic devices generally or increased competition to include carry solutions with products manufactured by our EOM customers in particular; changes affecting the business or business prospects of one or more of our principal Original Equipment Manufacturer (“OEM”) customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this report and our other reports filed with the Commission, including without limitation, those described under the caption Risk Factors contained in our Annual Report on Form 10-KSB for the year ended September 30, 2006.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns or results will not differ materially from those set forth in any forward looking statement.

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

Forward Industries, Inc.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management’s discussion and analysis of financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. Please refer to “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, for further information regarding our critical accounting policies and estimates.

The notes to our audited consolidated financial statements and “Management’s Discussion and Analysis” included in our Annual Report on Form 10-KSB for the year ended September 30, 2006 (including the information under “Risk Factors” therein), the notes to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the factors and events described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that follows below, as well as the information contained under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q  contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to our overall financial performance, operations and financial position.

Revenue Recognition

In accordance with the requirements of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, the Company recognizes revenue from product sales to customers when: products that do not require further services by the Company are shipped; there are no uncertainties surrounding customer acceptance; and collectibility is reasonably assured.

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  Specifically, we analyze the age of receivable balances, our historical bad debts write-off experience, and our respective customer’s creditworthiness to determine the appropriate allowance for doubtful accounts. At June 30, 2007 and September 30, 2006, our allowance for doubtful accounts was approximately $47,000.  Changes to this account are reflected in the general and administrative expense line of our statement of operations.  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, the assessments of new customers’ creditworthiness, changes in customer circumstances, or other factors could have a material effect on the recorded allowance.

Inventory Valuation

We use certain estimates and judgments to value our inventory. Our inventory is recorded at the lower of cost or market. The majority of our inventory consists of finished goods that are custom made by our suppliers based on firm orders from our OEM customers and held for our account.  We also supply custom manufactured inventory to our customers’ distribution hubs in anticipation of their draw-downs to fulfill orders; we also periodically stock inventory in anticipation of orders from our OEM customers when it appears to us commercially advantageous to do so. We also hold inventory in support of our license agreements. At the end of each fiscal quarter, we evaluate our ending inventories, and we establish an allowance for inventory that is considered obsolete, slow moving or otherwise un-saleable.  This evaluation includes among other factors analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand.  We physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $0.3 million and $0.2 million at June 30, 2007 and September 30, 2006, respectively.  The cost of obsolete inventory is included in cost of goods sold on our statement of operations.

Forward Industries, Inc.

The vast majority of our production is made to customer specifications.  If a customer elects not to accept delivery, or defaults on a purchase order or commitment, or returns inventory from a hub without payment in accordance with the hub arrangements, additional inventory write-downs or reserves may be required and would be reflected in cost of goods sold in the period the revision is made. Historically, actual inventory valuation results have not deviated significantly from those previously estimated by us.

Deferred Income Taxes

In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we are subject to taxation. This process involves estimating actual current income tax expense together with assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We had approximately $55,000 and $83,000 of deferred tax assets at June 30, 2007, and September 30, 2006, respectively. No valuation allowances were recorded in respect of these deferred tax assets as of such dates.

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

VARIABILITY OF REVENUES AND RESULTS OF OPERATION

Because our sales revenues are highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time.

We depend for the predominant proportion of our sales revenues on OEM orders from our three largest customers, each of which is a large, multinational corporation.  Each of these customers launches many different products and purchases products accessories, such as carrying cases, from many different vendors.  When we are selected to supply a carry solution “in-box” for a specific product and launch, we may not be in a position to know the frequency or volumes of our customers’ orders, or the duration of such orders (which will depend on the OEM customer product’s life cycle), all of which depend on our customers’ ongoing assessments of the product’s relative contribution to their businesses, as well as other factors.  Our OEM customers may keep products for which our carry solutions have been selected to be packaged “in-box” in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles and new product introductions, and our customers’ competitors’ product offerings.  Short product life cycles and/or significant variability in product pricing are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition among vendors is high, and industry technical standards are subject to continuing change.  When “in-box” programs end, and to the extent that the introduction of new programs does not include our products as an accessory “in-box”, or such new programs do include our products as an accessory “in-box” but do not result in a comparable level of demand for our products, the level of our OEM product sales is susceptible to significant and rapid change.

Forward Industries, Inc.

All of this makes our quarterly revenue levels susceptible to a high degree of variability and difficult to predict.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, its orders from us by amounts that are material to our business.

TRENDS IN RESULTS OF OPERATIONS

  Revenue from Motorola, historically our largest customer, has trended down on a comparable quarter basis since the second quarter of Fiscal 2006, and the downtrend accelerated in the 2007 Quarter.  We anticipate that this downtrend will continue through the end of Fiscal 2007 as well.  We believe as part of the economics accompanying our customer’s cell phone launch cycle, in which certain very successful models (for which we have supplied accessories in-box), after an extended time on the market, make a pricing transition to mid- and lower-tier phones,  that Motorola has reduced and/or in some cases eliminated the inclusion of accessories in-box, with consequent revenue loss for us. Currently, we foresee no imminent new in-box programs or developments to reverse this trend before the end of Fiscal 2007.  We believe that sales under our license agreement with Motorola are being, and will continue to be, similarly affected as consumers may be less inclined to purchase relatively high cost cases and other accessories for mature, lower-tier phones.  Absent a reversal of this trend, which we do not foresee before the end of Fiscal 2007, and absent a material increase in sales revenues from other product markets, we will incur an operating loss, and possibly a net loss, in respect of the fourth fiscal quarter of 2007.

  We anticipate that gross profit and gross profit percentage will be impacted by several factors. First, reduction in volume demand in the second and third quarters of Fiscal 2007 has become and for the foreseeable future will likely be the most significant factor in the level of gross profit. Second, we anticipate that our gross profit will continue to be pressured by a difficult pricing environment for both our cell phone carry solution product line (OEM and licensed sales) and also our blood glucose carry case product line. Third, margins on certain higher volume blood glucose monitoring programs are already narrow and if revenue from these programs account for an overall higher percentage of our revenue mix, we believe our gross profit percentage may deteriorate further.

  Our customer base is becoming more concentrated. In the 2007 Period, three customers, including their subsidiaries, affiliates, or their contract manufacturers, accounted for 74% of our net sales.  In the 2006 Period, four such customers accounted for approximately 71% of our net sales.  Sales to the fourth customer, Bayer Healthcare LLC (“Bayer”), declined to an immaterial amount during the 2007 Period as our sole “in-box” program with them concluded.  In Fiscal 2006, combined sales to Bayer and Nokia represented approximately $3.3 million or 11% of our net sales, compared to $0.1 million and less than 1% in the 2007 Period. Although we continue to pursue additional opportunities with these two customers (as well as other OEM suppliers of handheld devices), as of June 30, 2007, we have not been selected to participate in any new “in-box” programs or successors to those that concluded.

  In the 2007 Quarter we recorded a pre- tax net loss that would have been significantly larger but for the substantial level of “other income”, which consists primarily of interest income on cash balances.  We anticipate that these conditions will likely persist through the remainder of Fiscal 2007 absent any significant reductions in selling, general, and administrative expense or improvements to our gross profit.

  Our inventory remains at historically high levels primarily as a result of supporting hub agreements entered into with two of our largest OEM customers.  We expect inventory to remain at this higher level or perhaps trend slightly higher through Fiscal 2007, in large part because of the entry into three additional hub agreements with these customers.  Under these agreements, we are required to source and ship our products to our OEM customers’ distribution hubs at multiple locations, but do not invoice the OEM customers until they withdraw our product from the hub for sale through their chain of distribution. The implementation of these arrangements negatively affects our liquidity. In the 2007 Quarter, we entered into three new hub arrangements, bringing the total to six hub agreements.

Forward Industries, Inc.

RESULTS OF OPERATIONS FOR THE 2007 QUARTER COMPARED TO THE 2006 QUARTER

Net (loss) income

We incurred a net loss of $0.3 million in the 2007 Quarter compared to net income of $0.3 million in the 2006 Quarter. The decrease in our results of operations was due to lower gross profit resulting from decreases in sales across all three of our product lines, but predominantly from lower sales of cell phone products, as detailed below, while operating expenses were essentially flat.  The deterioration in operating results was offset in small part by a $0.2 million swing in income taxes to a $0.1 million tax benefit in the 2007 Quarter from $0.1 million in income tax expense in the 2006 Quarter, and an increase in other income due to higher interest income resulting from higher average cash balances and higher yields on those cash balances. Basic and diluted net loss per share for the 2007 Quarter was $0.04 compared to basic and diluted net income per share of $0.04 in the 2006 Quarter.

Net Sales

Net sales decreased $2.9 million or 40% to $4.4 million in the 2007 Quarter compared to $7.3 million in the 2006 Quarter due to declines of $2.2 million in sales of cell phone products, $0.5 million in sales of cases for diabetic products, and $0.2 million in sales of other products.   Net sales of cell phone products declined primarily as a result of lower OEM demand from Motorola, our only OEM cell phone customer during the 2007 Quarter, as well as lower sales volumes of licensed products to retailers and distributors under our license agreement with Motorola.  The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2007 Quarter 3 Months ended June 30, 2007 (millions of dollars)
	Americas	EMEA	APAC	Total
Cell Phone Products	$0.2	$0.4	$0.5	$1.1
Diabetic Products	0.3	0.2	1.9	2.4
Other Products	0.7	0.1	0.1	0.9
Total*	$1.2	$0.7	$2.5	$4.4

Net Sales for 2006 Quarter 3 Months ended June 30, 2006 (millions of dollars)
	Americas	EMEA	APAC	Total
Cell Phone Products	$0.6	$1.4	$1.3	$3.3
Diabetic Products	1.0	0.4	1.5	2.9
Other Products	0.7	0.0	0.4	1.1
Total*	$2.3	$1.8	$3.2	$7.3

* Tables may not total due to rounding.

Cell Phone Product Sales

Our cell phone carry solutions products include carrying cases for handsets and camera attachments, plastic belt clips, carrying case straps and bags, screen cleaners, decorative faceplates, and other attachments used to carry or enhance the appearance of cellular telephone handsets.

Forward Industries, Inc.

We design to the order of and sell these products directly to cell phone handset original equipment manufacturers.  Our cases are packaged as an accessory "in-box" with the handsets that are sold by our OEM customers.  In addition, under our license agreements with Motorola and SAGEM, we distribute our products as separately packaged accessories directly to third party wholesalers and retailers in the EMEA Region and, under the Motorola license, the APAC Region. Cell phone product sales consist of OEM “in-box” sales to Motorola, our only OEM cell phone customer for the 2007 Quarter, sales to Motorola in the licensed region, and sales under our license agreement to third parties.

Total sales of cell phone products decreased $2.2 million, or 66%, to $1.1 million in the 2007 Quarter from $3.3 million in the 2006 Quarter. The reduction in OEM sales to Motorola accounted for $1.4 million of this decline due to reduced demand.

Sales to third parties under our license agreement with Motorola totaled approximately $0.3 million in the 2007 Quarter compared to $1.0 million in the 2006 Quarter, a decrease of $0.7 million, or 70%.  The significant decline is due to a number of factors, including reduced demand from distributors and retailers for certain cell phone models and consequently our carrying cases and other products that are custom designed to accessorize those models under license.  We believe that sales under our license agreement with Motorola are being, and will continue to be, adversely affected as consumers may be less inclined to purchase relatively high cost cases and other accessories for mature, lower-tier phones accessorized by our products.   We believe that the decline may also be attributable to the licensor’s direct sales in the EMEA Region to one or more distributors.

Sales of carry solutions for cell phone products represented approximately 26% of our total net sales in the 2007 Quarter compared to 45% for in 2006 Quarter.

The Motorola license agreement expires on December 31, 2007.  See "Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q: “Our license agreement with Motorola expires on December 31, 2007, and the failure to extend or renew this agreement would have a material, adverse effect on our results of operations and financial condition”.

Diabetic Product Sales

We design to the order of and sell directly to OEMs carrying cases used by diabetics to carry their personal electronic, blood glucose monitoring kits. In the 2007 Quarter, OEM customers for these carrying cases included Lifescan (including its subsidiaries, affiliates and contract manufacturers), Abbott Labs, Bayer, and Roche Diagnostics. Our carrying cases are packaged as an accessory "in-box" with the monitoring kits that are sold by our OEM customers.

Sales of cases for blood glucose monitoring kits decreased approximately $0.5 million, or 16%, to $2.4 million in the 2007 Quarter from $2.9 million in the 2006 Quarter. This decrease was due to a decline in sales to Bayer from $0.6 million in the 2006 Quarter to an immaterial amount in the 2007 Quarter and a decline of $0.4 million in sales to Abbot Labs from $0.8 million in the 2006 Quarter to $0.4 million in the 2007 Quarter. The decreases in sales to these two customers were offset, in part, by sales to Lifescan, our largest OEM customer for these cases, which increased $0.5 million, or 38%, to $1.8 million in the 2007 Quarter compared to $1.3 million in the 2006.

Sales of carrying cases for blood glucose monitoring kits represented 55% of our total net sales in the 2007 Quarter compared to 39% of our total net sales in the 2006 Quarter.

Other Product Sales

We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players, and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By the nature of our distribution in this market, sales of these customized products to order in their product category vary from period to period without necessarily reflecting a significant trend in overall demand for these items. Sales of other products decreased $0.2 million, or 23%, to $0.9 million in the 2007 Quarter from $1.1 million in the 2006 Quarter due primarily to the winding down of a program with one customer.

Forward Industries, Inc.

Gross Profit

Gross profit decreased $0.8 million, or 46%, to $0.9 million in the 2007 Quarter from $1.7 million in the 2006 Quarter as a result of lower sales revenues due primarily to lower volume demand.  To a lesser extent, gross profit was adversely affected by a difficult pricing environment in which pressure on product sales margins, particularly in the case of certain higher volume blood glucose monitoring diabetic in-box programs that have narrow margins, accounted for an overall higher percentage of our product mix given the decline in cell phone product revenues. Our gross profit percentage was approximately 21% for the 2007 Quarter compared to 24% for the 2006 Quarter.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased 2% to $1.5 million in the 2007 Quarter compared to $1.6 million in the 2006 Quarter. The decrease was primarily due to lower royalty and commission expense of $0.1 million (due to lower sales of licensed products), and to a lesser extent, several other smaller components of selling, general, and administrative expenses. These decreases were offset, in part, by an increase in both selling and administrative personnel costs aggregating $0.1 million due to changes in personnel and remuneration increases.

Other Income (Expense)

Other income increased $30,000 to $250,000 in the 2007 Quarter from $220,000 in the 2006 Quarter due to higher interest income resulting from higher average rates on higher average cash balances.   The second component of “other income (expense)” consists of gain (loss) from foreign currency transactions, as to which we incurred a small loss in each of the 2007 Quarter and 2006 Quarter.

Pretax (Loss) Income

Pretax loss increased $0.8 million, to $0.4 million in the 2007 Quarter from pretax income of $0.4 million in the 2006 Quarter as a result of the changes as described above.

Income Taxes

We recorded a benefit from income taxes of $77,000 in the 2007 Quarter compared to a provision for income taxes of $0.1 million in the 2006 Quarter due to the change in pretax (loss) income.  Our effective tax rate does not approximate the United States statutory federal income tax rate primarily due to tax rate differentials in respect of state and foreign taxes, to which income recorded by Forward Innovations is subject. The (benefit) provision consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 6 to the Financial Statements.

We consider the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At June 30, 2007, those cumulative earnings were approximately $5.0 million.

RESULTS OF OPERATIONS FOR THE 2007 PERIOD COMPARED TO THE 2006 PERIOD

Net income

Net income in the 2007 Period was $55,000 compared to net income of $1.1 million in the 2006 Period, a decrease of $1.1 million, or 95%.  The decrease was primarily due to a $1.6 million, or 28%, reduction in gross profit, due primarily to a $4.4 million decline in sales of cell phone carry solution products. In addition to the decline in gross profit, net income was adversely affected by an increase in selling, general and administrative expenses of $0.4 million, or 8%, primarily due to higher professional fees and personnel costs.  These negative factors were offset in small part by a decrease in our provision for income taxes of $0.7 million and by an increase in other income of $0.2 million. Basic and diluted earnings per share were $0.01 for the 2007 Period, compared to $0.14 for the 2006 Period. The decrease in earnings per share in the 2007 Period was due to the decrease in net income.

Forward Industries, Inc.

Net Sales

Net sales decreased $4.7 million, or 21%, to $17.7 million in the 2007 Period compared to $22.4 million in the 2006 Period due to declines of $4.4 million in sales of cell phone products, and $0.5 million in sales of other products. These declines were offset in small part by a $0.2 million increase in sales of cases for diabetic products. Net sales of cell phone carry solution products were lower due to a $2.9 million decline in demand from our sole OEM cell phone customer, Motorola, during the 2007 Period combined with the absence of any meaningful contribution by Nokia in the 2007 Period, compared to a contribution to revenues by Nokia of $1.0 million in the 2006 Period.  The tables below set forth approximate sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2007 Period 9 Months ended June 30, 2007 (millions of dollars)
	Americas	EMEA	APAC	Total
Cell Phone Products	$1.7	$2.5	$3.0	$7.2
Diabetic Products	1.8	1.0	5.3	8.1
Other Products	2.0	0.1	0.3	2.4
Total*	$5.5	$3.6	$8.6	$17.7

Net Sales for 2006 Period 9 Months ended June 30, 2006 (millions of dollars)
	Americas	EMEA	APAC	Total
Cell Phone Products	$2.8	$3.9	$4.9	$11.7
Diabetic Products	3.3	1.1	3.5	7.9
Other Products	2.0	0.0	0.9	2.9
Total*	$8.1	$5.0	$9.3	$22.4

* Tables may not total due to rounding.

Cell Phone Product Sales

Total sales of cell phone products decreased $4.5 million, or 38%, to $7.2 million in the 2007 Period from $11.7 million in the 2006 Period. Sales to Motorola, our only OEM cell phone customer for the 2007 Period, decreased $2.9 million from the 2006 Period due to an overall reduction in demand for our products.

Sales to third party distributors and retailers under our license agreement with Motorola totaled $1.7 million in the 2007 Period compared to $2.3 million in the 2006 Period, a decrease of $0.6 million, or 25%.  As noted above in the discussion of the 2007 Quarter, licensed sales weakened during the 2007 Period as demand for the handsets for which we distribute cases and other carry solutions under license declined, with a corresponding effect on revenues from sales of licensed products.  We believe that sales under our license agreement with Motorola are being, and will continue to be, adversely affected as consumers may be less inclined to purchase relatively high cost cases and other accessories for mature, lower-tier phones accessorized by our products.   We believe that the decline may also be attributable to the licensor’s direct sales in the EMEA Region to one or more distributors

Sales of carry solutions for cell phone products represented approximately 41% of our total net sales in the 2007 Period compared to 52% in 2006 Period.

Forward Industries, Inc.

See the discussion of the 2007 Quarter Compared to the 2006 Quarter for information relating to the scheduled expiration of the license agreement with Motorola.

Diabetic Product Sales

Sales of cases for blood glucose monitoring kits increased $0.2 million, or 2%, to $8.1 million in the 2007 Period from $7.9 million in the 2006 Period. Sales to Lifescan, our largest OEM customer for these cases, were $1.9 million, or 56%, higher in the 2007 Period compared to the 2006 Period resulting from the contribution to revenues of a new in-box program and increased sales from an in-box program that has continued from Fiscal 2006. The higher sales to Lifescan were offset, in large part, by a decline in sales to Bayer of approximately $1.7 million due to the winding down of a significant program with this customer by the beginning of the 2007 Period. Fluctuations in diabetic product sales to other customers were immaterial.

Sales of carrying cases for blood glucose monitoring kits represented 46% of our total net sales in the 2007 Period compared to 35% of our total net sales in the 2006 Period.

Other Product Sales

Sales of other products decreased approximately $0.5 million, or 18%, to $2.4 million in the 2007 Period from $2.9 million in the 2006 Period due primarily to the winding down of a program with one customer in this product line by the beginning of the 2007 Period.

Gross Profit

Gross profit decreased $1.6 million, or 28%, to $4.2 million in the 2007 Period from $5.8 million in the 2006 Period due primarily to lower volume demand.  To a lesser extent, gross profit was adversely affected by a difficult pricing environment in which pressure on product sales margins, particularly in the case of certain higher volume blood glucose monitoring diabetic in-box programs that have narrow margins, accounted for an overall higher percentage of our product mix given the decline in cell phone product revenues.

Gross profit as a percentage of net sales decreased to 24% in the 2007 Period from 26% in the 2006 Period due to the factors discussed above, which were offset in part by declines in the 2007 Period of freight, duties, and customs and Hong Kong costs as percentages of sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $0.4 million to $4.9 million in the 2007 Period from $4.5 million in the 2006 Period. This increase was due to $0.2 million in increased personnel expenses, due to changes in personnel and remuneration, $0.2 million of increased legal and other professional fees incurred in the course of defending the purported class action litigation against the Company, offset in small part by a decline in royalty expense due to lower sales of licensed products.

Other Income (Expense)

Other income increased 34% to $0.7 million in the 2007 Period compared to $0.6 million in the 2006 Period due to higher interest income due to higher average rates on higher average cash balances. Other income accounted for all of our pre-tax income in the 2007 Period compared to 30% of pre-tax income in the 2006 Period.

Pre-tax Income

Pre-tax income decreased $1.8 million or 97% to $61,000 in the 2007 Period from $1.8 million in the 2006 Period as a result of the changes as described above.

Forward Industries, Inc.

Income Taxes

Our effective income tax rate was 9% in the 2007 Period compared to 39% in 2006 Period as a result of the relative contribution of taxable income from the EMEA Region, which is taxed at a lower rate than United States taxable income, which was significantly lower in the 2007 Period compared to the 2006 Period.  This had a disproportionate impact on an overall smaller taxable income base.  Our effective tax rate does not approximate the United States statutory federal income tax rate primarily due to tax rate differentials in respect of state and foreign taxes, to which income recorded by Forward Innovations is subject.  Provision for income taxes decreased $0.7 million in the 2007 Period to approximately $6,000 compared to $0.7 million in the 2006 Period due to lower taxable income.  The provision consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 6 to the Financial Statements.

We consider the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At June 30, 2007, those cumulative earnings were approximately $5.0 million.

LIQUIDITY AND CAPITAL RESOURCES

During the 2007 Period, we generated $2.3 million of cash from operations compared to $1.9 million in the 2006 Period. Our operating cash flows in the 2007 Period consisted of net income of $55,000, increased by $0.4 million for non-cash items, and $2.1 million for net changes in working capital items, consisting primarily of changes in accounts receivable and inventories of $2.8 million and $0.5 million, respectively, offset, in part, by changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses of $0.3 million, $0.4 million and $0.5 million, respectively. The changes in accounts receivable, inventory, and accounts payable in the 2007 Period are attributable to the lower levels of sales and related purchases in the 2007 Period. The change in accrued expenses is primarily a result of remuneration and taxes that were accrued in Fiscal 2006 that were subsequently paid in the 2007 Period. No such accruals were required as of June 30, 2007. The change in prepaid expenses and other current assets is primarily due to an increase in estimated tax payments made for the 2007 Fiscal year and customs and duties payments made in the course of shipping our products for which we expect to be reimbursed.

Our operating cash flows in the 2006 Period consisted of net income of $1.1 million, increased by $1.0 million for non-cash items. These cash flows were decreased by net changes in working capital items of $0.2 million, consisting primarily of a change in accounts receivable of $6.9 million, which was offset, in part, by changes in inventories and accounts payable, and accrued expenses of $2.3 million, $3.0 million, and $1.5 million, respectively.

Investing activities used $52,000 in the 2007 Period for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software. In the 2006 Period, net investing activities generated $75,000 from the sale of marketable securities and used $19,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

Financing activities used $0.2 million to purchase 60,000 of the Company’s stock during the 2007 Period. In the 2006 Period, net financing activities generated $0.1 million in cash from the issuance of common stock upon the exercise of stock options to purchase approximately 27,900 shares of common stock under our 1996 Stock Incentive Plan.

At June 30, 2007, our current ratio (current assets divided by current liabilities) was 12.5; our quick ratio (current assets less inventories divided by current liabilities) was 11.7; and our working capital (current assets less current liabilities) was $24.6 million.  As of such date, we had no short or long-term debt outstanding.

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

Forward Industries, Inc.

In February 2007, Forward and Koszegi renewed their credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit, expiring February 2008. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to maintain certain financial covenants including the  maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi’s assets and certain assets of Forward Industries.  At June 30, 2007, there were no outstanding borrowings or letter of credit obligations under this facility.   See Note 4 to the unaudited consolidated Financial Statements set forth in Item 1.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans. In connection with this facility, Forward Innovations has agreed to certain financial covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as June 30, 2007). At June 30, 2007 Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (approximately $300,000) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Note 4 to the unaudited consolidated Financial Statements set forth in Item 1.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. Under that authorization, as of June 30, 2007, we had repurchased an aggregate of 623,493 shares at a cost of approximately $1.1 million, including 60,000 shares at a cost of approximately $0.2 million during the 2007 Period, but none during the 2006 Period.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of June 30, 2007:

Contractual Obligation or Commitment	Jul 07 – Jun 08	Jul 08- Jun 10	Jul 10 – Jun 12	Thereafter
Employment & Consulting Agreements	$550,000	$112,500	$ --	$ --
Operating Leases	203,900	298,400	312,600	--
License Agreements**	$178,100	--	--	--
Totals	$932,000	$410,900	$312,600	$ --

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

Interest Rate Risk

A predominant portion of our cash is invested in money market funds and overnight interest rate sensitive securities.  The values of these investments do not fluctuate materially due to their short term nature and are not subject to interest rate risks; however, the income we earn on our invested cash will fluctuate with changes in interest rates.  Our credit facilities in the United States and Switzerland are also based on variable interest rates.  Although we have not had any borrowings under these facilities in several years, and did not have any borrowings outstanding as of June 30, 2007, any such borrowings would be subject to interest rate risk if we decide to borrow against these credit lines.  Given the lack of borrowings, our current cash position and the dollar amount of these credit lines we do not believe a change in interest rates would be material to our financial results.

Foreign Currency Risk

As a result of our global operating activities, we are exposed to changes in foreign currency exchange rates that may adversely affect our results of operations and financial condition. We actively manage this foreign currency exchange exposure through our regular operating activities. Our exposure is concentrated in the Euro, Swiss Franc, and Hong Kong dollar. In Fiscal 2007, approximately 9% of our sales were denominated in Euros.  In addition, certain operating expenses of our Swiss subsidiary are paid in Euros or Swiss Francs, whereas, certain operating expenses of our Hong Kong subsidiary are paid in the Hong Kong dollar. Because we have determined that the US dollar is the functional currency of our foreign subsidiaries, the gains and losses resulting from converting these transactions to the U.S. dollar for financial statement presentation purposes are included in our results of operations as a component of our net income (loss). See “Notes to Consolidated Financial Statements, Note 2 – Accounting Policies – Foreign Currency Transactions” for a description of our foreign currency accounting policies.

We estimate that an adverse movement of 20% in these foreign currencies exchange rates would have decreased our results of operations by approximately $0.7 million, before taxes, for the nine-month periods ended June 30, 2007.

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

Forward Industries, Inc.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2007, except as described below, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

On November 15, 2006, the Plaintiffs filed a First Amended Complaint and on May 29, 2007, by leave of the Court filed a second amended complaint that purports to state substantially identical claims. The Company filed  motions to dismiss these complaints in their entirety for failure to satisfy the pleading requirements of the Private Securities Litigation Reform Act of 1995. The motion is currently being briefed.

The Company, as well as each of the individual defendants, believes that the complaint, as amended, is wholly without merit and intends to vigorously contest this lawsuit.  The Company has directors and officers’ liability insurance, including entity coverage. The Company has, in the course of defending the complaint, incurred legal and other expenses up to the retention amount of $250,000, in its directors and officers liability insurance policy. Such expense, and incurring additional expenses not covered by this policy may adversely affect its reported results of operations in future periods.  While the Company believes that the complaint, as amended, is without merit and the Plaintiff has yet to assert an amount of damages claimed, the outcome of this lawsuit cannot be predicted and the Company's ultimate liability if this lawsuit is adversely determined cannot currently be ascertained and could be material.

Item 1A. Risk Factors

This “Risk Factors” section provides updated information in certain areas from the “Risk Factors” set forth in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006. Set forth below are certain risk factors that have been expanded or updated from our Annual Report on Form 10-KSB, but the factors below do not constitute all the risk factors that pertain to our business.  Please review our Annual Report on Form 10-KSB for a complete listing of “Risk Factors” that pertain to our business. Please read the note regarding "Additional Forward Looking Information" that appears on page 15 of this Quarterly Report on Form 10-Q.

Our license agreement with Motorola expires on December 31, 2007, and the failure to extend or renew this agreement would have a material, adverse effect on our results of operations and financial condition.

Forward Industries, Inc.

Our license agreement with Motorola, Inc. expires on December 31, 2007.  Motorola is our single largest customer, as detailed in the next risk factor.  We anticipate that Motorola and we will initiate discussions relating to an extension or new agreement in the near future, but there is no guarantee that we will be able to successfully hold such discussions or achieve an extension or new agreement on terms that we find acceptable. As of July 31, 2007, formal discussions have not commenced and none have yet been scheduled.  If we cannot conclude an extension or a new license agreement beyond December 31, 2007, our rights to sell certain cell phone carry solution cases and accessories bearing the Motorola trademark will expire at that time, except for limited sell-through rights with respect to existing inventory then on hand.  The expiration of the license agreement with Motorola without an extension or renewal would have a material and adverse effect on our results of operations and financial condition.  There can be no assurance that we will be successful in reaching agreement with respect to a renewal or different agreement upon mutually acceptable terms, if at all.  Any failure to renew the license agreement or enter into a different agreement upon terms acceptable to us would have a material adverse effect on our results of operations and financial condition.  In addition to the reduction of revenues as a consequence of losing aftermarket sales to cell phone retailers and distributors, we would expect that our profit margins could suffer materially, as currently margins on certain sales of licensed products exceed those in respect of sales of many OEM cell phone sales.  Further, we are unable to predict the influence, if any, that a failure to extend or renew the license agreement would have on our OEM customer relationship with Motorola, but it could be adverse and material. Notwithstanding this development, we believe that our cell phone accessory supply relationship with Motorola remains strong and continue to work closely with Motorola to ensure we are considered for future in-box opportunities.  However, if the trend in declining OEM revenues from this customer and declining licensed sales under license with this customer continues or further accelerates, it did in the 2007 Quarter, the effect on our results of operations and financial condition would be material

Our business is characterized by a high degree of customer concentration.  Two significant customers accounted for 57% of net sales in Fiscal 2006. The same two customers and a third customer accounted for 74% of net sales in the 2007 Period; the loss of, or material reduction in orders from, any of these customers would materially and adversely affect our results of operations and financial condition.

The predominant percentage of our sales revenues is concentrated in three large OEM customers.  In the 2007 Period, direct sales to Motorola, together with its international affiliates, accounted for approximately 31% of our net sales, or approximately $5.5 million (which amount excludes approximately 10% of our net sales, or $1.7 million, of products under our license agreement with Motorola).  Lifescan accounted for approximately 29% of our net sales, or approximately $5.2 million. Abbott Labs accounted for approximately 14% of our net sales or $2.4 million. The loss of any of these three key customers (whether as a result of such customers purchasing their carry solution requirements from another vendor, deciding to manufacture their own carrying cases or eliminating the inclusion of our carrying cases with their products) would have a material adverse effect on our financial condition, liquidity and results of operations. In addition, sales to a fourth customer, who represented 9% of our sales in Fiscal 2006 declined to an immaterial amount during the 2007 Period as our sole “in-box” program with them concluded.

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

Two customers accounted for approximately 75% of our accounts receivable at June 30, 2007 and September 30, 2006, respectively. The failure to receive or collect such amounts when, and as, due could have a material adverse effect on our financial condition, liquidity, and results of operations.

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

Forward Industries, Inc.

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

In Fiscal 2006 we entered into hub agreements with two of our principal OEM customers, and during Fiscal 2007 we have entered into three additional hub agreements with these customers. These arrangements require us to supply product to their distribution hubs based on our OEM customer's forecasts.  We have no means of determining the accuracy of such forecasts. Additionally, due to visibility constraints associated with such forecasts, combined with the long lead-times for some of our products covered under these hub agreements, we may, from time to time, be required to stock inventory at levels exceeding those forecast by our customers.  Whether this will result in a one-time lag between inventory stocking of the hubs and a re-adjustment of timing of product procurement from our suppliers remains to be seen, and inventory levels, liquidity, and results of operations may be adversely affected. In addition, certain of these arrangements include terms of payment to us in the event inventory stocks are not drawn down from a hub by the customer.  The terms of payment vary and  there can be no assurance that these arrangements will not result in a material increase in our inventory allowance, which could have a material adverse effect on our results of operations and financial condition.

Product manufacture, in many cases, has been outsourced by our OEM customers to contract manufacturing firms in China and in Southeast Asia.

Such firms are performing manufacturing, assembly and product packaging functions, including the bundling of product accessories such as ours with the OEM customer’s product. As a consequence, we are selling our carry solution products to the contract manufacturing firm. In these cases, we invoice the contract manufacturing firm and not the OEM customer.  Therefore, it is the contract manufacturing firm’s credit to which we must look for payment in such cases and not that of our OEM “customer”.  In addition, in recent periods the APAC region has accounted for a significant percentage of our sales revenues.  We believe that the reliance on contract manufacturers by our OEM customers is an effort to reduce their costs of supply that may also be increasing pressure generally to compress margins in respect of accessory products packaged “in-box” with various consumer electronics.

Forward Industries, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200.  Under these authorizations, as of June 30, 2007, we had repurchased an aggregate of 162,600 shares at a cost of approximately $0.4 million, including 60,000 shares at a cost of approximately $0.2 million during the 2007 Period, but none during the 2006 Period.

(Amounts in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	--	$ --	--	--
May 1, 2007 – May 31, 2007	60,000	3.37	162,600	323,600
June 1, 2007 – June 30, 2007	--	--	--	--
Total	60,000	$3.37	162,600	323,600

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 2, 2007.  The following matters were voted upon at the Annual Meeting of Shareholders:

1.        Election of a Board of Directors

	Number of Shares Voted
Name	For	Withheld
Jerome E. Ball	6,723,384	197,715
Bruce Galloway	6,736,409	184,690
Edwin Levy	6,712,722	208,377
Louis Lipschitz	6,731,862	189,237
Norman Ricken	6,736,194	184,905
Douglas Sabra	6,700,039	221,060
Michael Schiffman	6,721,714	199,385

2.        Proposal to approve the Forward Industries, Inc. 2007 Equity Incentive Plan.

Number of Shares Voted
For	Against	Abstain
1,995,914	204,242	23,207

Forward Industries, Inc.

3.   Ratification of the appointment of Kaufman, Rossin & Co., P.A. as the independent registered public accounting firm for the Company for the Fiscal Year ending September 30, 2007.

	Number of Shares Voted
	For	Against	Abstain
Ratify Kaufman Rossin & Co., P.A. as the independent registered public accounting firm for the Company the Fiscal Year ending September 30, 2007	6,757,722	142,201	21,174

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

Dated: August 1, 2007
FORWARD INDUSTRIES, INC. (Registrant)

By: /s/ Jerome E. Ball
Jerome E. Ball
Chairman and Chief Executive Officer
(Principal Executive Officer)

By: /s/Douglas W. Sabra
Douglas W. Sabra
Vice President, Chief Financial Officer and
(Principal Financial and Accounting Officer)