Form 10-K
period 2007-09-30
FORWARD INDUSTRIES INC
filed 2007-11-29
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[   ] Yes      [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[   ] Yes      [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes      [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

[   ] Large accelerated filer                                   [   ] Accelerated filer                            [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes            [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $29,963,694.

As of November 15, 2007, 7,855,439 shares of the Registrant’s common stock were outstanding.

Forward Industries, Inc.

Note Regarding Use of Certain Terms

                In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "we", "our", and the "Company"  refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; “Forward” or “Forward Industries” refers to Forward Industries, Inc.; “common stock” refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries’ wholly owned subsidiary Koszegi Industries, Inc., an Indiana corporation; “Koszegi Asia” refers to Forward Industries’ wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; “Forward Innovations” refers to Forward Industries’ wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation;  “GAAP” refers to accounting principles generally accepted in the United States; “Commission” refers to the United States Securities and Exchange Commission; “Exchange Act” refers to the United States Securities Exchange Act of 1934; “Fiscal 2007” refers to our fiscal year ended September 30, 2007; “Fiscal 2006” refers to our fiscal year ended September 30, 2006; “Fiscal 2005” refers to our fiscal year ended September 30, 2005; “EMEA Region” refers to the geographic area encompassing Europe, the Middle East and Africa; “APAC Region” refers to the Asia Pacific geographic area encompassing Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam; and “Americas” refers to the geographic area encompassing North, Central, and South America.

Forward Industries, Inc.

PART I

ITEM 1.              BUSINESS

General

We design, market, and distribute carry solutions for hand held consumer electronics products, including soft-sided carrying cases, bags, clips, hand straps, decorative face plates, and other accessories for cellular telephones, medical monitoring and diagnostic kits, cameras, and other consumer electronic products.  We sell these products in two primary customer markets.  Our principal customer market is original equipment manufacturers, or “OEMs”, of these consumer electronic products, who ship our carry solution products as accessories “in box” with their product offerings and to an increasing extent the contract manufacturing firms of these OEM customers.  In Fiscal 2007, 2006, and 2005, sales to OEM customers (or their contract manufacturers) accounted for approximately 91%, 89%, and 97% of our net sales, respectively.

Our second, and much smaller, customer market consists of wholesalers and retailers in the cell phone products aftermarket to whom we primarily sell carry solutions under a non-exclusive license from Motorola, Inc.  Under the Motorola license, we have been granted the rights to market such carry solutions bearing Motorola’s trademarks in the EMEA Region and in the APAC Region.  In Fiscal 2007, Fiscal 2006, and Fiscal 2005 sales of aftermarket products accounted for approximately 9%, 11%, and 3% of our revenues, respectively.

Our suppliers custom manufacture our carrying cases and related products to our order based on our designs and know-how and to our customers’ specifications. Typically, we ship these products to our OEM customers, or to their contract manufacturers, to be packaged with their consumer products prior to distribution and sale.  In the case of sale of carry solutions to our aftermarket customers, predominantly under license, we ship these as stand alone stock units to wholesalers and retailers.  We do not manufacture any of the products that we sell and distribute.

Corporate History

Forward Industries, Inc. was incorporated in 1961 under the laws of the State of New York. Until 1989, our primary business was the manufacture and distribution of advertising specialty and promotional products. In 1989, we acquired Koszegi Industries, Inc., or "Koszegi", an Indiana corporation that manufactured soft-sided carrying cases at its South Bend, Indiana, facility.  The carrying case business progressively increased to the point where it became the predominant part of our business.  In September 1997, we sold the assets relating to the production of advertising specialty and promotional products, and ceased operating in that business segment.

In May 1994, we formed Koszegi Asia Ltd., or “Koszegi Asia”, as a wholly owned, Hong Kong-based, subsidiary of Forward Industries to facilitate a more nimble and robust carrying case procurement and quality control infrastructure, and to further enhance our foreign sourcing capabilities. With Koszegi Asia’s ability to source quality cases in China on short lead times, we determined that our domestic production capability was unnecessary, and we now source all our product supply from Chinese suppliers.  See "Product Supply".

In recent years we have focused on strengthening our sales and distribution network, and commercial relationships with our key OEM customers.  We have been responsive to our OEM customers’ distribution requirements. As of September 30, 2007, we have entered into seven distribution hub agreements with two of our OEM customers at their request to improve their tracking and control of accessory products packaged “in box” with their consumer electronics.  During Fiscal 2006, we began to modify our quality control infrastructure by contracting part of this function away from our Hong Kong distribution and quality control facility directly to a third party provider.  The predominant portion of our quality control function is now conducted in this manner.  In addition, we have sought to strengthen our presence in secondary markets. In May 2001, we formed Forward Innovations GmbH, a wholly owned Swiss subsidiary of Forward Industries, or “Forward Innovations”, to facilitate distribution of licensed products as well as to further develop our OEM European business presence.  Forward Innovations has allowed us to better serve our European customers.   See “Marketing and Distribution”.

Forward Industries, Inc.

Products

Through our wholly owned subsidiaries, Koszegi and Forward Innovations, we design and market to our customers’ orders, carry solutions for hand held consumer electronics, including soft-sided carrying cases, bags, clips, hand straps, decorative faceplates, and other accessories made of leather, nylon, vinyl, plastic, PVC and other synthetic fabrics. Our products are used by consumers for carrying or transporting portable electronic products such as cellular telephones, blood glucose monitoring kits, cameras, and other consumer hand held electronic devices. Our carrying cases are designed to enable these devices to be stowed in a handbag, briefcase, or backpack, clipped to a belt, or carried in a pocket.

Cases for Cellular Handsets

We sell carrying cases and related accessory products for cellular telephone handsets to OEM handset suppliers and to retailers and wholesalers of cellular phone products and related accessories (typically bearing our licensor’s trademarks under our license agreements with them).  These products include carry cases for cell phone handsets, cases for handset camera attachments, handset plastic belt clips, carrying case straps and bags, decorative faceplates, wrist straps, digital display cleaning cloths, and other accessory products.  Our selling prices for these products vary widely, depending on the specific product, terms of the order, quantity ordered, and distribution channel, and generally range from $0.20 or less to $13.00 per unit, with the higher prices in the range generally occurring in the case of licensed product sales.  The predominant percentage of products sold to OEM customers as well as under license sells at the low or lower-middle end of this price range.  In the case of sales to OEM customers and their contract manufacturers, the manufacturer or its contract supplier packages our cases or other accessories “in box” as a custom accessory for the cellular handset.  In the case of sales of aftermarket products, we sell and ship these products as separately packaged, aftermarket accessories to third party distributors primarily under our license agreement with Motorola.

Cases for Medical Kits

We sell our medical monitoring and diagnostic kit carrying cases directly to OEMs (or their contract manufacturers) of electronic blood glucose monitoring kits for personal use by diabetics.  We typically sell these cases at prices ranging from $0.50 to $9.00 per unit.  The predominant percentage of products sells at the low to middle area of this price range.  The OEM customer or its contract supplier packages the cases “in box” as a custom accessory for its blood glucose testing and monitoring kits.  The kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips and lancets in separate straps, pouches, and holders. We believe that users of these monitoring kits may purchase new kits as frequently as every two years, depending on advances made in the blood glucose measurement technology and functionality.  As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet.

Other Carrying Case Products

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

Product Development

In our OEM business we typically receive invitations to submit product designs and receive product orders in connection with our customer’s introduction and rollout to market of a new product which the customer has determined to accessorize and customize with our products.  Our OEM customers provide us with the desired functionality, size and other basic specifications for the carrying case or other product, including the OEM’s identifying logo imprint on the product.  Our in-house design and production staff develops detailed design options and more detailed product specifications for our customer’s evaluation, and in conjunction with our customer, we then engage in the process of refinement of design and specifications.  Working with our suppliers, we furnish our customer with product samples.  Once our customer approves a product sample for commercial introduction and order, we work with our suppliers to ensure conformity to the definitive product samples and specifications.  Manufacture and delivery of products in production quantities is then coordinated with our OEM customer’s manufacturing and shipment schedules so our carry solutions can be placed “in box” with the consumer electronic product.

Forward Industries, Inc.

In the case of sales of branded products pursuant to our license agreements, we market carrying cases and related accessory products for cell phone handsets based on our own designs or designs furnished by our licensor.  Our in-house design staff develops detailed design options and product specifications for the licensor’s evaluation.   We work with our licensors to refine design specifications and subsequently submit production samples for approval.  Upon approval, we offer such products to retailers and other distributors in the licensed territory.  Licensed products have, to date, been manufactured for both inventory and customer order.

Research and development costs are not material to our business.  From time to time we file applications for and secure copyrights and other statutory intellectual property protection for carry case and other accessory designs we develop for sale to our customers (or to a much lesser extent for our own portfolio), but generally intellectual property protection is not significant to our business.

Marketing, Distribution, and Sales

Geographic Sales Distribution

We sell our products globally.  The approximate percentages of net sales to customers by their geographic location for Fiscal 2007, Fiscal 2006 and Fiscal 2005 are as follows:

	Fiscal Years Ended September 30,
Geographic Location:	2007	2006	2005
APAC	50%	44%	36%
Americas	30%	34%	23%
EMEA	20%	22%	41%
Totals	100%	100%	100%

The variability of percentages of sales to customers by geographic location during these periods, and in particular the increasing importance of the Asia Pacific region, is attributable to fluctuations in order flow from, and the location of, our large OEM customers and, increasingly, the fact that, in certain cases, our OEM customers have outsourced product manufacture to contract manufacturers located in China or elsewhere in Asia.  In the case of outsourcing to Asian contract manufacturers, we ship product to, and it is packaged “in box” at, such contract manufacturing facility.  If payment to us is due from the contract manufacturer, we identify the sale to its geographic location rather than that of the OEM customer for whom the contract manufacturer is supplying product together with our cases.  See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report.

Channels of Distribution

We have two channels of distribution for our products: first, direct to our OEM customers, which package our carry solutions products “in box” with their products, although increasingly, we may ship directly to the OEM customer’s contract manufacturer, which similarly packages our products “in box” on behalf of the OEM customer.  The second distribution channel is to distributors and retailers to whom we ship our carry solution product accessories (typically bearing our licensor’s trademarks under our license agreements with them), which are separately packaged as stand alone stock units, for sale in the aftermarket.  Currently, sales under our Motorola license constitute substantially all sales in the aftermarket channel. These two distribution channels accounted for approximately the following percentages of our net sales in Fiscal 2007, Fiscal 2006 and Fiscal 2005:

Forward Industries, Inc.

	Fiscal Year Ended
Distribution Channels:	2007	2006	2005
OEM	91%	89%	97%
Aftermarket	9%	11%	3%
Totals	100%	100%	100%

The Motorola license expires on December 31, 2007.  See the information under the caption “Motorola License” below and under “Risk Factors” in Item 1A of this Annual Report: “We have to date been unable to conclude a new license agreement with Motorola; we are unable to predict if or when a new or extended agreement will be offered on terms acceptable to us; the absence of a renewal or extended license could have a material and adverse effect on our results of operations and financial condition.”

OEM Product Sales

OEM products sales for cellular phone handsets, blood glucose monitors, and other products (i.e., other than cases and accessories for blood glucose monitoring kits and cellular phone handsets) accounted for approximately the following percentages of total net sales in Fiscal 2007, Fiscal 2006 and Fiscal 2005:

	Fiscal Year Ended
OEM Product Sales:	2007	2006	2005
Cell Phone Products	27%	40%	67%
Diabetic Products	49%	37%	23%
Other Products	15%	12%	7%
Totals	91%	89%	97%

Of our approximately 180 active customers, three customers, including their subsidiaries, affiliates, and contract manufacturers, accounted for approximately 72% of our net sales in Fiscal 2007. Our principal OEM customers include Lifescan, Inc. (“Lifescan”), a subsidiary of Johnson and Johnson, for carrying cases for diabetic monitoring kits, Motorola Inc. (together with its respective international affiliates, "Motorola") for cellular telephone carrying cases and accessories, and Abbott Laboratories (“Abbott”) for diabetic monitoring kits.  A fourth customer, Nokia, has contributed significantly to our net sales in recent fiscal years, but such sales have declined to immaterial or insignificant levels.   These customers package our cases or other accessories “in box” with their branded products or use them as promotional items. The approximate percentages of net sales contributed by each of these four customers for Fiscal 2007, Fiscal 2006 and Fiscal 2005 are as follows:

	Fiscal Year Ended
Customer:	2007	2006	2005
Lifescan	32%	17%	12%
Motorola *	27%	37%	56%
Abbott	13%	11%	4%
Nokia	--%	3%	11%
Totals	72%	68%	83%

* Excludes sales of Motorola-branded products to third parties under our license agreement.

The loss of any of the above named customers could have a material adverse effect on our business, results of operations and financial condition. See Item 1A. “Risk Factors— Our business is characterized by a high degree of customer concentration.  Our three largest customers accounted for approximately 72%, 65% and 79% of net sales in Fiscal 2007, 2006 and 2005, respectively; the loss of, or material reduction in orders from, any of these customers could materially and adversely affect our results of operations and financial condition” and “Our business could suffer if the services of any of the key personnel we rely on were lost to us.”

Forward Industries, Inc.

Aftermarket Product Sales

We have entered into non-exclusive licenses with Motorola and SAGEM, each of which grants us the right to sell cell phone carry cases and other accessories branded with their respective trademarks in designated territories.  The SAGEM license is not material to our revenue or expenses.

Aftermarket product sales predominantly consist of sales to third parties of licensed products under the Motorola agreement.  These sales accounted for approximately 9%, 10%, and 3% of our net sales in Fiscal 2007, 2006, and 2005 respectively.  We look to diversify aftermarket channels in the near future by development of our own line of products for sale to distributors and retailers or other initiatives.  See the information under “Motorola License”, below, and under “Risk Factors” in Item 1A. of this Annual Report – “We have to date been unable to conclude a new license agreement with Motorola; we are unable to predict if or when a new or extended agreement will be offered on terms acceptable to us; the absence of a renewal or extended license could have a material and adverse effect on our results of operations and financial condition.” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends in Results of Operations” in Item 7 of this Annual Report

Sales Force

During Fiscal 2007, Fiscal 2006 and Fiscal 2005, approximately 100%,  99%, and 95%, respectively, of net sales were made directly by our employees, who work on a salaried (plus incentive bonuses) and not a commission basis. Depending on their customer accounts and whether sales are made to OEM customers or in the aftermarket under license, such employees are based in our executive offices in Florida, in Switzerland, or in Hong Kong or other locations where the sales employees are based.  In Fiscal 2007, Fiscal 2006 and Fiscal 2005 the sales not made by employees were made through independent sales representative organizations, which receive a commission averaging 5% of the net sales amount.  See “Risk Factors” in Item 1A. of this Annual Report - “Our business could suffer if the services of any of the key personnel we rely on were lost to us.”

Motorola License

Effective October 1, 2004, we entered into a license agreement with Motorola pursuant to which we are granted the non-exclusive right to sell cellular telephone handset carry cases and other carry solutions bearing Motorola trademarks in the EMEA Region.

The license expires in accordance with its terms on December 31, 2007.  We have sought to initiate discussions with Motorola relating to the renewal or extension of the license on terms acceptable to us.  To date, we have received no constructive response upon which to base negotiations for such renewal or extension.  See the information under the caption “Risk Factors” in Item 1A of this Annual Report: “We have to date been unable to conclude a new license agreement with Motorola; we are unable to predict if or when a new or extended agreement will be offered on terms acceptable to us; the absence of a renewal or extended license could have a material and adverse effect on our results of operations and financial condition.” and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends in Results of Operations” in Item 7 of this Annual Report.

Under the current agreement we are required to pay royalties to Motorola based on specified percentages of the revenue derived from the sale of licensed products to third parties, depending upon the terms of the sale, and we are required to pay Motorola minimum royalty payments over the following three contract periods relating to the EMEA Region (In July 2005 the license was amended to expand the licensed territory to include the APAC Region in consideration of payment of additional royalties on actual sales in that territory.  The discussion below does not include the minimum royalties payable in respect of sales in the APAC Region, which are calculated separate and apart from the royalties in respect of EMEA Region sales):

Contract Period 1:  October 1, 2004 to December 31, 2005

Contract Period 2:  January 1, 2006 to December 31, 2006

Contract Period 3:  January 1, 2007 to December 31, 2007

Forward Industries, Inc.

The minimum royalty payment to Motorola for Contract Period 1 was agreed at $375,000, or $300,000 annualized.  The license terms further provide that, prior to the commencement of each subsequent contract period, the parties would attempt to negotiate a new minimum royalty amount for the ensuing contract period, in the absence of which a default formula would apply.  The default formula provides that the minimum royalty payment for the ensuing Contract Period may not be less than seventy-five per cent (75%) of the annualized royalties payable in respect of actual sales for the previous Contract Period, provided, however, that in no event may the minimum royalty in such ensuing Contract Period be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of such prior Contract Period’s annual minimum royalty. The Company and Motorola were unable to negotiate new minimum royalty payment amounts for Contract Period 2 and Contract Period 3. Consequently, application of the default formula resulted in fixing the minimum royalty amounts at approximately $225,000 for Contract Period 2 and approximately $281,000 for Contract Period 3.

As to APAC Region royalties, we are required to pay Motorola minimum royalty payments of approximately $75,000 for the contract period January 1, 2007 to December 31, 2007.  APAC Region sales were de minimis.

In addition to other customary terms and conditions typical of agreements of this kind, we may be required to indemnify Motorola in respect of damage to its intellectual property, to cause our designated manufacturers to comply with certain terms of the manufacturing agreement to which they are a party pursuant to the license, or to incur costs and expenses in other respects.  See Item 1A. ”Risk Factors - Under our license agreement with Motorola we may become liable for certain indemnification or other liabilities and become exposed to certain risks” of this Annual Report for a discussion of indemnification obligations, manufacturing compliance and certain other risks under the license agreement.

OEM Distribution Hubs

During Fiscal 2007 and 2006 we entered into distribution hub agreements with two of our OEM customers.  These agreements obligate us to supply carrying case accessory products to the customer’s distribution hubs at multiple locations where its consumer electronics products are manufactured and/or warehoused pending sale and where our products are packaged with the OEM customer’s electronics products. These arrangements require us to supply product to their distribution hubs based on our OEM customer’s forecasts.  Because product supply lead times may exceed those agreed upon with our OEM customers, we may purchase product and stock inventory that ultimately exceeds our OEM customers’ forecasted demand for which they are obligated to us. In particular, this may occur if forecast demand is revised downward during the period while we are purchasing and stocking product for the hub.  As a result, our inventory levels, liquidity, and results of operations may be adversely affected. We ship product to the hub but do not recognize revenue until we have been advised by our customer that product has been withdrawn from the distribution hub to be placed “in box”. By historical standards in our business, these arrangements have had the general effect of financing our customers’ inventory by extending the time between placement of our orders to our suppliers in order to supply the hubs and the time that revenue is recognized.  The corollary effect is an increase in our inventory levels.   See “Risk Factors” in Item 1A. of this Annual Report - “Our inventory levels increased during Fiscal 2006 and may remain at historically high levels in future periods, primarily as a result of the support of hub agreements recently entered into with two large OEM customers.”

Credit Risk

We generally sell our products on 30- to 60-day credit terms customary in the industry.  We have extended our customary credit terms for certain major OEM customers, upon their request, up to 90-days.  Historically, we have not had significant credit problems with our customers. Our significant OEM customers are large, multi-national companies with good credit histories. None of these customers is or has been in default to us, and payments are generally received from them on a timely basis. Two customers, including their international affiliates or their contract manufacturers, accounted for approximately 75% of the Company's accounts receivable at September 30, 2007 and 2006, respectively. As part of an ongoing trend, certain of our OEM customers have requested that we ship product to their designated contract manufacturer and invoice such manufacturers (and not the OEM customer) for the products to be included “in box” with the cellular handsets or blood glucose monitors manufactured, assembled and packaged by such contract manufacturers.  In these cases, even though our order flows originate with and depend on our relationship with the OEM, our accounts receivable credit risk lies with the contract manufacturer.  Our OEM customer does not guarantee the credit of the contract manufacturer to whom the OEM requests us to ship our carrying case products, and such orders may be significant in volume from time to time.  In most cases, these contract manufacturers are themselves major multinational enterprises with good credit histories.  Any failure of any such customer (or its contract manufacturer) to pay part or all the sums owed to us when due could have a material adverse effect on our liquidity, business prospects, and results of operations.  See Item 1A. “Risk Factors — Product manufacture is increasingly being outsourced by our OEM customers to contract manufacturing firms in China and in Southeast Asia” of this Annual Report.

Forward Industries, Inc.

Foreign Exchange Risk

Certain of our OEM customers have established sales and manufacturing operations in China.  In addition, as noted above, certain of these or other OEM customers may outsource manufacturing and packaging of the products with which our carrying case solutions are packaged “in box” to contract manufacturers that are located in China or in Southeast Asia.  Accordingly, our payment and remittance arrangements with such customers may subject these arrangements to Chinese or other local currency regulations.  In the event that any foreign government were to impose regulatory restrictions on the ability to effect conversion of local currency into U.S. dollars, repatriation of U.S. dollars or other currencies to the United States, or payment in any form to foreign business entities, or were to impose or enforce tighter restrictions on foreign exchange license holders, our receipt or recognition of U.S. dollars in payment, directly or indirectly, of invoices for sales of our products could be delayed or otherwise affected.  If this were to affect receipt or recognition of material amounts of revenues, our liquidity or results of operations could be materially and adversely affected.   See Item 1A. “Risk Factors—Payment by or on behalf of our customers of accounts receivable originated in China or other Asian nations may be subject to local regulations or moratorium that restrict the right to convert foreign currencies into U.S. dollars, that prevent, delay, or restrict the ability to repatriate foreign exchange to the United States or other countries, or that impose costs or intermediaries in order to effect foreign exchange and its repatriation to the United States” of this Annual Report.

Product Supply

Manufacturing

The manufacture of custom carrying cases and other carry solution products generally consists of die cutting fabrics, principally vinyl, nylon, and leather; and heat sealing, gluing, sewing and decorating (affixing logos) by means of silk screening, hot-stamping, embroidering or embossing. The principal materials used in the manufacture of our products are vinyl, nylon, leather, metal and plastic parts (such as clips, buckles, loops, and hinges and other hardware), foam padding and cardboard, all of which are obtained according to our specifications from Chinese suppliers.  We do not believe that any of the component materials or parts used by our suppliers in the manufacture of our products is supply constrained.  We believe that there are adequate available alternative sources of supply for all of the materials used to manufacture, package, and ship our products.

Suppliers

We procure all our supply of carrying solutions products from independent suppliers, each of which is a Chinese business entity located in China.  We purchased approximately 69% of our products from seven such suppliers in Fiscal 2007 and approximately 80% and 82% from five such suppliers in Fiscal 2006 and Fiscal 2005, respectively. One supplier accounted for approximately 20% and 36% of our product purchases in Fiscal 2007 and 2006.  See Note 1 to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.

We place orders with one or more suppliers at the times we receive firm orders from our OEM customers for a particular product.  Depending on the product, we may require several different suppliers to furnish component parts or pieces.  Accordingly, we do not have minimum supply requirement agreements with these or other suppliers to guarantee us supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of these suppliers. However, from time to time, we may order products from our suppliers in anticipation of receiving a customer order to meet required delivery times.  If our customer cancels the order or we fail to receive the customer order, we may still be required to pay for the supply order, which could result in a loss to us as these are generally custom manufactured products unfit for sale to other customers.

With respect to aftermarket products, we estimate the product sell through rates of our distributor and retail customers in order to gauge the timing and size of inventory stocking orders to our suppliers.

Forward Industries, Inc.

We believe that other suppliers could provide us similar products on comparable terms. However, a switch to a different supplier could delay shipment of product resulting in a loss of sales that could affect our operating results and adversely influence our relationship with the affected customer.  In addition, under our license agreement with Motorola our selection of a new supplier to manufacture licensed products is subject to Motorola’s approval.

Product Sampling and Quality Control

Upon award of an OEM order, our design and production staff works closely with our customer to finalize product designs and specifications and with our suppliers to coordinate production schedules, conformity to design specifications, and quality control.  Depending on the customer’s requirements, the product involved, and time from sampling to commercial order, our production staff, working in conjunction with our marketing department, may submit samples and refinements thereof to the customer several times per product before approval for production is granted.  Once the sampling process is completed for a specific product, which may range from weeks to many months, commercial orders may be received and accepted.

To ensure that product manufacturing by our foreign suppliers meets our quality assurance standards, products are either inspected by contracted third-parties in China or by our employees in Hong Kong. In Fiscal 2005, in an effort to reduce our inspection, handling, and local freight costs for China-based shipments, we entered into an arrangement with one of our China-based suppliers to reimburse it for expenses incurred in performing in-factory inspection of our products under our supervision at their factory. Beginning in Fiscal 2006, we expanded and altered this in-factory inspection initiative by contracting with a third-party quality assurance provider to conduct in-factory inspection services at additional supplier factories, and to operate a separate quality assurance facility in China. These inspections are overseen by Koszegi Asia employees.  Currently, the vast majority of our quality assurance function is performed by a third-party quality assurance provider rather than by our own employees at Koszegi Asia, which historically has been the case. In the course of transitioning  responsibility for the inspection function from our Koszegi Asia facility to the third-party logistics provider, and in the course of its performance of its quality control inspection function, certain problems in quality control consistency and standards have from time to time surfaced, and we are working to improve the quality and frequency of the oversight by Koszegi Asia employees in order to bring quality assurance operations to our standards on a consistent basis.  See Item 1A. “Risk Factors—Our dependence on foreign manufacturers creates product cost, pricing, availability, quality control, and delivery risks” of this Annual Report.

Quality assurance and sourcing related expenses are reflected in cost of goods sold in our results of operations. In March 2007, our Hong Kong inspection facility renewed its ISO 9001:2000 quality certification.

Once our products are approved for shipment by Koszegi Asia’s inspection and quality control procedures, the products are typically shipped on container carrier vessels. In certain cases, at the customer’s request, we will ship by air freight or transfer products to a customer’s location in Hong Kong. Most ocean-going shipments bound for the Untied States are off-loaded at the port of Los Angeles or San Francisco, but certain customers arrange for shipments to East coast ports, such as Miami or Philadelphia. European shipments generally are routed via Rotterdam, Frankfurt, or London.  Disruptions or delays in off-loading cargo at any of these domestic or foreign ports as a result of labor disputes, physical damage to port facilities or otherwise, or other delays may delay shipments to our customers and cause re-routing of containers to ports with open facilities or shipment via air freight.  Depending on the cause of delay and trade terms with our customer, we may be required in certain cases to bear the additional expense of such alternate routing or reliance on air freight.  See “Item 1A..”Risk Factors—Our shipments of products via container freight to customers in the United States and Europe are subject to delays or cancellation at port facilities due to work stoppages or slowdowns, damage caused by weather or terrorism and congestion due to inadequacy of equipment and other causes” of this Annual Report.

We ship our products to our customers by common carrier.

Insurance

    We maintain commercial loss and liability, business interruption, and general claims and other insurance customary for our business. We do not maintain credit insurance for our trade accounts receivable.

Forward Industries, Inc.

Competition

The business in which we engage is highly competitive in terms of product pricing, design, delivery terms, and customer service.  In the production of carrying cases and related carry solutions for OEM products, we compete with numerous United States and foreign producers and distributors.  Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an effective product design capability, rapid response time to customer requests for proposals and product shipment, competitive pricing, reliable product delivery, and product quality. We believe that our ability to compete based on product quality assurance considerations is enhanced by the local presence of our Hong Kong and outsourced Chinese quality control and shipment facilities. See Item 1.A in this Annual Report: “Risk Factors - The carrying solutions business is highly competitive and does not pose significant barriers to entry.”

Employees

At September 30, 2007, we had 49 full-time employees, of whom 3 are employed in executive capacities, 5 are employed in administrative and clerical capacities, 19 are employed in sales and sales support capacities, and 22 are employed in sourcing, quality control, and warehouse capacities. We consider our employee relations to be satisfactory.  None of our employees is covered by a collective bargaining agreement.

Since June 2003, we have employed our U.S. employees through a co-employment agreement with ADP Total Source, a Professional Employer Organization. The objective of this arrangement is for ADP Total Source to assume many of the legal and administrative responsibilities of human resources management, health benefits, workers' compensation, payroll, payroll tax compliance, 401(K) plan administration and unemployment insurance.

Regulation and Environmental Protection

Our business is subject to various regulations in various jurisdictions, including the United States and member states of the European Community, that restrict the use or importation of products manufactured with compounds deemed to be hazardous.  We work with our suppliers to ensure compliance with such regulations.  In addition, from time to time one or more customers may require testing of our products to ensure compliance with applicable consumer safety rules and regulations.  Because we do not engage in the manufacture of products that we sell and distribute, compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any direct material effect upon our capital expenditures, earnings, or competitive position.  However, compliance with such laws and regulations on the part of our suppliers may result in increased costs of supply to us, particularly if domestic environmental regulation in China becomes more prevalent and effective.  In addition, under our license agreement with Motorola, we may be responsible for ensuring our Chinese suppliers’ compliance with applicable regulations, including, among others, those relating to worker safety, child labor laws, and environmental protection.  This may require us to incur administrative and/or legal expense in working with our suppliers to achieve such compliance.

We have not been engaged in any environmental litigation or incurred any material costs related to compliance with environmental or other regulations.

ITEM 1A.           RISK FACTORS

Please read the note regarding "Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995" that appears on page 22 of this Annual Report on Form 10-K.

We have to date been unable to conclude a new license agreement with Motorola; we are unable to predict if or when a new or extended agreement will be offered on terms acceptable to us; the absence of a renewal or extended license could have a material and adverse effect on our results of operations and financial condition.

Forward Industries, Inc.

Our license agreement with Motorola, Inc. expires on December 31, 2007.  We have sought to initiate discussions with Motorola relating to the renewal or extension of the license on terms acceptable to us.  To date, we have received no constructive response upon which to base negotiations for such renewal or extension.  Motorola is our second largest customer, as detailed in the risk factor set forth immediately below.  We continue to anticipate that Motorola and we will enter into discussions relating to an extension or new agreement; however, there can be no assurance that we will be able to conclude a new or extended agreement on terms that we find acceptable, if at all.  If we cannot conclude an extension or a new license agreement upon or after the expiration of the current license on December 31, 2007, our rights to sell certain cell phone carry solution cases and accessories bearing the Motorola trademark will expire at that time, except for limited sell-through rights with respect to existing inventory then on hand.  The expiration of the license agreement with Motorola without an extension or renewal could have a material and adverse effect on our results of operations and financial condition.  In addition to the reduction of revenues as a consequence of losing aftermarket sales to cell phone retailers and distributors, our profit margins could suffer materially, as currently margins on certain sales of licensed products exceed those in respect of sales of many OEM cell phone sales.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends in Results of Operations” in Item 7 of this Annual Report.  Further, we are unable to predict the impact, if any, that a failure to extend or renew the license agreement would have on our OEM customer relationship with Motorola, but any such impact could be adverse and material simply because Motorola is and has been a very significant customer for us. Moreover, if the trend in declining OEM revenues from this customer and declining licensed sales under license with this customer continues or further accelerates, as it did in Fiscal 2007, the effect on our results of operations and financial condition could be material.

Our business is and has been characterized by a high degree of customer concentration.  Our three largest customers accounted for approximately 72% , 65% and 79% of net sales in Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively; the loss of, or material reduction in orders from, any of these customers could materially and adversely affect our results of operations and financial condition.

The predominant percentage of our sales revenues is concentrated in three large OEM customers (including their international affiliates and/or their contract manufacturers).  The loss of any of these three key customers (whether as a result of such customers purchasing their carry solution requirements from another vendor, deciding to manufacture their own carrying cases, or eliminating the inclusion of our carrying cases with their products or otherwise) could have a material adverse effect on our financial condition, liquidity and results of operations.

	Dollars in millions
	Fiscal 2007		Fiscal 2006		Fiscal 2005
Customer:	Net Sales	Percentage of Net Sales	Net Sales	Percentage of Net Sales	Net Sales	Percentage of Net Sales
Lifescan	$ 7.1	32%	$ 5.3	17%	$ 6.0	12%
Motorola *	6.0	27%	11.3	37%	29.0	56%
Abbott	2.9	13%	3.3	11%	**	**
Nokia	**	**	**	**	5.7	11%
Totals	$16.0	72%	$19.9	65%	$40.7	79%

* Amounts exclude approximately 9%, 11% and 3% of our net sales, or $2.0 million, $3.2 million and $1.5 million of products under our license agreement with Motorola for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

** Amount not disclosed because the percentage of net sales was less than 10%.

At any time, a significant percentage of our accounts receivable risk may be concentrated in a small number of customers.

Two customers accounted for approximately 75% of our accounts receivable at September 30, 2007 and September 30, 2006, respectively. The failure to receive or collect such amounts when, and as, due could have a material adverse effect on our financial condition, liquidity, and results of operations.

Our inventory levels increased during Fiscal 2006 and may remain at historically high levels in future periods, primarily as a result of the support of hub agreements recently entered into with two large OEM customers.

Forward Industries, Inc.

In Fiscal 2006 we entered into hub agreements with two of our principal OEM customers, and during Fiscal 2007 entered into additional hub agreements covering additional distribution hubs with these customers. These arrangements require us to supply product to their distribution hubs based on our OEM customer's forecasts.  Because product supply and stocking lead times may exceed those agreed upon with our OEM customers, during which time the customer’s forecasted demand for the period may be reduced, we may purchase and stock inventory that exceeds our OEM customers’ forecasted demand for which they are obligated to us. As a result, our inventory levels, liquidity, and results of operations may be adversely affected. In addition, certain of these arrangements include terms of payment by the customer to compensate us in the event inventory stocks are not drawn down from a hub by the customer.  The terms of payment vary and there can be no assurance that these arrangements will not result in a material increase in our inventory allowance, which could have a material adverse effect on our results of operations and financial condition.

We experienced severe erosion in our OEM product sales margins during Fiscal 2006 and this has continued in Fiscal 2007, and it is not clear when these margins will begin to improve.  We continue to encounter pressures from certain OEM customers to constrain or even roll back prices.

During Fiscal 2006 and Fiscal 2007, we experienced significant pricing pressure from our OEM customers in both cell phone product sales and blood glucose monitor carrying case sales.  We have been unable to extract comparable pricing concessions from our product suppliers across all product lines, which has resulted in the erosion of product sales margins.  We anticipate that pressures on our pricing power and shifts in our product mix will continue to exert downward pressure on our gross profit percentage in the fiscal year ending September 30, 2008.  Other components of cost of goods sold, such as our Hong Kong/China inspection costs, which traditionally have been relatively fixed, are showing signs of wage-price inflation.  We also face higher energy costs passed through to us in freight charges.  When calculated on the basis of reduced sales volumes, these pressures are also contributing to reduced gross profit percentage.  We cannot predict when, if at all, our overall product sales margins will begin to improve. If we are unable to renew the license agreement with Motorola on terms acceptable to us, as detailed in the risk factor above, our product sales margins could be subject to further compression, as margins on licensed aftermarket sales are frequently more advantageous to us than on OEM sales.

Our business could suffer if the services of any of the key personnel we rely on were lost to us.

We are highly dependent on the efforts and services of certain key sales representatives.  Our business could be materially and adversely affected if we lost the services of such individuals.  If we lost the services of a key sales representative upon whom our relationships with two major OEM customers is dependent, we might experience a reduction in or significant loss of orders from such customers, resulting in a loss of revenues, which could materially and adversely affect our results of operations and financial condition

Our results of operations are subject to the risks of fluctuations in the values of foreign currencies relative to the U.S. Dollar; for example, if the recent trend of appreciation of the Chinese renminbi, in which a significant portion of our suppliers’ costs are denominated,  and depreciation of the US Dollar, in which most of our revenues are denominated, continues, our gross margins will be subject to further pressure.

Our results of operations are expressed in U.S. Dollars.  When the U.S. Dollar appreciates or depreciates in value against a currency, such as the Chinese renminbi, our results will be benefited or adversely affected, respectively.  If, for example, China were to permit the renminbi to float to a free market rate of exchange, it is widely anticipated that the U.S. Dollar would depreciate further in value relative to the renminbi, which could materially increase our costs of goods sold (in U.S. dollar terms) and adversely affect our results of operations if we cannot pass those costs along to our customers or if we cannot enter into financial arrangements that hedge or otherwise mitigate this risk.  In recent months currency markets have pushed the renminbi up and the U.S. Dollar down, having the effect described above.  The opposite relationship would apply to sales revenues or other accounts receivable denominated in a foreign currency.  When the U.S. Dollar appreciates or depreciates in value against a currency, such as the Euro, in which a significant part of our revenues is denominated, our results of operations can be adversely affected or benefited, respectively.  The significant appreciation of the Euro against the U.S. Dollar since the beginning of 2003 has had the effect of increasing, in U.S. dollar terms, U.S. Dollar denominated sales on our statement of income in proportion to Euro-denominated sales revenues.  A reversal of this trend could adversely affect our results of operations.

Future revenues are difficult to predict and are likely to show significant variability as a consequence of customer concentration.

Because our sales revenues are highly concentrated in a few large customers, and because the volumes of these customers' order flows to us are highly variable, and can fluctuate markedly in a short period of time, our quarterly revenues, and consequently our results of operations, are highly variable and subject to significant changes over a relatively short period of time.

Forward Industries, Inc.

 Each of these customers launches many different products and may purchase products accessories, such as carrying cases, from many different competing vendors.  When we are selected to supply a carry solution for a specific product and launch, we may not be in a position to know the frequency or volumes of our customers' orders, the duration of such orders (which will depend on the product's life cycle), or the pricing of such orders, all of which depend on our customers' ongoing assessments of the product's relative contribution to their businesses, as well as other factors.  Our OEM customers may keep products for which our carry solutions have been selected to be packaged "in-box" in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles, new product introductions, and our customers' competitors' product offerings.  As the customer's product life and the related "in box" program mature, we may be forced to accept significant price reductions for our carry solutions, which will affect the level of our revenue.  Short product life cycles are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition between vendors is high, and industry technical standards are subject to continuing change.

All of this makes our quarterly revenue levels susceptible to a high degree of variability and difficult to predict more than a quarter into the future.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increase or decrease the size(s) of, or eliminate, their orders from us by amounts that are material to our business.

Our gross margins, and therefore our profitability, vary considerably by customer and therefore across our product lines, and if the relative revenue contribution from one or more OEM customers changes materially, relative to total revenues, our gross profit percentage may decline.

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

Product manufacture is increasingly being outsourced by our OEM customers to contract manufacturing firms in China and in Southeast Asia

Such firms are performing manufacturing, assembly and product packaging functions, including the bundling of product accessories such as ours with the OEM customer's product.  As a consequence of this trend, we are increasingly selling our carry solution products to the contract manufacturing firm.  In these cases, we invoice the contract manufacturing firm and not the OEM customer.  Therefore, it is the contract manufacturing firm's credit to which we must look for payment in such cases and not that of our OEM customer.  This may alter the credit profile of our customer base and may involve significant purchase order volumes.  In some, but not all cases, the manufacturing firm is itself a large, multinational entity with significant financial resources.

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

Forward Industries, Inc.

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

Payment by or on behalf of our customers of accounts receivable originated in China or other Asian nations may be subject to local regulations or moratorium that restrict the right to convert foreign currencies into U.S. dollars, that prevent, delay, or restrict the ability to repatriate U.S. dollars to the United States.

Our payment and remittance arrangements with certain customers may subject these arrangements to Chinese or other local currency regulations.  In the event that any foreign government were to impose regulatory restrictions on the ability to effect conversion of local currency into U.S. dollars or repatriation of U.S. dollars to the United States, our receipt or recognition of U.S. dollars in payment, directly or indirectly, of invoices for sales of our products could be delayed or otherwise affected, including, for example, by a reduction in effective exchange rate to our detriment, imposition of fees or expenses, a discounting of the amount of the account receivable, or a deferral of such accounts receivable into a future reporting period.  If this were to affect receipt or recognition of material amounts of revenues, our liquidity or results of operations could be materially and adversely affected.

Our dependence on foreign manufacturers creates product cost, pricing, availability, quality control, and delivery risks.

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

In the course of transitioning responsibility for quality assurance inspection of products from our Koszegi Asia facility to a third-party quality assurance provider and reengineering our quality assurance processes, certain problems in quality control consistency and standards have from time to time surfaced during Fiscal 2006 and Fiscal 2007. We are working to improve the quality and frequency of the oversight by Koszegi Asia employees of the quality control activities of this quality assurance provider in order to bring quality assurance operations to our standards on a consistent basis, but there can be no assurance that our efforts will be effective in order to improve to a consistently high standard the work of this logistics firm.  Failures on the part thereof, or on the part of Koszegi Asia to improve the standards of this work, may adversely affect customer relationships and could result in the loss of a key customer, which could have an adverse effect on our results of operations and our business reputation.

Our shipments of products via container freight to customers in the United States and Europe are subject to delays or cancellation due to work stoppages or slowdowns, damage to port facilities caused by weather or terrorism, and congestion due to inadequacy of port terminal  equipment and other causes.

Forward Industries, Inc.

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

The carrying solutions business is highly competitive and does not pose significant barriers to entry.

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

We do not pay dividends on our common stock.

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

Because of the control by insiders of 11% of our common stock, your ability to influence actions taken by us may be limited.

As of November 15, 2007, our executive officers and members of our Board of Directors, directly or indirectly, beneficially owned 916,627 shares of common stock, including 232,000 shares of common stock subject to currently exercisable stock options, aggregating approximately 11% of our issued and outstanding common stock on such date.  By virtue of their ownership of such common stock and their positions as executive officers, such executive officers and directors or their affiliates may, collectively, be deemed to control Forward Industries through the exercise of sufficient voting power to effectively control (or, at least, exercise a significant influence upon) the election of our Board, direct the appointment of our officers and, in general, significantly influence the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and to prevent or cause a change in the control of Forward.

Forward Industries, Inc.

We have in place anti-takeover measures that may prevent a hostile or unwanted effort to acquire Forward.

Our Board of Directors is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. Our Board of Directors has the authority, without shareholder approval, to issue such preferred stock in one or more series and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Our ability to issue the authorized but unissued shares of preferred stock could be used to impede takeovers of our company.  Under certain circumstance, the issuance of the preferred stock could make it more difficult for a third party to gain control of Forward, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of our common stock. Such provisions may discourage attempts to acquire Forward.  Applicable laws that impose restrictions on, or regulate the manner of, a takeover attempt may also have the effect of deterring any such transaction.  We are not aware of any attempt to acquire Forward.

If the license agreement with Motorola is renewed, we may be obligated to pay substantial minimum royalties without a guarantee of minimum sales.

Currently, under the terms of our license agreement with Motorola, we have committed to pay Motorola minimum royalties for the sale of Motorola trademarked products. Motorola has not guaranteed to us a minimum amount of sales or revenues from the sale of those trademarked products. There can be no assurance that we will generate sufficient revenues to recoup the minimum royalty payments that we are obligated to pay to Motorola. We may incur similar obligations without guarantee of minimum revenues if a new agreement is concluded, as to which there can be no assurance.

If our common stock were to be de-listed from the NASDAQ SmallCap Market, the existing market prices for and liquidity of our common stock may decline.

The National Association of Securities Dealers' listing requirements require, among other things, that all issuers of securities listed on the NASDAQ SmallCap Market maintain a continued minimum bid price per share of such securities of $1.00. In October 2002, NASDAQ advised us that our common stock did not meet the requirements for continued listing on the NASDAQ SmallCap Market under the NASDAQ Marketplace Rules and that our common stock would be de-listed for failing to maintain a minimum bid price of $1.00 in accordance with Marketplace Rule 4310(c)(4). After a hearing in December 2002 requested by us to review NASDAQ's determination, NASDAQ reversed its delisting determination, and we maintained our NASDAQ listing without interruption. As of November 26, 2007, we believe that the Company complies with the NASDAQ Marketplace Rules in all material respects.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

    Not Applicable

ITEM 2.              PROPERTIES

We lease approximately 10,000 square feet of office and warehouse space at 1801 Green Road, Pompano Beach, Florida, through Koszegi Industries Inc., our wholly owned subsidiary. Under the terms of the lease, which expires in May 2012, the monthly rent is approximately $12,000. We use this office space as our executive office and our United States sales office.

We lease approximately 9,000 square feet of warehouse and office space in Hong Kong, at a monthly rental of approximately $12,000 through Koszegi Asia Ltd., our wholly owned subsidiary, under a lease that expires in November 2009. We use this space as a sourcing, quality assurance, and logistics facility for products purchased from our China suppliers.

Forward Innovations, our Swiss subsidiary, leases approximately 2,000 square feet of office space in Cham, Switzerland, at a monthly rental of approximately $2,000.  This lease is on a month-to-month basis and can be cancelled by us with a six-months’ notice.  Our landlord cannot cancel the lease prior to October 2008.  We use this facility as our EMEA sales and administrative office.

Forward Industries, Inc.

We believe that each of the foregoing leased properties is adequate for the purposes for which it is used. All leases are with independent third parties.  We believe that the loss of any lease would not have a material adverse effect on our operations as we believe that we could identify and lease comparable facilities upon approximately equivalent terms.

ITEM 3.              LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2007, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

                On September 14, 2007, the United States District Court for the Southern District of Florida issued an order granting the Company’s motion to dismiss the purported class action complaint in the matter captioned “Lynn Finkelstein & Company, Inc., on behalf of certain of its clients as attorney-in-fact and all other similarly situated, Plaintiff, vs. Jerome E. Ball, Douglas W. Sabra, Michael Schiffman, and Forward Industries, Inc., Defendants” (Case No. 06-21922-Civ), brought in the District Court for the Southern District of Florida and filed July 31, 2006.  The complaint alleged that the Company during a purported class period July 25, 2005, to February 2, 2006, made certain misrepresentations of fact, or failed to disclose certain material facts, and violated certain generally accepted accounting principles in the presentation of its financial statements included in its periodic reports filed with the Commission pursuant to the Exchange Act.

 The Court’s order dismissed the complaint with prejudice for failure to satisfy the pleading requirements of the Private Securities Litigation Reform Act of 1995. In addition, plaintiff’s motion for oral argument was denied.  Plaintiff elected not to appeal the Court’s orders within the required thirty-day period.  Accordingly, this proceeding has been resolved in the Company’s favor without liability to the Company or the individual defendants.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders in our fiscal fourth quarter of 2007.  We anticipate that the annual meeting of shareholders in respect of the fiscal year ended September 30, 2007, will be held in February 2008.

PART II

ITEM 5.              MARKET FOR COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The principal market for our common stock is the NASDAQ SmallCap Market. Our common stock is traded under the symbol "FORD". The following table sets forth the high and low closing bid quotations for our common stock on the NASDAQ SmallCap Market for each quarter in the last two fiscal years.

Bid Price Information for Common Stock*
	Fiscal 2007		Fiscal 2006
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$ 6.09	$ 4.10	$ 26.35	$ 8.90
Second Quarter	$ 5.30	$ 4.06	$ 11.83	$ 8.05
Third Quarter	$ 4.25	$ 3.21	$ 11.45	$ 4.00
Fourth Quarter	$ 3.61	$ 2.61	$ 7.27	$ 4.01

_______________________________
*High and low bid price information as furnished by The NASDAQ Stock Market Inc.

On November 15, 2007, the closing bid quotation for our common stock was $2.77.

Forward Industries, Inc.

See Item 1A. “Risk Factors—If our common stock were to be de-listed from the NASDAQ SmallCap Market, the existing market prices for and liquidity of our common stock may decline” of this Annual Report..

Holders of common stock.

 As of November 15, 2007, there were approximately 120 holders of record of our common stock, excluding approximately 5,700 beneficial holders whose shares are held in street name.

Dividends

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

Recent sales of unregistered securities

During Fiscal 2007, we did not issue and sell any shares of common stock, or securities exercisable for or exchangeable into common stock, or any other securities that were not registered under the Securities Act of 1933.

Securities authorized for issuance under equity compensation plans.

For information relating to this topic, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters” incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement.

Purchase of Equity Securities

  In September 2002, the Company announced a corporate stock buyback program and authorized the repurchase of up to 400,000 shares of our common stock.  The program was amended in January 2004 to increase the amount of shares authorized for repurchase to 486,200 shares.  We repurchased 70,000 shares of our common stock in the open market in the fiscal third and fourth quarters of 2007 for approximately $232,000 under the program. No repurchases of common stock were made in the open market under the program or otherwise during Fiscal 2006 or Fiscal 2005.  We repurchased 36,400 shares of our common stock in the open market during the first three quarters of Fiscal 2004 and since the inception of the program we have purchased a total of 172,603 shares at an aggregate cost of approximately $403,000.

	Amounts in thousands (except per share amounts)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	--	--	--	--
August 1, 2007 – August 31, 2007	10,000	$2.75	10,000	313,600
September 1, 2007 to September 30, 2007	--	--	--	--
Totals	10,000	$2.75	10,000	313,600

Forward Industries, Inc.

Performance Measurement Comparison of Shareholder Return

The graph below compares the cumulative 5-year total return of our common stock with the cumulative total returns of the Dow Jones Wilshire MicroCap index, and a customized peer group of four companies that includes: Forward Industries Inc., Jaclyn Inc., Tandy Leather Factory Inc. and Wireless Xcessories Group Inc. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from 9/30/2002 to 9/30/2007.

	Fiscal 2002	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007

Forward Industries Inc	100.00	297.50	285.00	2933.75	640.00	385.00
Dow Jones Wilshire MicroCap	100.00	173.09	202.36	238.31	251.32	275.21
Peer Group	100.00	159.24	178.58	612.34	294.95	265.55

Data Source: Research Data Group, Inc., San Fransisco, CA

ITEM 6.              SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for the five fiscal years ended September 30, 2007. Such data has been derived from our audited consolidated financial statements for the relevant periods. The following financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our “Financial Statements and Supplementary Data” in Items 7 and 8, respectively, of this Annual Report.

Forward Industries, Inc.

	Amounts in thousands (except per share data)
	For the Fiscal Year Ended September 30,
	2007	2006	2005	2004	2003
Operating Data:
Net Sales	$22,151	$30,608	$51,869	$20,073	$18,889
(Loss) Income	($553)	$1,541	$9,434	$1,939	$1,445

Earnings (Loss) Per Common and Common Equivalent Share:
Basic	($0.07)	$0.20	$1.37	$0.32	$0.25
Diluted	($0.07)	$0.19	$1.26	$0.30	$0.24

Balance Sheet Data:
Total Assets	$26,632	$27,782	$29,907	$10,189	$7,180
Long-term Liabilities	--	--	--	--	--
Dividends Declared	--	--	--	--	--

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K as Item 8.  This discussion and analysis compares our consolidated results of operations for the fiscal year ended September 30, 2007 ("Fiscal 2007"), with those of the fiscal year ended September 30, 2006 ("Fiscal 2006"), and our consolidated results of operations for Fiscal 2006 with those of the fiscal year ended September 30, 2005 (“Fiscal 2005”) and is based on or derived from the audited Consolidated Financial Statements included elsewhere in this Annual Report. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

The following “management’s discussion and analysis” includes forward-looking statements that are not based on historical fact and that involve assessments of certain risks, developments, and uncertainties in our business.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward looking statements contained in this Report are based upon assumptions and assessments that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those assumed and assessed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of  this Annual Report, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among others, the following: our ability to maintain constructive commercial relationships with our key OEM customers, including during periods of economic downturns generally or in their business environments; our success in winning new business from our customers and against competing vendors; whether replacement programs that we win will be more or less successful or profitable than those that are replaced; levels of demand and pricing generally for cellular handsets and blood glucose monitoring devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; the ability to retain or the loss of one or more key sales employees upon whom relationships with key OEM customers depend; general economic and business conditions, nationally and internationally in the countries in which we do business; the expiration of our license agreement with Motorola by its terms on December 31, 2007, and the uncertainty as to whether such agreement will be renewed or extended on terms acceptable to us; the need to add materially to our inventory allowance, including the impact on inventory levels or saleability of inventory arising out of hub agreements we have entered into with two of our OEM customers; demographic changes; changes in technology, including developments affecting cellular handsets; developments in the treatment or control of diabetes that affect the incidence of use and replacement rates of handheld blood glucose monitors by diabetics; increased competition in the business of distribution of carry solutions for handheld electronic devices generally or increased competition to include carry solutions with products manufactured by our EOM customers in particular; changes affecting the business or business prospects of one or more of our principal Original Equipment Manufacturer (“OEM”) customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this Annual Report and our other reports filed with the Commission.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward looking statement.

Forward Industries, Inc.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Critical Accounting Policies and Estimates

We have identified the accounting policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment of a particular transaction. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion of the applications of these and other accounting policies, refer to Item 8. “Financial Statements and Supplementary Data” in this Annual Report. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition

In accordance with the requirements of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, we recognize revenue from product sales to customers when: products that do not require further services by us are delivered in accordance with the sales terms; there are no uncertainties surrounding customer acceptance; and collectibility is reasonably assured.

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  Specifically, we analyze the age of receivable balances, our historical bad debts write-off experience, and our respective customer’s creditworthiness to determine the appropriate allowance for doubtful accounts. At September 30, 2007 and September 30, 2006, our allowance for doubtful accounts was approximately $47,000.  Changes to this account are reflected in the general and administrative expense line of our statement of operations.  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, the assessments of new customers’ creditworthiness, changes in customer circumstances, or other factors could have a material effect on the recorded allowance.

Inventory Valuation

We use certain estimates and judgments to value our inventory. Our inventory is recorded at the lower of cost or market. Our inventory consists primarily of finished goods that are custom made by our suppliers based on firm orders from our OEM customers and held for our account.  We also supply custom manufactured inventory to our customers’ distribution hubs in anticipation of their draw-downs to fulfill orders; we also periodically stock inventory in anticipation of orders from our OEM customers when it appears to us commercially advantageous to do so. We also hold inventory in support of our aftermarket business. At the end of each fiscal quarter, we evaluate our ending inventories, and we establish an allowance for inventory that is considered obsolete, slow moving or otherwise un-saleable.  This evaluation includes among other factors analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand.  We physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $0.6 million and $0.2 million at September 30, 2007 and September 30, 2006, respectively.  The cost of obsolete inventory (approximately $0.6 million and $0.2 million at September 30, 2007 and 2006, respectively) is included in cost of goods sold on our statement of operations.

Forward Industries, Inc.

The vast majority of our production is made to customer specifications and thus not fit for sale in the general market.  If a customer elects not to accept delivery, or defaults on a purchase order or commitment, or returns inventory from a hub without payment in accordance with the hub arrangements, additional inventory write-downs or reserves may be required and would be reflected in cost of goods sold in the period the revision is made. Historically, actual inventory valuation results have not deviated significantly from those previously estimated by us.  However, our experience with our customers’ distribution hub arrangements is limited and may inhibit our ability to anticipate developments that may result in changes to our reserves.

Deferred Income Taxes

In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we are subject to taxation. This process involves estimating current income tax expense as well as future tax assets and liabilities resulting from temporary differences between the financial statement and income tax bases of assets and liabilities, and tax net operating loss carryforwards. These deferred tax assets and liabilities, are included in our consolidated balance sheet to the extent that realization of these benefits are more likely than not.

 Management evaluates the realizability of our deferred tax assets on a quarterly basis and assesses the need for valuation allowances. Our deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income, and the impact of our tax planning strategies. We record a valuation allowance to reduce deferred tax assets when it is determined, on a more likely than not basis, that we will not be able to use all or part of our deferred tax assets. No valuation allowances were recorded in respect of these deferred tax assets as of September 30, 2007 and 2006.

In the event that it should be subsequently determined that we can not, on a more likely than not basis, realize all or part of our deferred tax assets, if any, in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made. Changes in our deferred tax assets are reflected in the tax expense (benefit) line of our consolidated statements of operations. We had approximately $0.3 million and $83,000 of deferred tax assets at September 30, 2007, and September 30, 2006, respectively.

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

Trends in Results of Operations

  We foresee a continuation of weak results from our major OEM customers.  While revenues from Lifescan, now our largest customer, have trended higher, gross margin on these sales is relatively narrow.  Revenue from Motorola, historically our largest customer, has trended down on a comparable quarter basis since the first quarter of Fiscal 2006 through the end of Fiscal 2007. Moreover, this downtrend accelerated in the third and fourth quarters of Fiscal 2007.  We believe as part of the economics accompanying our customer’s cell phone launch cycle, in which certain very successful models (for which we have supplied accessories in-box), after an extended time on the market, make a pricing transition to mid- and lower-tier phones, that Motorola has reduced and/or eliminated the inclusion of accessories in-box, with consequent revenue loss for us. Currently, we foresee no imminent new “in-box” programs or developments to reverse this trend in the immediate future.  We believe that sales under our license agreement with Motorola are being, and will continue to be, similarly affected as consumers may be less inclined to purchase relatively high cost cases and other accessories for mature, lower-tier phones.  Absent a reversal of this trend, which we do not foresee in the immediate future, and absent a material increase in sales revenues from other product markets, we will incur an operating loss, and possibly a net loss, in respect of the first fiscal quarter of 2008.

  We anticipate that gross profit and gross profit percentage will continue to be impacted by several factors. First, reduction in volume demand in Fiscal 2007 was, and we anticipate for the foreseeable future likely will be, the most significant factor in the level of gross profit. Second, we anticipate that our gross profit will continue to be pressured by a difficult pricing environment for both our cell phone carry solution product line (OEM and licensed sales) and also our blood glucose carry case product line. Third, margins on certain higher volume blood glucose monitoring programs are already narrow and if revenue from these programs account for an overall higher percentage of our revenue mix, we believe our gross profit percentage may deteriorate further. Fourth, and perhaps most significantly, our license with Motorola expires on December 31, 2007. To date, we have received no constructive response upon which to base negotiations for such renewal or extension.  Our gross margin in aftermarket sales tend to be more favorable for our results of operations than OEM sales.  The impact of any loss of some or all aftermarket sales under the Motorola license would likely have a material and adverse effect on our gross margin.  Such an outcome would make it more difficult to return to profitability in our operating results.

  We believe that recent, macro-economic developments in or affecting China’s economy will contribute to rising costs of goods sold, which will pressure gross profit.  We face rising labor costs (particularly in South China, where we source the majority of our products), higher fuel costs, and the rising value of the Renminbi in comparison to the U.S. dollar.  We believe that currently we have relatively little ability to pass these higher costs on to our larger customers.

  Our customer base is becoming more concentrated. In Fiscal 2007, three customers, including their subsidiaries, affiliates, or their contract manufacturers, accounted for 72% of our net sales.  In Fiscal 2006, these customers accounted for 65% of our net sales.  Sales to a fourth customer, Bayer Healthcare LLC (“Bayer”), declined to an immaterial amount during Fiscal 2007 as our sole “in-box” program with them concluded.  In Fiscal 2006, sales to Bayer represented 8% of our net sales. Although we continue to pursue additional opportunities with Bayer (as well as other OEM suppliers of handheld devices), as of September 30, 2007, we have not been selected to participate in any new “in-box” programs or successors to those that concluded.

Forward Industries, Inc.

  Our Fiscal 2007 operating results led to a pre- tax net loss that would have been significantly larger but for the substantial level of “other income”, which consists primarily of interest income on cash balances.  We anticipate that these conditions will likely persist in the foreseeable future absent any significant reductions in selling, general, and administrative expense or improvements to our gross profit.

  Our inventory remains at historically high levels primarily as a result of supporting hub agreements entered into with two of our largest OEM customers.  We expect inventory to remain at this higher level in the foreseeable future in large part because of the recent entry into additional hub agreements with these customers.  Under these agreements, we are required to source and ship our products to our OEM customers’ distribution hubs at multiple locations, but do not invoice the OEM customers until they withdraw our product from the hub for sale through their chain of distribution. The implementation of these arrangements negatively affects our liquidity. In Fiscal 2007, we entered into several new hub arrangements, bringing the total to seven active hub agreements.

Results of Operations for Fiscal 2007 compared to Fiscal 2006

Net income (loss)

We recorded a net loss in Fiscal 2007 of $0.6 million compared to net income of $1.5 million in Fiscal 2006, a decrease of $2.1 million.  The decrease was primarily due to a $3.0 million, or 39%, reduction in gross profit, due primarily to a $7.5 million decline in sales of cell phone carry solution products. In addition to lower gross profit, net income was adversely affected by an increase in selling, general and administrative expenses of $0.5 million, or 8%, primarily due to higher professional fees, personnel costs and insurance costs.  These declines were offset in small part by a change in tax benefit of $1.2 million and by an increase in other income of $0.2 million. Basic and diluted per share data was ($0.07) for Fiscal 2007, compared to $0.20 and $0.19 for Fiscal 2006. The decrease in earnings per share in Fiscal 2007 was due to the decrease in net income.

Net Sales

Net sales decreased $8.4 million, or 27%, to $22.2 million in Fiscal 2007 compared to $30.6 million in Fiscal 2006 due primarily to lower sales of cell phone products, which declined $7.5 million, or 48%, and, to a much lesser extent, lower sales of carry cases for diabetic products, which declined $0.5 million, or 4%, and lower sales of cases for other products, which declined $0.5 million, or 12%.  The tables below set forth approximate sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for Fiscal 2007 (millions of dollars)
	APAC	Americas	EMEA	Total
Cell Phone Products	$ 3.3	$2.0	$2.8	$ 8.1
Diabetic Products	7.2	2.1	1.6	10.9
Other Products	0.4	2.6	0.1	3.1
Totals*	$10.9	$6.7	$4.5	$22.1

Net Sales for Fiscal 2006 (millions of dollars)
	APAC	Americas	EMEA	Total
Cell Phone Products	$ 6.7	$ 3.7	$5.2	$15.6
Diabetic Products	5.7	4.1	1.6	11.4
Other Products	0.9	2.6	0.1	3.6
Totals*	$13.3	$10.4	$6.9	$30.6

* Tables may not total due to rounding.

Cell Phone Product Sales

Our cell phone carry solutions products include carrying cases for handsets and camera attachments, plastic belt clips, carrying case straps and bags, screen cleaners, decorative faceplates, and other attachments used to carry or enhance the appearance of cellular telephone handsets.

We design to the order of and sell these products directly to cell phone handset original equipment manufacturers, including Motorola.  Our cases are packaged as an accessory "in-box" with the handsets that are sold by our OEM customers.  In addition, under our license agreement with Motorola we distribute our products as separately packaged accessories directly to third party wholesalers and retailers in the EMEA and APAC Regions. Cell phone product sales consisted of OEM “in-box” sales to Motorola and sales under our license agreements. See “Risk Factors” in Item 1A of this Annual Report:  “We have to date been unable to conclude a new license agreement with Motorola; we are unable to predict if or when a new or extended agreement will be offered on terms acceptable to us; the absence of a renewal or extended license could have a material and adverse effect on our results of operations and financial condition.”

Total sales of cell phone products decreased $7.5 million, or 48%, to $8.1 million in Fiscal 2007 from $15.6 million in Fiscal 2006. “In-box” sales to Motorola, our only OEM cell phone customer for Fiscal 2007, decreased $5.3 million from Fiscal 2006 due to an overall reduction in demand for our products.

Sales to third party distributors and retailers under our license agreement with Motorola totaled $1.9 million in Fiscal 2007 compared to $3.2 million in Fiscal 2006, a decrease of $1.3 million, or 41%.  We believe that sales under our license agreement with Motorola are being, and will continue to be, adversely affected as consumers may be less inclined to purchase relatively high cost cases and other accessories for mature, lower-tier phones accessorized by our products.   We believe that the decline may also be attributable to the licensor’s direct sales in the EMEA Region to one or more distributors.

Sales of carry solutions for cell phone products represented 37% of our total net sales in Fiscal 2007 compared to 51% in 2006 Period, due primarily to the decline in cell phone sales that was proportionately greater than the decline in sales of diabetic products.

Diabetic Product Sales

We design to the order of and sell directly to OEMs carrying cases used by diabetics to carry their personal electronic, blood glucose monitoring kits. OEM customers for these carrying cases include Abbott, Bayer, Lifescan (a subsidiary of Johnson & Johnson) and Roche Diagnostics.  Our carrying cases are packaged as an accessory "in-box" with the monitoring kits that are sold by our OEM customers.

Forward Industries, Inc.

Sales of cases for blood glucose monitoring kits decreased $0.5 million, or 4%, to $10.9 million in Fiscal 2007 from $11.4 million in Fiscal 2006. This decrease was primarily due to a decline in sales to Bayer of $2.3 million, or 95%, due to the winding down of a significant program with this customer by the beginning of Fiscal 2007, and to a much lesser extent, a decline in sales to Abbott of $0.4 million, or 13%. These declines were partially offset by higher sales to Lifescan, our largest OEM customer for these cases, and Roche, with increases of $1.8 million, or 34%, and $0.4 million, or 291%, respectively.  The increase in Lifescan sales was due primarily to two “in-box” programs that have continued from Fiscal 2006. Fluctuations in diabetic product sales to other customers were immaterial.

Sales of carrying cases for blood glucose monitoring kits represented 49% of our total net sales in Fiscal 2007 compared to 37% of our total net sales in Fiscal 2006.

Other Product Sales

We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players, and other carrying solutions for a wide assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By the nature of our distribution in this market composed of many niche products, sales of these customized products to order in their product category vary from period to period without necessarily reflecting a significant trend in overall demand for these items.  Sales of other products decreased $0.5 million, or 12%, to $3.1 million in Fiscal 2007 from $3.6 million in Fiscal 2006 due primarily to the winding down of a program with one customer in this product line by the beginning of Fiscal 2007.

Gross Profit

Gross profit decreased $3.0 million, or 39%, to $4.8 million in Fiscal 2007 from $7.8 million in Fiscal 2006 due primarily to the lower sales volumes across all three product lines.  Gross profit percentage was also adversely affected by a shift in our product mix as sales of cases for blood glucose monitoring kits, which typically have narrow margins, accounted for an overall higher percentage of our sales in Fiscal 2007 given the decline in sales of cell phone products. In addition, to lower sales volumes of cell phone products, our margins have narrowed on “in-box” sales of these products during Fiscal 2007 as we continue to be affected by a difficult pricing environment and increases in our costs of materials, as well as labor and other costs at our Chinese vendors’ facilities. Finally, our gross profit was adversely affected by an increase of $0.4 million in our cost of obsolete inventory.

Gross profit as a percentage of net sales decreased to 21.7% in Fiscal 2007 from 25.6% in Fiscal 2006 due to the factors discussed above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $0.5 million, or 8%, to $6.6 million in Fiscal 2007 from $6.1 million in Fiscal 2006. This increase was due to $0.3 million of increased legal and other professional fees, most of which were incurred in the course of defending a purported class action litigation against the Company that was subsequently dismissed, $0.2 million in increased personnel expenses, due to changes in personnel and remuneration, and $0.1 million of increased insurance costs. These increases were offset in small part by a decline in royalty expense of $0.1 million due to lower sales of licensed products.  No bonus compensation was paid to executive officers in Fiscal 2007 or Fiscal 2006.

Other Income (Expense)

Other income increased 32% to $1.0 million in Fiscal 2007 compared to $0.8 million in Fiscal 2006 resulting primarily from higher interest income due to higher average rates on higher average cash balances.

Pre-tax Income

Pre-tax income decreased $3.3 million to a pre-tax loss of $0.8 in Fiscal 2007 from $2.5 million of pre-tax income in Fiscal 2006 as a result of the changes as described above.

Forward Industries, Inc.

Income Taxes

Our effective income tax rate was 31% in Fiscal 2007 compared to 38% in Fiscal 2006 as a result of the higher relative contribution of taxable income (loss) from the EMEA Region, which is taxed at a lower rate than United States taxable income (loss).  This had a disproportionate impact on an overall smaller taxable loss base.  Our effective tax rate does not approximate the United States statutory federal income tax rate primarily due to tax rate differentials in respect of state and foreign taxes, to which income recorded by Forward Innovations is subject.  Provision (Benefit) for income taxes decreased $1.2 million in Fiscal 2007 to a benefit from income taxes of $0.2, compared to income tax expense of $1.0 million in Fiscal 2006. The income tax benefit consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 9 to the Financial Statements in Item 8 of this Annual Report.

We consider the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At September 30, 2007, those cumulative earnings were $4.8 million.

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

Net Sales

Net sales decreased $21.3 million or 41% to $30.6 million in Fiscal 2006 compared to $51.9 million in Fiscal 2005. As described in greater detail under “Cell Phone Product Sales” below, the decrease in net sales was due to lower sales volumes of cell phone carrying case solutions products, which decreased $21.0 million or 57%, and, to a much lesser extent, lower sales of carrying cases for blood glucose monitoring kits for diabetics, which decreased $0.4 million or 3%. The tables below set forth approximate sales by product line and geographic locations of our customers for the periods indicated.

Net Sales for Fiscal 2006 (millions of dollars)
	APAC	Americas	EMEA	Total
Cell Phone Products	$6.7	$3.7	$5.2	$15.6
Diabetic Products	5.7	4.1	1.6	11.4
Other Product Sales	0.9	2.6	0.1	3.6
Totals*	$13.3	$10.4	$6.9	$ 30.6

Net Sales for Fiscal 2005 (millions of dollars)
	APAC	Americas	EMEA	Total
Cell Phone Products	$12.7	$5.0	$18.9	$ 36.6
Diabetic Products	5.7	3.7	2.4	11.8
Other Product Sales	0.5	3.0	--	3.5
Total*	$18.9	$11.7	$21.3	$ 51.9

* Tables may not total due to rounding.

Forward Industries, Inc.

Cell Phone Product Sales:

Total sales of cell phone products decreased $21.0 million or 57%, to $15.6 million in Fiscal 2006 from $36.6 million in Fiscal 2005. OEM cell phone product sales decreased $22.5 million or 65% in Fiscal 2006 from $34.8 million in Fiscal 2005. Sales to Motorola (excluding sales under license) declined $17.7 million to $11.3 million in Fiscal 2006 from $29.0 million in Fiscal 2005. Nokia revenues declined $4.7 million to $1.0 million in Fiscal 2006 from $5.7 million in Fiscal 2005.  In general, the decline in OEM cell phone sales was the result of reduced volumes in demand from Motorola and Nokia for products included “in-box” for three major programs that drove sales to exceptional levels during Fiscal 2005 (two of which substantially terminated in Fiscal 2006), sharply reduced margins on such reduced volumes as a result of pricing pressure experienced from these OEM customers, and the absence of robust, new “in box” business from these customers to compensate for the impact of the declines in such three programs.

With respect to the largest of those programs, consisting of cases and cleaning cloths sold “in box” with a popular Motorola cell phone (the V3 Razr) and which alone accounted for 47% of all net sales in Fiscal 2005, sales from this program declined $19.3 million, or 79%, to $5.0 million in Fiscal 2006 from $24.3 million in Fiscal 2005.

To a much lesser extent, our OEM cell phone revenue was adversely affected by adoption of a sourcing, billing, and payment arrangement in China in place during Fiscal 2006 for one OEM customer’s products in which, due to the terms of the arrangement and accounting principles generally accepted in the United States we were required to recognize revenue only to the extent of the related gross profit on sales to this customer.  This arrangement was in place during latter part of Fiscal 2005. Had we not implemented this arrangement, our OEM cell phone revenues would have been $1.1 million higher in Fiscal 2006.

Sales to third parties under our license agreement with Motorola totaled $3.2 million in Fiscal 2006 compared to $1.5 million in the Fiscal 2005, an increase of $1.7 million, or 113%, which we believe is inversely related to the sales of carry accessories included “in-box” by our OEM customers.

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

Gross Profit

Gross profit decreased $10.8 million, or 58%, to $7.8 million in Fiscal 2006 from $18.6 million in Fiscal 2005 primarily as a result of lower sales revenues due to lower sales volumes and pricing pressures from OEM customers with respect to certain programs. In addition, we experienced a rapid shift in our product mix to lower margin items, which further adversely affected our gross profit. Gross profit as a percentage of net sales decreased to 25.6% in Fiscal 2006 from 35.8% in Fiscal 2005. Although we have been successful in certain cases in reducing our costs of materials/supply to mitigate pricing pressure, this was not true across all product sales.  Additionally, the cost of operating our Hong Kong facility, which constitutes part of cost of goods sold on our income statement, was relatively fixed and, on a lower revenue base, acted as a drag on our gross profit percentage. Finally, our shipping costs increased in Fiscal 2006 as a result of increased reliance on air freight to meet product shipping deadlines, and this further eroded our gross profit percentage.

Forward Industries, Inc.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $0.1 million, or 2%, to $6.1 million in Fiscal 2006 from $6.2 million in Fiscal 2005 due primarily to lower personnel expenses and professional fees, offset in part by higher expenses in other categories.  Personnel expenses decreased $0.5 million, or 13%, to $3.5 million from $4.0 million primarily as a result of lower performance-based bonuses paid to executive officers and lower payroll taxes associated with the exercise of fewer stock options. Professional fees decreased $0.1 million to $0.3 million due primarily to lower legal fees. These decreases were offset in part by increases of $0.2 million in “other” general and administrative expense, which consists primarily of directors and officers liability insurance, general liability insurance, and directors fees, and royalty expenses, which increased $0.1 million, or 35%, to $0.5 million in Fiscal 2006 from Fiscal 2005 on higher sales of licensed products, as well as increases in other categories of expense. Changes in other selling, general, and administrative accounts were not material. See Item 10. “Executive Compensation” of this Annual Report.

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

We have in the past considered the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At September 30, 2006, those cumulative earnings were $5.0 million.

Liquidity and Capital Resources

During Fiscal 2007, we generated $1.9 million of cash from operations compared to $3.2 million in Fiscal 2006. Our operating cash flows in Fiscal 2007 consisted of a net loss of $0.6 million, offset by $0.6 million for non-cash items, and $1.8 million for net changes in working capital items, consisting primarily of changes in accounts receivable and inventories of $1.9 million and $0.8 million, respectively, offset, in part, by changes in accounts payable, accrued expenses and other current liabilities, and prepaid expenses and other assets of $0.2 million, $0.4 million and $0.3 million, respectively. The changes in accounts receivable, inventory, and accounts payable in Fiscal 2007 are attributable to the lower levels of sales and related purchases in Fiscal 2007. The change in accrued expenses is primarily a result of remuneration and taxes that were accrued in Fiscal 2006 that were subsequently paid in Fiscal 2007. No such accruals were required as of September 30, 2007. The change in prepaid expenses and other current assets is primarily due to an increase in estimated tax payments made for the 2007 Fiscal year and customs and duties payments made in the course of shipping our products for which we expect to be reimbursed.

Forward Industries, Inc.

Our operating cash flows in Fiscal 2006 consisted of net income of $1.5 million, increased by $0.5 million for non-cash items. These cash flows were decreased by net changes in working capital items of $1.2 million, consisting primarily of a change in accounts receivable of $6.6 million, which was offset, in part, by changes in inventories and accounts payable, and accrued expenses of $1.6 million, $3.0 million, and $0.7 million, respectively.

Investing activities used $60,000 in Fiscal 2007 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software. In Fiscal 2006, investing activities generated $75,000 from the sale of marketable securities and used $49,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

Financing activities used $232,000 to purchase 70,000 shares of the Company’s common stock in open market purchases during Fiscal 2007 and generated $93,000 from the issuance of common stock upon the exercise of stock options to purchase 53,000 shares under our 1996 Stock Incentive Plan. In Fiscal 2006, net financing activities generated $88,000 in cash from the issuance of common stock upon the exercise of stock options to purchase 27,900 shares under our 1996 Stock Incentive Plan.

At September 30, 2007, our current ratio (current assets divided by current liabilities) was 11.95; our quick ratio (current assets less inventories divided by current liabilities) was 11.46; and our working capital (current assets less current liabilities) was $24.2 million.  As of such date, we had no short or long-term debt outstanding.

Our primary sources of liquidity are cash on hand, our operating cash flow, and our bank credit facilities. Currently, the primary demands on our working capital are: loss from operations, our accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders and we order from our suppliers; and our commitments under our license agreement with Motorola. If the license agreement with Motorola is not renewed or extended on terms acceptable to us, we will no longer incur such minimum royalty commitments, but the demands on our working capital from operating losses may increase.  See Item 1A “Risk Factors” in this Annual Report:  “We have to date been unable to conclude a new license agreement with Motorola; we are unable to predict if or when a new or extended agreement will be offered on terms acceptable to us; the absence of a renewal or extended license could have a material and adverse effect on our results of operations and financial condition”. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. We anticipate that our liquidity and financial resources for the ensuing fiscal year will be adequate to manage our financial requirements.

In February 2007, Forward and Koszegi renewed their credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit, expiring March 2008. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to maintain certain financial covenants including the  maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi’s assets and certain assets of Forward Industries.  At September 30, 2007, there were no outstanding borrowings or letter of credit obligations under this facility.   See Note 5 to the consolidated Financial Statements set forth in Item 8 of this Annual Report.

Forward Industries, Inc.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans. In connection with this facility, Forward Innovations has agreed to certain financial covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as September 30, 2007). At September 30, 2007 Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 ($315,000) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Notes 5 and 6 to the consolidated Financial Statements set forth in Item 8 of this Annual Report.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. Under that authorization, as of September 30, 2007, we had repurchased an aggregate of 172,603 shares at a cost of $0.4 million, including 70,000 shares at a cost of $0.2 million during Fiscal 2007, but none during Fiscal 2006.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States are not recorded as a liability.   The following is a summary of such contractual cash obligations as of September 30, 2007:

Contractual Obligation or Commitment	Oct 07 – Sep 08	Oct 08- Sep 10	Oct 10 – Sep 12	Thereafter
Employment & Consulting Agreements	$494,000	$206,000	$ --	$ --
Operating Leases	318,000	462,000	241,000	--
License Agreements**	89,000	--	--	--
Totals	$901,000	$668,000	$241,000	$ --

** The amount shown as license agreement obligation represents the minimum amount the Company would incur as a royalty expense under the present terms of its Motorola license agreement. Such royalty would be incurred in respect of the period October 1, 2007 – December 31, 2007.  The license agreement expires December 31, 2007, and if not renewed or extended, no future obligations will be incurred thereunder for other future periods shown in the table.

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations.  We have not engaged in interest rate swaps, foreign currency hedges or other derivative transactions designed to mitigate these risks.  We do not enter into market sensitive instruments for trading purposes.

Interest Rate Risk

The predominant portion of our cash and equivalents is invested in money market funds and overnight interest rate sensitive securities.  The values of these investments do not fluctuate materially due to their short term nature and are not subject to interest rate risks; however, the income we earn on our invested cash will fluctuate with changes in interest rates.  Our credit facilities in the United States and Switzerland are also based on variable interest rates.  Although we have not had any borrowings under these facilities in several years, and did not have any borrowings outstanding as of September 30, 2007, any such borrowings would be subject to interest rate risk if we decide to borrow against these credit lines.  Given the lack of borrowings, our current cash position and the dollar amount of these credit lines we do not believe a change in interest rates would be material to our financial results.

Foreign Currency Risk

As a result of our global operating activities, we are exposed to changes in foreign currency exchange rates that may adversely affect our results of operations and financial condition. Our exposure is concentrated in the Euro, Swiss Franc, and Hong Kong dollar. In Fiscal 2007, approximately 11% of our sales were denominated in Euros.  In addition, certain operating expenses of our Swiss subsidiary are paid in Euros or Swiss Francs, whereas, certain operating expenses of our Hong Kong subsidiary are paid in the Hong Kong dollar. Because we have determined that the US dollar is the functional currency of our foreign subsidiaries, the gains and losses resulting from converting these transactions to the U.S. dollar for financial statement presentation purposes are included in our results of operations as a component of our net income (loss). See “Notes to Consolidated Financial Statements, Note 2 –Accounting Policies – Foreign Currency Transactions” in Item 8. of this Annual Report for a description of our foreign currency accounting policies.

We estimate that an adverse movement of 20% in these foreign currencies exchange rates would have decreased our results of operations by approximately $0.9 million, before taxes, for the fiscal year ended September 30, 2007.

We purchase substantially all our entire inventory from China and although these transactions are denominated in U.S. dollars, our suppliers may pay their expenses in Chinese Yuan. If the rate of the Yuan to the U.S. dollar fluctuates our suppliers are likely to change the prices they charge to us further subjecting our operating results to foreign currency risk.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto and supplementary data included in this Annual Report may be found at pages 38 to 58   of this Annual Report.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.           CONTROLS AND PROCEDURES

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report (the fourth fiscal quarter of Fiscal 2007 in the case of this Annual Report on Form 10-K). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report (the fourth fiscal quarter of Fiscal 2007 in the case of this Annual Report on Form 10-K), to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation required by Rule 13aa-15(d) of the Exchange Act as to whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the last fiscal quarter of Fiscal 2007.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the last fiscal quarter of Fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.           OTHER INFORMATION

None

PART III

ITEM 10.           DIRECTORS, EXECUTIVE AND CORPORATE GOVERNANCE

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2008 (the “2008 Proxy Statement”) under the heading “Election of Directors.”  Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.” The information regarding our code of ethics is incorporated by reference to the 2008 Proxy Statement under the heading “Code of Ethics.”

ITEM 11.           EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the heading “Executive Compensation and Related Information.”

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND management AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the heading “Certain Relationships, Director Independence, and Related Transactions.”

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.   Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm (Kaufman, Rossin & Co., P.A..)
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.

b.   Exhibits

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
10.1

License Agreement, effective as of October 1, 2004, between Motorola, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 18, 2004.

	10.2	1996 Stock Incentive Plan of Forward Industries, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 of the Company, as filed on April 25, 2003).
10.3

Amendment One to Employment Agreement effective as of July 12, 2005 between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2005).

	10.4	Employment Agreement effective as of October 1, 2005 between the Company and Jerome E. Ball (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2005).

10.5

Employment Agreement effective as of October 1, 2005 between the Company and Michael M. Schiffman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2005).

10.6

Employment Agreement effective as of October 1, 2005 between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 28, 2005).

	10.7	Forward Industries, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company, as filed on July 10, 2007).
	10.8	Consulting Agreement, dated August 15, 2007, between Jerome E. Ball and Forward Industries, Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company as filed on August 16, 2007).
21.	SUBSIDIARIES OF THE REGISTRANT
	21.1	List of Subsidiaries of Forward Industries, Inc.
23.	CONSENT OF EXPERTS AND COUNSEL
	23.1	Consent of Kaufman, Rossin & Co., P.A. relating to 1996 Stock Incentive Plan
31.	CERTIFICATIONS PURSUANT TO RULE 13a-14(a) (Section 302 of Sarbanes-Oxley)
	31.1	Certification of Jerome E. Ball
	31.2	Certification of Douglas W. Sabra
32.	CERTIFICATIONS PURSUANT TO RULE 13a-14(b) (Section 906 of Sarbanes-Oxley)
	32.1	Certifications of Jerome E. Ball and Douglas W. Sabra

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and subsidiaries (the Company) as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. and subsidiaries at September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida

November 29, 2007

FORWARD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND 2006

	September 30,	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$20,267,791	$18,609,371
Accounts receivable, net	4,135,117	6,069,058
Inventories, net	1,072,360	2,449,065
Prepaid expenses and other current assets	628,786	329,461
Deferred tax asset	279,741	83,000
Total current assets	26,383,795	27,539,955

Property, plant, and equipment, net	160,644	190,084
Deferred tax asset	29,898	--
Other assets	57,538	51,932
Total Assets	$26,631,875	$27,781,971

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,904,946	$ 2,141,191
Accrued expenses and other current liabilities	303,185	690,413
Total current liabilities	2,208,131	2,831,604

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,488,932 and 8,424,931 shares issued, respectively (including 633,493 and 563,493 held in treasury, respectively )	84,889	84,249
Capital in excess of par value.	15,546,046	15,287,952
Treasury stock, 633,493 and 563,493 shares at cost, respectively	(1,085,057)	(853,159)
Retained earnings	9,877,866	10,431,325
Total shareholders' equity	24,423,744	24,950,367
Total liabilities and shareholders’ equity	$26,631,875	$27,781,971

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2007	2006	2005
Net sales	$22,150,513	$30,607,843	$51,868,962
Cost of goods sold	17,346,913	22,772,938	33,282,203
Gross profit	4,803,600	7,834,905	18,586,759

Operating expenses:
Selling	3,641,000	3,563,570	3,517,088
General and administrative	2,977,660	2,545,848	2,731,284
Total operating expenses	6,618,660	6,109,418	6,248,372

(Loss) income from operations	(1,815,060)	1,725,487	12,338,387

Other income:
Interest income	1,001,091	779,647	130,719
Other income (expense), net	11,130	(11,966)	19,948
Total other income	1,012,221	767,681	150,667

(Loss) income before provision (benefit) for income taxes	(802,839)	2,493,168	12,489,054
(Benefit) provision for income taxes	(249,380)	952,000	3,054,615
Net (loss) income	$ (553,459)	$1,541,168	$9,434,439

Net (loss) income per common and common equivalent share
Basic	$ (0.07)	$ 0.20	$ 1.37
Diluted	$ (0.07)	$ 0.19	$ 1.26

Weighted average number of common and common equivalent shares outstanding
Basic	7,844,376	7,855,637	6,873,217
Diluted	7,844,376	8,005,111	7,482,510

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Number of Shares	Amount
Balance at September 30, 2004	$7,618,797	6,789,931	$67,899	$ 8,948,339	($544,282)	563,493	$ (853,159)
Disgorgement of short-swing profits – net of taxes of $95,000	161,363	--	--	161,363	--	--	--
Commons stock issued upon exercise of stock options	3,542,391	1,607,100	16,071	3,526,320	--	--	--
Tax benefit from exercise of stock options	2,085,150	--	--	2,085,150	--	--	--
Net income	9,434,439	--	--	--	9,434,439	--	--
Balance at September 30, 2005	22,842,140	8,397,031	83,970	14,721,172	8,890,157	563,493	(853,159)
Common stock issued upon exercise of stock options	87,659	27,900	279	87,380	--	--	--
Tax benefit from exercise of stock options	479,400	--	--	479,400	--	--	--
Net income	1,541,168	--	--	--	1,541,168	--	--
Balance at September 30, 2006	24,950,367	8,424,931	84,249	15,287,952	10,431,325	563,493	(853,159)
Common stock issued upon exercise of stock options	92,750	53,000	530	92,220	--	--	--
Share-based compensation	165,984	11,001-	110	165,874	--	--	--
Repurchases of common stock	(231,898)	--	--	--	--	70,000	(231,898)
Net loss	(553,459)	--	--	--	(553,459)	--	--
Balance at September 30, 2007	$24,423,744)	8,488,932	$84,889	$15,546,046	$9,877,866	633,493	($1,085,057)

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2007	2006	2005
Operating activities:
Net (loss) income	($553,459)	$1,541,168	$9,434,439
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for obsolete inventory	613,109	262,937	107,632
Share-based compensation	165,984	--	--
Deferred income taxes	(226,639)	132,647	470,965
Depreciation and amortization	89,955	102,662	123,850
Gain on marketable equity securities	--	--	(75,034)
Loss on sale of property, plant and equipment	--	--	4,000
Provision for bad debt expense	--	7,700	25,787
Changes in operating assets and liabilities:
Accounts receivable	1,933,941	6,631,926	(9,124,912)
Inventories	763,596	(1,598,845)	(409,095)
Prepaid expenses and other current assets	(299,325)	(115,449)	(23,936)
Other assets	(5,606)	(7,465)	500
Accounts payable	(236,245)	(3,017,830)	3,345,478
Accrued expenses and other current liabilities	(387,228)	(735,612)	3,233,549
Net cash provided by operating activities	1,858,083	3,203,839	7,113,223

Investing activities:
Purchases of property, plant, and equipment	(60,515)	(48,900)	(108,653)
Proceeds from sale of marketable equity securities	--	75,034	--
Proceeds from sale of property, plant and equipment	--	--	1,000
Net cash (used) provided by investing activities	(60,515)	26,134	(107,653)

Financing activities:
Purchases of treasury stock	(231,898)	--	--
Proceeds from exercise of stock options	92,750	87,659	3,542,391
Proceeds from disgorgement of short-swing profits	--	--	256,363
Net cash (used) provided by financing activities	(139,148)	87,659	3,798,754

Net increase in cash and cash equivalents	1,658,420	3,317,632	10,804,324

Cash and cash equivalents at beginning of period	18,609,371	15,291,739	4,487,415

Cash and cash equivalents at end of period	$20,267,791	$18,609,371	$15,291,739

Supplemental Disclosures of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	$ --	$ --	$ --
Income Taxes	$ 239,079	$ 630,000	$ 34,700

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1             OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design, marketing, and distribution of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl, and other synthetic fabrics.  The cases and other products are used primarily for the protection and transport of portable electronic devices such as cellular phones and medical devices. The Company markets products as a direct seller to original-equipment-manufacturers in the EMEA Region (meaning the geographic area encompassing Europe, the Middle East and Africa), the APAC Region (meaning the Asia Pacific Region, encompassing Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam) and  the Americas (meaning the geographic area, encompassing North, Central and South America) and as a seller to retailers and wholesalers in Europe, the Middle East and Africa under non-exclusive licenses for certain trademarks.

NOTE 2             ACCOUNTING POLICIES

Accounting Estimates

Preparing the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

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

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with various customers. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of our customers are generally net thirty (30) to net sixty (60), however, certain customers, particularly the Company’s largest, have extended payment terms up to 90 days. The Company has not historically experienced significant losses in extending credit to customers.  At September 30, 2007 and 2006, the allowance for doubtful accounts was approximately $47,000.

NOTE 2             ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  The Company periodically evaluates its inventories and records a provision to reduce slow moving, obsolete, or otherwise un-saleable inventories to net realizable value. The Company physically disposes of inventory once its marketability has been determined to be zero. At September 30, 2007 and 2006, the allowance for obsolete inventory was approximately $558,000 and $227,000, respectively.

Property, Plant and Equipment

Property, plant and equipment consist of furniture, fixtures and equipment, and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Income Taxes

The Company accounts for its income taxes in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes (SFAS 109), which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.

Revenue Recognition

In accordance with the requirements of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, the Company recognizes revenue from product sales to customers when: products that do not require further services by the Company are shipped, there are no uncertainties surrounding customer acceptance, and collectibility is reasonably assured.

Supplier Rebates

Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company has entered into agreements with several of its suppliers that grant the Company a rebate based on its level of purchases made during each quarter. In lieu of a cash payment from these suppliers the Company generally receives a credit memo. The Company reduces accounts payable to the supplier and cost of goods sold each quarter as the Company earns the rebates.  For the fiscal years ended September 30, 2007, 2006 and 2005 the cumulative amounts of such quarterly rebates were approximately $504,000 and $659,000 and $1,242,000, respectively. The quarterly rebates are net of amounts allocated to unsold inventories and are reflected in the accompanying consolidated statements of operations as a reduction of cost of goods sold.

Shipping and Handling Costs

The Company expenses shipping and handling costs as a component of cost of goods sold.

NOTE 2             ACCOUNTING POLICIES (CONTINUED)

Advertising Expenses

Advertising costs, consisting primarily of sample expense and product brochures, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of operations and amounted to approximately $80,000, $78,000 and $66,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

Foreign Currency Transactions

The functional currency of each of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Transactions denominated in a foreign currency may generate receivables or payables that are fixed in terms of the amount of the foreign currency that will be received or paid. Fluctuations in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations.

In addition, assets and liabilities that are denominated in foreign currencies are translated into U.S. dollars at the rate of exchange at the balance sheet date. These translation adjustments are likewise included in “other income (expense), net” in the accompanying consolidated statements of operations.

The net gain (loss) from foreign currency transactions and translations was approximately $11,000, ($12,000) and ($53,000) for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Comprehensive (Loss) Income

For the fiscal years ended September 30, 2007, 2006 and 2005, the Company did not have any components of comprehensive (loss) income other than net (loss) income.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as amended by FASB Interpretation No. 48-1, Definition of Settlement in FASB Interpretation No. 48 on May 2, 2007 (FIN 48). FIN 48, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clarifies that income taxes are outside the scope of FASB Statement No. 5, Accounting for Contingencies.

FIN 48 applies to all tax positions related to income taxes subject to SFAS 109. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company has adopted FIN 48 effective October 1, 2007.  The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial statements.

NOTE 2             ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, of adoption of SFAS No. 159 will have on its consolidated financial statements.

NOTE 3             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and related accumulated depreciation are summarized in the table below:

	For the Fiscal Years Ended September 30,
	2007	2006
Furniture, fixtures and equipment	$951,478	$893,446
Leasehold improvements	170,280	167,796
Property, plant and equipment, cost	1,121,758	1,061,242
Less accumulated depreciation	(961,114)	(871,158)
Property, plant and equipment, net	$160,644	$190,084

NOTE 4             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	For the Fiscal Years Ended September 30,
	2007	2006
Accrued wages, bonuses and related expenses	$137,457	$332,877
Accrued royalties and commissions	89,249	130,501
Accrued expenses	76,479	37,293
Accrued income taxes	--	189,742
Accrued expenses and other current liabilities	$303,185	$690,413

NOTE 5             DEBT

In February 2007, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc. renewed their credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit, expiring March 2008. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to comply with certain financial covenants, including the maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi’s assets and certain assets of Forward, principally its holdings of Koszegi’s capital stock.  There were no borrowings or letter of credit obligations outstanding at any time under this facility during the fiscal years ended September 30, 2007 and 2006.

In 2003, Forward’s wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% at September 30, 2007 and 2006).  At September 30, 2007 and 2006, Forward Innovations is contingently liable to the bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (approximately $315,000 and $284,000 at September 30, 2007 and 2006, respectively) in favor of Forward Innovations’ freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

NOTE 6             COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company has been granted a license for the use of certain trademarks by  Motorola, Inc. ("Motorola") for the distribution and sale of carry solution products throughout the EMEA Region under a non-exclusive license agreement effective October 1, 2004.  The license agreement expires by its terms on December 31, 2007.  Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region, subject to payment of minimum royalties (irrespective of actual net sales) to Motorola over the following three contract periods:

Contract Period 1:  October 1, 2004 to December 31, 2005

Contract Period 2:  January 1, 2006 to December 31, 2006

Contract Period 3:  January 1, 2007 to December 31, 2007

The minimum royalty payment to Motorola for Contract Period 1 was agreed at $375,000, or $300,000 annualized.  The license terms further provide that, prior to the commencement of each subsequent contract period, the parties would attempt to negotiate a new minimum royalty amount for the ensuing contract period, in the absence of which a default formula would apply.  The default formula provides that the minimum royalty payment for the ensuing Contract Period may not be less than seventy-five per cent (75%) of the annualized royalties payable in respect of actual sales for the previous Contract Period, provided, however, that in no event may the minimum royalty in such ensuing Contract Period be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of such prior Contract Period’s annual minimum royalty. The Company and Motorola were unable to negotiate new agreed minimum royalty payment amounts for Contract Period 2 and Contract Period 3. Consequently, application of the default formula resulted in fixing the minimum royalty amounts at $225,000 for Contract Period 2 and $281,000 for Contract Period 3.

NOTE 6             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Royalty Commitments (continued)

In July 2005, the license agreement with Motorola was amended to expand the licensed territory to include the APAC Region as well as the EMEA Region in consideration for payment of additional royalties on sales in such licensed territory, subject to payment of minimum royalties, separate and apart from royalties payable in respect of sales in the EMEA Region.

Under its current license agreement with Motorola, the Company recorded royalty expense of approximately $404,000, $525,000 and $310,000 for the fiscal years ended September 30, 2007, 2006, and 2005, respectively. These amounts are included in selling expenses in the accompanying consolidated statements of operations.  These amounts represent royalties paid in respect of actual sales and in each case (except in the case of Fiscal 2007) represent an amount in excess (and in lieu) of the minimum royalties otherwise payable to Motorola in respect of those periods. The minimum royalties for the fiscal years ended September, 30, 2007, 2006, and 2005, were $336,000, $291,000 and $310,000, respectively.

Bank Guarantee

In July 2002, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (approximately $315,000 and $284,000 as of September 30, 2007 and 2006, respectively) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. Commencing December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of September 30, 2007, the Company has not incurred a liability in connection with this guarantee.

Employment Agreements

On December 27, 2005, upon the recommendation of the Compensation Committee of the Board of Directors, the Company entered into new Employment Agreements with each of Mr. Jerome E. Ball and Mr. Michael M. Schiffman. The employment term of these agreements, which terminated and replaced the existing agreements between the Company and each such officer, run from the effective date of October 1, 2005, until December 31, 2007, except Mr. Sabra's agreement which expires December 31, 2008, unless otherwise terminated or extended pursuant to the terms of each agreement. Each agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). If the Company gives such notice, subject to certain conditions, the executive would be entitled to receive six months salary at the rate then in effect as severance.

Under his agreement, Mr. Ball is employed as the Company's Chairman and Chief Executive Officer at an annual salary of $325,000.  Under his agreement, Mr. Schiffman is employed as its President and Chief Operating Officer at an annual salary of $325,000.  Under his employment agreement, Mr. Sabra is employed as Vice President and Chief Financial Officer at an annual salary of $185,000.  In November 2006, the Compensation Committee of the Board of Directors voted to increase the annual salary of Mr. Sabra pursuant to his employment agreement with the company to $225,000 effective from the time of the announcement; no changes were made to any other term of Mr. Sabra's employment agreement.

NOTE 6             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements (continued)

 As set forth under "Consulting Agreement" below, Mr. Ball is retiring as Chief Executive Officer effective December 31, 2007, and has agreed to consult for the Company.  Mr. Schiffman's term of office as President and Chief Operating Officer will expire December 31, 2007.  The Company and Mr. Schiffman are in negotiations relating to severance and other arrangements.

Each of the above executives is eligible to receive an annual bonus based on achieving certain financial goals relating to operating income as determined at the beginning of each fiscal year and non-financial goals, in each case as determined by the Compensation Committee of the Board of Directors.  The maximum amount of bonus payable under their existing agreements is equal to 50% of their combined annual salaries, the distribution of which is determined by a formula set by the Compensation Committee. However, as permitted by the agreements, the Compensation Committee may, in its sole discretion, grant an amount in excess of such maximum to recognize the executive’s achievements.

In addition to the foregoing, the agreements provide that each executive may terminate his agreement in the event that “good cause” (as defined in each such agreement) is established, in which case the executive would be entitled to receive on the date of termination one-half his salary for the year in which such termination occurs plus the amount of the bonus to which he would otherwise be entitled, pro rated to the date of termination (and calculated as set forth in each such agreement).  In addition, in the case of death during the term of the agreement, the executive’s estate is entitled to the bonus to which he would otherwise have been entitled, pro rated to the date of death, together with benefits made available to employees generally, including under the Company’s retirement and group life insurance plans. Each such executive has also agreed to be bound by certain covenants that restrict his ability to compete with the Company or solicit the employment of Company employees after the term of his employment, prohibits disclosure of Company confidential information and restricts the executive, subject to certain customary exceptions, from making investments in entities that compete with the Company.

Amounts incurred under employment agreements in effect during the fiscal years ended September 30, 2007, 2006 and 2005, amounted to $870,000, $835,000 and $1,196,250 for the years ended September 30, 2006 and 2005, respectively, including accrued bonus obligations.  For Fiscal 2007 and 2006, under the terms of their employment agreements, Messrs. Ball, Schiffman, and Sabra did not earn bonuses. For Fiscal 2005, under the terms of their employment agreements, Messrs. Ball, Schiffman, and Sabra earned bonuses of $214,000, $151,000 and $142,500, respectively, which were accrued at September 30, 2005.

Consulting Arrangement

    The Company entered into a two-year consulting agreement with its Chief Executive Officer, Jerome E. Ball, to become effective upon his retirement as chief executive officer as of January 1, 2008.  Under this consulting agreement the Company will retain him to advise the Company as to its principal customer relationships, development and strategies under its business plan, and potential acquisitions and/or business combinations. In exchange for such services, the Company has agreed to pay Mr. Ball $10,000 per month during the term of the consulting agreement, scheduled to commence January 1, 2008 and expire December 31, 2009. If the agreement is terminated due to Mr. Ball’s permanent disability or death during the term of the agreement, the Company has agreed to pay Mr. Ball or his estate, as the case may be, one half the payments remaining under the agreement as a termination benefit.  In addition, if during the term of the agreement Mr. Ball is re-elected to the Board of Directors and serves as its Chairman, he will be entitled to a fee of $25,000 per annum, payable in monthly installments.

NOTE 6             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments

The Company rents certain of its facilities under leases expiring at various dates through May 2012. Total rent expense for the years ended September 30, 2007, 2006 and 2005, amounted to approximately $280,000 $257,000 and $245,000, respectively. Minimum future rental commitments under such leases for future fiscal years are summarized below:

Fiscal Year Ended September 30,	Amount

2008	$ 318,000
2009	297,000
2010	165,000
2011	145,000
2012	96,000
Thereafter	--
Total lease commitments	$1,021,000

NOTE 7             SHAREHOLDERS’ EQUITY

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

Stock Repurchase

On September 27, 2002, the Board of Directors of the Company authorized the repurchase of up to 400,000 shares of the Company’s outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, the Company’s Board of Directors increased the amount of shares authorized for repurchase to 486,200. During the fiscal year ended September 30, 2007, the Company repurchased 70,000 of its shares in the open market for approximately $232,000 under such authorization. No shares were repurchased in the fiscal year ended September 30, 2006. As of September 30, 2007, the Company has repurchased an aggregate of 172,603 shares at a cost of approximately $403,000 since the inception of the program.

Short-Swing Sale

During the fiscal year ended September 30, 2005, a director of the Company sold shares of the Company’s common stock in transactions deemed to be short-swing sales in accordance with Section 16(b) of the Securities Exchange Act of 1934. Section 16(b) provides that any profits realized by an insider (including any director or officer) from a non-exempt purchase and sale, or any sale and purchase, of an equity security of the issuer within any period of less than six months are recoverable by the issuer, irrespective of the intention of the insider in entering into such transaction.   Accordingly, the director disgorged to the Company the profits realized from the stock sale in the amount of approximately $256,000. The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds, net of tax, as an increase in additional paid-in capital in its financial statements.

NOTE 8             STOCK BASED COMPENSATION

In November 1996, the Company’s Board of Directors adopted the 1996 Stock Incentive Plan (the 1996 Plan), pursuant to which up to 4,000,000 shares of common stock were issuable to officers, employees and non-employee directors of the Company upon the exercise of incentive stock options and nonqualified stock options. This plan was approved by shareholders in 1997.  The exercise price of incentive options granted under the 1996 Plan were required by its provisions to be equal at least to the fair market value of the common stock at the date of grant. Options expire ten years after the date of grant and generally vest in equal proportions over three years. In November, 2006, the 1996 Plan expired in accordance with the terms thereof.

NOTE 8             STOCK BASED COMPENSATION (CONTINUED)

In February 2007, the Company’s Board of Directors adopted the 2007 Equity Incentive Plan (the 2007 Plan), pursuant to which up to 400,000 shares of common stock can be issued to officers, employees and non-employee directors of the Company upon the grant of restricted common stock and the exercise of stock options granted to such persons. This plan was approved by shareholders in May 2007.  The price at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock at the date of grant. The Company’s Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and generally vest in equal proportions over three years.

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

Under SFAS No. 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. Compensation cost for stock option awards granted under the Company’s 1996 Plan (expired in November 2006) is measured using the Black-Scholes model. Compensation cost for restricted stock awards granted under the Company’s 2007 Plan is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards is generally recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. Compensation cost for awards with graded vesting is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Under the provisions of SFAS 123R, the Company recorded $166,000 of share-based compensation cost in its Consolidated Statements of Operations for the fiscal year ended September 30, 2007.

NOTE 8             STOCK BASED COMPENSATION

Adoption of new Accounting Guidance (continued)

The table below illustrates the effect on net income and income per share during the fiscal year ended September 30, 2006, as if we had then applied the fair value recognition provisions of SFAS No. 123R.

	For the fiscal year ended September 30,
	2006	2005
Net income, as reported	$1,541,168	$9,434,439
Total share-based employee compensation cost determined under SFAS No. 123R for all awards, net of tax	119,064	274,194
Pro forma net income	$1,422,104	$9,160,245

Net income per share:
Basic – as reported	$0.20	$1.37
Basic – pro forma	$0.18	$1.33

Diluted – as reported	$0.19	$1.26
Diluted – pro forma	$0.18	$1.22

NOTE 8             STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards

As of October 1, 2006, all stock option awards granted under the 1996 Plan were fully vested. During the fiscal year ended September 30, 2007, the Company, granted stock option awards to purchase an aggregate of 40,000 shares of its common stock under the 2007 Plan to its independent directors. Accordingly, the Company recognized compensation cost of $99,000 related to stock option awards in its Consolidated Statements of Operations for the fiscal year ended September 30, 2007.

A summary of the stock option activity under our Stock Incentive Plans during the fiscal years ended September 30, 2007, 2006 and 2005 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2004	1,813,750	$2.17
Granted	30,000	$15.91
Exercised	(1,607,100)	$2.20
Forfeited	--	--
Expired	--	--
Outstanding at September 30, 2005	236,650	$3.71
Granted	40,000	$6.02
Exercised	(27,900)	$3.14
Forfeited	--	--
Expired	--	--
Outstanding at September 30, 2006	248,750	$4.15
Granted	40,000	2.85
Exercised	(53,000)	1.75
Forfeited	--	--
Expired	(3,750)	2.00
Outstanding at September 30, 2007	232,000	$4.51	4.68	$233,000

Options vested or expected to vest at September 30, 2007	232,000	$4.51	4.68	$233,000
Options exercisable at September 30, 2007	232,000	$4.51	4.68	$233,000

NOTE 8             STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The table below provides additional information regarding stock option awards that were outstanding and exercisable at September 30, 2007.

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding at September 30, 2007	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$1.75 to $2.85	162,000	3.19	$1.32
$6.02	40,000	8.59	$6.02
$15.91	30,000	7.56	$15.91
	232,000

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Fiscal Years Ended September 30,
	2007	2006
Expected term (in years)	5.0	5.0
Risk-free interest rate	5.24%	4.70%
Expected volatility	86.1%	96.2%
Expected dividend yield	0%	0%

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

The Company estimates the expected term, volatility and forfeitures of share-based awards based upon historical data.

Restricted Stock Awards

In May 2007 the Compensation Committee granted awards of 33,000 shares of restricted stock, in the aggregate, to certain key employees, one of whom also serves as a director, pursuant to the 2007 Plan.  Vesting of the restricted stock is subject to a continued service condition with one-third of the awards vesting immediately on the date of grant and one-third vesting each year on the anniversary date the awards were granted.  The grant date aggregate fair value of the awards was approximately $115,000, or $3.49 per share. The fair value of the awards was equal to the market value of the Company’s common stock on the grant date.

NOTE 8             STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards (continued)

The following table summarizes restricted stock activity from October 1, 2006 through September 30, 2007.

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at October 1, 2007	--	--
Changes during the period:
Shares granted	33,000	$3.49
Shares vested	(11,001)	$3.49
Shares forfeited	--	--
Nonvested balance at September 30, 2007	21,999	$3.49

As of September 30, 2007, there was $48,000 of total unrecognized compensation cost related to restricted stock awards granted under the 2007 Equity Incentive Plan. That cost is expected to be recognized over two years.

Warrants

During Fiscal 1999, the Company issued warrants to purchase 380,000 shares of the Company's common stock to three consultants as partial consideration for services in such areas as investment banking and shareholder relations matters. These warrants were not issued pursuant to a shareholder approved equity compensation plan. As of September 30, 2007, all such warrants had expired unexercised except warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75, and such warrants are outstanding and expire 90 days after a registration statement, which includes all the shares underlying the warrants, is declared effective by the Securities and Exchange Commission. As of September 30, 2007, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 9             INCOME TAXES

The Company’s income tax (benefit) provision consists of the following United States and foreign components:

	For the Fiscal Years Ended September 30,
	2007	2006	2005
U.S. Federal and State
Current	--	$810,000	$2,040,905
Deferred	(229,843)	133,000	565,965

Foreign:
Current	--	9,000	447,745
Deferred	(19,537)	--	--
Income tax (benefit) provision	($249,380)	$952,000	$3,054,615

NOTE 9             INCOME TAXES (CONTINUED)

The deferred tax (benefit) provision is the change in the deferred tax assets and liabilities representing the tax consequences of changed in the amount of temporary differences, net operating loss carryforwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	As of September 30,
	2007	2006
Deferred tax assets:
Net operating losses	$146,737	$ --
Inventory reserve and capitalization	202,950	149,578
Share-based compensation	45,577	--
Allowance for doubtful accounts	7,156	7,148
	402,420	156,726
Deferred tax liabilities:
Prepaid insurance	(77,102)	(68,726)
Depreciation	(15,679)	(5,000)
	(92,781)	(73,726)
Net deferred tax assets	$309,639	$ 83,000

The Company believes that it is more likely than not that the deferred tax assets will be realized through future taxable income. Accordingly, the Company has not recorded a valuation allowance against its deferred tax assets as of September 30, 2007. The Company  had net operating losses of approximately  $350,000 and $230,000 for United States and foreign income tax purposes, respectively, as of September 30, 2007.  The Company intends to carryback to prior tax years the United States net operating loss for an estimated refund of approximately $127,000.

For the fiscal years ended September 30, 2007, 2006 and 2005, the Company recorded a (benefit) provision for income taxes of approximately ($249,000), $952,000 and $3,055,000, respectively. The significant elements contributing to the difference between the federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Fiscal Years Ended September 30,
	2007	2006	2005
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	1.8%	1.7%	1.6%
Non-deductible items	(1.1%)	0.2%	0.1%
Foreign tax rate differential	(7.9%)	(1.3%)	(10.2%)
Other	4.3%	3.4%	(1.0%)
Effective tax rate	31.1%	38.0%	24.5%

Effective June 2001, undistributed earnings of the Company’s Swiss subsidiary are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At September 30, 2007 and 2006, the Company’s Swiss subsidiary had approximately $4,774,000 and $4,985,000 of accumulated undistributed earnings, respectively.

NOTE 10           (LOSS) EARNINGS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options, computed using the treasury stock method. For this purpose, the average quoted market prices on the NASDAQ SmallCap Market for the Company's common stock for the fiscal years ended September 30, 2007, 2006 and 2005 were $3.95, $9.99 and $7.66, respectively.

NOTE 10           (LOSS) EARNINGS PER SHARE (CONTINUED)

Loss per share data for the fiscal year ended September 30, 2007 excludes all outstanding options as inclusion of such shares would be anti-dilutive. For the fiscal years ended September 30, 2007 and 2006, options to purchase a total of 237,000 and 70,000 shares of common stock were outstanding, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average quoted market price of the Company’s common stock, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings per Share (“SFAS 128”). No shares were excluded from the computation of diluted earnings per share for the fiscal year ended September 30, 2005.

In accordance with the contingently issuable shares provision of SFAS 128, 21,999 shares of service-based common stock awards (“restricted stock”) granted in Fiscal 2007 were excluded from the calculation of diluted earnings per share for the fiscal year ended September 30, 2007.

NOTE 11           401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. The Company, at its discretion, may contribute up to $0.40 on each dollar of employee contribution.  The Company's matching contributions were approximately $75,000, $63,000 and $72,000 for the years ended September 30, 2007, 2006 and 2005, respectively, and are reflected in the accompanying consolidated statements of operations.  The Company's contributions vest equally over a three-year period.

NOTE 12           LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2007, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

On October 3, 2006, the Company was served with a summons and purported class action complaint that was filed July 31, 2006, in a matter captioned Lynn Finkelstein & Company, Inc., on behalf of certain of its clients as attorney-in-fact and all others similarly situated, Plaintiff, vs. Forward Industries, Inc. and certain of its executive officers, in their individual capacities, Defendants, brought in the United States District Court for the Southern District of Florida (Case No. 06-21922-Civ).  The complaint alleged that the Company during the purported class period July 25, 2005, to February 2, 2006, made certain misrepresentations of fact, or failed to disclose certain material facts, and violated certain generally accepted accounting principles in the presentation of its financial statements included in its periodic reports filed with the Commission pursuant to the Exchange Act.

 On September 14, 2007, the United States District Court for the Southern District of Florida issued an order granting the Company’s motion to dismiss this purported class action complaint. The Court’s orders specify that the complaint is dismissed with prejudice for failure to satisfy the pleading requirements of the Private Securities Litigation Reform Act of 1995. In addition, plaintiff’s motion for oral argument was denied.  Plaintiff elected not to appeal the Court’s orders within the required 30-day period.

NOTE 13           OPERATING SEGMENT INFORMATION

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

Revenues from External Customers

The following table presents net sales related to these geographic segments.

	(dollars in thousands)
	For the Fiscal Years Ended September 30,
	2007	2006	2005
APAC	$10,945	$13,347	$18,903
Americas	6,690	10,403	11,669
EMEA	4,516	6,858	21,297
Total net sales	$22,151	$30,608	$51,869

Long-Lived Assets (Net of Accumulated Depreciation)

Identifiable long-lived assets, consisting entirely of property, plant and equipment, by geographic region are as follows:

	(dollars in thousands)
	As of September 30,
	2007	2006
APAC	$39	$48
Americas	110	125
EMEA	12	17
Total net sales	$161	$190

Supplier Concentration

Substantially all of the Company’s products are purchased from suppliers in the APAC geographic region.

Major Customers

The following customers or their affiliates accounted for more than ten percent of the Company’s net sales, by geographic region:

	Fiscal Year Ended September 30, 2007
	Americas	EMEA	APAC	Total Company
Lifescan, Inc	--%	--%	64%	32%
Motorola Inc. *	29%	19%	30%	27%
Abbott Laboratories	27%	22%	1%	13%

	Fiscal Year Ended September 30, 2006
	Americas	EMEA	APAC	Total Company
Motorola Inc. *	35%	27%	45%	37%
Lifescan, Inc	1%	9%	39%	19%

NOTE 13           OPERATING SEGMENT INFORMATION (CONTINUED)

Major Customers (continued):

	Fiscal Year Ended September 30, 2005
	Americas	EMEA	APAC	Total Company
Motorola Inc. *	9%	30%	17%	56%
Lifescan, Inc	0%	1%	11%	12%
Nokia	1%	3%	7%	11%

* Motorola percentages do not include the sale of licensed Motorola products made by the Company to third parties under its license agreement with Motorola.  Other than the customers presented in the table above, no other single customer comprised more than 10% of the Company’s net sales.

Two customers accounted for approximately 75% of the Company’s accounts receivable at September 30, 2007 and September 30, 2006, respectively.

NOTE 14           QUARTERLY RESULTS

	Amounts in thousands (except per share data)
	Fiscal Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Net sales	$7,434	$5,876	$4,401	$4,439
Gross profit	$1,957	$1,301	$941	$605
Net income (loss)	$373	($35)	($283)	($609)
Basis per share data	$0.05	($0.00)	($0.04)	($0.08)
Diluted per share data	$0.05	($0.00)	($0.04)	($0.08)

	Amounts in thousands (except per share data)
	Fiscal Quarter Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Net sales	$8,670	$6,457	$7,305	$8,176
Gross profit	$2,644	$1,414	$1,745	$2,032
Net income (loss)	$774	$64	$285	$418
Basis per share data	$0.10	$0.01	$ 0.04	$0.05
Diluted per share data	$0.10	$0.01	$ 0.04	$0.05

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  November 29, 2007

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

Douglas W. Sabra
Vice President, Chief Financial Officer and
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

November 29, 2007	/s/Jerome E. Ball
Jerome E. Ball
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

November 29, 2007	/s/Douglas W. Sabra
Douglas W. Sabra
Chief Financial Officer and Vice President
(Principal Financial Officer and
Principal Accounting Officer)

November 29, 2007	/s/Michael Schiffman
Michael Schiffman
President and Director

November 29, 2007	/s/Bruce Galloway
Bruce Galloway
Director

November 29, 2007	/s/Edwin Levy
Edwin Levy
Director

November 29, 2007	/s/Louis Lipschitz
Louis Lipschitz
Director

November 29, 2007	/s/Norman Ricken
Norman Ricken
Director

Exhibit Index

3.	ARTICLES OF INCORPORATION AND BY-LAWS
	3.1	Certificate of Incorporation of the Company as amended (incorporated by reference to Exhibit 2(a) to the Form 10-SB)
	3.2	By-Laws (incorporated by reference to Exhibit 2(b) to the Form 10-SB)
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
10.1

License Agreement, effective as of October 1, 2004, between Motorola, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 18, 2004.

	10.2	1996 Stock Incentive Plan of Forward Industries, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 of the Company, as filed on April 25, 2003).
10.3

Amendment One to Employment Agreement effective as of July 12, 2005 between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2005).

	10.4	Employment Agreement effective as of October 1, 2005 between the Company and Jerome E. Ball (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 28, 2005).
	10.5	Employment Agreement effective as of October 1, 2005 between the Company and Michael M. Schiffman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2005).
	10.6	Employment Agreement effective as of October 1, 2005 between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 28, 2005).
	10.7	Forward Industries, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company, as filed on July 10, 2007).
	10.8	Consulting Agreement, dated August 15, 2007, between Jerome E. Ball and Forward Industries, Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company as filed on August 16, 2007).
21.	SUBSIDIARIES OF THE REGISTRANT
	21.1	List of Subsidiaries of Forward Industries, Inc.
23.	CONSENT OF EXPERTS AND COUNSEL
	23.1	Consent of Kaufman, Rossin & Co., P.A. relating to 1996 Stock Incentive Plan
31.	CERTIFICATIONS PURSUANT TO RULE 13a-14(a) (Section 302 of Sarbanes-Oxley)
	31.1	Certification of Jerome E. Ball
	31.2	Certification of Douglas W. Sabra
32.	CERTIFICATIONS PURSUANT TO RULE 13a-14(b) (Section 906 of Sarbanes-Oxley)
	32.1	Certifications of Jerome E. Ball and Douglas W. Sabra