Form 10-Q
period 2007-12-31
FORWARD INDUSTRIES INC
filed 2008-02-13
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31 , 2007.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at December 31, 2007, was 7,855,439  shares.

Forward Industries, Inc.

Note Regarding Use of Certain Terms

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "we", "our", and the "Company"  refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; “Forward” or “Forward Industries” refers to Forward Industries, Inc.; “common stock” refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries’ wholly owned subsidiary Koszegi Industries, Inc., an Indiana corporation; “Koszegi Asia” refers to Forward Industries’ wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; “Forward Innovations” refers to Forward Industries’ wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation;  “GAAP” refers to accounting principles generally accepted in the United States; “Commission” refers to the United States Securities and Exchange Commission; “Exchange Act” refers to the United States Securities Exchange Act of 1934; the “2008 Quarter” refers to the three months ended December 31, 2007; the “2007 Quarter” refers to the three months ended December 31, 2006; “Fiscal 2008” refers to our fiscal year ending September 30, 2008; “Fiscal 2007” refers to our fiscal year ended September 30, 2007; “EMEA Region” means the geographic area encompassing Europe, the Middle East and Africa; APAC Region means the Asia Pacific Region, consisting of Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam; and “Americas” refers to the geographic area encompassing North, Central, and South America.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$21,298,124	$20,267,791
Accounts receivable, net	3,925,324	4,135,117
Inventories, net	1,355,400	1,072,360
Prepaid expenses and other current assets	626,604	628,786
Deferred tax asset	309,461	279,741
Total current assets	27,514,913	26,383,795

Property, plant, and equipment, net	162,956	160,644
Deferred tax asset	--	29,898
Other assets	77,409	57,538
Total Assets	$27,755,278	$26,631,875

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$ 3,176,938	$1,904,946
Accrued expenses and other current liabilities	427,264	303,185
Total current liabilities	3,604,202	2,208,131

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,488,932 shares issued (including 633,493 held in treasury)	84,889	84,889
Capital in excess of par value	15,560,442	15,546,046
Treasury stock, 633,493 shares at cost	(1,085,057)	(1,085,057)
Retained earnings	9,590,802	9,877,866
Total shareholders' equity	24,151,076	24,423,744
Total liabilities and shareholders’ equity	$27,755,278	$26,631,875

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
	Three Months Ended December 31,
	2007	2006
Net sales	$4,953,090	$7,434,422
Cost of goods sold	3,835,270	5,477,712
Gross profit	1,117,820	1,956,710

Operating expenses:
Selling	779,705	850,911
General and administrative	934,924	895,114
Total operating expenses	1,714,629	1,746,025

(Loss) income from operations	(596,809)	210,685

Other income:
Interest income	239,619	241,290
Other income, net	13,497	10,733
Total other income	253,116	252,023

(Loss) income before provision (benefit) for income taxes	(343,693)	462,708
(Benefit) provision for income taxes	(56,629)	90,000
Net (loss) income	$ (287,064)	$ 372,708

Net (loss) income per common and common equivalent share
Basic	$(0.04)	$0.05
Diluted	$(0.04)	$0.05

Weighted average number of common and common equivalent shares outstanding
Basic	7,855,439	7,861,438
Diluted	7,855,439	7,978,869

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended December 31,
	2007	2006
Operating activities:
Net (loss) income	$(287,064)	$372,708
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for obsolete inventory	129,524	54,000
Depreciation and amortization	16,580	22,210
Share-based compensation	14,396	--
Deferred income taxes	178	(5,000)
Provision for bad debt expense	(20,033)	--
Changes in operating assets and liabilities:
Accounts receivable	229,826	917,221
Inventories	(412,564)	(70,994)
Prepaid expenses and other current assets	2,182	(54,257)
Other assets	(19,871)	1,520
Accounts payable	1,271,992	1,610,809
Accrued expenses and other current liabilities	124,079	(299,102)
Net cash provided by operating activities	1,049,225	2,549,115

Investing activities:
Purchases of property, plant, and equipment	(18,892)	(5,190)
Net cash used by investing activities	(18,892)	(5,190)

Net cash (used) provided by financing activities	--	--

Net increase in cash and cash equivalents	1,030,333	2,543,925

Cash and cash equivalents at beginning of period	20,267,791	18,609,371

Cash and cash equivalents at end of period	$21,298,124	$21,153,296

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design, marketing, and distribution of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl, and other synthetic fabrics.  The cases and other products are used primarily for the protection and transport of portable electronic devices such as cellular phones and medical devices. The Company markets products as a direct seller to original-equipment-manufacturers in the EMEA Region (meaning the geographic area encompassing Europe, the Middle East and Africa), the APAC Region (meaning the Asia Pacific Region, encompassing Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam) and  the Americas (meaning the geographic area, encompassing North, Central, and South America) and as a seller to retailers and wholesalers in Europe, the Middle East and Africa under non-exclusive licenses for certain trademarks.  This license expired December 31, 2007.  See Note 9.

In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 2008. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended September 30, 2007, and with the disclosures and risk factors presented therein.

NOTE 2     ACCOUNTING POLICIES

Accounting estimates

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

Supplier Rebates

Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company has entered into agreements with several of its suppliers that grant the Company a rebate based on its level of purchases made during each quarter. In lieu of a cash payment from these suppliers the Company generally receives a credit memo. The Company reduces accounts payable to the supplier and cost of goods sold each quarter as the Company earns the rebates.  For the three-month periods ended December 31, 2007 and 2006, the cumulative amounts of such quarterly rebates were approximately $102,000 and $193,000, respectively. The quarterly rebates are net of amounts allocated to unsold inventories and are reflected in the accompanying consolidated statements of operations as a reduction of cost of goods sold.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions

The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income, net” in the accompanying unaudited consolidated statements of operations. The net gains from foreign currency transactions were approximately $10,000 and $11,000 for the three-month periods ended December 31, 2007 and 2006, respectively.

Comprehensive (Loss) Income

 For the three-month periods ended December 31, 2007 and 2006, the Company did not have any components of comprehensive (loss) income other than net (loss) income.

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

The Company adopted FIN 48 effective October 1, 2007.  The adoption of FIN 48 did not have a material impact on its consolidated financial statements.

NOTE 3     INVENTORIES

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Provision has been made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. Changes in this provision are reflected in the cost of goods sold line of the Company’s consolidated statements of operations.

NOTE 4     DEBT

In February 2007, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc. renewed their credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit.  This credit facility expires March 30, 2008. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to comply with certain financial covenants, including the maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi’s assets and certain assets of Forward.  There were no borrowings or letter of credit obligations outstanding under this facility during the three-month period ended December 31, 2007.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 4     DEBT (CONTINUED)

In 2003, Forward’s wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as December 31, 2007).  At December 31, 2007, Forward Innovations is contingently liable to the bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $327,000 as at December 31, 2007) in favor of Forward Innovations’ freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

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

	(all amounts in thousands of dollars)
	Three Months Ended December 31,
	2007	2006
APAC	$2,295	$3,356
Americas	1,524	2,462
EMEA	1,134	1,617
Total net sales	$4,953	$7,435

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     INCOME TAXES

The Company’s income tax (benefit) provision consists of the following United States and foreign components.

	Three Months Ended December 31,
U.S. Federal and State	2007	2006
Current	$ --	$68,000
Deferred	(50,229)	5,000

Foreign:
Current	--	17,000
Deferred	(6,400)	--
Income tax (benefit) provision	$(56,629)	$90,000

For the three-month periods ended December 31, 2007 and 2006, the Company recorded a (benefit) provision for income taxes of approximately $(57,000) and $90,000, respectively. The Company’s effective tax rate does not approximate the statutory United States federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes.

Effective June 2001, undistributed earnings of the Company’s Swiss subsidiary are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At December 31, 2007, the Company’s Swiss subsidiary had approximately $4,708,000 of accumulated undistributed earnings.

NOTE 7     (LOSS) EARNINGS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options, computed using the treasury stock method. For this purpose, the average quoted market prices on the NASDAQ SmallCap Market for the Company's common stock for the three-month periods ended December 31, 2007 and 2006, were $2.66 and $4.88, respectively.

Loss per share data for the three-month period ended December 31, 2007, excludes all outstanding options as inclusion of such shares would be anti-dilutive. Income per share data for the three-month period ended December 31, 2006, excludes options to purchase a total of 70,000 shares of common stock from the computation of diluted earnings per share because the exercise prices were greater than the average quoted market price of the Company’s common stock, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings per Share (“SFAS 128”).

In accordance with the contingently issuable shares provision of SFAS 128, 21,999 shares of service-based common stock awards (“restricted stock”) were excluded from the calculation of diluted loss per share for the three-month period ended December 31, 2007.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 8     STOCK BASED COMPENSATION

In May 2007, shareholders of the Company approved the 2007 Equity Incentive Plan (the 2007 Plan), pursuant to which up to 400,000 shares of common stock can be issued to officers, employees and non-employee directors of the Company upon the grant of restricted common stock and the exercise of stock options granted to such persons. This plan was adopted by the Board of Directors in February 2007.  The price at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock at the date of grant. The Company’s Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and restricted stock grants generally vest in equal proportions over three years.

The Company’s 1996 Stock Incentive Plan (the 1996 Plan) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees and non-employee directors of the Company were required by its provisions to be equal at least to the fair market value of the common stock at the date of grant. Options expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted pursuant to the 1996 Plan prior to expiration remain outstanding in accordance with the original terms of the grants.

Stock Option Awards

All stock option awards granted under the 1996 Plan and the 2007 plan are fully vested. During the three-month period ended December 31, 2007, the Company did not grant any stock option awards under the 2007 Plan. Accordingly, the Company did not recognize any compensation cost related to stock option awards in its consolidated statements of operations for the three-month period ended December 31, 2007.

A summary of the stock option activity under the 2007 Plan and the 1996 Plan during the three-month period ended December 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	232,000	$4.51	4.68	$233,000
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding at December 31, 2007	232,000	$4.51	4.17	$76,000

Options vested at December 31, 2007.	232,000	$4.51	4.17	$76,000
Options exercisable at December 31 , 2007	232,000	$4.51	4.17	$76,000

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 8     STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

The table below provides additional information regarding stock option awards that were outstanding and exercisable at December 31, 2007.

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding at December 31, 2007	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$1.75 to $2.85	162,000	2.56	$2.02
$6.02	40,000	8.34	$6.02
$15.91	30,000	7.31	$15.91
	232,000

Restricted Stock Awards

Under the 2007 Plan as of December 31, 2007, the Compensation Committee had approved awards of 56,000 shares of restricted stock (including 23,000 shares of restricted stock the grant date for which is January 2, 2008), in the aggregate, to certain key employees, one of whom also serves as a director, pursuant to the 2007 Plan.  Vesting of the restricted stock is generally subject to a continued service condition with one-third of the awards vesting each year on the anniversary date the awards were granted commencing on the first such anniversary date.  The fair value of the awards was equal to the market value of the Company’s common stock on the grant date. During the three-month period ended December 31, 2007 the Company recognized approximately $14,000 of compensation cost in its consolidated statements of operations related to restricted stock awards vesting under the 2007 Equity Plan.

The following table summarizes restricted stock activity from September 30, 2007 through December 31, 2007 (restricted stock grants approved during this period but having a grant date of January 2, 2008, are not reflected in the table).

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at September 30, 2007	21,999	$3.49
Changes during the period:
Shares granted	--	--
Shares vested	--	--
Shares forfeited	--	--
Nonvested balance at December 31 , 2007	21,999	$3.49

As of December 31, 2007, there was approximately $34,000 of total unrecognized compensation cost related to 21,999 of restricted stock awards (reflected in the table above) granted under the 2007 Equity Incentive Plan. That cost is expected to be recognized over the remainder of the requisite service period.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 8     STOCK BASED COMPENSATION (CONTINUED)

Warrants

As of December 31, 2007, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. These warrants are scheduled to expire 90 days after a registration statement is declared effective by the Securities and Exchange Commission. As of December 31, 2007, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 9     COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company was granted a license for the use of certain trademarks by Motorola, Inc. ("Motorola") for the distribution and sale of carry solution products throughout the EMEA Region under a non-exclusive license agreement effective October 1, 2004.  The license agreement expired by its terms on December 31, 2007, with the Company being obligated to pay a royalty on sales effected through the expiration date.  The Company and licensor are in negotiations to extend or renew the license.  Subject to successful conclusion of such negotiations, as to which there can be no assurance, the Company has limited sell-through rights with respect to unsold inventory on hand as of December 31, 2007, as to which it is also obligated to pay royalties.

Under the terms of the license agreement, the Company is required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region, subject to payment of minimum royalties (irrespective of actual net sales) to Motorola over three contract periods, the last two of which were calendar 2006 (Contract Period 2) and calendar 2007 (Contract Period 3).

The license terms provided that, prior to commencement of the latter two contract periods, the parties would attempt to negotiate a new minimum royalty amount for the ensuing contract period, in the absence of which a default formula would apply.  The default formula provided that the minimum royalty payment for the ensuing Contract Period may not be less than seventy-five per cent (75%) of the annualized royalties payable in respect of actual sales for the previous Contract Period, provided, however, that in no event may the minimum royalty in such ensuing Contract Period be less than seventy-five percent (75%) nor more than one-hundred-twenty-five percent (125%) of the amount of such prior Contract Period’s annual minimum royalty. The Company and Motorola were unable to negotiate new agreed minimum royalty payment amounts for Contract Period 2 and Contract Period 3. Consequently, application of the default formula resulted in fixing the minimum royalty amounts at $225,000 for Contract Period 2 and $281,000 for Contract Period 3.

In July 2005, the license agreement with Motorola was amended to expand the licensed territory to include the APAC Region as well as the EMEA Region in consideration for payment of additional royalties on sales in such licensed territory, subject to payment of minimum royalties, separate and apart from royalties payable in respect of sales in the EMEA Region.

Under the license the Company recorded royalty expense of approximately $89,000 and $137,000 for the three-month periods ended December 31, 2007 and 2006, respectively. These amounts are included in selling expenses in the accompanying consolidated statements of operations.  These amounts represent minimum royalty in respect of the 2008 Quarter and royalties paid in respect of actual sales in respect of the 2007 Quarter. The minimum royalties for the three-month periods ended December 31, 2007 and 2006 were $89,000 and $69,000, respectively.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bank Guarantee

In July 2002, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (equal to approximately $327,000 as of December 31, 2007) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. Commencing December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of December 31, 2007, the Company has not incurred a liability in connection with this guarantee.

Employment Agreements

Effective October 1, 2005, the Company entered into an employment agreement with each of Jerome E. Ball, Michael M. Schiffman, and Douglas W. Sabra in order to secure their services to Forward during the terms of their respective agreements.  Mr. Ball’s and Mr. Schiffman’s agreement expired December 31, 2007 (see Note 11 Subsequent Events, below, with respect to Mr. Schiffman’s separation arrangements).  Mr. Sabra’s agreement expires December 31, 2008. Mr. Sabra’s agreement, provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). If Forward gives such notice, subject to certain conditions, the executive would be entitled to receive six months salary, at the rate then in effect, as severance.  No stock options or other equity compensation is granted to any such executive pursuant to these agreements.

Under his employment agreement, which was amended in connection with his appointment to succeed Mr. Ball as Chief Executive Officer, Mr. Sabra is employed as President and Chief Executive Officer at an annual salary of $250,000, increased from $225,000.   At the time of this appointment and salary increase the Compensation Committee of the Company’s Board of Directors also determined to grant Mr. Sabra 20,000 shares of restricted stock under the 2007 Plan, with a grant date of January 2, 2008, vesting in equal proportions over three years from the grant date.

In addition, under his agreement Mr. Sabra is eligible to receive bonus compensation in each year of the term of his agreement based on financial incentives.  The formula, as amended, that determines the amount of bonus that may be earned in each year during the term of the agreement is based on a percentage of, Forward’s Pre-Tax Income (defined to exclude “other income”).

Mr. Sabra is entitled to receive customary benefits including health, life and disability insurance, auto allowances and participation in the Company's 401K retirement plan.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Arrangement

The Company entered into a two-year consulting agreement with its Chairman of its Board of Directors, Jerome E. Ball, effective upon his retirement as Chief Executive Officer on January 1, 2008.  Under this consulting agreement the Company has retained him to advise the Company as to its principal customer relationships, development and strategies under its business plan, and potential acquisitions and/or business combinations. In exchange for such services, the Company has agreed to pay Mr. Ball $10,000 per month during the term of the consulting agreement, which commenced January 1, 2008 and is scheduled to expire on December 31, 2009. If the agreement is terminated due to Mr. Ball’s permanent disability or death during the term of the agreement, the Company has agreed to pay Mr. Ball or his estate, as the case may be, one half the payments remaining under the agreement as a termination benefit.  In addition, if during the term of the agreement Mr. Ball is re-elected to the Board of Directors and serves as its Chairman, he will be entitled to a fee of $25,000 per annum, payable in monthly installments.

NOTE 10   LEGAL PROCEDINGS

            From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of December 31, 2007, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11   SUBSEQUENT EVENTS

On January 28, 2008, the Company entered into severance arrangements with Mr. Michael M. Schiffman, whose employment as President and Chief Operating Officer expired December 31, 2007.  Under these arrangements, in addition to other customary terms and conditions, Mr. Schiffman was granted a severance package consisting of $162,500, or six months salary at the annual rate under his employment agreement at expiration, vested benefits under the Company’s health and retirement plans in accordance with plan terms, and a release by the Company of potential claims,  Mr. Schiffman released the Company from potential claims and agreed to certain modifications of the non-competition and non-solicitation covenants contained in the employment agreement.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2007 (the “2008 Quarter”), with the three months ended December 31, 2006 (the “2007 Quarter”), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report. There have been no material changes in critical accounting estimates since September 30, 2007.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward-looking statements that are not based on historical fact and that involve assessments of certain risks, developments, and uncertainties.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual factors, developments, and events may differ materially from those assumed.  Such risk factors, developments, uncertainties, and contingencies developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our annual report on Form 10-K for the fiscal year ended September 30, 2007, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among other, the following: our success in winning new business from our customers and against competing vendors; whether replacement programs that we win will be as successful as those that are replaced; the loss of a key salesman who has significant influence on our relationships with certain Original Equipment Manufacturer (“OEM”) diabetic customers; levels of demand and pricing generally for cellular handsets and blood glucose monitoring devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; general economic and business conditions, nationally and internationally in the countries in which we do business; the expiration of our license agreement with Motorola by its terms on December 31, 2007, and the uncertainty as to whether such agreement will be renewed or extended on terms acceptable to us; the need to add materially to our inventory allowance, including the impact on inventory levels or saleability of inventory arising out of hub agreements we have entered into with two of our OEM customers; demographic changes; changes in technology, including developments affecting cellular handsets; developments in the treatment or control of diabetes that affect the incidence of use of handheld blood glucose monitors by diabetics; increased competition in the business of distribution of carry solutions for handheld electronic devices generally or increased competition to include carry solutions with products manufactured by our OEM customers in particular; changes affecting the business or business prospects of one or more of our principal OEM customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this report and our other reports filed with the Commission, including without limitation, those described under the caption Risk Factors contained in our Annual Report on Form 10-K for the year ended September 30, 2007.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns or results will not differ materially from those set forth in any forward looking statement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management’s discussion and analysis of financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. Please refer to “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, for further information regarding our critical accounting policies and estimates.

The notes to our audited consolidated financial statements and “Management’s Discussion and Analysis” included in our Annual Report on Form 10-K for the year ended September 30, 2007 (including the information under “Risk Factors” therein), the notes to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the factors and events described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that follows below, as well as the information contained under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q  contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to our overall financial performance, operations and financial position.

Revenue Recognition

In accordance with the requirements of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, the Company recognizes revenue from product sales to customers when: products that do not require further services by the Company are shipped; there are no uncertainties surrounding customer acceptance; and collectibility is reasonably assured.

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  Our analysis includes, among other factors, of the age of receivable balances, our historical bad debts write-off experience, and our respective customer’s creditworthiness to determine the appropriate allowance for doubtful accounts. At December 31, 2007 and September 30, 2007, our allowance for doubtful accounts was approximately $27,000 and $47,000, respectively.  Changes to this account are reflected in the general and administrative expense line of our consolidated statements of operations.  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, the assessments of new customers’ creditworthiness, changes in customer circumstances, or other factors could have a material effect on the recorded allowance.

Forward Industries, Inc.

Inventory Valuation

We make estimates and judgments to value our inventory. Our inventory is recorded at the lower of cost or market. The majority of our inventory consists of finished goods that are custom made by our suppliers based on firm orders from our OEM customers and held for our account.  We also supply custom manufactured inventory to our OEM customers’ distribution hubs in anticipation of their draw-downs to fulfill orders; we also periodically stock inventory in anticipation of orders from our OEM customers when it appears to us commercially advantageous to do so. We also hold inventory in support of our license agreement. At the end of each fiscal quarter, we evaluate our ending inventories, and we establish an allowance for inventory that is considered obsolete, slow moving, or otherwise un-saleable.  This evaluation includes, among other factors, analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand.  We physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $0.7 and $0.6 million at December 31, 2007 and September 30, 2007, respectively.  Changes to this account are reflected in the cost of goods sold line of our consolidated statements of operations.

The vast majority of our production is made to customer specifications.  If a customer elects not to accept delivery, or defaults on a purchase order or commitment, or returns inventory from its hub without payment in violation of the hub arrangements, additional inventory write-downs or reserves may be required and would be reflected in cost of goods sold in the period the revision is made. Historically, actual inventory valuation results have not deviated significantly from those previously estimated by us.

Deferred Income Taxes

In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we are subject to taxation. This process involves estimating actual current income tax expense together with assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We had approximately $0.3 million of deferred tax assets at December 31, 2007, and September 30, 2007, respectively. No valuation allowances were recorded in respect of these deferred tax assets as of such dates.

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

In the event that it should be subsequently determined that we can not, on a more likely than not basis, realize all or part of our deferred tax assets, if any, in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made. Changes in our deferred tax assets are reflected in the tax (benefit) expense line of our consolidated statements of operations.

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

TRENDS IN RESULTS OF OPERATIONS

  We foresee a continuation of weak results from our major cell phone OEM customer.  Revenue from Motorola, historically our largest customer, has trended down on a comparable quarter basis since the first quarter of Fiscal 2007.  This downtrend accelerated in the third and fourth quarters of Fiscal 2007, and in the 2008 Quarter, revenue from Motorola fell precipitously from the lower levels of Fiscal 2007.  We believe as part of the economics accompanying our customer’s cell phone launch cycle that Motorola has reduced and/or eliminated the inclusion of accessories in-box for formerly high-price handset models that have transitioned to mid- and lower-price handsets, with consequent revenue loss for us. We have not received awards of significant new “in-box” programs to make up for higher revenue programs in previous reporting periods.  Currently, we foresee no imminent new “in-box” programs or developments to reverse this trend in the immediate future.  The uncertainties relating to a reversal of this trend toward more positive developments have increased with Motorola’s disclosures that it is evaluating strategic alternatives for its wireless handset business unit.  Absent a reversal of this trend, which we do not foresee in the immediate future, and absent a material increase in sales revenues from other product markets, we will continue to incur operating losses, and possibly net losses, throughout Fiscal 2008.  See “Risk Factors” in Part II, Item 1A, for a discussion of recent developments relating to our relationship with Motorola.

  We anticipate that gross profit and gross profit percentage will continue to be impacted by several factors. First, reduction in volume demand (particularly with respect to our cell phone products) in the 2008 Quarter was, and we anticipate for Fiscal 2008 likely will be, the most significant factor in the level of gross profit. Second, we anticipate that our gross profit will continue to be pressured by a difficult pricing environment for our cell phone and blood glucose carry solution product lines, combined with inflationary cost pressures on our cost of goods sold, as described below. Third, while revenues from Lifescan, our largest customer, and certain other OEM customers in this product line have trended higher, gross margin on these sales is relatively narrow.  As revenue from these programs accounts for an overall higher percentage of our revenue mix, we expect gross profit percentage may further decline.  Finally, aftermarket sales under the Motorola license have tended to carry higher profit margins than OEM sales on certain products.  If we are not successful in renewing or extending the license agreement, and if net sales under any such license are not material, gross profit percentage will be further pressured.

  Our customer base is becoming more concentrated. Four customers, accounted for 78% of our net sales in the 2008 Quarter. In Fiscal 2007, three customers, including their subsidiaries, affiliates, or their contract manufacturers, accounted for 72% of our net sales.  We continue to pursue opportunities with several new OEM suppliers of handheld devices.

Forward Industries, Inc.

  We believe that recent, macro-economic developments in or affecting China’s economy will continue to  contribute to rising costs of goods sold, which will pressure gross profit.  We source 100% of the products we sell and distribute from vendors located in China.  We continue to face rising labor costs (particularly in South China, where we source the majority of our products), higher fuel costs, and the rising value of the Renminbi in comparison to the U.S. dollar in Fiscal 2008.  The appreciation of the Renminbi versus the US dollar may accelerate in Fiscal 2008. While our cost of goods sold is denominated in US dollars, higher labor costs and Chinese currency appreciation are reflected in our vendors’ prices to us. We believe that currently we have relatively little ability to pass these higher costs on to our larger customers.

  Our 2008 Quarter and Fiscal 2007 operating results led to a pre-tax net loss that would have been significantly larger but for the substantial level of “other income”, which consists primarily of interest income on cash balances.  We anticipate that these conditions will likely persist in the foreseeable future absent any significant reductions in selling, general, and administrative expense or improvements to our gross profit.

  Our inventory remains at historically high levels primarily as a result of supporting hub agreements entered into with two of our largest OEM customers.  We expect inventory to remain at higher levels in the foreseeable future in large part because of the recent entry into additional hub agreements with these customers.  Under these agreements, we are required to source and ship our products to our OEM customers’ distribution hubs at multiple locations, but do not invoice the OEM customers until they withdraw our product from the hub for sale through their chain of distribution. The implementation of these arrangements negatively affects our liquidity.

RESULTS OF OPERATIONS FOR THE 2008 QUARTER COMPARED TO THE 2007 QUARTER

Net (loss) income

We incurred a net loss of $0.3 million in the 2008 Quarter compared to net income of $0.4 million in the 2007 Quarter, a decrease of $0.7 million. This decrease was due to a 43% decline in gross profit resulting from a significant decline in sales of cell phone products, as detailed below. Our operating expenses (higher general and administrative expense offset by lower selling expense) and other income remained essentially flat. Income taxes swung $150,000 to a benefit in the 2008 Quarter from a provision in the 2007 Quarter, which had the effect of reducing the net loss. Basic and diluted per share data was ($0.04) for the 2008 Quarter, compared to $0.05 for the 2007 Quarter. The decrease in earnings per share in the 2008 Quarter was due to the decrease in net income.

Net Sales

Net sales decreased $2.5 million or 33% to $5.0 million in the 2008 Quarter compared to $7.4 million in the 2007 Quarter due to a decline in sales of cell phone products of $3.7 million, or 87%. This decline was offset in part by increases in sales of diabetic products of $1.0 million, or 42%, and sales of other products of $0.2 million, or 22%.  The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2008 Quarter 3 Months ended December 31, 2007 (millions of dollars)
	APAC	Americas	EMEA	Total
Diabetic Products	$1.9	$0.7	$0.9	$3.5
Other Products	0.1	0.7	--	0.9
Cell Phone Products	0.2	0.1	0.2	0.5
Total*	$2.3	$1.5	$1.1	$5.0

Net Sales for 2007 Quarter 3 Months ended December 31, 2006 (millions of dollars)
	APAC	Americas	EMEA	Total
Diabetic Products	$1.4	$0.8	$0.3	$2.5
Other Products	0.1	0.6	--	0.7
Cell Phone Products	1.9	1.1	1.3	4.2
Total*	$3.4	$2.5	$1.6	$7.4

* Tables may not total due to rounding.

Diabetic Product Sales

We design to the order of and sell directly to OEMs carrying cases used by diabetics to carry their personal electronic, blood glucose monitoring kits. In the 2008 Quarter, OEM customers for these carrying cases included Lifescan, Abbott Labs, and Roche Diagnostics (including its subsidiaries, affiliates and contract manufacturers) as well as other customers. Our carrying cases are packaged as an accessory "in-box" with the monitoring kits that are sold by our OEM customers.

Sales of cases for blood glucose monitoring kits increased approximately $1.0 million, or 42%, to $3.5 million in the 2008 Quarter from $2.5 million in the 2007 Quarter. This increase was primarily due to higher sales to Lifescan and Roche of $0.7 million and $0.5 million, respectively, in the 2008 Quarter, while sales to Abbot Labs remained essentially flat at $0.9 million. These increases were offset, in small part, by decreases in sales to other suppliers of diabetic devices of $0.2 million.

Sales of carrying cases for blood glucose monitoring kits represented 71% of our total net sales in the 2008 Quarter compared to 33% of our total net sales in the 2007 Quarter due primarily to the significant decline in cell phone product sales.

Other Product Sales

We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players, and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By the nature of our distribution in this market, sales of these customized products to order in their product category vary from period to period without necessarily reflecting a significant trend in overall demand for these items. Sales of other products increased $0.2 million, or 22%, to $0.9 million in the 2008 Quarter from $0.7 million in the 2007 Quarter due primarily to a $0.1 million increase in sales to one OEM customer.

Cell Phone Product Sales

Our cell phone carry solutions products include carrying cases for handsets and camera attachments, plastic belt clips, carrying case straps and bags, screen cleaners, decorative faceplates, and other attachments used to carry or enhance the appearance of cellular telephone handsets.  We design to the order of and sell these products directly to cell phone handset original equipment manufacturers.  Our cases are packaged as an accessory "in-box" with the handsets that are sold by our OEM customers. Motorola was our only OEM cell phone customer in Fiscal 2007, as well as the 2008 Quarter.  In addition, under our license agreement with Motorola we distribute our products as separately packaged accessories directly to third party wholesalers and retailers in the EMEA and APAC Regions. Cell phone product sales consisted of OEM “in-box” sales to Motorola and sales under our license agreement.  See “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, for a discussion of the risks of non-renewal of this agreement, which expired December 31, 2007.

Forward Industries, Inc.

Total sales of cell phone products decreased $3.7 million, or 87%, to $0.5 million in the 2008 Quarter from $4.2 million in the 2007 Quarter. “In-box” sales to Motorola decreased $3.0 million to $0.4 million in the 2008 Quarter from $3.4 million in the 2007 Quarter. We believe this may be due to a number of factors, including increased competition and the economics accompanying our customer’s cell phone launch cycle, in which certain very successful models (for which we have supplied accessories in-box in the 2007 Quarter), after an extended time on the market, made a pricing transition to mid- and lower-tier phones.  As a consequence, we believe our “in-box” accessories have been reduced and/or eliminated with consequent revenue loss for us.  Although we continue to be selected to participate in several new “in-box” programs with Motorola, these programs have not been significant, and the revenue from successful programs in recent fiscal years has not been replaced.

Sales to third party distributors and retailers under our license agreement with Motorola totaled $0.2 million in the 2008 Quarter compared to $0.8 million in Fiscal 2006, a decrease of $0.6 million, or 75%.  We believe that sales under our license agreement with Motorola are being, and will continue to be, adversely affected as consumers may be less inclined to purchase relatively high cost cases and other accessories for mature, lower-tier phones accessorized by our products.   We believe that the decline may also be attributable to the licensor’s direct sales in the EMEA Region to one or more distributors, in direct competition with our sales efforts.

Sales of carry solutions for cell phone products represented 11% of our total net sales in the 2008 Quarter compared to 57% in the 2007 Quarter, due primarily to the significant decline in cell phone sales and, to a much lesser extent, the increases in our diabetic and other product sales.

Gross Profit

Gross profit decreased more than $0.8 million, or 43%, to $1.1 million in the 2008 Quarter from $2.0 million in the 2007 Quarter predominantly due to the steep decline in revenue from cell phone products.   With the decline in sales of cell phone products, sales of diabetic products, which typically have narrower margins, accounted for an overall higher percentage of our total net sales in 2008 Quarter.  This adversely affected gross profit percentage. Margins across all product lines continue to be affected by a difficult pricing environment.  In addition, higher costs of goods sold, including labor and materials costs, due to inflation and currency factors, all contributed to reduced gross profit and gross profit percentage. Further, certain costs of operating our Hong Kong facility, which constitutes part of our cost of goods sold on our statements of operations, are relatively fixed and, on a lower revenue base, tend to act as a drag on our gross margin. Finally, we recorded a $0.1 million charge in the 2008 Quarter for obsolete inventory which also adversely affected cost of goods sold in the 2008 Quarter compared to the 2007 Quarter.

Gross profit as a percentage of net sales decreased to 23% in the 2008 Quarter from 26% in the 2007 Quarter due to the factors discussed above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses remained essentially flat at $1.7 million between the 2008 Quarter and the 2007 Quarter, which masked a number of changes. Selling expenses decreased $0.1 million due to a 35% decline in royalty expense (due to lower sales under the Motorola license) and 55% decline in travel and entertainment.  General and administrative expense increased $40,000 primarily due to a $0.2 million increase in personnel costs related to an executive's severance, which was offset in part by lower professional fees.

Forward Industries, Inc.

Other Income

Other income, predominately consisting of interest income, declined slightly to $0.3 million due to lower average interest rates in the 2008 Quarter compared to the 2007 Quarter, while cash balances increased by $1.0 million. The second component of “other income” consists of gain from foreign currency transactions, as to which we recorded small gains in the 2008 Quarter and 2007 Quarter.

Pretax (Loss) Income

Pretax loss increased $0.8million, to $0.3 million in the 2008 Quarter from pretax income of $0.5 million in the 2007 Quarter as a result of the changes as described above.

Income Taxes

We recorded a benefit from income taxes of $57,000 in the 2008 Quarter compared to a provision for income taxes of $90,000 in the 2007 Quarter due to the swing to pretax loss in the 2008 Quarter from pretax income in the 2007 Quarter.  Our effective tax rate does not approximate the United States statutory federal income tax rate primarily due to tax rate differentials in respect of state and foreign taxes, to which income recorded by Forward Innovations is subject. The (benefit) provision consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 6 to the Financial Statements.

We consider the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At December 31, 2007, those cumulative earnings were approximately $4.7 million.

LIQUIDITY AND CAPITAL RESOURCES

During the 2008 Period, we generated $1.0 million of cash from operations compared to $2.5 million in the 2007 Quarter. Our operating cash flows in the 2008 Quarter consisted of a net loss of $0.3 million, increased by $0.1 million for non-cash items, and $1.2 million for net changes in working capital items, consisting primarily of changes in accounts receivable and accounts payable of $0.2 and $1.3 million, respectively, offset, in part, by changes in inventories of $0.4 million. The change in accounts receivable is attributable to the lower sales levels in the 2008 Quarter. The change in inventories is in support of sales orders received. The change in accounts payable is attributable to improvements in our average payables processing period and to increased purchases of inventory in support of sales orders received.

Our operating cash flows in the 2007 Quarter consisted of net income of $0.4 million, increased by $0.1 million for non-cash items. These cash flows were decreased by net changes in working capital items of $2.1 million, consisting primarily of a change in accounts receivable and accounts payable of $0.9 million and $1.6 million, respectively, which was offset, in part, by changes in accrued expenses, inventories, and prepaid expenses of $0.3 million, $71,000, and $54,000, respectively.

Investing activities used $19,000 in the 2008 Quarter for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software. In the 2007 Quarter, net investing activities used $5,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

There were no financing activities in the 2008 Quarter or the 2007 Quarter.

Forward Industries, Inc.

At December 31, 2007, our current ratio (current assets divided by current liabilities) was 7.63; our quick ratio (current assets less inventories divided by current liabilities) was 7.26; and our working capital (current assets less current liabilities) was $23.9 million.  As of such date, we had no short or long-term debt outstanding.

Our primary sources of liquidity are cash on hand, our operating cash flow, and our bank credit facilities. The primary demands on our working capital are: our accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders and we order from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. We anticipate that our liquidity and financial resources for the twelve months will be adequate to manage our financial requirements.

In February 2007, Forward and Koszegi renewed their credit facility with a U.S. bank that provides for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit.  This credit facility expires March 30, 2008. Forward and Koszegi are required to eliminate borrowings for thirty consecutive days during the term of the facility and are required to maintain certain financial covenants including the  maintenance of current and tangible net worth ratios, as defined. Amounts drawn under the credit facility bear interest at LIBOR plus 2.5% and are secured by substantially all of Koszegi’s assets and Forward Industries’ stock ownership in Koszegi.  At December 31, 2007, there were no outstanding borrowings or letter of credit obligations under this facility.   See Note 4 to the unaudited consolidated Financial Statements set forth in Item 1.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment Quarter of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans. In connection with this facility, Forward Innovations has agreed to certain financial covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.5% as December 31, 2007). At December 31, 2007, Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $327,000 as of December 31, 2007) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Note 4 to the unaudited consolidated Financial Statements set forth in Item 1.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. Under that authorization, as of December 31, 2007, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million, but none during the 2008 Quarter.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of December 31, 2007:

Contractual Obligation or Commitment	Jan 08 – Dec 08	Jan 09- Dec 10	Jan 11 – Dec 12	Thereafter
Employment & Consulting Agreements	$370,000	$120,000	$ --	$ --
Operating Leases	318,000	419,000	216,000	--
Totals	$688,000	$ 539,000	$216,000	$ --

Forward Industries, Inc.

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

Interest Rate Risk

The predominant portion of our cash is invested in money market funds and overnight interest rate sensitive securities.  The values of these investments do not fluctuate materially due to their short term nature and are not subject to interest rate risks; however, the income we earn on our invested cash will fluctuate with changes in interest rates.  Our credit facilities in the United States and Switzerland are also based on variable interest rates.  Although we have not had any borrowings under these facilities in several years, and did not have any borrowings outstanding as of December 31, 2007, any such borrowings would be subject to interest rate risk if we decide to borrow against these credit lines.  Given the lack of borrowings, our current cash position and the dollar amount of these credit lines we do not believe a change in interest rates would be material to our financial results.

Foreign Currency Risk

Our financial statements are presented in US dollars.  As a result of our global operating activities, we are exposed to changes in foreign currency exchange rates that may adversely affect our results of operations and financial condition. We actively manage this foreign currency exchange exposure through our regular operating activities. Our exposure is concentrated in the Euro, Swiss Franc, and Hong Kong dollar. In Fiscal 2008, approximately 14% of our sales were denominated in Euros.  In addition, certain operating expenses of our Swiss subsidiary are paid in Euros or Swiss Francs, whereas, certain operating expenses of our Hong Kong subsidiary are paid in the Hong Kong dollar. Because we have determined that the US dollar is the functional currency of our foreign subsidiaries, the gains and losses resulting from converting these transactions to the U.S. dollar for financial statement presentation purposes are included in our results of operations as a component of our net income (loss). See “Notes to Consolidated Financial Statements, Note 2 –Accounting Policies – Foreign Currency Transactions” for a description of our foreign currency accounting policies.

We estimate that an adverse movement of 20% in these foreign currencies exchange rates would have decreased our results of operations in the aggregate by approximately $0.2 million, before taxes, for the three-month period ended December 31, 2007.

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

Not applicable.

Forward Industries, Inc.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the fiscal quarter covered by this Quarterly Report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2008 Quarter.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Forward Industries, Inc.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of December 31, 2007, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

This “Risk Factors” section provides new or updated information in certain areas from the “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. These risk factors are new or have been expanded or updated from our Annual Report on Form 10-K, but the factors below do not constitute all the risk factors that pertain to our business.  Please review our Annual Report on Form 10-K for a complete listing of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 on page 16 of this Quarterly Report on Form 10-Q.

New Risk Factors

With the steep decline in cell phone revenue in the three months ended December 31, 2008, our business has become more highly concentrated in one product line, thus increasing the risks to our financial condition and results of operations compared to periods when revenue from two principal product lines was more balanced.

With the steep decline in revenues from sales of accessories for cellular handsets, revenues from sales of carry solutions for diabetic monitoring cases accounted for 71% of net revenues.  Thus, revenue from Lifescan, Abbott Labs, and Roche Diagnostics has accounted for a higher percentage of our customer base.  In recent years, revenue from the two product lines fluctuated without one being predominant.  If cellular handset revenues do not improve over the near- and medium term, our financial condition and results of operations will be subject to higher risk from the loss of one or more of these diabetic OEM customers due to product line concentration.

Motorola disclosed in late January 2008 that it is exploring the structural and strategic realignment of its businesses in order to better equip its Mobile Devices unit to recapture market share and enhance shareholder value.  The results of this realignment can not be foreseen at this time, but this development increases the risk to our ongoing relationship with Motorola.

In late January 2008 Motorola disclosed that it was evaluating strategic alternatives for its Mobile Devices unit, which has been our OEM customer for over 10 years.  It is believed that a sale or other disposition of the Mobile Devices unit is among the strategic alternatives being considered by Motorola.  We cannot predict the outcome of the strategic evaluation undertaken by Motorola nor the effects upon our business if the Mobile Devices unit were to be disposed of.  We do believe that this development increases the risks and uncertainties attendant to continuation of our long-standing relationship to the Mobile Devices unit as a reliable, valuable supplier of carry solution accessories.  If this relationship were adversely affected by the result of the strategic evaluation undertaken by Motorola, our business, financial condition and results of operations would likely be adversely affected, including a more pronounced concentration in our product lines, as described in the preceding risk factor.

Forward Industries, Inc.

Updated Risk Factors

Our license agreement with Motorola expired on December 31, 2007, and the failure to extend or renew this agreement could have a material, adverse effect on our results of operations and financial condition.

Our license agreement with Motorola, Inc. expired on December 31, 2007.  Accordingly, our rights to sell certain cell phone carry solution cases and accessories bearing the Motorola trademark has expired, except for limited sell-through rights with respect to existing inventory on hand. We are presently in negotiations with Motorola relating to an extension or renewal of the agreement, but there can be no assurance that we will be able to successfully achieve an extension or renewal on terms acceptable to us.  Motorola’s disclosure in January 2008 that it is evaluating strategic alternatives for its Mobile Devices unit is likely to increase the uncertainty, complexity, and difficulty in these negotiations.    Any failure to extend or renew the license agreement on a long-term basis on terms acceptable to us would have a material and adverse effect on our results of operations and financial condition. In addition to the reduction of revenues as a consequence of losing aftermarket sales to cell phone retailers and distributors, we would expect that our profit margins would suffer materially, as currently margins on certain sales of licensed products exceed those in respect of sales of many OEM cell phone sales.  Further, we are unable to predict the influence, if any, that a failure to extend or renew the license agreement would have on our OEM customer relationship with Motorola, but it could be adverse and material. Notwithstanding the foregoing developments, we believe that our cell phone accessory supply relationship with Motorola remains strong and we believe that we continue to work closely with Motorola to ensure we are considered for future in-box opportunities.

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

In Fiscal 2006, we transitioned the responsibility for quality assurance inspection of products from our Koszegi Asia facility to a third-party quality assurance provider. Since making this transition we have experienced a high level of personnel turnover at Koszegi Asia, particularly in our sourcing department, as well as in employees who oversee the quality control activities of our quality assurance provider. As a result, certain quality control and delivery problems have continued to surface in Fiscal 2007 and Fiscal 2008. We are working diligently to improve our quality assurance operations to meet the exacting quality and delivery standards our customers require from us on a consistent basis. However, there can be no assurance that we will be successful in doing so and our failure to do so may adversely affect customer relationships and could result in the loss of a key customer, which could have an adverse effect on our results of operations and our business reputation.

Our business is and has been characterized by a high degree of customer concentration.  Our three largest customers accounted for approximately 70%, 72% and 65% of net sales in the 2008 Quarter, Fiscal 2007 and Fiscal 2006, respectively; the loss of, or material reduction in orders from, any of these customers could materially and adversely affect our results of operations and financial condition.

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

Forward Industries, Inc.

	Dollars in millions
	2008 Quarter		Fiscal 2007		Fiscal 2006
Customer:	Net Sales	Percentage of Net Sales	Net Sales	Percentage of Net Sales	Net Sales	Percentage of Net Sales
Lifescan	$ 2.0	40%	$ 7.1	32%	$ 5.3	17%
Motorola *	**	**	6.0	27%	11.3	37%
Abbott	0.9	19%	2.9	13%	3.3	11%
Roche	0.5	11%	**	**	**	**
Totals	$3.4	70%	$16.0	72%	$19.9	65%

* Amounts exclude approximately 9% and 11% of our net sales, or $2.0 million and $3.2 million of products under our license agreement with Motorola for Fiscal 2007 and Fiscal 2006, respectively.

** Amount not disclosed because the percentage of net sales was less than 10%

We experienced severe erosion in our OEM product sales margins during Fiscal 2007 and this has continued into Fiscal 2008, and it is not clear when these margins will begin to improve.  We continue to encounter pressures from certain OEM customers to constrain or even roll back prices. This price constraint factor is being exacerbated by inflationary pressures that affect our costs of supply.

During Fiscal 2007 and into the 2008 Quarter, we have experienced significant pricing pressure from our OEM customers in both cell phone product sales and blood glucose monitor carrying case sales.  We have been unable to extract comparable pricing concessions from our product suppliers across all product lines, which has resulted in the erosion of product sales margins.  We anticipate that pressures on our pricing power and shifts in our product mix will continue to exert downward pressure on our gross profit percentage in the fiscal year ending September 30, 2008.  We are also facing more persistent increases in costs of goods sold, due to inflationary pressures on materials and labor costs incurred by our Chinese vendors.  In addition, prices these vendors charge to us are reflecting the appreciation of Chinese currency against the US dollar, which are passed through to us in the form of higher US dollar prices. Other components of cost of goods sold, such as our Hong Kong/China inspection costs, which traditionally have been relatively fixed, are showing signs of wage-price inflation.  We also face higher energy costs passed through to us in freight charges.  When calculated on the basis of reduced sales volumes, these pressures are also contributing to reduced gross profit percentage.  We cannot predict when, if at all, our overall product sales margins will begin to improve. If we are unable to renew the license agreement with Motorola on terms acceptable to us, as detailed in the risk factor above, our product sales margins could be subject to further compression, as margins on licensed aftermarket sales are frequently more advantageous to us than on OEM sales.

Our business could suffer if the services of any of the key personnel we rely on were lost to us.

We are highly dependent on the efforts and services of certain key sales representatives, including one individual, who is not under any contractual obligation to us, upon whom relationships with several of our largest OEM diabetic customers are highly dependent.  Our business could be materially and adversely affected if we lost the services of such individual.  If we lost the services of this key sales representative, we might experience a reduction in or significant loss of orders from such customers, resulting in a loss of revenues, which could materially and adversely affect our results of operations and financial condition   The degree of this risk has increased to the extent that our OEM customer relationships in our cell phone product line face greater uncertainty in light of the Motorola disclosures described above.

ITEM 2. UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

None/Not Applicable.

Forward Industries, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On January 28, 2008, the Company entered into severance arrangements with Mr. Michael M. Schiffman, whose employment as President and Chief Operating Officer expired December 31, 2007.  Under these arrangements, in addition to other customary terms and conditions, Mr. Schiffman was granted a severance package consisting of $162,500, or six months salary at the annual rate under his employment agreement at expiration, vested benefits under the Company’s health and retirement plans in accordance with plan terms, and a release by the Company of potential claims,  Mr. Schiffman released the Company from potential claims and agreed to certain modifications of the non-competition and non-solicitation covenants contained in the employment agreement.

ITEM 6. EXHIBITS

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 5, 2007).

10.9	Amendment to Employment Agreement effective as of January 1, 2008 between the Company and Douglas W. Sabra

10.10	Severance and Release Agreement effective as of February 5, 2008 between the Company and Michael M. Schiffman

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Forward Industries, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  February 12, 2008

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Douglas W. Sabra
Douglas W. Sabra
Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna
James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)