Form 10-Q
period 2008-03-31
FORWARD INDUSTRIES INC
filed 2008-05-02
CIK 38264

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2008.

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

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “ large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

[   ] Large accelerated filer                                                                                            [   ] Accelerated filer
[   ] Non-accelerated filer (Do not check if a smaller reporting company)            [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [   ] Yes   [X] No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date  April 30, 2008, was 7,904,522  shares.

Forward Industries, Inc.

INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements
	- Consolidated Balance Sheets as of March 31, 2008 (unaudited)
	and September 30, 2007............................................................................................................	4

	- Consolidated Statements of Operations (unaudited) for the Three and Six Months
	Ended March 31, 2008 and 2007.............................................................................................	5

	- Consolidated Statements of Cash Flows (unaudited) for the Six Months
	Ended March 31, 2008 and 2007.............................................................................................	6

	- Notes to Consolidated Financial Statements (unaudited)...............................................	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................................	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk...........................................	29
Item 4.	Controls and Procedures............................................................................................................	29

Item 4T.	Controls and Procedures............................................................................................................	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.......................................................................................................................	30

Item 1A.	Risk Factors.................................................................................................................................	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds............................................	33

Item 3	Defaults Upon Senior Securities..............................................................................................	33

Item 4.	Submission of Matters to a Vote of Security Holders...........................................................	33

Item 5.	Other Information........................................................................................................................	34

Item 6.	Exhibits..........................................................................................................................................	34

	Signatures.....................................................................................................................................	35

	Certifications................................................................................................................................	Exhibits

Note Regarding Use of Certain Terms

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "we", "our", and the "Company"  refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; “Forward” or “Forward Industries” refers to Forward Industries, Inc.; “common stock” refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries’ wholly owned subsidiary Koszegi Industries, Inc., an Indiana corporation; “Koszegi Asia” refers to Forward Industries’ wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; “Forward Innovations” refers to Forward Industries’ wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation;  “GAAP” refers to accounting principles generally accepted in the United States; “Commission” refers to the United States Securities and Exchange Commission; “Exchange Act” refers to the United States Securities Exchange Act of 1934; the “2008 Quarter” refers to the three months ended March 31, 2008; the “2007 Quarter” refers to the three months ended March 31, 2007; the “2008 Period” refers to the six months ended March 31, 2008; the “2007 Period” refers to the six months ended March 31, 2007; “Fiscal 2008” refers to our fiscal year ending September 30, 2008; “Fiscal 2007” refers to our fiscal year ended September 30, 2007; “EMEA Region” means the geographic area encompassing Europe, the Middle East and Africa; APAC Region means the Asia Pacific Region, consisting of Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam; and “Americas” refers to the geographic area encompassing North, Central, and South America.

3

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents...........................................................................................	$20,239,507	$20,267,791
Accounts receivable, net ..............................................................................................	3,539,101	4,135,117
Inventories, net...............................................................................................................	1,146,816	1,072,360
Prepaid expenses and other current assets................................................................	401,140	628,786
Deferred tax asset...........................................................................................................	263,170	279,741
Total current assets..........................................................................................	25,589,734	26,383,795

Property, plant, and equipment, net.................................................................................	146,714	160,644
Deferred tax asset...............................................................................................................	242,908	29,898
Other assets.........................................................................................................................	57,181	57,538
Total Assets........................................................................................................................	$26,036,537	$26,631,875

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$1,946,106	$1,904,946
Accrued expenses and other current liabilities...........................................................	222,531	303,185
Total current liabilities....................................................................................	2,168,637	2,208,131

Commitments and contingencies....................................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued.................................................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,610,932 and 8,488,932 shares issued, respectively (including 706,410 and 633,493 held in treasury, respectively)............................................................	86,109	84,889
Capital in excess of par value....................................................................................	15,809,171	15,546,046
Treasury stock, 706,410 and 633,493 shares at cost .............................................	(1,260,057)	(1,085,057)
Retained earnings.......................................................................................................	9,232,677	9,877,866
Total shareholders' equity...............................................................................................	23,867,900	24,423,744
Total liabilities and shareholders’ equity......................................................................	$26,036,537	$26,631,875

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net sales..........................................................................	$4,727,704	$5,875,768	$9,680,794	$13,310,190
Cost of goods sold..........................................................	4,108,644	4,575,048	7,943,914	10,052,760
Gross profit.....................................................................	619,060	1,300,720	1,736,880	3,257,430

Operating expenses:
Selling.......................................................................	695,487	926,127	1,475,192	1,777,038
General and administrative....................................	650,622	664,136	1,585,546	1,559,250
Total operating expenses..............................	1,346,109	1,590,263	3,060,738	3,336,288

(Loss) from operations..................................................	(727,049)	(289,543)	(1,323,858)	(78,858)

Other income:
Interest income........................................................	173,504	252,120	413,123	493,410
Other income (expense), net..................................	17,375	(4,565)	30,872	6,168
Total other income.........................................	190,879	247,555	443,995	499,578

(Loss) income before (benefit) provision for income taxes............................................................	(536,170)	(41,988)	(879,863)	420,720
(Benefit) provision for income taxes..........................	(178,047)	(7,271)	(234,676)	82,729
Net (loss) income ..........................................................	($358,123)	($34,717)	($645,187)	$337,991

Net (loss) income per common and common equivalent share
Basic.................................................................	($0.05)	$0.00	($0.08)	$0.04
Diluted..............................................................	($0.05)	$0.00	($0.08)	$0.04

Weighted average number of common and common equivalent shares outstanding
Basic.................................................................	7,872,606	7,861,438	7,863,975	7,861,438
Diluted..............................................................	7,872,606	7,861,438	7,863,975	7,974,700

The accompanying notes are an integral part of the consolidated financial statements.

5

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended March 31,
	2008	2007
Operating activities:
Net (loss) income..............................................................................................................	$(645,187)	$337,991
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Provision for obsolete inventory.............................................................................	446,497	159,861
Depreciation and amortization..................................................................................	32,822	45,051
Share-based compensation.......................................................................................	50,843	--
Deferred income taxes................................................................................................	(196,439)	(10,000)
Provision for bad debt expense...............................................................................	(20,033)	--
Changes in operating assets and liabilities:
Accounts receivable..................................................................................................	616,049	2,281,190
Inventories..................................................................................................................	(520,953)	140,383
Prepaid expenses and other current assets............................................................	227,646	(292,336)
Other assets................................................................................................................	357	1,520
Accounts payable......................................................................................................	41,160	(19,785)
Accrued expenses and other current liabilities......................................................	(80,654)	(438,661)
Net cash (used in) provided by operating activities	(47,892)	2,205,214

Investing activities:
Purchases of property, plant, and equipment................................................................	(18,892)	(15,457)
Net cash used in investing activities	(18,892)	(15,457)

Financing activities:
Proceeds from exercise of stock options......................................................................	38,500	--
Net cash provided by financing activities....................................................................	38,500	--

Net (decrease) increase in cash and cash equivalents....................................................	(28,284)	2,189,757

Cash and cash equivalents at beginning of period...........................................................	20,267,791	18,609,371

Cash and cash equivalents at end of period.......................................................................	$20,239,507	$20,799,128

Supplemental disclosure of non-cash activities:
The Company accepted 72,917 shares of common stock from a director as consideration to exercise options to purchase 100,000 shares of common stock as part of a cashless exercise.

The accompanying notes are an integral part of the consolidated financial statements.

6

Forward Industries, Inc.

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design, marketing, and distribution of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl, and other synthetic fabrics.  The cases and other products are used primarily for the protection and transport of portable electronic devices such as cellular phones and medical devices. The Company markets products as a direct seller to original-equipment-manufacturers in the EMEA Region (meaning the geographic area encompassing Europe, the Middle East and Africa), the APAC Region (meaning the Asia Pacific Region, encompassing Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam), and  the Americas (meaning the geographic area, encompassing North, Central, and South America) and, until December 31, 2007, as a seller to retailers and wholesalers in the EMEA Region under a non-exclusive license for certain trademarks.  This license expired December 31, 2007, and has not been renewed.  See Note 10.

In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 2008. These financial statements should be read in conjunction with the accompanying notes and with the Company's audited consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended September 30, 2007, and with the disclosures and risk factors presented herein and therein.

NOTE 2     ACCOUNTING POLICIES

Accounting estimates

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly owned subsidiaries (together, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

In accordance with the requirements of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, the Company generally recognizes revenue from product sales to customers when: products that do not require further services by the Company are shipped, there are no uncertainties surrounding customer acceptance, and collectibility is reasonably assured.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Supplier Rebates

Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company has entered into agreements with several of its suppliers that grant the Company a rebate based on its level of purchases made during each fiscal quarter. In lieu of a cash payment from these suppliers the Company generally receives a credit memo. The Company reduces accounts payable to the supplier and cost of goods sold each quarter as the Company earns the rebates.  For the three-month periods ended March 31, 2008 and 2007, the cumulative amounts of such quarterly rebates were approximately $100,000 and $135,000, respectively. For the six-month periods ended March 31, 2008 and 2007, the cumulative amounts of such quarterly rebates were approximately $200,000 and $328,000, respectively. The quarterly rebates are net of amounts allocated to unsold inventories and are reflected in the accompanying consolidated statements of operations as a reduction of cost of goods sold.

Foreign Currency Transactions

The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income, net” in the accompanying unaudited consolidated statements of operations. The net gains (losses) from foreign currency transactions were approximately $17,000 and $(5,000) for the three-month periods ended March 31, 2008 and 2007, respectively. The net gains from foreign currency transactions were approximately $27,000 and $6,000 for the six-month periods ended March 31, 2008 and 2007, respectively.

Comprehensive (Loss) Income

 For the three and six-month periods ended March 31, 2008 and 2007, the Company did not have any components of comprehensive (loss) income other than net (loss) income.

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

The Company adopted FIN 48 effective October 1, 2007.  The adoption of FIN 48 did not have a material impact on the consolidated financial statements.

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

NOTE 4     DEBT

In March 2008, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc., elected not to renew their credit facility with a U.S. bank that provided for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit.  Accordingly, this credit facility expired March 30, 2008. There were no borrowings or letter of credit obligations outstanding under this facility during the three and six-month periods ended March 31, 2008.

In 2003, Forward’s wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.35% as March 31, 2008).  At March 31, 2008, Forward Innovations is contingently liable to the bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $354,000 as at March 31, 2008) in favor of Forward Innovations’ freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.

NOTE 5     SHAREHOLDERS’ EQUITY

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

Stock Repurchase

On September 27, 2002, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s outstanding common stock (approximately 7% of the number of shares then outstanding and 5% outstanding at March 31, 2008). On January 21, 2004, the Company’s Board increased the amount of shares authorized for repurchase to 486,200.  Under these authorizations, as of March 31, 2008, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million during the 2008 Period. No purchases were made during the 2008 Period or 2007 Period.  Separately, on March 5, 2008, the Company in effect purchased 72,917 outstanding shares of common stock held by Jerome E. Ball, the Company’s Chairman of the Board of Directors and former principal executive officer, by accepting such shares at their fair market value on such date as consideration for his exercise of options to purchase 100,000 shares of common stock as part of a cashless exercise.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     OPERATING SEGMENT INFORMATION

The Company operates in a single segment: the supply of carrying solutions for portable electronic devices. This carrying-solution segment includes the design, marketing, and distribution of products to its customers that include manufacturers of consumer hand held wireless telecommunications and medical monitoring devices. The Company’s carrying solution segment operates in geographic regions that include primarily the Americas, EMEA, and APAC regions. Geographic regions are defined based primarily on the location of the customer.  The following table presents net sales related to these geographic segments:

	(all amounts in thousands of dollars)
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
APAC..........................................................	$2,759	$2,765	$5,054	$6,120
Americas.....................................................	1,047	1,815	2,571	4,277
EMEA..........................................................	922	1,296	2,056	2,913
Total net sales............................................	$4,728	$5,876	$9,681	$13,310

NOTE 7     INCOME TAXES

The Company’s income tax (benefit) provision consists of the following United States and foreign components.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
U.S. Federal and State:
Current...................................................	--	$5,600	--	$83,600
Deferred.................................................	($159,287)	(5,000)	($209,516)	(10,000)

Foreign:
Current...................................................	--	(7,871)	--	9,129
Deferred.................................................	(18,760)		(25,160)
Income tax (benefit) provision..............	($178,047)	($7,271)	($234,676)	$82,729

The Company’s effective tax rate does not approximate the statutory United States federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes.

Effective June 2001, undistributed earnings of the Company’s Swiss subsidiary are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At March 31, 2008, the Company’s Swiss subsidiary had approximately $4,513,000 of accumulated undistributed earnings.

NOTE 8     (LOSS) EARNINGS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. For this purpose, the average quoted market prices on the NASDAQ SmallCap Market for the Company's common stock for the three-month periods ended March 31, 2008 and 2007, were $2.29 and $4.33, respectively. The average quoted market prices on the NASDAQ SmallCap Market for the Company's common stock for the six-month periods ended March 31, 2008 and 2007, were $2.48 and $4.61, respectively.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Loss per share data for the three and six-month periods ended March 31, 2008 and three month period ended March 31, 2007, excludes all outstanding dilutive common equivalent shares as inclusion of such shares would be anti-dilutive. Income per share data for the six-month period ended March 31, 2007, excludes options to purchase a total of 70,000 shares of common stock from the computation of diluted earnings per share because the exercise prices were greater than the average quoted market prices of the Company’s common stock for those periods, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings per Share (“SFAS 128”).

In accordance with the contingently issuable shares provision of SFAS 128, 44,999 shares of service-based common stock awards (“restricted stock”) were excluded from the calculation of diluted loss per share for the three-month period ended March 31, 2008.

NOTE 9     STOCK BASED COMPENSATION

In May 2007, shareholders of the Company approved the 2007 Equity Incentive Plan (the 2007 Plan), pursuant to which up to 400,000 shares of common stock can be issued to officers, employees, and non-employee directors of the Company upon the grant of restricted common stock and the exercise of stock options granted to such persons. This plan was adopted by the Board of Directors in February 2007.  The price at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock at the date of grant. The Company’s Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and restricted stock grants generally vest in equal proportions over three years.

The Company’s 1996 Stock Incentive Plan (the 1996 Plan) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company were required by its provisions to be equal at least to the fair market value of the common stock at the date of grant. Options expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted pursuant to the 1996 Plan prior to expiration remain outstanding until the earlier of exercise or option expiration.

Stock Option Awards

On February 15, 2008, the Compensation Committee granted 60,000 stock option awards, in the aggregate, to the Company’s directors under the 2007 Plan. These awards are subject to a continued service condition and vest on the anniversary date the awards were granted. Accordingly, the Company recognized approximately $14,000 of compensation cost related to these stock option awards in its consolidated statements of operations for the three- and six-month periods ended March 31, 2008.  All stock option awards granted under the 1996 Plan are fully vested.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     STOCK BASED COMPENSATION (CONTINUED)

A summary of the stock option activity under the 2007 Plan and the 1996 Plan during the six-month period ended March 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	232,000	$4.51	4.68	$233,000
Granted..............................................	60,000
Exercised............................................	122,000
Forfeited............................................	--
Expired...............................................	--
Outstanding at March 31, 2008	170,000	$5.67	6.35	$13,200

Options vested at March 31, 2008.....	110,000	$7.56	10.0	--
Options exercisable at March 31, 2008...............................	110,000	$7.56	10.0	--

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Three and Six-Month Periods Ended March 31,
	2008	2007
Expected term (in years)....................................................	10.0	10.0
Risk-free interest rate........................................................	3.78%	5.24%
Expected volatility.............................................................	80.2%	86.1%
Expected dividend yield....................................................	0%	0%

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

Restricted Stock Awards

Under the 2007 Plan as of March 31, 2008, the Compensation Committee approved and granted awards of 56,000 shares of restricted stock, in the aggregate, to certain key employees, one of whom also serves as a director, pursuant to the 2007 Plan.  Vesting of the restricted stock is generally subject to a continued service condition with one-third of the awards vesting each year on the anniversary date the awards were granted commencing on the first such anniversary date.  The fair value of the awards granted was equal to the market value of the Company’s common stock on the grant date. During the three- and six-month periods ended March 31, 2008, the Company recognized approximately $14,000 and $37,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards vesting under the 2007 Equity Plan.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes restricted stock activity from September 30, 2007, through March 31, 2008.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2007........................................	21,999	$3.49
Changes during the period:
Shares granted................................................................................	23,000	$2.37
Shares vested..................................................................................	--	--
Shares forfeited...............................................................................	--	--
Non-vested balance at March 31, 2008...............................................	44,999	$2.92

As of March 31, 2008, there was approximately $65,000 of total unrecognized compensation cost related to 44,999 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Equity Incentive Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) period.

Warrants

As of March 31, 2008, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. These warrants are scheduled to expire 90 days after a registration statement is declared effective by the Securities and Exchange Commission. As of March 31, 2008, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 10   COMMITMENTS AND CONTINGENCIES

Royalty Commitments

The Company was granted a license for the use of certain trademarks by Motorola, Inc. ("Motorola") for the distribution and sale of carry solution products throughout the EMEA Region under a non-exclusive license agreement effective October 1, 2004.  The license agreement expired by its terms on December 31, 2007, with the Company being obligated to pay a royalty on sales effected through the expiration date. Pursuant to the provisions of the license agreement, the Company had limited, post-expiration sell-through rights, with respect to unsold inventory on hand as of December 31, 2007 (including inventory in manufacture at that date), as to which it is also obligated to pay royalties.  By the terms of the agreement these sell-through rights expired on March 30, 2008. However, the Company and licensor are presently in negotiations with respect to a new license agreement. For so long as negotiations continue, if at all, the Company is proceeding with the understanding that Motorola has informally granted the Company the rights to continue to sell licensed product in the EMEA Region.

Under the terms of the license agreement, the Company was required to pay Motorola a royalty based upon a percentage of the Company's net sales to third parties of licensed products within the EMEA Region, subject to payment of minimum royalties (irrespective of actual net sales) to Motorola over three contract periods, the last two of which were calendar 2006 (Contract Period 2) and calendar 2007 (Contract Period 3).

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In July 2005, the license agreement with Motorola was amended to expand the licensed territory to include the APAC Region as well as the EMEA Region in consideration for payment of additional royalties on sales in such licensed territory, subject to payment of minimum royalties of $75,000 for calendar year 2007, separate and apart from royalties payable in respect of sales in the EMEA Region.

Under the license the Company recorded royalty expense of approximately $13,000 and $102,000 for the three and six-month periods ended March 31, 2008, respectively, and $116,000 and $253,000 for the three-and six-month periods ended March 31, 2007, respectively. These amounts are included in selling expenses in the accompanying consolidated statements of operations.  There were no minimum royalties for the post expiration sell through period. As such, minimum royalties for the three and six-month periods ended March 31, 2008 were $89,000. Minimum royalties for the three and six-month periods ended March 31, 2007 were $89,000 and $158,000, respectively.  Minimum royalty amounts include the APAC royalty referred to above.

Bank Guarantee

In July 2002, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (equal to approximately $354,000 as of March 31, 2008) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. Commencing December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider. As of March 31, 2008, the Company has not incurred a liability in connection with this guarantee.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements

Effective October 1, 2005, the Company entered into an employment agreement with each of Jerome E. Ball, Michael M. Schiffman, and Douglas W. Sabra in order to secure their services to Forward during the terms of their respective agreements.  Mr. Ball’s and Mr. Schiffman’s agreements expired December 31, 2007 (see the information below with respect to Mr. Ball’s consulting arrangements and Mr. Schiffman’s separation arrangements).  Mr. Sabra’s agreement expires December 31, 2008. Mr. Sabra’s agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). If Forward gives such notice, subject to certain conditions, the executive would be entitled to receive six months salary, at the rate then in effect, as severance.  No stock options or other equity compensation is granted to any such executive pursuant to these agreements.

Under his employment agreement, which was amended effective at the commencement of the 2008 Quarter in connection with his appointment to succeed Mr. Ball as Chief Executive Officer, Mr. Sabra is employed as President and Chief Executive Officer at an annual salary of $250,000, increased from $225,000.   At the time of this appointment and salary increase the Compensation Committee of the Company’s Board of Directors also determined to grant Mr. Sabra 20,000 shares of restricted stock under the 2007 Plan, with a grant date of January 2, 2008, vesting in equal proportions over three years from the grant date.

In addition, under his agreement Mr. Sabra is eligible to receive bonus compensation in each year of the term of his agreement based on financial incentives.  The formula, as amended, that determines the amount of bonus that may be earned in each year during the term of the agreement is based on a percentage of Forward’s Pre-Tax Income (defined to exclude “other income”).

Mr. Sabra is entitled to receive customary benefits including health, life and disability insurance, auto allowances and participation in the Company's 401K retirement plan.

Consulting Arrangement

The Company entered into a two-year consulting agreement with its Chairman of its Board of Directors, Jerome E. Ball, effective upon his retirement as Chief Executive Officer on January 1, 2008.  Under this consulting agreement the Company retained him to advise the Company as to its principal customer relationships, development and strategies under its business plan, and potential acquisitions and/or business combinations. In exchange for such services, the Company agreed to pay Mr. Ball $10,000 per month during the term of the consulting agreement, which commenced January 1, 2008 and was scheduled to expire on December 31, 2009. The Agreement provides that if at any time during its term the Agreement is terminated by Mr. Ball's death or permanent disability, his estate would be entitled to payment of one-half the monthly payments remaining under the Agreement at the time of such termination. In addition, on February 14, 2008, Mr. Ball was re-elected to the Board of Directors as its Chairman, and under the terms of the agreement, was entitled to a fee of $25,000 per annum, payable in monthly installments. Refer to Note 12 Subsequent Events below.

Severance Arrangement

On January 28, 2008, the Company entered into severance arrangements with Mr. Michael M. Schiffman, whose employment as President and Chief Operating Officer expired December 31, 2007.  Under these arrangements, in addition to other customary terms and conditions, Mr. Schiffman was granted a severance package consisting of $162,500 (paid in full upon execution of the agreement) and a release by the Company of potential claims. In return, Mr. Schiffman released the Company from potential claims and agreed to certain modifications of the non-competition and non-solicitation covenants contained in the employment agreement.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 11   LEGAL PROCEDINGS

            From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2008, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 12   SUBSEQUENT EVENTS

On April 22, 2008, the Company’s Chairman of its Board of Directors, Jerome E. Ball died.  At the time of his death, Mr. Ball was serving as a consultant to the Company with a two year term expiring December 31, 2009, in consideration of a monthly consulting fee of $10,000.  Pursuant to the terms of the Agreement, Mr. Ball’s estate is entitled to payment of one-half the monthly payments remaining under the Agreement at the time of his death as a termination benefit.  Accordingly, the Company anticipates making a payment of $100,000 to Mr. Ball's estate within thirty days of termination.  In addition, pursuant to this Agreement Mr. Ball’s election as director and appointment as Chairman of the Board in February 2008 entitled him to $25,000 per annum, payable in monthly installments.  Monthly payments of approximately $2,100 through April 2008 aggregating $6,250 were made to Mr. Ball.  No further payments are due and owing to his estate under this part of the Agreement.

Unexercised stock options to purchase 10,000 shares of common stock granted to Mr. Ball pursuant to the 2007 Equity Incentive Plan in February 2008 were subject to a vesting period of one year.  The Compensation Committee in recognition of Mr. Ball’s nearly ten years of service as Chairman and CEO, has determined that such options shall vest in order to permit Mr. Ball’s estate to exercise the options within a one year period if in the interest of the estate to do so.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  The following discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2008 (the “2008 Quarter”), with the three months ended March 31, 2007 (the “2007 Quarter”), and the six months ended March 31, 2008 (the “2008 Period”), with the six months ended March 31, 2007 (the “2007 Period”), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report. There have been no material changes in critical accounting estimates since September 30, 2007.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward-looking statements that are not based on historical fact and that involve assessments of certain risks, developments, and uncertainties.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be borne out will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual factors, developments, and events may differ materially from those assumed.  Such risk factors, developments, uncertainties, and contingencies, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our annual report on Form 10-K for the fiscal year ended September 30, 2007, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among others, the following: our success in winning new business from existing and new customers and against competing vendors; future prospects with OEM cellphone customer Motorola in light of strategic changes in its business and organization; whether replacement programs that we win will be as successful as those that are replaced; the loss of a key salesman who has significant influence on our relationships with certain Original Equipment Manufacturer (“OEM”) customer makers of diabetic test kits; our ability to maintain quality control standards at levels acceptable to our OEM customers’ requirements; levels of demand and pricing generally for cellular handsets and blood glucose monitoring devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; general economic and business conditions, nationally and internationally in the countries in which we do business; the expiration of our license agreement with Motorola by its terms on December 31, 2007; the need to add materially to our inventory allowance, including the impact on inventory levels or saleability of inventory arising out of hub agreements we have entered into with two of our OEM customers; demographic changes; changes in technology, including developments affecting cellular handsets; developments in the treatment or control of diabetes that affect the incidence of use of handheld blood glucose monitors by diabetics; increased competition in the business of distribution of carry solutions for handheld electronic devices generally or increased competition to include carry solutions with products manufactured by our OEM customers in particular; changes affecting the business or business prospects of one or more of our principal OEM customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this report and our other reports filed with the Commission, including without limitation, those described under the caption Risk Factors contained in our Annual Report on Form 10-K for the year ended September 30, 2007.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns or results will not differ materially from those set forth in any forward looking statement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management’s discussion and analysis of financial condition and results of operations is based upon or derived from our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. Please refer to “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, for further information regarding our critical accounting policies and estimates.

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

Revenue Recognition

In accordance with the requirements of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, the Company generally recognizes revenue from product sales to customers when: products that do not require further services by the Company are shipped; there are no uncertainties surrounding customer acceptance; and collectibility is reasonably assured.

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  Our analysis includes, among other factors, of the age of receivable balances, our historical bad debts write-off experience, and our respective customer’s creditworthiness to determine the appropriate allowance for doubtful accounts. At March 31, 2008 and September 30, 2007, our allowance for doubtful accounts was approximately $10,000 and $47,000, respectively.  Changes to this account are reflected in the general and administrative expense line of our consolidated statements of operations.  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, the assessments of new customers’ creditworthiness, changes in customer circumstances, or other factors could have a material effect on the recorded allowance.

Forward Industries, Inc.

Inventory Valuation

We make estimates and judgments to value our inventory. Our inventory is recorded at the lower of cost or market. The majority of our inventory consists of finished goods that are custom made by our suppliers based on firm orders from our OEM customers and held for our account.  We also supply custom manufactured inventory to our OEM customers’ distribution hubs in anticipation of their draw-downs to fulfill orders; we also periodically stock inventory in anticipation of orders from our OEM customers when it appears to us commercially advantageous to do so. We also hold inventory in support of our license agreement. At the end of each fiscal quarter, we evaluate our ending inventories, and we establish an allowance for inventory that is considered obsolete, slow moving, or otherwise un-saleable.  This evaluation includes, among other factors, analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand.  We physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $1.0 million and $0.7 million at March 31, 2008 and September 30, 2007, respectively.  The increase in the allowance from September 30, 2007, to March 31, 2008, was due almost entirely to obsolescence or unsaleability of cell phone inventory, in particular inventory held for sale under the Motorola license, which expired December 31, 2007. Changes to this account are reflected in the cost of goods sold line of our consolidated statements of operations.

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

Deferred Income Taxes

In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we are subject to taxation. This process involves estimating actual current income tax expense together with assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We had approximately $0.4 million and $0.3 million of deferred tax assets at March 31, 2008, and September 30, 2007, respectively. No valuation allowances were recorded in respect of these deferred tax assets as of such dates.

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

TRENDS IN RESULTS OF OPERATIONS

  We foresee a continuation of weak operating results due primarily to the steeply lower level of cell phone product sales.  Revenue from Motorola, historically our largest customer, has trended down on a comparable quarter basis since the first quarter of Fiscal 2007.  This downtrend accelerated in the third and fourth quarters of Fiscal 2007, and in the first and second quarters of Fiscal 2008 revenue from Motorola fell precipitously from the lower levels of Fiscal 2007.  Currently, we foresee no imminent new “in-box” programs or developments to reverse this trend in the immediate future.  Uncertainties relating to our business prospects with this customer have increased with Motorola’s March 2008 announcement that it will spin off its Mobile Devices business.  Absent a reversal of this trend, and absent a material increase in sales revenues from other product markets, we anticipate that we will continue to incur operating losses, and possibly net losses, throughout Fiscal 2008.  See “Risk Factors” in Part II, Item 1A, of this Quarterly Report on Form 10-Q for a discussion of recent developments relating to our relationship with Motorola.

  We anticipate that gross profit and gross profit percentage may continue to be impacted by several factors. First, reduction in volume demand with respect to our cell phone products in the first and second quarters of Fiscal 2008 was, and we anticipate for Fiscal 2008 likely will be, the most significant factor in the level of gross profit. Second, we anticipate that gross profit will continue to be pressured by a difficult pricing environment for our cell phone and blood glucose carry solution product lines.  In addition, rising inflationary cost pressures on our cost of goods sold, as described below, is contributing to further erosion of gross profit percentage.  Third, while diabetic case revenues from Lifescan, our largest customer, and certain other OEM customers in this product line have trended higher, gross margin on these sales tend to be relatively narrow.  As revenue from these programs accounts for an overall higher percentage of our revenue mix, we expect gross profit percentage may further decline.  Finally, aftermarket sales under the expired Motorola license tended to carry higher profit margins than OEM sales on certain products.  In the absence of a material contribution of net sales under such license or renewal thereof, gross profit percentage will be further pressured.

  We believe that recent, macro-economic developments in or affecting China’s economy will continue to contribute to rising costs of goods sold, which will pressure gross profit.  We source 100% of the products we sell and distribute from vendors located in China.  We anticipate that rising labor costs (particularly in South China, where we source the majority of our products), higher fuel costs, and the rising value of the Renminbi in comparison to the U.S. dollar in Fiscal 2008 will continue to adversely affect gross profit.  We believe that currently we have relatively little ability to pass these higher costs on to our larger customers.

Forward Industries, Inc.

  Pre-tax net loss in recent reporting periods would have been significantly larger but for the substantial level of “other income”, which consists primarily of interest income on cash balances.  However, we anticipate that recent Federal Reserve reductions in the level of interest rates combined with slightly lower cash balances will result in lower levels of other income and thus result in a smaller offset to operating losses.

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

RESULTS OF OPERATIONS FOR THE 2008 QUARTER COMPARED TO THE 2007 QUARTER

Net loss

Net loss increased to $0.4 million in the 2008 Quarter from a net loss of $35,000 in the 2007 Quarter. This increase was due primarily to a $0.7 million, or 52%, decline in gross profit compared to the 2007 Quarter resulting from a significant decline in sales of cell phone products, as detailed below. To a lesser extent net loss widened as a result of the decline in other income of $57,000, or 23%, compared to the 2007 Quarter.  The decline in our gross profit was offset, in part, by reductions in operating expenses of $0.2 million, or 15%. Our benefit from income taxes increased $0.2 million compared to the 2007 Quarter, which had the effect of reducing our net loss. Basic and diluted per share data was ($0.05) for the 2008 Quarter, compared to $0.00 for the 2007 Quarter. The increase in loss per share in the 2008 Quarter was due to the increase in net loss.

Net Sales

Net sales decreased $1.2 million, or 20%, to $4.7 million in the 2008 Quarter from $5.9 million in the 2007 Quarter due to a precipitous decline in sales of cell phone products of $1.6 million, or 85%. This decline was offset in part by increases in sales of diabetic products of $0.4 million, or 13%, and sales of other products of $0.1 million, or 13%.  The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2008 Quarter 3 Months ended March 31, 2008 (millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic Products..................................	$2.4	$0.4	$0.7	$3.6
Other Products.......................................	0.2	0.6	--	0.9
Cell Phone Products..............................	0.1	--	0.1	0.3
Total*	$2.8	$1.0	$0.9	$4.7

Net Sales for 2007 Quarter 3 Months ended March 31, 2007 (millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic Products..................................	$2.0	$0.7	$0.5	$3.2
Other Products.......................................	0.1	0.7	--	0.8
Cell Phone Products..............................	0.7	0.4	0.8	1.9
Total*	$2.8	$1.8	$1.3	$5.9

* Tables may not total due to rounding.

Diabetic Product Sales

We design to the order of and sell directly to our OEM customers carrying cases used by diabetics to carry their personal electronic, blood glucose monitoring kits. In the 2008 Quarter, OEM customers for these carrying cases included Lifescan, Abbott Labs, and Roche Diagnostics (including their subsidiaries, affiliates and contract manufacturers) as well as other customers. Our carrying cases are packaged as an accessory "in-box" with the monitoring kits that are sold by our OEM customers.

Sales of cases for blood glucose monitoring kits increased approximately $0.4 million, or 13%, to $3.6 million in the 2008 Quarter from $3.2 million in the 2007 Quarter. This increase was primarily due to higher sales to Lifescan of $0.4 million and Roche of $0.4 million in the 2008 Quarter, offset in part by a decrease in sales to Abbot of $0.5 million.

Sales of carrying cases for blood glucose monitoring kits represented 75% of our total net sales in the 2008 Quarter compared to 55% of our total net sales in the 2007 Quarter due primarily to the significant decline in cell phone product sales.

Other Product Sales

We design and sell a number of other carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players, and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By the nature of our distribution in this market, sales of these customized products to order in their product category vary from period to period without necessarily reflecting a significant trend in overall demand for these items. Sales of other products increased $0.1 million, or 13%, to $0.9 million in the 2008 Quarter from $0.8 million in the 2007 Quarter due primarily to a $0.2 million increase in sales to one OEM customer. This increase was offset by several smaller decreases in sales to other suppliers of these items.

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

Forward Industries, Inc.

In addition, until December 31, 2007, when  our license agreement with Motorola, Inc. expired, we sold certain separately packaged cell phone carry solution cases and accessories bearing the Motorola trademark directly to third party wholesalers and retailers in the EMEA and APAC Regions. Under the provisions of the agreement, during the 2008 Quarter, we had the limited right to sell existing inventory on hand (or that was in the process of manufacture as of December 31, 2007). This limited sell-through right expired on March 30, 2008. However, we are presently in negotiations with Motorola with respect to a new license agreement. As long as these negotiations may continue, if at all, our understanding is that Motorola has informally granted us the right to continue to sell licensed product in the EMEA Region.

See “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, for a discussion of the risks relating to OEM customer Motorola.

Total sales of cell phone products decreased $1.6 million, or 85%, to $0.3 million in the 2008 Quarter from $1.9 million in the 2007 Quarter. “In-box” sales to Motorola decreased $1.0 million to 0.2 million in the 2008 Quarter from $1.2 million in the 2007 Quarter. We believe this significant decrease may be due to a number of factors, including increased competition and the economics accompanying our customer’s cell phone launch cycle. After an extended time on the market, successful handsets typically make a pricing transition to mid- and lower-tier phones, and the cost to the OEM of inclusion of accessories “in-box” comes to account for an unacceptably high percentage of the declining gross profit.  As a consequence, we believe our “in-box” accessories have been reduced and/or eliminated with consequent revenue loss for us.  Although we continue to be selected to participate in several new “in-box” programs with Motorola, these programs have not been significant, and the revenue from successful programs in recent fiscal years has not been replaced.

Sales to third party distributors and retailers under our license agreement with Motorola totaled $0.1 million in the 2008 Quarter compared to $0.7 million in Fiscal 2007, a decrease of $0.6 million, or 85%.  2008 Quarter sales under license represented exclusively sales for the 90-day period following expiration of the license, during which we had the limited right to sell inventory on hand. We believe that sales under our license agreement with Motorola were adversely affected as consumers may be less inclined to purchase relatively high cost cases and other accessories for mature, lower-tier phones accessorized by our products.   We believe that the decline may also be attributable to the licensor’s direct sales in the EMEA Region to one or more distributors, in direct competition with our sales efforts.

Sales of carry solutions for cell phone products represented 6% of our total net sales in the 2008 Quarter compared to 32% in the 2007 Quarter, due primarily to the significant decline in cell phone sales and, to a much lesser extent, the increases in our diabetic and other product sales.

Gross Profit

Gross profit decreased $0.7 million, or 52%, to $0.6 million in the 2008 Quarter from $1.3 million in the 2007 Quarter primarily due to the steep decline in revenue from cell phone products, but other factors affecting operations also adversely affected gross profit.   Sales of diabetic products, which typically have narrower margins than sales in the cell phone product line, accounted for an overall much higher percentage of our total net sales in the 2008 Quarter compared to the 2007 Quarter.  This adversely affected our gross profit percentage. Margins across all product lines continue to be affected by a difficult pricing environment.  In addition, higher costs of goods sold, including labor and materials costs due to inflation and currency factors, all contributed to reduced gross profit and gross profit percentage. Further, certain costs of operating our Hong Kong facility, which constitutes part of our cost of goods sold on our statements of operations, are relatively fixed and, on a lower revenue base, tend to act as a drag on our gross margin.

Forward Industries, Inc.

Our gross profit was also adversely affected by a $0.3 million charge we recorded in the 2008 Quarter for obsolete inventory. The majority of this charge relates to inventory held for sale under license as of March 31, 2008, bearing the Motorola trademark.

Finally, in order to meet certain of our customers’ delivery requirements, we incurred higher freight, duties and customs costs in the 2008 Quarter, which, on a lower revenue base, had the effect of further reducing our gross margin.

Gross profit as a percentage of net sales decreased to 13% in the 2008 Quarter from 22% in the 2007 Quarter due to the factors discussed above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $0.2 million, or 15%, to $1.3 million in the 2008 Quarter from $1.6 million in the 2007 Quarter.  This decrease was primarily due to reductions in personnel costs in both selling and general and administrative categories in the 2008 Quarter of $68,000 and $89,000, respectively, primarily due to expiration of employment agreements of executives, one in each area. In addition, royalty and commission expense was lower by $0.1 million in the 2008 Quarter as sales of Motorola licensed products post license expiration were not subject to a minimum royalty in the 2008 Quarter. These decreases were offset in part by higher professional fees, which increased $56,000 in the 2008 Quarter compared to the 2007 Quarter, due primarily to consulting fees incurred in respect of preparation for compliance with Rule 404 of the Sarbanes-Oxley Act, and to consulting fees paid to a director under his consulting agreement. Increases/decreases in other components of selling, general, and administrative expenses were not significant.

Other Income

Other income, predominantly consisting of interest income, declined 23% to $0.2 million, due primarily to lower average interest rates in the 2008 Quarter on slightly lower cash balances compared to the 2007 Quarter. The second component of “other income” consists of gain (loss) from foreign currency transactions, as to which we recorded a $17,000 gain in the 2008 Quarter compared to a small loss in the 2007 Quarter.

Pretax (Loss) Income

Pretax loss increased to $0.5 million in the 2008 Quarter from $42,000 in the 2007 Quarter as a result of the changes as described above.

Income Taxes

Benefit from income taxes increased to $0.2 million in the 2008 Quarter from $7,000 in the 2007 Quarter due primarily to the increased pre-tax loss in the 2008 Quarter.  Our effective tax rate does not approximate the United States statutory federal income tax rate primarily due to tax rate differentials in respect of state and foreign taxes, to which income recorded by Forward Innovations is subject. The (benefit) provision consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 7 to the Financial Statements.

We consider the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At March 31, 2008, those cumulative earnings were approximately $4.5 million.

RESULTS OF OPERATIONS FOR THE 2008 PERIOD COMPARED TO THE 2007 PERIOD

Net (loss) income

We incurred a net loss of $0.6 million in the 2008 Period compared to net income of $0.3 million in the 2007 Period, a decrease of $1.0 million. This decrease was due to a $1.5 million, or 47%, decline in gross profit resulting from a significant decline in sales of cell phone products, as detailed below, as well as, in small part, to a decline in other income. The decline in our gross profit was partially offset by reductions in our operating expenses of $0.3 million, or 8%, in the 2008 Period. Income taxes swung $0.3 million to a benefit in the 2008 Period from a provision in the 2007 Period, which had the effect of reducing the net loss. Basic and diluted per share data was ($0.08) for the 2008 Period, compared to $0.04 for the 2007 Period. The decrease in earnings per share in the 2008 Period was due to the decrease in net income.

Forward Industries, Inc.

Net Sales

Net sales decreased $3.6 million, or 27%, to $9.7 million in the 2008 Period compared to $13.3 million in the 2007 Period due to a decline in sales of cell phone products of $5.3 million, or 86%. This decline was offset in part by increases in sales of diabetic products of $1.4 million, or 25%, and sales of other products of $0.3 million, or 17%.  The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2008 Period 6 Months ended March 31, 2008 (millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic Products..................................	$4.3	$1.1	$1.6	$7.1
Other Products.......................................	0.4	1.3	0.1	1.8
Cell Phone Products..............................	0.3	0.2	0.3	0.8
Total*	$5.0	$2.6	$2.1	$9.7

Net Sales for 2007 Period 6 Months ended March 31, 2007 (millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic Products..................................	$3.4	$1.5	$0.8	$5.7
Other Products.......................................	0.2	1.3	--	1.5
Cell Phone Products..............................	2.5	1.5	2.1	6.1
Total*	$6.1	$4.3	$2.9	$13.3

* Tables may not total due to rounding.

Diabetic Product Sales

Sales of cases for blood glucose monitoring kits increased approximately $1.4 million, or 25%, to $7.1 million in the 2008 Period from $5.7 million in the 2007 Period. This increase was primarily due to higher sales to Lifescan and Roche of $1.1 million and $0.9 million, respectively, in the 2008 Period. These increases were offset by decreases in sales to Abbott and other suppliers of diabetic devices of $0.5 million and $0.1 million, respectively.

Sales of carrying cases for blood glucose monitoring kits represented 73% of our total net sales in the 2008 Period compared to 43% of our total net sales in the 2007 Period due primarily to the significant decline in cell phone product sales.

Other Product Sales

Sales of other products increased $0.3 million, or 17%, to $1.8 million in the 2008 Period from $1.5 million in the 2007 Period due primarily to a $0.3 million increase in sales to one OEM customer.

Cell Phone Product Sales

Total sales of cell phone products decreased $5.3 million, or 86%, to $0.8 million in the 2008 Period from $6.1 million in the 2007 Period. “In-box” sales to Motorola decreased $4.0 million to $0.6 million in the 2008 Period from $4.6 million in the 2007 Period. We believe this significant decrease may be due to a number of factors, including increased competition and the economics accompanying our customer’s cell phone launch cycle. After an extended time on the market, successful handsets typically make a pricing transition to mid- and lower-tier phones, and the cost to the OEM of inclusion of accessories “in box” comes to account for an unacceptably high percentage of the declining gross profit As a consequence, we believe our “in-box” accessories have been reduced and/or eliminated with consequent revenue loss for us.  Although we continue to be selected to participate in several new “in-box” programs with Motorola, these programs have not been significant, and the revenue from successful programs in recent fiscal years has not been replaced.

Forward Industries, Inc.

Sales to third party distributors and retailers under our license agreement with Motorola totaled $0.3 million in the 2008 Period compared to $1.5 million in the 2007 Period, a decrease of $1.2 million, or 82%.  2008 Period sales under license represented exclusively sales for the 90-day period following expiration of the license, during which we had the limited right to sell inventory on hand. We believe that sales under our license agreement with Motorola are being, and will continue to be, adversely affected as consumers may be less inclined to purchase relatively high cost cases and other accessories for mature, lower-tier phones accessorized by our products.   We believe that the decline may also be attributable to the licensor’s direct sales in the EMEA Region to one or more distributors, in direct competition with our sales efforts.

Sales of carry solutions for cell phone products represented 9% of our total net sales in the 2008 Period compared to 46% in the 2007 Period, due primarily to the significant decline in cell phone sales and, to a much lesser extent, the increases in our diabetic and other product sales.

See the discussion under “Results of Operations for the 2008 Quarter Compared to the 2007 Quarter” above relating to the status of the Motorola license and also “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, for a discussion of the risks relating to OEM customer Motorola.

Gross Profit

Gross profit decreased $1.5 million, or 47%, to $1.7 million in the 2008 Period from $1.3 million in the 2007 Period, primarily due to the steep decline in revenue from cell phone products, but other factors affecting our operations also contributed significantly to the decrease in gross profit.   With the decline in sales of cell phone products, sales of diabetic products, which typically have narrower margins, accounted for an overall higher percentage of our total net sales in the 2008 Period.  This adversely affected gross profit percentage. Margins across all product lines continue to be affected by a difficult pricing environment.  In addition, higher costs of goods sold, including labor and materials costs, due to inflation and currency factors, all contributed to reduced gross profit and gross profit percentage. Further, certain costs of operating our Hong Kong facility, which constitutes part of our cost of goods sold on our statements of operations, are relatively fixed and, on a lower revenue base, tend to act as a drag on our gross margin.

Our gross profit was also adversely affected by $0.4 million in charges we recorded during the 2008 Period for obsolete inventory. The majority of these charges relate to inventory held for sale under license as of March 31, 2008, bearing the Motorola trademark and are as of that date considered unsalable.  The balance of the charges primarily relate to other cell phone product inventory held for sale to Motorola that was judged to be obsolete during the 2008 Period.

Finally, in order to meet certain of our customers’ delivery requirements, we incurred higher freight, duties and customs costs in the 2008 Period, which, on a lower revenue base, had the effect of further reducing our gross margin.

Gross profit as a percentage of net sales decreased to 18% in the 2008 Period from 25% in the 2007 Period due to the factors discussed above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased nearly $0.3 million, or 8%, to $3.1 million in the 2008 Period from $3.3 million in the 2007 Period. Selling expenses decreased $0.3 million due to a 57% decline in royalty and commission expenses (due primarily to lower sales under the Motorola license), a 58% decline in travel and entertainment expenses, and a 5% decline in personnel costs.  General and administrative expense remained essentially flat at $1.6 million between the 2008 Period and 2007 Period, which masked certain changes of significance. Personnel costs increased $0.1 million in the 2008 Period due to an executive’s severance, which was offset by a reduction in professional fees of $0.1 million in the 2008 Period, as the 2007 Period included a $250,000 payment in respect of the defense of a purported class action litigation against the Company and certain of its directors. Increases/decreases in other components of selling, general, and administrative expenses were not significant.

Forward Industries, Inc.

Other Income

Other income, predominately consisting of interest income, declined 11% to $0.4 million due to lower average interest rates on slightly lower cash balances during the 2008 Period compared to the 2007 Period. The second component of “other income” consists of gain from foreign currency transactions, as to which we recorded $31,000 of gains in the 2008 Period compared to $6,000 of gains in the 2007 Period.

Pretax (Loss) Income

Pretax (loss) income decreased $1.3 million, to a pretax loss of $0.9 million in the 2008 Period from pretax income of $0.4 million in the 2007 Period as a result of the changes as described above.

Income Taxes

We recorded a benefit from income taxes of $0.2 million in the 2008 Period compared to a provision for income taxes of $83,000 in the 2007 Period due to the swing to pretax loss in the 2008 Period from pretax income in the 2007 Period.  Our effective tax rate does not approximate the United States statutory federal income tax rate primarily due to tax rate differentials in respect of state and foreign taxes, to which income recorded by Forward Innovations is subject. The (benefit) provision consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 7 to the Financial Statements.

We consider the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At March 31, 2008, those cumulative earnings were approximately $4.5 million.

LIQUIDITY AND CAPITAL RESOURCES

During the 2008 Period, we used $48,000 of cash in operations compared to generating $2.2 million of cash from operations in the 2007 Period. Our operating cash flows in the 2008 Period consisted of a net loss of $0.6 million, decreased by $0.4 million for non-cash items, and $0.3 million for net changes in working capital items, consisting primarily of changes in accounts receivable, and prepaid expenses and other current assets of $0.6 million and $0.2 million, respectively. These were offset, in part, by changes in inventories, and accrued expenses and other current liabilities of $0.6 million. The change in accounts receivable is attributable to the lower sales levels in the 2008 Period. The change in prepaid expenses and other current assets is primarily attributable to federal and state income taxes that were prepaid at September 30, 2007, and were subsequently refunded in the 2008 Period. The change in inventories is in support of sales orders received. The change in accrued expenses and other current liabilities is primarily due to decreases in royalties payable and sales bonuses payable.

Our operating cash flows in the 2007 Period consisted of net income of $0.3 million, increased by $0.2 million for non-cash items. These cash flows were decreased by net changes in working capital items of $1.7 million, consisting primarily of a change in accounts receivable and inventories of $2.3 million and $0.1 million, respectively, which was offset, in part, by changes in accrued expenses and other liabilities, and prepaid expenses and other current assets of $0.4 million and $0.3 million, respectively.

Forward Industries, Inc.

Investing activities used $19,000 in the 2008 Period for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software. In the 2007 Period, net investing activities used $15,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

Financing activities generated $39,000 in proceeds from the exercise of stock options in the 2008 Period. There were no financing activities in the 2007 Period.

At March 31, 2008, our current ratio (current assets divided by current liabilities) was 11.81; our quick ratio (current assets less inventories divided by current liabilities) was 11.28; and our working capital (current assets less current liabilities) was $23.4 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash on hand. The primary demands on our working capital are: operating losses and accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders and we order from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. We anticipate that our liquidity and financial resources for the twelve months will be adequate to manage our financial requirements.

In March 2008, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc. elected not to renew their credit facility with a U.S. bank that provided for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit.  Accordingly, this credit facility expired March 30, 2008. There were no borrowings or letter of credit obligations outstanding under this facility during the three and six-month periods ended March 31, 2008. See Note 4 to the unaudited consolidated Financial Statements set forth in Item 1.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment Period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled Periodly or converted into term loans. In connection with this facility, Forward Innovations has agreed to certain financial covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.35% as March 31, 2008). At March 31, 2008, Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $354,000 as of March 31, 2008) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Note 4 to the unaudited consolidated Financial Statements set forth in Item 1.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. Under that authorization, as of March 31, 2008, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million. In addition, in connection with an exercise of outstanding stock options, 72,917 shares were purchased during the 2008 Period in a non-cash transaction, which was outside the foregoing authorizations. See Item 2 of Part II of this Quarterly Report: Unregistered Sales and Purchases of Equity Securities and Use of Proceeds.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of March 31, 2008:

Forward Industries, Inc.

Contractual Obligation or Commitment	Apr 08 – Mar 09	Apr 09 - Mar 11	Apr 11 – Mar 13	Thereafter
Employment & Consulting Agreements	$293,000	$ --	$ --	$ --
Operating Leases	318,000	378,000	169,000	--
Totals	$611,000	$ 378,000	$169,000	$ --

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the 2008 Quarter, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Forward Industries, Inc.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2008, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

New Risk Factors

With the steep decline in cell phone revenue in the six months ended March 31, 2008, our business has become more highly concentrated in one product line, thus increasing the risks to our financial condition and results of operations compared to periods when revenue from customers from our two principal product lines were more balanced.

With the steep decline in revenues from sales of accessories for cellular handsets, revenues from sales of carry solutions for diabetic monitoring cases accounted for 73% of net revenues.  Thus, revenue from Lifescan, Abbott Labs, and Roche Diagnostics has accounted for a higher percentage of net sales.  In recent years, revenue from OEM customers in each of the two product lines fluctuated without one being consistently predominant.  If cellular handset revenues do not improve over the near- and medium term, our financial condition and results of operations will be subject to higher risk from the loss of one or more of these diabetic OEM customers due to the increased customer concentration and heightened, adverse impact of a loss of material amounts of revenues from one customer among a smaller revenue base.

We believe that Motorola’s announcement in March 2008 that it will spin off its Mobile Devices business increases the risk to our ongoing relationship with Motorola.

In March 2008 Motorola announced that it intends to spin off its Mobile Devices business, which has been our OEM customer for over 10 years.  During much of that 10-year period, Motorola was our largest customer by revenue and anchored our revenue and earnings base.  The steady and deep decline in our revenues from Motorola since September 2006 is, we believe, reflective of the risks and challenges inherent in the highly competitive cell handset business.   We cannot predict the further effects that the spin-off of the Mobile Devices business might have upon our business.  However, we do believe that this development increases the risks and uncertainties attendant to continuation of our long-standing relationship to the Mobile Devices business as a reliable, valuable supplier of carry solution accessories.  At the very least, the proposed spin-off increases the likelihood that a significant recovery in levels of revenue from Motorola may require more time and be subject to greater uncertainty than a recovery in the absence of changes in strategic management of the Mobile Devices unit.   On the other hand, if new management of the Mobile Devices business undertakes a sweeping reassessment of all business relationships and methods, which circumstances our beyond our control, the future scope and economics of “in-box” accessories and suppliers thereof may be at risk.  If our relationship with the Mobile Devices unit were weakened as a result of the spin-off, our business prospects, financial condition, and results of operations would continue to be materially and adversely affected, including the possible continuation of operating and net losses.  See the discussion of the Motorola license below.

Forward Industries, Inc.

Updated Risk Factors

Our license agreement with Motorola expired on December 31, 2007, and the failure to extend or renew this agreement would have a material, adverse effect on our results of operations and financial condition.

Our license agreement with Motorola, Inc. expired on December 31, 2007.  Accordingly, our rights to sell certain cell phone carry solution cases and accessories bearing the Motorola trademark has expired. During the 2008 Quarter, under the provisions of the license agreement, we had the limited right to sell existing inventory on hand (or that was in the process of manufacture at December 31, 2007). These limited sell-through rights expired on March 30, 2008.

We are presently in negotiations with Motorola with respect to a new license agreement, but there can be no assurance that we will be able to achieve an extension, renewal, or new agreement on terms acceptable to us.  Motorola’s announcement in March 2008 that it intends to spin off its Mobile Devices business is likely to increase the uncertainty, complexity, and difficulty in these negotiations.   Any failure to obtain a new license agreement on a long-term basis on terms acceptable to us would have a material and adverse effect on our results of operations and financial condition. In addition to the loss of revenues as a consequence of losing aftermarket sales to cell phone retailers and distributors, we would expect that our profit margins would suffer materially, as currently margins on certain sales of licensed products exceed for the most part those in respect of case sales for OEM cell phone handsets and blood glucose monitoring kits.

Our dependence on foreign manufacturers creates quality control, product cost, pricing, availability, and delivery risks. As a result, from time to time we experience certain quality control issues that may threaten customer relationships.

All of our products are manufactured by Chinese manufacturers in China. Our reliance on foreign suppliers, manufacturers, and other contractors involves significant risks, including reduced control over quality assurance, manufacturing yields and costs, delivery schedules, the potential lack of adequate capacity, and potential misappropriation of our designs.

In Fiscal 2006, we transitioned the responsibility for quality assurance inspection of products from our Koszegi Asia facility to a third-party quality assurance provider. Since making this transition we have experienced a high level of personnel turnover at Koszegi Asia, particularly in our sourcing department, as well as in employees who oversee the quality control activities of our quality assurance provider. As a result, certain quality control and delivery problems surfaced in Fiscal 2007 and other quality control issues have continued in Fiscal 2008. We are working diligently to improve our quality assurance operations to meet the exacting quality and delivery standards our customers require from us on a consistent basis. However, there can be no assurance that we will be successful in doing so and our failure to do so may adversely affect customer relationships and could result in the loss of a key customer, which could have an adverse effect on our results of operations and our business reputation.  Currently, we are attempting to resolve a quality problem with our largest customer. . We are working diligently with this customer and independent labs to correct this problem, but there can be no assurance that our efforts will be successful. Our failure to resolve this quality problem to this customer’s satisfaction may result in the loss of this customer.

Our business is and has been characterized by a high degree of customer concentration.  Our three largest customers accounted for approximately 72%, 72% and 65% of net sales in the 2008 Period, Fiscal 2007 and Fiscal 2006, respectively; the loss of, or material reduction in orders from, any of these customers could materially and adversely affect our results of operations and financial condition.

Forward Industries, Inc.

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

	Dollars in millions
	2008 Period		Fiscal 2007		Fiscal 2006
Customer:	Net Sales	Percentage of Net Sales	Net Sales	Percentage of Net Sales	Net Sales	Percentage of Net Sales
Lifescan...............	$ 4.4	45%	$ 7.1	32%	$ 5.3	17%
Motorola *..........	**	**	6.0	27%	11.3	37%
Abbott.................	1.5	16%	2.9	13%	3.3	11%
Roche...................	1.0	11%	**	**	**	**
Totals.............	$6.9	70%	$16.0	72%	$19.9	65%

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

During Fiscal 2007 and into the 2008 Period, we have experienced significant pricing pressure from our OEM customers in both cell phone product sales and blood glucose monitor carrying case sales.  We have been unable to extract comparable pricing concessions from our product suppliers across all product lines, which has resulted in the erosion of product sales margins.  We anticipate that pressures on our pricing power and shifts in our product mix will continue to exert downward pressure on our gross profit percentage in the fiscal year ending September 30, 2008.  We are also facing more persistent increases in costs of goods sold, due to inflationary pressures on materials and labor costs incurred by our Chinese vendors.  In addition, prices these vendors charge to us are reflecting the appreciation of Chinese currency against the US dollar, which are passed through to us in the form of higher US dollar prices. Other components of cost of goods sold, such as our Hong Kong/China inspection costs, which traditionally have been relatively fixed, are showing signs of wage-price inflation.  We also face higher energy costs passed through to us in freight charges.  When calculated on the basis of reduced sales volumes, these pressures are also contributing to reduced gross profit percentage.  We cannot predict when, if at all, our overall product sales margins will begin to improve. If we are unable to renew the license agreement with Motorola on terms acceptable to us, as detailed in the risk factor above, our product sales margins could be subject to further compression, as margins on licensed aftermarket sales are frequently more advantageous to us than on OEM sales.

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

Forward Industries, Inc.

ITEM 2. UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200.  Under these authorizations, as of March 31, 2008, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million during the 2008 Period. No purchases were made during the 2008 Period or 2007 Period. Separately, on March 5, 2008, the Company in effect purchased 72,917 outstanding shares of common stock held by Jerome E. Ball, the Company’s Chairman of the Board of Directors and former principal executive officer, by accepting such shares at their fair market value at such date as consideration for his exercise of options to purchase 100,000 shares of common stock as part of a cashless exercise.

Amounts in thousands, except per share amounts	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	--	$ --	--
February 1, 2008 – February 29, 2008	--	--	--
March 1, 2008 – March 31, 2008	72,917	2.40	--	313,600
Totals	72,917	$2.40	--	313,600

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on February 13, 2008.  The following matters were voted upon at the Annual Meeting of Shareholders:

1.        Election of a Board of Directors

	Number of Shares Voted
Name	For	Withheld
Jerome E. Ball..............................	6,044,703	467,111
John Chiste..................................	6,164,728	347,086
Bruce Galloway...........................	6,057,597	454,217
Fred Hamilton..............................	6,167,828	343,986
Louis Lipschitz............................	6,056,928	454,886
Douglas Sabra.............................	6,062,728	449,086
Michael Schiffman......................	6,037,664	474,150

Forward Industries, Inc.

2.     Ratification of the appointment of Kaufman, Rossin & Co., P.A. as the independent registered public accounting firm for the Company for the Fiscal Year ending September 30, 2008.

	Number of Shares Voted
	For	Against	Abstain
Ratify Kaufman Rossin & Co., P.A. as the independent registered public accounting firm for the Company the Fiscal Year ending September 30, 2008	6,116,105	205,371	143,215

ITEM 5. OTHER INFORMATION

On April 22, 2008, the Company’s Chairman of its Board of Directors, Jerome E. Ball died.  At the time of his death, Mr. Ball was serving as a consultant to the Company with a two year term expiring December 31, 2009, in consideration of a monthly consulting fee of $10,000.  Pursuant to the terms of the Agreement, Mr. Ball’s estate is entitled to payment of one-half the monthly payments remaining under the Agreement at the time of his death as a termination benefit.  Accordingly, the Company anticipates making a payment of $100,000 to Mr. Ball's estate within thirty days of termination.  In addition, pursuant to this Agreement Mr. Ball’s election as director and appointment as Chairman of the Board in February 2008 entitled him to $25,000 per annum, payable in monthly installments.  Monthly payments of approximately $2,100 through April 2008 aggregating $6,250 were made to Mr. Ball.  No further payments are due and owing to his estate under this part of the Agreement.

Unexercised stock options to purchase 10,000 shares of common stock granted to Mr. Ball pursuant to the 2007 Equity Incentive Plan in February 2008 were subject to a vesting period of one year. The Compensation Committee in recognition of Mr. Ball’s nearly ten years of service as Chairman and CEO, has determined that such options shall vest in order to permit Mr. Ball’s estate to exercise the options within a one year period if in the interest of the estate to do so.

The Company’s Nominating and Governance Committee met on May 1, 2008 and determined not to fill the vacancy on the Board of Directors resulting from Mr. Ball’s death and approved a resolution to reduce the size of the Company’s Board to six directors from seven. In addition, the Board of Directors approved the Committee’s nominations of Douglas W. Sabra, the Company’s Chief Executive Officer, as Acting Chairman of the Board.

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

Dated: May 2, 2008	FORWARD INDUSTRIES, INC. (Registrant)

By: /s/ Douglas W. Sabra
Douglas W. Sabra Chief Executive Officer (Principal Executive Officer)

By: /s/James O. McKenna
James O. McKenna Chief Financial Officer (Principal Financial and Accounting Officer)