Form 10-Q
period 2008-06-30
FORWARD INDUSTRIES INC
filed 2008-08-11
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2008.

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

[ ] Large accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company)	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          [   ] Yes   [X] No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date August 1, 2008, was 7,915,522  shares.

Forward Industries, Inc.

INDEX

PART I.		FINANCIAL INFORMATION	Page No.

	Item 1.	Financial Statements
		- Consolidated Balance Sheets as of June 30, 2008 (unaudited)
		and September 30, 2007............................................................................................................	4

		- Consolidated Statements of Operations (unaudited) for the Three and Nine Months
		Ended June 30, 2008 and 2007.................................................................................................	5

		- Consolidated Statements of Cash Flows (unaudited) for the Nine Months
		Ended June 30, 2008 and 2007.................................................................................................	6

		- Notes to Consolidated Financial Statements (unaudited)...............................................	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................................	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk...........................................	30
	Item 4.	Controls and Procedures............................................................................................................	30

	Item 4T.	Controls and Procedures............................................................................................................	30

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings.......................................................................................................................	31

	Item 1A.	Risk Factors.................................................................................................................................	31

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds............................................	34

	Item 3	Defaults Upon Senior Securities..............................................................................................	34

	Item 4.	Submission of Matters to a Vote of Security Holders...........................................................	34

	Item 5.	Other Information........................................................................................................................	34

	Item 6.	Exhibits..........................................................................................................................................	34

		Signatures.....................................................................................................................................	35

		Certifications................................................................................................................................	36

Note Regarding Use of Certain Terms

                In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms "we", "our", and the "Company"  refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries; “Forward” or “Forward Industries” refers to Forward Industries, Inc.; “common stock” refers to the common stock, $.01 par value per share, of Forward Industries, Inc.; "Koszegi" refers to Forward Industries’ wholly owned subsidiary Koszegi Industries, Inc., an Indiana corporation; “Koszegi Asia” refers to Forward Industries’ wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation; “Forward Innovations” refers to Forward Industries’ wholly owned subsidiary Forward Innovations GmbH, a Swiss corporation; “Forward APAC” refers to Forward Industries’ wholly owned subsidiary Forward Asia Pacific Limited, a Hong Kong corporation; “GAAP” refers to accounting principles generally accepted in the United States; “Commission” refers to the United States Securities and Exchange Commission; “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; the “2008 Quarter” refers to the three months ended June 30, 2008; the “2007 Quarter” refers to the three months ended June 30, 2007; the “2008 Period” refers to the nine months ended June 30, 2008; the “2007 Period” refers to the nine months ended June 30, 2007; “Fiscal 2008” refers to our fiscal year ending September 30, 2008; “Fiscal 2007” refers to our fiscal year ended September 30, 2007; “EMEA Region” means the geographic area encompassing Europe, the Middle East and Africa; “Europe” means the countries included in the European Union and also, in the context of the Motorola License territory, the following countries:  Norway, Switzerland, Croatia, Russia, Ukraine, Albania, Belarus, Bosnia-Herzegovina,, Macedonia, and Uzbekistan; APAC Region means the Asia Pacific Region, consisting of Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam; and “Americas” refers to the geographic area encompassing North, Central, and South America.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents...........................................................................................	$20,318,859	$20,267,791
Accounts receivable, net ..............................................................................................	4,428,783	4,135,117
Inventories, net...............................................................................................................	1,390,535	1,072,360
Prepaid expenses and other current assets................................................................	341,211	628,786
Deferred tax asset...........................................................................................................	250,348	279,741
Total current assets..........................................................................................	26,729,736	26,383,795

Property, plant, and equipment, net.................................................................................	135,904	160,644
Deferred tax asset...............................................................................................................	211,217	29,898
Other assets.........................................................................................................................	57,181	57,538
Total Assets........................................................................................................................	$27,134,038	$26,631,875

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$2,993,680	$1,904,946
Accrued expenses and other current liabilities...........................................................	339,562	303,185
Total current liabilities....................................................................................	3,333,242	2,208,131

Commitments and contingencies....................................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued.................................................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,621,932 and 8,488,932 shares issued, respectively (including 706,410 and 633,493 held in treasury, respectively)............................................................	86,219	84,889
Capital in excess of par value....................................................................................	15,852,953	15,546,046
Treasury stock, 706,410 and 633,493 shares at cost .............................................	(1,260,057)	(1,085,057)
Retained earnings.......................................................................................................	9,121,681	9,877,866
Total shareholders' equity...............................................................................................	23,800,796	24,423,744
Total liabilities and shareholders’ equity......................................................................	$27,134,038	$26,631,875

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net sales..........................................................................	$5,568,232	$4,401,462	$15,249,026	$17,711,652
Cost of goods sold..........................................................	4,406,016	3,460,380	12,349,930	13,513,140
Gross profit.....................................................................	1,162,216	941,082	2,899,096	4,198,512

Operating expenses:
Selling.......................................................................	652,048	920,140	2,127,240	2,697,178
General and administrative....................................	673,266	627,705	2,258,812	2,186,955
Total operating expenses..............................	1,325,314	1,547,845	4,386,052	4,884,133

Loss from operations....................................................	(163,098)	(606,763)	(1,486,956)	(685,621)

Other income:
Interest income........................................................	104,590	249,736	517,713	743,146
Other (expense) income, net..................................	(7,297)	(2,911)	23,575	3,257
Total other income.........................................	97,293	246,825	541,288	746,403

(Loss) income before provision (benefit) for income taxes............................................................	(65,805)	(359,938)	(945,668)	60,782
Provision (benefit) for income taxes...........................	45,191	(77,128)	(189,485)	5,601
Net (loss) income ..........................................................	($110,996)	($282,810)	($756,183)	$55,181

Net (loss) income per common and common equivalent share
Basic.................................................................	($0.01)	($0.04)	($0.10)	$0.01
Diluted..............................................................	($0.01)	($0.04)	($0.10)	$0.01

Weighted average number of common and common equivalent shares outstanding
Basic.................................................................	7,911,412	7,835,454	7,879,730	7,852,777
Diluted..............................................................	7,911,412	7,835,454	7,879,730	7,964,485

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended June 30,
	2008	2007
Operating activities:
Net (loss) income.................................................................................................................	($756,183)	$55,181
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for obsolete inventory.............................................................................	465,442	248,661
Deferred income taxes................................................................................................	(151,926)	28,401
Share-based compensation.......................................................................................	94,735	47,985
Depreciation and amortization.................................................................................	48,936	68,496
Provision for bad debt expense...............................................................................	(20,033)	--
Changes in operating assets and liabilities:
Accounts receivable..................................................................................................	(273,633)	2,793,269
Inventories..................................................................................................................	(783,617)	525,162
Prepaid expenses and other current assets............................................................	287,575	(524,715)
Other assets................................................................................................................	357	(5,606)
Accounts payable......................................................................................................	1,088,734	(298,627)
Accrued expenses and other current liabilities......................................................	36,377	(391,171)
Net cash provided by operating activities	36,764	2,547,036

Investing activities:
Purchases of property, plant, and equipment................................................................	(24,196)	(52,120)
Net cash used in investing activities	(24,196)	(52,120)

Financing activities:
Purchases of treasury stock.............................................................................................	--	(204,098)
Proceeds from exercise of stock options........................................................................	38,500	--
Net cash provided by (used in) financing activities.....................................................	38,500	(204,098)

Net increase in cash and cash equivalents........................................................................	51,068	2,290,818

Cash and cash equivalents at beginning of period...........................................................	20,267,791	18,609,371

Cash and cash equivalents at end of period.......................................................................	$20,318,859	$20,900,189

Supplemental disclosure of non-cash activities:

During the nine months ended June 30, 2008, the Company accepted 72,917 shares of common stock valued at fair market value on the date of the transaction from a director as consideration to exercise options to purchase 100,000 shares of common stock as part of a cashless exercise.

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design, marketing, and distribution of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl, and other synthetic fabrics.  The cases and other products are used primarily for the protection and transport of portable electronic devices such as cellular phones and medical devices. The Company markets its products as a direct seller to original-equipment-manufacturers (“OEMs”) and as a distributor to retailers and wholesalers.  Sales to OEM customers are made in Europe, the APAC Region (meaning the Asia Pacific Region, encompassing Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam), and  the Americas (meaning the geographic area, encompassing North, Central, and South America). Sales to retailers and distributors are made, in the case of Company branded products, in Europe and, under a non-exclusive license bearing the Motorola trademarks, in the United States, Canada, and Europe.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Supplier Rebates

Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company has entered into agreements with several of its suppliers that grant the Company a rebate based on its level of purchases made during each fiscal quarter. In lieu of a cash payment from these suppliers the Company generally receives a credit memo. The Company reduces accounts payable to the supplier, inventory, and cost of goods sold each quarter as the Company earns the rebates.  For the three-month periods ended June 30, 2008 and 2007, the cumulative amounts of such quarterly rebates were approximately $130,000 and $94,000, respectively. For the nine-month periods ended June 30, 2008 and 2007, the cumulative amounts of such quarterly rebates were approximately $329,000 and $422,000, respectively. The quarterly rebates are net of amounts allocated to unsold inventories and are reflected in the accompanying consolidated statements of operations as a reduction of cost of goods sold.

Foreign Currency Transactions

The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income, net” in the accompanying unaudited consolidated statements of operations. The net (losses) from foreign currency transactions were approximately ($7,000) and ($3,000) for the three-month periods ended June 30, 2008 and 2007, respectively. The net gains from foreign currency transactions were approximately $20,000 and $3,000 for the nine-month periods ended June 30, 2008 and 2007, respectively.

Comprehensive (Loss) Income

 For the three and nine-month periods ended June 30, 2008 and 2007, the Company did not have any components of comprehensive (loss) income other than net (loss) income.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 3     INVENTORIES

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to the cost of goods sold line of the Company’s consolidated statements of operations. Reserved inventory that is disposed of is charged against the allowance; and any subsequent sales or recoveries for reserved inventory are recorded as a reduction of the cost of goods sold line of the Company’s consolidated statements of operations. Management’s estimates in determining the adequacy of the allowance are based upon several factors including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance, as well as recoveries of reserved inventory, may change from time to time based on management’s assessments, and such changes could be material.

NOTE 4     DEBT

In March 2008, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc., elected not to renew their credit facility with a U.S. bank that provided for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit.  Accordingly, this credit facility expired March 30, 2008. There were no borrowings or letter of credit obligations outstanding under this facility during the three and nine-month periods ended June 30, 2008.

In 2003, Forward’s wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.35% as June 30, 2008).  At June 30, 2008, Forward Innovations is contingently liable to the bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $353,000 as at June 30, 2008) in favor of Forward Innovations’ freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Note 10.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Stock Repurchase

On September 27, 2002, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s outstanding common stock (approximately 7% of the number of shares then outstanding). On January 21, 2004, the Company’s Board increased the amount of shares authorized for repurchase to 486,200.  Under these authorizations, as of June 30, 2008, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million, including 60,000 shares in the 2007 Period, but none during the 2008 Period, leaving a balance of 313,597 shares (approximately 4% of the shares outstanding at June 30, 2008) under those authorizations.  Separately, on March 5, 2008, the Company in effect purchased 72,917 outstanding shares of common stock held by the Company’s former Chairman of the Board and principal executive officer, by accepting such shares at their fair market value on such date as consideration for his exercise of options to purchase 100,000 shares of common stock as part of a cashless exercise.   See Note 9.

NOTE 6     OPERATING SEGMENT INFORMATION

The Company operates in a single segment: the supply of carrying solutions for portable electronic devices. This carrying-solution segment includes the design, marketing, and distribution of products to its customers that include manufacturers of consumer hand held wireless telecommunications and medical monitoring devices. The Company’s carrying solution segment operates in geographic regions that include primarily the APAC, Americas, and EMEA regions. Geographic regions are defined based primarily on the location of the customer.  The following table presents net sales related to these geographic segments:

                                                                                                                      (all amounts in thousands of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
APAC..........................................................	$2,859	$2,463	$7,913	$8,578
Americas.....................................................	1,823	1,230	4,394	5,508
EMEA.........................................................	886	708	2,942	3,626
Total net sales...........................................	$5,568	$4,401	$15,249	$17,712

NOTE 7     INCOME TAXES

The Company’s income tax (benefit) provision consists of the following United States and foreign components.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
U.S. Federal and State:
Current...................................................	$ --	($106,400)	$ --	($22,800)
Deferred.................................................	56,578	44,272	(152,938)	34,272

Foreign:
Current...................................................	--	(9,129)	--	--
Deferred.................................................	(11,387)	(5,871)	(36,547)	(5,871)
Income tax (benefit) provision..............	$45,191	($77,128)	($189,485)	$5,601

The Company’s effective tax rate does not approximate the statutory United States federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7     INCOME TAXES (CONTINUED)

Effective June 2001, undistributed earnings of the Company’s Swiss subsidiary are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At June 30, 2008, the Company’s Swiss subsidiary had approximately $4,395,000 of accumulated undistributed earnings.

NOTE 8     (LOSS) EARNINGS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. For this purpose, the average quoted market prices on the NASDAQ SmallCap Market for the Company's common stock for the three-month periods ended June 30, 2008 and 2007, were $2.46 and $3.63, respectively. The average quoted market prices on the NASDAQ SmallCap Market for the Company's common stock for the nine-month periods ended June 30, 2008 and 2007, were $2.47 and $6.42, respectively.

Loss per share data for the three and nine-month periods ended June 30, 2008 and three-month period ended June 30, 2007, excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive. Income per share data for the nine-month period ended June 30, 2007, excludes options to purchase a total of 70,000 shares of common stock from the computation of diluted earnings per share because the exercise prices were greater than the average quoted market prices of the Company’s common stock for such period, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings per Share (“SFAS 128”).

In accordance with the contingently issuable shares provision of SFAS 128, 39,998 shares of service-based common stock awards (“restricted stock”) were excluded from the calculation of diluted loss per share for the three-month period ended June 30, 2008.

NOTE 9     STOCK BASED COMPENSATION

In May 2007, shareholders of the Company approved the 2007 Equity Incentive Plan (the 2007 Plan), pursuant to which up to 400,000 shares of common stock can be issued to officers, employees, and non-employee directors of the Company upon the grant of restricted common stock and the exercise of stock options granted to such persons. This plan was adopted by the Board of Directors in February 2007.  The price at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock at the date of grant. The Company’s Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and restricted stock grants generally vest in equal proportions over three years.   As of June 30, 2008, 258,000 shares of common stock remain available for grants of awards of restricted stock and options to purchase common stock under the 2007 Plan.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards

On February 15, 2008, the Compensation Committee granted 60,000 stock option awards, in the aggregate, to the Company’s non-employee directors under the 2007 Plan. These awards are subject to a continued service condition and vest on the anniversary date the awards were granted. Accordingly, the Company recognized approximately $29,000 and $43,000 of compensation cost related to these stock option awards in its consolidated statements of operations for the three- and nine-month periods ended June 30, 2008, respectively.

Under the 1996 Plan 30,000 fully vested stock options remain outstanding and unexercised, all at exercise prices higher than the fair market value of the stock at June 30, 2008.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes stock option activity under the 2007 Plan and the 1996 Plan from September 30, 2007 through June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	232,000*	$4.51	4.68	$233,000
Granted..............................................	60,000
Exercised...........................................	122,000
Forfeited**.......................................	--
Expired...............................................	60,000
Outstanding at June 30, 2008	110,000	$4.26	9.50	$28,800

Options vested at June 30, 2008........	60,000	$5.98	8.55	--
Options exercisable at June 30, 2008..................................	60,000	$5.98	8.55	--

*Of these, 30,000 were issued pursuant to the 1996 Plan.

**Options to purchase 10,000 shares of common stock granted to a non-employee director who died in April 2008 would under normal terms of the grant have lapsed upon death.  The Compensation Committee determined to waive that forfeiture provision for a period of one year from the date of death in recognition of the director’s years of service in his capacities as chief executive officer and director.

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Three- and Nine-Month Periods Ended June 30,
	2008	2007
Expected term (in years).......................	5.0	5.0
Risk-free interest rate............................	3.78%	4.7%
Expected volatility.................................	80.2%	96.2%
Expected dividend yield.......................	0%	0%

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards

Under the 2007 Plan as of June 30, 2008, the Compensation Committee had approved and granted awards of 62,000 shares of restricted stock, in the aggregate, to certain key employees, one of whom also serves as a director, pursuant to the 2007 Plan.  Vesting of the restricted stock is generally subject to a continued service condition with one-third of the awards vesting each year on the anniversary date the awards were granted typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the market value of the Company’s common stock on the grant date. During the three- and nine-month periods ended June 30, 2008, the Company recognized approximately $15,000 and $52,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards vesting under the 2007 Equity Plan.

The following table summarizes restricted stock activity under the 2007 Plan from September 30, 2007, through June 30, 2008.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2007........................................	21,999	$3.49
Changes during the period:
Shares granted................................................................................	29,000	$2.37
Shares vested..................................................................................	(11,000)	$3.49
Shares forfeited...............................................................................	--	--
Non-vested balance at June 30, 2008...................................................	39,999	$2.68

As of June 30, 2008, there was approximately $65,000 of total unrecognized compensation cost related to 39,999 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Equity Incentive Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) period.

Warrants

As of June 30, 2008, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. These warrants are scheduled to expire 90 days after a registration statement is declared effective by the Securities and Exchange Commission. As of June 30, 2008, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 10   COMMITMENTS AND CONTINGENCIES

Royalty Commitments

On May 22, 2008, the Company entered into a non-exclusive license agreement with Motorola, Inc. (“Motorola”) that grants the Company the right to distribute certain Motorola trademarked carry solution accessory products to wholesale and retail customers in the United States, Canada, and Europe through March 31, 2009, subject to renewal by mutual agreement.  The license agreement is effective retroactive to January 1, 2008, following the expiration of a prior license agreement on December 31, 2007.  The grant under the expired license was limited to the EMEA Region and pertained to traditional Motorola branded handsets; the grant under the new license expands the licensed territory (although limited to Europe and not the Middle East or Africa) and covers a broader range of cell phone handsets, including Motorola’s “IDEN®” brand .

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Royalty Commitments (continued)

In consideration of the grant, the Company has agreed to pay to Motorola a royalty based upon a percentage of actual net sales of branded accessory products, subject to payment of minimum royalties (irrespective of actual net sales) in the amount of $650,000 over the initial 15-month term of the agreement as follows:

In Respect of Calendar Quarter Ended:	Minimum Royalty
March 31, 2008........................................................................	$ --
June 30, 2008...........................................................................	--
September 30, 2008.................................................................	150,000
December 31, 2008..................................................................	250,000
March 31, 2009........................................................................	250,000
Total minimum royalty......................................................	$650,000

If the Company elects to give notice to terminate the license agreement under certain conditions, as specified in the agreement, before its expiration on March 31, 2009, it will be required to pay minimum royalties for the two calendar quarters commencing after the date of notice plus the remainder of the minimum royalty, if any, for the quarter in which the notice was given. The minimum royalty commitments are recognized as expense from the January 1, 2008, effective date of the agreement through expiration of the agreement.

The Company recorded royalty expense of approximately $83,000 (attributable to the new license) and $185,000 ($102,000 of which is attributable to the expired license) for the three and nine-month periods ended June 30, 2008, respectively, which represents the minimum royalties accrued in respect of such periods. For the three and nine month periods ended June 30, 2007, the Company recorded royalty expense of $62,000 and $315,000, respectively, which represent royalties paid in respect of actual sales and in each case represent an amount in excess (and in lieu) of the minimum royalties otherwise payable to Motorola in respect of those periods. These amounts are included in selling expenses in the accompanying consolidated statements of operations for the respective three- and nine- month periods of 2008 and 2007.

Bank Guarantee

In July 2002, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (equal to approximately $353,000 as of June 30, 2008) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. Commencing December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. As of June 30, 2008, the Company has not incurred a liability in connection with this guarantee.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreement

Effective October 1, 2005, the Company entered into an employment agreement with Douglas W. Sabra in order to secure his services to Forward during the term of the agreement.  Mr. Sabra’s agreement expires December 31, 2008, and provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). If Forward gives such notice, subject to certain conditions, the executive would be entitled to receive six months salary, at the rate then in effect, as severance.  No stock options or other equity compensation is granted pursuant to this agreement.

Mr. Sabra’s agreement was amended effective January 1, 2008, in connection with his appointment as Chief Executive Officer to increase his annual salary from $225,000 to $250,000.   At the time of this appointment and salary increase the Compensation Committee of the Company’s Board of Directors also determined to grant Mr. Sabra 20,000 shares of restricted stock under the 2007 Plan, with a grant date of January 2, 2008, vesting in equal proportions over three years from the grant date.

In addition, under his agreement Mr. Sabra is eligible to receive bonus compensation in each year of the term of his agreement based on financial incentives.  The formula, as amended, that determines the amount of bonus that may be earned in each year during the term of the agreement is based on a percentage of Forward’s Pre-Tax Income or other indicia of results of operations as specified each year by the Compensation Committee.

Mr. Sabra is entitled to receive customary benefits including health, life and disability insurance, auto allowances and participation in the Company's 401K retirement plan.

Other Agreements

    Effective October 1, 2005, the Company entered into an employment agreement with each of Jerome E. Ball and Michael M. Schiffman to secure their services to Forward during the terms of their respective agreements.  Mr. Ball’s and Mr. Schiffman’s agreements expired December 31, 2007 (see the information below with respect to Mr. Ball’s consulting arrangements and Mr. Schiffman’s separation arrangements).

Consulting Arrangement

On April 22, 2008, the Company’s former Chairman of the Board died.  At the time of his death, he was serving as a consultant to the Company with a two year term expiring December 31, 2009, in consideration of a monthly consulting fee of $10,000.  Pursuant to the terms of the Agreement, his estate was entitled to payment of one-half the monthly payments remaining under the Agreement at the time of his death as a termination benefit.  Accordingly, the Company made a payment of $100,000 to his estate on May 9, 2008.  In addition, pursuant to this Agreement, his election as director and appointment as Chairman of the Board in February 2008 entitled him to $25,000 per annum, payable in monthly installments.  Monthly payments of approximately $2,100 through March 2008 aggregating $6,250 were made to him.  No further payments are due and owing to his estate under this part of the Agreement.

Unexercised stock options to purchase 10,000 shares of common stock granted to the Company’s former Chairman of the Board pursuant to the 2007 Equity Incentive Plan in February 2008 were subject to a vesting period of one year.  On May 1, 2008, the Compensation Committee, in recognition of his nearly ten years of service as Chairman and CEO, caused such shares to immediately vest in order to permit his estate to exercise the options within one year of the date of his death if the estate elects to do so.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Severance Arrangement

On January 28, 2008, the Company entered into severance arrangements with Mr. Schiffman, whose employment term as President and Chief Operating Officer expired December 31, 2007.  Under these arrangements, in addition to other customary terms and conditions, Mr. Schiffman was granted a severance package consisting of $162,500 (paid in full upon execution of the agreement) and a release by the Company of potential claims. In return, Mr. Schiffman released the Company from potential claims and agreed to certain modifications of the non-competition and non-solicitation covenants contained in the employment agreement.

NOTE 11   LEGAL PROCEDINGS

            From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2008, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  The following discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2008 (the “2008 Quarter”), with those for the three months ended June 30, 2007 (the “2007 Quarter”), and the nine months ended June 30, 2008 (the “2008 Period”), with those for the nine months ended June 30, 2007 (the “2007 Period”), and is based on or derived from the Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report. There have been no material changes in critical accounting estimates since September 30, 2007.  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains forward-looking statements that are not based on historical fact and that involve assessments of certain risks, developments, and uncertainties.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be borne out will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual factors, developments, events, and results may differ materially from those assumed.  Such risk factors, developments, uncertainties, and contingencies, including those discussed in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our annual report on Form 10-K for the fiscal year ended September 30, 2007, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among others, the following: our success in winning new business from existing and new customers and against competing vendors; whether replacement “in-box” programs that we win will be as successful as those that are replaced; the loss of a key salesman who has significant influence on our relationships with certain Original Equipment Manufacturer (“OEM”) customer makers of diabetic test kits; future prospects with OEM cellphone customer Motorola in light of pending strategic changes in its business and organization; whether revenues realized under the Motorola license will equal or exceed the sum of royalty expense and new compensation expense incurred for selling personnel required to ramp up selling channels for the license; our ability to maintain quality control standards at levels acceptable to our OEM customers’ requirements; levels of demand and pricing generally for cellular handsets and blood glucose monitoring devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; general economic and business conditions, nationally and internationally in the countries in which we do business; the adverse impact of growing inflationary factors on gross margins, in particular on components of cost of goods sold; the need to add materially to our inventory allowance, including the impact on inventory levels or saleability of inventory arising out of hub agreements we have entered into with two of our OEM customers; demographic changes; changes in technology, including developments affecting cellular handsets; developments in the treatment or control of diabetes that affect the incidence of use of handheld blood glucose monitors by diabetics; increased competition in the business of distribution of carry solutions for handheld electronic devices generally or increased competition to include carry solutions with products manufactured by our OEM customers in particular; changes affecting the business or business prospects of one or more of our principal OEM customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this report and our other reports filed with the Commission, including without limitation, those described under the caption Risk Factors contained in our Annual Report on Form 10-K for the year ended September 30, 2007.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns or results will not differ materially from those set forth in any forward looking statement.

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

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  Our analysis to determine the appropriate allowance for doubtful accounts includes, among other factors, the age of receivable balances, our historical bad debts write-off experience, and our respective customer’s creditworthiness. At June 30, 2008 and September 30, 2007, our allowance for doubtful accounts was approximately $10,000 and $47,000, respectively.  Changes to this account are reflected in the general and administrative expense line of our consolidated statements of operations.  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, the assessments of new customers’ creditworthiness, changes in customer circumstances, or other factors could have a material effect on the recorded allowance.

Forward Industries, Inc.

Inventory Valuation

We make estimates and judgments to value our inventory. Our inventory is recorded at the lower of cost or market. The majority of our inventory consists of finished goods that are custom made by our suppliers based on firm orders from our OEM customers and held for our account or supplied to our OEM customers’ distribution hubs in anticipation of their draw-downs to fulfill orders.  We also periodically stock inventory in anticipation of orders from our OEM customers when it appears to us commercially advantageous to do so. In addition, we hold inventory in support of sales to wholesalers and distributors in the aftermarket, including our license agreement with Motorola.

At the end of each fiscal quarter, we evaluate our ending inventories, and we establish an allowance for inventory that is considered obsolete, slow moving, or otherwise un-saleable.  This evaluation includes, among other factors, analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand.  We physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $1.0 million and $0.6 million at June 30, 2008 and September 30, 2007, respectively.  The increase in the allowance from September 30, 2007, to June 30, 2008, which is reflected as an increase in cost of goods sold in our statement of operations for the 2008 Period, was due almost entirely to obsolescence or unsaleability of cell phone inventory, in particular inventory held for sale in support of the license agreement with Motorola. See Note 10 to the Financial Statements. Changes to this account are reflected in the cost of goods sold line of our consolidated statements of operations.

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

Deferred Income Taxes

In our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we are subject to taxation. This process involves estimating actual current income tax expense together with assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We had approximately $0.5 million and $0.3 million of deferred tax assets at June 30, 2008, and September 30, 2007, respectively. No valuation allowances were recorded in respect of these deferred tax assets as of such dates.

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

Forward Industries, Inc.

We depend for the predominant proportion of our sales revenues on OEM orders from our three largest customers, each of which is a large, multinational corporation.  Each of these customers launches different products and purchases products accessories, such as carrying cases, from many different vendors.  When we are selected to supply a carry solution “in-box” for a specific product and launch, we may not be in a position to know the frequency or volumes of our customers’ orders, or the duration of such orders (which will depend on the OEM customer product’s life cycle), all of which depend on our customers’ ongoing assessments of the product’s relative contribution to their businesses, as well as other factors.  Our OEM customers may keep products for which our carry solutions have been selected to be packaged “in-box” in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles and new product introductions, and our customers’ competitors’ product offerings.  Product life cycles for blood glucose monitoring instruments and kits and related carry case accessories are subject to advances in the technology for measurement of blood sugars and insulin administration.  Short product life cycles and/or significant variability in product pricing are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition among vendors is high, and industry technical standards are subject to continuing change.  When “in-box” programs end, and to the extent that the introduction of new programs does not include our products as an accessory “in-box”, or such new programs do include our products as an accessory “in-box” but do not result in a comparable level of demand for our products, the level of our OEM product sales is susceptible to significant and rapid change.

All of this makes our quarterly revenue levels susceptible to a high degree of variability and difficult to predict.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, its orders from us by amounts that are material to our business.

TRENDS IN RESULTS OF OPERATIONS

  As a key part of our strategy to diversify and strengthen our sales base, we expect to incur higher selling, general, and administrative expense in the fourth fiscal quarter of Fiscal 2008 and the first half of the fiscal year ending September 30, 2009 in support of the new license agreement and other initiatives to re-build our cell phone product and after market businesses.  Our commitments under the Motorola license entered into in May 2008 obligate us to pay minimum royalties in the nine months ending March 31, 2009, of $650,000, or $0.4 million higher than we paid in royalties in the nine months ended December 31, 2007.  Under the new license, the territory has expanded to include the United States and Canada in addition to Europe. We must commit resources to establishing new sales channels in North America and the parts of Europe we did not access under the old license; hire selling and administrative personnel to exploit the license opportunity; and incur product development costs to fill those channels, as the types of products for which the license is granted has also expanded to include Motorola’s IDEN® product line.  In addition, we are committing resources to re-build and strengthen our cell phone product and after market capability generally, which resources may not necessarily overlap or complement expenses incurred in connection with our efforts to generate licensed sales.  To the extent that we do not recognize meaningful revenues over the next several quarters from licensed and other aftermarket sales and from cell phone product sales, operating results will weaken from present levels.

  We anticipate that gross profit and gross profit percentage may continue to be adversely impacted by product mix factors. First, the average gross margin for all diabetic product sales tends to be narrow compared to other OEM sales and aftermarket sales.  Thus, as revenue from our diabetic product sales accounts for a higher percentage of our total revenue mix, our overall gross profit margin tends to be lower.  Therefore, absent a material increase in revenues from our other product lines, we anticipate that our overall gross margin will remain compressed. Second, as relatively higher margin diabetic case programs mature, we expect to face increased pricing pressure from our largest OEM customers, and this will further impact gross profit.

Forward Industries, Inc.

  We believe that building inflationary pressures in or affecting China’s economy will continue to contribute to rising costs of goods sold, which will pressure gross profit.  We source 100% of the products we sell and distribute from vendors located in China.  We anticipate that rising labor and materials costs (particularly in South China, where we source the majority of our products), and the rising value of the Renminbi in comparison to the U.S. dollar in Fiscal 2008 will continue to adversely affect gross profit.  Broader inflationary trends affecting prices of energy and commodities in the world economy generally are affecting China’s domestic economic policies and these are exacerbating inflationary pressures within China.  In addition, freight expense is increasing due to higher fuel costs and bulk shipping rates.  We believe our ability to pass these costs on to our larger customers may be limited.

  Despite strong performance from our line of diabetic case products, we foresee continuation of relatively weak operating results due to the absence of a meaningful contribution from cell phone product sales.  Revenues from our blood glucose monitoring kit business have been very strong in the 2008 Quarter and Period.  However, this product line generates relatively narrow margins and, absent a material increase in sales revenues from other product markets, we anticipate that we will incur a net loss for Fiscal 2008.  See “Risk Factors” in Part II, Item 1A, of this Quarterly Report on Form 10-Q for a discussion of recent developments relating to our relationship with Motorola.

  Pre-tax net loss in recent and the current reporting periods would have been significantly larger but for the substantial level of “other income”, which consists primarily of interest income on cash balances.  Federal Reserve reductions in the level of interest rates combined with slightly lower cash balances have and may continue to result in lower levels of other income and thus result in a smaller offset to operating losses.

RESULTS OF OPERATIONS FOR THE 2008 QUARTER COMPARED TO THE 2007 QUARTER

Net loss

We incurred a net loss of $0.1 million in the 2008 Quarter, which represented a 61% improvement compared to the 2007 Quarter loss of $0.3 million.  The improvement in our results was due to increased gross profit of $0.2 million and a $0.2 million reduction in operating expense in the 2008 Quarter compared to the 2007 Quarter. These improvements were offset, in part, by a decrease in interest income of $150 thousand and an increase in income taxes of $122 thousand in the 2008 Quarter compared to the 2007 Quarter. Basic and diluted loss per share data was ($0.01) for the 2008 Quarter, compared to ($0.04) for the 2007 Quarter. The reduction in loss per share in the 2008 Quarter was due to the decrease in net loss.

Net Sales

Net sales increased $1.2 million, or 27%, to $5.6 million in the 2008 Quarter compared to the 2007 Quarter, due to an increase in sales of diabetic products of $2.1 million, or 86%. This increase was offset, in part, by declines in sales of cell phone products of $0.8 million, or 70%, and other products of $0.1 million, or 34%. The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2008 Quarter 3 Months ended June 30, 2008 (millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic Products..................................	$2.7	$1.0	$0.8	$4.5
Other Products.......................................	--	0.7	--	0.8
Cell Phone Products..............................	0.1	0.2	0.1	0.3
Total*	$2.9	$1.8	$0.9	$5.6

Net Sales for 2007 Quarter 3 Months ended June 30, 2007 (millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic Products..................................	$1.9	$0.3	$0.2	$2.4
Other Products.......................................	0.1	0.7	0.1	0.9
Cell Phone Products..............................	0.5	0.2	0.4	1.1
Total*	$2.5	$1.2	$0.7	$4.4

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

Sales of cases and related accessories for blood glucose monitoring kits increased $2.1 million to $4.5 million in the 2008 Quarter, or 86% higher than the 2007 Quarter.  These results were driven by higher sales to our three of our largest customers for the 2008 Quarter, which increased by $1.0 million, $0.8 million, and $0.2 million, respectively, in the 2008 Quarter.  The increase in sales was attributable to higher volumes of in-box sales from existing programs and increased contributions from new programs.

Sales of carrying cases for blood glucose monitoring kits represented 80% of our total net sales in the 2008 Quarter compared to 55% of our total net sales in the 2007 Quarter due primarily to the continuing significant decline in cell phone product sales.

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

Sales of other products decreased $0.1 million to $0.8 million in the 2008 Quarter, or 13%, lower than the 2007 Quarter due to declines in sales to several customers, offset in part by a $0.1 million increase in sales to one customer.

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

Forward Industries, Inc.

In addition to our “in-box” business with OEM customers, we sell carry solution products as separately packaged accessories directly to wholesalers (for re-sale to retail outlets) and retailers (for re-sale to retail consumers), a distribution channel we sometimes refer to as the “aftermarket.  Products in this channel include products bearing the Motorola logo, for which we have licensed the non-exclusive rights in the United States, Canada, and Europe.  Product and channel development for these products are in relatively early stages as we ramp up resources to strengthen (and establish, in the case of North American markets) our sales and marketing capability.  We don’t expect to see meaningful revenue contribution from these markets until the first fiscal quarter of fiscal 2009.

See “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, for a discussion of the risks relating to OEM customer Motorola.

Total sales of cell phone products in the 2008 Quarter declined $0.8 million, or 70%, to $0.3 million compared to the 2007 Quarter. Sales of such products in the 2008 Quarter were predominantly OEM sales to Motorola, which decreased $0.5 million, or 64%, from the 2007 Quarter. OEM sales to Motorola, our sole cell phone customer  since the 2007 Period, have eroded significantly despite a strong market for cell phone handsets and, generally speaking, accessory makers for such phones.  The developments leading to Motorola’s announcement of its strategic decision to find a buyer for its Mobile Devices Unit appears to have affected our business in this product line in material respects.  We are committing resources to develop OEM relationships with other customers, and can not predict when, if at all, our OEM business with Motorola will normalize.

Aftermarket sales of cell phone products were $26 thousand in the 2008 Quarter and consisted predominantly of sales of “FI” branded products. This was $0.3 million, or 110%, lower than “aftermarket” sales in the 2007 Quarter, which consisted entirely of Motorola branded products sold under the expired license.

Sales of carry solutions for cell phone products represented 6% of our total net sales in the 2008 Quarter compared to 26% in the 2007 Quarter, due primarily to the significant increase in diabetic product sales, and to a lesser extent, the decline in cell phone sales.

Gross Profit

Gross profit increased $0.2 million, or 24%, to $1.2 million in the 2008 Quarter from $0.9 million in the 2007 Quarter primarily due to the increase in net sales of $1.2 million, or 27%, all of which was attributable to sales of carry solution accessories for blood glucose monitor kits.   In addition, average gross margin on diabetic product sales, which tend to be lower than other product lines, improved compared to the 2007 Quarter due to the contribution of new in-box programs.  The increase was offset in part by several factors affecting current operating results.  Sales of diabetic products accounted for 80% total net sales in the 2008 Quarter compared to 55% in the 2007 Quarter.  This adversely affected our gross profit percentage. Margins across all product lines continue to be affected by a difficult pricing environment.  In addition, higher labor and materials costs due to inflation and currency factors, all contributed to restrain gross profit and gross profit percentage.

Gross profit as a percentage of net sales was 21% in the 2008 Quarter and the 2007 Quarter.  Even as diabetic case sales accounted for a much higher percentage of total net sales in the 2008 Quarter and as cost of goods sold was pressured by inflationary factors, gross margins on certain newer diabetic case sale programs kept gross profit percentage flat.

Forward Industries, Inc.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $0.2 million, or 14%, to $1.3 million in the 2008 Quarter from $1.5 million in the 2007 Quarter.  This decrease was primarily due to reductions in selling personnel costs and general and administrative personnel costs in the 2008 Quarter of $0.2 million and $0.1 million, respectively, primarily due to the expiration at December 31, 2007, of employment agreements of two executives, one in each area. Accordingly, compensation expense for these two executives was reflected in the 2007 Quarter but not the 2008 Quarter.  Other components of our operating expenses declined in the 2008 Quarter, the most significant of which was travel and entertainment, which decreased $51 thousand. These decreases were offset in part by higher consulting fees, which increased $0.1 million in the 2008 Quarter compared to the 2007 Quarter, due primarily to a termination benefit paid to our former Chairman of the Board and chief executive officer upon his death in accordance with the terms of his consulting agreement. In addition, royalty and commission costs increased $25 thousand in the 2008 Quarter due to higher minimum royalties accrued in respect of our new license agreement with Motorola compared with minimum royalties paid in the 2007 Quarter under the expired license.

Other Income

Other income, primarily interest income on cash balances, declined 58% to $0.1 million, due to lower average interest rates in the 2008 Quarter on slightly lower cash balances compared to the 2007 Quarter. The second component of “other income” consists of gain or loss from foreign currency transactions, as to which we recorded a $7 thousand loss in the 2008 Quarter compared to a $3 thousand loss in the 2007 Quarter.

Pretax Loss

Pretax loss narrowed $0.3 million, or 82%, to $66 thousand in the 2008 Quarter from $0.4 million in the 2007 Quarter as a result of the changes as described above.

Income Taxes

We recorded a provision for income taxes of $45 thousand in the 2008 Quarter compared to a $77,000 benefit in the 2007 Quarter due primarily to increased United States source income in the current quarter and increased deferred tax expense resulting primarily from temporary differences between book and tax income relating to stock compensation, which outweighed the tax effects in respect of operating losses in other tax jurisdictions.   Our effective tax rate does not approximate the United States statutory federal income tax rate primarily due to tax rate differentials in respect of state and foreign taxes, to which income recorded by Forward Innovations is subject. The provision (benefit) consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 7 to the Financial Statements.

We consider the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At June 30, 2008, those cumulative earnings were approximately $4.4 million.

RESULTS OF OPERATIONS FOR THE 2008 PERIOD COMPARED TO THE 2007 PERIOD

Net (loss) income

We incurred a net loss of $0.8 million in the 2008 Period compared to net income of $55 thousand in the 2007 Period, a negative swing of $0.8 million. The deterioration in results was due to a $1.3 million, or 31%, decline in gross profit resulting from the significant drop in sales of cell phone products, as detailed below, as well as a decline in other income of $0.2 million due to lower average interest rates on cash balances in the 2008 Quarter compared to the 2007 Quarter. The decline in gross profit was partially offset by lower operating expenses, which declined $0.5 million, or 10%, in the 2008 Period. Income taxes swung $0.2 million to a $190 thousand benefit in the 2008 Period from a $6 thousand provision in the 2007 Period, which had the effect of reducing the net loss. Basic and diluted per share data was ($0.10) for the 2008 Period, compared to $0.01 for the 2007 Period. The decrease in earnings per share in the 2008 Period was due to the decrease in net income.

Forward Industries, Inc.

Net Sales

Net sales decreased $2.5 million, or 14%, to $15.2 million in the 2008 Period compared to $17.7 million in the 2007 Period due entirely to lower sales of cell phone products, which declined $6.1 million, or 84%. This decline was offset in part by increases in sales of diabetic products of $3.5 million, or 43%, and sales of other products of $0.1 million, or 6%.  The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2008 Period 9 Months ended June 30, 2008 (millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic Products..................................	$7.0	$2.1	$2.4	$11.6
Other Products.......................................	0.4	2.0	0.1	2.6
Cell Phone Products..............................	0.4	0.4	0.4	1.2
Total*	$7.8	$4.5	$2.9	$15.2

Net Sales for 2007 Period 9 Months ended June 30, 2007 (millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic Products..................................	$5.3	$1.8	$1.0	$8.1
Other Products.......................................	0.3	2.0	0.1	2.4
Cell Phone Products..............................	3.0	1.7	2.5	7.2
Total*	$8.6	$5.5	$3.6	$17.7

* Tables may not total due to rounding.

Diabetic Product Sales

Sales of cases and related accessories for blood glucose monitoring kits increased $3.5 million, or 43%, to $11.6 million in the 2008 Period compared to the 2007 Period. This increase was driven by higher sales to our three largest customers for the period, which increased $2.1 million, $1.1 million, and $0.4 million, respectively, in the 2008 Period.

Sales of carrying cases for blood glucose monitoring kits represented 76% of our total net sales in the 2008 Period compared to 46% of our total net sales in the 2007 Period due primarily to the significant decline in cell phone product sales.

Other Product Sales

Sales of other products increased $0.1 million, or 6%, to $2.5 million in the 2008 Period compared to the 2007 Period due primarily to higher sales to one OEM customer, which increased by $0.4 million. This increase was offset in large part by smaller sales declines to other customers in the 2008 Period, of which one was $0.2 million.

Cell Phone Product Sales

Total sales of cell phone products declined $6.1 million, or 84%, to $1.2 million in the 2008 Period, compared to the 2007 Period. OEM sales to Motorola decreased $4.6 million, or 84%, to $0.9 million in the 2008 Period. The developments leading to Motorola’s announcement of its strategic decision to find a buyer for its Mobile Devices Unit appear to have affected our business in this product line in material respects.  We are committing resources to develop OEM relationships with other customers, and can not predict when, if at all, our OEM business with Motorola will normalize

Sales of cell phone products predominantly under license declined $1.5 million, or 86%, to $0.2 million in the 2008 Period, compared to the 2007 Period, due primarily to license expiration one quarter in to the 2008 Period, but also continuing a trend of very weak results for licensed sales that began at the end of the 2007 Period.

Forward Industries, Inc.

Sales of carry solutions for cell phone products represented 8% of our total net sales in the 2008 Period compared to 41% in the 2007 Period, due primarily to the significant decline in cell phone sales and, to a much lesser extent, the increases in our diabetic and other product sales.

See the discussion under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, for a discussion of the risks relating to OEM customer Motorola.

Gross Profit

Gross profit decreased $1.3 million, or 31%, to $2.9 million in the 2008 Period, compared to the 2007 Period, primarily due to the steep decline in revenue from cell phone products.   Sales of diabetic products, typically have narrower margins than other product lines.  As diabetic products accounted for 76% of net sales in the 2008 Period compared to 46% in the 2007 Period, gross profit percentage was adversely affected.

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

Gross profit was adversely affected by $0.5 million in charges we recorded during the 2008 Period for obsolete inventory. The majority of these charges related to Motorola branded inventory held in support of the expired license agreement.  The balance of the charges primarily related to other cell phone products held for sale in support of our OEM business (primarily Motorola) that was judged to be obsolete as of June 30, 2008.

Finally, in order to meet certain of our customers’ delivery requirements, we incurred higher freight, duties and customs costs in the 2008 Period as a percentage of sales compared to the 2007 Period, which, on a lower revenue base, had the effect of further reducing our gross margin.

Gross profit as a percentage of net sales decreased to 19% in the 2008 Period from 24% in the 2007 Period due to the factors discussed above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses declined $0.5 million, or 10%, to $4.4 million in the 2008 Period, compared to the 2007 Period. Selling expenses decreased $0.6 million due to reductions in: personnel costs of $0.3 million, or 14%, due to the expiration of executive officer’s employment agreement; travel and entertainment expenses of $0.2 million, or 64%, and royalty and commission expenses of $0.1 million, or 38%, due primarily to the expiration of the license agreement one quarter into the period as well as lower sales under the Motorola license.  General and administrative expense increased $72 thousand to $2.3 million in the 2008 Period compared to the 2007 Period, due to higher professional fees, travel and entertainment expenses, and other general and administrative expenses. Increases/decreases in other components of selling, general, and administrative expenses were not significant.

Other Income

Other income, predominately consisting of interest income, declined 28% to $0.5 million due to lower average interest rates on slightly lower cash balances during the 2008 Period compared to the 2007 Period. The second component of “other income” consists of primarily of gain from foreign currency transactions, as to which we recorded $24 thousand in the 2008 Period compared to $3 thousand of gains in the 2007 Period.

Pretax (Loss) Income

Pretax loss was $0.9 million in the 2008 period compared to pretax income of $61 thousand in the 2007 Period as a result of the changes as described above.

Forward Industries, Inc.

Income Taxes

We recorded a benefit from income taxes of $190 thousand in the 2008 Period compared to a provision for income taxes of $6 thousand in the 2007 Period due to the swing to pretax loss in the 2008 Period from pretax income in the 2007 Period.  Our effective tax rate does not approximate the United States statutory federal income tax rate primarily due to tax rate differentials in respect of state and foreign taxes, to which income recorded by Forward Innovations is subject. The (benefit) provision consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 7 to the Financial Statements.

We consider the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At June 30, 2008, those cumulative earnings were approximately $4.4 million.

LIQUIDITY AND CAPITAL RESOURCES

During the 2008 Period, we generated $37 thousand of cash from operations compared to $2.5 million in the 2007 Period. Our operating cash flows in the 2008 Period consisted of a net loss of $0.8 million, decreased by $0.4 million for non-cash items, and $0.4 million for net changes in working capital item. Changes in accounts payable and prepaid and other current assets of $1.1 million and $0.3 million, respectively, increased net cash provided by operating activities. These were partially offset by changes in inventory and accounts receivable of $0.8 million and $0.3 million, respectively. The change in accounts payable is due to the increase in our inventory in the 2008 Quarter and timing differences in the processing and payment of supplier invoices. The change in prepaid expenses and other current assets is primarily attributable to federal and state income taxes that were prepaid at September 30, 2007, and were subsequently refunded in the 2008 Period. The change in accounts receivable is attributable to the higher sales levels in the 2008 Quarter. The change in inventories is in support of sales orders received.

Our operating cash flows in the 2007 Period consisted of net income of $55,000, increased by $0.4 million for non-cash items. These cash flows were decreased by net changes in working capital items of $2.1 million, consisting primarily of a change in accounts receivable and inventories of $2.8 million and $0.5 million, respectively, which was offset, in part, by changes in accrued expenses and other liabilities, and prepaid expenses and other current assets of $0.4 million and $0.5 million, respectively.

Investing activities used $24 thousand in the 2008 Period for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software. In the 2007 Period, net investing activities used $52,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

Financing activities generated $39 thousand in proceeds from the exercise of stock options in the 2008 Period. Financing activities used $0.2 million to purchase 60,000 of the Company’s stock during the 2007 Period.

At June 30, 2008, our current ratio (current assets divided by current liabilities) was 8.02; our quick ratio (current assets less inventories divided by current liabilities) was 7.60; and our working capital (current assets less current liabilities) was $23.4 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash on hand. The primary demands on our working capital are: operating losses and accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders and we order from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. We anticipate that our liquidity and financial resources for the twelve months will be adequate to manage our financial requirements. See “Trends in Results of Operations” for a discussion of anticipated increases in selling, general, and administrative expense.

Forward Industries, Inc.

In March 2008, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc. elected not to renew their credit facility with a U.S. bank that provided for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit.  Accordingly, this credit facility expired March 30, 2008. There were no borrowings or letter of credit obligations outstanding under this facility during the three and nine-month periods ended June 30, 2008. See Notes 4 and 10 to the unaudited consolidated Financial Statements set forth in Item 1.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment Period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled Periodly or converted into term loans. In connection with this facility, Forward Innovations has agreed to certain financial covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.35% as June 30, 2008). At June 30, 2008, Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $353,000 as of June 30, 2008) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Notes 4 and 10 to the unaudited consolidated Financial Statements set forth in Item 1.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. Under that authorization, as of June 30, 2008, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million. In addition, in connection with an exercise of outstanding stock options, 72,917 shares were purchased during the 2008 Period in a non-cash transaction, which was outside the foregoing authorizations. See Item 2 of Part II of this Quarterly Report: Unregistered Sales and Purchases of Equity Securities and Use of Proceeds.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of June 30, 2008:

Contractual Obligation or Commitment	Jul 08 – Jun 09	Jul 09 – Jun 11	Jul 11 – Jun 13	Thereafter
Employment & Consulting Agreements	$ 125,000	$ --	$ --	$ --
License Agreement**	650,000
Operating Leases	306,000	342,000	157,000	--
Totals	$1,081,000	$ 342,000	$157,000	$ --

** The amounts shown as licensee agreement obligations represent the minimum amounts the Company would incur as  royalty expense under the terms of its Motorola license agreement.  See Note 10 to the Financial Statements.

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Forward Industries, Inc.

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

Forward Industries, Inc.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2008, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

The following risk factors are new or have been expanded or updated from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, but the factors below do not constitute all the risk factors that pertain to our business.  Please review our Annual Report on Form 10-K for a complete listing of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 on page 18 of this Quarterly Report on Form 10-Q.

New Risk Factors

In our efforts to address and reverse the steep falloff in cell phone case sales, we adopted a strategy involving the dedication of significant resources to re-build and develop our sales and marketing capability in our cell phone product line and product sales generally .  If this strategy and these efforts do not succeed in generating significant sales revenues in the cell phone and other product lines in the near to mid-term, our operating results will deteriorate from current unsatisfactory levels.

In the 2008 third fiscal quarter, we entered into a new license agreement with Motorola and took other steps to re-build and strengthen cell phone product sales, licensed sales to wholesalers and retailers in the “aftermarket”, and our sales capability generally.  Our commitments under the Motorola license entered into in May 2008 obligate us to pay minimum royalties of $650,000 during the nine months ending March 31, 2009.  Under the license, the territory has expanded to include the United States and Canada as well as Europe (which was part of the EMEA licensed territory under the expired agreement).  We must commit resources to establish new sales channels in North America and the parts of Europe we did not access under the old license; hire selling and administrative personnel to exploit the license opportunity; and incur product development costs to fill those channels.  In addition, we are committing resources to develop our sales capability generally outside the license, which resources may not necessarily overlap or complement expenses incurred in connection with our efforts to effect licensed sales.

Accordingly, we anticipate that selling, general, and administrative expenses will increase significantly as this strategy is implemented, and we do not anticipate that our efforts will begin to generate significant revenues before the first fiscal quarter of 2009. There can be no assurance that implementation of this strategy will result in generation of revenues equal to or greater than the expenditures we are making.  If we do not begin to recognize significant revenues from these efforts during the next several quarters, our operating results will weaken significantly from present levels.

With the steep decline in cell phone revenue in the nine months ended June 30, 2008, our business has become more highly concentrated in our blood glucose kit carry product line, thus increasing the risks to our financial condition and results of operations compared to periods when revenue from customers from our two principal product lines were more balanced. If our blood glucose kit carry product line were to suffer a decline in or loss of sales, our business would be materially and adversely affected.

Forward Industries, Inc.

With the steep decline in revenues from sales of accessories for cellular handsets, revenues from sales of carry solutions for diabetic monitoring cases from OEM customers accounted for approximately 76% of net revenues in the 2008 Period.  In recent years, revenue from OEM customers in each of the two product lines fluctuated without one being consistently predominant.  If cellular handset revenues and “other” product lines do not improve over the near- and medium term, our financial condition and results of operations will be subject to higher risk from the loss of one or more of these diabetic OEM customers due to increased customer concentration and heightened, adverse impact of a loss of material amounts of revenues from one customer among a smaller revenue base.

See the risk factor below under “Updated Risk Factors” relating to dependency on a key selling individual.

We believe that Motorola’s announcement in March 2008 that it intends to spin off its Mobile Devices business and the market developments leading up to that announcement have played been a significant factor in the steep decline in cell phone product sales and increases the risk to our ongoing relationship with Motorola.

In March 2008 Motorola announced its intention to spin off its Mobile Devices business, which has been our OEM customer for over 10 years.  During much of that 10-year period, Motorola was our largest customer by revenue and the successes of its cell phone handset business anchored our revenue and earnings base.  The steady and deep decline in our revenues from Motorola, and thus in our cell phone product business, since September 2006 is, we believe, reflective of the risks and challenges inherent in the highly competitive cell handset business.   We cannot predict the further effects that a spin-off or other re-structuring of the Mobile Devices business might have upon our business.  However, we do believe that this development increases the risks and uncertainties attendant to continuation of our long-standing relationship to the Mobile Devices business as a reliable, valuable supplier of carry solution accessories.  At the very least, the proposed spin-off or other re-structuring increases the likelihood that a significant recovery in levels of revenue from Motorola may require more time and be subject to greater uncertainty than a recovery pf such revenues would be in the absence of strategic changes affecting the Mobile Devices unit.   On the other hand, if new management of the Mobile Devices business undertakes a sweeping reassessment of all business relationships and methods, which circumstances our beyond our control, the future scope and economics of “in-box” accessories and suppliers thereof may be at longer term and more significant risk.  If our relationship with the Mobile Devices unit were weakened as a result of a spin-off, sale or other re-structuring, our business prospects, financial condition, and results of operations would continue to be materially and adversely affected, including the possible continuation of operating and net losses.

Updated Risk Factors

The new license agreement with Motorola entered into in May 2008 removes a significant uncertainty to our business but obligates us to pay significant minimum royalties and commits us to a strategy to incur significant marketing and product development expenses.  Revenues realized from licensed sales, if any, may not be adequate to offset royalty payments and development expenditures

Following the expiration of our prior license agreement with Motorola on December 31, 2007, our ability to effect sales of Motorola branded carry case accessory products to wholesalers and retailers in the “aftermarket” terminated.  As a result of expiration, we had no meaningful aftermarket presence.  We believe that the new license entered into in May 2008 removes this uncertainty in large part, at least until expiration of the new license on March 31, 2009, subject to renewal by agreement of the parties.  In addition, for the first time in our relationship with Motorola, a license grants us the right to sell Motorola branded products in the United States and Canada and expands licensed products to include Motorola’s IDEN® line. While offering the opportunities for wider success under the new compared to the expired license, these are new geographic and product areas for us.

Forward Industries, Inc.

In consideration for the license grant, we are obligated to make royalty payments of $650,000 over the course of the licensed term ending March 31,2009.  There can be no assurance that sales from licensed products will equal or exceed these royalty payment obligations, particularly in the short period of time available to us to ramp up sales.  In addition, in order to maximize our potential return of investment under the license, we have adopted a strategy to rebuild and strengthen our marketing and product development capabilities.  As a result,  we have hired product development and marketing personnel, which will have the effect of increasing our expenses incurred in connection with the license and thereby increase the potential risks to our business.  There can be no assurance that we will be successful in exploiting these opportunities and achieving return on our investments in personnel and royalty commitments.

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

In Fiscal 2006, we transitioned the responsibility for quality assurance inspection of products from our Koszegi Asia facility to a third-party quality assurance provider. In the course of  this transition we have experienced a high level of personnel turnover at Koszegi Asia in our sourcing department and quality control employees who oversee the activities of our quality assurance provider.  In connection with these developments, certain quality control and delivery problems surfaced in Fiscal 2007 and other quality control issues have continued in Fiscal 2008. While we have dedicated additional management oversight to the quality control function and made it a higher priority, there can be no assurance that we will be successful in these efforts, and our failure to do so could result in the loss of a key customer, which could have an adverse effect on our results of operations and our business reputation.

During the 2008 Period, a perceived packaging quality problem arose with our largest customer. We have worked diligently with this customer and independent labs to identify and correct this issue. We believe we have exceeded customary vendor responsibilities in identifying and proposing solutions for this issue, but there can be no assurance that the customer will accept this resolution on the terms proposed.  We cannot predict the outcome of these developments.

Our business is and has been characterized by a high degree of customer concentration.  Our three largest customers (two in the 2008 Period) accounted for approximately 66%, 72% and 65% of net sales in the 2008 Period, Fiscal 2007 and Fiscal 2006, respectively; the loss of, or material reduction in orders from, any of these customers could materially and adversely affect our results of operations and financial condition.

The predominant percentage of our sales revenues is concentrated in three (two in the 2008 Period) large OEM customers (including their international affiliates and/or their contract manufacturers).  The loss of any of these three key customers (whether as a result of such customers purchasing their carry solution requirements from another vendor, deciding to manufacture their own carrying cases, or eliminating the inclusion of our carrying cases with their products or otherwise) could have a material adverse effect on our financial condition, liquidity and results of operations.

We experienced severe erosion in our OEM product sales margins during Fiscal 2007 and this has continued into Fiscal 2008, and it is not clear when these margins will begin to improve.  We continue to encounter pressures from certain OEM customers to constrain or even roll back prices. This price constraint factor is being exacerbated by inflationary pressures that affect our costs of supply.

Forward Industries, Inc.

During Fiscal 2007 and into the 2008 Period, we have experienced significant pricing pressure from our OEM customers.  We have been unable to extract comparable pricing concessions from our product suppliers across all product lines, which has resulted in the erosion of product sales margins.  We anticipate that pressures on our pricing power and shifts in our product mix will continue to exert downward pressure on our gross profit percentage in the fiscal year ending September 30, 2008 and beyond.  We are also facing more persistent increases in costs of goods sold, due to inflationary pressures affecting materials and labor costs incurred by our Chinese vendors and inflationary pressures generally on costs of energy and commodities.  In addition, prices these vendors charge to us are reflecting the appreciation of Chinese currency against the US dollar, which are passed through to us in the form of higher US dollar prices. Other components of cost of goods sold, such as our Hong Kong/China inspection costs, which traditionally have been relatively fixed, are showing signs of wage-price inflation.  We also face higher energy costs passed through to us in freight charges.  When calculated on the basis of reduced sales volumes, these pressures are also contributing to reduced gross profit percentage.  We cannot predict when, if at all, our overall product sales margins will begin to improve.

Our business could suffer if the services of any of the key personnel we rely on were lost to us.

We are highly dependent on the efforts and services of certain key sales representatives, including one individual, who is not under any contractual obligation to us, upon whom relationships with several of our largest OEM customers are highly dependent.  Our business could be materially and adversely affected if we lost the services of such individual.  If we lost the services of this key sales representative, we might experience a reduction in or significant loss of orders from such customers, resulting in a loss of revenues, which could materially and adversely affect our results of operations and financial condition   The degree of this risk has increased to the extent that our OEM customer relationships in our cell phone product line face greater uncertainty as described above.

ITEM 2. UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200.  Under these authorizations, as of June 30, 2008, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million, including 60,000 in the 2007 Period, but none during the 2008 Quarter or 2008 Period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1         Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Forward Industries, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  August 11, 2008

FORWARD INDUSTRIES, INC.

            (Registrant)

By: /s/ Douglas W. Sabra

Douglas W. Sabra

Chief Executive Officer

(Principal Executive Officer)

By: /s/James O. McKenna

James O. McKenna

Chief Financial Officer

(Principal Financial and Accounting Officer)