Form 10-K
period 2008-09-30
FORWARD INDUSTRIES INC
filed 2008-12-16
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

[   ] Yes      [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes      [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

[ ] Large accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company)	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes            [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $17,417,797.

As of November 19, 2008, 7,915,522 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference
Certain specified portions of the registrant’s proxy statement in respect of its annual meeting of shareholders expected to be held on or about February 11, 2009, are incorporated by reference into Part III (Items 10-14) of this Annual Report on Form 10-K to the extent described herein.

Forward Industries, Inc.

Note Regarding Use of Certain Terms

In this Annual Report on Form 10-K, unless the context otherwise requires, the following terms have the meanings assigned to them as set forth below:

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
“Koszegi Asia” refers to Forward Industries’ wholly owned subsidiary Koszegi Asia Ltd., a Hong Kong corporation (the name of this subsidiary was  changed to “Forward Industries HK Limited” in October 2008);
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
“Fiscal 2008” refers to our fiscal year ended September 30, 2008;
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
“APAC Region” means the Asia Pacific Region, consisting of Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam;
 “Americas” refers to the geographic area encompassing North, Central, and South America

Forward Industries, Inc.

PART I

ITEM 1.              BUSINESS

General

We design, market, and distribute carry solutions for hand held consumer electronics products, including soft-sided carrying cases, bags, clips, hand straps, decorative face plates, and other accessories for medical monitoring and diagnostic kits, cellular telephones, cameras, and other consumer electronic products.  We sell these products in two primary customer markets.  Our principal customer market is original equipment manufacturers, or “OEMs”, of these consumer electronic products, who package our carry solution products as accessories “in box” together with their own product offerings and to an increasing extent the contract manufacturing firms of these OEM customers.  In Fiscal 2008 and 2007 sales to OEM customers (or their contract manufacturers) accounted for approximately 98% and 91% of our net sales, respectively.

Our second, and much smaller, customer market consists of retailers and distributors in the cell phone products aftermarket to whom we sell Company branded products and carry solutions bearing the Motorola trademarks under a non-exclusive license from Motorola, Inc.  Under the Motorola license, we have been granted the rights to market such carry solutions in the United States, Canada, and Europe.  In Fiscal 2008 and Fiscal 2007 sales of products in aftermarket channels accounted for approximately 2% and 9% of our revenues, respectively.  In prior fiscal years, sales of licensed products accounted for substantially higher percentages of revenue.

We do not manufacture any of the products that we sell and distribute.  We source all products we market and distribute from independent Chinese suppliers.  Our suppliers custom manufacture our carrying cases and related products to our order based on our designs and know-how and to our customers’ specifications. Typically, we ship these products to our OEM customers, or to their contract manufacturers, to be packaged with their consumer products prior to distribution and sale.  In the case of sale of carry solutions to our aftermarket customers, we ship these as stand alone, separately packaged stock units to distributors and retailers.

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

In May 1994, we formed Koszegi Asia Ltd., or “Koszegi Asia”, as a wholly owned, Hong Kong-based, subsidiary of Forward Industries to facilitate a more nimble and robust carrying case procurement and quality control infrastructure, and to further enhance our foreign sourcing capabilities. With Koszegi Asia’s ability to source quality cases in China on short lead times, we determined that our domestic production capability was unnecessary, and we now source all our product supply from Chinese suppliers.  See "Product Supply". In October 2008 we changed the name of this subsidiary to “Forward Industries HK Limited”.

In recent years in our OEM distribution channel we have focused on strengthening our sales and distribution network, and commercial relationships with our key OEM customers.  We have been responsive to our OEM customers’ distribution requirements by entering  into seven distribution hub agreements with two of our OEM customers at their request to improve their tracking and control of accessory products packaged “in box” with their consumer electronics.  During Fiscal 2006, we began to modify our quality control infrastructure by contracting part of this function away from our Hong Kong distribution and quality control facility directly to a third party provider.  The predominant portion of our quality control function is now conducted in this manner.  In addition, we have sought to strengthen our presence in secondary markets.

Forward Industries, Inc.

We have also sought to strengthen our aftermarket channel.  In May 2001, we formed Forward Innovations GmbH, a wholly owned Swiss subsidiary of Forward Industries, or “Forward Innovations”, to facilitate distribution of licensed products as well as to further develop our OEM European business presence, and this served us well under the 2001 and 2004 licenses.  With the lengthy gap between expiration of the Motorola license in December 2007 and entry into the new license in May 2008, staff at Forward Innovations was temporarily reduced.  Forward Innovations has also allowed us to better serve our OEM European customers.   See “Marketing, Distribution and Sales”.

Products

Through our wholly owned subsidiaries, Koszegi and Forward Innovations, we design and market to our customers’ orders, carry solutions for hand held consumer electronics, including soft-sided carrying cases, bags, clips, hand straps, decorative faceplates, and other accessories made of leather, nylon, vinyl, plastic, PVC and other synthetic fabrics. Our products are used by consumers for carrying or transporting portable electronic products such as cellular telephones, blood glucose monitoring kits, cameras, and other consumer hand held electronic devices. Our carrying cases are designed to enable these devices to be stowed in a handbag, briefcase, or backpack, clipped to a belt, or carried in a pocket while protecting the electronic device from scratches, dust, and mishandling.

Cases for Medical Kits

We sell our medical monitoring and diagnostic kit carrying cases directly to OEMs (or their contract manufacturers) of electronic blood glucose monitoring kits for personal use by diabetics.  We typically sell these cases at prices ranging from $0.40 to $10.00 per unit.  The predominant percentage of product sales by unit volumes are at the low to middle area of this price range.  The OEM customer or its contract supplier packages the cases “in box” as a custom accessory for its blood glucose testing and monitoring kits.  The kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips and lancets in separate straps, pouches, and holders. We believe that users of these monitoring kits may purchase new kits as frequently as every two years, depending on advances made in the blood glucose measurement technology and functionality.  As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet.

Cases for Cellular Handsets

We engage in the sale and distribution of carrying cases and related accessory products for cellular telephone handsets to OEM handset suppliers and to retailers and wholesalers of cellular phone products and related accessories (typically bearing our licensor’s trademarks under our license agreements with them).  These products include carry cases for cell phone handsets, cases for handset camera attachments, handset plastic belt clips, carrying case straps and bags, decorative faceplates, wrist straps, digital display cleaning cloths, and other accessory products.  Our selling prices for these products vary widely, depending on the specific product, terms of the order, quantity ordered, and distribution channel, and generally range from $0.20 or less to $13.00 per unit, with the higher prices in the range generally occurring in the case of licensed product sales.  By unit volumes the predominant percentage of products sold sells at the low or lower-middle end of this price range, and this typically is the case for low cost/low price straps, cleaning cloths, or other accessories that complement a handset case.  In the case of sales to OEM customers and their contract manufacturers, the manufacturer or its contract supplier packages our cases or other accessories “in box” as a custom accessory for the cellular handset.  In the case of sales of aftermarket products, we sell and ship these products as separately packaged, aftermarket accessories to third party retailers and distributors.

Other Carrying Case Products

We also sell carrying cases, straps, belt clips, and other carry and storage solutions for a diverse array of other portable electronic and other products, including cases for cameras, MP3 players, retail bar code scanners, and a variety of other products.  Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design the carry solution.

Forward Industries, Inc.

Product Development

In our OEM business we typically receive invitations to submit product designs and receive product orders in connection with a customer’s introduction and rollout to market of a new product that the customer has determined to accessorize and customize with our products.  Our OEM customers provide us with the desired functionality, size and other basic specifications for the carrying case or other product, including the OEM’s identifying logo imprint on the product.  Our in-house design and production staff develops detailed design options and more detailed product specifications for our customer’s evaluation, and in conjunction with our customer, we then engage in the process of refinement of design and specifications.  Working with our suppliers, we furnish our customer with product samples.  Once our customer approves a product sample for commercial introduction and order, we work with our suppliers to ensure conformity to the definitive product samples and specifications.  Manufacture and delivery of products in production quantities is then coordinated with our OEM customer’s manufacturing and shipment schedules so our carry solutions can be placed “in box” with the consumer electronic product.

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

Marketing, Distribution, and Sales

Geographic Sales Distribution

We sell our products globally.  The approximate percentages of net sales to customers by their geographic location for Fiscal 2008 and Fiscal 2007 are as follows:

	Fiscal Years Ended September 30,
Geographic Location:	2008	2007
APAC	50%	50%
Americas	30%	30%
Europe	20%	20%
Totals	100%	100%

                The importance of the Asia Pacific region, is attributable to the fact that increasingly our OEM customers have outsourced product manufacture to contract manufacturers located in China or elsewhere in Asia.  In the case of outsourcing to Asian contract manufacturers, we ship product to, and it is packaged “in box” at, such contract manufacturer’s facility.  If payment to us is due from the contract manufacturer, we identify the sale to its geographic location rather than that of the OEM customer for whom the contract manufacturer is supplying product together with our cases “in box”.  See Note 13 to the audited consolidated financial statements included in Item 8 of this Annual Report.

Channels of Distribution

We have two channels of distribution for our products: first, direct to our OEM customers, which package our carry solutions products “in box” with their products, although increasingly, we may ship directly to the OEM customer’s contract manufacturer, which similarly packages our products “in box” on behalf of the OEM customer.  The second distribution channel is to distributors and retailers to whom we ship our carry solution product accessories, either bearing our licensor’s trademarks under our license agreement with it, or bearing our products marketed under our name and logo.  In both cases, these carry solution products are separately packaged as stand alone stock units, for sale in the aftermarket.  These two distribution channels accounted for approximately the following percentages of our net sales in Fiscal 2008 and Fiscal 2007:

Forward Industries, Inc.

	Fiscal Year Ended
Distribution Channels:	2008	2007
OEM	98%	91%
Aftermarket	2%	9%
Totals	100%	100%

We believe the significant decline in the aftermarket’s relative revenue contribution as seen in the above table is the result of several factors:  the strength of OEM diabetic sales on an absolute as well as relative basis; second, the expiration of the Motorola license on December  31, 2007 and the five month lapse of time before the new license agreement was concluded in May 2008; and the lack of execution as anticipated of approvals of new product samples for sale under the new license as well as sales initiatives with potential customers to advance our objectives under the new license by the end of Fiscal 2008, or thereafter.

OEM Product Sales

OEM products sales for blood glucose monitors, cellular phone handsets, and other products (i.e., other than cases and accessories for blood glucose monitoring kits and cellular phone handsets) accounted for approximately the following percentages of total net sales in Fiscal 2008 and Fiscal 2007:

	Fiscal Year Ended
OEM Product Sales:	2008	2007
Diabetic Products	76%	49%
Other Products	16%	15%
Cell Phone Products	6%	27%
Totals	98%	91%

We believe that the significant decline in relative revenue contribution from cell phone product sales is the result of several factors.  The most significant is the approximate 80% decline in net sales from cell phone product cases due to a steep drop off in OEM sales to Motorola, Inc. (approximately 74% of the decline) and to the absence of licensed sales under the Motorola license as the prior license expired after the first quarter of Fiscal 2008 (approximately 26% of the decline).  Second, OEM revenues from sales of blood glucose monitor cases increased 40% in Fiscal 2008 compared to Fiscal 2007, and thus the relative contribution of cell phone product revenues declined, even as those revenues declined on an absolute basis.

Of our approximately 100 active customers, three customers, including their subsidiaries, affiliates, and contract manufacturers, accounted for approximately 75% of our net sales in Fiscal 2008. Our principal OEM customers include Lifescan, Inc. (“Lifescan”), a subsidiary of Johnson and Johnson, Abbott Laboratories (“Abbott”), and Roche Diagnostics (“Roche”), for carrying cases for diabetic monitoring kits. A fourth customer, Motorola Inc., contributed significantly to our net sales in Fiscal 2007 and prior fiscal years, but such sales have declined to insignificant levels.   These customers package our cases or other accessories “in box” with their branded products or use them as promotional items. The approximate percentages of net sales contributed by each of these four customers for Fiscal 2008 and Fiscal 2007 are as follows:

Forward Industries, Inc.

	Fiscal Year Ended
Customer:	2008	2007
Lifescan	46%	32%
Abbott	20%	13%
Roche	9%	--
Motorola *	--	27%
Totals	75%	72%

* Excludes sales of Motorola-branded products to third parties under our license agreement.

The loss of any of the above named customers could have a material adverse effect on our business, results of operations and financial condition. See Item 1A. “Risk Factors— Our business is characterized by a high degree of customer concentration.  Our three largest customers accounted for approximately 75% and 72% of net sales in Fiscal 2008 and 2007, respectively; the loss of, or material reduction in orders from, any of these customers could materially and adversely affect our results of operations and financial condition” and “Our business could suffer if the services of any of the key personnel we rely on were lost to us.”

Aftermarket Product Sales

We have entered into non-exclusive licenses with Motorola and SAGEM, each of which grants us the right to sell cell phone carry cases and other accessories branded with their respective trademarks in designated territories.  Currently, sales under the licenses are minimal.  See Item 1A, Risk Factors:  “We may not realize the benefits that we anticipated under the new license agreement .”

In Fiscal 2007 and prior years, aftermarket product sales predominantly consisted of sales to third parties of licensed products under the Motorola agreement.  These sales accounted for approximately 1% and 9% of our net sales in Fiscal 2008 (in the first quarter thereof under the expired license) and Fiscal 2007, respectively.  We look to diversify aftermarket channels in the near future by development of our own line of products for sale to distributors and retailers or other initiatives.

Sales Force

During Fiscal 2008 and Fiscal 2007 approximately 100% of net sales were made directly by our employees, which are assigned key accounts and to defined geographic sales territories. . See “Risk Factors” in Item 1A. of this Annual Report - “Our business could suffer if the services of any of the key personnel we rely on were lost to us.”

Motorola License

Following the expiration of the prior license agreement on December 31, 2007, in May 2008, we entered into a new, non-exclusive license agreement with Motorola, Inc. (“Motorola”) that grants us the right to distribute certain Motorola trademarked carry solution accessory products to wholesale and retail customers in the United States, Canada, and Europe through March 31, 2009, subject to renewal by mutual agreement.  The license agreement is effective retroactive to January 1, 2008.  The grant under the expired license was limited to the EMEA Region and pertained to traditional Motorola branded handsets; the grant under the new license expands the licensed territory  and covers a broader range of cell phone handsets, including Motorola’s “IDEN®” brand .

In consideration of the grant, we agreed to pay to Motorola a royalty based upon a percentage of actual net sales of branded accessory products, subject to payment of minimum royalties (irrespective of actual net sales) in the amount of $650,000 over the 15-month term.  In December 2008 Motorola and we reached an agreement under which Motorola waives payment of all minimum royalties due under the license and reduces the royalty rate in respect of the term which expires March 31, 2009.  Both parties expect to memorialize this agreement by amending the license agreement in the very near term.  To date, no material sales of licensed products have been recognized, and there can be no assurance that any will be. See Note 14 to the audited, consolidated Financial Statements included in Item 8 in Part II of this Annual Report.

In addition to other customary terms and conditions typical of agreements of this kind, we may be required to indemnify Motorola in respect of damage to its intellectual property, to cause our designated manufacturers to comply with certain terms of the manufacturing agreement to which they are a party pursuant to the license, or to incur costs and expenses in other respects.  See Item 1A. “Risk Factors - Under our license agreement with Motorola we may become liable for certain indemnification or other liabilities and become exposed to certain risks” of this Annual Report for a discussion of indemnification obligations, manufacturing compliance and certain other risks under the license agreement.

Forward Industries, Inc.

OEM Distribution Hubs

During Fiscal 2008 and 2007 we operated under distribution hub agreements with three of our OEM customers.  These agreements obligate us to supply carrying case accessory products to the customer’s distribution hubs (often at multiple locations) where its products are manufactured, and/or warehoused pending sale and where our products are packaged with the OEM customer’s electronics products. The product volumes we are required to supply to each distribution hub is based on our OEM customer’s forecasts.  Because product supply lead times with our suppliers may exceed those agreed upon with our OEM customers, we sometimes have to purchase product and stock inventory that ultimately exceeds our OEM customers’ forecasted demand for which they are obligated to us. In particular, this may occur if the customer’s forecast is revised downward during the period we are purchasing and stocking product for the hub.  As a result, our inventory levels, liquidity, and results of operations may be adversely affected. We ship product to the hub but do not recognize revenue until we have been advised by our customer that product has been withdrawn from the distribution hub to be placed “in box”. By historical standards in our business, these arrangements have had the general effect of financing our customers’ inventory by extending the time between placement of our orders to our suppliers in order to supply the hubs and the time that revenue is recognized.  The corollary effect is an increase in our inventory levels.

Credit Risk

We generally sell our products on 30- to 60-day credit terms customary in the industry.  We have extended customary credit terms for certain major OEM customers, upon their request, up to 90-days.  Historically, we have not had significant credit problems with our customers. Our significant OEM customers are large, multi-national companies with good credit histories. None of these customers is or has been in default to us, and payments are generally received from them on a timely basis. Two customers, including their international affiliates or their contract manufacturers, accounted for approximately 74% and 75% of the Company's accounts receivable at September 30, 2008 and 2007, respectively. As part of what has become established industry practice, certain of our OEM customers request that we ship product to their designated contract manufacturer and invoice such manufacturers (and not the OEM customer) for the products to be included “in box” with the cellular handsets or blood glucose monitors that are manufactured, assembled and packaged by such contract manufacturers.  In these cases, even though our order flows originate with and depend on our relationship with the OEM, our accounts receivable credit risk lies with the contract manufacturer.  Our OEM customer does not guarantee the credit of the contract manufacturer to whom the OEM requests us to ship our carrying case products, and such orders may be significant in volume from time to time.  In most cases, these contract manufacturers are themselves major multinational enterprises with good credit histories.  Any failure of any such customer or its contract manufacturer to pay part or all the sums owed to us when due could have a material adverse effect on our liquidity, business prospects, and results of operations.  See Item 1A. “Risk Factors — Product manufacture is increasingly being outsourced by our OEM customers to contract manufacturing firms in China and in Southeast Asia” of this Annual Report.

Foreign Exchange Risk

Certain of our OEM customers have established sales and manufacturing operations in China.  In addition, as noted above, certain of these or other OEM customers may outsource manufacturing and packaging of the products with which our carrying case solutions are packaged “in box” to contract manufacturers that are located in China or in Southeast Asia.  Accordingly, our payment and remittance arrangements with such customers may subject these arrangements to Chinese or other local currency regulations.  In the event that any foreign government were to impose regulatory restrictions on the ability to effect conversion of local currency into U.S. dollars, repatriation of U.S. dollars or other currencies to the United States, or payment in any form to foreign business entities, or were to impose or enforce tighter restrictions on foreign exchange license holders, our receipt or recognition of U.S. dollars in payment, directly or indirectly, of invoices for sales of our products could be delayed or otherwise affected.  If this were to affect receipt or recognition of material amounts of revenues, our liquidity or results of operations could be materially and adversely affected.   See Item 1A. “Risk Factors—Payments to us by or on behalf of our customers of accounts receivable originated in China or other Asian nations may be subject to local regulations or moratorium that restrict the right to convert foreign currencies into U.S. dollars or U.S. dollars into foreign currencies,, or that prevent, delay, or restrict the ability to remit U.S. dollars to the United States” of this Annual Report.

Forward Industries, Inc.

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

Suppliers

We procure all our supply of carrying solutions products from independent suppliers, each of which is a Chinese business entity located in China.  Depending on the product, we may require several different suppliers to furnish component parts or pieces.  We purchased approximately 95% and 69% of our products from seven such suppliers in Fiscal 2008 and Fiscal 2007, respectively. One supplier accounted for approximately 43% and 20% of our product purchases in Fiscal 2008 and 2007.  See Note 1 (under the caption “Supplier Rebates”) to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.

We place orders with one or more suppliers at the time we receive firm orders from our OEM customers for a particular product.  Accordingly, we do not have minimum supply requirement agreements with these or other suppliers to guarantee us supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of these suppliers. However, from time to time, we may order products from our suppliers in anticipation of receiving a customer order to meet required delivery times.  If our customer cancels the order or we fail to receive the customer order, we may still be required to pay for the supply order, which could result in a loss to us as these are generally custom manufactured products unfit for sale to other customers.

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

To ensure that product manufacturing by our foreign suppliers meets our quality assurance standards, products we sell and distribute are either inspected by our employees in our Hong Kong shipping and quality assurance center or by contracted third-parties in China that are overseen by Koszegi Asia employees.

Forward Industries, Inc.

Quality assurance and sourcing related expenses are reflected in cost of goods sold in our results of operations. In March 2007, our Hong Kong inspection facility renewed its ISO 9001:2000 quality certification.

Once our products are approved for shipment by Koszegi Asia’s inspection and quality control procedures, the products are typically shipped on container carrier vessels. In certain cases, at the customer’s request, we will ship by air freight or transfer products to a customer’s location in China or Hong Kong. Most ocean-going shipments bound for the Untied States are off-loaded at the port of Los Angeles or San Francisco, but certain customers arrange for shipments to East coast ports, such as Miami or Philadelphia. European shipments generally are routed via Rotterdam, Frankfurt, or London.  Disruptions or delays in off-loading cargo at any of these domestic or foreign ports as a result of labor disputes, physical damage to port facilities or otherwise, or other delays may delay shipments to our customers and cause re-routing of containers to ports with open facilities or shipment via air freight.  Depending on the cause of delay and trade terms with our customer, we may be required in certain cases to bear the additional expense of such alternate routing or reliance on air freight.  See “Item 1A.”Risk Factors—Our shipments of products via container freight to customers in the United States and Europe are subject to delays or cancellation at port facilities due to work stoppages or slowdowns, damage caused by weather or terrorism and congestion due to inadequacy of equipment and other causes” of this Annual Report.

We ship our products to our customers by common carrier.

Insurance

    We maintain commercial loss and liability, business interruption, and general claims and other insurance customary for our business. We do not maintain credit insurance for our trade accounts receivable.

Competition

The business in which we engage is highly competitive in terms of product pricing, design, delivery terms, and customer service.  In the production of carrying cases and related carry solutions for OEM products, we compete with numerous United States and foreign producers and distributors.  Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an effective product design capability, rapid response time to customer requests for proposals and product shipment, competitive pricing, reliable product delivery, and product quality. We believe that our ability to compete based on product quality assurance considerations is enhanced by the local presence of our Hong Kong and outsourced Chinese quality control and shipment facilities. See Item 1A. in this Annual Report: “Risk Factors - The carrying solutions business is highly competitive and does not pose significant barriers to entry.”

Employees

At September 30, 2008, we had 53 full-time employees, of whom two are employed in executive capacities, 5 are employed in administrative and clerical capacities, 19 are employed in sales and sales support and design capacities, and 27 are employed in sourcing, quality control, and warehouse capacities. We consider our employee relations to be satisfactory.  None of our employees is covered by a collective bargaining agreement.

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

Regulation and Environmental Protection

Our business is subject to various regulations in various jurisdictions, including the United States and member states of the European Community, that restrict the use or importation of products manufactured with compounds deemed to be hazardous.  We work with our suppliers to ensure compliance with such regulations.  In addition, from time to time one or more customers may require testing of our products to ensure compliance with applicable consumer safety rules and regulations or the customer’s safety or packaging protocols.  Because we do not engage in the manufacture of products that we sell and distribute, compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any direct material effect upon our capital expenditures, earnings, or competitive position.  However, compliance with such laws and regulations on the part of our suppliers may result in increased costs of supply to us, particularly if domestic environmental regulation in China becomes more prevalent.  In addition, under our license agreement with Motorola, we may be responsible for ensuring our Chinese suppliers’ compliance with applicable regulations, including, among others, those relating to worker safety, child labor laws, and environmental protection.  This may require us to incur administrative and/or legal expense in working with our suppliers to achieve such compliance.

We have not been engaged in any environmental litigation or incurred any material costs related to compliance with environmental or other regulations.  From time to time we incur chemical and/or safety laboratory testing expense in order to address customer requests regarding our product materials or method of manufacture or regarding their packaging methods and standards.

Forward Industries, Inc.

ITEM 1A.           RISK FACTORS

Please read the note regarding "Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995" that appears on pages 21-22 of this Annual Report on Form 10-K.

In our efforts to address and reverse the steep falloff in OEM and licensed cell phone case sales, we have adopted a strategy involving the dedication of significant resources to re-build and develop our sales and marketing capability in our cell phone product line and product sales generally.  If this strategy does not succeed in generating a significant increase in sales revenues in the near to mid-term, our operating results may deteriorate from current levels..

In order to maximize our potential return of investment under the license and to expand our selling capability to the aftermarket generally, we have hired product development, marketing, selling, and administrative personnel to exploit the license opportunity and to develop our sales capability generally outside the license.  With these resources our objective is to rebuild and strengthen our marketing and product development capabilities and to establish new sales channels in North America and the parts of Europe we did not access under the old license.

Accordingly, we anticipate that selling, general, and administrative expenses will increase significantly as our efforts in this regard continue. However, there can be no assurance that this strategy will result in a sufficient increase in revenues to achieve a return on our investments in personnel and royalty commitments. If we do not begin to recognize significant revenues from these efforts during the next two quarters to offset the increase in selling, general, and administrative expenses, our operating results may further weaken from present levels.

With the steep decline in cell phone revenue in Fiscal 2008, our business has become more highly concentrated in our blood glucose kit carry product line, thus increasing the risks to our financial condition and results of operations compared to periods when revenue from customers from our two principal product lines were more balanced. If our blood glucose kit carry product line were to suffer a decline in or loss of sales, our business would be materially and adversely affected.

In recent years, revenue from OEM customers in each of the two product lines fluctuated without one being consistently predominant.  As a consequence of the steep decline in revenues from sales of accessories for cellular handsets over the past two fiscal years, revenues from sales of carry solutions for diabetic monitoring cases from OEM customers accounted for approximately 76% of net revenues in Fiscal 2008.  Our business is now characterized by increased product line as well as customer concentration.  In such circumstances, our financial condition and results of operations are subject to higher risk from changes in the business practices of OEMs of blood glucose monitors, for example, a decision to reduce or eliminate inclusion of cases in box with the electronic device.

Our business could suffer if the services of any of the key personnel we rely on were lost to us.

We are highly dependent on the efforts and services of certain key sales representatives.  Our business could be materially and adversely affected if we lost the services of such individuals.  If we lost the services of these key sales representatives, we might experience a reduction in or significant loss of orders from their respective customers, resulting in a loss of revenues, which could materially and adversely affect our results of operations and financial condition.

Forward Industries, Inc.

We believe that Motorola’s announcement in March 2008 that it intends to spin off its Mobile Devices business and the market developments leading up to that announcement may have contributed to the steep decline in cell phone product sales and increases the risk to our ongoing relationship with Motorola.

In March 2008 Motorola announced its intention to spin off its Mobile Devices business, which has been our OEM customer for over 10 years.  During much of that 10-year period, Motorola was our largest customer by revenue, and the successes of its cell phone handset business anchored our revenue and earnings base.  (More recently, Motorola has announced in its press releases that the disposal strategy might be reassessed.).  The steady and deep decline in our OEM and licensed sales revenues from Motorola, and thus in our cell phone product business, since September 2006 is, we believe, reflective of the risks and challenges inherent in the highly competitive cell phone handset business generally.   We cannot predict when, if at all, our cell phone carry case business with this customer will begin to improve.  We cannot predict the further effects that a spin-off or other re-structuring of the Mobile Devices business might have upon our business.  However, we do believe that any proposed restructuring of the Mobile Devices business increases the risks and uncertainties attendant to continuation of our long-standing relationship as a reliable, valuable supplier of carry solution accessories.  At the very least, the proposed spin-off or other re-structuring of the Mobile Devices business increases the likelihood that a significant recovery in levels of revenue from Motorola may require more time and be subject to greater uncertainty than a recovery of such revenues would be in the absence of strategic changes affecting the Mobile Devices unit.   On the other hand, if new management of the Mobile Devices business undertakes a sweeping reassessment of all business relationships and methods, which circumstances are beyond our control, the future scope and economics of “in-box” accessories and suppliers thereof, including the Company, may be at longer term and more significant risk.  If our relationship with the Mobile Devices unit were weakened as a result of a spin-off, sale or other re-structuring, our business prospects, financial condition, and results of operations may continue to be materially and adversely affected, including the possible continuation of operating and net losses.

We may not realize the benefits that we anticipated under the new license agreement .

Sales of cell phone products under the Motorola license have tended, generally, to have higher margins than OEM sales of cell phone products.  The absence of any contribution from sales of products under the license since the expiration of the prior license in December 2007 has contributed to the decline in gross profit percentage.  For that reason, we determined that entry into the new license in May 2008 would positively affect our revenues and profitability.  Entry into the license presented us with clear mutual objectives and challenges: to establish new distribution channels in the North American market and to re-establish distribution channels in Europe after expiration of the prior license, intending to in both cases to leverage the network of distributors and retailers of Motorola branded products; to submit new carry case accessories for an updated Motorola cell phone handset product line; and to establish ties with a new license team.  On our part we determined to expend resources to fortify our selling and administrative resources to exploit the aftermarket opportunity.

To date these objectives have not been achieved to our satisfaction in the anticipated time frame, and we have realized a nominal amount of sales of licensed products under the new license.  We believe that this result is due to the lack of execution as anticipated of approvals of new product samples for sale as well as the inability to implement sales initiatives with potential customers in the licensed territories.  At this time, there can be no assurance that we will be able to achieve our objectives under the new license by the end of the first quarter of Fiscal 2009, or thereafter, or that the benefits to the parties under the license will be realized as we had envisioned.  Failure to achieve our objectives under the license could have a material and adverse effect on our financial condition and results of operations.

Our business is and has been characterized by a high degree of customer concentration.  Our three largest customers accounted for approximately 75% and 72% of net sales in Fiscal 2008 and Fiscal 2007, respectively; the loss of, or material reduction in orders from, any of these customers could materially and adversely affect our results of operations and financial condition.

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

Two customers accounted for approximately 74% and 75% of our accounts receivable at September 30, 2008 and September 30, 2007, respectively. The failure to receive or collect such amounts when, and as, due could have a material adverse effect on our financial condition, liquidity, and results of operations.

If any one or more of our OEM customers elect to reduce or discontinue inclusion of cases “in-box”, our results of operations and financial condition would be materially and adversely affected.

The predominant percentage of our revenues is derived from sales of case accessories to our OEM customers who package our cases “in-box” with their electronics.  If OEMs generally begin to reduce or discontinue this practice, we would incur a significant decline in revenues and our results of operations and financial condition would be materially and adversely affected.

Our inventory levels have settled at elevated levels since September 2006 and may remain at historically high levels in future periods, primarily as a result of the support of hub agreements recently entered into with two large OEM customers.

During Fiscal 2006 we entered into hub agreements with two of our principal OEM customers, and during Fiscal 2007 and Fiscal 2008 entered into additional hub agreements covering additional distribution hubs with these customers. These arrangements require us to supply product to their distribution hubs based on our OEM customer's forecasts.  Because product supply and stocking lead times may exceed those agreed upon with our OEM customers, during which time the customer’s forecasted demand for the period may be reduced, we may purchase and stock inventory that exceeds our OEM customers’ forecasted demand.  It is only their forecast demand for which they are obligated to us. As a result, our inventory levels, liquidity, and results of operations may be adversely affected by such excess purchases. In addition, certain of these hub arrangements include terms of payment by the customer to compensate us in the event inventory stocks are not drawn down from a hub by the customer.  The terms of payment vary and there can be no assurance that these arrangements will not result in a material increase in our inventory allowance, which could have a material adverse effect on our results of operations and financial condition.

We experienced severe erosion in our OEM product sales margins during Fiscal 2007 and Fiscal 2008, and it is not clear when these margins will begin to improve.  We continue to encounter pressures from certain OEM customers to constrain or even roll back prices. This price constraint factor has been exacerbated by inflationary pressures that affect our costs of supply.

During Fiscal 2007 and Fiscal 2008, we have experienced significant pricing pressure from our OEM customers.  We have been unable to extract comparable pricing concessions from our product suppliers across all product lines, and this has resulted in the erosion of product sales margins.  We anticipate that pressures on our ability to maintain or increase prices as well as shifts in our product mix will continue to exert downward pressure on our gross profit percentage in the fiscal year ending September 30, 2009.  During Fiscal 2008 and well into the first quarter of Fiscal 2009, we have faced more persistent increases in costs of goods sold, due to inflationary pressures affecting materials and labor costs incurred by our Chinese vendors and inflationary pressures generally on costs of energy and commodities.  In addition, prices these vendors charge to us are reflecting the appreciation of Chinese currency against the US dollar, which are passed through to us in the form of higher US dollar prices. Other components of cost of goods sold, such as our Hong Kong/China inspection costs, which traditionally have been relatively fixed, are showing signs of wage-price inflation.  During this period we also faced higher energy costs passed through to us in freight charges.  When calculated on the basis of reduced sales volumes, these pressures are also contributing to reduced gross profit percentage.  We cannot predict when, if at all, our overall product sales margins will begin to improve.

Forward Industries, Inc.

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

Our results of operations are expressed in U.S. Dollars.  When the U.S. Dollar appreciates or depreciates in value against a currency, such as the Chinese renminbi, our results will be benefited or adversely affected, respectively.  If, for example, China were to permit the renminbi to float to a free market rate of exchange, it is widely anticipated that the U.S. Dollar would depreciate in value relative to the renminbi, which could materially increase our costs of goods sold (in U.S. dollar terms) and adversely affect our results of operations if we cannot pass those costs along to our customers or if we cannot enter into financial arrangements that hedge or otherwise mitigate this risk.  During Fiscal 2008 currency markets pushed the renminbi up and the U.S. Dollar down, having the effect described above.  The opposite relationship would apply to sales revenues or other accounts receivable denominated in a foreign currency.  When the U.S. Dollar appreciates or depreciates in value against a currency, such as the Euro, in which a significant part of our revenues is denominated, our results of operations can be adversely affected or benefited, respectively.  The significant appreciation of the Euro against the U.S. Dollar since the beginning of 2003 has had the effect of increasing, in U.S. dollar terms, U.S. Dollar denominated sales on our statement of income in proportion to Euro-denominated sales revenues.  A reversal of this trend could adversely affect our results of operations.

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

 Each of these customers launches many different products and may purchase products accessories, such as carrying cases, from many different competing vendors.  When we are selected to supply a carry solution for a specific product and launch, we may not be in a position to know the frequency or volumes of our customers' orders, the duration of such orders (which will depend on the product's life cycle), or the pricing of such orders, all of which depend on our customers' ongoing assessments of the product's relative contribution to their businesses, as well as other factors.  Our OEM customers may keep consumer electronic products for which our carry solutions have been selected to be packaged "in-box" in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles, new product introductions, and our customers' competitors' product offerings.  As any consumer electronic product life (i.e., its continuing or waning popularity) and the related "in box" program mature, we may be forced to accept significant price reductions for our carry solutions, which will affect the level of our revenue.  Short product life cycles are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition between vendors is high, and industry technical standards are subject to continuing change.

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

Our gross profit margins vary widely depending on the customer, order size, market in which the customer's products are sold and the types of carrying cases and related accessories sold.  In addition, there is a broad range of selling prices within our soft-sided carrying cases product line, and there is also a broad range of selling prices between, for example, soft-sided carrying cases and other carry solutions such as straps, clips, and camera attachment cases.  Because of the broad variability in price ranges and product types, we anticipate that gross margins, and accordingly net income, will continue to fluctuate depending on the relative revenue contribution by customer of carrying cases for cellular handsets and those for blood glucose monitors, as well as our OEM customers' order patterns and preferences for more or less expensive cases and or other accessories to be included as accessories "in box".  Such fluctuations may have the effect of masking the impact of fluctuations in unit volume sale trends.

Forward Industries, Inc.

Product manufacture is often outsourced by our OEM customers to contract manufacturing firms in China and in Southeast Asia

Such firms are performing manufacturing, assembly and product packaging functions, including the bundling of product accessories such as ours with the OEM customer's product.  As a consequence of this business practice, we often sell our carry solution products to the contract manufacturing firm.  In these cases, we invoice the contract manufacturing firm and not the OEM customer.  Therefore, it is the contract manufacturing firm's credit to which we must look for payment in such cases and not that of our OEM customer.  This may alter the credit profile of our customer base and may involve significant purchase order volumes.  In some, but not all cases, the manufacturing firm is itself a large, multinational entity with significant financial resources.

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

The License Agreement expires on March 31, 2009, but both parties have certain rights of termination customary for such agreements prior to such date, including, for example, in the case of violation of the agreement, insolvency or bankruptcy of one party, or breach of representations or covenants.  If we elect to give notice to terminate the license agreement under certain conditions, as specified in the agreement, before its expiration on March 31, 2009, we will be required to pay minimum royalties for the two calendar quarters commencing after the date of notice plus the remainder of the minimum royalty, if any, for the quarter in which the notice was given.  In addition, Motorola and we have agreed to certain cross-indemnification provisions, which, as applicable to us, obligate us to indemnify Motorola in respect of all third party suits, actions, claims, damages and liabilities and expense against, or incurred by, Motorola arising out of or connected with the licensed products, their method of manufacture, sale or distribution, the promotional or packaging of the products, or any breach by us of the License Agreement.  The occurrence of any of the foregoing events, claims, obligations, or demands could subject us to make payments or incur expense, which could be material and adversely affect our results of operations and financial condition.

Payments to us by or on behalf of our customers of accounts receivable originated in China or other Asian nations may be subject to local regulations or moratorium that restrict the right to convert foreign currencies into U.S. dollars, or that prevent, delay, or restrict the ability to remit U.S. dollars to the United States.

Forward Industries, Inc.

Our payment and remittance arrangements with certain customers may subject these arrangements to Chinese or other local currency regulations.  In the event that any foreign government were to impose regulatory restrictions on the ability to effect conversion of local currency into U.S. dollars or remittance of U.S. dollars to the United States, our receipt or recognition of U.S. dollars in payment, directly or indirectly, of invoices for sales of our products could be delayed or otherwise affected, including, for example, by a reduction in the effective exchange rate to our detriment, imposition of fees or expenses, a discounting of the amount of the account receivable, or a deferral of such accounts receivable into a future reporting period, or an outright cancellation of the payment.  If this were to affect receipt or recognition of material amounts of revenues, our liquidity or results of operations could be materially and adversely affected.

Our dependence on foreign manufacturers creates quality control, product cost, pricing, availability, and delivery risks. As a result, from time to time we experience certain quality control, on-time delivery, cost, or other issues that may threaten customer relationships.

All of our products are manufactured by Chinese manufacturers in China. Our reliance on foreign suppliers, manufacturers, and other contractors involves significant risks, including reduced control over quality assurance, manufacturing yields and costs, delivery schedules, the potential lack of adequate capacity, the lack of capital, and potential misappropriation of our designs.

In Fiscal 2006, we transitioned the responsibility for quality assurance inspection of products from our Koszegi Asia facility to a third-party quality assurance provider. In the course of this transition we experienced a high level of turnover of Koszegi Asia quality control employees who oversee the activities of our quality assurance provider.  In connection with these developments, certain quality control and delivery problems surfaced in Fiscal 2007 and other quality control issues have continued in Fiscal 2008. While we have dedicated additional management oversight to the quality control function and made it a higher priority, there can be no assurance that we will be successful in these efforts, and our failure to do so could result in the loss of a key customer, which could have an adverse effect on our results of operations and our business reputation.

Our shipments of products via container freight to customers in the United States and Europe are subject to delays or cancellation due to work stoppages or slowdowns, piracy, damage to port facilities caused by weather or terrorism, and congestion due to inadequacy of port terminal  equipment and other causes.

Since all of our carrying solutions products are sourced from China, the carrying cases and other products we distribute and sell must be brought to our customers' markets. To the extent that there are disruptions or delays in loading cargo in Hong Kong or Chinese ports or off-loading cargo at ports of destination as a result of labor disputes, work-rules related slowdowns, tariff or World Trade Organization-related disputes, piracy, physical damage to port terminal facilities or equipment caused by severe weather or terrorist incidents, congestion in port terminal facilities, inadequate equipment to load, dock and offload container vessels or energy-related tie-ups or otherwise, or for other reasons, product shipments to our customers will be delayed.  In any such case, our customer may cancel or change the terms of its purchase order, resulting in a cancellation or delay of payments to us. A closure or partial closure of Hong Kong, Chinese, United States or European port facilities or other causes of delays in the loading, importation, offloading or movement of our products could result in increased expenses, as we try to avoid such delays, delayed shipments or cancelled orders, or all of the above. Depending on the severity of such consequences, this may have an adverse effect on our financial condition and results of operations.

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

Forward Industries, Inc.

We have in place anti-takeover measures and charter provisions that may prevent a hostile or unwanted effort to acquire Forward.

Our Board of Directors is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. Our Board of Directors has the authority, without shareholder approval, to issue such preferred stock in one or more series and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Our ability to issue the authorized but unissued shares of preferred stock could be used to impede takeovers of our company.  Under certain circumstance, the issuance of the preferred stock could make it more difficult for a third party to gain control of Forward, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of our common stock. In addition, our certificate of incorporation requires the affirmative vote of two-thirds of the shares outstanding to approve a business combination such as a merger or sale of all or substantially all assets.  Such provision and blank check preferred stock may discourage attempts to acquire Forward.  Applicable laws that impose restrictions on, or regulate the manner of, a takeover attempt may also have the effect of deterring any such transaction.  We are not aware of any attempt to acquire Forward.

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

During Fiscal 2008, we leased approximately 9,000 square feet of warehouse and office space in Hong Kong, at a monthly rental of approximately $12,000 through Koszegi Asia Ltd., our wholly owned subsidiary, under a lease that expired in November 2008. We used this space as a sourcing, quality assurance, and logistics facility for products purchased from our China suppliers. In October, 2008, we outsourced our warehousing operation to a third party logistics provider,  terminated our existing lease and leased approximately 4,400 square feet of office space in Kowloon, Hong Kong, at a monthly rental of approximately $13,000 also through Koszegi Asia Ltd, under an agreement that expires in October, 2011. As of November 2008, we have relocated all of our Asia-based sourcing, quality assurance, and logistics personnel to this new office space.

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

ITEM 3.              LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2008, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders in the fiscal fourth quarter of 2008.  We anticipate that the annual meeting of shareholders in respect of the fiscal year ended September 30, 2008, will be held in February 2009.

Forward Industries, Inc.

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

	Bid Price Information for Common Stock*
	Fiscal 2008		Fiscal 2007
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$3.58	$2.22	$ 6.09	$ 4.10
Second Quarter	$2.54	$2.01	$ 5.30	$ 4.06
Third Quarter	$2.80	$2.17	$ 4.25	$ 3.21
Fourth Quarter	$2.73	$1.84	$ 3.61	$ 2.61

_______________________________
*High and low bid price information as furnished by The NASDAQ Stock Market Inc.

On November 19, 2008, the closing bid quotation for our common stock was $2.11.

See Item 1A. of this Annual Report “Risk Factors—If our common stock were to be de-listed from the NASDAQ SmallCap Market, the existing market prices for and liquidity of our common stock may decline”.

Holders of common stock.

 As of November 19, 2008, there were approximately 116 holders of record of our common stock, excluding approximately 7,000 beneficial holders whose shares are held in street name.

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

Recent sales of unregistered securities

During Fiscal 2008, we did not issue and sell any shares of common stock, or securities exercisable for or exchangeable into common stock, or any other securities that were not registered under the Securities Act of 1933.

Securities authorized for issuance under equity compensation plans.

For information relating to this topic, see Part III, Item 11 of this Annual Report. “Executive Compensation” which is incorporated in this Annual Report on Form 10-K by reference to our 2009 Proxy Statement.

Forward Industries, Inc.

Purchase of Equity Securities

No repurchase of any common stock or other equity security was made during the fourth quarter of Fiscal 2008.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock (approximately 7% of the number of shares then outstanding). On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200.  Under these authorizations, as of September 30, 2008, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million, including 70,000 shares in Fiscal 2007, but none during Fiscal 2008, leaving a balance of 313,597 shares (approximately 4% of the shares outstanding at September 30, 2008) under those authorizations.  Separately, on March 5, 2008, we in effect purchased 72,917 outstanding shares of common stock held by our former Chairman of the Board and principal executive officer, by accepting such shares at their fair market value on such date as consideration for his exercise of options to purchase 100,000 shares of common stock as part of a cashless exercise.

ITEM 6.              SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto and other financial information appearing in Item 8 of this Annual Report on Form 10-K.  This discussion and analysis compares our consolidated results of operations for the fiscal year ended September 30, 2008 ("Fiscal 2008"), with those of the fiscal year ended September 30, 2007 ("Fiscal 2007"), and compares our consolidated results of operations for Fiscal 2007 with those of the fiscal year ended September 30, 2006 (“Fiscal 2006”) and is based on or derived from the audited Consolidated Financial Statements included in Item 8 in this Annual Report. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

The following “management’s discussion and analysis” includes forward-looking statements that are not based on historical fact and that involve assessments of certain risks, developments, and uncertainties in our business.  Such forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward looking statements contained in this Report are based upon assumptions and assessments that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those assumed and assessed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of  this Annual Report, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among others, the following: our ability to maintain constructive commercial relationships with our key Original Equipment Manufacturer (“OEM”) customers, including during periods of economic downturns generally or in their business environments; our success in winning new business from our customers and against competing vendors; whether replacement programs that we win will be more or less successful or profitable than those that are replaced; the success or failure of our efforts under our license agreements; levels of demand and pricing generally for cellular handsets and blood glucose monitoring devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; the loss of one or more key sales employees upon whom relationships with key OEM customers depend; OEM customers decision to reduce or eliminate their practice of including carry case accessories in-box; general economic and business conditions, nationally and internationally in the countries in which we do business or the onset of a global economic recession; the failure of one or more of our suppliers; the need to add materially to our inventory allowance, including the impact on inventory levels or saleability of inventory arising out of hub agreements we have entered into with two of our OEM customers; demographic changes; changes in technology, including developments affecting cellular handsets; developments in the treatment or control of diabetes that affect the incidence of use and replacement rates of handheld blood glucose monitors by diabetics; increased competition in the business of distribution of carry solutions for handheld electronic devices generally or increased competition to include carry solutions with products manufactured by our OEM customers in particular; changes affecting the business or business prospects of one or more of our principal OEM customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this Annual Report and our other reports filed with the Commission.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward looking statement.

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

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments, analyses, and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  the age of receivable balances, our historical bad debts write-off experience, and our respective customer’s creditworthiness, among other factors. At September 30, 2008 and September 30, 2007, our allowance for doubtful accounts was approximately $10,000 and $47,000, respectively.  Changes to this account are reflected in the general and administrative expense line of our consolidated statements of operations.  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, the assessments of new customers’ creditworthiness, changes in customer circumstances, or other factors could have a material effect on the recorded allowance.

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

Forward Industries, Inc.

At the end of each fiscal quarter, we evaluate our ending inventories, and we establish an allowance for inventory that is considered obsolete, slow moving, or otherwise un-saleable.  This evaluation includes, among other factors, analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand.  We physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $0.2 million and $0.6 million at September 30, 2008 and 2007, respectively.  The decrease in the allowance from September 30, 2007 to September 30, 2008, was due to the disposal of cell phone inventory determined to be obsolete or unsalable. Increases to this account are reflected in the cost of goods sold line of our consolidated statements of operations.  See Note 14, Subsequent Events, to our audited, consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Deferred Income Taxes

In our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we are subject to taxation. This process involves estimating actual current income tax expense as well as assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We had approximately $0.4 million and $0.3 million of net deferred tax assets at September 30, 2008 and 2007, respectively. No valuation allowances were recorded in respect of these deferred tax assets as of such dates.

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

Forward Industries, Inc.

We depend for the predominant proportion of our sales revenues on OEM orders from our three largest customers, each of which is a large, multinational corporation.  Each of these customers launches different products and can purchase products accessories, such as carrying cases, from many different vendors.  When we are selected to supply a carry solution “in-box” for a specific product and launch, we may not be in a position to know the frequency or volumes of our customers’ orders, or the duration of such orders (which will depend on the OEM customer product’s life cycle), all of which depend on our customers’ ongoing assessments of the product’s relative contribution to their businesses, as well as other factors.  Our OEM customers may keep products for which our carry solutions have been selected to be packaged “in-box” in active promotion for many months, or for a very short period of time, depending on the popularity of the product, product development cycles and new product introductions, and our customers’ competitors’ product offerings.  Product life cycles for blood glucose monitoring instruments and kits and related carry case accessories are subject to advances in the technology for measurement of blood sugars and insulin administration.  Short product life cycles and/or significant variability in product pricing are particularly characteristic of the cellular handset market, where new functionality is constantly introduced, competition among vendors is high, and industry technical standards are subject to continuing change.  When “in-box” programs end, and to the extent that the introduction of new programs does not include our products as an accessory “in-box”, or such new programs do include our products as an accessory “in-box” but do not result in a comparable level of demand for our products, the level of our OEM product sales is susceptible to significant and rapid change.

All of this makes our quarterly revenue levels susceptible to a high degree of variability and difficult to predict.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, its orders from us by amounts that are material to our business.

Trends in Results of Operations

  We anticipate that OEM diabetic sales will continue to account for the predominant percentage of revenue and that net sales contributions from OEM cell phone sales and aftermarket distribution for the first half of Fiscal 2009 will be negligible.  We believe OEM diabetic sales will continue to lead revenue generation.  We will see negligible revenue from licensed sales or sales of our proprietary products in the aftermarket. See “Risk Factors” in Part II, Item 1A, of this Annual Report on Form 10-K for a discussion of recent developments relating to our relationship with Motorola.

  We anticipate that gross profit and gross profit percentage may continue to be adversely impacted by product mix factors. The average gross margin for all diabetic product sales tends to be narrow compared to other OEM sales and aftermarket sales.  With OEM diabetic product sales continuing to account for the predominant percentage of our total revenue mix, our overall gross profit margin will thus tend to be lower.  Absent a material increase in revenues from our other product lines, we anticipate that our overall gross margin will remain compressed. Second, as relatively higher margin diabetic case programs mature, we expect to face increased pricing pressure from our largest OEM customers, and this will further impact gross profit.

  Building inflationary pressures in or affecting China’s economy contributed to rising costs of goods sold, which pressured gross profit.  We cannot yet predict whether or when falling commodity prices observed in the first quarter of Fiscal 2009 will benefit cost of goods sold.  We source 100% of the products we sell and distribute from vendors located in China.  Rising labor, energy, and materials costs (particularly in South China, where we source the majority of our products), and the rising value of the Renminbi in comparison to the U.S. dollar in Fiscal 2008 adversely affected gross profit during Fiscal 2008.  We had very little if any ability to pass higher costs on to our larger customers.  The recent reversal of commodity prices and possibly labor inputs may benefit our cost of goods sold.  But final prices to us are the subject of negotiation with our suppliers, and it is too early to predict whether lower inputs will be passed through to us.

  Pre-tax net loss in recent and the current reporting periods would have been significantly larger but for the substantial level of “other income”, which consists primarily of interest income on cash balances.  Federal Reserve and European Central Bank reductions in the level of interest rates combined with slightly lower cash balances have and may continue to result in lower levels of other income and thus result in a smaller offset to operating losses.

Forward Industries, Inc.

Results of Operations for Fiscal 2008 compared to Fiscal 2007

Net loss

Net loss in Fiscal 2008 increased $0.3 million to $0.9 million compared to $0.6 million in Fiscal 2007   The deterioration in results was primarily due to a $0.8 million, or 16%, reduction in gross profit, due primarily to a $6.5 million decline in sales of cell phone carry solution products, and to a $0.4 million, or 39%, decrease in other income, which consists primarily of interest income. These declines were partially offset by a decrease in selling, general and administrative expenses of $0.9 million, or 14%, primarily due to lower personnel costs, royalty expense, and travel & entertainment costs. Basic and diluted per share data was ($0.11) for Fiscal 2008, compared to ($0.07) for Fiscal 2007. The decrease in earnings per share in Fiscal 2008 was due to the increase in the net loss.

Net Sales

Net sales decreased $2.2 million, or 10%, to $20.0 million in Fiscal 2008 compared to $22.2 million in Fiscal 2007 due to lower sales of cell phone products, which declined $6.5 million, or 80%. This decrease was offset, in part, by higher sales of carry cases for diabetic products, which increased $4.4 million, or 40%. The tables below set forth approximate net sales by product line and geographic location of our customers for the periods indicated.

Net Sales for Fiscal 2008 (millions of dollars)
	APAC	Americas	EMEA	Total
Diabetic Products	$9.0	$3.1	$3.2	$15.3
Cell Phone Products	0.5	0.6	0.5	1.6
Other Products	0.5	2.4	0.1	3.1
Totals*	$10.0	$6.1	$3.9	$20.0

Net Sales for Fiscal 2007 (millions of dollars)
	APAC	Americas	EMEA	Total
Diabetic Products	$7.2	$2.1	$1.6	$10.9
Cell Phone Products	3.3	2.0	2.8	8.1
Other Products	0.4	2.6	0.1	3.1
Totals*	$10.9	$6.7	$4.5	$22.2

* Tables may not total due to rounding.

Diabetic Product Sales

We design to the order of and sell directly to our OEM customers carrying cases used by diabetics to carry their personal electronic, blood glucose monitoring kits. In Fiscal 2008, OEM customers for these carrying cases included Lifescan, Abbott Labs, and Roche Diagnostics (including their subsidiaries, affiliates and contract manufacturers) as well as other customers. Our carrying cases are packaged as an accessory "in-box" with the monitoring kits that are sold by our OEM customers.

Sales of cases and related accessories for blood glucose monitoring kits increased $4.4 million to $15.3 million in Fiscal 2008, or 40% higher than Fiscal 2007.  These results were driven by higher sales to our three largest customers for Fiscal 2008, which increased by $2.0 million, $1.1 million, and $1.2 million, respectively, in Fiscal 2008.  The increase in sales was attributable to higher volumes of in-box sales from existing programs and increased contributions from new programs.

Sales of carrying cases for blood glucose monitoring kits represented 76% of our total net sales in Fiscal 2008 compared to 49% of our total net sales in Fiscal 2007 due primarily to the continuing significant decline in cell phone product sales as well as the increase in OEM sales of cases and accessories for the blood glucose monitors.

Forward Industries, Inc.

Other Product Sales

We design and sell a number of carrying solutions for items such as cameras, portable oxygen tanks, bar code scanners, MP3 players, and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.  By the nature of our distribution in this market, sales of these customized products to order in their product category vary from period to period without necessarily reflecting a significant trend in overall demand for these items.

Sales of other products were $3.1 million for both Fiscal 2008 and Fiscal 2007, which represented 16% and 14% of our total sales, respectively.

Cell Phone Product Sales

Our cell phone carry solutions products include carrying cases for handsets and camera attachments, plastic belt clips, carrying case straps and bags, screen cleaners, decorative faceplates, and other attachments used to carry or enhance the appearance of cellular telephone handsets.  We design to the order of and sell these products directly to cell phone handset original equipment manufacturers.  Our cases are packaged as an accessory "in-box" with the handsets that are sold by our OEM customers. Motorola was our only OEM cell phone customer in Fiscal 2008 and Fiscal 2007.

In addition to our “in-box” business with OEM customers, we engage in the sale of carry solution products as separately packaged accessories directly to wholesalers (for re-sale to retail outlets) and retailers (for re-sale to retail consumers), a distribution channel we sometimes refer to as the “aftermarket”.  Products in this channel include products bearing the Motorola logo, for which we have licensed the non-exclusive rights in the United States, Canada, and Europe.  Product and channel development for these products are underway as we are committing resources to strengthen (and establish, in the case of North American markets) our sales and marketing capability.  We don’t expect to see revenue contribution, if any, from these markets until the second fiscal quarter of Fiscal 2009.

See “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for a discussion of the risks relating to OEM customer Motorola.

Total sales of cell phone products in Fiscal 2008 declined $6.5 million to $1.6 million, to a level one-fourth of that compared to Fiscal 2007. Sales of such products in Fiscal 2008 were predominantly OEM sales to Motorola, which decreased $4.8 million, to $1.2 million, or to a level approximately one-fifth the level attained in Fiscal 2007.

Aftermarket sales of cell phone products, consisting primarily of licensed sales of Motorola branded products, declined to $0.4 in Fiscal 2008, $1.5 million lower than “aftermarket” sales in Fiscal 2007, which consisted entirely of Motorola branded products sold under the expired license.

Sales of carry solutions for cell phone products represented 8% of our total net sales in Fiscal 2008 compared to 36% in Fiscal 2007, due primarily to the decline in cell phone sales and to a lesser extent the significant increase in diabetic product sales.

Gross Profit

Gross profit decreased $0.8 million, or 16%, to $4.0 million in Fiscal 2008 from $4.8 million in Fiscal 2007. As a percentage of net sales, gross profit decreased to 20% in Fiscal 2008 from to 22% in Fiscal 2007.  These decreases were due to several factors. First, net sales decreased $2.2 million due to the steep decline in our cell phone products line.   Second, average gross margin on diabetic product sales, which accounted for 76% total net sales in Fiscal 2008 compared to 49% in Fiscal 2007, tend to be lower than other product lines, and thus, adversely affected our gross profit percentage. Third, higher labor and materials costs due to inflation and currency factors, all contributed to restrain gross profit and gross profit percentage. Lastly, the cost of operating our Hong Kong facility, which constitutes part of our cost of goods sold on our statements of operations, increased due to higher quality and compliance measures  implemented in Fiscal 2008, which on a lower revenue base, acted as a drag on our gross profit percentage. Compared to the above figures, Fiscal 2008 gross profit and gross profit percentage would have been $3.8 million and 19%, respectively, but for the agreement of a customer to pay $250,000 to us that has the effect of reducing Fiscal 2008 cost of goods sold by that amount.  The payment, which is in settlement of a larger amount of unpaid invoices to the customer in respect of product included as part of our inventory allowance in Fiscal 2008 and Fiscal 2007, had the effect of significantly improving fiscal fourth quarter gross profit and gross profit percentage, thereby improving the full-year figures to the extent described above.  See Note 14, Subsequent Events, to the audited consolidated financial statements in Item 8 of Part II of this Annual Report.

Forward Industries, Inc.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $0.9 million, or 14%, to $5.7 million in Fiscal 2008 from $6.6 million in Fiscal 2007. This decrease was due to reductions in selling personnel costs and general administrative personnel costs of $0.3 million and $0.1million, respectively, primarily due to the expiration at December 31, 2007, of employment agreements of two executives, one in each area. In addition, Royalty expenses were lower by $0.3 million as a result of the elimination of the minimum royalty obligations under the new License Agreement. Travel and entertainment costs incurred by selling personnel also decreased $0.1 million in Fiscal 2008. Other components of our operating expenses also declined in Fiscal 2008, the most significant of which was “other general and administrative costs”, which decreased $0.1 million primarily due to lower depreciation expense, share-based compensation for our directors, and investor relations fees.   Royalty and commission expense declined $30,000 in Fiscal 2008 compared to Fiscal 2007 due to lower sales of licensed products.

Other Income (Expense)

Other income, primarily interest income on cash balances, declined 39% to $0.6 million, due to sharply lower average interest rates in Fiscal 2008 on slightly lower cash balances compared to Fiscal 2007. The second component of “other income” consists of gain or loss from foreign currency transactions, as to which we recorded a $6,000 loss in Fiscal 2008 compared to an $11,000 gain in Fiscal 2007.

Pre-tax Income

Pre-tax income decreased $0.2 million to a pre-tax loss of $1.0 in Fiscal 2008 from a pre-tax loss of $0.8 million in Fiscal 2007 as a result of the changes as described above.

Income Taxes

Our effective income tax benefit rate was 15% in Fiscal 2008 compared to 31% in Fiscal 2007 as a result of the higher relative contribution of taxable loss from the EMEA Region, which bears a lower benefit rate than United States taxable loss.  This had a disproportionate impact on an overall smaller taxable loss base.  Our effective tax benefit rate does not approximate the United States statutory federal income tax rate primarily due to tax rate differentials in respect of state and foreign taxes, to which income recorded by Forward Innovations is subject.  Benefit from income taxes decreased $94,000to $156,000 in Fiscal 2008 from $250,000 in Fiscal 2007. The income tax benefit consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 9 to the Financial Statements in Item 8 of this Annual Report.

We consider the earnings of our foreign subsidiaries indefinitely invested and, accordingly, have not recorded a provision for U.S. income taxes on their un-repatriated earnings.  At September 30, 2008, those cumulative earnings were $4.3 million.

Liquidity and Capital Resources

During Fiscal 2008, we used $0.4 million of cash in operations compared to generating $1.9 million from operations in Fiscal 2007. Our operating cash flows in Fiscal 2008 consisted of a net loss of $0.9 million, offset in part by $0.5 million for non-cash items, and $0.1 million for net changes in working capital items  Non-cash items consisting of provision for obsolete inventory, share-based compensation expense, and depreciation expense reduced our net loss by $0.3 million, $135,000, and $65,000, respectively. In addition, non-cash items consisting of deferred tax expense and bad debt expense of $99,000 and $20,000, respectively, contributed to our net loss. Working capital items consisted  primarily of cash generated by changes in accounts receivable, accounts payable, and prepaid and other current assets of $0.5 million, $0.3 million, and $0.3 million, respectively, offset, in part, by $0.8 million in cash used to increase inventory. Accounts receivable decreased as a result of the lower levels of sales in Fiscal 2008 compared to Fiscal 2007. Accounts payable increased as a result of the increase in our inventory balances between September 30, 2008 and 2007. Prepaid and other current assets is primarily attributable to federal and state income taxes that were prepaid at September 30, 2007, and were subsequently refunded in Fiscal 2008 with no corresponding income tax prepayments made as of September 30, 2008.

Forward Industries, Inc.

Investing activities used $29,000 in Fiscal 2008 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software. In Fiscal 2007, investing activities used $61,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

Financing activities provided $39,000 in Fiscal 2008 from the issuance of common stock upon the exercise of stock options to purchase 22,000 shares under our 1996 Stock Incentive Plan. In Fiscal 2007, financing activities used $140,000, consisting of $232,000 used to purchase 70,000 shares of the Company’s common stock in open market purchases offset in part by $93,000 generated from the issuance of common stock upon the exercise of stock options to purchase 53,000 shares under our 1996 Stock Incentive Plan.

At September 30, 2008, our current ratio (current assets divided by current liabilities) was 10.6; our quick ratio (current assets less inventories divided by current liabilities) was 10.1; and our working capital (current assets less current liabilities) was $23.1 million.  As of such date, we had no short or long-term debt outstanding.

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

In March 2008, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc. elected not to renew their credit facility with a U.S. bank that provided for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit.  Accordingly, this credit facility expired March 30, 2008. There were no borrowings or letter of credit obligations outstanding under this facility during the fiscal year ended September 30, 2008. See Notes 5 and 6 to the audited consolidated Financial Statements.

In February 2003, Forward Innovations established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment Period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled Periodly or converted into term loans. In connection with this facility, Forward Innovations has agreed to certain financial covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.35% at exchange rates as of September 30, 2008). At September 30, 2008, Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $327,000 at exchange rates as of September 30, 2008) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Notes 5 and 6 to the audited consolidated Financial Statements.

Forward Industries, Inc.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. Under that authorization, as of September 30, 2008, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million but none during Fiscal 2008, compared to 70,000 shares purchased in Fiscal 2007 at a cost of $232,000. In addition, in connection with an exercise of outstanding stock options, 72,917 shares were purchased during the 2008 Period in a non-cash transaction by the tender of such shares valued at market in consideration for the exercise price, which was outside the foregoing authorizations.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States are not recorded as a liability.   The following is a summary of such contractual cash obligations as of September 30, 2008:

Contractual Obligation or Commitment	Oct 08 – Sep 09	Oct 09- Sep 11	Oct 11 – Sep 13	Thereafter
Employment Agreements	$340,000	$85,000	$ --	$ --
Operating Leases	319,000	544,000	105,000	--
Totals	$659,000	$629,000	$105,000	$ --

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities. See Note 5 to the audited consolidated Financial Statements set forth at Item 8 of  Part II of this Annual Report.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto and supplementary data included in this Annual Report may be found at pages 38 to 58   of this Annual Report.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.           CONTROLS AND PROCEDURES

Not applicable

ITEM 9A(T).     CONTROLS AND PROCEDURES

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report (the fourth fiscal quarter of Fiscal 2008 in the case of this Annual Report on Form 10-K). Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report (the fourth fiscal quarter of Fiscal 2008 in the case of this Annual Report on Form 10-K), to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

Our Principal Executive Officer and our Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Principal Executive Officer and our Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  Internal Control — Integrated Framework.

Based on our assessment, our Principal Executive Officer and our Principal Financial Officer believe that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report on internal control in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless the registrant specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Changes in internal controls

Our management, with the participation our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the last fiscal quarter of Fiscal 2008.  Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the last fiscal quarter of Fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.           OTHER INFORMATION

None

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors and executive officers is incorporated to this Annual Report on Form 10-K by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2009 (the “2009 Proxy Statement”) under the heading “Election of Directors”, “Structure and Practices of the Board of Directors”, and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;—Section 16(a) Beneficial Ownership Reporting Compliance”.  Information regarding executive officers also incorporated to this Annual Report on Form 10-K by reference to the 2009 Proxy Statement under the caption “Executive Officers.” The information required by this item relating to Corporate Governance, including Code of Ethics, is incorporated to this Annual Report on Form 10-K by reference to the 2009 Proxy Statement under the heading “Structure and Practices of the Board of Directors.”

ITEM 11.           EXECUTIVE COMPENSATION

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2009 Proxy Statement under the heading “Executive Compensation and Related Information.”

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2009 Proxy Statement under the headings “Executive Compensation and Related Information—Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2009 Proxy Statement under the headings ““Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters— “Certain Relationships, Director Independence, and Related Transactions” and “Structure and Practices of the Board of Directors;—Board of Directors and Director Independence”.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2009 Proxy Statement under the heading “Matters Relating to Independent Registered Public Accountants;—Principal Accountant Fees and Services.”

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.

b. Exhibits

3.	ARTICLES OF INCORPORATION AND BY-LAWS

	3(i).1	Certificate of Incorporation of the Company as amended (incorporated by reference to Exhibit 2(a) to the Form 10-SB)
3(i).2

Certificate of Amendment of Certificate of Incorporation filed by the New York Department of State on August 22, 1997 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

	3(ii).1	By-Laws (incorporated by reference to Exhibit 2(b) to the Form 10-SB) (now superseded by the Amended and Restated By-Laws)
3(ii).2

Amendment to By-Laws (Article I, Section 2) (incorporated by reference to Exhibit 3(c) to the Company's Registration Statement on Form SB-2 filed November 13, 1995 (Reg. No. 33-99338) (the "1995 SB-2 Registration Statement") (now superseded by the Amended and Restated By-Laws)

	3(ii).3	Amended and Restated By-Laws of Forward Industries, Inc., as of February 13, 2008

10.	MATERIAL CONTRACTS

10.1

License Agreement, effective as of October 1, 2004, between Motorola, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 18, 2004.

	10.2	1996 Stock Incentive Plan of Forward Industries, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 of the Company, as filed on April 25, 2003).

33

10.3

Amendment One to Employment Agreement effective as of July 12, 2005 between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2005).

10.4

 Employment Agreement effective as of October 1, 2005 between the Company and Jerome E. Ball (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2005).

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

10.9

Amendment to Employment Agreement, dated as of January 1, 2008, between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Company as filed on February 13, 2008)

10.10

Severance and Release Agreement, dated as of December 31, 2007, between the Company and Michael M. Schiffman (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Company as filed on February 13, 2008).

	10.11	License Agreement, dated as of May 22, 2008, between Motorola, Inc. and Forward Industries, Inc.
10.12

Amended and Restated Employment Agreement, dated as of August 12, 2008, between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on August 12, 2008).

	10.13	Employment Agreement, dated as of August 12, 2008, between the Company and James O. McKenna (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on August 12, 2008).
21.	SUBSIDIARIES OF THE REGISTRANT

	21.1	List of Subsidiaries of Forward Industries, Inc.
23.	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	23.1	Consent of Kaufman, Rossin & Co., P.A. relating to 1996 Stock Incentive Plan
31.	CERTIFICATIONS PURSUANT TO RULE 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1	Certification of Douglas W. Sabra
	31.2	Certification of James O. McKenna
34

32.          CERTIFICATIONS PURSUANT TO RULE 13a-14(b) (Section 906 of Sarbanes-Oxley)

32.1         Certifications of Douglas W. Sabra and James O. McKenna

35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. (the Company) as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. at September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida

December 15, 2008

FORWARD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND 2007

	September 30,	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$19,862,426	$20,267,791
Accounts receivable, net	3,659,553	4,135,117
Inventories, net	1,363,862	1,072,360
Prepaid expenses and other current assets	586,632	628,786
Deferred tax asset	49,449	279,741
Total current assets	25,521,922	26,383,795

Property, plant, and equipment, net	124,854	160,644
Deferred tax asset	359,681	29,898
Other assets	98,259	57,538
Total assets	$26,104,716	$26,631,875

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,206,630	$1,904,946
Accrued expenses and other current liabilities	189,827	303,185
Total current liabilities	2,396,457	2,208,131

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,621,932 and 8,488,932 shares issued, respectively (including 706,410 and 633,493 held in treasury, respectively )	86,219	84,889
Capital in excess of par value	15,893,480	15,546,046
Treasury stock, 706,410 and 633,493 shares at cost, respectively	(1,260,057)	(1,085,057)
Retained earnings	8,988,617	9,877,866
Total shareholders' equity	23,708,259	24,423,744
Total liabilities and shareholders’ equity	$26,104,716	$26,631,875

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2008	2007
Net sales	$19,973,869	$22,150,513
Cost of goods sold	15,946,020	17,346,913
Gross profit	4,027,849	4,803,600

Operating expenses:
Selling	2,868,092	3,641,000
General and administrative	2,824,962	2,977,660
Total operating expenses	5,693,054	6,618,660

Loss from operations	(1,665,205)	(1,815,060)

Other income:
Interest income	625,959	1,001,091
Other (expense) income, net	(5,623)	11,130
Total other income	620,336	1,012,221

Loss before income tax benefit	(1,044,869)	(802,839)
Income tax benefit	(155,620)	(249,380)
Net loss	$ (889,249)	$ (553,459)

Net loss per common and common equivalent share
Basic	$ (0.11)	$ (0.07)
Diluted	$ (0.11)	$ (0.07)

Weighted average number of common and common equivalent shares outstanding
Basic	7,888,727	7,844,376
Diluted	7,888,727	7,844,376

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008 AND 2007

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount
Balance at September 30, 2006	$24,950,367	8,424,931	$84,249	$15,287,952	$10,431,325	563,493	($853,159)
Common stock issued upon exercise of stock options	92,750	53,000	530	92,220	--	--	--
Share-based compensation	165,984	11,001	110	165,874	--	--	--
Repurchases of common stock	(231,898)	--	--	--	--	70,000	(231,898)
Net loss	(553,459)	--	--	--	(553,459)	--	--
Balance at September 30, 2007	24,423,744	8,488,932	84,889	15,546,046	9,877,866	633,493	(1,085,057)
Common stock issued upon exercise of stock options	213,500	122,000	1,220	212,280	--	--	--
Share-based compensation	135,264	11,000	110	135,154	--	--	--
Repurchases of common stock	(175,000)	--	--	--	--	72,917	(175,000)
Net loss	(889,249)	--	--	--	(889,249)	--	--
Balance at September 30, 2008	$23,708,259	8,621,932	$86,219	$15,893,480	$8,988,617	706,410	($1,260,057)

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2008	2007
Operating activities:
Net loss	($889,249)	($553,459)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for obsolete inventory	281,801	613,109
Share-based compensation	135,264	165,984
Deferred income taxes	(99,491)	(226,639)
Depreciation and amortization	64,782	89,955
Recovery of bad debt expense	(20,033)	--
Changes in operating assets and liabilities:
Accounts receivable	495,597	1,933,941
Inventories	(823,303)	763,596
Prepaid expenses and other current assets	292,154	(299,325)
Other assets	(40,721)	(5,606)
Accounts payable	301,684	(236,245)
Accrued expenses and other current liabilities	(113,358)	(387,228)
Net cash (used in) provided by operating activities	(414,873)	1,858,083

Investing activities:
Purchases of property, plant, and equipment	(28,992)	(60,515)
Net cash used in investing activities	(28,992)	(60,515)

Financing activities:
Proceeds from exercise of stock options	38,500	92,750
Purchases of treasury stock	--	(231,898)
Net cash provided by (used in) financing activities	38,500	(139,148)

Net (decrease) increase in cash and cash equivalents	(405,365)	1,658,420

Cash and cash equivalents at beginning of period	20,267,791	18,609,371

Cash and cash equivalents at end of period	$19,862,426	$20,267,791

Supplemental Disclosures of Cash Flow Information:
Cash paid during the fiscal year for:
Interest	--	--
Income Taxes	$11,476	$ 239,079

During the fiscal year ended September 30, 2008, the Company accepted 72,917 shares of common stock valued at fair market value on the date of the transaction from a director as consideration to exercise options to purchase 100,000 shares of common stock as part of a cashless exercise.

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1             OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design, marketing, and distribution of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl, and other synthetic fabrics.  The cases and other products are used primarily by consumers for the protection and transport of portable electronic devices such as medical devices and cellular phones. The Company markets its products as a direct seller to original-equipment-manufacturers (“OEMs”) and as a distributor to retailers and wholesalers.  Sales to OEM customers are made in Europe, the APAC Region (meaning the Asia Pacific Region, encompassing Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam), and  the Americas (meaning the geographic area, encompassing North, Central, and South America). Sales to retailers and distributors are made, in the case of Company branded products, in Europe and, under a non-exclusive license bearing the Motorola trademarks, in the United States, Canada, and Europe.

NOTE 2             ACCOUNTING POLICIES

Accounting Estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly owned subsidiaries (together, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, highly liquid money market accounts, and certificates of deposit with original contractual maturities of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, which cash amounts often exceed FDIC insured limits, and in Europe. Historically, the Company has not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with various customers. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of our customers are generally net thirty (30) days to net sixty (60) days, however, certain customers, particularly the Company’s largest, have extended payment terms up to 90 days. The Company has not historically experienced significant losses in extending credit to customers.  At September 30, 2008 and 2007, the allowance for doubtful accounts was approximately $10,000 and $47,000, respectively.

NOTE 2             ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. Reserved inventory that is disposed of is charged against the allowance. Management’s estimates in determining the adequacy of the allowance are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance, as well as recoveries of reserved inventory, may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2008 and 2007, the allowance for obsolete inventory was approximately $168,000 and $558,000, respectively.

Property, Plant and Equipment

Property, plant and equipment consist of furniture, fixtures and equipment, and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the fiscal years ended September 30, 2008 and 2007, the Company recorded approximately $65,000 and $90,000 of depreciation expense, respectively.

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

Supplier Rebates

Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company has entered into agreements with several of its suppliers that grant the Company a rebate based on its level of purchases made during each fiscal quarter. In lieu of a cash payment from these suppliers the Company generally receives a credit memo. The Company reduces accounts payable to the supplier, inventory, and cost of goods sold each quarter as the Company earns the rebates. For the fiscal years ended September 30, 2008 and 2007, the cumulative amounts of such quarterly rebates were approximately $451,000 and $504,000, respectively. The quarterly rebates are net of amounts allocated to unsold inventories and are reflected in the accompanying consolidated statements of operations as a reduction of cost of goods sold.

NOTE 2             ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

The Company expenses shipping and handling costs as a component of cost of goods sold.

Advertising Expenses

Advertising costs, consisting primarily of samples and product brochures, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of operations and amounted to approximately $60,000 and $80,000 for the years ended September 30, 2008 and 2007, respectively.

Foreign Currency Transactions

The functional currency of the Company and its wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations. The net (loss) gain from foreign currency transactions and translations was approximately ($9,000) and $11,000 for the fiscal years ended September 30, 2008 and 2007, respectively.

Comprehensive Loss

For the fiscal years ended September 30, 2008 and 2007, the Company did not have any components of comprehensive loss other than net loss.

Recent Accounting Pronouncements

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

NOTE 2             ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) also expands disclosures related to business combinations. SFAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply SFAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of SFAS 141(R) related to future acquisitions, if any, on its financial position, results of operations and cash flows.

NOTE 3             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and related accumulated depreciation and amortization are summarized in the table below:

	For the Fiscal Years Ended September 30,
	2008	2007
Furniture, fixtures and equipment	$980,469	$951,478
Leasehold improvements	170,280	170,280
Property, plant and equipment, cost	1,150,749	1,121,758
Less accumulated depreciation and amortization	(1,025,895)	(961,114)
Property, plant and equipment, net	$124,854	$160,644

NOTE 4             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	For the Fiscal Years Ended September 30,
	2008	2007
Accrued compensation	$153,757	$137,457
Accrued expenses	21,053	76,479
Accrued taxes	12,872	--
Accrued royalties and commissions	2,145	89,249
Accrued expenses and other current liabilities	$189,827	$303,185

NOTE 5             DEBT

In March 2008, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc., elected not to renew their credit facility with a U.S. bank that provided for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit.  Accordingly, this credit facility expired March 30, 2008. There were no borrowings or letter of credit obligations outstanding at any time under this facility during the fiscal years ended September 30, 2008 and 2007.

NOTE 5             DEBT (CONTINUED)

In 2003, Forward’s wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.35% and 5.5% as September 30, 2008 and 2007, respectively).  At September 30, 2008, Forward Innovations is contingently liable to the bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $327,000 and $315,000 at currency exchange rates on September 30, 2008 and 2007, respectively) in favor of Forward Innovations’ freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Note 6, “Commitments and Contingencies—Guarantee Obligation”

NOTE 6             COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In May 2008, the Company entered into a non-exclusive license agreement with Motorola, Inc. (“Motorola”) that grants the Company the right to distribute certain Motorola trademarked carry solution accessory products to wholesale and retail customers in the United States, Canada, and Europe through March 31, 2009, subject to renewal by mutual agreement.  The license agreement is effective retroactive to January 1, 2008, following the expiration of a prior license agreement on December 31, 2007.  The grant under the expired license was limited to the EMEA Region and pertained to traditional Motorola branded handsets; the grant under the new license expands the licensed territory (although limited to Europe and not the Middle East or Africa) and covers a broader range of cell phone handsets, including Motorola’s “IDEN®” brand.

In consideration of the grant, the Company agreed to pay to Motorola a royalty based upon a percentage of actual net sales of branded accessory products, subject to payment of minimum royalties (irrespective of actual net sales) in the amount of $650,000 over the initial 15-month term of the agreement. See Note 14 Subsequent Events.

The Company recorded royalty expense of approximately $103,000 (which is attributable to the expired license) for the fiscal year ended September 30, 2008, which represents the minimum royalties accrued in respect of such period. For the fiscal year ended September 30, 2007, the Company recorded royalty expense of $404,000, which represent royalties paid in respect of actual sales and in excess (and in lieu) of the minimum royalties otherwise payable to Motorola in respect of such period. The minimum royalty for the fiscal year ended September 30, 2007, was $336,000. Royalty expense amounts are included in selling expenses in the accompanying consolidated statements of operations.

NOTE 6             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Guarantee Obligation

In July 2002, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. Accordingly, in February 2004 such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (equal to approximately $327,000 and $315,000 at currency exchange rates on September 30, 2008 and 2007, respectively) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. Commencing December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. As of September 30, 2008, the Company has not incurred a liability in connection with this guarantee.

Employment Agreements

The Company has entered into employment agreements with Douglas W. Sabra, its President (chief executive officer), and James O. McKenna, its chief financial officer.

Under his amended and restated employment agreement, Mr. Sabra is employed as the Company’s President (Chief Executive Officer) at an annual salary of $250,000 until December 31, 2009.  The agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). If Forward gives such notice and no cause for termination exists and no change of control (as defined in the agreement) has occurred, subject to certain conditions, Mr. Sabra would be entitled to receive salary at the then prevailing rate for the greater of six months or the balance of the term as severance.  In connection with his succession to the office of President in January 2008, the Compensation Committee of the Company’s Board of Directors determined to grant Mr. Sabra 20,000 shares of restricted stock under the 2007 Plan, with a grant date of January 2, 2008, vesting in equal proportions over three years from the grant date.

Under his amended and restated agreement, if in circumstances that do not constitute a change of control (as this term is defined in his agreement) Mr. Sabra terminates the agreement for good reason, he is entitled to severance of six months at the prevailing salary rate (or that before reduction thereof if that is the basis of good reason), or if his employment is terminated without cause, he is entitled to salary at his prevailing rate for the greater of six months or the balance of the term as severance. Under his amended and restated agreement, if Mr. Sabra’s employment is terminated without cause, or if he terminates his employment for good reason (as defined in the Amended Agreement), in either case within one year of a change of control (as defined), he is entitled to receive severance equal to 12 months of salary and immediate vesting of any unvested options and restricted stock pursuant to applicable equity compensation plans.  He would not be able to terminate for good reason after a change of control as long as he was one of the three most senior and highly compensated executives in the entity that survives after a change of control.

Under his agreement Mr. McKenna is employed as the Company’s Chief Financial Officer at an annual salary of $175,000 per annum until December 31, 2009.  The agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). If Forward gives such notice and no cause for termination exists and no change of control (as defined in the agreement) has occurred, subject to certain conditions, Mr. McKenna would be entitled to receive salary at the then prevailing rate for six months as severance.

NOTE 6             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements (continued)

Mr. McKenna is also entitled to six months of severance for termination without cause in circumstances other than non-renewal and termination for good reason (as defined in the Agreement) in either case in circumstances not involving a change in control (as this term is defined in the agreement).  If Mr. McKenna’s employment is terminated without cause, or if he terminates his employment for good reason, in either case within one year of a change of control, he is entitled to receive severance equal to 12 months of salary and immediate vesting of any unvested options and restricted stock (or other unvested grants) pursuant to Company equity compensation plans.  He would not be entitled to terminate for good reason after a change of control if he is serving as an executive in the financial department of the surviving entity after a change of control.

Under their agreements Mr. Sabra and Mr. McKenna are eligible to earn bonus compensation in each year of the term of their agreements based on achieving applicable financial targets established in the first fiscal quarter during the term by the Compensation Committee.  Both Mr. Sabra and Mr. McKenna are entitled to receive customary benefits including health, life and disability insurance, auto allowances and participation in the Company's 401K retirement plan.  Under their agreements, Mr. Sabra and Mr. McKenna are subject to the terms of restrictive covenants that prohibit them individually from competing against the Company, soliciting its employees, or soliciting its customers, in each case for a period one year after expiration of the term or any renewal thereof.  They are also bound not to disclose material, non-public information pertaining to the Company after expiration of the term.

Other Agreements

    Effective October 1, 2005, the Company entered into an employment agreement with each of Jerome E. Ball and Michael M. Schiffman to secure their services to Forward as its Chief Executive Officer/Chairman of the Board and President/Chief Operating Officer, respectively, during the terms of their respective agreements.  These agreements expired in accordance with their terms on December 31, 2007.

In connection with expiration of his agreement and retirement as Chief Executive Officer, Mr. Ball entered into an agreement under which the Company was paying him a consulting fee of $10,000 per month and a separate fee for serving as Chairman of the Board of approximately $2,100 per month at the time of his death in April 2008.  In addition, under the terms of this agreement, his estate was entitled to payment of a death benefit of one-half the monthly consulting payments remaining if he died during the term.    Accordingly, the Company made a payment of $100,000 to his estate on May 9, 2008.  During the fiscal year ended September 30, 2008 under this agreement, Mr. Ball received an aggregate of $40,000 in consulting fees (separate and apart from the death benefit of $100,000) and approximately $6,250  for services as Chairman of the Board.  These amounts are in addition to salary and other benefits paid to him during such fiscal year under his employment agreement and in addition to director’s fees Mr. Ball received in respect of Board meetings held in February 2008.

Unexercised stock options to purchase 10,000 shares of common stock granted to Mr. Ball  pursuant to the 2007 Equity Incentive Plan in February 2008 were subject to a vesting period of one year.  On May 1, 2008, the Compensation Committee caused such shares to immediately vest in order to permit his estate to exercise the options within one year of the date of his death if the estate elects to do so.

In connection with expiration of his agreement, Mr. Schiffman entered into a severance agreement with the Company under which Mr. Schiffman was granted a severance package consisting of $162,500 (paid in full upon execution of the agreement) and a release by the Company of potential claims. In return, Mr. Schiffman released the Company from potential claims and agreed to certain modifications of the non-competition and non-solicitation covenants contained in the employment agreement.

NOTE 6             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments

The Company rents certain of its facilities under leases expiring at various dates through May 2012. Total rent expense for the years ended September 30, 2008 and 2007, amounted to approximately $313,000 and $280,000, respectively. Minimum future rental commitments under such leases are summarized below:

Fiscal Year Ended September 30,	Amount

2009	$ 319,000
2010	269,000
2011	276,000
2012	105,000
2013	--
Thereafter	--
Total lease commitments	$969,000

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

Stock Repurchase

On September 27, 2002, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s outstanding common stock (approximately 7% of the number of shares then outstanding). On January 21, 2004, the Company’s Board increased the amount of shares authorized for repurchase to 486,200.  Under these authorizations, as of September 30, 2008, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million, including 70,000 shares in fiscal 2007, but none during fiscal 2008, leaving a balance of 313,597 shares (approximately 4% of the shares outstanding at September 30, 2008) under those authorizations.  Separate and apart from these announced repurchase programs, in March 2008, the Company in effect purchased 72,917 outstanding shares of common stock held by the Company’s former Chairman of the Board and principal executive officer, by accepting such shares at their fair market value on such date as consideration for his exercise of options to purchase 100,000 shares of common stock as part of a cashless exercise.   See Note 8.

NOTE 8             STOCK BASED COMPENSATION

In May 2007, shareholders of the Company approved the Forward Industries, Inc. 2007 Equity Incentive Plan (the 2007 Plan), pursuant to which up to 400,000 shares of common stock can be issued to officers, employees, and non-employee directors of the Company in the form of grants of restricted common stock and stock options to such persons. This plan was adopted by the Board of Directors in February 2007.  The price at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock at the date of grant. The Company’s Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and restricted stock grants generally vest in equal proportions over three years.   As of September 30, 2008, 250,000 shares of common stock remain available for grants under the 2007 Plan.

 NOTE 8            STOCK BASED COMPENSATION (CONTINUED)

The Company’s 1996 Stock Incentive Plan (the 1996 Plan) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company were required by its provisions to be equal at least to the fair market value of the common stock at the date of grant. Options expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted pursuant to the 1996 Plan prior to expiration remain outstanding until the earlier of exercise or option expiration.  Under the 1996 Plan 30,000 fully vested stock options remain outstanding and unexercised, all at exercise prices higher than the fair market value of the stock at September 30, 2008.

Stock Option Awards

In February 2008 and August 2007, the Compensation Committee granted stock option awards to purchase 60,000 shares of common stock and 40,000 shares of common stock, respectively, in the aggregate, to the Company’s non-employee directors under the 2007 Plan. These awards are subject to a continued service condition and vest on the anniversary date the awards were granted. Accordingly, the Company recognized approximately $66,000 and $99,000 of compensation cost related to these stock option awards in its consolidated statements of operations for the fiscal years ended September 30, 3008 and 2007, respectively.

The following table summarizes stock option activity under the 2007 Plan and the 1996 Plan during the fiscal years ended September 30, 2008 and 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	248,750	$4.15
Granted	40,000	2.85
Exercised	(53,000)	1.75
Forfeited	--	--
Expired	(3,750)	2.00
Outstanding at September 30, 2007	232,000*	$4.51
Granted	60,000*	2.20
Exercised	(122,000)*	1.75
Forfeited**	--	--
Expired	(60,000)*	8.26
Outstanding at September 30, 2008	110,000	$4.26	8.35	$0

Options vested and exercisable at September 30, 2008	60,000	$5.98	6.66	--

*Of these amounts, 30,000 stock options were outstanding, no options were granted, 122,000 options were exercised, 40,000 options expired pursuant to the 1996 Plan.

**Options to purchase 10,000 shares of common stock granted to a non-employee director who died in April 2008 would under normal terms of the grant have lapsed upon death.  The Compensation Committee determined to waive that forfeiture provision for a period of one year from the date of death.

NOTE 8             STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The table below provides additional information regarding stock option awards that were outstanding and exercisable at September 30, 2008.

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding at September 30, 2008	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$2.20 to $2.85	30,000	6.08	$2.63
$6.02	20,000	7.59	$6.02
$15.91	10,000	6.56	$15.91
	60,000

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Fiscal Years Ended September 30,
	2008	2007
Expected term (in years)	5.0	5.0
Risk-free interest rate	3.78%	5.24%
Expected volatility	80.2%	86.1%
Expected dividend yield	0%	0%

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

Restricted Stock Awards

Under the 2007 Plan during the fiscal years ended September 30, 2008 and 2007, the Compensation Committee approved and granted 36,500 and 33,000 restricted stock awards, respectively, or 69,500 shares of restricted stock, in the aggregate, to certain key employees, one of whom also serves as a director.  Vesting of the restricted stock is generally subject to a continued service condition with one-third of the awards vesting each year on the anniversary date the awards were granted typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the market value of the Company’s common stock on the grant date. During the fiscal years ended September 30, 2008 and 2007, the Company recognized approximately $70,000 and $67,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards.

NOTE 8             STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards (continued)

The following table summarizes restricted stock activity under the 2007 Plan during the fiscal years ended September 30, 2008 and 2007.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2006	--	--
Changes during the period:
Shares granted	33,000	$3.49
Shares vested	(11,001)	$3.49
Shares forfeited	--	--
Non-vested balance at September 30, 2007	21,999	$3.49
Changes during the period:
Shares granted	36,500	$2.37
Shares vested	(11,001)	$3.49
Shares forfeited	--	--
Non-vested balance at September 30, 2008	47,498	$2.65

As of September 30, 2008, there was approximately $66,000 of total unrecognized compensation cost related to 47,498 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Equity Incentive Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) period.

Warrants

As of September 30, 2008, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of September 30, 2008, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 9             INCOME TAXES

For the fiscal years ended September 30, 2008 and 2007, the Company recorded a benefit from income taxes of approximately $156,000 and $249,000, respectively.  The Company’s income tax benefit consists of the following United States and foreign components:

	For the Fiscal Years Ended September 30,
	2008	2007
U.S. Federal and State
Current	$ --	$ --
Deferred	(110,167)	(229,843)

Foreign:
Current	--	--
Deferred	(45,453)	(19,537)
Income tax benefit	($155,620)	($249,380)

NOTE 9             INCOME TAXES (CONTINUED)

The deferred tax benefit is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	As of September 30,
	2008	2007
Deferred tax assets:
Net operating losses	$351,565	$146,737
Excess tax over book basis in inventory	101,759	202,950
Share-based compensation	20,618	45,577
Allowance for doubtful accounts	--	7,156
	473,942	402,420
Deferred tax liabilities:
Prepaid insurance	(52,310)	(77,102)
Depreciation	(12,502)	(15,679)
	(64,812)	(92,781)
Net deferred tax assets	$409,130	$309,639

The Company believes that it is more likely than not that the deferred tax assets will be realized through future taxable income. Accordingly, the Company has not recorded a valuation allowance against its deferred tax assets as of September 30, 2008. The Company had cumulative net operating losses of approximately $795,000 and $882,000 for United States and foreign income tax purposes, respectively, as of September 30, 2008.

The significant elements contributing to the difference between the federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Fiscal Years Ended September 30,
	2008	2007
Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal benefit	1.8%	1.8%
Non-deductible items	(1.1%)	(1.1%)
Foreign tax rate differential	(21.5%)	(7.9%)
Other	1.8%	4.3%
Effective tax rate	15.0%	31.1%

Effective June 2001, undistributed earnings of the Company’s Swiss subsidiary are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At September 30, 2008 and 2007, the Company’s Swiss subsidiary had approximately $4,303,000 and $4,774,000 of accumulated undistributed earnings, respectively.

NOTE 10           LOSS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Loss per share data for the fiscal years ended September 30, 2008 and 2007, excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

NOTE 10           LOSS PER SHARE (CONTINUED)

In accordance with the contingently issuable shares provision of SFAS 128, 47,498 and 21,999 shares of service-based common stock awards (“restricted stock”) were excluded from the calculation of diluted loss per share for the fiscal year ended September 30, 2008 and 2007, respectively.

NOTE 11           401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. In accordance with the Safe Harbor provisions, the Company has elected to match 100% on the first 4% of eligible contributions by its employees. The Company's matching contributions were approximately $48,000 and $75,000 for the years ended September 30, 2008 and 2007, respectively, and are reflected in the accompanying consolidated statements of operations.  The Company's contributions vest immediately.

NOTE 12           LEGAL PROCEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2008, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 13           OPERATING SEGMENT INFORMATION

The Company operates in a single segment: the supply of carrying solutions for portable electronic devices. This carrying-solution segment includes the design, marketing, and distribution of products to its customers that include manufacturers of consumer hand held wireless telecommunications and medical monitoring devices. The Company’s carrying solution segment operates in geographic regions that include primarily the APAC, the Americas, and Europe. Geographic regions are defined based primarily on the location of the customer.

Revenues from External Customers

The following table presents net sales related to these geographic segments.

	(dollars in thousands)
	Year Ended September 30,
	2008	2007
APAC	$10,026	$10,945
Americas	6,080	6,690
Europe*	3,868	4,516
Total net sales	$19,974	$22,151

*In the fiscal year ended September 30, 2007, net sales in Europe also included EMEA sales, Europe, Middle East, and Africa.

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting entirely of property, plant and equipment, by geographic region are as follows:

	(dollars in thousands)
	Year Ended September 30,
	2008	2007
APAC	$25	$39
Americas	94	110
Europe	6	12
Total long-lived assets (net)	$125	$161

NOTE 13           OPERATING SEGMENT INFORMATION (CONTINUED)

Supplier Concentration

The Company procures all of its supply of carrying solutions products from independent suppliers, each of which is a Chinese business entity located in China.  Depending on the product, the Company may require several different suppliers to furnish component parts or pieces.  The Company purchased approximately 95% and 69% of its products from seven such suppliers in the fiscal years ended September 30, 2008 and 2007, respectively. One supplier accounted for approximately 43% and 20% of the Company’s product purchases in the fiscal years ended September 30, 2008 and 2007, respectively.

Major Customers

The following customers or their affiliates accounted for more than ten percent of the Company’s net sales, by geographic region:

	Fiscal Year Ended September 30, 2008
	Americas	EMEA	APAC	Total Company
Lifescan, Inc	5%	2%	88%	46%
Abbott Laboratories	40%	35%	2%	20%
Roche Diagnostics	--	47%	--	9%
Intermec Corporation	12%	--	5%	6%

	Fiscal Year Ended September 30, 2007
	Americas	EMEA	APAC	Total Company
Lifescan, Inc	--%	--%	64%	32%
Motorola Inc. *	29%	19%	30%	27%
Abbott Laboratories	27%	22%	1%	13%

* Motorola percentages do not include the sale of licensed Motorola products made by the Company to third parties under its license agreement with Motorola.  Other than the customers presented in the table above, no other single customer comprised more than 10% of the Company’s net sales.

Two customers accounted for approximately 74% and 75% of the Company’s accounts receivable at September 30, 2008 and September 30, 2007, respectively.

NOTE 14           SUBSEQUENT EVENTS

As of September 30, 3008, the Company and Motorola were in negotiations to amend the license agreement with respect to royalty provisions. In December 2008 the Company and Motorola reached an agreement under which Motorola waives payment of all minimum royalties due under the license and reduces the royalty rate in respect of the term that expires March 31, 2009.  Both parties expect to memorialize this agreement by amending the license agreement in the very near term. Minimum royalties under the license amounted to $650,000, of which the Company had accrued approximately $271,000 as of September 30, 2008. However, as a result of the agreement reached in December 2008, the Company reduced this payable to zero with a corresponding adjustment to its selling expenses on its statement of operations for fiscal year ended September 30, 2008.

NOTE 14           SUBSEQUENT EVENTS (CONTINUED)

As of September 30, 2008, the Company and Motorola were also in negotiations regarding the Company’s claim that Motorola was obligated to the Company for certain inventory that the Company manufactured to order and in some cases stored at Motorola’s hubs. As of September 30, 2008, the Company had fully reserved for this inventory and disposed of it with Motorola’s consent.  In December 2008 the Company and Motorola reached a settlement of these issues under which Motorola has agreed to pay us $250,000 in respect of the inventory.  Both parties expect to memorialize and perform this agreement in the very near term.   Accordingly, the Company has recorded a receivable for the settlement amount on its balance sheet as of September 30, 2008, a reduction to its obsolete inventory expense in its consolidated statements of operations as of September 30, 2008, and corresponding adjustments in its Statement of Cash Flows for the fiscal year ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  December 15, 2008

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Douglas W. Sabra
Douglas W. Sabra
President and Acting Chairman
(Principal Executive Officer)

By: /s/James O. McKenna
James O. McKenna
Vice President, Chief Financial Officer and
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
December 15, 2008	/s/Douglas W. Sabra
Douglas W. Sabra
Chief Executive Officer and
Acting Chairman of the Board
(Principal Executive Officer)
December 15, 2008	/s/James O. McKenna
James O. McKenna
Chief Financial Officer and Vice President
(Principal Financial Officer and
Principal Accounting Officer)
December 15, 2008	/s/John Chiste
John Chiste
Director
December 15, 2008	/s/Bruce Galloway
Bruce Galloway
Director
December 15, 2008	/s/Fred Hamilton
Fred Hamilton
Director
December 15, 2008	/s/Louis Lipschitz
Louis Lipschitz
Director
December 15, 2008	/s/Michael Schiffman
Michael Schiffman
Director

Exhibit Index

3.	ARTICLES OF INCORPORATION AND BY-LAWS

	3(i).1	Certificate of Incorporation of the Company as amended (incorporated by reference to Exhibit 2(a) to the Form 10-SB)
3(i).2

Certificate of Amendment of Certificate of Incorporation filed by the New York Department of State on August 22, 1997 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1997)

	3(ii).1	By-Laws (incorporated by reference to Exhibit 2(b) to the Form 10-SB) (now superseded by the Amended and Restated By-Laws)
3(ii).2

Amendment to By-Laws (Article I, Section 2) (incorporated by reference to Exhibit 3(c) to the Company's Registration Statement on Form SB-2 filed November 13, 1995 (Reg. No. 33-99338) (the "1995 SB-2 Registration Statement") (now superseded by the Amended and Restated By-Laws)

	3(ii).3	Amended and Restated By-Laws of Forward Industries, Inc., as of February 13, 2008

10.	MATERIAL CONTRACTS

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

10.4

 Employment Agreement effective as of October 1, 2005 between the Company and Jerome E. Ball (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2005).

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

10.9

Amendment to Employment Agreement, dated as of January 1, 2008, between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Company as filed on February 13, 2008)

10.10

Severance and Release Agreement, dated as of December 31, 2007, between the Company and Michael M. Schiffman (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Company as filed on February 13, 2008).

	10.11	License Agreement, dated as of May 22, 2008, between Motorola, Inc. and Forward Industries, Inc.
	10.12	Amended and Restated Employment Agreement, dated as of August 12, 2008, between the Company and Douglas W. Sabra
	10.13	Employment Agreement, dated as of August 12, 2008, between the Company and James O. McKenna
21.	SUBSIDIARIES OF THE REGISTRANT

	21.1	List of Subsidiaries of Forward Industries, Inc.
23.	CONSENT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

	23.1	Consent of Kaufman, Rossin & Co., P.A. relating to 1996 Stock Incentive Plan
31.	CERTIFICATIONS PURSUANT TO RULE 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1	Certification of Douglas W. Sabra
	31.2	Certification of James O. McKenna
32.	CERTIFICATIONS PURSUANT TO RULE 13a-14(b) (Section 906 of Sarbanes-Oxley)

	32.1	Certifications of Douglas W. Sabra and James O. McKenna