Form 10-Q
period 2008-12-31
FORWARD INDUSTRIES INC
filed 2009-02-10
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2008.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date February 9, 2009, was 7,923,189 shares.

Forward Industries, Inc.

INDEX

PART I.		FINANCIAL INFORMATION	Page No.

	Item 1.	Financial Statements
		- Consolidated Balance Sheets as of December 31, 2008 (unaudited) and September 30, 2008.................................................
			4
		- Consolidated Statements of Operations (unaudited) for the Three Months Ended December 31, 2008 and 2007..............
			5
		- Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended December 31, 2008 and 2007.............
			6
		- Notes to Consolidated Financial Statements (unaudited)............................................................................................................	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................................	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.......................................................................................................	21
	Item 4.	Controls and Procedures........................................................................................................................................................................	21

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings...................................................................................................................................................................................	22

	Item 1A.	Risk Factors.............................................................................................................................................................................................	22

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds........................................................................................................	22

	Item 3	Defaults Upon Senior Securities...........................................................................................................................................................	22

	Item 4.	Submission of Matters to a Vote of Security Holders.......................................................................................................................	22

	Item 5.	Other Information....................................................................................................................................................................................	22

	Item 6.	Exhibits......................................................................................................................................................................................................	23

		Signatures................................................................................................................................................................................................	24

		Certifications...........................................................................................................................................................................................	25

Note Regarding Use of Certain Terms

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the following terms have the meanings assigned to them as set forth below:

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
“Forward HK” refers to Forward Industries’ wholly owned subsidiary Forward Industries HK, Ltd., a Hong Kong corporation;
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
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“2009 Quarter” refers to the three months ended December 31, 2008;

“2008 Quarter” refers to the three months ended December 31, 2007;

“Fiscal 2009” refers to our fiscal year ending September 30, 2009;

“Fiscal 2008” refers to our fiscal year ended September 30, 2008;
“Europe” refers to the countries included in the European Union and also, in the context of the Motorola License territory, the following countries:  Norway, Switzerland, Croatia, Russia, Ukraine, Albania, Belarus, Bosnia-Herzegovina,, Macedonia, and Uzbekistan;
“APAC Region” refers to the Asia Pacific Region, consisting of Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam;

“Americas” refers to the geographic area encompassing North, Central, and South America

“OEM” refers to Original Equipment Manufacturer of certain consumer electronic products that are our customers

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents...........................................................................................	$18,403,988	$19,862,426
Accounts receivable, net ..............................................................................................	4,906,185	3,659,553
Inventories, net...............................................................................................................	1,695,969	1,363,862
Prepaid expenses and other current assets................................................................	638,751	586,632
Deferred tax asset...........................................................................................................	107,921	49,449
Total current assets..........................................................................................	25,752,814	25,521,922

Property, plant, and equipment, net.................................................................................	230,044	124,854
Deferred tax asset...............................................................................................................	406,600	359,681
Other assets.........................................................................................................................	95,323	98,259
Total Assets........................................................................................................................	$26,484,781	$26,104,716

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$2,673,512	$2,206,630
Accrued expenses and other current liabilities...........................................................	260,774	189,827
Total current liabilities....................................................................................	2,934,286	2,396,457

Commitments and contingencies....................................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued.................................................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,621,932 shares issued (including 706,410 held in treasury).......................	86,219	86,219
Capital in excess of par value....................................................................................	15,940,143	15,893,480
Treasury stock, 706,410 shares at cost ...................................................................	(1,260,057)	(1,260,057)
Retained earnings.......................................................................................................	8,784,190	8,988,617
Total shareholders' equity...............................................................................................	23,550,495	23,708,259
Total liabilities and shareholders’ equity......................................................................	$26,484,781	$26,104,716

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
	Three Months Ended December 31,
	2008	2007
Net sales..........................................................................................	$5,306,642	$4,953,090
Cost of goods sold..........................................................................................................	4,362,639	3,835,270
Gross profit.....................................................................................................................	944,003	1,117,820

Operating expenses:
Selling.......................................................................................................................	676,088	779,705
General and administrative....................................................................................	666,034	934,924
Total operating expenses..............................................................................	1,342,122	1,714,629

Loss from operations....................................................................................................	(398,119)	(596,809)

Other income:
Interest income........................................................................................................	118,945	239,619
Other (expense) income, net..................................................................................	(30,641)	13,497
Total other income.........................................................................................	88,304	253,116

Loss before benefit from income taxes......................................................................	(309,815)	(343,693)
Benefit from income taxes...........................................................................................	(105,391)	(56,629)
Net loss ...........................................................................................................................	($204,424)	$ (287,064)

Net loss per common and common equivalent share
Basic.................................................................................................................	($0.03)	($0.04)
Diluted..............................................................................................................	($0.03)	($0.04)

Weighted average number of common and common equivalent shares outstanding
Basic.................................................................................................................	7,915,522	7,855,439
Diluted..............................................................................................................	7,915,522	7,855,439

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended December 31,
	2008	2007
Operating activities:
Net loss..............................................................................................................................	($204,424)	($287,064)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes................................................................................................	(105,391)	178
Provision for obsolete inventory.............................................................................	86,794	129,524
Share-based compensation.......................................................................................	46,660	14,396
Depreciation and amortization.................................................................................	19,767	16,580
Provision for bad debt expense...............................................................................	--	(20,033)
Changes in operating assets and liabilities:
Accounts receivable..................................................................................................	(1,246,632)	229,826
Inventories..................................................................................................................	(418,901)	(412,564)
Prepaid expenses and other current assets............................................................	(52,119)	2,182
Other assets................................................................................................................	2,936	(19,871)
Accounts payable......................................................................................................	466,882	1,271,992
Accrued expenses and other current liabilities......................................................	70,947	124,079
Net cash (used in) provided by operating activities	(1,333,481)	1,049,225

Investing activities:
Purchases of property, plant, and equipment................................................................	(124,957)	(18,892)
Net cash used in investing activities	(124,957)	(18,892)

Financing activities:
Net cash provided by (used in) financing activities....................................................	--	--

Net (decrease) increase in cash and cash equivalents....................................................	(1,458,438)	1,030,333

Cash and cash equivalents at beginning of period...........................................................	19,862,426	20,267,791

Cash and cash equivalents at end of period.......................................................................	$18,403,988	$21,298,124

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design, marketing, and distribution of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl, and other synthetic fabrics.  The cases and other products are used primarily by consumers for the protection and transport of portable electronic devices such as medical devices and cellular phones. The Company markets its products as a direct seller to original-equipment-manufacturers (“OEMs”) and as a distributor to retailers and wholesalers.  Sales to OEM customers are made in Europe, the APAC Region, and the Americas. Sales to retailers and distributors are made in the United States, Canada, and Europe.

In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the full fiscal year ending September 30, 2009. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended September 30, 2008, and with the disclosures and risk factors presented herein and therein, respectively.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Supplier Rebates

Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company entered into agreements with several of its suppliers that granted the Company a rebate based on its level of purchases made during fiscal quarters prior to October 1, 2008. In lieu of a cash payment from these suppliers the Company received a credit memo. The Company reduced accounts payable to the supplier, inventory, and cost of goods sold each quarter as the Company earned the rebates.  For the three-month period ended December 31, 2007, the cumulative amount of such quarterly rebate was approximately $102,000. The quarterly rebate is net of amounts allocated to unsold inventories and are reflected in the accompanying consolidated statement of operations as a reduction of cost of goods sold for the three-month period ended December 31, 2007. No such rebates were agreed to or recorded for the three-month period ended December 31, 2008.

Foreign Currency Transactions

The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations. The net (losses) gains from foreign currency transactions were approximately ($31,000) and $10,000 for the three-month periods ended December 31, 2008 and 2007, respectively.

Comprehensive (Loss) Income

 For the three month periods ended December 31, 2008 and 2007, the Company did not have any components of comprehensive (loss) income other than net (loss) income.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, non-controlling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be reflected in income tax expense. SFAS 141(R) also expands disclosures related to business combinations. SFAS 141(R) must be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply SFAS 141(R) income tax requirements immediately upon adoption.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 3     INVENTORIES

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, slow-moving, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. Reserved inventory that is disposed of is charged against the allowance. Management’s estimates in determining the adequacy of the allowance are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance, as well as recoveries of reserved inventory, may change from time to time based on management’s assessments, and such changes could be material. At December 31, 2008 and September 30, 2008, the allowances for obsolete inventory were approximately $228,000 and $168,000, respectively.

NOTE 4     DEBT

In March 2008, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc., elected not to renew their credit facility with a U.S. bank that provided for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit.  Accordingly, this credit facility expired March 30, 2008. There were no borrowings or letter of credit obligations outstanding under this facility during either of the three month periods ended December 31, 2008 and December 31, 2007.

In 2003, Forward’s wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the Swiss bank (5.35% as December 31, 2008).  At December 31, 2008, Forward Innovations is contingently liable to the Swiss bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $315,000 as at December 31, 2008) in favor of Forward Innovations’ freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Note 10.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Stock Repurchase

On September 27, 2002, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s outstanding common stock (approximately 7% of the number of shares then outstanding). On January 21, 2004, the Company’s Board increased the amount of shares authorized for repurchase to 486,200.  Under these authorizations, as of December 31, 2008, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million, but none during the 2009 Quarter, leaving a balance of 313,597 shares (approximately 4% of the shares outstanding at December 31, 2008) under those authorizations.  Separately, on March 5, 2008, the Company accepted 72,917 outstanding shares of common stock from the Company’s former Chairman of the Board and principal executive officer as consideration for his exercise of options to purchase 100,000 shares of common stock as part of a cashless exercise.   See Note 9.

NOTE 6     OPERATING SEGMENT INFORMATION

The Company operates in a single segment: the supply of carrying solutions for portable electronic devices. This carrying-solution segment includes the design, marketing, and distribution of products to its customers that include manufacturers of consumer hand held wireless telecommunications and medical monitoring devices. The Company’s carrying solution segment operates in geographic regions that include primarily the APAC, Americas, and Europe. Geographic regions are defined based primarily on the location of the customer.  The following table presents net sales related to these geographic segments:

	(all amounts in thousands of dollars)
	Three Months Ended December 31,
	2008	2007
Americas...............................................................................	$2,064	$1,524
APAC.............................................................................................................	1,695	2,295
Europe ...........................................................................................................	1,548	1,134
Total net sales..............................................................................................	$5,307	$4,953

NOTE 7     INCOME TAXES

The Company’s income tax benefit consists of the following United States and foreign components.

	Three Months Ended December 31,
	2008	2007
U.S. Federal and State:
Current........................................................................................................	$ --	$ --
Deferred......................................................................................................	(97,356)	(50,229)

Foreign:
Current........................................................................................................	--	--
Deferred......................................................................................................	(8,035)	(6,400)
Income tax benefit........................................................................................	($105,391)	($56,629)

The Company’s effective tax rate does not approximate the statutory United States federal income tax rate primarily due to tax rate differentials in respect of United States state and foreign taxes.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Effective June 2001, undistributed earnings of the Company’s Swiss subsidiary are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At December 31, 2008, the Company’s Swiss subsidiary had approximately $4,220,000 of accumulated undistributed earnings.

NOTE 8     LOSS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. For this purpose, the average quoted market prices on the NASDAQ SmallCap Market for the Company's common stock for the three-month periods ended December 31, 2008 and 2007, were $2.36 and $2.66, respectively. Loss per share data for the three month periods ended December 31, 2008 and 2007, excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

In accordance with the contingently issuable shares provision of SFAS 128, 100,331 and 21,999 shares of service-based common stock awards (“restricted stock”) were excluded from the calculation of diluted loss per share for the three month periods ended December 31, 2008 and 2007, respectively.

NOTE 9     STOCK BASED COMPENSATION

In May 2007, shareholders of the Company approved the 2007 Equity Incentive Plan (the 2007 Plan), which authorized the issuance of up to 400,000 shares of common stock to officers, employees, and non-employee directors of the Company upon the grant of restricted common stock and the exercise of stock options awarded to such persons. This plan was adopted by the Board of Directors in February 2007.  The price at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock at the date of grant. The Company’s Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and restricted stock grants generally vest in equal proportions over three years.   As of December 31, 2008, 190,000 shares of common stock remain available for grants of awards of restricted stock and options to purchase common stock under the 2007 Plan.

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

Stock Option Awards

Under the 1996 Plan 30,000 fully vested stock options remain outstanding and unexercised, all at exercise prices higher than the fair market value of the stock at December 31, 2008.

Under the 2007 Plan, the Compensation Committee has granted stock option awards to purchase 100,000 shares of common stock, in the aggregate, to the Company’s non-employee directors, of which awards covering 20,000 shares of common stock expired unexercised, with such shares reverting to the 2007 Plan.  No option awards were granted during the 2009 Quarter. These awards are subject to a continued service condition and vest on the anniversary date the awards were granted. During the three month-period ended December 31, 2008, the Company recognized approximately $23,000 of compensation cost related to these stock option awards in its consolidated statements of operations. No such costs were recognized during the three month period ended December 31, 2007.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes stock option activity under the 2007 Plan and the 1996 Plan from September 30, 2008 through December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	110,000	$4.26	8.35	$0
Granted..............................................	--
Exercised............................................	--
Forfeited............................................	--
Expired...............................................	--
Outstanding at December 31, 2008	110,000	$4.26	8.10	$0

Options vested and exercisable at December 31, 2008.........................	60,000	$5.98	6.41	--

Restricted Stock Awards

Under the 2007 Plan as of December 31, 2008, the Compensation Committee had approved and granted awards of 130,000 shares of restricted stock, in the aggregate, to certain key employees, one of whom also serves as a director, pursuant to the 2007 Plan.  Vesting of the restricted stock is generally subject to a continued service condition with one-third of the awards vesting each year on the anniversary date the awards were granted typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the market value of the Company’s common stock on the grant date. During the three month periods ended December 31, 2008 and 2007, the Company recognized approximately $24,000 and $14,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards vesting under the 2007 Plan.

The following table summarizes restricted stock activity under the 2007 Plan from September 30, 2008, through December 31, 2008.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2008........................................	47,498	$2.65
Changes during the period:
Shares granted................................................................................	60,500	$2.07
Shares vested..................................................................................	--	--
Shares forfeited...............................................................................	--	--
Non-vested balance at December 31, 2008.........................................	107,998	$2.33

As of December 31, 2008, there was approximately $167,000 of total unrecognized compensation cost related to 107,998 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Equity Incentive Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     STOCK BASED COMPENSATION (CONTINUED)

Warrants

As of December 31, 2008, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. These warrants are scheduled to expire 90 days after a registration statement is declared effective by the Securities and Exchange Commission. As of December 31, 2008, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 10   COMMITMENTS AND CONTINGENCIES

Royalty Commitments

On May 22, 2008, the Company entered into a non-exclusive license agreement with Motorola, Inc. (“Motorola”) that grants the Company the right to distribute certain Motorola trademarked carry solution accessory products to wholesale and retail customers in the United States, Canada, and Europe through March 31, 2009, subject to renewal by mutual agreement.  The license agreement was made effective retroactive to January 1, 2008, the date subsequent to expiration of a prior license agreement on December 31, 2007.  In consideration of the grant, the Company agreed to pay to Motorola a royalty based upon a percentage of actual net sales of branded accessory products, subject to payment of minimum royalties (irrespective of actual net sales) in the amount of $650,000 over the 15-month term of the agreement.

On December 22, 2008, the Company and Motorola entered into a retroactive Amendment to the License Agreement pursuant to which the (i) royalty was reduced from 15% of Net Sales to 7% of Net Sales; and (ii) Minimum Royalty in respect of the three calendar quarters from September 2008 through March 31, 2009 was reduced to zero. All other terms of the license continue unchanged and in full force and effect.

Accordingly, for the three months ended December 31, 2008, the Company did not record any royalty expense. For the three months ended December 31, 2007, the Company recorded $89,000 (representing the minimum royalty for the period) of royalty expense under the prior license. This amount is included in selling expenses in the accompanying consolidated statements of operations.

On December 31, 2008, in accordance with the Term and Termination and Notice provisions of its License Agreement with Motorola, the Company provided Motorola written notice of its intention not to renew the current terms and conditions of the License Agreement upon expiration of the initial term on March 31, 2009.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bank Guarantee

In July 2002, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (equal to approximately $315,000 as of December 31, 2008) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the Swiss bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. Commencing December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. As of December 31, 2008, the Company has not incurred a liability in connection with this guarantee.

NOTE 11   LEGAL PROCEDINGS

            From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of December 31, 2008, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2008 (the “2009 Quarter”), with those for the three months ended December 31, 2007 (the “2008 Quarter”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are not based on historical fact. Such forward looking statements, can be identified by the use of forward-looking terminology such as “may”, “might”, “will”, “should”, “likely”, “possible”, “seek”, “expect”, “anticipate”, estimate”, “plan”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be borne out will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  These forward-looking statements involve assessments of known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others: the duration and severity of the current economic conditions and their impact on consumer demand and spending, demand for our products, and uncertainties in the financial markets; a significant change of the Company’s relationship with its customers (including changes affecting their businesses) in channels where concentration of sales to a certain number of customers exists; our ability to control operating expenses during periods of declining sales and or gross margins; the impact on our business of an acquisition or the failure to make an acquisition; whether our important OEM customers continue to include carry solutions “in box” with their electronic products; our success in winning new business from existing and new customers and against competing vendors; the loss of a key salesman who has significant influence on our relationships with certain OEM customer makers of diabetic test kits; levels of demand and pricing generally for electronic devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; the adverse impact of pricing factors on gross margins; obsolescence of inventory, including the impact on inventory allowance arising out of hub agreements we have entered into; developments in the treatment or control of diabetes that may reduce the usage of handheld blood glucose monitors; increased competition in our business; changes in, governmental regulations; and other factors set forth under the caption “risk factors” included elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2008.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  Forward looking statements speak only as of the date made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q

BUSINESS OVERVIEW

                We design, market, and distribute custom-designed, soft-sided carrying cases and other carry solutions for consumer electronic products primarily to original equipment manufacturers (OEMs) of blood glucose monitoring kits for diabetic patients.  Our OEM distribution channel is relatively concentrated by product line and customer.  During the past three years, cell phone revenue in the OEM and aftermarket channel (sales to distributors and retailers), which historically was our largest revenue source by product line and was dependent on one or two major OEM customers,, has declined very significantly, such that we no longer present such revenues separately but include them as part of “other products”.

Forward Industries, Inc.

                Trends and Economic Environment:  We believe that deteriorating economic conditions and heightened uncertainty in financial markets have adversely impacted discretionary consumer spending, including spending on the types of electronic devices for which consumers might typically purchase our products.  We expect the challenging business environment to continue in the foreseeable future.  The deterioration in general economic conditions worldwide has increased the challenges in the carry solution market, which for us has been characterized by declining gross profit and gross profit percentage for the past several years.  We have attempted to limit increases in operating expenses except where we think increases are critical to potential future growth.

                Variability of Revenues and Results of Operations.  Because our sales revenues are highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management’s discussion and analysis of financial condition and results of operations is based upon or derived from our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. We base these judgments and estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these judgments form the basis for our estimates concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. We discuss the material policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”.  There have been no material changes in critical accounting policies and estimates since September 30, 2008, except as may be noted below.

The notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2008, and the notes to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to our overall financial performance, operations and financial position.

Accounts Receivable

At December 31, 2008, and September 30, 2008, our allowance for doubtful accounts was approximately $10 thousand, respectively.

Inventory Valuation

Inventory allowances were approximately $0.2 million at December 31, 2008, and September 30, 2008, respectively and primarily relates to product held for sale in the aftermarket under our license with Motorola.  See Notes 3 and 10 to the Financial Statements. Changes to this account are reflected in the cost of goods sold line of our consolidated statements of operations.

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

Deferred Income Taxes

We had approximately $0.5 million and $0.4 million of deferred tax assets at December 31, 2008, and September 30, 2008, respectively. The increase in deferred tax assets results primarily from temporary differenced between book and tax income and net loss incurred in respect of the 2009 Quarter.  No valuation allowances were recorded in respect of these deferred tax assets as of such dates.

RESULTS OF OPERATIONS FOR THE 2009 QUARTER COMPARED TO THE 2008 QUARTER

Net loss

We incurred a net loss of $0.2 million in the 2009 Quarter compared to $0.3 million in the 2008 Quarter. The $0.1 million improvement is a result of lower operating expenses and an increase in tax benefit in the 2009 Quarter compared to the 2008 Quarter, offset in part by declines in gross profit and “other income”, as shown in the table below:

	(millions of dollars)
	2009 Quarter	2008 Quarter	Increase (Decrease)
Net Sales.............................................................................	$5.3	$5.0	$0.3

Gross Profit........................................................................	0.9	1.1	(0.2)
Selling, General and Administrative Expenses.............	(1.3)	(1.7)	0.4
Other Income.....................................................................	0.1	0.3	(0.2)
Benefit from Income Taxes..............................................	0.1	0.1	--
Net Loss*...........................................................................	($0.2)	($0.3)	$0.1

* Table may not total due to rounding.

Basic and diluted loss per share data was ($0.03) for the 2009 Quarter, compared to ($0.04) for the 2008 Quarter. The reduction in loss per share in the 2009 Quarter was due to the decrease in net loss.

Net Sales

Net sales increased $0.4 million, or 7%, to $5.3 million in the 2009 Quarter from $5.0 million in the 2008 Quarter, due to an increase in sales of diabetic products of $0.6 million, or 16%. This increase was offset, in part, by a decline in sales of other products of $0.2 million, substantially all of which decline was in cell phone revenues.  Cell phone revenues, including OEM and aftermarket sales, are now included in sales of “other products”. The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2009 Quarter 3 Months ended December 31, 2008 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$1.5	$1.1	$1.5	$4.1
Other Products.......................................	0.2	1.0	--	1.2
Total*	$1.7	$2.1	$1.5	$5.3

Net Sales for 2008 Quarter 3 Months ended December 31, 2007 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$1.9	$0.7	$0.9	$3.5
Other Products.......................................	0.4	0.8	0.2	1.4
Total*	$2.3	$1.5	$1.1	$5.0

* Tables may not total due to rounding.

Diabetic Product Sales

We design to the order of and sell directly to our OEM customers carrying cases used by diabetics to carry their personal electronic, blood glucose monitoring kits. In the 2009 Quarter, OEM customers for these carrying cases included Abbott Labs, Bayer, Lifescan and Roche Diagnostics (including their subsidiaries, affiliates and contract manufacturers) as well as other customers. Our carrying cases are packaged as an accessory "in-box" with the monitoring kits that are sold by our OEM customers.

Sales of cases and related accessories for blood glucose monitoring kits increased $0.6 million, or 16%, to $4.1 million in the 2009 Quarter, from $3.5 million in the 2008 Quarter.  These results were driven by higher sales to two of our largest customers, which increased by $1.1 million and $0.1 million, respectively, in the 2009 Quarter compared to the 2008 Quarter.  The increases in sales were primarily attributable to several new in-box programs as well as higher volumes of existing in box programs.  These increases were offset, in part, by declines in sales to Lifescan, our largest customer, and one other customer, of $0.5 million and $0.2 million, respectively, in the 2009 Quarter from the 2008 Quarter. We believe the decline in sales for Lifescan was due to the widespread economic weakness and customer deferrals of purchases of new blood glucose monitors.

Sales of carrying cases for blood glucose monitoring kits represented 77% of our total net sales in the 2009 Quarter compared to 71% of our total net sales in the 2008 Quarter due primarily to the continuing significant decline in cell phone product sales.

Other Product Sales

We design and sell a number of other carrying solutions for items such as cell phones, cameras, portable oxygen tanks, bar code scanners, MP3 players, and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the individual needs of our smaller OEM customers.   In general, sales of “other products” to order are made to numerous customers and typically vary from period to period without necessarily reflecting a significant trend in our business in this product line.

Sales of other products declined $0.2 million to $1.2 million in the 2009 Quarter from $1.4 million in the 2008 Quarter. This decline was the result of lower sales of cell phone carry solutions in the 2009 Quarter, which decreased $0.2 million from the 2008 Quarter. Sales to one customer in this product line increased $0.1 million in the 2009 Quarter compared to the 2008 Quarter, but were offset by declines in sales to other smaller customers for these products.

Forward Industries, Inc.

Sales of other products represented 23% of our net sales in the 2009 Quarter compared to 29% of net sales in the 2008 Quarter (which for that period, as we then broke out sales for our cell phone product line, represents the sum of “other product” and “cell phone” sales).

Gross Profit

Gross profit decreased $0.2 million, or 16%, to $0.9 million in the 2009 Quarter from $1.1 million in the 2008 Quarter primarily due to higher costs incurred in connection with the relocation of our Hong Kong facility and staffing changes there that increased Hong Kong personnel expense. Higher compliance, warehouse, rent, and travel costs in the 2009 Quarter also contributed to the higher level of Hong Kong costs.

Gross profit as a percentage of net sales was 18% in the 2009 Quarter compared to 23% in the 2008 Quarter.

Selling, General, and Administrative Expenses

Operating expenses decreased $0.4 million, or 23%, to $1.3 million in the 2009 Quarter from $1.7 million in the 2008 Quarter due primarily to a $0.3 million reduction in personnel costs as a result of the expiration at December 31, 2007, of employment agreements of two executives. Accordingly, compensation expense (including severance of $0.2 million) for these two executives was reflected in the 2008 Quarter but not the 2009 Quarter. Additionally, we incurred no royalty and commission expense in the 2009 Quarter as a result of the amendment of the Motorola license in December 2008, which eliminated all minimum royalty obligations under the current agreement, compared to $0.1 million of expense in the 2008 Quarter under the prior agreement. Lesser decreases in professional fees and other operating expenses also contributed to the improvement.

Other Income

Other income, primarily interest income on cash balances, declined 65% to $0.1 million in the 2009 Quarter, from $0.3 million in the 2008 Quarter due primarily to lower average interest rates in the 2009 Quarter on slightly lower cash balances compared to the 2008 Quarter. Other income also  declined to a lesser extent as a result of foreign currency losses incurred in respect of the 2009 Quarter compared to the 2008 Quarter.

Pretax Loss

Pretax loss narrowed 10% to $0.3 million in the 2009 Quarter compared to the 2008 Quarter as a result of the changes as described above.

Income Taxes

We recorded a benefit from income taxes of $0.1 million in the 2009 Quarter compared to a benefit of $57 thousand in the 2008 Quarter due primarily to increased deferred tax expense resulting primarily from temporary differences between book and tax income.  The effective income tax rate increased as a percentage of pre-tax income primarily as a result of adjustments to Federal and state net operating loss carryforwards which were booked in the prior year after the tax returns were filed. The benefit consists primarily of estimated U.S. federal income taxes, and to a lesser extent, current state and foreign income taxes.  See Note 7 to the Financial Statements.

At December 31, 2008, we had approximately $4.2 million of earnings attributable to our foreign subsidiaries for which not provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

Forward Industries, Inc.

LIQUIDITY AND CAPITAL RESOURCES

During the 2009 Quarter, we used $1.3 million of cash in operations compared to generating $1.0 million in the 2008 Quarter. Our operating cash flows in the 2009 Quarter consisted of a net loss of $0.2 million, reduced by $48 thousand for non-cash items, and $1.2 million for net changes in working capital items. Changes in accounts receivable, inventories, and prepaid and other current assets of $1.2 million, $0.4 million, and $52 thousand, respectively, contributed to the net cash used by operating activities. These were partially offset by changes in accounts payable and accrued expenses and other current liabilities of $0.5 million and $71 thousand, respectively. The change in accounts receivable is attributable to the higher sales levels in the 2009 Quarter and the timing in which these accounts receivable were originated. The change in inventories and accounts payable is in support of sales orders received and the ramping up of production in anticipation of the Chinese New Year. The change in prepaid expenses and other current assets is primarily a result of an increased amount of deposits on hand with certain newer suppliers in support of purchase orders we have placed with them.

During the 2008 Quarter, we generated $1.0 million of cash from operations consisting of a net loss of $0.3 million, increased by $0.1 million for non-cash items, and $1.2 million for net changes in working capital items, consisting primarily of changes in accounts receivable and accounts payable of $0.2 million and $1.3 million, respectively, offset, in part, by changes in inventories of $0.4 million.

Investing activities used $0.1 million in the 2009 Quarter for purchases of property, plant and equipment, primarily leasehold improvements and furniture and fixtures for our new Hong Kong procurement and quality control facility. In the 2008 Quarter, net investing activities used $19,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

There were no financing activities in the 2009 Quarter or the 2008 Quarter.

At December 31, 2008, our current ratio (current assets divided by current liabilities) was 8.78; our quick ratio (current assets less inventories divided by current liabilities) was 8.20; and our working capital (current assets less current liabilities) was $22.8 million.  As of such date, we had no short or long-term debt outstanding.

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

Forward Innovations maintains a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment Period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.35% as December 31, 2008). At December 31, 2008, Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $315,000 as of December 31, 2008) in favor of Forward Innovations' freight forwarder and customs agent.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Notes 4 and 10 to the unaudited consolidated Financial Statements set forth in Item 1.

Forward Industries, Inc.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. Under that authorization, as of December 31, 2008, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million. In addition, in connection with an exercise of outstanding stock options, 72,917 shares were purchased during Fiscal 2008 in a non-cash transaction, which was outside the foregoing authorizations.  No repurchases were made during the 2009 Quarter.  The repurchase program may be discontinued or terminated at any time.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of December 31, 2008:

Contractual Obligation or Commitment	Jan 09 – Dec 09	Jan 10 – Dec 11	Jan 12 – Dec 13	Thereafter
Employment Agreements	$425,000	$ --	$ --	$ --
Operating Leases	313,000	565,000	68,000	--
Totals	$738,000	$ 565,000	$68,000	$ --

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the 2009 Quarter, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2009 Quarter.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2009 Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Forward Industries, Inc.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of December 31, 2008, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

The following risk factor is new or has been expanded or updated from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, but the factor below does not constitute all the risk factors that pertain to our business.  Please review our Annual Report on Form 10-K for a complete listing of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 on page 15 of this Quarterly Report on Form 10-Q.

Deterioration of economic conditions could negatively impact our business.

Our business may be adversely affected by changes in domestic and/or international economic conditions, including changes in consumer preferences or consumer spending rates, inflation, interest or exchange rates, and the effects of governmental initiatives to manage economic conditions. In the 2009 Quarter, we experienced continuing sales declines in certain product categories as well as a decline in sales to our largest customer for blood glucose monitors, a product line we believed might be relatively insulated from the deteriorating economy. Changes in economic conditions could continue to adversely affect the demand for our products, our OEM customer relationships in channels with high customer concentration, the cost of needed raw materials, or transportation-related costs, thereby adversely affecting our business, operating results and financial condition.

The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things: impair the financial condition of some of our customers and suppliers thereby increasing customer bad debts or non-performance by suppliers; or make it more difficult or costly for us to obtain financing in connection with an acquisition.  We are unsure of the duration and severity of this economic crisis. If the crisis persists or worsens and economic conditions remain weak over a long period, the likelihood of the crisis having a significant impact on our business increases.

ITEM 2. UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the 2009 Quarter we did not purchase any common stock or other equity securities pursuant to publicly announced plans or programs or otherwise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

Forward Industries, Inc.

ITEM 6. EXHIBITS
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Forward Industries, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  February 10, 2009

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Douglas W. Sabra
Douglas W. Sabra
Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna
James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)