Form 10-Q
period 2009-03-31
FORWARD INDUSTRIES INC
filed 2009-05-06
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2009.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date April 27, 2009, was 7,923,189 shares.

Forward Industries, Inc.

INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements
	- Consolidated Balance Sheets as of March 31, 2009 (unaudited)
	and September 30, 2008............................................................................................................	4

	- Consolidated Statements of Operations (unaudited) for the Three and Six Months
	Ended March 31 , 2009 and 2008............................................................................................	5

	- Consolidated Statements of Cash Flows (unaudited) for the Six Months
	Ended March 31, 2009 and 2008.............................................................................................	6

	- Notes to Consolidated Financial Statements (unaudited)...............................................	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations...................................................................................................................	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk...........................................	24
Item 4.	Controls and Procedures............................................................................................................	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.......................................................................................................................	25

Item 1A.	Risk Factors.................................................................................................................................	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds............................................	25

Item 3	Defaults Upon Senior Securities..............................................................................................	26

Item 4.	Submission of Matters to a Vote of Security Holders...........................................................	26

Item 5.	Other Information........................................................................................................................	26

Item 6.	Exhibits..........................................................................................................................................	26

	Signatures.....................................................................................................................................	27

	Certifications................................................................................................................................	28

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
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“2009 Quarter” refers to the three months ended March 31, 2009;

“2008 Quarter” refers to the three months ended March 31, 2008;

“2009 Period” refers to the six months ended March 31, 2009;

“2008 Period” refers to the six months ended March 31, 2008

“Fiscal 2009” refers to our fiscal year ending September 30, 2009;

“Fiscal 2008” refers to our fiscal year ended September 30, 2008;
“Europe” refers to the countries included in the European Union;
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

“Americas” refers to the geographic area encompassing North, Central, and South America

“OEM” refers to Original Equipment Manufacturer of certain consumer electronic products that are our customers

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents...........................................................................................	$18,968,569	$19,862,426
Accounts receivable, net ..............................................................................................	3,610,855	3,659,553
Inventories, net...............................................................................................................	1,105,884	1,363,862
Prepaid expenses and other current assets................................................................	473,192	586,632
Deferred tax asset...........................................................................................................	--	49,449
Total current assets..........................................................................................	24,158,500	25,521,922

Property, plant, and equipment, net.................................................................................	197,456	124,854
Deferred tax asset...............................................................................................................	--	359,681
Other assets.........................................................................................................................	59,532	98,259
Total Assets........................................................................................................................	$24,415,488	$26,104,716

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$1,634,390	$2,206,630
Accrued expenses and other current liabilities...........................................................	217,474	189,827
Total current liabilities....................................................................................	1,851,864	2,396,457

Commitments and contingencies....................................................................................	--	--

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued.................................................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,629,599 and 8,621,932 shares issued, respectively (including 706,410 held in treasury)...................................................................................................	86,296	86,219
Capital in excess of par value....................................................................................	16,004,413	15,893,480
Treasury stock, 706,410 shares at cost ...................................................................	(1,260,057)	(1,260,057)
Retained earnings.......................................................................................................	7,732,972	8,988,617
Total shareholders' equity...............................................................................................	22,563,624	23,708,259
Total liabilities and shareholders’ equity......................................................................	$24,415,488	$26,104,716

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS -- (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net sales..........................................................................	$4,256,951	$4,727,704	$9,563,593	$9,680,794
Cost of goods sold..........................................................	3,593,423	4,108,644	7,956,062	7,943,914
Gross profit.....................................................................	663,528	619,060	1,607,531	1,736,880

Operating expenses:
Selling.......................................................................	748,576	695,487	1,424,664	1,475,192
General and administrative....................................	627,807	650,622	1,293,841	1,585,546
Total operating expenses..............................	1,376,383	1,346,109	2,718,505	3,060,738

Loss from operations....................................................	(712,855)	(727,049)	(1,110,974)	(1,323,858)

Other income:
Interest income........................................................	80,296	173,504	199,241	413,123
Other (expense) income, net..................................	(12,769)	17,375	(43,410)	30,872
Total other income.........................................	67,527	190,879	155,831	443,995

Loss before provision for (benefit from) income taxes...........................................................................	(645,328)	(536,170)	(955,143)	(879,863)
Provision for (benefit from) income taxes.................	405,890	(178,047)	300,499	(234,676)
Net loss ...........................................................................	($1,051,218)	($358,123)	($1,255,642)	($645,187)

Net loss per common and common equivalent share
Basic and Diluted............................................	($0.13)	($0.05)	($0.16)	($0.08)

Weighted average number of common and common equivalent shares outstanding
Basic and Diluted............................................	7,923,019	7,872,606	7,919,229	7,863,975

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Unaudited)

	Six Months Ended March 31,
	2009	2008
Operating activities:
Net loss.....................................................................................................................	($1,255,642)	($645,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes...................................................................................	409,130	(196,439)
Share-based compensation..........................................................................	111,007	50,843
Depreciation and amortization......................................................................	40,597	32,822
Provision for bad debt expense...................................................................	23,401	(20,033)
Loss on disposal of property, plant, and equipment...............................	11,759	--
Provision for obsolete inventory................................................................	(8,302)	446,497
Changes in operating assets and liabilities:
Accounts receivable.....................................................................................	25,297	616,049
Inventories.....................................................................................................	266,280	(520,953)
Prepaid expenses and other current assets...............................................	113,440	227,646
Other assets....................................................................................................	38,727	357
Accounts payable..........................................................................................	(572,240)	41,160
Accrued expenses and other current liabilities.........................................	27,647	(80,654)
Net cash used in operating activities	(768,899)	(47,892)

Investing activities:
Purchases of property, plant, and equipment.....................................................	(124,958)	(18,892)
Net cash used in investing activities	(124,958)	(18,892)

Financing activities:
Proceeds from exercise of stock options.............................................................	--	38,500
Net cash provided by financing activities...........................................................	--	38,500

Net decrease in cash and cash equivalents............................................................	(893,857)	(28,284)

Cash and cash equivalents at beginning of period................................................	19,862,426	20,267,791

Cash and cash equivalents at end of period............................................................	$18,968,569	$20,239,507

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design, marketing, and distribution of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl, and other synthetic fabrics.  The cases and other products are used primarily by consumers for the protection and transport of portable electronic devices such as medical devices and cellular phones. The Company markets its products as a direct seller to original-equipment-manufacturers (“OEMs”).  Sales to OEM customers are made in Europe, the APAC Region, and the Americas. Sales to retailers and distributors are made in the United States, Canada, and Europe.

In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the fiscal year ending September 30, 2009. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended September 30, 2008, and with the disclosures and risk factors presented herein and therein, respectively.

NOTE 2     ACCOUNTING POLICIES

Accounting estimates

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Supplier Rebates

Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company entered into agreements with several of its suppliers that granted the Company a rebate based on its level of purchases made during fiscal quarters prior to October 1, 2008. In lieu of a cash payment from these suppliers the Company received a credit memo. The Company reduced accounts payable to the supplier, inventory, and cost of goods sold each quarter as the Company earned the rebates.  For the three-and six-month periods ended March 31, 2008, the cumulative amount of such quarterly rebates were approximately $100,000 and $200,000, respectively. The quarterly rebate is net of amounts allocated to unsold inventories and are reflected in the accompanying consolidated statements of operations as a reduction of cost of goods sold for the three-and six-month periods ended March 31, 2008. No such rebates were agreed to or recorded for the three- and six-month periods ended March 31, 2009.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions

The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other (expense) income, net” in the accompanying consolidated statements of operations. The net (losses) gains from foreign currency transactions were approximately ($8,000) and $17,000 for the three-month periods ended March 31, 2009 and 2008, respectively. The net (losses) gains from foreign currency transactions were approximately ($38,000) and $27,000 for the six-month periods ended March 31, 2009 and 2008, respectively. Net (losses) gains from foreign currency transactions are included in the “Other (expense) income, net” line item on our consolidated statements of operations.

Comprehensive Loss

 For the three and six-month periods ended March 31, 2009 and 2008, the Company did not have any components of comprehensive loss other than net loss.

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

NOTE 3     INVENTORIES

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, slow-moving, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. Reserved inventory that is disposed of is charged against the allowance. Management’s estimates in determining the adequacy of the allowance are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance, as well as recoveries of reserved inventory, may change from time to time based on management’s assessments, and such changes could be material. At March 31, 2009 and September 30, 2008, the allowances for obsolete inventory were approximately $92,000 and $168,000, respectively.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 4     DEBT

In March 2008, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc., elected not to renew their credit facility with a U.S. bank that provided for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit.  Accordingly, this credit facility expired March 30, 2008. There were no borrowings or letter of credit obligations outstanding under this facility during the six-month period ended March 31, 2008.

In 2003, Forward’s wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the Swiss bank (5.35% as March 31, 2009).  At March 31, 2009, Forward Innovations is contingently liable to the Swiss bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $297,000 as at March 31, 2009) in favor of Forward Innovations’ freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Note 10.

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

Stock Repurchase

On September 27, 2002, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s outstanding common stock (approximately 7% of the number of shares then outstanding). On January 21, 2004, the Company’s Board increased the amount of shares authorized for repurchase to 486,200.  Under these authorizations, as of March 31, 2009, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million, but none during the 2009 Period, leaving a balance of 313,597 shares (approximately 4% of the shares outstanding at March 31, 2009) under those authorizations.  Separately, on March 5, 2008, the Company accepted 72,917 outstanding shares of common stock from the Company’s former Chairman of the Board and principal executive officer as consideration for his exercise of options to purchase 100,000 shares of common stock as part of a cashless exercise.   See Note 9.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     OPERATING SEGMENT INFORMATION (CONTINUED)

(all amounts in thousands of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
APAC..........................................................	$1,725	$2,759	$3,420	$5,054
Americas........................................	1,621	1,047	3,685	2,571
Europe...........................................	911	922	2,460	2,056
Total net sales............................................	$4,257	$4,728	$9,565	$9,681

NOTE 7     INCOME TAXES

The Company’s income tax expense (benefit) consists of the following United States and foreign components.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
U.S. Federal and State:
Current...................................................	--	--	--	--
Deferred.................................................	($92,176)	($159,287)	($189,532)	($209,516)

Foreign:
Current...................................................	--	--	--	--
Deferred.................................................	(12,766)	(18,760)	(20,801)	(25,160)

Change in valuation allowance.............	510,832	--	510,832
Income tax expense (benefit).................	$405,890	($178,047)	$300,499	($234,676)

The Company’s effective tax rate does not approximate the statutory United States federal income tax rate primarily due to the establishment of the valuation allowance and tax rate differentials in respect of United States state and foreign taxes.

At March 31, 2009, the Company had available net operating loss carryforwards for United States federal and state income tax purposes of approximately $821,000 and $1,613,000, respectively, expiring through 2028 and resulting in a combined deferred tax asset of approximately $353,000. In addition, at March 31, 2009, the Company had available net operating loss carryforward for foreign income tax purposes of approximately $1,014,000 resulting in a deferred tax asset of approximately $89,000.  At March 31, 2009, the Company had total deferred tax assets of approximately $511,000.

During the three-month period ended March 31, 2009, as part of its periodic evaluation of the need for a valuation allowance against its deferred tax assets, and after consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carrforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use any of its deferred tax assets except for taxes arising from the repatriation of certain foreign source income, which is currently considered to be permanently invested and for which no United States tax liability has been accrued. Accordingly, as of March 31, 2009, the Company established a valuation allowance against its deferred tax assets in the amount of approximately $511,000. The establishment of the deferred tax asset valuation allowance is reflected in “Provision for (benefit from) income taxes” line item of the Company’s consolidated statements of operations for the three- and six-month periods ended March 31, 2009. No such valuation allowance was recorded as of September 30, 2008.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7     INCOME TAXES

Effective June 2001, undistributed earnings of the Company’s Swiss subsidiary are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At March 31, 2009, the Company’s Swiss subsidiary had approximately $4,000,000 of accumulated undistributed earnings.

NOTE 8     LOSS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. For this purpose, the average quoted market prices on the NASDAQ SmallCap Market for the Company's common stock for the three-month periods ended March 31, 2009 and 2008, were $1.90 and $2.29, respectively. The average quoted market prices on the NASDAQ SmallCap Market for the Company’s common stock for the six-month periods ended March 31, 2009 and 2008, were $2.13 and $2.48, respectively. Loss per share data for the three and six-month periods ended March 31, 2009 and 2008, excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

In accordance with the contingently issuable shares provision of SFAS 128, 98,832 and 44,999 shares of service-based common stock awards (“restricted stock”) were excluded from the calculation of diluted loss per share for the three month periods ended March 31, 2009 and 2008, respectively.

NOTE 9     STOCK BASED COMPENSATION

In May 2007, shareholders of the Company approved the 2007 Equity Incentive Plan (the 2007 Plan), which authorized the issuance of up to 400,000 shares of common stock to officers, employees, and non-employee directors of the Company upon the grant of restricted common stock and the exercise of stock options awarded to such persons. This plan was adopted by the Board of Directors in February 2007.  The price at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock at the date of grant. The Company’s Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and restricted stock grants generally vest in equal proportions over three years.   As of March 31, 2009, 136,500 shares of common stock remain available for grants of awards of restricted stock and options to purchase common stock under the 2007 Plan.

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

Stock Option Awards

Under the 1996 Plan 30,000 fully vested stock options remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at March 31, 2009.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors has granted stock option awards to purchase 155,000 shares of common stock, in the aggregate, to the Company’s non-employee directors and a Company officer, of which awards covering 20,000 shares of common stock expired unexercised, with such shares reverting to the 2007 Plan.  Of these awards, 55,000 were granted during the three month period ended March 31, 2009. These awards are subject to a continued service condition and vest on the anniversary date the awards were granted. The Company recognized approximately $27,000 and $50,000 of compensation costs for stock option awards in its consolidated statements of operations in the three- and six month-periods ended March 31, 2009, respectively.  The Company recorded approximately $14,000 of such costs in its consolidated statements of operations in the three- and six-month periods ended March 31, 2008.

The following table summarizes stock option activity under the 2007 Plan and the 1996 Plan from September 30, 2008 through March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	110,000	$4.26	7.40	$0
Granted..............................................	55,000	1.80	9.87
Exercised............................................	--	--	--
Forfeited............................................	--	--	--
Expired...............................................	--	--	--
Outstanding at March 31, 2009	165,000	$3.44	8.22	$3,300

Options vested and exercisable at March 31, 2009...............................	110,000	$4.26	7.40	--

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Three and Six-Month Periods Ended March 31,
	2009	2008
Expected term (in years)................................................	5.0	10.0
Risk-free interest rate.....................................................	1.65%	3.78%
Expected volatility..........................................................	79.8%	80.2%
Expected dividend yield................................................	0%	0%

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards

Under the 2007 Plan as of March 31, 2009, the Compensation Committee had approved and granted awards of 130,000 shares of restricted stock, in the aggregate, to certain key employees, one of whom also serves as a director, pursuant to the 2007 Plan.  Of these awards 1,500 shares of restricted stock have been forfeited and reverted to the 2007 Plan.  Vesting of the restricted stock is generally subject to a continued service condition with one-third of the awards vesting each year on the anniversary date the awards were granted typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the market value of the Company’s common stock on the grant date. During the three- and six-month periods ended March 31, 2009, the Company recognized approximately $37,000 and $61,000, respectively, of compensation costs in its consolidated statements of operations related to restricted stock awards granted under the 2007 Plan. During the three- and six-month periods ended March 31, 2008, the Company recognized approximately $14,000 and $37,000, respectively, in its consolidated statements of operations of such costs.

The following table summarizes restricted stock activity under the 2007 Plan from September 30, 2008, through March 31, 2009.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2008........................................	47,498	$2.65
Changes during the period:
Shares granted................................................................................	60,500	2.07
Shares vested..................................................................................	(7,667)	2.37
Shares forfeited...............................................................................	(1,500)	3.49
Non-vested balance at March 31, 2009...............................................	98,831	$2.30

As of March 31, 2009, there was approximately $120,000 of total unrecognized compensation cost related to shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods.

Warrants

As of March 31, 2009, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. These warrants are scheduled to expire 90 days after a registration statement is declared effective by the Securities and Exchange Commission. As of March 31, 2009, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 10   COMMITMENTS AND CONTINGENCIES

Royalty Commitments

On May 22, 2008, the Company entered into a non-exclusive license agreement with Motorola, Inc. (“Motorola”) that granted the Company the right to distribute certain Motorola trademarked carry solution accessory products to wholesale and retail customers in the United States, Canada, and Europe through March 31, 2009, subject to renewal by mutual agreement.  The license agreement was made effective retroactive to January 1, 2008, the date subsequent to expiration of a prior license agreement on December 31, 2007.  In consideration of the grant, the Company agreed to pay to Motorola a royalty based upon a percentage of actual net sales of branded accessory products, subject to payment of minimum royalties (irrespective of actual net sales) in the amount of $650,000 over the 15-month term of the agreement.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Royalty Commitments (continued)

On December 22, 2008, the Company and Motorola amended the license agreement to (i) reduce the royalty rate from 15% of Net Sales to 7% of Net Sales and (ii) eliminate all minimum royalties under the agreement with retroactive effect.

For the three- and six-month periods ended March 31, 2009, the Company recorded $4,000 of royalty expense. For the three- and six-month periods ended March 31, 2008, the Company recorded $13,000 and $102,000 of royalty expense under the prior license. These amounts are included in selling expenses in the accompanying consolidated statements of operations.

On December 31, 2008, the Company provided Motorola written notice of its intention not to renew the License Agreement upon expiration of its term on March 31, 2009.

Bank Guarantee

In July 2002, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (equal to approximately $297,000 as of March 31, 2009) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the Swiss bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. Commencing December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. As of March  31, 2009, the Company has not incurred a liability in connection with this guarantee.

NOTE 11   LEGAL PROCEDINGS

            From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2009, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  The following discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2009 (the “2009 Quarter”), with those for the three months ended March 31, 2008 (the “2008 Quarter”), and the six months ended March 31, 2009 (the “2009 Period”), with the six months ended March 31, 2008 (the “2008 Period”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are not based on historical fact. Such forward looking statements can be identified by the use of forward-looking terminology such as “may”, “might”, “will”, “should”, “likely”, “possible”, “seek”, “expect”, “anticipate”, estimate”, “plan”, “intend”, “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be borne out will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  These forward-looking statements involve assessments of known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others: the duration and severity of the current economic conditions and their impact on consumer demand and spending, demand for our products, and uncertainties in the financial and credit markets; a significant change of the Company’s relationship with its customers (including changes affecting their businesses), including changes in distribution channels where concentration of sales to a certain number of customers exists; our ability to control operating expenses during periods of declining sales and or gross margins; the impact on our business of an acquisition or the failure to make an acquisition; whether our important OEM customers continue to include carry solutions “in box” with their electronic products; whether our important OEM customers elect to offer much lower cost, simplified carry case accessories in box; our success in winning new business from existing and new customers and against competing vendors; the loss of a key salesman who has significant influence on our relationships with certain OEM customer makers of diabetic test kits; levels of demand and pricing generally for electronic devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; the adverse impact on gross margins of reduced prices for our products offered by our OEM customers; obsolescence of inventory, including the impact on inventory allowance arising out of hub agreements we have entered into; developments in the treatment or control of diabetes that may reduce the usage of handheld blood glucose monitors; increased competition in our business; changes in, governmental regulations; and other factors set forth under the caption “risk factors” included elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2008.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  Forward looking statements speak only as of the date made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

Forward Industries, Inc.

BUSINESS OVERVIEW

     We design, market, and distribute custom-designed, soft-sided carrying cases and other carry solutions for consumer electronic products primarily to original equipment manufacturers (OEMs) of blood glucose monitoring kits for diabetic patients.  Our OEM distribution channel is relatively concentrated by product line and customer.  During the past three years, cell phone revenue in the OEM and aftermarket channel (sales to distributors and retailers), which historically was our largest revenue source by product line and was dependent on one or two major OEM customers, has declined so significantly that we no longer present such revenues separately but include them as part of “other products”.  Because of this decline the customer concentration and product line concentration risks in our business have increased.

                Trends and Economic Environment:  We believe that deteriorating economic conditions, rising unemployment, tight credit markets, and heightened uncertainty in financial markets have adversely impacted discretionary consumer spending, including spending on the types of electronic devices that are accessorized by our products.  We expect this challenging business environment to continue in the foreseeable future.

                The deterioration in general economic conditions worldwide has increased the challenges in the carry solution market.  Certain of our OEM customers have significantly reduced their sales forecasts of electronic devices with which our products are packaged in box, therefore implying reduced sales revenues from these customers in future periods.  Certain such customers have also advised us of proposed changes in their “in box” business model whereby the carry solution is a much lower cost, lower price simplified carry solution.  We believe this approach is intended to reduce expense to the OEM.  We expect that these changes will result in decreased revenues from the sales of these simplified carry solutions and may adversely affect our gross profit.

We have attempted to limit increases in operating expenses except where we think increases are critical to potential future growth.

                See “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and “If any one or more of our OEM customers elect to reduce their “in-box” accessory model, our results of operations and financial condition would be materially and adversely affected” in the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management’s discussion and analysis of financial condition and results of operations is based upon or derived from our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent liabilities. We base these judgments and estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these judgments form the basis for our estimates concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. We discuss the material policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”.  There have been no material changes in critical accounting policies and estimates since September 30, 2008.

Forward Industries, Inc.

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

Accounts Receivable

At March 31, 2009, and September 30, 2008, our allowance for doubtful accounts was approximately $25 thousand and $10 thousand, respectively.

Inventory Valuation

Inventory allowances were approximately $92 thousand and $168 thousand at March 31, 2009, and September 30, 2008, respectively. See Notes 3 to the Financial Statements. Changes to this account are reflected in the cost of goods sold line of our consolidated statements of operations.

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

Deferred Income Taxes

We had approximately $0.5 million and $0.4 million of deferred tax assets at March 31, 2009, and September 30, 2008, respectively. The increase in deferred tax assets results primarily from temporary differences between book and tax income and net loss incurred in respect of the 2009 Period.  During the 2009 Quarter, as part of our periodic evaluation of the need for a valuation allowance against our deferred tax assets, and after consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carrforward utilization and the extent of our cumulative losses in recent years), we determined that, on a more likely than not basis, we would not be able to use any of our deferred tax assets, except for taxes arising from the repatriation of certain foreign source income, which is currently considered to be permanently invested and for which no Unites States tax liability has been accrued. As such, as of March 31, 2009, we established a valuation allowance against our deferred tax assets in the amount of $0.5 million. The establishment of the deferred tax asset valuation allowance has been reflected in “Provision for (benefit from) income taxes” line item of our consolidated statements of operations for the three- and six-month periods ended March 31, 2009. No such valuation allowance was recorded as of September 30, 2008.

RESULTS OF OPERATIONS FOR THE 2009 QUARTER COMPARED TO THE 2008 QUARTER

Net loss

We incurred a net loss of $1.1 million in the 2009 Quarter compared to $0.4 million in the 2008 Quarter. The $0.7 million increase was due primarily to higher income tax expense (attributable to the effect of establishment of the valuation allowance), compared to an income tax benefit in the 2008 Quarter, as well as lower other income (primarily interest income) and higher selling expenses.  These factors were offset in small part by higher gross profit and lower, general and administrative expenses, as reflected in the table below:

Forward Industries, Inc.

	(millions of dollars)
	2009 Quarter	2008 Quarter	Increase (Decrease)
Net Sales.......................................................................................................	$4.3	$4.7	($0.5)

Gross Profit...................................................................................................	0.7	0.6	0.1
Selling, General and Administrative Expenses........................................	(1.4)	(1.3)	(0.1)
Other Income................................................................................................	0.1	0.2	(0.1)
(Provision for) benefit from Income Taxes..............................................	(0.4)	0.2	(0.6)
Net Loss*.....................................................................................................	($1.1)	($0.3)	($0.7)

* Table may not total due to rounding.

Basic and diluted loss per share data was ($0.13) for the 2009 Quarter, compared to ($0.05) for the 2008 Quarter. The increase in loss per share in the 2009 Quarter was due to the increase in net loss.

Net Sales

Net sales decreased $0.5 million, or 10%, to $4.3 million in the 2009 Quarter from $4.7 million in the 2008 Quarter, due to primarily to lower sales of diabetic products, which declined $0.4 million, or 12%, and to a lesser extent, lower sales of other products, which declined $0.1 million, or 4%. Cell phone revenues, which are now included in sales of “other products”, were $0.4 million in the 2009 Quarter compared to $0.3 million in the 2008 Quarter. The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2009 Quarter 3 Months ended March 31, 2009 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$1.4	$0.8	$0.9	$3.2
Other Products.......................................	0.3	0.8	--	1.1
Total*	$1.7	$1.6	$0.9	$4.3

Net Sales for 2008 Quarter 3 Months ended March 31, 2008 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$2.4	$0.4	$0.7	$3.6
Other Products.......................................	0.3	0.6	0.2	1.2
Total*	$2.8	$1.0	$0.9	$4.7

* Tables may not total due to rounding.

Diabetic Product Sales

We design to the order of and sell directly to our OEM customers carrying cases used by diabetics to carry their personal electronic, blood glucose monitoring kits. In the 2009 Quarter, OEM customers for these carrying cases included Abbott Labs, Bayer, Lifescan and Roche Diagnostics (including their subsidiaries, affiliates and contract manufacturers) as well as other customers. Our carrying cases are typically packaged as an accessory "in-box" with the monitoring kits that are sold by our OEM customers.

Sales of cases and related accessories for blood glucose monitoring kits decreased $0.4 million, or 12%, to $3.2 million in the 2009 Quarter, from $3.6 million in the 2008 Quarter.  These results were driven by lower sales to Lifescan, our largest customer, which decreased by $0.9 million in the 2009 Quarter compared to the 2008 Quarter.  This decline was offset, in part, by higher sales to our other major diabetic product customers, which, in the aggregate, increased $0.5 million in the 2009 Quarter compared to the 2008 Quarter.

Forward Industries, Inc.

Sales of carrying cases for blood glucose monitoring kits represented 74% of our total net sales in the 2009 Quarter compared to 75% of our total net sales in the 2008 Quarter.

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

Sales of other products declined less than $0.1 million to $1.1 million in the 2009 Quarter from $1.2 million in the 2008 Quarter. This decline was the result of smaller decreases in sales to several customers of these products, of which no decline exceeded $0.1 million in the 2009 Quarter. These declines were partially offset by higher sales to Motorola, which increased $0.2 million in the 2009 Quarter compared to the 2008 Quarter.

Sales of other products represented 26% of our net sales in the 2009 Quarter compared to 25% of net sales in the 2008 Quarter (which for that period, as we then broke out sales for our cell phone product line, represents the sum of “other product” and “cell phone” sales).

Gross Profit

Gross profit increased by less than $0.1 million, or 7%, to $0.7 million in the 2009 Quarter from $0.6 million in the 2008 Quarter. This increase was primarily due to a $0.4 million decrease in expense for reserve for obsolete inventory, which is reflected in “cost of goods sold”.  The decrease in reserve expense more than offset the increase in materials costs (relative to lower revenues in the 2009 Quarter) and Hong Kong operating costs, which, as a percentage of sales (and on a dollar basis in the case of our Hong Costs), were higher in the 2009 Quarter compared to the 2008 Quarter. Our freight costs were also slightly lower in the 2009 Quarter, both on a dollar basis and as a percentage of sales.

Gross profit as a percentage of net sales was 16% in the 2009 Quarter compared to 13% in the 2008 Quarter.

Selling, General, and Administrative Expenses

Operating expenses increased 2%, to $1.4 million in the 2009 Quarter from $1.3 million in the 2008 Quarter. Personnel expense in selling and in general and administrative categories was slightly higher, reflecting new hires in these areas in the past six months, while professional fees were lower.  Changes in other categories of operating expenses were minimal.

Other Income

Other income, primarily interest income on cash balances, declined 65% to less than $0.1 million in the 2009 Quarter, compared to $0.2 million in the 2008 Quarter due primarily to lower average interest rates in the 2009 Quarter on slightly lower cash balances compared to the 2008 Quarter. In addition, other income declined to a lesser extent as a result of foreign currency losses incurred in respect of the 2009 Quarter compared to the 2008 Quarter.

Pretax Loss

Pretax loss increased 20% to $0.6 million in the 2009 Quarter compared to the 2008 Quarter as a result of the changes as described above.

Forward Industries, Inc.

Income Taxes

We recorded income tax expense of $0.4 million in the 2009 Quarter compared to a benefit from income taxes of $0.2 million in the 2008 Quarter primarily due to the establishment of a full valuation allowance against our deferred tax assets in the 2009 Quarter. See “Critical Accounting Policies and Estimates—Deferred Income Taxes”, above, and “Note 7 – Income Taxes” in Notes to Consolidated Financial Statements set forth elsewhere in this Quarterly Report on Form 10-Q.

At March 31, 2009, we had approximately $4.0 million of earnings attributable to our foreign subsidiaries for which not provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

RESULTS OF OPERATIONS FOR THE 2009 PERIOD COMPARED TO THE 2008 PERIOD

Net loss

We incurred a net loss of $1.3 million in the 2009 Period compared to $0.6 million in the 2008 Period. The $0.6 million increase is a result of higher income tax expense (attributable to the effect of establishment of the valuation allowance in respect of deferred tax assets, discussed above at Note 7 in Notes to the Consolidated Financial Statements and “Critical Accounting Policies and Estimates—Deferred Income Taxes”), lower other income (primarily interest income), and lower gross profit, offset in part by lower selling, general and administrative expenses, as reflected in the table below:

	(millions of dollars)
	2009 Period	2008 Period	Increase (Decrease)
Net Sales.......................................................................................................	$9.6	$9.7	($0.1)

Gross Profit...................................................................................................	1.6	1.7	(0.1)
Selling, General and Administrative Expenses........................................	(2.7)	(3.1)	0.3
Other Income................................................................................................	0.2	0.4	(0.3)
(Provision for) benefit from Income Taxes..............................................	(0.3)	0.2	(0.5)
Net Loss*.....................................................................................................	($1.3)	($0.6)	($0.6)

* Table may not total due to rounding.

Basic and diluted loss per share data was ($0.16) for the 2009 Period, compared to ($0.08) for the 2008 Period. The reduction in loss per share in the 2009 Period was due to the increase in net loss.

Net Sales

Net sales decreased $0.1 million, or 1%, to $9.6 million in the 2009 Period from $9.7 million in the 2008 Period, due to lower cell phone sales, which are now included in “other products” sales, which decreased $0.2 million, or 9%. The decline in sales of “other products” was offset, in part, by higher sales of diabetic products, which increased slightly more than $0.1 million, or 2% in the 2009 Period. The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2009 Period 6 Months ended March 31, 2009 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$2.9	$1.9	$2.4	$7.2
Other Products.......................................	0.5	1.8	$0.1	2.3
Total*	$3.4	$3.7	$2.5	$9.6

Net Sales for 2008 Period 6 Months ended March 31, 2008 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$4.3	$1.1	$1.6	$7.1
Other Products.......................................	0.7	1.5	0.5	2.6
Total*	$5.0	$2.6	$2.1	$9.7

* Tables may not total due to rounding.

Diabetic Product Sales

Sales of cases and related accessories for blood glucose monitoring kits increased $0.1 million, or 2%, to $7.2 million in the 2009 Period, from $7.1 million in the 2008 Period.  These results were driven by higher sales to two of our largest customers, which increased by $1.2 million and $0.3 million, respectively, in the 2009 Period compared to the 2008 Period.  These increases were primarily attributable to several new in-box programs in the first fiscal quarter of 2009 as well as higher volumes of existing in box programs.  The higher sales to these two customers were offset, in part, by lower sales to Lifescan, our largest customer, which declined $1.4 million, or 31%, in the 2009 Period from the 2008 Period.

Sales of carrying cases for blood glucose monitoring kits represented 75% of our total net sales in the 2009 Period compared to 73% of our total net sales in the 2008 Period due primarily to the continuing significant decline in “other product” sales.

Other Product Sales

Sales of other products declined $0.2 million, or 9%, to $2.3 million in the 2009 Period from $2.6 million in the 2008 Period. This decline was primarily the result of lower aftermarket sales of cell phone carry solutions in the 2009 Period, which decreased almost $0.2 million from the 2008 Period. This decline was offset, in part, by higher sales to one cell phone customer, which increased $0.1 million in the 2009 Period compared to the 2008 Period, as well as several smaller increases in sales to other customers for “other products”.

Sales of other products represented 25% of our net sales in the 2009 Period compared to 27% of net sales in the 2008 Period (which for that period, as we then broke out sales for our cell phone product line, represents the sum of “other product” and “cell phone” sales).

Gross Profit

Gross profit decreased $0.1 million, or 7%, to $1.6 million in the 2009 Period from $1.7 million in the 2008 Period primarily due to higher costs incurred in connection with the relocation of our Hong Kong facility and staffing changes there that increased Hong Kong personnel expense. Higher compliance, warehouse, rent, and travel costs in the 2009 Period also contributed to the higher level of Hong Kong costs.  In addition, material costs were $0.1 million higher on a lower sales base in the 2009 Period compared to the 2008 Period, which as a percentage of sales, negatively impacted gross profit as well as gross profit percentage. These cost increases were offset in part, by $0.4 million decrease in expense to reserve for obsolete inventories, and to a lesser extent, a decrease in our freight costs which were slightly lower in the 2009 Period on both on a dollar basis and as a percentage of sales.

Forward Industries, Inc.

Gross profit as a percentage of net sales was 17% in the 2009 Period compared to 18% in the 2008 Period.

Selling, General, and Administrative Expenses

Operating expenses decreased $0.3 million, or 11%, to $2.7 million in the 2009 Period from $3.1 million in the 2008 Period due primarily to a $0.2 million reduction in personnel costs as a result of the expiration at December 31, 2007, of employment agreements of two executives and related severance. Additionally, we incurred $0.1 million less in royalty and commission expense in the 2009 Period as such expense under the license that expired March 31, 2009 was de minimis (as the amendment of such license in December 2008 eliminated all minimum royalty obligations) compared to royalty expense incurred under the prior license in the 2008 Period. Lesser decreases in professional fees and other operating expenses also contributed to the decrease in our operating costs.

Other Income

Other income, primarily interest income on cash balances, declined 65% to $0.2 million in the 2009 Period, from $0.4 million in the 2008 Period due primarily to lower average interest rates in the 2009 Period on slightly lower cash balances compared to the 2008 Period. In addition, other income declined to a lesser extent as a result of foreign currency losses incurred in respect of the 2009 Period compared to the 2008 Period.

Pretax Loss

Pretax loss increased 9% to $1.0 million in the 2009 Period compared to $0.9 million in the 2008 Period as a result of the changes as described above.

Income Taxes

We recorded income tax expense of $0.3 million in the 2009 Period compared to a benefit from income taxes of $0.2 million in the 2008 Period primarily due to the establishment of a full valuation allowance against our deferred tax assets in the 2009 Period. See “Critical Accounting Policies and Estimates—Deferred Income Taxes”, above, and “Note 7 – Income Taxes” in our Notes to Consolidated Financial Statements set forth elsewhere in this Quarterly Report on Form 10-Q.

At March 31, 2009, we had approximately $4.0 million of earnings attributable to our foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

LIQUIDITY AND CAPITAL RESOURCES

During the 2009 Period, we used $0.8 million of cash in operations compared to $48 thousand in the 2008 Period. Our net cash used in operating activities in the 2009 Period consisted of a net loss of $1.3 million, reduced by $0.6 thousand for non-cash items, and changes in working capital items of $0.1 million. Accounts payable decreased $0.6 million, which had the effect of contributing to the net cash used by operating activities. This change was offset by decreases in accounts receivable, inventories, and prepaid expenses and other current assets of $25 thousand, $0.3 million, and $0.1 million, respectively, and an increase in accrued expenses and other liabilities of $28 thousand. The decrease in accounts receivable is attributable to the lower sales levels in the 2009 Period and the timing in which these accounts receivable were originated. The decrease in inventories and accounts payable is primarily in support of sales orders received. The decrease in prepaid expenses and other current assets is primarily due to the timing of payments made for our insurance policies and in connection with the inception of our lease for our Hong Kong facility.

Forward Industries, Inc.

During the 2008 Period, we used $48,000 of cash from operations consisting of a net loss of $0.6 million, decreased by $0.3 million for non-cash items, and $0.3 million for net changes in working capital items, consisting primarily of changes in accounts receivable and prepaid expenses and other current assets of $0.6 million and $0.2 million, respectively. These changes were offset, in part, by changes in inventories and accrued expenses and other liabilities of $0.5 million and $0.1 million, respectively.

Investing activities used $0.1 million in the 2009 Period for purchases of property, plant and equipment, primarily leasehold improvements and furniture and fixtures for our new Hong Kong procurement and quality control facility. In the 2008 Period, net investing activities used $19,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

There were no financing activities in the 2009 Period. Financing activities generated $39,000 in proceeds from the exercise of stock options in the 2008 Period.

At March 31, 2009, our current ratio (current assets divided by current liabilities) was 13.05; our quick ratio (current assets less inventories divided by current liabilities) was 12.45; and our working capital (current assets less current liabilities) was $22.3 million.  As of such date, we had no short or long-term debt outstanding.

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

Forward Innovations maintains a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment Period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.35% as March 31, 2009). At March 31, 2009, Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $297,000 as of March 31, 2009) in favor of Forward Innovations' freight forwarder and customs agent.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Notes 4 and 10 to the unaudited consolidated Financial Statements set forth in Item 1.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. Under that authorization, as of March 31, 2009, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million. In addition, in connection with an exercise of outstanding stock options, 72,917 shares were purchased during Fiscal 2008 in a non-cash transaction, which was outside the foregoing authorizations.  No repurchases were made during the 2009 Period.  The repurchase program may be discontinued or terminated at any time.

Forward Industries, Inc.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of March 31, 2009:

Contractual Obligation or Commitment	Apr 09 – Mar 10	Apr 10 – Mar 12	Apr 12 – Mar 14	Thereafter
Employment Agreements	$ 319,000	$ --	$ --	$ --
Operating Leases	313,000	527,000	27,000	--
Totals	$632,000	$ 527,000	$27,000	$ --

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

Forward Industries, Inc.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2009, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

If any one or more of our OEM customers elect to reduce their “in-box” accessory model, our results of operations and financial condition would be materially and adversely affected.

The predominant percentage of our revenues is derived from sales of case accessories to our OEM customers who package our cases “in-box” with their electronics.  Certain OEM customers have begun to advise us of proposed changes in their “in box” business model whereby the carry solution is a much lower cost, lower price simplified carry solution.  We believe these reductions in the “in box” model are intended to reduce expense to the OEM customer as well as reduce the cost of the electronic device to the consumer.  If one or more of our OEM customers generally begin to simplify the accessories in box as described above, we would incur a significant decline in revenues and our results of operations and financial condition would be materially and adversely affected.

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

Forward Industries, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on February 11, 2009.  The following matters were voted upon at the Annual Meeting of Shareholders:

1.        Election of a Board of Directors

	Number of Shares Voted
Name	For	Withheld
John Chiste..................................	6,350,486	396,903
Bruce Galloway...........................	6,360,561	386,828
Fred Hamilton..............................	6,293,462	453,927
Louis Lipschitz............................	6,323,828	423,561
Douglas Sabra.............................	6,295,067	452,322
Michael Schiffman.................	6,361,079	386,310

2.        Ratification of the appointment of Kaufman, Rossin & Co., P.A. as the independent registered public accounting firm for the Company for the Fiscal Year ending September 30, 2009.

	Number of Shares Voted
	For	Against	Abstain
Ratify Kaufman, Rossin & Co., P.A. as the independent registered public accounting firm for the Company the Fiscal Year ending September 30, 2009..............................................	6,506,279	211,659	29,450

No other matters came before the meeting that required or resulted in a vote.

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

Dated:  May 6, 2009

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Douglas W. Sabra

Douglas W. Sabra
Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna

James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)