Form 10-Q
period 2009-06-30
FORWARD INDUSTRIES INC
filed 2009-08-05
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2009.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date, August 3, 2009, was 7,930,496 shares.

Forward Industries, Inc.

INDEX

PART I.		FINANCIAL INFORMATION	Page No.

	Item 1.	Financial Statements
		- Consolidated Balance Sheets as of June 30, 2009 (unaudited)
		and September 30, 2008............................................................................................................	4

		- Consolidated Statements of Operations (unaudited) for the Three and Nine Months
		Ended June 30 , 2009 and 2008................................................................................................	5

		- Consolidated Statements of Cash Flows (unaudited) for the Nine Months
		Ended June 30, 2009 and 2008.................................................................................................	6

		- Notes to Consolidated Financial Statements (unaudited)...............................................	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................................	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk...........................................	26
	Item 4.	Controls and Procedures............................................................................................................	26

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings.......................................................................................................................	27

	Item 1A.	Risk Factors.................................................................................................................................	27

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds............................................	28

	Item 3	Defaults Upon Senior Securities..............................................................................................	28

	Item 4.	Submission of Matters to a Vote of Security Holders...........................................................	28

	Item 5.	Other Information........................................................................................................................	28

	Item 6.	Exhibits..........................................................................................................................................	28

		Signatures.....................................................................................................................................	29

		Certifications................................................................................................................................	30

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
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“2009 Quarter” refers to the three months ended June 30, 2009;

“2008 Quarter” refers to the three months ended June 30, 2008;

“2009 Period” refers to the nine months ended June 30, 2009;

“2008 Period” refers to the nine months ended June 30, 2008

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

“Americas” refers to the geographic area encompassing North, Central, and South America

“OEM” refers to Original Equipment Manufacturer of certain consumer electronic products that are our customers

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents...........................................................................................	$19,569,788	$19,862,426
Accounts receivable, net ..............................................................................................	3,296,321	3,659,553
Inventories, net...............................................................................................................	781,030	1,363,862
Prepaid expenses and other current assets................................................................	363,343	586,632
Deferred tax asset...........................................................................................................	--	49,449
Total current assets..........................................................................................	24,010,482	25,521,922

Property, plant, and equipment, net.................................................................................	179,186	124,854
Deferred tax asset...............................................................................................................	--	359,681
Other assets.........................................................................................................................	59,532	98,259
Total Assets........................................................................................................................	$24,249,200	$26,104,716

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$1,492,029	$2,206,630
Accrued expenses and other current liabilities...........................................................	200,999	189,827
Total current liabilities....................................................................................	1,693,028	2,396,457

Commitments and contingencies....................................................................................	--	--

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued.................................................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,641,098 and 8,621,932 shares issued at June 30, 2009 and September 30, 2008, respectively (including 706,410 held in treasury at both dates)...................	86,411	86,219
Capital in excess of par value....................................................................................	16,060,703	15,893,480
Treasury stock, 706,410 shares at cost ...................................................................	(1,260,057)	(1,260,057)
Retained earnings.......................................................................................................	7,669,115	8,988,617
Total shareholders' equity...............................................................................................	22,556,172	23,708,259
Total liabilities and shareholders’ equity......................................................................	$24,249,200	$26,104,716

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS -- (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net sales..........................................................................	$4,106,814	$5,568,232	$13,670,407	$15,249,026
Cost of goods sold..........................................................	3,075,481	4,406,016	11,031,543	12,349,930
Gross profit.....................................................................	1,031,333	1,162,216	2,638,864	2,899,096

Operating expenses:
Selling.......................................................................	645,035	652,048	2,069,699	2,127,240
General and administrative....................................	512,474	673,266	1,806,315	2,258,812
Total operating expenses..............................	1,157,509	1,325,314	3,876,014	4,386,052

Loss from operations....................................................	(126,176)	(163,098)	(1,237,150)	(1,486,956)

Other income:
Interest income........................................................	49,137	104,590	248,378	517,713
Other income (expense) , net.................................	13,182	(7,297)	(30,228)	23,575
Total other income.........................................	62,319	97,293	218,150	541,288

Loss before provision for (benefit from) income taxes............................................................................	(63,857)	(65,805)	(1,019,000)	(945,668)
Provision for (benefit from) income taxes.................	--	45,191	300,499	(189,485)
Net loss ...........................................................................	($63,857)	($110,996)	($1,319,499)	($756,183)

Net loss per common and common equivalent share
Basic and Diluted............................................	($0.01)	($0.01)	($0.17)	($0.10)

Weighted average number of common and common equivalent shares outstanding
Basic and Diluted............................................	7,930,496	7,911,412	7,922,985	7,879,730

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Unaudited)

	Nine Months Ended June 30,
	2009	2008
Operating activities:
Net loss..................................................................................................................................	($1,319,499)	($756,183)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes..................................................................................................	409,130	(151,926)
Share-based compensation.........................................................................................	153,464	94,735
Depreciation and amortization....................................................................................	58,867	48,936
Provision for bad debt expense..................................................................................	23,401	(20,033)
Loss on disposal of property, plant, and equipment..............................................	11,759
Provision for obsolete inventory...............................................................................	(35,912)	465,442
Changes in operating assets and liabilities:
Accounts receivable.......................................................................................................	339,831	(273,633)
Inventories.......................................................................................................................	618,744	(783,617)
Prepaid expenses and other current assets................................................................	223,289	287,575
Other assets.....................................................................................................................	38,727	357
Accounts payable..........................................................................................................	(714,601)	1,088,734
Accrued expenses and other current liabilities..........................................................	11,172	36,377
Net cash (used in) provided by operating activities..........................................................	(181,628)	36,764

Investing activities:
Purchases of property, plant, and equipment............................................................	(124,958)	(24,196)
Net cash used in investing activities..................................................................................	(124,958)	(24,196)

Financing activities:
Proceeds from disgorgement of short-swing profits...............................................	13,948	--
Proceeds from exercise of stock options...................................................................	--	38,500
Net cash provided by financing activities.........................................................................	--	38,500

Net (decrease) increase in cash and cash equivalents....................................................	(292,638)	51,068

Cash and cash equivalents at beginning of period...........................................................	19,862,426	20,267,791

Cash and cash equivalents at end of period.......................................................................	$19,569,788	$20,318,859

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design, marketing, and distribution of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl, and other synthetic fabrics.  The cases and other products are used primarily by consumers for the protection and transport of portable electronic devices such as medical devices and cellular phones. The Company markets its products directly to original-equipment-manufacturers (“OEMs”).  Sales to OEM customers are made in Europe, the APAC Region, and the Americas.

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

Revenue Recognition

In accordance with the requirements of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, the Company generally recognizes revenue from product sales to customers when: products that do not require further services by the Company are shipped, there are no uncertainties surrounding customer acceptance, and collectability is reasonably assured.

Supplier Rebates

Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company entered into agreements with several of its suppliers that granted the Company a rebate based on its level of purchases made during fiscal quarters prior to October 1, 2008. In lieu of a cash payment from these suppliers the Company received a credit memo. The Company reduced accounts payable to the supplier, inventory, and cost of goods sold each quarter as the Company earned the rebates.  For the three-and nine-month periods ended June 30, 2008, the cumulative amount of such quarterly rebates were approximately $130,000 and $329,000, respectively. The quarterly rebate is net of amounts allocated to unsold inventories and is reflected in the accompanying consolidated statements of operations as a reduction of cost of goods sold for the three-and nine-month periods ended June 30, 2008. No such rebates were agreed to or recorded for the three- and nine-month periods ended June 30, 2009.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions

The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between the functional currency and the currency in which such transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations. The net gains (losses) from foreign currency transactions were approximately $13,000 and ($7,000) for the three-month periods ended June 30, 2009 and 2008, respectively. The net (losses) gains from foreign currency transactions were approximately $(25,000) and $20,000 for the nine-month periods ended June 30, 2009 and 2008, respectively.

Comprehensive Loss

 For the three and nine-month periods ended June 30, 2009 and 2008, the Company did not have any components of comprehensive loss other than net loss.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in its fiscal 2009 annual report.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial results or financial position.

On June 30, 2009, the Company adopted FASB Statement No. 165, “Subsequent Events”. The Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through August 5, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, non-controlling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be reflected in income tax expense. SFAS 141(R) also expands disclosures related to business combinations. SFAS 141(R) must be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply SFAS 141(R) income tax requirements immediately upon adoption.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 3     INVENTORIES

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, slow-moving, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. Reserved inventory that is disposed of is charged against the allowance. Management’s estimates in determining the adequacy of the allowance are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance, as well as recoveries of reserved inventory, may change from time to time based on management’s assessments, and such changes could be material. At June 30, 2009 and September 30, 2008, the allowances for obsolete inventory were approximately $64,000 and $168,000, respectively.

NOTE 4     DEBT

In March 2008, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc., elected not to renew their credit facility with a U.S. bank that provided for a committed line of credit in the maximum amount of $3.0 million, including a $1.5 million sub-limit for letters of credit.  Accordingly, this credit facility expired March 30, 2008. There were no borrowings or letter of credit obligations outstanding under this facility during the nine-month period ended June 30, 2008.

In 2003, Forward’s wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the Swiss bank (5.50% as June 30, 2009).  At June 30, 2009, Forward Innovations is contingently liable to the Swiss bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $315,000 as at June 30, 2009) in favor of Forward Innovations’ freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Note 10.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Repurchase

On September 27, 2002, the Company’s Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s outstanding common stock (approximately 7% of the number of shares then outstanding). On January 21, 2004, the Company’s Board increased the amount of shares authorized for repurchase to 486,200.  Under these authorizations, as of June 30, 2009, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million, but none during the 2009 Period, leaving a balance of 313,597 shares (approximately 4% of the shares outstanding at June 30, 2009) under those authorizations.  Separately, on March 5, 2008, the Company accepted 72,917 outstanding shares of common stock from a former officer as consideration for his exercise of options to purchase 100,000 shares of common stock as part of a cashless exercise.   See Note 9.

NOTE 6     OPERATING SEGMENT INFORMATION

The Company operates in a single segment: the supply of carrying solutions for portable electronic devices. This carrying-solution segment includes the design, marketing, and distribution of products to its customers that include manufacturers of consumer hand held medical monitoring devices and cell phones. The Company’s carrying solution segment operates in geographic regions that include primarily the APAC, Americas, and Europe. Geographic regions are defined based primarily on the location of the customer (or their contract manufacturers).  The following table presents net sales related to these geographic segments:

(all amounts in thousands of dollars)

Three Months Ended June 30,			Nine Months Ended June 30,
	2009	2008	2009	2008
Americas.........................................	$1,774	$1,823	$5,457	$4,394
APAC...........................................................	1,480	2,859	4,900	7,913
Europe............................................	853	886	3,313	2,942
Total net sales............................................	$4,107	$5,568	$13,670	$15,249

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7     INCOME TAXES

The Company’s provision for (benefit from) income taxes consists of the following United States and foreign components.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
U.S. Federal and State:
Current...................................................	$ --	--	--	--
Deferred.................................................	1,752	$56,578	($187,780)	($152,938)

Foreign:
Current...................................................	--	--	--	--
Deferred.................................................	(6,910)	(11,387)	(27,711)	(36,547)

Change in valuation allowance.............	5,158	--	515,990
Provision for (benefit from) income taxes....................................................	$ --	$45,191	$300,499	($189,485)

The Company’s effective tax rate does not approximate the statutory United States federal income tax rate primarily due to the establishment of the valuation allowance and tax rate differentials in respect of United States state and foreign taxes.

NOTE 7     INCOME TAXES (CONTINUED)

At June 30, 2009, the Company had available net operating loss carryforwards for United States federal and state income tax purposes of approximately $952,000 and $1,673,000, respectively, expiring through 2028 and resulting in a combined deferred tax asset of approximately $420,000. In addition, at June 30, 2009, the Company had available net operating loss carryforwards for foreign income tax purposes of approximately $1,083,000 resulting in a deferred tax asset of approximately $95,000.  At June 30, 2009, the Company had total deferred tax assets of approximately $515,000.

During the three-month period ended March 31, 2009, as part of its periodic evaluation of the need for a valuation allowance against its deferred tax assets, and after consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carrforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use any of its deferred tax assets except in respect of United States income taxes arising from the repatriation of certain foreign source income of its Swiss subsidiary, which is currently considered to be permanently invested and for which no United States tax liability has been accrued. Accordingly, except as set forth in the preceding sentence, the Company has established a full valuation allowance against its deferred tax assets, and,, as of June 30, 2009, the valuation allowance was approximately $515,000. If the Company determines in a future reporting period that it will be able to realize some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Provision for (benefit from) income taxes” line item of the Company’s consolidated statements of operations. No such valuation allowance was recorded as of September 30, 2008.

Effective June 2001, undistributed earnings of the Company’s Swiss subsidiary are considered to be permanently invested; therefore, in accordance with SFAS No. 109, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At June 30, 2009, the Company’s Swiss subsidiary had approximately $3,920,000 of accumulated undistributed earnings.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 8     LOSS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each period.  Diluted per share data is computed using the weighted-average number of common shares plus dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. For this purpose, the average quoted market prices on the NASDAQ SmallCap Market for the Company's common stock for the three-month periods ended June 30, 2009 and 2008, were $1.65 and $2.46, respectively. The average quoted market prices on the NASDAQ SmallCap Market for the Company’s common stock for the nine-month periods ended June 30, 2009 and 2008, were $1.97 and $2.47, respectively. Loss per share data for the three and nine-month periods ended June 30, 2009 and 2008, excludes all outstanding dilutive common equivalent shares as inclusion of such shares would be anti-dilutive.

In accordance with the contingently issuable shares provision of SFAS 128, 80,233 and 39,998 shares of service-based common stock awards (“restricted stock”) were excluded from the calculation of diluted loss per share for the three month periods ended June 30, 2009 and 2008, respectively.

NOTE 9     STOCK BASED COMPENSATION

In May 2007, shareholders of the Company approved the 2007 Equity Incentive Plan (the 2007 Plan), which authorized the issuance of up to 400,000 shares of common stock to officers, employees, and non-employee directors of the Company in connection with the grants of restricted common stock and stock options awarded to such persons. This plan was adopted by the Board of Directors in February 2007.  The price at which restricted common stock may be granted and stock options granted may be exercised may not be less than the fair market value of the common stock at the date of grant. The Company’s Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and restricted stock grants generally vest in equal proportions over three years.   As of June 30, 2009, 146,500 shares of common stock remain available for grants of awards of restricted stock and options to purchase common stock under the 2007 Plan.

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

Stock Option Awards

Under the 1996 Plan 30,000 fully vested stock options remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at June 30, 2009.

Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors has granted stock option awards to purchase 155,000 shares of common stock, in the aggregate, to the Company’s non-employee directors and a Company officer, of which awards covering 30,000 shares of common stock expired unexercised, with such shares reverting to the 2007 Plan.  Of these awards, 55,000 were granted during the nine-month period ended June 30, 2009. These awards are subject to a continued service condition and vest on the anniversary date the awards were granted. The Company recognized approximately $16,000 and $66,000 of compensation costs for stock option awards in its consolidated statements of operations in the three- and nine month-periods ended June 30, 2009, respectively.  The Company recorded approximately $29,000 and $43,000 of such costs in its consolidated statements of operations in the three- and nine-month periods ended June 30, 2008, respectively.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The following table summarizes stock option activity under the 2007 Plan and the 1996 Plan from September 30, 2008 through June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	110,000	$4.26	7.40	--
Granted..............................................	55,000	1.80	9.62
Exercised............................................	--	--	--
Forfeited............................................	--	--	--
Expired...............................................	(10,000)	2.20	--
Outstanding at June 30, 2009	155,000	$3.52	8.50	--

Options vested and exercisable at June 30, 2009...........................................	100,000	$4.47	7.88	--

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Three and Nine-Month Periods Ended June 30,
	2009	2008
Expected term (in years)....................................................	5.0	5.0
Risk-free interest rate........................................................	1.65%	3.78%
Expected volatility.............................................................	79.8%	80.2%
Expected dividend yield....................................................	0%	0%

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards

Under the 2007 Plan as of June 30, 2009, the Compensation Committee had approved and granted awards of 130,000 shares of restricted stock, in the aggregate, to certain key employees, one of whom also serves as a director, pursuant to the 2007 Plan.  Of these awards 1,500 shares of restricted stock have been forfeited and reverted to the 2007 Plan.  Vesting of the restricted stock is generally subject to a continued service condition with one-third of the awards vesting each year on the anniversary date the awards were granted typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the market value of the Company’s common stock on the grant date. During the three- and nine-month periods ended June 30, 2009, the Company recognized approximately $27,000 and $88,000, respectively, of compensation costs in its consolidated statements of operations related to restricted stock awards granted under the 2007 Plan. During the three- and nine-month periods ended June 30, 2008, the Company recognized approximately $15,000 and $52,000, respectively, in its consolidated statements of operations of such costs.

The following table summarizes restricted stock activity under the 2007 Plan from September 30, 2008, through June 30, 2009.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2008.............	47,498	$2.65
Changes during the period:
Shares granted.....................................................	60,500	2.07
Shares vested.......................................................	(19,166)	2.93
Shares forfeited....................................................	(1,500)	3.49
Non-vested balance at June 30, 2009........................	87,332	$2.17

As of June 30, 2009, there was approximately $120,000 of total unrecognized compensation cost related to shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods.

Warrants

As of June 30, 2009, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. These warrants are scheduled to expire 90 days after a registration statement is declared effective by the Securities and Exchange Commission. As of June 30, 2009, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 10   COMMITMENTS AND CONTINGENCIES

Royalty Commitments

On May 22, 2008, the Company entered into a non-exclusive license agreement with Motorola, Inc. (“Motorola”) that granted the Company the right to distribute certain Motorola trademarked carry solution accessory products to wholesale and retail customers in the United States, Canada, and Europe through June 30, 2009, subject to renewal by mutual agreement.  The license agreement was made effective retroactive to January 1, 2008, the date subsequent to expiration of a prior license agreement on December 31, 2007.  In consideration of the grant, the Company agreed to pay to Motorola a royalty based upon a percentage of actual net sales of branded accessory products, subject to payment of minimum royalties (irrespective of actual net sales) in the amount of $650,000 over the 15-month term of the agreement.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Royalty Commitments (continued)

On December 22, 2008, the Company and Motorola amended the license agreement to (i) reduce the royalty rate from 15% of Net Sales to 7% of Net Sales and (ii) eliminate all minimum royalties under the agreement with retroactive effect.  On December 31, 2008, the Company provided Motorola written notice of its intention not to renew the License Agreement upon expiration of its term on June 30, 2009.

For the nine-month period ended June 30, 2009, the Company recorded $4,000 of royalty expense, but none for the three-month period ended June 30, 2009. For the three- and nine-month periods ended June 30, 2008, the Company recorded $83,000 and $185,000 of royalty expense under the prior license. These amounts are included in selling expenses in the accompanying consolidated statements of operations.

Bank Guarantee

In July 2002, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (equal to approximately $315,000 as of June 30, 2009) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the Swiss bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. Commencing December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. As of June 30, 2009, the Company has not incurred a liability in connection with this guarantee.

NOTE 11   LEGAL PROCEDINGS

            From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2009, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  The following discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2009 (the “2009 Quarter”), with those for the three months ended June 30, 2008 (the “2008 Quarter”), and for the nine months ended June 30, 2009 (the “2009 Period”), with the nine months ended June 30, 2008 (the “2008 Period”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report contains forward-looking statements (as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995) that are not based on historical fact. Such forward looking statements can be identified by the use of forward-looking terminology such as “may”, “might”, “will”, “should”, “likely”, “possible”, “seek”, “expect”, “anticipate”, estimate”, “plan”, “intend”, “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance.  Forward looking statements are based upon assumptions that we believe to be reasonable at the time such forward looking statements are made.  Whether those assumptions will be borne out will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  These forward-looking statements involve assessments of known and potential risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others: the duration and severity of current domestic and global economic conditions and their impact on consumer demand and spending, demand for our products, and uncertainties in the financial and credit markets; a significant change of the Company’s relationship with its customers (including changes affecting their businesses), including changes in our OEM distribution channel where our sales are highly concentrated to a small number of customers; our ability to control operating expenses during periods of declining sales and or gross margins; the loss of a key salesman who has significant influence on our relationships with certain OEM customer makers of diabetic test kits; the impact on our business of an acquisition or the failure to make an acquisition; whether our important OEM customers continue to include carry solutions “in box” with their electronic products; whether our important OEM customers elect to offer much lower cost, simplified carry case accessories in box; our success in winning new business from existing and new customers and against competing vendors; levels of demand and pricing generally for electronic devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; the adverse impact on gross margins of reduced prices for our products offered by our OEM customers; obsolescence of inventory, including the impact on inventory allowance arising out of hub agreements we have entered into; developments in the treatment or control of diabetes that may reduce the usage of handheld blood glucose monitors; increased competition in our business; changes in, governmental regulations; and other factors set forth under the caption “risk factors” included elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2008.

Given these uncertainties, as well as risks that are at present not ascertainable, readers are cautioned not to place undue reliance on such forward-looking statements.  Forward looking statements speak only as of the date made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

Forward Industries, Inc.

BUSINESS OVERVIEW

                We design, market, and distribute custom-designed, soft-sided carrying cases and other carry solutions for consumer electronic products primarily to original equipment manufacturers (OEMs) of blood glucose monitoring kits for diabetic patients.  A very few OEM customers account for a very high percentage of our net sales, and in general approximately 75% or more of net sales are concentrated in the diabetic sales product line.  During the past three years, cell phone revenue in the OEM and aftermarket channel (sales to distributors and retailers), which historically was our largest revenue source by product line and was dependent on one or two major OEM customers, has declined so significantly that we no longer present such revenues separately but include them as part of “other products”.  In conjunction with the decline in cell phone product revenues, that part of our business that was engaged in distribution to retailers and distributors has become immaterial.  Because of these factors concentration risks in our business—as to customer concentration, product line concentration, and distribution channel concentration—have increased.

                Trends and Economic Environment:  We believe that the deteriorating economic conditions, rising unemployment, tight credit markets, and heightened uncertainty in financial markets during the past 18 months have adversely impacted discretionary consumer spending, including spending on the types of electronic devices that are accessorized by our products. We expect this challenging business environment to continue in the foreseeable future.

                The deterioration in general economic conditions worldwide has increased the challenges in the carry solution market.  Certain of our OEM customers have significantly reduced their sales forecasts of electronic devices with which our products are packaged in box, therefore implying reduced sales revenues from these customers in future periods.  Certain such customers have also advised us of proposed changes in their “in box” business model whereby the carry solution is a lower cost, universal, carry case solution.  We believe this approach is intended to reduce expense to the OEM, and this sensitivity to expense has contributed to an environment in which it is difficult for us to maintain or increase prices, even as our vendors’ prices may be increasing.  We expect that these changes and developments, if implemented, will result in decreased revenues from the sales of these lower cost, universal,  carry solutions and may adversely affect our gross profit.

As this environment has persisted we have engaged in our own cost cutting measures, including reductions in staff.  We have attempted to limit increases in operating expenses except where we think increases are critical to potential future growth.

                See “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and “If any one or more of our OEM customers elect to reduce their “in-box” accessory model, our results of operations and financial condition would be materially and adversely affected” in the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008.

                Variability of Revenues and Results of Operations.  Because a high percentage of our sales revenues is highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                This management’s discussion and analysis of financial condition and results of operations is based upon or derived from the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent liabilities. We base these judgments and estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these judgments form the basis for our estimates concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. We discuss the material policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”.  There have been no material changes in critical accounting policies and estimates since September 30, 2008, except for our estimates with regard to “Deferred Income Taxes”, which have been updated below.

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

Accounts Receivable

At June 30, 2009, and September 30, 2008, our allowance for doubtful accounts was approximately $25 thousand and $10 thousand, respectively.

Inventory Valuation

Inventory allowances were approximately $64 thousand and $168 thousand at June 30, 2009, and September 30, 2008, respectively. See Note 3 to the Financial Statements. Changes to this account are reflected in the cost of goods sold line of our consolidated statements of operations.

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

Deferred Income Taxes

We had approximately $0.5 million and $0.4 million of deferred tax assets at June 30, 2009, and September 30, 2008, respectively. The increase in deferred tax assets results primarily from net loss incurred in respect of the 2009 Period and accumulated temporary differences between book and tax income.  During the 2009 Period, as part of our periodic evaluation of the need for a valuation allowance against our deferred tax assets, and after consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of our cumulative losses in recent years), we determined that, on a more likely than not basis, we would not be able to use any of our deferred tax assets, except in respect of United States income taxes arising from the repatriation of certain foreign source income earned by our Swiss subsidiary, Forward Innovations, which is currently considered to be permanently invested and for which no Unites States tax liability has been accrued. As such, we established a full valuation allowance against our deferred tax assets. As of June 30, 2009, the valuation allowance was approximately $0.5 million. If we determine that we will be able to realize some or all of our deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce our tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Provision for (benefit from) income taxes” line item of our consolidated statements of operations. No such valuation allowance was recorded as of September 30, 2008.  See Note 7 to the Financial Statements included in this Quarterly Report on Form 10-Q.

Forward Industries, Inc.

RESULTS OF OPERATIONS FOR THE 2009 QUARTER COMPARED TO THE 2008 QUARTER

Net loss

We incurred a net loss of $64 thousand in the 2009 Quarter compared to a loss of $111 thousand in the 2008 Quarter. The small improvement in the 2009 Quarter was due primarily to lower general and administrative expenses and to a lesser extent the absence of a provision for income tax expense (attributable to the effect of maintaining a full valuation allowance), compared to an income tax expense in the 2008 Quarter.  These factors were offset in small part by lower gross profit and lower other income (primarily interest income), as reflected in the table below:

(thousands of dollars)
	2009 Quarter	2008 Quarter	Increase (Decrease)
Net Sales.......................................................................................................	$4,107	$5,568	($1,461)

Gross Profit...................................................................................................	1,031	1,162	(131)
Selling, General and Administrative Expenses........................................	(1,158)	(1,325)	(168)
Other Income................................................................................................	62	97	(35)
(Provision for) benefit from Income Taxes..............................................	--	(45)	45
Net Loss*.....................................................................................................	($64)	($111)	$47

* Table may not total due to rounding.

Basic and diluted loss per share data was ($0.01) for the 2009 Quarter, compared to ($0.01) for the 2008 Quarter.

Net Sales

Net sales decreased $1.5 million, or 26%, to $4.1 million in the 2009 Quarter from $5.6 million in the 2008 Quarter, due to  lower sales of diabetic products, which declined $1.4 million, or 30%. Sales of other products declined $0.1 million, or 10%. Cell phone product revenues, which are now included in sales of “other products”, declined slightly and were $0.3 million in the 2009 Quarter and the 2008 Quarter. The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2009 Quarter Three Months ended June 30, 2009 (millions of dollars)
	Americas	APAC	Europe	Total*
Diabetic Products..................................	$0.9	$1.4	$0.8	$3.1
Other Products.......................................	0.9	0.1	--	1.0
Total*	$1.8	$1.5	$0.9	$4.1

Net Sales for 2008 Quarter Three Months ended June 30, 2008 (millions of dollars)
	Americas	APAC	Europe	Total*
Diabetic Products..................................	$1.0	$2.7	$0.8	$4.5
Other Products.......................................	0.9	0.1	0.1	1.1
Total*	$1.9	$2.8	$0.9	$5.6

* Tables may not total due to rounding.

Diabetic Product Sales

We design to the order of and sell directly to our OEM customers carrying cases used by diabetics to carry their personal electronic, blood glucose monitoring kits. In the 2009 Quarter, OEM customers for these carrying cases included Lifescan, Abbott Labs, Roche Diagnostics, and Bayer (including their subsidiaries, affiliates and contract manufacturers) as well as other customers. Our carrying cases are typically packaged as an accessory "in-box" with the monitoring kits that are sold by our OEM customers.

Sales of cases and related accessories for blood glucose monitoring kits decreased $1.4 million, or 30%, to $3.1 million in the 2009 Quarter, from $4.5 million in the 2008 Quarter.  This decline was primarily driven by lower sales to our largest customer, which decreased by $1.4 million in the 2009 Quarter compared to the 2008 Quarter due to lower unit volumes and a lower average selling price.  In addition, sales to another major diabetic product customer declined $0.2 million in the 2009 Quarter from the 2008 Quarter. These declines were offset, in part, by higher sales to our two other major diabetic product customers, which, in the aggregate, increased $0.4 million in the 2009 Quarter compared to the 2008 Quarter.

Sales of carrying cases for blood glucose monitoring kits represented 76% of our total net sales in the 2009 Quarter compared to 80% of our total net sales in the 2008 Quarter,  the decline being attributable to the decline in diabetic sales revenues for the 2009 Quarter.

Other Product Sales

We design and sell carrying solutions for items such as cell phones, cameras, portable oxygen tanks, bar code scanners, MP3 players, and other carrying solutions for an assortment of products on a made-to-order basis that are customized to meet the needs of our smaller OEM customers.   In general, sales of “other products” to order are made to numerous customers and typically vary from period to period without necessarily reflecting a significant trend in our business in this product line.  Beginning with the first fiscal quarter of 2009, we changed our presentation of sales by product line by combining cell phone product sales with “other product sales” as the amounts of cell phone product revenues ceased to warrant separate presentation.  For purposes of the discussion below, the 2008 Quarter results have, for consistency of presentation with the 2009 Quarter, been calculated retroactively to combine “other products” with cell phone products.

Forward Industries, Inc.

Sales of other products declined $0.1 million to $1.0 million in the 2009 Quarter from $1.1 million in the 2008 Quarter. This decline was primarily the result of lower sales to our largest customer of these products, which decreased $0.2 million in the 2009 Quarter from the 2008 Quarter. Also contributing to this decline were smaller decreases in sales to several other customers of these products, of which no decline exceeded $0.1 million in the 2009 Quarter. These declines were partially offset by higher sales to other smaller customers of these products, which increased $0.1 million in the aggregate 2009 Quarter compared to the 2008 Quarter.

Sales of other products represented 24% of our net sales in the 2009 Quarter compared to 20% of net sales in the 2008 Quarter.

Gross Profit

Gross profit decreased by $0.1 million, or 11%, to $1.0 million in the 2009 Quarter from $1.2 million in the 2008 Quarter which was primarily due to the $1.5 million decline in net sales. However, as a percentage of sales, gross profit increased to 25% in the 2009 Quarter compared to 21% in the 2008 Quarter. This improvement reflected better average gross profit percentage across all product lines in the 2009 Quarter, but especially in our diabetic products line, driven by the introduction of new products. Gross profit percentage also improved as a result of decreases in tooling and testing costs and a non-recurring reduction in our reserve for obsolete inventory, which, both of which had the effect of reducing “cost of goods sold”. These improvements were partially offset by the cost of operating our Hong Kong facility (which also is reflected in our “cost of goods sold”), a significant component of which represents fixed costs, which on a lower sales base, acts to reduce gross profit percentage.

Selling, General, and Administrative Expenses

Operating expenses decreased $0.2 million, or 13%, to $1.2 million in the 2009 Quarter from $1.3 million in the 2008 Quarter. Lower royalty expense, professional fees, and “other general and administrative expenses” (primarily insurance expense) were the primary drivers for the decrease. These reductions were partially offset by increases in selling personnel, and advertising and promotion expenses.  Changes in other categories of operating expenses were not significant.

Other Income

Other income, primarily interest income on cash balances, declined 36% to $62 thousand in the 2009 Quarter, compared to $97 thousand in the 2008 Quarter due primarily to lower average interest rates in the 2009 Quarter on slightly lower cash balances compared to the 2008 Quarter. The decline in interest income in the 2009 Quarter was offset in part by foreign currency transactions (which represents the other component of “other income”), as a result of net gains in the 2009 Quarter compared to net losses in the 2008 Quarter.

Pretax Loss

Pretax loss decreased 3% to $64 thousand in the 2009 Quarter compared to $66 thousand in the 2008 Quarter as a result of the changes as described above.

Income Taxes

We recorded no income tax expense (benefit) in the 2009 Quarter compared to a provision for income taxes of less than $0.1 million in the 2008 Quarter primarily due to our maintenance of a full valuation allowance against our deferred tax assets in the 2009 Quarter. See “Critical Accounting Policies and Estimates—Deferred Income Taxes”, above, and “Note 7 – Income Taxes” in Notes to Consolidated Financial Statements set forth elsewhere in this Quarterly Report on Form 10-Q.

At June 30, 2009, we had approximately $3.9 million of earnings attributable to our Swiss subsidiary for which no provision for U.S. Federal income has been recorded. Such earnings are currently considered to be permanently invested in such subsidiary.  The Company may, from time to time, re-evaluate whether such earnings shall continue to be permanently invested and whether and under what circumstances consideration will be given to their repatriation in a tax-efficient manner.

Forward Industries, Inc.

RESULTS OF OPERATIONS FOR THE 2009 PERIOD COMPARED TO THE 2008 PERIOD

Net loss

We incurred a net loss of $1.3 million in the 2009 Period compared to $0.8 million in the 2008 Period. The $0.6 million increase is a result of higher income tax expense (attributable to the effect of establishment of the valuation allowance in respect of deferred tax assets, discussed above at Note 7 in Notes to the Consolidated Financial Statements and “Critical Accounting Policies and Estimates—Deferred Income Taxes”), which led to a net income tax provision in the 2009 Period compared to a tax benefit in the 2008 Period, lower other income (primarily interest income), and lower gross profit, offset in part by lower selling, general and administrative expenses, as reflected in the table below:

(thousands of dollars)
	2009 Period	2008 Period	Increase (Decrease)
Net Sales.......................................................................................................	$13,670	$15,249	($1,579)

Gross Profit...................................................................................................	2,639	2,899	(260)
Selling, General and Administrative Expenses........................................	(3,876)	(4,386)	(510)
Other Income................................................................................................	218	541	(323)
(Provision for) benefit from Income Taxes..............................................	(300)	189	(490)
Net Loss*.....................................................................................................	($1,319)	($756)	($563)

* Table may not total due to rounding.

Basic and diluted loss per share data was ($0.17) for the 2009 Period, compared to ($0.10) for the 2008 Period. The increase in loss per share in the 2009 Period was due to the increase in net loss.

Net Sales

Net sales decreased $1.6 million, or 10%, to $13.7 million in the 2009 Period from $15.2 million in the 2008 Period, due primarily to lower diabetic product sales, which were $1.2 million lower in the 2009 Period compared to the 2008 period.  Sales of “other products” (which also includes cell phone sales), were $0.4 million, or 10%, lower in the 2009 Period compared to the 2008 Period. The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2009 Period Nine Months ended June 30, 2009 (millions of dollars)
	Americas	APAC	Europe	Total*
Diabetic Products..................................	$2.9	$4.3	$3.2	$10.3
Other Products.......................................	2.6	0.6	0.1	3.3
Total*	$5.5	$4.9	$3.3	$13.7

Net Sales for 2008 Period Nine Months ended June 30, 2008 (millions of dollars)
	Americas	APAC	Europe	Total*
Diabetic Products..................................	$2.1	$7.0	$2.4	$11.6
Other Products.......................................	2.4	0.8	0.5	3.6
Total*	$4.5	$7.8	$2.9	$15.2

* Tables may not total due to rounding.

Diabetic Product Sales

Sales of cases and related accessories for blood glucose monitoring kits decreased $1.2 million, or 11%, to $10.3 million in the 2009 Period, from $11.6 million in the 2008 Period.  These results were driven by lower sales to our largest customer, which decreased by $2.8 million, or 39%, in the 2009 Period compared to the 2008 Period primarily due to lower unit volumes in the 2009 Period.  This decrease was partially offset by higher sales to our other major diabetic product customers, which in the aggregate, increased $1.6 million. These increases were primarily attributable to several new in-box programs in the first fiscal quarter of 2009 as well as higher volumes of existing in box programs.

Sales of carrying cases for blood glucose monitoring kits represented 76% of our total net sales in the 2009 Period and the 2008 Period.

Other Product Sales

Beginning with the first fiscal quarter of 2009, we changed our presentation of sales by product line by combining cell phone product sales with “other product sales” as the amounts of cell phone product revenues ceased to warrant separate presentation.  For purposes of the discussion below, the 2008 Period results have, for consistency of presentation with 2009 Period, been calculated retroactively to combine “other products” with cell phone products.  Sales of other products declined $0.4 million, or 10%, to $3.3 million in the 2009 Period from $3.6 million in the 2008 Period. This decline was primarily the result of lower aftermarket sales of cell phone carry solutions in the 2009 Period, which decreased $0.2 million from the 2008 Period. Also contributing to this decline were smaller decreases in sales to several other customers of these products, which in the aggregate amounted to $0.3 million in the 2009 Period compared to the 2008 Period. These declines were offset, in part, by higher sales to one cell phone customer, which increased $0.1 million in the 2009 Period compared to the 2008 Period.

Sales of other products represented 24% of our net sales in the 2009 Period and the 2008 Period.

Gross Profit

           Gross profit decreased $0.3 million, or 9%, to $2.6 million in the 2009 Period from $2.9 million in the 2008 Period. This was primarily due to the $1.6 million decline in net sales and, to a lesser extent, to higher costs incurred in the operation of our Hong Kong facility (which costs are included in cost of goods sold)  in connection with the relocation of  the Hong Kong facility and related staffing changes there that increased Hong Kong personnel expense. Higher compliance, warehouse, rent, and travel costs in the 2009 Period also contributed to the higher level of Hong Kong costs.  These drags on gross profit were partly offset by reductions in tooling and testing costs and a decrease in our reserve for obsolete inventory (both of which are reflected in “cost of goods sold”).

Forward Industries, Inc.

As a percentage of net sales, our gross profit was 19% in the 2009 and 2008 Periods.

Selling, General, and Administrative Expenses

Operating expenses decreased $0.5 million, or 12%, to $3.9 million in the 2009 Period from $4.4 million in the 2008 Period due to a $0.2 million reduction in personnel costs, a $0.2 million reduction in royalty and commission expense, and a $0.1 million reduction in professional fees, as well as smaller reductions in other operating expenses.   The decline in personnel expense was as a result of the expiration at December 31, 2007, of employment agreements of two executives and related severance; and the reduction in royalty expense was due to the modification of the terms of the license that expired June 30, 2009 compared to royalty expense incurred under the prior license in the 2008 Period.

Other Income

Other income, primarily interest income on cash balances, declined 60% to $0.2 million in the 2009 Period, from $0.5 million in the 2008 Period due primarily to lower average interest rates in the 2009 Period on slightly lower cash balances compared to the 2008 Period and to a lesser extent as a result of net foreign currency losses incurred in respect of the 2009 Period compared to net foreign currency gains realized in the 2008 Period.

Pretax Loss

Pretax loss increased 8% to $1.0 million in the 2009 Period compared to $0.9 million in the 2008 Period as a result of the changes as described above.

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

At June 30, 2009, we had approximately $3.9 million of earnings attributable to our foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

LIQUIDITY AND CAPITAL RESOURCES

During the 2009 Period, we used $0.2 million of cash in operations compared to generating $37 thousand in the 2008 Period. Our net cash used in operating activities in the 2009 Period consisted of a net loss of $1.3 million, reduced by $0.6 million for non-cash items, and changes in working capital items of $0.5 million. As to working capital items, accounts payable decreased $0.7 million, which had the effect of using cash in operating activities. This change was offset by decreases in accounts receivable, inventories, and prepaid expenses and other current assets of $0.3 million, $0.6 million, and $0.2 million, respectively. The decrease in accounts receivable is attributable to the lower sales levels in the 2009 Period and the timing in which these accounts receivable were originated. The decrease in inventories and accounts payable is primarily due to the lower level of sales in the 2009 Period and lower average unit costs of inventory purchases during the 2009 Period. The decrease in prepaid expenses and other current assets is primarily due to the timing of payments made for our insurance policies and in connection with the inception of our lease for our Hong Kong facility.

Forward Industries, Inc.

During the 2008 Period, we generated $37 thousand of cash from operations consisting of a net loss of $0.8 million, decreased by $0.4 million for non-cash items, and $0.4 million for net changes in working capital items. Working capital items included changes in accounts payable and prepaid and other current assets of $1.1 million and $0.3 million, respectively, which increased net cash provided by operating activities, whereas changes in inventory and accounts receivable of $0.8 million and $0.3 million, respectively, decreased net cash provided by operating activities.

Investing activities used $0.1 million in the 2009 Period for purchases of property, plant and equipment, primarily leasehold improvements and furniture and fixtures for our new Hong Kong procurement and quality control facility. In the 2008 Period, net investing activities used $24 thousand for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

Net financing activities generated $14 thousand in the 2009 Period as the result of disgorgement of short-swing profits us by a former 10% shareholder in accordance with applicable rules and regulations under the Exchange Act.  We accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds, net of tax, as an increase in additional paid-in capital in our consolidated balance sheets.   Financing activities generated $39 thousand in proceeds from the exercise of stock options in the 2008 Period.

At June 30, 2009, our current ratio (current assets divided by current liabilities) was 14.2; our quick ratio (current assets less inventories divided by current liabilities) was 13.7; and our working capital (current assets less current liabilities) was $22.3 million.  As of such date, we had no short or long-term debt outstanding.

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

Forward Innovations maintains a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment Period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.35% as June 30, 2009). At June 30, 2009, Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $315,000 as of June 30, 2009) in favor of Forward Innovations' freight forwarder and customs agent.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Notes 4 and 10 to the unaudited consolidated Financial Statements set forth in Item 1.

On September 27, 2002, our Board of Directors authorized the repurchase of up to 400,000 shares of our outstanding common stock, or approximately 7% of the number of shares then outstanding. On January 21, 2004, our Board increased the amount of shares authorized for repurchase to 486,200. Under that authorization, as of June 30, 2009, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million. In addition, in connection with an exercise of outstanding stock options, 72,917 shares were purchased during Fiscal 2008 in a non-cash transaction, which was outside the foregoing authorizations.  No repurchases were made during the 2009 Period.  The repurchase program may be discontinued or terminated at any time.

Forward Industries, Inc.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various contractual obligations and commercial commitments that, under GAAP are not recorded as a liability.   The following is a summary of such contractual cash obligations as of June 30, 2009:

Contractual Obligation or Commitment	Jul 09 – Jun 10	Jul 10 – Jun 12	Jul 12 – Jun 14	Thereafter
Employment Agreements	$213,000	$ --	$ --	$ --
Operating Leases	261,000	417,000	--	--
Totals	$474,000	$417,000	$ --	$ --

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

Changes in internal controls

In accordance with paragraph (d) of Exchange Act Rule 13a-15, our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2009 Quarter.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2009 Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Forward Industries, Inc.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2009, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

The following risk factors are new or have been expanded or updated from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, but the factors below do not constitute all the risk factors that pertain to our business.  Please review our Annual Report on Form 10-K for a complete description of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 on page 16 of this Quarterly Report on Form 10-Q.

Deterioration of economic conditions may continue to negatively impact our business.

Our business has been, and may continue to be, adversely affected by the domestic and/or global recession and financial crisis and changes in economic conditions brought on by the recession/financial crisis, including changes in consumer preferences or consumer spending rates, inflation/deflation expectations, interest or exchange rates, by the responses of our OEM customers to these conditions, and by the effects of governmental initiatives to manage economic conditions. In the 2009 Quarter, we experienced continuing sales declines in certain product categories as well as a significant decline in sales to our largest customer for blood glucose monitors, a product line we believed might be relatively insulated from the deteriorating economy. Ongoing economic weakness and/or changes in economic conditions could continue to adversely affect the demand for our products, our OEM customer relationships in channels with high customer concentration, the cost of needed raw materials, or transportation-related costs, thereby adversely affecting our business, operating results and financial condition.

The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things: impair the financial condition of some of our customers and suppliers thereby increasing customer bad debts or non-performance by suppliers; or make it more difficult or costly for us to obtain financing in connection with an acquisition.  We can not predict the duration of the financial crisis or severe economic recession. If the crisis persists or worsens and economic conditions remain weak over a protracted period, the likelihood of the crisis having a more significant impact on our business increases.

If any one or more of our OEM customers elect to reduce their “in-box” accessory model, our results of operations and financial condition would be materially and adversely affected.

The predominant percentage of our revenues is derived from sales of case accessories to our OEM customers who package our cases “in-box” with their consumer electronics products.  Certain OEM customers have begun to advise us of proposed changes in their “in box” business model whereby the carry solution is a much lower cost, lower price simplified carry solution or whereby our OEM customer may not include carry solution accessories “in box” at all.  We believe the proposed changes to lower priced cases and/or elimination of carry solutions in the “in box” model are intended to reduce expense to the OEM customer as well as reduce the cost of the electronic device to the consumer.  It is possible that the financial crisis and economic recession referred to above may serve to accelerate the rate at which our OEM customers may implement change in the “in-box” model of delivering carry solutions accessories to consumers of the OEMs’ consumer electronic devices.  If one or more of our OEM customers generally begin to simplify, reduce, and/or eliminate the accessories in box as described above, we would incur a significant decline in revenues and our results of operations and financial condition would be materially and adversely affected.

Forward Industries, Inc.

Furthermore, as our cell phone product business weakened very significantly beginning in Fiscal 2007, our business presence in the so-called “aftermarket” distribution channel to wholesalers, retailers, and/or the consumer directly weakened correspondingly, because our presence in that distribution channel has traditionally been tied to our success in our cell phone product business.  As a result, our business is now concentrated exclusively in distribution directly to OEM customers.  Accordingly, the effects of any change or further weakness in our OEM business will be magnified and of the utmost significance in its adverse effects on our results of operations and financial condition.

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

Dated: August 5, 2009
FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Douglas W. Sabra
Douglas W. Sabra
Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna
James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)