Form 10-K
period 2009-09-30
FORWARD INDUSTRIES INC
filed 2009-12-09
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

[   ] Yes      [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes      [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rue 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X ] Yes      [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes     [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $13,936,537.

As of December 4, 2009, 7,937,188 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference
Certain specified portions of the registrant’s proxy statement in respect of its annual meeting of shareholders expected to be held on or about February 9, 2010, are incorporated by reference into Part III (Items 10-14) of this Annual Report on Form 10-K to the extent described herein.

Forward Industries, Inc.

Table of Contents

	PART I	Page No.
Item 1.	Business...............................................................................................................................................................	4

Item 1A.	Risk Factors.........................................................................................................................................................	9

Item 1B.	Unresolved Staff Comments............................................................................................................................	13

Item 2.	Properties.............................................................................................................................................................	13

Item 3.	Legal Proceedings.............................................................................................................................................	14

Item 4.	Submission of Matters to a vote of Security Holders .................................................................................	14

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.............................................................................................................	14

Item 6.	Selected Financial Data......................................................................................................................................	15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations................	15

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.....................................................................	23

Item 8.	Financial Statements and Supplementary Data..............................................................................................	23

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..............	23

Item 9A.	Controls and Procedures....................................................................................................................................	23

Item 9A(T).	Controls and Procedures ...................................................................................................................................	23

Item 9B.	Other Information................................................................................................................................................	24

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance............................................................................	24

Item 11.	Executive Compensation...................................................................................................................................	25

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25

Item 13.	Certain Relationships and Related Transactions, and Director Independence........................................	25

Item 14.	Principal Accountant Fees and Services........................................................................................................	25

	PART IV
Item 15.	Exhibits and Financial Statement Schedules..................................................................................................	25

	Signatures............................................................................................................................................................	46

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

“Forward HK” refers to Forward Industries’ wholly owned subsidiary Forward Industries HK, Ltd., a Hong Kong corporation
 (formerly Koszegi Asia Ltd.);

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

“Fiscal 2009” refers to our fiscal year ended September 30, 2009;

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

“Americas” refers to the geographic area encompassing North, Central, and South America;

“OEM” refers to Original Equipment Manufacturer of certain consumer electronic products.

Forward Industries, Inc.

PART I

ITEM 1.              BUSINESS

General

We design, market, and distribute carry solutions primarily for hand held electronic devices, including soft-sided carrying cases, bags, clips, hand straps, protective face plates, and other accessories for medical monitoring and diagnostic kits, cellular telephones, and bar code scanners. We also design, market and distribute carry cases for other consumer products such as laptop computers, MP3 players, firearms and sporting, recreational, and aeronautical and products.  Our principal customer market is original equipment manufacturers, or “OEMs”, of these products that package our carry solution products as accessories “in box” together with their product offerings or the contract manufacturing firms of these OEM customers.  In Fiscal 2009 and Fiscal 2008 sales to OEM customers (or their contract manufacturers) accounted for approximately 100% and 98% of our net sales, respectively.

We do not manufacture any of the products that we design, market, and distribute.  We source substantially all products we market and distribute from independent suppliers in Asia and an immaterial percentage in the United States.  Our suppliers custom manufacture our carrying cases and related products to our order based on our designs and know-how and to our customers’ specifications. Typically, we ship these products to our OEM customers, or to their contract manufacturers, to be packaged with their consumer products prior to distribution and sale.

Corporate History

Forward Industries, Inc. was incorporated in 1961 under the laws of the State of New York. Our original business was the manufacture and distribution of advertising specialty and promotional products. In 1989, we acquired Koszegi Industries, Inc., a manufacturer of soft-sided carrying cases.  The carrying case business became our predominant business, and in September 1997, we sold the assets relating to the production of advertising specialty and promotional products, ceasing to operate in that segment.

In May 1994, we formed Forward Industries HK Ltd. as a wholly owned, Hong Kong-based, subsidiary of Forward to facilitate a more nimble and robust carrying case procurement and quality control infrastructure, and to enhance our foreign sourcing capabilities. With Forward HK’s ability to source quality cases in the APAC Region on short lead times, we determined that our domestic production capability was unnecessary, sold the related assets, and we now source substantially all our products from suppliers in the APAC Region.  See "Product Supply".

In May 2001 we formed Forward Innovations GmbH, a wholly owned Swiss subsidiary of Forward, to facilitate distribution of aftermarket products and to further develop our OEM European business presence.  After the expiration of successive retail/wholesale distribution licenses in December 2007 and March 2009, staff at Forward Innovations was significantly reduced and now primarily serves our OEM European customers.   See “Marketing, Distribution, and Sales”.

As previously disclosed, in connection with the decline in our cell phone accessory business and scaling back in demand from certain OEM customers in the diabetic case line during the current economic downturn, we adopted a strategy to diversify our business by means of acquisition.  We are currently assessing potential acquisition and or investment targets.

Products

We design and market to our customers’ order carry solutions for hand held consumer electronics and other products, including soft-sided carrying cases, bags, clips, hand straps, protective faceplates, and other accessories made of leather, nylon, vinyl, plastic, PVC and other synthetic fabrics. Our products are used by consumers for carrying or transporting portable electronic and other products such as blood glucose monitoring kits, cellular telephones, bar code scanners, laptops computers, firearms, and other products. Our carrying cases are designed to enable these devices to be stowed in a pocket, handbag, briefcase, or backpack or clipped to a belt or shoulder strap, while protecting the electronic device from scratches, dust, and mishandling.

Forward Industries, Inc.

Cases for Diabetic Products

We sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers) of these electronic, monitoring kits made for use by diabetics.  We typically sell these cases at prices ranging from $0.40 to $9.00 per unit.  Unit volumes are sold predominantly at the lower end of this price range.  The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits.  The kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders.  As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet.  Since the end of 2007, OEMs have sought to reduce the cost of these cases by simplifying their design.

Other Carrying Case Products

                We also sell carrying solutions to OEMs for a diverse array of other portable electronic and other products, including cell phones, laptop computers, bar code scanners, cameras, binoculars, firearms, portable oxygen tanks, MP3 players, and a variety of other products on a made-to-order basis that are customized to fit the products sold by our OEM customers.  Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design the carry solution.

Product Development

We typically receive requests to submit product designs in connection with a customer’s introduction and rollout to market of a new product that the customer has determined to accessorize and customize with a carry solution.  Our OEM customers furnish the desired functionality, size and other basic specifications for the carrying case or other product, including the OEM’s identifying logo imprint on the product.  Our in-house design and production staff develops more detailed product specifications and design options for our customer’s evaluation.  We then furnish the customer with product samples.  Working with our suppliers and the customer, samples are modified and refined.  Once approved for commercial introduction and order by our customer, we work with our suppliers to ensure conformity to the definitive product samples and specifications.  Manufacture and delivery of products in production quantities are coordinated with the customer’s manufacturing and shipment schedules so that our carry solution products are available to be included “in box” (in the packaging) with the OEM’s product prior to shipment and sale.

Marketing, Distribution, and Sales

Geographic Sales Distribution

Through our wholly owned subsidiaries, Koszegi and Forward Innovations, we sell our products globally.  The approximate percentages of net sales to customers by their geographic location for Fiscal 2009 and Fiscal 2008 are as follows:

	Net Sales Fiscal Years Ended September 30,
Geographic Location:	2009	2008
Americas..................................................................................................................	40%	30%
APAC.......................................................................................................................	38%	50%
Europe......................................................................................................................	22%	20%
Totals....................................................................................................................	100%	100%

                The importance of the APAC region is attributable to the fact that certain of our key OEM customers outsource product manufacture to contract manufacturers located in China or elsewhere in Asia.  In these instances, we ship product to, and product is packaged “in box” at, such contract manufacturer’s facility.  If payment to us is due from the contract manufacturer, we identify the sale to its geographic location rather than that of the OEM customer for whom the contract manufacturer is supplying product.  The reduction in APAC contribution to net sales in Fiscal 2009 compared to Fiscal 2008 was due to the reduction in revenue from our largest diabetic case customer, which uses such a contract manufacturer.  See Note 13 to the audited consolidated financial statements included in Item 8 of this Annual Report.

Forward Industries, Inc.

Channels of Distribution

We primarily ship our products directly to our OEM customers or their contract manufactures, who package our carry solutions products “in box” with the OEM customer’s products.  Sales in the aftermarket distribution channel, which consisted primarily of sales of cell phone cases under license from Motorola, declined in recent years such that this channel became immaterial by Fiscal 2009.

Sales by Product Line

Sales of carry case accessories for “Diabetic Products” and for “Other Products” accounted for approximately the following percentages of total net sales in Fiscal 2009 and Fiscal 2008:

	Fiscal Year Ended
Sales:	2009	2008
Diabetic Products...................................................................................................	75%	76%
Other Products*......................................................................................................	25%	24%
Totals....................................................................................................................	100%	100%

* Beginning with Fiscal 2009, we changed the manner of our presentation of sales by product line by combining Cell Phone Product sales with Other Product sales as the amounts of cell phone product revenues ceased to warrant separate presentation. Therefore, Fiscal 2008 percentages in the table above, for consistency of presentation with Fiscal 2009, are calculated to combine sales of Cell Phone Products with Other Products.

Sales Concentration

We have approximately 80 active customers.  Of these, three customers, including their affiliates, and contract manufacturers, accounted for approximately 66% of our net sales in Fiscal 2009 and 75% in Fiscal 2008. All three are OEMs of diabetic monitoring kits. These customers package our carry case accessories “in box” with their branded products or use them as promotional items. The approximate percentages of net sales contributed by each of these three customers for Fiscal 2009 and Fiscal 2008 are as follows:

	Fiscal Year Ended
Customer:	2009	2008
Customer-1...............................................................................................................	35%	46%
Customer-2...............................................................................................................	21%	20%
Customer-3...............................................................................................................	10%	9%
Totals....................................................................................................................	66%	75%

Sales Force

During Fiscal 2009 and Fiscal 2008 substantially all net sales were made directly by our employees, which are assigned key accounts or defined geographic sales territories.  See “Risk Factors” in Item 1A. of this Annual Report - “Our business could suffer if the services of key sales personnel we rely on were lost to us.”

OEM Distribution Hubs

We have distribution hub agreements with three OEM customers.  These agreements obligate us to supply our products to the customer’s distribution hubs (may be multiple locations) where its products are manufactured and/or warehoused pending sale and where our products are packaged in-box with the OEM customer’s products. The product quantities we are required to supply to each distribution hub are based on the OEM customer’s forecasts.  We do not recognize revenue for product shipped to a hub until we have been advised by our customer that product has been withdrawn from the distribution hub to be placed “in box”. Hub arrangements have had the general effect of extending financing for our customers’ inventory build by extending the time between our placement of orders to our suppliers in order to ship and supply the hubs and the time that we are able to recognize revenue.  The corollary effect is an increase in our inventory levels.

Forward Industries, Inc.

Credit Risk

We generally sell our products on 60- to 90-day credit terms customary in the industry.  .Historically, we have not had significant credit problems with our customers. Our significant OEM customers are large, multi-national companies with good credit histories. None of these customers is or has been in default to us, and payments are generally received from them on a timely basis. Two customers, including their affiliates or contract manufacturers, accounted for approximately 63% and 74% of the Company's accounts receivable at September 30, 2009 and 2008, respectively.

When we ship product to our OEM customer’s designated contract manufacturer and invoice such manufacturer (and not the OEM customer), even though our order flows originate with and depend on our relationship with the OEM, our accounts receivable credit risk lies with the contract manufacturer.  Our OEM customer does not guarantee the credit of the contract manufacturer to whom the OEM requests us to ship our carrying case products, and such order volumes may be significant from time to time.  In most cases, these contract manufacturers are themselves major multinational enterprises with good credit.

Foreign Exchange Risk

Certain OEM customers have established sales and manufacturing operations in China.  In addition, as noted above, certain OEM customers may outsource manufacturing and packaging of the products with which our carrying case solutions are packaged “in box” to contract manufacturers located in China or in Southeast Asia.  Accordingly, our payment and remittance arrangements with such customers may subject these arrangements to Chinese or other local currency regulations.   See Item 1A. of this Annual Report on Form 10-K: “Risk Factors—Payments to us by or on behalf of our customers of accounts receivable originated in China or other Asian nations may be subject to local regulations or moratorium that restrict the right to convert foreign currencies into U.S. dollars or U.S. dollars into foreign currencies, or that prevent, delay, or restrict the ability to remit U.S. dollars to the United States”.

Product Supply

Manufacturing

The manufacture of custom carrying cases and other carry solution products generally consists of die cutting fabrics and heat sealing, gluing, sewing, and decorating (affixing logos to) the cut-outs by means of silk screening, hot-stamping, embroidering or embossing. The principal materials used in the manufacture of our products are vinyl, nylon, leather, metal and plastic parts (for clips, buckles, loops, hinges and other hardware), foam padding and cardboard, all of which are obtained according to our specifications from suppliers.  We do not believe that any of the component materials or parts used by our suppliers in the manufacture of our products is supply constrained.  We believe that there are adequate available alternative sources of supply for all of the materials used to manufacture, package, and ship our products. We experienced some inflationary impact on prices we pay our suppliers during Fiscal 2008, but these forces appear to have abated for the most part in Fiscal 2009 and currently.

Suppliers

We procure substantially all our supply of carrying solutions products from independent suppliers in Asia, most of which are Chinese business entities located in China.  Depending on the product, we may require several different suppliers to furnish component parts or pieces.  We purchased approximately 90% and 95% of our products from seven such suppliers in Fiscal 2009 and Fiscal 2008, respectively. One China supplier accounted for approximately 54% and 43% of our product purchases in Fiscal 2009 and 2008.

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

Forward Industries, Inc.

Quality Assurance

To ensure that product manufacturing by our foreign suppliers meets our quality assurance standards, products we sell and distribute are inspected by independent contractors in China, which may be affiliated with one or more of our suppliers.  These contractors are overseen by our quality assurance employees based in Hong Kong.

Quality assurance and sourcing-related expenses are reflected in cost of goods sold in our results of operations. In January 2009, our Hong Kong inspection facility renewed its ISO 9001:2000 quality certification.

Logistics

Once our products are approved for shipment by our inspection and quality control procedures, the products are typically shipped to our customer’s destination port on ocean-going container vessels. In certain cases, at the customer’s request, we will ship products by air freight or ground transport to a customer’s location in China or Hong Kong. Most ocean-going shipments bound for the United States are off-loaded at the port of Los Angeles or San Francisco, but certain customers arrange for shipments to East coast ports, such as Miami or Philadelphia. European shipments generally are routed via Rotterdam, Frankfurt, or London.  See “Item 1A. in this Annual Report “Risk Factors—Our shipments of products via container freight to customers in the United States and Europe are subject to delays or cancellation at port facilities due to work stoppages or slowdowns, damage caused by weather or terrorism and congestion due to inadequacy of equipment and other causes.”

We ship our products to our customers by common carrier.

Insurance

    We maintain commercial loss and liability, business interruption, and general claims and other insurance customary for our business. We do not maintain credit insurance for our trade accounts receivable.

Competition

The business in which we engage is highly competitive in terms of product pricing, design, delivery terms, and customer service.  In the production of carrying cases and related carry solutions for OEM products, we compete with numerous United States and foreign producers and distributors.  Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an effective product design capability, rapid response time to customer requests for proposals and product shipment, competitive pricing, reliable product delivery, and product quality. We believe that our ability to compete based on product quality assurance considerations is enhanced by the local presence of our Hong Kong and outsourced Chinese based quality control and shipment capabilities. See Item 1A. in this Annual Report on Form 10-K: “Risk Factors - The carrying solutions business is highly competitive and does not pose significant barriers to entry.”

Employees

At September 30, 2009, we had 30 full-time employees, of whom two are employed in executive capacities, four are employed in administrative and clerical capacities, seven are employed in sales and sales support, six are employed in design and product development capacities, and 11 are employed in sourcing, quality control, and warehouse capacities. We consider our employee relations to be satisfactory.  None of our employees are covered by a collective bargaining agreement.

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

Regulation and Environmental Protection

Our business is subject to various regulations in various jurisdictions, including the United States and member states of the European Community, that restrict the use or importation of products manufactured with compounds deemed to be hazardous.  We work with our suppliers to ensure compliance with such regulations.  In addition, from time to time one or more customers may require testing of our products to ensure compliance with applicable consumer safety rules and regulations or the customer’s safety or packaging protocols.  Because we do not manufacture the products that we sell and distribute, compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any direct material effect upon our capital expenditures, earnings, or competitive position.  However, compliance with such laws and regulations on the part of our suppliers may result in increased costs of supply to us, particularly if domestic environmental regulation in China becomes more prevalent.

Forward Industries, Inc.

We have not been engaged in any environmental litigation or incurred any material costs related to compliance with environmental or other regulations.  From time to time we incur chemical and/or safety laboratory testing expense in order to address customer requests regarding our product materials or method of manufacture or regarding their packaging methods and standards.

ITEM 1A.           RISK FACTORS

Please read the note regarding "Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995" that appears on pages 15-16 of this Annual Report on Form 10-K.

Our business has become more highly concentrated in our Diabetic Products line, thus increasing the risks to our financial condition and results of operations compared to periods when revenue from customers from two principal product lines were more balanced. If our Diabetic Products line were to suffer the loss of a principal customer or a further decline in or loss of sales, our business would be materially and adversely affected.

From 2001-2006, revenue from customers in our diabetic and cell phone product lines fluctuated without one being consistently predominant.  As a consequence of the steep decline in revenues from sales of cell phone accessories over the past several years, revenues from sales of diabetic cases from OEM customers now accounts for approximately 75% of net revenues.  Our business is now characterized by very high product line as well as customer concentration.  In such circumstances, our financial condition and results of operations are subject to higher risk from the loss of a diabetic case customer or from changes in the business practices of OEMs of blood glucose monitors, for example, a decision to reduce or eliminate inclusion of cases in box with the electronic device or a decision to focus on insulin pumps instead of insulin by injection.

Our business is and has been characterized by a high degree of customer concentration.  Our three largest customers accounted for approximately 66% and 75% of net sales in Fiscal 2009 and Fiscal 2008, respectively; the loss of, or material reduction in orders from, any of these customers could materially and adversely affect our results of operations and financial condition.

At present the predominant percentage of our sales revenues is concentrated in three large OEM customers, including their affiliates and/or their contract manufacturers.  The loss of any of these customers, whether as a result of its purchase of its carry solution requirements from another vendor, its decision to manufacture its own carrying cases, its decision to award its orders to one of our competitors, or otherwise, would have a material adverse effect on our financial condition, liquidity and results of operations.

Our business could suffer if the services of key sales personnel we rely on were lost to us.

We are highly dependent on the efforts and services of certain key sales representatives who have account responsibility for, and have longstanding relationships with one or more of our largest customers.  Our business could be materially and adversely affected if we lost the services of any such individual.  If we lost the services of a key sales representative, we might experience a material reduction in orders from his customers, resulting in a loss of revenues, which would materially and adversely affect our results of operations and financial condition.

Forward Industries, Inc.

If any one or more of our OEM customers elect to reduce or discontinue inclusion of cases “in-box”, our results of operations and financial condition would be materially and adversely affected.

The predominant percentage of our revenues is derived from sales of case accessories to our OEM customers who package our cases “in-box” with their electronics.  With the global financial crisis and recession, OEMs have sought to cut costs and reduce expenses.  If one or more of our OEM customers generally begin to reduce or discontinue the practice of including carry case accessories in-box, we would incur a significant decline in revenues and our results of operations and financial condition would be materially and adversely affected.

At any time, a significant percentage of our accounts receivable risk may be concentrated in a small number of customers.

Two customers accounted for approximately 63% and 74% of our accounts receivable at September 30, 2009 and September 30, 2008, respectively. The failure to receive or collect such amounts when, and as, due could have a material adverse effect on our financial condition, liquidity, and results of operations.

In a price constrained global economy we continue to encounter pressures from certain OEM customers to maintain or even roll back prices or to supply lower priced carry solutions. The effects of price constraints on our business may from time to time be exacerbated by inflationary pressures that affect our costs of supply.

During Fiscal 2009 and Fiscal 2008, we experienced significant pricing pressure from our OEM customers.  When we are unable to extract comparable pricing concessions from our suppliers, this has resulted in the erosion of product sales margins.  From time to time we may encounter pressures from suppliers to raise their prices to us due to inflationary pressures affecting materials and labor costs incurred by our Chinese vendors and inflationary pressures generally on costs of energy and commodities.  In addition, prices these vendors charge to us may reflect appreciation of Chinese currency against the US dollar, which is passed through to us in the form of higher US dollar prices. When calculated on the basis of reduced sales volumes, these pressures contribute to reduced gross profit percentage.  We anticipate that pressures on our ability to maintain or increase prices as well as shifts in our product mix will continue to exert downward pressure on our gross profit percentage in the fiscal year ending September 30, 2010.

Our results of operations are subject to the risks of fluctuations in the values of foreign currencies relative to the U.S. Dollar; for example, if the factors tending to support appreciation of the Chinese renminbi, in which a significant portion of our suppliers’ costs are denominated, and depreciation of the US Dollar, in which most of our revenues are denominated, continue, our gross margins will be subject to further pressure.

Our results of operations are expressed in U.S. Dollars.  When the U.S. Dollar appreciates or depreciates in value against a currency in which all or a significant portion of our costs of goods sold are denominated or influenced, such as the Chinese renminbi, our results will be benefited or adversely affected, respectively.  If, for example, China were to permit the renminbi to float to a free market rate of exchange, it is widely anticipated that the U.S. Dollar would depreciate in value relative to the renminbi, which would have the effect of increasing our costs of goods sold in U.S. dollar terms and adversely affecting our results of operations if we could not pass those increases along to our customers or enter into financial arrangements that hedged or otherwise mitigated this risk.  During Fiscal 2009 currency markets pushed the renminbi up and the U.S. Dollar down, having the effect described above.  The opposite relationship would apply to U.S. Dollar fluctuations with respect to a currency in which sales revenues or other accounts receivable are denominated.  When the U.S. Dollar appreciates or depreciates in value against a currency, such as the Euro, in which a significant part of our revenues is denominated, our results of operations can be adversely affected or benefited, respectively.  The significant appreciation of the Euro against the U.S. Dollar since the beginning of 2003 has had the effect of increasing, in U.S. dollar terms, U.S. Dollar denominated sales on our statement of income in proportion to Euro-denominated sales revenues.  A reversal of this trend could adversely affect our results of operations.

Payments to us by or on behalf of our customers of accounts receivable originated in China or other Asian nations may be subject to local regulations or moratorium that restrict the right to convert foreign currencies into U.S. dollars or U.S. dollars into foreign currencies, or that prevent, delay, or restrict the ability to remit U.S. dollars to the United States.

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

Because our sales revenues are highly concentrated in a few large customers, and because the volumes of these customers' order flows to us can fluctuate markedly in a short period of time, our quarterly revenues, and consequently our results of operations, may be highly variable and subject to significant changes over a relatively short period of time.

Our OEM customers may keep consumer electronic products for which our carry solutions have been selected to be packaged "in-box" in active promotion for many months, or for a very short period of time, depending on various factors, including the popularity of the product, product development cycles, new product introductions, and our customers' competitors' product offerings.  As demand for the product related to the in-box program matures and decreases, we may be forced to accept significant price reductions for our carry solutions, which will adversely affect revenue.

These factors tend to lead to a high degree of variability in our quarterly revenue levels.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increase or decrease the size(s) of, or eliminate, their orders from us by amounts that are material to our business.

Our gross margins, and therefore our profitability, vary considerably by customer and by product type, and if the relative revenue contribution from one or more OEM customers changes materially, relative to total revenues, our gross profit percentage may fluctuate or decline.

Our gross profit margins can vary widely depending on the customer, order size, market in which the customer's products are sold and the types of carrying cases and related accessories sold.  In addition, there is a broad range of selling prices and profit margins within our soft-sided carrying cases product line, and there is also a broad range of selling prices and margins between, for example, soft-sided carrying cases and other carry solutions such as straps, clips, cleaning cloths, and camera attachment cases.  Because of the broad variability in price ranges and product types, we anticipate that gross margins, and accordingly net income, may fluctuate depending on the relative revenue contribution by customer of carrying cases for blood glucose monitors compared to carry solutions for “other products”, as well as our OEM customers' order patterns and preferences for more or less expensive cases and or other accessories to be included as accessories "in box".  Such fluctuations may have the effect of masking the impact of fluctuations in unit volume sale trends.

Product manufacture is often outsourced by our OEM customers to contract manufacturing firms in China and in these cases it is the contract manufacturer to which we must look for payment.

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

Forward Industries, Inc.

Substantially, all of our products are manufactured by Chinese manufacturers in China. Our reliance on foreign suppliers, manufacturers, and other contractors involves significant risks, including risk of product quality issues and reduced control over quality assurance, manufacturing yields and costs, delivery schedules, the potential lack of adequate capacity, the lack of capital, and potential misappropriation of our designs.

Our shipments of products via container freight to customers in the United States and Europe are subject to delays or cancellation due to work stoppages or slowdowns, piracy, damage to port facilities caused by weather or terrorism, and congestion due to inadequacy of port terminal  equipment and other causes.

Substantially all of our carrying solutions products are sourced from China or elsewhere in Asia.  To the extent that there are disruptions or delays in loading container cargo in Asian ports or off-loading cargo at ports of destination as a result of labor disputes, work-rules related slowdowns, tariff or World Trade Organization-related disputes, piracy, physical damage to port terminal facilities or equipment caused by severe weather or terrorist incidents, congestion in port terminal facilities, inadequate equipment to load, dock and offload container vessels or energy-related tie-ups or otherwise, or for other reasons, product shipments to our customers will be delayed.  In any such case, our customer may cancel or change the terms of its purchase order, resulting in a cancellation or delay of payments to us. A closure or partial closure of Hong Kong, Chinese, United States or European port facilities or other causes of delays in the loading, importation, offloading or movement of our products to the shipping destination agreed with our customer could result in increased expenses, as we try to avoid such delays, delayed shipments or cancelled orders, or all of the above. Depending on the severity of such consequences, this may have an adverse effect on our financial condition and results of operations.

The carrying solutions business is highly competitive and does not pose significant barriers to entry.

There are many competitors in the sale of carry solutions products to OEMs, and competition is intense.  Since little or no significant proprietary technology is involved in the design, production, or distribution of the types of products we sell, others may enter the business with relative ease and compete against us.  Such competition may result in the diminution of our market share or the loss of one or more major OEM customers, thereby adversely affecting our net sales, results of operations, and financial condition.  Many of our competitors are larger, better capitalized, and more diversified than we are and may be better able to withstand a downturn in the general economy or in the product areas in which we specialize.  These competitors may also have less sales concentration than we do and be better able to withstand the loss of a key customer or diminution in its orders.

We have announced our intention to diversify our business by means of acquisition or other business combination.

We believe that, as a result of the global financial crisis and recession, certain of our large OEM customers have embarked on cost cutting and expense reduction strategies that have reduced our revenue and adversely affected our gross margin and net profit.  Our business has not generated operating or net profit in 11 quarters.  As a consequence, our Board of Directors directed management to pursue expansion and/or diversification by means of acquisition or other business combination, and management has for more than the past year carefully evaluated a number of acquisition opportunities brought to us by our financial advisers. There can be no assurance as to the type of business that we may determine holds promise for our shareholders, the cost in cash or securities of such an acquisition or other combination, the potential dilution to existing shareholders if our securities are issued as part of transaction consideration, or the business risks that accompany any such transaction and/or our entry into an additional business segment. There can be no assurance that we will be successful in our efforts to make an acquisition or that any business that we do acquire or invest in will be profitable.  There can be no assurance as to the timing of a transaction, or that the market price of our common stock will not decline in response to any such transaction as may be effected.

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

We maintain cash balances in our bank accounts that exceed the FDIC insurance limitation.

We maintain our cash assets at commercial banks in the U.S. in amounts in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000 and in Europe in amounts that may exceed any applicable deposit insurance limits. In the event of a failure at a commercial bank where we maintain our deposits or uninsured losses on money market or other cash equivalents in which we maintain cash balances, we may incur a loss to the extent such loss exceeds the insurance limitation, which could have a material adverse effect upon our financial conditions and our results of operations.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

    Not Applicable

ITEM 2.              PROPERTIES

We lease approximately 9,400 square feet of office and warehouse space at 1801 Green Road, Pompano Beach, Florida under an agreement that expires in May 2012. We use this office space as our executive office and our United States sales office. During a portion of Fiscal 2009, the Company subleased approximately 3,100 square feet of this space to a non-affiliated company as an expense reduction measure. On November 5, 2009, we terminated this agreement effective retroactive to October 1, 2009, and entered into a sub-lease with a tenant at the same premises for 5,300 square feet of office and warehouse space at a lower rent on a month to month basis, in consideration for a lease termination payment to the landlord. See Note 14 to the Audited Consolidate Financial Statements set forth in this Annual Report on Form 10-K.

In November 2008, Forward HK entered into a three year lease commitment for approximately 4,400 square feet of office space in Kowloon, Hong Kong, which extends through October, 2011. We use this office space as our sourcing, quality assurance, and logistics center.

Forward Innovations leases approximately 1,300 square feet of office space in Cham, Switzerland, which we use as our European sales and administrative office.  This lease can be cancelled by us either party with a six-month notice.

We believe that each of the foregoing leased properties is adequate for the purposes for which it is used. All leases are with independent third parties.  We believe that the loss of any lease would not have a material adverse effect on our operations as we believe that we could identify and lease comparable facilities upon approximately equivalent terms.

Forward Industries, Inc.

ITEM 3.              LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2009, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders in the fourth quarter of Fiscal 2009.  We anticipate that the annual meeting of shareholders in respect of the fiscal year ended September 30, 2009, will be held in February 2010.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The principal market for our common stock is the NASDAQ SmallCap Market. Our common stock is traded under the symbol "FORD". The following table sets forth the high and low closing bid quotations for our common stock on the NASDAQ SmallCap Market for each quarter in the last two fiscal years.

	Bid Price Information for Common Stock*
	Fiscal 2009		Fiscal 2008
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$3.30	$1.51	$3.58	$2.22
Second Quarter	$2.38	$1.55	$2.54	$2.01
Third Quarter	$1.85	$1.55	$2.80	$2.17
Fourth Quarter	$1.79	$1.40	$2.73	$1.84

_______________________________
*High and low bid price information as furnished by The NASDAQ Stock Market Inc.

On November 12, 2009, the closing bid quotation for our common stock was $2.04.

Holders of common stock.

 As of November 12, 2009, there were approximately 123 holders of record of our common stock, excluding approximately 10,087 beneficial holders of common stock whose shares are held in street name.

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

Recent sales of unregistered securities

During Fiscal 2009, we did not sell any shares of common stock, or securities exercisable for or exchangeable into common stock, or any other securities that were not registered under the Securities Act of 1933.

Securities authorized for issuance under equity compensation plans.

For information relating to this topic, see Part III, Item 11 of this Annual Report. “Executive Compensation—Securities Authorized for Issuance under Equity Compensation Plans”, which is incorporated in this Annual Report on Form 10-K by reference to our 2010 Proxy Statement.

Purchase of Equity Securities

No repurchase of any shares of our common stock or other equity security was made by or on behalf of the Company during the fourth quarter of Fiscal 2009.

Forward Industries, Inc.

In September 2002 and January 2004, our Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of our common stock. Under those authorizations, as of September 30, 2009, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million, leaving a balance of 313,597 shares (approximately 4% of the shares outstanding at September 30, 2009) under those authorizations, but none during Fiscal 2009 or Fiscal 2008.  Separately from the foregoing authorizations, in Fiscal 2008 in connection with the exercise of stock options to purchase 100,000 shares of common stock by a former officer in a non-cash transaction, we accepted the tender of 72,917 shares valued at market on the date of exercise as consideration for payment of the exercise price of such options.

ITEM 6.              SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto and other financial information appearing in Item 8 of this Annual Report on Form 10-K.  This discussion and analysis compares our consolidated results of operations for the fiscal year ended September 30, 2009 ("Fiscal 2009"), with those for the fiscal year ended September 3 0, 2008 ("Fiscal 2008"), and is based on or derived from the audited Consolidated Financial Statements included in Item 8 in this Annual Report. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

The following management’s discussion and analysis includes “forward-looking statements” (as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995).  These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business.  Such forward looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward looking statements contained in this Annual Report are based upon assumptions and assessments that we believe to be reasonable as of the date of this Annual Report.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those we assumed and assessed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of  this Annual Report on Form 10-K, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among others, the following: our ability to maintain constructive commercial relationships with our key customers, including during periods of economic downturns generally or downturns/volatility in their specific businesses; the loss of key sales employees upon whom relationships with key OEM customers depend; our success in winning new business from our customers and against competing vendors; whether replacement programs that we win will be more or less successful or profitable than those that are replaced; levels of demand and pricing generally for blood glucose monitoring devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; OEM customers’ decisions to reduce or eliminate their practice of including carry case accessories in-box; the impacts on our financial condition, results of operations, and business prospects arising from making an acquisition or failing to make an acquisition; general economic and business conditions, nationally and internationally in the countries in which we do business; the continuation of a global economic recession; the failure of one or more of our suppliers; failures in our ability to maintain adequate quality control in our products; demographic changes; changes in technology, including developments in the treatment or control of diabetes that adversely affect the incidence of use and replacement rates of handheld blood glucose monitors by diabetics; increased competition in the business of distribution of carry solutions for handheld electronic devices generally or increased competition to include carry solutions with products manufactured by our OEM customers in particular; changes affecting the business or business prospects of one or more of our principal OEM customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this Annual Report and our other reports filed with the Commission.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward looking statement.

Forward Industries, Inc.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.  See Part I, Item IA. Risk Factors in this Annual Report.

Business Overview

Trends and Economic Environment

We believe that the poor economy, high unemployment, tight credit markets, and heightened uncertainty in financial markets during the past two years have adversely impacted discretionary consumer spending, including spending on the types of electronic devices that are accessorized by our products. In response to the economic recession certain of our major diabetic case customers have significantly reduced their sales forecasts to us for blood glucose diagnostic kits, with which our products are packaged in box, therefore implying reduced sales revenues from these customers in future periods. We expect this challenging business environment to continue in the near term.

Our response to current conditions has been to cut operating expenses and reduce headcount; and we have attempted to limit increases in operating expenses except where we think increases are critical to potential future growth.

In response to increasing customer and sales concentration, we have focused marketing efforts on expanding our customer base. These efforts are meeting with some preliminary success, although the degree of success will not become apparent until we are deeper into Fiscal 2010.  We have received small, initial orders from first time customers.  The key question in Fiscal 2010 will be whether our overall net sales and net profit will primarily reflect revenue contribution from new customers or the decline in revenues from existing customers that have indicated reduced order flow in Fiscal 2010. See Part I, Item IA. of this Annual Report, “Risk Factors”, including “We have announced our intention to diversify our business by means of acquisition or other business combination.”

Variability of Revenues and Results of Operation

Because a high percentage of our sales revenues is highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time.

Critical Accounting Policies and Estimates

We have identified the accounting policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment of a particular transaction. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion of the applications of these and other accounting policies, refer to Item 8. “Financial Statements and Supplementary Data” in this Annual Report. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition

In accordance with generally accepted accounting principles in the U.S., we generally recognize revenue from product sales to customers when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Forward Industries, Inc.

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments, analyses, and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  the age of receivable balances, our historical bad debts write-off experience, and our respective customer’s creditworthiness, among other factors. At September 30, 2009 and September 30, 2008, our allowance for doubtful accounts was approximately $25,000 and $10,000, respectively.  Changes to this account are reflected in the general and administrative expense line of our consolidated statements of operations.  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, the assessments of new customers’ creditworthiness, changes in customer circumstances, or other factors could have a material effect on the recorded allowance.

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

At the end of each fiscal quarter, we evaluate our ending inventories, and we establish an allowance for inventory that is considered obsolete, slow moving, or otherwise un-saleable.  This evaluation includes, among other factors, analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand.  We physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $33,000 and $0.2 million at September 30, 2009 and 2008, respectively.  The decrease in the allowance from September 30, 2008 to September 30, 2009, was due to the disposal of cell phone inventory determined to be obsolete or unsalable. Increases to this account are reflected in the cost of goods sold line of our consolidated statements of operations.

Our production is made to customer specifications.  If a customer elects not to accept delivery, or defaults on a purchase order or commitment, or returns inventory from its hub without payment in violation of the hub arrangements, additional inventory write-downs or reserves may be required and would be reflected in cost of goods sold in the period the revision is made.

Deferred Income Taxes

In our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we are subject to taxation. This process involves estimating actual current income tax expense as well as assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected in our consolidated balance sheets. We had approximately $0.6 million and $0.4 million of deferred tax assets at September 30, 2009, and September 30, 2008, respectively. The increase in deferred tax assets results primarily from net loss incurred in respect of the 2009 Period and accumulated temporary differences between book and tax income.

Forward Industries, Inc.

During Fiscal 2009, as part of our periodic evaluation of the need for a valuation allowance against our deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of our cumulative losses in recent years), we determined that, on a more likely than not basis, we would not be able to use any of our deferred tax assets, except in respect of United States income taxes arising from the certain foreign source income earned by our Swiss subsidiary, Forward Innovations, in the event we elect to effect the repatriation of such income.  Such foreign source income is currently considered to be permanently invested and for which no United States income tax liability has been accrued. Accordingly, we established a full valuation allowance against our deferred tax assets. As of September 30, 2009, the valuation allowance was approximately $0.6 million. If we determine that we will be able to realize some or all of our deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce our tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Provision for (benefit from) income taxes” line item of our consolidated statements of operations. No such valuation allowance was recorded as of September 30, 2008.  See Note 8 to our audited consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Results of Operations for Fiscal 2009 compared to Fiscal 2008

Net loss

We incurred a net loss of $1.4 million in Fiscal 2009 compared to net loss of $0.9 million in Fiscal 2008. The $0.5 million higher net loss is primarily the result of the incurrence of a provision for income tax in Fiscal 2009 compared to an income tax benefit in Fiscal 2008  (attributable to the effect of establishment of the valuation allowance in respect of deferred tax assets, discussed above in “Critical Accounting Policies and Estimates—Deferred Income Taxes” and Note 8 to the Consolidated Financial Statements), lower gross profit in Fiscal 2009,and lower other income (primarily interest income) in Fiscal 2009, offset in part by lower selling, general and administrative expenses, as reflected in the table below:

(thousands of dollars)
	Fiscal 2009	Fiscal 2008	Increase (Decrease)
Net Sales.................................................................................................................	$17,440	$19,974	($2,534)

Gross Profit.............................................................................................................	3,582	4,028	(446)
Selling, General and Administrative Expenses..................................................	(4,932)	(5,693)	(761)
Other Income..........................................................................................................	256	620	(364)
(Provision for) benefit from Income Taxes.........................................................	(300)	156	456
Net Loss*................................................................................................................	($1,394)	($889)	$505

Basic and diluted loss per share data was ($0.18) for the Fiscal 2009, compared to ($0.11) for the Fiscal 2008. The increase in loss per share in the 2009 Period was due to the increase in net loss.

Net Sales

Net sales decreased $2.5 million, or 13%, to $17.4 million in Fiscal 2009 compared to $20.0 million in Fiscal 2008 due primarily to lower diabetic product sales, which declined $2.3 million, or 15%. Sales of “Other Products” (which includes cell phone product sales), decreased $0.3 million, or 6%, to $4.4 million in Fiscal 2009 compared to Fiscal 2008. The tables below set forth net sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for Fiscal 2009 (millions of dollars)
	APAC	Americas	Europe	Total
Diabetic Products..................................................	$5.9	$3.5	$3.6	$13.0
Other Products.......................................................	0.8	3.5	0.1	4.4
Totals*...............................................................	$6.7	$7.0	$3.7	$17.4

Net Sales for Fiscal 2008 (millions of dollars)
	APAC	Americas	Europe	Total
Diabetic Products..................................................	$9.0	$3.1	$3.2	$15.3
Other Products.......................................................	1.0	3.0	0.6	4.7
Totals*...............................................................	$10.0	$6.1	$3.9	$20.0

* Tables may not total due to rounding.

Diabetic Product Sales

Sales of cases and related accessories for blood glucose monitoring kits decreased $2.3 million, or 15%, to $13.0 million in Fiscal 2009, from $15.3 million in Fiscal 2008.  This decline was due to lower unit volume sales to our two largest customers: sales were $3.2 million lower and $0.3 million lower, respectively, to these two customers.  These declines were offset, in part, by a $1.3 million increase in sales to a third major diabetic product customer as a result of new product launches, while sales to a fourth major customer were flat.

Sales of carrying cases for blood glucose monitoring kits represented 75% of our total net sales in Fiscal 2009 compared to 76% of our total net sales in Fiscal 2008.  Thus, despite the 15% decline in diabetic product sales in Fiscal 2009 compared to Fiscal 2008, the continuing significant decline in cell phone product sales resulted in the respective net sales contributions by the diabetic and “other” product lines in Fiscal 2009 being essentially even with that of Fiscal 2008.

Other Product Sales

Beginning with the first fiscal quarter of 2009, we changed our presentation of sales by product line by combining “Cell Phone Product Sales” with “Other Product Sales” as the amounts of stand-alone cell phone product revenues ceased to warrant separate presentation. For purposes of the discussion below, Fiscal 2008 results have, for consistency of presentation with Fiscal 2009, been calculated retroactively to combine “Other Products” with “Cell Phone Products”.

Sales of other products declined $0.3 million, or 6%, to $4.4 million in Fiscal 2009 from $4.7 million in Fiscal 2008. The decline was due primarily to the drop in licensed sales to a nominal amount in Fiscal 2009 from $0.3 million in Fiscal 2008, the consequence of unsatisfactory results under the successor license, which was terminated in December 2008.  Sales to other customers varied, with no increase or decrease individually being material.

Gross Profit

Gross profit decreased $0.5 million, or 11%, to $3.6 million in Fiscal 2009 from $4.0 million in Fiscal 2008. This was primarily due to the $2.5 million decline in net sales and, to a lesser extent, to higher costs incurred in the operation of our Hong Kong facility (which costs are included in cost of goods sold) in connection with the relocation of the Hong Kong facility in the first quarter of Fiscal 2009 and related staffing changes there that increased Hong Kong personnel expense. Higher compliance, warehouse, rent, and travel costs in Fiscal 2009 also contributed to the higher level of Hong Kong costs.  These drags on gross profit were partly offset by decreases in our reserve for obsolete inventory, reductions in tooling and testing costs, and declines in freight, duties and customs expense, which are reflected in “cost of goods sold”.

As a percentage of net sales, our gross profit was 21% in Fiscal 2009 compared to 20% in Fiscal 2008.

Forward Industries, Inc.

Selling, General, and Administrative Expenses

Operating expenses decreased $0.8 million, or 13%, to $4.9 million in Fiscal 2009 from $5.7 million in Fiscal 2008 due to a $0.4 million reduction in selling and administrative personnel costs, a $0.1 million reduction in royalty and commission expense (the result of expiration of the prior, royalty bearing license in December 2007), and a $0.1 million reduction in each of professional fees and liability insurance, as well as smaller reductions in other items of operating expenses.  The decline in personnel expense was as a result of the expiration at December 31, 2007, of employment agreements of two executives and related severance.

Other Income (Expense)

Other income, primarily interest income on cash balances, declined 59% to $0.3 million, from $0.6 million in Fiscals 2008 due primarily to lower average interest rates in Fiscal 2009 compared to Fiscal 2008.

Pre-tax Income

Pre-tax loss increased 5% to $1.1 million in Fiscal 2009 compared to $1.0 million in Fiscal 2008 as a result of the changes as described above.

Income Taxes

We recorded income tax expense of $0.3 million in Fiscal 2009 compared to a benefit from income taxes of $0.2 million in Fiscal 2008 primarily due to the establishment of a full valuation allowance against our deferred tax assets in Fiscal 2009. Refer to “Critical Accounting Policies and Estimates—Deferred Income Taxes”), above and “Note 8 - Income Taxes” in our Notes to our Audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

At September 30, 2009, we had approximately $3.8 million of earnings from foreign source income attributable to Forward Innovations for which no provision for United States income tax has been recorded.  Such tax would be incurred if we elect to repatriate such income. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

Liquidity and Capital Resources

During Fiscal 2009, we generated $0.4 million of cash from operations compared to using $0.4 million in operations in Fiscal 2008. Net cash generated from operating activities in Fiscal 2009 consisted of a net loss of $1.4 million, offset by adjustments of $0.7 million for non-cash items, and changes in working capital items of $1.1 million. As to working capital items, inventories, accounts receivable, and prepaid and other assets decreased $0.7 million, $0.4 million, and $0.4 million, respectively, which had the effect of generating cash in operating activities. These changes were offset by decreases in accounts payable and accrued expenses and other liabilities of $0.4 million and $0.1 million, respectively. The decrease in inventories and accounts payable increased is primarily due to the lower level of sales in the Fiscal 2009 and lower average unit costs of inventory purchases during Fiscal 2009. The decrease in accounts receivable is attributable to the lower sales levels in Fiscal 2009 compared to Fiscal 2008 and the timing in which these accounts receivable were originated. The decrease in prepaid and other assets is primarily due to the timing of payments made for our insurance policies and in connection with the inception of our lease for our Hong Kong office. The decrease in accrued liabilities and other liabilities is due to lower sales and performance bonuses accrued in respect of Fiscal 2009 compared to Fiscal 2008.

During Fiscal 2008, we used $0.4 million of cash in operations consisting of a net loss of $0.9 million, offset in part by $0.5 million for non-cash items, and $0.1 million for changes in working capital items. Working capital items included changes in accounts receivable, accounts payable and prepaid and other current assets of $0.5 million, $0.3 million, and $0.3 million, respectively, which provided cash to operating activities, whereas a $0.8 million change in inventory used cash in operating activities.

Forward Industries, Inc.

Investing activities used $0.1 million in Fiscal 2009 for purchases of property, plant and equipment, primarily leasehold improvements and furniture and fixtures for our new Hong Kong office. In Fiscal 2008, net investing activities used $29,000 for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

Net financing activities generated $14,000 in Fiscal 2009 as a result of disgorgement of short-swing profits to us by a former 10% shareholder in accordance with applicable rules and regulations under the Exchange Act. We accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds, net of tax, as an increase in additional paid-in capital in our consolidated balance sheets. Net financing activities generated $39,000 in proceeds from the exercise of stock options in Fiscal 2008.

At September 30, 2009, our current ratio (current assets divided by current liabilities) was 12.4; our quick ratio (current assets less inventories divided by current liabilities) was 12.0; and our working capital (current assets less current liabilities) was $22.3 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash on hand. The primary demands on our working capital are: operating losses and accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders with us and we order from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.  We have announced that one strategy we are pursuing to diversify our business is by means of acquisition or other business combination.  If any such transaction were to be consummated, we anticipate that it would involve the payment of cash and/or the issuance of securities, either or both of which might be significant in amount.  We anticipate that our liquidity and financial resources for the ensuing fiscal year will be adequate to manage our financial requirements.

Forward Innovations maintains a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled periodically or converted into term loans. In connection with this facility, Forward Innovations has agreed to certain financial covenants.  Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.50% at exchange rates as of September 30, 2009). Under this facility at September 30, 2009, Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $329,000 at exchange rates as of September 30, 2009) in favor of Forward Innovations' freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Note 5 to the Audited Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In September 2002 and January 2004, our Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of our outstanding common stock. Under those authorizations, as of September 30, 2009, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million but none during Fiscal 2009 or Fiscal 2008. Separately from the foregoing authorizations, in Fiscal 2008 in connection with the exercise of stock options to purchase 100,000 shares of common stock by a former officer in a non-cash transaction, we accepted the tender of 72,917 shares valued at market on the date of exercise as consideration for payment of the exercise price of such options.

Forward Industries, Inc.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States are not recorded as a liability.   The following is a summary of such contractual cash obligations as of September 30, 2009:

Contractual Obligation or Commitment	Oct 09 – Sep 10	Oct 10- Sep 12	Oct 12 – Sep 14	Thereafter
Employment Agreements	$425,000	$106,000	$--	$--
Operating Leases	160,000	150,000	--	--
Totals	$585,000	$256,000	$--	$--

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities. See Note 5 to the Audited Consolidated Financial Statements set forth at Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto included in this Annual Report may be found at pages 27 to 45 of this Annual Report on Form 10-K.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

ITEM 9A.           CONTROLS AND PROCEDURES

Not applicable

ITEM 9A(T).     CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rule 13a-15(b) and Rule 15d-15(e), our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report (the fourth quarter of Fiscal 2009 in the case of this Annual Report on Form 10-K). Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report (the fourth quarter of Fiscal 2009 in the case of this Annual Report on Form 10-K), to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Management’s Report on Internal Control Over Financial Reporting

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

Our Principal Executive Officer and our Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  Internal Control — Integrated Framework.

Based on this assessment, our Principal Executive Officer and our Principal Financial Officer believe that, as of September 30, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in internal control

Our management, with the participation our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the last fiscal quarter of Fiscal 2009.  Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the last fiscal quarter of Fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors and executive officers is incorporated to this Annual Report on Form 10-K by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders anticipated to be held in February 2010 (the “2010 Proxy Statement”) under the heading “Election of Directors”, “Structure and Practices of the Board of Directors”, and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;—Section 16(a) Beneficial Ownership Reporting Compliance”.  Information regarding executive officers also incorporated to this Annual Report on Form 10-K by reference to the 2010 Proxy Statement under the caption “Executive Officers.” The information required by this item relating to Corporate Governance, including Code of Ethics, is incorporated to this Annual Report on Form 10-K by reference to the 2010 Proxy Statement under the heading “Structure and Practices of the Board of Directors.”

ITEM 11.           EXECUTIVE COMPENSATION

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2010 Proxy Statement under the heading “Executive Compensation and Related Information.”

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2010 Proxy Statement under the headings “Executive Compensation and Related Information—Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2010 Proxy Statement under the headings ““Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters— “Certain Relationships, Director Independence, and Related Transactions” and “Structure and Practices of the Board of Directors;—Board of Directors and Director Independence”.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2010 Proxy Statement under the heading “Matters Relating to Independent Registered Public Accountants;—Principal Accountant Fees and Services.”

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
25

3(ii).2

Amendment to By-Laws (Article I, Section 2) (incorporated by reference to Exhibit 3(c) to the Company's Registration Statement on Form SB-2 filed November 13, 1995 (Reg. No. 33-99338) (the "1995 SB-2 Registration Statement") (now superseded by the Amended and Restated By-Laws)

3(ii).3	Amended and Restated By-Laws of Forward Industries, Inc., as of February 13, 2008

10. Material Contracts

10.1	1996 Stock Incentive Plan of Forward Industries, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 of the Company, as filed on April 25, 2003).
10.2	Forward Industries, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company, as filed on July 10, 2007).
10.3

Amendment to Employment Agreement, dated as of January 1, 2008, between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Company as filed on February 13, 2008)

10.4

Severance and Release Agreement, dated as of December 31, 2007, between the Company and Michael M. Schiffman (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Company as filed on February 13, 2008).

10.5	License Agreement, dated as of May 22, 2008, between Motorola, Inc. and Forward Industries, Inc.
10.6

Amended and Restated Employment Agreement, dated as of August 12, 2008, between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on August 12, 2008).

10.7	Employment Agreement, dated as of August 12, 2008, between the Company and James O. McKenna (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on August 12, 2008).
21. Subsidiaries of the Registrant
21.1	List of Subsidiaries of Forward Industries, Inc.
23.	Consent of Independent Registered Public Accounting Firm
23.1	Consent of Kaufman, Rossin & Co., P.A. relating to 1996 Stock Incentive Plan
23.1	Consent of Kaufman, Rossin & Co., P.A. relating to 2007 Equity Compensation Plan
31.	Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)
31.1	Certification of Douglas W. Sabra
31.2	Certification of James O. McKenna
32.	Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)
32.1	Certifications of Douglas W. Sabra and James O. McKenna
26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. (the Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. at September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida

December 9, 2009

FORWARD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009 AND 2008

	September 30,	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents.......................................................................................	$20,103,502	$19,862,426
Accounts receivable, net .........................................................................................	3,259,462	3,659,553
Inventories, net..........................................................................................................	666,485	1,363,862
Prepaid expenses and other current assets............................................................	228,938	586,632
Deferred tax asset.......................................................................................................	--	49,449
Total current assets......................................................................................	24,258,387	25,521,922

Property, plant, and equipment, net............................................................................	162,468	124,854
Other assets....................................................................................................................	59,532	98,259
Deferred tax asset...........................................................................................................	--	359,681
Total assets.....................................................................................................................	$24,480,387	$26,104,716

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable.......................................................................................................	$1,824,091	$2,206,630
Accrued expenses and other current liabilities......................................................	133,857	189,827
Total current liabilities................................................................................	1,957,948	2,396,457

Commitments and contingencies...............................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued............................................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,643,598 and 8,621,932 shares issued, respectively (including 706,410 held in treasury at both dates )......................................................	86,436	86,219
Capital in excess of par value...............................................................................	16,101,568	15,893,480
Treasury stock, 706,410 shares at cost, respectively ......................................	(1,260,057)	(1,260,057)
Retained earnings..................................................................................................	7,594,492	8,988,617
Total shareholders' equity...........................................................................................	22,522,439	23,708,259
Total liabilities and shareholders’ equity.................................................................	$24,480,387	$26,104,716

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2009	2008
Net sales..........................................................................................................................................	$17,440,425	$19,973,869
Cost of goods sold..........................................................................................................................	13,858,122	15,946,020
Gross profit.....................................................................................................................................	3,582,303	4,027,849

Operating expenses:
Selling.......................................................................................................................................	2,615,685	2,868,092
General and administrative....................................................................................................	2,316,072	2,824,962
Total operating expenses..............................................................................................	4,931,757	5,693,054

Loss from operations....................................................................................................................	(1,349,454)	(1,665,205)

Other income:
Interest income........................................................................................................................	284,475	625,959
Other expense,, net.................................................................................................................	(28,647)	(5,623)
Total other income.........................................................................................................	255,828	620,336

Loss before income tax expense (benefit)..................................................................................	(1,093,626)	(1,044,869)
Income tax expense (benefit)........................................................................................................	300,499	(155,620)
Net loss ...........................................................................................................................................	($1,394,125)	($889,249)

Net loss per common and common equivalent share
Basic.................................................................................................................................	($0.18)	($0.11)
Diluted..............................................................................................................................	($0.18)	($0.11)

Weighted average number of common and common equivalent shares outstanding
Basic.................................................................................................................................	7,926,277	7,888,727
Diluted..............................................................................................................................	7,926,277	7,888,727

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2009 AND 2008

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount
Balance at September 30, 2007	$24,423,744	8,488,932	$84,889	$15,546,046	$9,877,866	633,493	($1,085,057)
Common stock issued upon exercise of stock options	213,500	122,000	1,220	212,280	--	--	--
Share-based compensation	135,264	11,000	110	135,154	--	--	--
Repurchases of common stock	(175,000)	--	--	--	--	72,917	(175,000)
Net loss	(889,249)	--	--	--	(889,249)	--	--
Balance at September 30, 2008	23,708,259	8,621,932	86,219	15,893,480	8,988,617	706,410	($1,260,057)
Share-based compensation	194,357	21,666	217	194,140	--	--	--
Disgorgement of short-swing profits	13,948	--	--	13,948	--	--	--
Net loss	(1,394,125)	--	--	--	(1,394,125)	--	--
Balance at September 30, 2009	$22,522,439	8,643,598	$86,436	$16,101,568	$7,594,492	706,410	($1,260,057)

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2009	2008
Operating activities:
Net loss....................................................................................................................................	($1,394,125)	($889,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes..................................................................................................	409,130	(99,491)
Share-based compensation.........................................................................................	194,357	135,264
Depreciation and amortization....................................................................................	75,585	64,782
Provision for obsolete inventory...............................................................................	(39,817)	281,801
Bad debt expense (recovery)......................................................................................	23,401	(20,033)
Loss on disposal of property, plant, and equipment..............................................	11,759	--
Changes in operating assets and liabilities:
Accounts receivable....................................................................................................	376,690	495,597
Inventories.....................................................................................................................	737,194	(823,303)
Prepaid expenses and other current assets..............................................................	357,694	292,154
Other assets...................................................................................................................	38,727	(40,721)
Accounts payable........................................................................................................	(382,539)	301,684
Accrued expenses and other current liabilities........................................................	(55,970)	(113,358)
Net cash provided by (used in) operating activities..............................................................	352,086	(414,873)

Investing activities:
Purchases of property, plant, and equipment....................................................................	(124,958)	(28,992)
Net cash used in investing activities......................................................................................	(124,958)	(28,992)

Financing activities:
Proceeds from disgorgement of short-swing profits........................................................	13,948	--
Proceeds from exercise of stock options............................................................................	--	38,500
Net cash provided by financing activities..............................................................................	13,948	38,500

Net increase (decrease) in cash and cash equivalents........................................................	241,076	(405,365)

Cash and cash equivalents at beginning of period...............................................................	19,862,426	20,267,791

Cash and cash equivalents at end of period...........................................................................	$20,103,502	$19,862,426

Supplemental Disclosures of Cash Flow Information:
Cash paid during the fiscal year for:
Interest.........................................................................................................................	--	--
Income Taxes...............................................................................................................	$26,283	$11,476

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

FORWARD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1             OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961.  The Company is engaged in the design, marketing, and distribution of custom-designed, soft-sided carrying cases and other carry solutions products made from leather, nylon, vinyl, and other synthetic fabrics.  The cases and other products are used primarily by consumers for the protection and transport of portable electronic devices and other products. The Company markets its products as a direct seller to original-equipment-manufacturers (“OEMs”).  Sales to OEM customers are made in Europe, the APAC Region (meaning the Asia Pacific Region, encompassing Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam), and  the Americas (meaning the geographic area, encompassing North, Central, and South America).

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly owned subsidiaries (together with Forward, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with various customers. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of customers are generally net thirty (30) days to net sixty (60) days; however, the Company extends to certain customers, particularly its largest, payment terms up to 90 days. The Company has not historically experienced significant losses in extending credit to customers.  At September 30, 2009 and 2008, the allowance for doubtful accounts was approximately $25,000 and $10,000, respectively.

NOTE 2             ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. Reserved inventory that is disposed of is charged against the allowance. Management’s estimates in determining the adequacy of the allowance are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance, as well as recoveries of reserved inventory, may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2009 and 2008, the allowance for obsolete inventory was approximately $33,000 and $168,000, respectively.

Property, Plant and Equipment

Property, plant and equipment consist of furniture, fixtures and equipment, and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the fiscal years ended September 30, 2009 and 2008, the Company recorded approximately $76,000 and $65,000 of depreciation and amortization expense, respectively.

Income Taxes

The Company accounts for its income taxes in accordance with the generally accepted accounting principles in the U.S.which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.

Revenue Recognition

In accordance with generally accepted accounting principles in the U.S., we generally recognize revenue from product sales to customers when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Supplier Rebates

Generally accepted accounting principles in the U.S. permit recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases.  The Company entered into agreements with several of its suppliers that granted the Company a rebate based on its level of purchases made during fiscal quarters prior to October 1, 2008. In lieu of a cash payment from these suppliers the Company received a credit memo. The Company reduced accounts payable to the supplier, inventory, and cost of goods sold each quarter as the Company earned the rebates. For the fiscal year ended September 30, 2008, the cumulative amount of such quarterly rebates was approximately $451,000. The quarterly rebate is net of amounts allocated to unsold inventories and is reflected in the accompanying consolidated statements of operations as a reduction of cost of goods sold for the fiscal year ended September 30, 2008. No such rebates were agreed to or recorded for the fiscal year ended September 30, 2009.

NOTE 2             ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

The Company expenses shipping and handling costs as a component of cost of goods sold.

Advertising Expenses

Advertising costs, consisting primarily of samples and product brochures, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of operations and amounted to approximately $102,000 and $60,000 for the years ended September 30, 2009 and 2008, respectively.

Foreign Currency Transactions

The functional currency of the Company and its wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other expense, net” in the accompanying consolidated statements of operations. The net loss from foreign currency transactions and translations was approximately ($23,000) and ($9,000) for the fiscal years ended September 30, 2009 and 2008, respectively.

Comprehensive Loss

For the fiscal years ended September 30, 2009 and 2008, the Company did not have any components of comprehensive loss other than net loss.

Impact of New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10, Generally Accepted Accounting Principles. ASC 105-10 was effective for financial statements for interim or annual reporting periods ending after September 15, 2009 and is the sole source of authoritative U.S. GAAP. Adoption of ASC 105-10 as of September 30, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations as it did not alter existing U.S. GAAP.

In May 2009, the FASB issued ASC 855-10, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 is effective for fiscal years and interim periods ending after June 15, 2009. Adoption of this standard as of June 30, 2009 had no impact on the Company’s consolidated financial position or results of operations. The Company’s management has reviewed events occurring through December 9, 2009, the date the financial statements were issued and except for the events disclosed in Note 14, no subsequent events requiring accrual or disclosure.

NOTE 3             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and related accumulated depreciation and amortization are summarized in the table below:

	For the Fiscal Years Ended September 30,
	2009	2008
Furniture, fixtures and equipment.......................................................................	$772,911	$980,469
Leasehold improvements......................................................................................	159,948	170,280
Property, plant and equipment, cost.............................................................	932,859	1,150,749
Less accumulated depreciation and amortization.............................................	(770,391)	(1,025,895)
Property, plant and equipment, net...............................................................	$162,468	$124,854

NOTE 4             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	For the Fiscal Years Ended September 30,
	2009	2008
Accrued compensation........................................................................................	$105,382	$153,757
Accrued expenses.................................................................................................	28,015	21,053
Accrued taxes........................................................................................................	460	12,872
Accrued royalties and commissions..................................................................	--	2,145
Accrued expenses and other current liabilities........................................	$133,857	$189,827

NOTE 5             DEBT

In March 2008, Forward and its wholly-owned U.S. subsidiary, Koszegi Industries, Inc., elected not to renew their credit facility with a U.S. bank that provided for a committed line of credit in the maximum amount of $3.0 million.  Accordingly, this credit facility expired March 30, 2008. There were no borrowings or letter of credit obligations outstanding at any time under this facility.

In 2003, Forward’s wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the Swiss bank (5.35% as September 30, 2009 and 2008, respectively).  At September 30, 2009, Forward Innovations is contingently liable to the Swiss bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $329,000 and $327,000 at currency exchange rates on September 30, 2009 and 2008, respectively) in favor of Forward Innovations’ freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the U.S. Dollar face amount of the letter of credit.  See Note 10, “Commitments and Contingencies—Guarantee Obligation.”

NOTE 6             SHAREHOLDERS’ EQUITY

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

Stock Repurchase

In September 2002 and January 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of September 30, 2009, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million but none during Fiscal 2009 or Fiscal 2008. Separately from the foregoing authorizations, in Fiscal 2008 in connection with the exercise of stock options to purchase 100,000 shares of common stock by a former officer in a non-cash transaction, the Company accepted the tender of 72,917 shares valued at market on the date of exercise as consideration for payment of the exercise price of such options.   See Note 7.

NOTE 7             STOCK BASED COMPENSATION

In May 2007 at the annual shareholders meeting, shareholders of the Company approved the 2007 Equity Incentive Plan (the 2007 Plan), which authorized the issuance of up to 400,000 shares of common stock to officers, employees, and non-employee directors of the Company in connection with the grants of restricted common stock and stock options awarded to such persons. This plan was adopted by the Board of Directors in February 2007.  The price at which restricted common stock may be granted and the exercise price of stock options granted may be exercised may not be less than the fair market value of the common stock at the date of grant. The Company’s Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and restricted stock grants generally vest in equal proportions over three years.   As of September 30, 2009, 146,500 shares of common stock remain available for grants of awards of restricted stock and options to purchase common stock under the 2007 Plan.

The Company’s 1996 Stock Incentive Plan (the 1996 Plan) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. Options expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted pursuant to the 1996 Plan prior to expiration remain outstanding until the earlier of exercise or option expiration.

Under the 1996 Plan 30,000 fully vested common stock options remain outstanding and unexercised, all at exercise prices higher than the fair market value of the stock at September 30, 2009.

Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors has granted stock option awards to purchase 155,000 shares of common stock, in the aggregate, to the Company’s non-employee directors and a Company Officer, of which awards covering 30,000 shares of common stock expired unexercised, with such shares reverting to the 2007 Plan and eligible for grant. Of these awards 55,000 were granted during the fiscal year ended September 30, 2009. These awards are subject to a continued service condition and vest on the first anniversary of the date the awards were granted.

The Company recognized approximately $81,000 and $66,000 of compensation cost for stock option awards in its consolidated statements of operations for the fiscal years ended September 30, 2009 and 2008, respectively.

NOTE 7             STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The following table summarizes stock option activity under the 2007 Plan and the 1996 Plan during the fiscal year ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	110,000*	$4.26
Granted...........................................................	55,000*	1.80
Exercised.........................................................	--	--
Forfeited..........................................................	--	--
Expired**........................................................	(10,000)*	2.20
Outstanding at September 30, 2009	155,000	$3.52	8.25	--

Options vested and exercisable at September 30, 2009..........................................................	100,000	$4.47	7.63	--

*Of the amounts in the table, 30,000 stock options were outstanding, no options were granted, no options were exercised, and no options were forfeited or expired, respectively, pursuant to the 1996 Plan.

**Options to purchase 10,000 shares of common stock granted to a non-employee director who died in April 2008 would under normal terms of the grant have lapsed upon death.  The Compensation Committee determined to waive that forfeiture provision for a period of one year from the date of death. These options expired unexercised.

The weighted average grant date fair value of stock options granted during the fiscal years ended September 30, 2009 and 2008 was $1.80 and $2.20, respectively. The total intrinsic value of stock options exercised during the fiscal year ended September 30, 2008 was zero. There were no stock options exercised during the fiscal year ended September 30, 2009.

The table below provides additional information regarding stock option awards that were outstanding and exercisable at September 30, 2009.

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding at September 30, 2009	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$2.20 to $2.85	70,000	7.63	$2.39
$6.02	20,000	6.59	$6.02
$15.91	10,000	5.56	$15.91
	100,000
37

NOTE 7             STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Fiscal Years Ended September 30,
	2009	2008
Expected term (in years)....................................................................	5.0	5.0
Risk-free interest rate........................................................................	1.65%	3.78%
Expected volatility.............................................................................	79.8%	80.2%
Expected dividend yield....................................................................	0%	0%

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

Restricted Stock Awards

Under the 2007 Plan as of September 30, 2009, the Compensation Committee of the Company’s Board of Directors approved and granted awards of 130,000 shares of restricted stock, in the aggregate, to certain key employees, one of whom also serves as a director.  Of these awards 1,500 shares of restricted stock have been forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. Vesting of the restricted stock is generally subject to a continued service condition with one-third of the awards vesting each year on the anniversary date the awards were granted typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the market value of the Company’s common stock on the grant date. During the fiscal years ended September 30, 2009 and 2008, the Company recognized approximately $113,000 and $70,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards.

The following table summarizes restricted stock activity under the 2007 Plan during the fiscal year ended September 30, 2009.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2008.......................................................	47,498	$2.65
Changes during the period:
Shares granted................................................................................................	60,500	$2.07
Shares vested..................................................................................................	(21,666)	$2.88
Shares forfeited...............................................................................................	(1,500)	$3.49
Non-vested balance at September 30, 2009.......................................................	84,832	$2.16

As of September 30, 2009, there was approximately $68,000 of total unrecognized compensation cost related to 84,832 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Equity Incentive Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) period.

NOTE 7             STOCK BASED COMPENSATION (CONTINUED)

Warrants

As of September 30, 2009, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of September 30, 2009, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 8             INCOME TAXES

The Company’s provision for (benefit from) income taxes consists of the following United States and foreign components:

	For the Fiscal Years Ended September 30,
	2009	2008
U.S. Federal and State
Current.......................................................................................................................	($95,069)	$ --
Deferred.....................................................................................................................	($164,796)	(110,167)

Foreign:
Current......................................................................................................................	--	--
Deferred....................................................................................................................	(37,856)	(45,453)

Change in valuation allowance..................................................................................	598,220	--
Provision for (benefit from) income taxes	$300,499	($155,620)

The Company’s effective tax rate does not approximate the statutory United States federal income tax rate primarily due to the establishment of the valuation allowance and tax rate differentials in respect of United States state and foreign taxes.

The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	As of September 30,
	2009	2008
Deferred tax assets:
Net operating losses..............................................................................................	$450,742	$351,565
AMT tax credit........................................................................................................	99,757	--
Share-based compensation...................................................................................	56,849	20,618
Excess tax over book basis in inventory.............................................................	37,655	101,759
Allowance for doubtful accounts........................................................................	8,986	--
	653,989	473,942
Deferred tax liabilities:
Prepaid insurance...................................................................................................	(47,133)	(52,310)
Depreciation............................................................................................................	(8,636)	(12,502)
	(55,769)	(64,812)

Valuation allowance	(598,220)	--
Net deferred tax assets	$--	$409,130

NOTE 8             INCOME TAXES (CONTINUED)

At September 30, 2009, the Company had available net operating loss carryforwards for United States federal and state income tax purposes of approximately $2,107,000 expiring through 2028 and resulting in a combined deferred tax asset of approximately $345,000. In addition, at September 30, 2009, the Company had available net operating loss carryforwards for foreign income tax purposes of approximately $1,198,600 resulting in a deferred tax asset of approximately $105,000.  At September 30, 2009, the Company had total deferred tax assets of approximately $598,000.

During the three-month period ended March 31, 2009, as part of its periodic evaluation of the need for a valuation allowance against its deferred tax assets, and after consideration of all the factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use any of its deferred tax assets except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued. Accordingly, except as set forth in the preceding sentence, the Company has established a full valuation allowance against its deferred tax assets, and as of September 30, 2009, the valuation allowance was approximately $598,000. If the Company determines in a future reporting period that it will be able to realize some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income tax (benefit) expense” line item of the Company’s consolidated statements of operations. No such valuation allowance was recorded as of September 30, 2008.

Effective June 2001, undistributed earnings of the Company’s Swiss subsidiary are considered to be permanently invested; therefore, in accordance with generally accepted accounting principles in the U.S., no provision for U.S. Federal and state income taxes on those earnings has been provided.  At September 30, 2009, the Company’s Swiss subsidiary had approximately $3,805,000 of accumulated undistributed earnings.

The significant elements contributing to the difference between the United States federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Fiscal Years Ended September 30,
	2009	2008
Statutory U.S. federal income tax rate.........................................................................	34.0%	34.0%
State taxes, net of federal benefit...........................................................................	1.9%	1.8%
Non-deductible items..............................................................................................	(1.2%)	(1.1%)
Foreign tax rate differential.....................................................................................	(10.7%)	(21.5%)
Valuation allowance	(54.7%)	--
Other..........................................................................................................................	3.1%	1.8%
Effective tax rate	(27.5%)	15.0%

NOTE 9             LOSS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each such period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Loss per share data for the fiscal years ended September 30, 2009 and 2008, excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

In accordance with generally accepted accounting principles in the U.S., 84,832 and 47,498 shares of service-based common stock awards (“restricted stock”) were excluded from the calculation of diluted loss per share for the fiscal year ended September 30, 2009 and 2008, respectively.

NOTE 10           COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In May 2008, the Company entered into a non-exclusive license agreement with Motorola, Inc. (“Motorola”) that granted the Company the right to distribute certain Motorola trademarked carry solution accessory products to wholesale and retail customers in the United States, Canada, and Europe through March 31, 2009, subject to renewal by mutual agreement.  The license agreement was made effective retroactive to January 1, 2008, the date subsequent to expiration of a prior license agreement on December 31 , 2007.  In consideration of the grant, the Company agreed to pay to Motorola a royalty based upon a percentage of actual net sales of branded accessory products, subject to payment of minimum royalties (irrespective of actual net sales) in the amount of $650,000 over the 15-month term of the agreement.

In December 2008, the Company and Motorola amended the license agreement to (i) reduce the royalty rate from 15% of Net Sales to 7% of Net Sales and (ii) eliminate all minimum royalties under the agreement with retroactive effect.  On December 31, 2008, the Company provided Motorola written notice of its intention not to renew the License Agreement upon expiration of its term on March 31, 2009.

For the fiscal years ended September 30, 2009 and 2008, the Company recorded royalty expense of $4,000 and $103,000, respectively. These amounts are included in selling expenses in the accompanying consolidated statements of operations.

Guarantee Obligation

In July 2002, the Company’s subsidiary Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (equal to approximately $329,000 and $327,000 at currency exchange rates on September 30, 2009 and 2008, respectively) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the Swiss bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. Commencing December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. The subsidiary has agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. As of September 30, 2009, the Company has not incurred a liability in connection with this guarantee.

Employment Agreements

The Company has entered into employment agreements with Douglas W. Sabra, its President (chief executive officer), and James O. McKenna, its chief financial officer.  Effective October 2, 2009, the expiration of the term of each of these agreements was extended to December 31, 2010, in accordance with the renewal provisions of such agreements.

NOTE 10           COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements (continued)

Under his amended and restated employment agreement, Mr. Sabra is employed as the Company’s President (Chief Executive Officer) at an annual salary of $250,000.  The agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). If Forward gives such notice and no cause for termination exists and no change of control (as defined in the agreement) has occurred, subject to certain conditions, Mr. Sabra would be entitled to receive salary at the then prevailing rate for the greater of six months or the balance of the term as severance.  In connection with his succession to the office of President in January 2008, the Compensation Committee of the Company’s Board of Directors determined to grant Mr. Sabra 20,000 shares of restricted stock under the 2007 Plan, with a grant date of January 2, 2008, vesting in equal proportions over three years from the grant date.

Under his amended and restated agreement, if in circumstances that do not constitute a change of control (as this term is defined in his agreement) Mr. Sabra terminates the agreement for good reason, he is entitled to severance of six months at the prevailing salary rate (or that salary before reduction thereof if that is the basis of good reason), or if his employment is terminated without cause, he is entitled to salary at his prevailing rate for the greater of six months or the balance of the term as severance. Under his amended and restated agreement, if Mr. Sabra’s employment is terminated without cause, or if he terminates his employment for good reason (as defined in the Amended Agreement), in either case within one year of a change of control (as defined), he is entitled to receive severance equal to 12 months of salary and immediate vesting of any unvested options and restricted stock pursuant to applicable equity compensation plans.  He would not be able to terminate for good reason if after a change of control he was one of the three most senior and highly compensated executives in the entity that survives after a change of control.

Under his agreement Mr. McKenna is employed as the Company’s Chief Financial Officer at an annual salary of $175,000 per annum.  The agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). If Forward gives such notice and no cause for termination exists and no change of control (as defined in the agreement) has occurred, subject to certain conditions, Mr. McKenna would be entitled to receive salary at the then prevailing rate for six months as severance.

Mr. McKenna is also entitled to six months of severance for termination without cause in circumstances other than non-renewal and termination for good reason (as defined in the Agreement) in either case in circumstances not involving a change in control (as this term is defined in the agreement).  If Mr. McKenna’s employment is terminated without cause, or if he terminates his employment for good reason, in either case within one year of a change of control, he is entitled to receive severance equal to 12 months of salary and immediate vesting of any unvested options and restricted stock (or other unvested grants) pursuant to Company equity compensation plans.  He would not be entitled to terminate for good reason if after a change of control he is serving as an executive in the financial department of the surviving entity after a change of control.

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

NOTE 10           COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments

The Company rents certain of its facilities under leases expiring at various dates through May 2012. Total rent expense for the years ended September 30, 2009 and 2008, amounted to approximately $334,000 and $313,000, respectively.  Aggregate minimum future rental commitments under such leases are summarized below (these amounts exclude rental commitments for the Company’s corporate headquarters as the Company terminated its lease agreement for these premises effective October 1, 2009 as further described in Note 14 to these consolidated audited financial statements):

Fiscal Year Ended September 30,	Amount

2010.......................................................................................................................................................	$160,000
2011.......................................................................................................................................................	150,000
2012.......................................................................................................................................................	--
2013.......................................................................................................................................................
2014.......................................................................................................................................................	--
Thereafter.............................................................................................................................................	--
Total lease commitments..............................................................................................................	$310,000

NOTE 11           LEGAL PROCEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2009, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 12           401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. In accordance with applicable Safe Harbor provisions, the Company has elected to match 100% on the first 6% of eligible contributions by its employees. The Company's matching contributions were approximately $46,000 and $48,000 for the years ended September 30, 2009 and 2008, respectively, and are reflected in the accompanying consolidated statements of operations.  The Company's contributions vest immediately.

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

Revenues from External Customers

The following table presents net sales related to these geographic segments.

	(dollars in thousands)
	Year Ended September 30,
	2009	2008
Americas....................................................................................	$7,055	$6,080
APAC.....................................................................................................................	6,656	10,026
Europe......................................................................................	3,729	3,868
Total net sales................................................................................................	$17,440	$19,974

NOTE 13           OPERATING SEGMENT INFORMATION (CONTINUED)

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting entirely of property, plant and equipment, by geographic region are as follows:

	(dollars in thousands)
	Year Ended September 30,
	2009	2008
APAC.....................................................................................................................	$109	$25
Americas................................................................................................................	51	94
Europe....................................................................................................................	2	6
Total long-lived assets (net).........................................................................	$162	$125

Supplier Concentration

The Company procures substantially all of its supply of carrying solutions products from independent suppliers in Asia.  Primary suppliers are Chinese business entities located in China.  Depending on the product, the Company may require several different suppliers to furnish component parts or pieces.  The Company purchased approximately 90% and 95% of its products from seven Chinese suppliers in the fiscal years ended September 30, 2009 and 2008, respectively. One such supplier accounted for approximately 54% and 43% of the Company’s product purchases in the fiscal years ended September 30, 2009 and 2008, respectively.

Major Customers

The following customers or their affiliates or contract manufacturers accounted for more than ten percent of the Company’s net sales, by geographic region

	Fiscal Year Ended September 30, 2009
	Americas	Europe	APAC	Total Company
Customer-1..................................................	2%	1%	87%	35%
Customer-2..................................................	37%	25%	1%	21%
Customer-3..................................................	1%	47%	--	10%
Customer-4..................................................	6%	23%	--	7%
Customer-5*...............................................	15%	1%	2%	7%

	Fiscal Year Ended September 30, 2008
	Americas	Europe	APAC	Total Company
Customer-1..................................................	5%	2%	88%	46%
Customer-2..................................................	40%	35%	2%	20%
Customer-3..................................................	--	47%	--	9%
Customer-6..................................................	12%	--	5%	6%

NOTE 13           OPERATING SEGMENT INFORMATION (CONTINUED)

Major Customers

* Customer 5 percentages do not include the sale of licensed products made by the Company to third parties under its license agreement with Customer 5.

Two customers accounted for approximately 63% and 74% of the Company’s accounts receivable at September 30, 2009 and September 30, 2008, respectively.

NOTE 14               SUBSEQUENT EVENTS

On November 5, 2009, the Company terminated its lease agreement for its corporate headquarters located in Pompano Beach, Florida, effective October 1, 2009. This lease was scheduled to expire in May 2012. As consideration for the early termination, the Company agreed to pay the landlord a termination fee of $55,000. The termination fee consisted of a one time payment due upon termination of the lease agreement, as well as the forfeiture of security deposits. In connection with the lease termination, as of October 1, 2009, the Company entered into a sub-lease with a tenant at the same premises for less space at a reduced rent rate on a month-to-month basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  December 9, 2009

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
James O. McKenna
Vice President, Chief Financial Officer and
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 9, 2009	/s/Douglas W. Sabra
Douglas W. Sabra
Chief Executive Officer and
Acting Chairman of the Board
(Principal Executive Officer)
December 9, 2009	/s/James O. McKenna
James O. McKenna
Chief Financial Officer and Vice President
(Principal Financial Officer and
Principal Accounting Officer)
December 9, 2009	/s/John Chiste
John Chiste
Director
December 9, 2009	/s/Bruce Galloway
Bruce Galloway
Director
December 9, 2009	/s/Fred Hamilton
Fred Hamilton
Director
December 9, 2009	/s/Louis Lipschitz
Louis Lipschitz
Director
December 9, 2009	/s/Michael Schiffman
Michael Schiffman
Director
46

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

10.          Material Contracts

10.1     1996 Stock Incentive Plan of Forward Industries, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 of the Company, as filed on April 25, 2003).

10.2     Forward Industries, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company, as filed on July 10, 2007).

10.3     Amendment to Employment Agreement, dated as of January 1, 2008, between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Company as filed on February 13, 2008)

10.4     Severance and Release Agreement, dated as of December 31, 2007, between the Company and Michael M. Schiffman (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Company as filed on February 13, 2008).

10.5     License Agreement, dated as of May 22, 2008, between Motorola, Inc. and Forward Industries, Inc.

10.6     Amended and Restated Employment Agreement, dated as of August 12, 2008, between the Company and Douglas W. Sabra (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on August 12, 2008).

10.7     Employment Agreement, dated as of August 12, 2008, between the Company and James O. McKenna (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on August 12, 2008).

21.          Subsidiaries of the Registrant

21.1     List of Subsidiaries of Forward Industries, Inc.

23.          Consent of Independent Registered Public Accounting Firm

23.1     Consent of Kaufman, Rossin & Co., P.A. relating to 1996 Stock Incentive Plan

23.1     Consent of Kaufman, Rossin & Co., P.A. relating to 2007 Equity Compensation Plan

31.          Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

31.1     Certification of Douglas W. Sabra

31.2     Certification of James O. McKenna

32.          Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

32.1     Certifications of Douglas W. Sabra and James O. McKenna

