Form 10-Q
period 2009-12-31
FORWARD INDUSTRIES INC
filed 2010-02-08
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2009.

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

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes       [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ X]        No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company)	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          [   ] Yes   [X] No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date February 8, 2010, was 7,965,023 shares.

Forward Industries, Inc.

INDEX

PART I.		FINANCIAL INFORMATION	Page No.

	Item 1.	Financial Statements
		- Consolidated Balance Sheets as of December 31, 2009 (unaudited)
		and September 30, 2009............................................................................................................	4

		- Consolidated Statements of Operations (unaudited) for the Three Months
		Ended December 31, 2009 and 2008.......................................................................................	5

		- Consolidated Statements of Cash Flows (unaudited) for the Three Months
		Ended December 31, 2009 and 2008.......................................................................................	6

		- Notes to Consolidated Financial Statements (unaudited)...............................................	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................................	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk...........................................	23
	Item 4.	Controls and Procedures............................................................................................................	23

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings.......................................................................................................................	25

	Item 1A.	Risk Factors.................................................................................................................................	25

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds............................................	25

	Item 3	Defaults Upon Senior Securities..............................................................................................	25

	Item 4.	Submission of Matters to a Vote of Security Holders...........................................................	25

	Item 5.	Other Information........................................................................................................................	25

	Item 6.	Exhibits..........................................................................................................................................	25

		Signatures.....................................................................................................................................	26

		Certifications................................................................................................................................	27

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
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“2010 Quarter” refers to the three months ended December 31, 2009;

“2009 Quarter” refers to the three months ended December 31, 2008;

“Fiscal 2010” refers to our fiscal year ending September 30, 2010;

“Fiscal 2009” refers to our fiscal year ended September 30, 2009;
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

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents...............................................................................	$19,436,062	$20,103,502
Accounts receivable, net .................................................................................	3,547,352	3,259,462
Inventories, net..................................................................................................	1,011,754	666,485
Prepaid expenses and other current assets...................................................	172,509	228,938
Total current assets.............................................................................	24,167,677	24,258,387

Property, plant, and equipment, net................................................................	147,533	162,468
Other assets........................................................................................................	46,032	59,532
Total Assets...........................................................................................................	$24,361,242	$24,480,387

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable..............................................................................................	$1,825,987	$1,824,091
Accrued expenses and other current liabilities..............................................	149,839	133,857
Total liabilities......................................................................................	1,975,826	1,957,948

Commitments and contingencies.......................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued.........................................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,663,766 and 8,643,598 shares issued, respectively (including 706,410 held in treasury at both dates).................................................................	86,637	86,436
Capital in excess of par value............................................................................	16,151,330	16,101,568
Treasury stock, 706,410 shares at cost ...........................................................	(1,260,057)	(1,260,057)
Retained earnings...............................................................................................	7,407,506	7,594,492
Total shareholders’ equity...................................................................................	22,385,416	22,522,439
Total liabilities and shareholders’ equity.........................................................	$24,361,242	$24,480,387

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
	Three Months Ended December 31,
	2009	2008
Net sales.............................................................................................................	$4,126,772	$5,306,642
Cost of goods sold.............................................................................................	3,202,577	4,362,639
Gross profit.......................................................................................................	924,195	944,003

Operating expenses:
Selling..........................................................................................................	458,272	676,088
General and administrative.......................................................................	660,121	666,034
Total operating expenses.................................................................	1,118,393	1,342,122

Loss from operations.......................................................................................	(194,198)	(398,119)

Other income:
Interest income...........................................................................................	20,332	118,945
Other expense, net.....................................................................................	(13,120)	(30,641)
Total other income............................................................................	7,212	88,304

Loss before benefit from income taxes.........................................................	(186,986)	(309,815)
Benefit from income taxes..............................................................................	--	105,391
Net loss ..............................................................................................................	($186,986)	($204,424)

Net loss per common and common equivalent share
Basic............................................................................................................	($0.02)	($0.03)
Diluted.........................................................................................................	($0.02)	($0.03)

Weighted average number of common and common equivalent shares outstanding
Basic............................................................................................................	7,940,257	7,915,522
Diluted.........................................................................................................	7,940,257	7,915,522

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended December 31,
	2009	2008
Operating activities:
Net loss.....................................................................................................	($186,986)	($204,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation...........................................................	49,963	46,660
Provision for obsolete inventory.................................................	17,437	86,794
Depreciation and amortization......................................................	14,935	19,767
Deferred income taxes....................................................................	--	(105,391)
Changes in operating assets and liabilities:
Accounts receivable......................................................................	(287,890)	(1,246,632)
Inventories......................................................................................	(362,706)	(418,901)
Prepaid expenses and other current assets................................	56,429	(52,119)
Other assets....................................................................................	13,500	2,936
Accounts payable..........................................................................	1,896	466,882
Accrued expenses and other current liabilities..........................	15,982	70,947
Net cash used in operating activities	(667,440)	(1,333,481)

Investing activities:
Purchases of property, plant, and equipment......................................	--	(124,957)
Net cash used in investing activities	--	(124,957)

Financing activities:
Net cash provided by financing activities.............................................	--	--

Net decrease in cash and cash equivalents..............................................	(667,440)	(1,458,438)

Cash and cash equivalents at beginning of period..................................	20,103,502	19,862,426

Cash and cash equivalents at end of period..............................................	$19,436,062	$18,403,988

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961. The Company designs, markets, and distributes carry solutions primarily for hand held electronic devices, including soft-sided carrying cases, bags, clips, hand straps, protective face plates, and other accessories for medical monitoring and diagnostic kits, cellular telephones, and bar code scanners. The Company also designs, markets and distributes carry cases for other consumer products such as laptop computers, MP3 players, firearms and sporting, recreational, and aeronautical and other products.  The Company’s principal customer market is original equipment manufacturers, or “OEMs”, of these products that package its carry solution products as accessories “in box” together with their product offerings or the contract manufacturing firms of these OEM customers. Sales to OEM customers are made in Europe, the APAC Region, and the Americas.

In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim period presented herein, but are not necessarily indicative of the results of operations for the fiscal year ending September 30, 2010. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended September 30, 2009, and with the disclosures and risk factors presented herein and therein, respectively.

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

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, highly liquid money market accounts, and certificates of deposit with original contractual maturities of three months or less. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed FDIC insured limits, and in Europe. Historically, the Company has not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with various customers. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of customers are generally net thirty (30) days to net sixty (60) days; however, the Company extends to certain customers, particularly its largest, payment terms up to 90 days. The Company has not historically experienced significant losses in extending credit to customers.  At December 31, 2009 and September 30, 2009, the allowance for doubtful accounts was approximately $25,000.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. Reserved inventory that is disposed of is charged against the allowance. Management’s estimates in determining the adequacy of the allowance are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance, as well as recoveries of reserved inventory, may change from time to time based on management’s assessments, and such changes could be material. At December 31, 2009 and September 30, 2009, the allowance for obsolete inventory was approximately $50,000 and $33,000, respectively.

Property, Plant and Equipment

Property, plant and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the three-month periods ended December 31, 2009 and 2008, the Company recorded approximately $15,000 and $20,000 of depreciation and amortization expense, respectively.

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.   See Note 6 to these Notes to Consolidated Financial Statements.

Revenue Recognition

In accordance with accounting principles generally accepted in the U.S., we generally recognize revenue from product sales to customers when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Shipping and Handling Costs

The Company expenses shipping and handling costs as a component of cost of goods sold.

Advertising Expenses

Advertising costs, consisting primarily of samples and product brochures, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of operations and amounted to approximately $25,000 and $26,000 for the three-month periods ended December 31, 2009 and 2008, respectively.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions

The functional currency of the Company and its wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income—other expense, net” in the accompanying consolidated statements of operations. The net losses from foreign currency transactions and translations were approximately $13,000 and $31,000 for the three-month periods ended December 31, 2009 and 2008, respectively.

Comprehensive Loss

For the three-month periods ended December 31, 2009 and 2008, the Company did not have any components of comprehensive loss other than net loss.

NOTE 3     DEBT

In 2003, Forward’s wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment period of 12 months, as a letter of credit facility, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loans outstanding.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans.  In connection with this facility, Forward Innovations agreed to certain covenants. Amounts drawn under this credit facility bear interest at variable rates established by the Swiss bank (5.35% as of December 31, 2009 and September 30, 2009, respectively).  Under an arrangement entered into pursuant to this credit facility, Forward Innovations was contingently liable to the Swiss bank in respect of a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $315,000 and $329,000 at currency exchange rates on December 31, 2009 and September 30, 2009, respectively) in favor of Forward Innovations’ freight forwarder and customs agent in connection with its logistics operations in The Netherlands.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the U.S. Dollar face amount of the letter of credit.  As of December 31, 2009, the credit facility and the related letter of credit expired in accordance with their terms, and Forward Innovations has entered negotiations with the Swiss bank and the freight forwarder with the objective of extending or renewing the parties’ respective arrangements upon terms acceptable to it.  See Note 9, “Commitments and Contingencies—Guarantee Obligation.”

NOTE 4     SHAREHOLDERS’ EQUITY

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 4     SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Repurchase

In September 2002 and January 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of December 31, 2009, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million, but none during the three-month periods ended December 31, 2009 and 2008.

NOTE 5     STOCK BASED COMPENSATION

In May 2007, at the annual shareholders meeting, shareholders of the Company approved the 2007 Equity Incentive Plan (the 2007 Plan), which authorized the issuance of up to 400,000 shares of common stock to officers, employees, and non-employee directors of the Company in connection with the grants of restricted common stock and stock options awarded to such persons. This plan was adopted by the Board of Directors in February 2007.  The price at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock at the date of grant. The Company’s Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and restricted stock grants generally vest in equal proportions over three years.   As of December 31, 2009, 75,500 shares of common stock remain available for grants of awards of restricted stock and options to purchase common stock under the 2007 Plan.

The Company’s 1996 Stock Incentive Plan (the 1996 Plan) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by the 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. Options expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted pursuant to the 1996 Plan prior to expiration remain outstanding until the earlier of exercise or option expiration.

Stock Option Awards

Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors has granted stock option awards to purchase 172,500 shares of common stock, in the aggregate, to the Company’s non-employee directors and three Company officers, of which awards covering 30,000 shares of common stock expired unexercised, with such shares reverting to the 2007 Plan and eligible for grant. Of these awards, 17,500 were granted during the three-month period ended December 31, 2009. These awards are subject to a continued service condition and vest on the first anniversary of the date the awards were granted in the case of the Company’s non-employee directors and one Company officer, and vest in equal amounts over three years commencing on the first anniversary of the grant, in the case of the other two Company officers.

Under the 1996 Plan 30,000 fully vested stock options remain outstanding and unexercised, all at exercise prices higher than the fair market value of the stock at December 31, 2009.

The Company recognized approximately $19,000 and $23,000 of compensation cost for stock option awards in its consolidated statements of operations for the three-month periods ended December 31, 2009 and 2008, respectively.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The following table summarizes stock option activity under the 2007 Plan and the 1996 Plan from September 30, 2009 through December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	155,000	$3.52	8.25	$0
Granted..............................................	17,500	2.02	9.95
Exercised...........................................	--	--	--
Forfeited............................................	--	--	--
Expired...............................................	--	--	--
Outstanding at December 31, 2009	172,500	$3.37	8.20	$0

Options vested and exercisable at December 31, 2009.........................	100,000	$4.47	7.38	$0

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Three-Month Periods Ended December 31,
	2009	2008
Expected term (in years)......................................	5.0	--
Risk-free interest rate...........................................	2.26%	--
Expected volatility................................................	77.7%	--
Expected dividend yield......................................	0%	--

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards

Under the 2007 Plan as of December 31, 2009, the Compensation Committee of the Company’s Board of Directors had approved and granted awards of 183,500 shares of restricted stock, in the aggregate, to certain key employees, one of whom also serves as a director.  Of these awards, 1,500 shares of restricted stock have been forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. Vesting of the restricted stock is generally subject to a continued service condition with one-third of the awards vesting each year on the anniversary date the awards were granted typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the market value of the Company’s common stock on the grant date. During the three-month periods ended December 31, 2009 and 2008, the Company recognized approximately $31,000 and $24,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards.

The following table summarizes restricted stock activity under the 2007 Plan from September 30, 2009, through December 31, 2009.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2009......................................	84,832	$2.16
Changes during the period:
Shares granted..............................................................................	53,500	$2.02
Shares vested................................................................................	(20,167)	$2.07
Shares forfeited.............................................................................	--	--
Non-vested balance at December 31, 2009.......................................	118,165	$2.12

As of December 31, 2009, there was approximately $145,000 of total unrecognized compensation cost related to 118,165 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Equity Incentive Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods.

Warrants

            As of December 31, 2009, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. By their terms, these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of December 31, 2009, no such registration statement has been filed with the Securities and Exchange Commission.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     INCOME TAXES

The Company’s benefit from income taxes consists of the following United States and foreign components:

	For the Three-Month Periods Ended December 31,
	2009	2008
U.S. Federal and State
Current...............................................................................	$ --	$ --
Deferred.............................................................................	(49,460)	(97,356)

Foreign:
Current...............................................................................	--	--
Deferred.............................................................................	(4,144)	(8,035)

Change in valuation allowance............................................	(53,604)	--
Benefit from income taxes	$ --	($105,391

The Company’s effective tax rate does not approximate the statutory United States federal income tax rate primarily due to the establishment of the valuation allowance and tax rate differentials in respect of United States state and foreign taxes.

At December 31 , 2009, the Company had available net operating loss carryforwards for United States federal and state income tax purposes of approximately $2,288,000 expiring through 2029 and resulting in a combined deferred tax asset of approximately $410,000. In addition, at December 31, 2009, the Company had available net operating loss carryforwards for foreign income tax purposes of approximately $1,246,000 resulting in a deferred tax asset of approximately $110,000.  At December 31, 2009 and September 30, 2009, the Company had total deferred tax assets of approximately $652,000 and $598,000, respectively.

During Fiscal 2009, as part of its periodic evaluation of the need for a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use any of its deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, except to the extent set forth in the preceding sentence, the Company has established a full valuation allowance against its deferred tax assets, and as of December 31, 2009 and September 30, 2009, the valuation allowance was approximately $652,000 and $598,000, respectively. If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Benefit from income taxes” line item of the Company’s consolidated statements of operations.

Effective June 2001, undistributed earnings of the Company’s Swiss subsidiary are considered to be permanently invested; therefore, in accordance with generally accepted accounting principles in the United States, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At December 31, 2009, the Company’s Swiss subsidiary had approximately $3,757,000 of accumulated undistributed earnings.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7     LOSS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Loss per share data for the three-month periods ended December 31, 2009 and 2008, excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

In accordance with generally accepted accounting principles in the United States, 118,165 and 100,331 shares of service-based common stock awards (“restricted stock”) were excluded from the calculation of diluted loss per share for the three-month periods ended December 31, 2009 and 2008, respectively.

NOTE 8     OPERATING SEGMENT INFORMATION

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

	(all amounts in thousands of dollars)
	Three Months Ended December 31,
	2009	2008
Americas..................................................	$1,601	$2,064
APAC.......................................................................	1,871	1,695
Europe .....................................................................	656	1,548
Total net sales........................................................	$4,128	$5,307

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     COMMITMENTS AND CONTINGENCIES

Guarantee Obligation

In July 2002, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, the subsidiary agreed to provide an undertaking to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider paid on the subsidiary's behalf. In February 2004, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €224,000 (equal to approximately $315,000 as of December 31, 2009) paid by such bank to the logistics provider pursuant to a letter of credit that was issued by the Swiss bank in favor of the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider, and (iv) the logistics provider makes a drawing under the letter of credit. Commencing December 31, 2004, and on each anniversary thereafter until December 31, 2009, it is intended that the bank letter of credit will be renewed automatically for one-year periods. Under the Representation Agreement the subsidiary agreed to keep a letter of credit guarantee in place for five years following the date its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. As of December 31, 2009, the Company had not incurred a liability in connection with this guarantee. As of December 31, 2009, the credit facility and related guarantee and letter of credit expired in accordance with their terms, and Forward Innovations has entered negotiations with the Swiss bank and the freight forwarder with the objective of extending or renewing the parties’ respective arrangements upon terms acceptable to it.

NOTE 10   LEGAL PROCEDINGS

            From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of December 31, 2009, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11   SUBSEQUENT EVENTS

The Company’s management has reviewed events occurring through February 8, 2009, the date the financial statements were issued, and noted no subsequent events requiring accrual or disclosure.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2009 (the “2010 Quarter”), with those for the three months ended December 31, 2008 (the “2009 Quarter”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following management’s discussion and analysis includes “forward-looking statements” (as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995).  These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business.  Such forward looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward looking statements contained in this Quarterly Report are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those we assumed and assessed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those identified in “Risk Factors” in Item 1A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among others, the following: customer concentration in a small number of key customers, where material variation in order flow from any one or more of such customers may cause significant swings in results of operations; product line concentration in carry cases for diabetic monitoring devices; our ability to maintain constructive commercial relationships with our key customers, including during periods of economic downturns generally or downturns/volatility in their specific businesses; the loss of key sales employees upon whom relationships with key OEM customers depend; our success in winning new business from our customers and against competing vendors; whether replacement programs that we win will be more or less successful or profitable than those that are replaced; levels of demand and pricing generally for blood glucose monitoring devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; OEM customers’ decisions to reduce or eliminate their practice of including carry case accessories in-box; the impacts on our financial condition, results of operations, and business prospects arising from making an acquisition or failing to make an acquisition; general economic and business conditions, nationally and internationally in the countries in which we do business; the continuation or resumption of global economic recession; the failure of one or more of our suppliers; failures in our ability to maintain adequate quality control in our products; demographic changes; changes in technology, including developments in the treatment or control of diabetes that adversely affect the incidence of use and replacement rates of handheld blood glucose monitors by diabetics; increased competition in the business of distribution of carry solutions for handheld electronic devices generally or increased competition to include carry solutions with products manufactured by our OEM customers in particular; changes affecting the business or business prospects of one or more of our principal OEM customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2009. Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward looking statement.

Forward Industries, Inc.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

BUSINESS OVERVIEW

We design, market, and distribute carry solutions primarily for hand held electronic devices, including soft-sided carrying cases, bags, clips, hand straps, protective face plates, and other accessories for medical monitoring and diagnostic kits, cellular telephones, and bar code scanners. We also design, market and distribute carry cases for other consumer products such as laptop computers, MP3 players, firearms and sporting, recreational, and aeronautical and other products.  Our principal customer market is original equipment manufacturers, or “OEMs”, of these products that package our carry solution products as accessories “in box” together with their product offerings or the contract manufacturing firms of these OEM customers.

Trends and Economic Environment

We believe that the weak economy, high unemployment, tight credit markets, and heightened uncertainty in financial markets during the past two years adversely impacted discretionary consumer spending, including spending on the types of electronic devices and other products that are accessorized by our products. Our response to conditions in calendar 2009 was to cut operating expenses and reduce headcount; and we sought to limit increases in operating expenses except where we thought increases were critical to potential future growth.  These actions had the desired effect, as reductions in operating expense throughout Fiscal 2009 and in the 2010 Quarter helped to mitigate the impact on net operating results from the steady decline in net sales.  However, with operating expenses at their lowest levels in nearly eight years, absent severe weakening from this point in the economy and/or in our revenues, we do not anticipate further meaningful benefit to our results of operations from additional expense reduction efforts.

In response to these economic conditions certain major diabetic case customers reduced their sales forecasts provided to us for blood glucose diagnostic kits, with which our products are packaged in box, but we see signs that this caution may be easing somewhat. While we expect a continuation of a very challenging business environment near term, material changes in revenue contribution from our diabetic case customers is likely to stem more from customer-specific issues, such as our program wins and product pricing, than broad-based conditions.  Similarly, we believe that sustainable improvement in our revenues and results of operations for Fiscal 2010 may be more likely to be attributable to new customer sales than an improvement in economic conditions generally.

In response to increasing customer and sales concentration, we have focused marketing efforts on expanding our customer base. These efforts are meeting with some preliminary success, although the degree of success will not become apparent until we are deeper into Fiscal 2010.  We have received small, initial orders from first time customers.  The key question for our results of operations in Fiscal 2010 will be whether our overall net sales and net profit will primarily reflect revenue contribution from new customers or the decline in revenues from existing customers that have indicated reduced order flow in Fiscal 2010.

As previously disclosed, in connection with the decline in our cell phone accessory business and scaling back in demand from certain OEM customers in the diabetic case line during the current economic downturn, we are pursuing a strategy to diversify our business by means of acquisition.  We are currently assessing potential acquisition and or investment targets.

Forward Industries, Inc.

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

We discuss the material accounting policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”.  There have been no material changes in critical accounting policies and estimates since September 30, 2009.

The notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2009, and the notes to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to our overall financial performance, operations and financial position.

Revenue Recognition

In accordance with generally accepted accounting principles in the U.S., we generally recognize revenue from product sales to customers when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments, analyses, and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  the age of receivable balances, our historical bad debts write-off experience, and our respective customer’s creditworthiness, among other factors. At December 31, 2009 and September 30, 2009, our allowance for doubtful accounts was approximately $25,000.  Changes to this account are reflected in the general and administrative expense line of our consolidated statements of operations.  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, the assessments of new customers’ creditworthiness, changes in customer circumstances, or other factors could have a material effect on the recorded allowance.

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

At the end of each fiscal quarter, we evaluate our ending inventories, and we establish an allowance for inventory that is considered obsolete, slow moving, or otherwise un-saleable.  This evaluation includes, among other factors, analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand.  We physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $50,000 and $33,000 at December 31, 2009 and September 30, 2009, respectively.  Increases to this account are reflected in the cost of goods sold line of our consolidated statements of operations.

Our production is made to customer specifications.  If a customer elects not to accept delivery, or defaults on a purchase order or commitment, or returns inventory from its hub without payment in violation of the hub arrangements, additional inventory write-downs or reserves may be required and would be reflected in cost of goods sold in the period the revision is made.

Deferred Income Taxes

In our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we are subject to taxation. This process involves estimating actual current income tax expense as well as assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected in our consolidated balance sheets. We had approximately $0.7 million and $0.6 million of deferred tax assets at December 31, 2009 and September 30, 2009, respectively. The increase in deferred tax assets results primarily from net loss incurred in respect of the 2009 Period and accumulated temporary differences between book and tax income.

During Fiscal 2009, as part of our periodic evaluation of the need for a valuation allowance against our deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of our cumulative losses in recent years), we determined that, on a more likely than not basis, we would not be able to use any of our deferred tax assets, except in the event we elect to effect the repatriation of certain foreign source income earned by our Swiss subsidiary, Forward Innovations, in which case our deferred tax assets can be applied in respect of United States income taxes arising from such repatriation.  Such foreign source income is currently considered to be permanently invested and for which no United States income tax liability has been accrued. Accordingly, we established a full valuation allowance against our deferred tax assets. As of December 31, 2009 and September 30, 2009, the valuation allowance was approximately $0.7 million and $0.6 million, respectively. If we determine that we will be able to realize some or all of our deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce our tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Benefit from income taxes” line item of our consolidated statements of operations. See Notes 2 and 6 to our consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE 2010 QUARTER COMPARED TO THE 2009 QUARTER

Net loss

Forward Industries, Inc.

We incurred a net loss of $0.2 million in the 2010 Quarter and the 2009 Quarter. The slight improvement in 2010 Quarter net loss resulted from lower operating expenses and slightly higher gross profit, offset in large part by the decline in “other income”, and the absence of a tax benefit in the 2010 Quarter compared to the 2009 Quarter, as shown in the table below:

Main Components of Net Loss
	(thousands of dollars)
	2010 Quarter	2009 Quarter	Increase (Decrease)
Net Sales................................................................................	$4,127	$5,307	(1,180)

Gross Profit............................................................................	924	944	(20)
Selling, General and Administrative Expenses.................	(1,118)	(1,342)	(224)
Other Income.........................................................................	7	88	(81)
Benefit from Income Taxes..................................................	--	105	(105)
Net Loss*...............................................................................	($187)	($204)	(17)

       * Table may not total due to rounding.

Basic and diluted loss per share data was ($0.02) for the 2010 Quarter, compared to ($0.03) for the 2009 Quarter. The reduction in loss per share in the 2010 Quarter was due to the decrease in net loss and increase in weighted average shares outstanding.

Net Sales

Net sales decreased $1.2 million, or 22%, to $4.1 million in the 2010 Quarter from $5.3 million in the 2009 Quarter, due primarily to a decline in sales of diabetic products of $1.0 million, or 24%, and to a lesser extent, a decline in sales of “Other Products” (which includes cell phone product sales), of $0.2 million caused by the continuing decline in cell phone accessory product sales.  The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2010 Quarter 3 Months ended December 31, 2009 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products.......................	$1.6	$0.8	$0.7	$3.1
Other Products............................	0.3	0.8	--	1.0
Total*	$1.9	$1.6	$0.7	$4.1

Net Sales for 2009 Quarter 3 Months ended December 31, 2008 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products.........................	$1.5	$1.1	$1.5	$4.1
Other Products..............................	0.2	1.0	--	1.2
Total*	$1.7	$2.1	$1.5	$5.3

* Tables may not total due to rounding.

Diabetic Product Sales

We design to the order of and sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers) of these electronic, monitoring kits made for use by diabetics.  The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits.

Forward Industries, Inc.

Sales of cases and related accessories for blood glucose monitoring kits declined $1.0 million, or 24%, to $3.1 million in the 2010 Quarter, from $4.1 million in the 2009 Quarter. This decrease was due primarily to a $1.1 million drop in sales to one major diabetic customer, as presented in the table below, which sets forth our sales by diabetic customer for the periods indicated.

(millions of dollars)
	2010 Quarter	2009 Quarter	Increase (Decrease)
Diabetic Customer A...................................................	$1.7	$1.5	$0.2
Diabetic Customer B....................................................	0.8	1.1	(0.3)
Diabetic Customer C....................................................	0.5	0.3	0.2
Diabetic Customer D....................................................	--	1.1	(1.1)
All other Diabetic Customers.....................................	0.1	0.1	--
Totals*...................................................................	$3.1	$4.1	($1.0)

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 75% of our total net sales in the 2010 Quarter compared to 77% of our total net sales in the 2009 Quarter.  Despite the 24% decline in diabetic product sales in the 2010 Quarter compared to 2009 Quarter, the decline in sales of “other products” (attributable to the significant decline in cell phone accessory sales) resulted in the respective net sales contributions by the diabetic and “other” product lines in the 2010 Quarter being essentially even with that of 2009 Quarter.

Other Product Sales

We design and sell carrying solutions to OEMs for a diverse array of other portable electronic and other products, including cell phones, laptop computers, bar code scanners, cameras, binoculars, firearms, portable oxygen tanks, MP3 players, and a variety of other products on a made-to-order basis that are customized to fit the products sold by our OEM customers.  Beginning Fiscal 2009, we changed our presentation of sales by product line by combining “Cell Phone Product Sales” with “Other Product Sales” as the amounts of stand-alone cell phone product revenues ceased to warrant separate presentation.

Sales of other products declined $0.2 million, or 15%, to $1.0 million in the 2010 Quarter from $1.2 million in the 2009 Quarter. This decline was due primarily to a $0.3 million decrease in sales to a cell phone customer in the 2010 Quarter, which was partially offset by increased sales to a number of customers, none of which increases alone being material.

Sales of other products represented 25% of our net sales in the 2010 Quarter compared to 23% of net sales in the 2009 Quarter.

Gross Profit

Gross profit of $0.9 million in the 2010 Quarter was slightly lower than the $0.9 million of the 2009 Quarter. In the 2010 Quarter lower quality assurance and sourcing-related costs (“Hong Kong costs”), lower freight, duties and customs costs, and lower inventory allowance costs (included in cost of goods sold)  almost entirely offset the 22% reduction in sales revenues compared to the 2009 Quarter. The lower costs resulted from favorable comparisons with the 2009 Quarter: the decrease in Hong Kong costs was primarily due to reduced personnel costs in the 2010 Quarter compared to the 2009 Quarter, when staffing changes in connection with the relocation of the facility included severance and recruitment expenses; the decrease in freight, duties, and customs resulted primarily from the decline in sales to one diabetic customer in the 2010 Quarter compared to the 2009 Quarter when higher shipping costs were incurred in accordance with the customer’s requirements; and the inventory allowance in the 2010 Quarter increased by an amount less than that in the 2009 Quarter, when a significant allowance for cell phone product inventory was recorded.

Gross profit as a percentage of net sales was 22% in the 2010 Quarter compared to 18% in the 2009 Quarter.

Forward Industries, Inc.

Selling, General, and Administrative Expenses

Operating expenses decreased $0.2 million, or 17%, to $1.1 million in the 2010 Quarter from $1.3 million in the 2009 Quarter due primarily to a $0.2 million reduction in selling personnel costs and related travel and entertainment and automobile allowance expense in the 2010 Quarter resulting from changes to our staffing and employee benefit plans made in Fiscal 2009 and to a lesser extent decreases in professional fees and other operating expenses.  These declines were offset in small part by higher rent expense and general and administrative personnel expense.

Other Income

Other income, primarily interest income on cash balances, declined 92% to $7,000 in the 2010 Quarter, from $88,000 in the 2009 Quarter due primarily to lower average interest rates in the 2010 Quarter on slightly lower cash balances compared to the 2009 Quarter. Foreign currency transaction losses, the other component of “other income”, moderated in the 2010 Quarter compared to the 2009 Quarter and had the effect of mitigating the quarterly decline.

Pretax Loss

Pretax loss narrowed to $0.2 million in the 2010 Quarter compared to $0.3 million in the 2009 Quarter as a result of the changes as described above.

LIQUIDITY AND CAPITAL RESOURCES

During the 2010 Quarter, cash and cash equivalents declined $0.7 million compared to $1.5 million in the 2009 Quarter.  In the 2010 Quarter, operating activities used $0.7 million of cash compared to $1.3 million in the 2009 Quarter. Our operating cash flows in the 2010 Quarter consisted of a net loss of $0.2 million (reduced by $82,000 for non-cash items), and use of $0.6 million for net changes in working capital items. Changes in inventories and accounts receivable of $0.3 million and $0.4 million, respectively, contributed to the net cash used by operating activities. These uses of working capital were partially offset by changes in prepaid expenses and other current assets, accrued expenses and other current liabilities, other assets, and accounts payable, which generated $56,000, $16,000, $14,000 and $2,000, respectively. The change in accounts receivable is attributable to the higher sales levels in the 2010 Quarter compared to the three-month period ended September 30, 2009 and the timing in which these accounts receivable were originated. The change in inventories is in support of sales orders received and the ramping up of production in anticipation of the Chinese New Year. The change in prepaid expenses and other current assets is due primarily to the timing of payments made for our insurance policies.

During the 2009 Quarter, operating activities used $1.3 million of cash consisting of a net loss of $0.2 million (reduced by $48,000 for non-cash items), and $1.2 million in net changes in working capital items, consisting primarily of changes in accounts receivable and inventory of $1.2 million and $0.4 million, respectively, offset, in part, by changes in accounts payable which generated $0.4 million.

There were no investing activities in the 2010 Quarter. In the 2009 Quarter, net investing activities used $0.1 million for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

There were no financing activities in the 2010 Quarter or the 2009 Quarter.

At December 31, 2009, our current ratio (current assets divided by current liabilities) was 12.23; our quick ratio (current assets less inventories divided by current liabilities) was 11.72; and our working capital (current assets less current liabilities) was $22.2 million.  As of such date, we had no short or long-term debt outstanding.

Forward Industries, Inc.

Our primary source of liquidity is our cash on hand, a significant portion of which is considered permanently invested earnings our Swiss subsidiary Forward Innovations subsidiary. The primary demands on our working capital are: operating losses and accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders with us and we order from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.  We have announced that one strategy we are pursuing to diversify our business is by means of acquisition or other business combination.  If any such transaction were to be consummated, we anticipate that it would involve the payment of cash and/or the issuance of securities, either or both of which might be significant in amount.  We anticipate that our liquidity and financial resources for the ensuing fiscal year will be adequate to manage our financial requirements.

Forward Innovations maintains a credit facility with a Swiss bank that provides for an uncommitted line of credit in the maximum amount of $400,000.  Amounts borrowed under the facility may be structured as a term loan or loans, with a maximum repayment Period of 12 months, or as a guarantee facility, or any combination of the foregoing.  Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any term loan outstanding under the facility.  Amounts borrowed other than as a term loan must be settled quarterly or converted into term loans. Amounts drawn under this credit facility bear interest at variable rates established by the bank (5.35% as December 31, 2009). At December 31, 2009, Forward Innovations is contingently liable to the bank under a letter of credit issued on its behalf in the amount of €224,000 (equal to approximately $315,000 as of December 31, 2009) in favor of Forward Innovations' freight forwarder and customs agent.  The effect of the issuance of the letter of credit is to reduce the availability of the credit line in an amount equal to the face amount of the letter of credit.  See Notes 3 and 9 to the unaudited consolidated Financial Statements set forth in Item 1.

In September 2002 and January 2004, our Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of our outstanding common stock. Under those authorizations, as of December 31, 2009, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million but none during Fiscal 2010 or Fiscal 2009.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of December 31, 2009:

Contractual Obligation or Commitment	Jan 10 – Dec 10	Jan 11 – Dec 12	Jan 13 – Dec 14	Thereafter
Employment Agreements	$425,000	$ --	$--	$ --
Operating Leases (1)	159,000	113,000	--	--
Totals	$584,000	$113,000	$--	$ --

(1) Relates to operating leases in Hong Kong and Switzerland.  Effective October 1, 2009, the Company canceled its Pompano Beach, Florida lease for premises where its executive and sales offices are located in consideration for payment of a fee and entered into a month-to-month sublease at the same premises for lesser space and rent.  In accordance with accounting principles generally accepted in the United States, the sublease rental amounts are not includible in the operating lease line.  See Note 14 to the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Forward Industries, Inc.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the 2010 Quarter, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the 2010 Quarter.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2010 Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Forward Industries, Inc.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROC EEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of December 31, 2009, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

Please review our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, for a complete statement of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 on page 15 of this Quarterly Report on Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of certain of such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 2010 Quarter we did not issue or sell any securities that were not registered under the Securities Act of 1933.  During the 2010 Quarter we did not purchase any common stock or other equity securities pursuant to publicly announced plans or programs or otherwise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Forward Industries, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: February 8, 2010
FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Douglas W. Sabra
Douglas W. Sabra
Chief Executive Officer
(Principal Executive Officer)

By: /s/ James O. McKenna
James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)