Form 10-Q
period 2010-03-31
FORWARD INDUSTRIES INC
filed 2010-05-05
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2010.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date May 4, 2010, was 7,965,023 shares.

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
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“2010 Quarter” refers to the three months ended March 31, 2010;

“2009 Quarter” refers to the three months ended March 31, 2009;

“2010 Period” refers to the six months ended March 31, 2010;

“2009 Period” refers to the six months ended March 31, 2009;

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

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents...........................................................................................	$19,673,323	$20,103,502
Accounts receivable, net .............................................................................................	3,630,737	3,259,462
Inventories, net...............................................................................................................	821,532	666,485
Prepaid expenses and other current assets................................................................	240,105	228,938
Total current assets..........................................................................................	24,365,697	24,258,387

Property, plant, and equipment, net.............................................................................	134,010	162,468
Other assets.....................................................................................................................	46,032	59,532
Total Assets........................................................................................................................	$24,545,739	$24,480,387

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$2,002,490	$1,824,091
Accrued expenses and other current liabilities...........................................................	211,758	133,857
Total liabilities...................................................................................................	2,214,248	1,957,948

Commitments and contingencies....................................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued......................................................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,671,433 and 8,643,598 shares issued, respectively (including 706,410 held in treasury at both dates)...............................................................................	86,714	86,436
Capital in excess of par value........................................................................................	16,209,522	16,101,568
Treasury stock, 706,410 shares at cost .......................................................................	(1,260,057)	(1,260,057)
Retained earnings............................................................................................................	7,295,312	7,594,492
Total shareholders’ equity...............................................................................................	22,331,491	22,522,439
Total liabilities and shareholders’ equity......................................................................	$24,545,739	$24,480,387

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)
	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net sales.............................................................................	$4,419,681	$4,256,951	$8,546,453	$9,563,593
Cost of goods sold.............................................................	3,425,938	3,593,423	6,628,515	7,956,062
Gross profit.......................................................................	993,743	663,528	1,917,938	1,607,531

Operating expenses:
Selling..........................................................................	533,286	748,576	991,558	1,424,664
General and administrative.......................................	551,414	627,807	1,211,535	1,293,841
Total operating expenses.................................	1,084,700	1,376,383	2,203,093,	2,718,505

Loss from operations.......................................................	(90,957)	(712,855)	(285,155)	(1,110,974)

Other (expense) income:
Interest income...........................................................	8,700	80,296	29,032	199,241
Other expense, net.....................................................	(29,937)	(12,769)	(43,057)	(43,410)
Total other (expense) income..........................	(21,237)	67,527	(14,025)	155,831

Loss before provision for income taxes........................	(112,194)	(645,328)	(299,180)	(955,143)
Provision for income taxes.............................................	--	405,890	--	300,499
Net loss .............................................................................	($112,194)	($1,051,218)	($299,180)	($1,255,642)

Net loss per common and common equivalent share
Basic and diluted......................................................	($0.01)	($0.13)	($0.04)	($0.16)

Weighted average number of common and common equivalent shares outstanding
Basic and diluted......................................................	7,964,938	7,923,019	7,952,462	7,919,229

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended March 31,
	2010	2009
Operating activities:
Net loss...............................................................................................	($299,180)	($1,255,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation..............................................................	108,232	111,007
Depreciation and amortization.....................................................	28,458	40,597
Provision for bad debt expense....................................................	8,875	23,401
Provision for obsolete inventory.................................................	6,883	(8,302)
Deferred income taxes....................................................................	--	409,130
Loss on disposal of property, plant, and equipment................	--	11,759
Changes in operating assets and liabilities:
Accounts receivable..........................................................................	(380,150)	25,297
Inventories..........................................................................................	(161,930)	266,280
Prepaid expenses and other current assets....................................	(11,167)	113,440
Other assets........................................................................................	13,500	38,727
Accounts payable..............................................................................	178,399	(572,240)
Accrued expenses and other current liabilities..............................	77,901	27,647
Net cash used in operating activities	(430,179)	(768,899)

Investing activities:
Purchases of property, plant, and equipment.................................	--	(124,958)
Net cash used in investing activities	--	(124,958)

Financing activities:
Net cash provided by financing activities........................................	--	--

Net decrease in cash and cash equivalents.....................................	(430,179)	(893,857)

Cash and cash equivalents at beginning of period.........................	20,103,502	19,862,426

Cash and cash equivalents at end of period.....................................	$19,673,323	$18,968,569

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961. The Company designs, markets, and distributes carry solutions, including soft-sided carrying cases, bags, clips, hand straps, protective face plates, and other accessories, primarily for hand held electronic devices such as medical monitoring and diagnostic kits, cellular telephones, bar code scanners, laptop computers, MP3 players, firearms and sporting, recreational, and aeronautical and other products.  The Company’s principal customer market is original equipment manufacturers, or “OEMs”, of these products that package its carry solution products as accessories “in box” together with their product offerings or the contract manufacturing firms of these OEM customers. Sales to OEM customers are made in Europe, the APAC Region, and the Americas.

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

NOTE 2     ACCOUNTING POLICIES

Accounting estimates

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Basis of presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly owned subsidiaries (together with Forward, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, highly liquid money market accounts, and certificates of deposit with original contractual maturities of three months or less, predominantly in US dollar denominated instruments. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed FDIC insured limits, and in Europe. Historically, the Company has not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with various customers. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of customers are generally net thirty (30) days to net sixty (60) days; however, the Company extends to certain customers, particularly its largest, payment terms up to 90 days. The Company has not historically experienced significant losses in extending credit to customers.  At March 31, 2010 and September 30, 2009, the allowance for doubtful accounts was approximately $30,000 and $25,000, respectively.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. As reserved inventory is disposed of the Company charges off the associated allowance. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance, , may change from time to time based on management’s assessments, and such changes could be material. At March 31, 2010 and September 30, 2009, the allowance for obsolete inventory was approximately $7,000 and $33,000, respectively.

Property, Plant and Equipment

Property, plant and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the three-month periods ended March 31, 2010 and 2009, the Company recorded approximately $14,000 and $21,000 of depreciation and amortization expense, respectively. For the six-month periods ended March 31, 2010 and 2009, the Company recorded approximately $28,000 and $41,000 of depreciation and amortization expense, respectively. Depreciation and amortization for production related property, plant and equipment is included as a component of costs of goods sold in the accompanying consolidated statements of operations. Depreciation and amortization for selling and general and administrative related property, plant and equipment, is included as a component of operating expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.   See Note 6 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “provision for income taxes” in the statement of operations. For the periods presented in the accompanying statements of operations no income tax related interest or penalties were assessed or recorded.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

The Company expenses shipping and handling costs (including inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs associated with the Company’s distribution network) as a component of cost of goods sold in the accompanying consolidated statements of operations.

Advertising Expenses

Advertising costs, consisting primarily of samples and product brochures, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of operations and amounted to approximately $24,000 and $28,000 for the three-month periods ended March 31, 2010 and 2009, respectively, and $49,000 and $54,000 for the six-month periods ended March 31, 2010 and 2009, respectively.

Foreign Currency Transactions

The functional currency of the Company and its wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income—other expense, net” in the accompanying consolidated statements of operations. The net losses from foreign currency transactions and translations were approximately ($30,000) and ($8,000) for the three-month periods ended March 31, 2010 and 2009, respectively. The net losses from foreign currency transactions and translations were approximately ($43,000) and ($38,000) for the six-month periods ended March 31, 2010 and 2009, respectively.

Comprehensive Loss

For the three and six-month periods ended March 31, 2010 and 2009, the Company did not have any components of comprehensive loss other than net loss.

NOTE 3     DEBT

In 2003, Forward’s wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provided for an uncommitted line of credit in the maximum amount of $400,000.  The facility was established primarily to provide for a letter of credit in favor of the Company’s freight forwarder in The Netherlands to satisfy the terms of the parties’ representation agreement.  In connection with this facility, Forward Innovations agreed to certain customary financial covenants, with which Forward Innovations has been in compliance in all material respects.  Such covenants did not include any financial ratios or other financial tests. As of December 31, 2009, the credit facility expired in accordance with its terms.  See Note 9 to these Notes to Consolidated Financial Statements.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 4     SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Repurchase

In September 2002 and January 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of March 31, 2010, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three and six-month periods ended March 31, 2010 and 2009.

NOTE 5     STOCK BASED COMPENSATION

In May 2007, at the annual shareholders meeting, shareholders of the Company approved the 2007 Equity Incentive Plan (the 2007 Plan), which authorized the issuance of up to 400,000 shares of common stock to officers, employees, and non-employee directors of the Company in connection with the grants of restricted common stock and stock options awarded to such persons. This plan was adopted by the Board of Directors in February 2007.  In February 2010, at the annual shareholders meeting, shareholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of Common Stock authorized for grants by 400,000 shares, thereby bringing the total shares of common stock available for grants of awards of restricted stock and options to purchase common stock under the 2007 Plan to 405,500 as of March 31, 2010. The price at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock at the date of grant. The Company’s Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and restricted stock grants generally vest in equal proportions over three years.

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

Stock Option Awards

Under the 2007 Plan, as amended, the Compensation Committee of the Company’s Board of Directors has granted stock option awards to purchase 242,500 shares of common stock, in the aggregate, to the Company’s current and certain former non-employee directors and three Company officers. Of these grants to certain former non-employee directors, awards covering 30,000 shares of common stock expired unexercised, with such shares reverting to the 2007 Plan and eligible for grant. Of the grants to current non-employee directors and officers, awards covering 87,500 shares were granted during the three and six-month period ended March 31, 2010. These awards are subject to a continued service condition and vest on the first anniversary of the date the awards were granted in the case of the Company’s non-employee directors and one Company officer, and vest in equal amounts over three years commencing on the first anniversary of the grant, in the case of the other two Company officers. The exercise price of the awards granted was in each case equal to the market value of the Company’s common stock on the various grant dates.

Under the 1996 Plan 30,000 fully vested stock options remain outstanding and unexercised, all at exercise prices higher than the fair market value of the stock at March 31, 2010.

The Company recognized approximately $30,000 and $27,000 of compensation cost for stock option awards in its consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009, respectively, and $49,000 and $50,000 for the six-month periods ended March 31, 2010 and 2009, respectively.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The following table summarizes stock option activity under the 2007 Plan and the 1996 Plan from September 30, 2009 through March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	155,000	$3.52	8.25
Granted..............................................	87,500	2.35	9.84
Exercised...........................................	--	--	--
Forfeited............................................	--	--	--
Expired...............................................	--	--	--
Outstanding at March 31, 2010	242,500	$3.10	8.50	$177,000

Options vested and exercisable at March 31, 2010...............................	175,000	$3.81	6.87	$115,000

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Six-Month Periods Ended March 31,
	2010	2009
Expected term (in years)..................................................	5.0	5.0
Risk-free interest rate.......................................................	2.26% to 2.33%	1.65%
Expected volatility............................................................	74% to 78%	79.8%
Expected dividend yield..................................................	0%	0%

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards

Under the 2007 Plan, as amended, as of March 31, 2010, the Compensation Committee of the Company’s Board of Directors has approved and granted awards of 183,500 shares of restricted stock, in the aggregate, to certain key employees, one of whom also serves as a director.  Of these awards, 1,500 shares of restricted stock have been forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. Vesting of the restricted stock is generally subject to a continued service condition with one-third of the awards vesting each year on the anniversary date the awards were granted typically commencing on the first such anniversary date.  The fair value of the awards granted was in each case equal to the market value of the Company’s common stock on the various grant dates. During the three-month periods ended March 31, 2010 and 2009, the Company recognized approximately $29,000 and $37,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards. During the six-month periods ended March 31, 2010 and 2009, the Company recognized approximately $59,000 and $61,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards.

The following table summarizes restricted stock activity under the 2007 Plan from September 30, 2009, through March 31, 2010.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2009........................................	84,832	$2.16
Changes during the period:
Shares granted................................................................................	53,500	$2.02
Shares vested..................................................................................	(27,834)	$2.07
Shares forfeited...............................................................................	--	--
Non-vested balance at March 31, 2010...............................................	110,498	$2.10

As of March 31, 2010, there was approximately $88,000 of total unrecognized compensation cost related to 110,498 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Equity Incentive Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods.

Warrants

            As of March 31, 2010, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. By their terms, these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of March 31, 2010, no such registration statement has been filed with the Securities and Exchange Commission.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     INCOME TAXES

The Company’s provision for income taxes consists of the following United States and foreign components:

	For the Three-Month Periods Ended March 31,		For the Six-Month Periods Ended March 31,
	2010	2009	2010	2009
U.S. Federal and State
Current...................................	$--	--	$--	--
Deferred.................................	(20,952)	($92,176)	(70,412)	($189,532)

Foreign:
Current...................................	--	--	--	--
Deferred.................................	(4,097)	(12,766)	(8,241)	(20,801)

Change in valuation allowance	25,049	510,832	78,653	510,832
Provision for income taxes	$--	$405,890	$--	$300,499

The Company’s effective tax rate does not approximate the statutory United States federal income tax rate primarily due to the establishment of the valuation allowance and tax rate differentials in respect of United States state and foreign taxes. As of September 30, 2009, the Company has no unrecognized tax benefits related to federal and state income tax matters. If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate during Fiscal 2009 relative to any tax positions taken prior to Fiscal 2009. As of September 30, 2009, the Company has not accrued for interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the statement of operations. For the periods presented in the accompanying statements of operations no income tax related interest or penalties were assessed or recorded.

At March 31, 2010, the Company had available net operating loss carryforwards for United States federal and state income tax purposes of approximately $2,378,000 expiring through 2029 and resulting in a combined deferred tax asset of approximately $443,000. In addition, at March 31, 2010, the Company had available net operating loss carryforwards for foreign income tax purposes of approximately $1,292,000 resulting in a deferred tax asset of approximately $114,000.  At March 31, 2010 and September 30, 2009, the Company had total deferred tax assets of approximately $677,000 and $598,000, respectively, before reserve for valuation allowances.

During Fiscal 2009, as part of its periodic evaluation of the need for a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, except to the extent set forth in the preceding sentence, the Company has established a full valuation allowance against its deferred tax assets, and as of March 31, 2010 and September 30, 2009, the valuation allowance was approximately $677,000 and $598,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Provision for income taxes” line item of the Company’s consolidated statements of operations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     INCOME TAXES (CONTINUED)

Effective June 2001, undistributed earnings of the Company’s Swiss subsidiary are considered to be permanently invested; therefore, in accordance with generally accepted accounting principles in the United States, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At March 31, 2010, the Company’s Swiss subsidiary had approximately $3,711,000 of accumulated undistributed earnings.

NOTE 7     LOSS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Loss per share data for the six-month periods ended March 31, 2010 and 2009, excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

In accordance with generally accepted accounting principles in the United States, 110,498 and 98,832 shares of service-based common stock awards (“restricted stock”) were excluded from the calculation of diluted loss per share for the three-month periods ended March 31, 2010 and 2009, respectively.

NOTE 8     OPERATING SEGMENT INFORMATION

The Company operates in a single segment: the supply of carrying solutions.. This carrying-solution segment includes the design, marketing, and distribution of products to its customers that include manufacturers of consumer hand held wireless telecommunications and medical monitoring devices. The Company’s carrying solution segment operates in geographic regions that include primarily the APAC, Americas, and Europe. Geographic regions are defined based primarily on the location of the customer.  The following table presents net sales related to these geographic segments:

	(all amounts in thousands of dollars)
	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
APAC.....................................................	$2,081	$1,725	$3,951	$3,420
Americas.................................................	1,354	1,621	2,955	3,685
Europe ...................................................	985	911	1,640	2,460
Total net sales......................................	$4,420	$4,257	$8,546	$9,565

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     COMMITMENTS AND CONTINGENCIES

Guarantee Obligation

In February 2010, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, which succeeds a substantially similar agreement (except as to the amount and term of the undertaking) between the parties that expired December 31, 2009, the subsidiary agreed to provide an undertaking (in the form of a bank letter of guarantee) to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on the subsidiary's behalf. As of February 1, 2010, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $101,000 as of March 31, 2010) paid by such bank to the logistics provider in order to satisfy such undertaking.  The subsidiary would be required to perform under the guarantee only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement the subsidiary agreed to the letter of guarantee in place for three years following the date its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. The term of the bank letter of guarantee expires February 28, 2011, but will be renewed automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior the renewal date. It is the intent of the subsidiary and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, the subsidiary has granted the Swiss bank a security interest on all of the subsidiary’s assets on deposit with, held by, or credited to the subsidiary’s accounts with, the Swiss bank (approximately $3.4 million at March 31, 2010). As of March 31, 2010, the Company had not incurred a liability in connection with this guarantee.

NOTE 10   LEGAL PROCEEDINGS

            From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2010, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  The following discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2010 (the “2010 Quarter”), with those for the three months ended March 31, 2009 (the “2009 Quarter”) and the six months ended March 31, 2010 (the “2010 Period”), with those for the six months ended March 31, 2009 (the “2009 Period”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Trends and Economic Environment

In response to the weak economy, high unemployment, tight credit markets, and heightened uncertainty in financial markets during calendar 2008 and most of 2009, certain major diabetic case customers reduced their sales forecasts provided to us for blood glucose diagnostic kits, with which our products are packaged in box. Our responses to these economic conditions and OEM customer reaction were to cut operating expenses, reduce headcount, and limit increases in operating expenses except where we thought increases were critical to potential future growth.  These actions had the desired effect, as reductions in operating expense throughout Fiscal 2009 and in the 2010 Period helped to mitigate the impact on net operating results from a generally lower level of net sales and gross profit.  However, with operating expenses at their lowest levels in nearly eight years, absent severe weakening from this point in the economy and/or in our revenues, we do not anticipate further meaningful benefit to our results of operations from additional expense reduction efforts.

Since the beginning of the 2010 Quarter, we have begun to see an increase in sales orders from some of our larger diabetic customers, which may imply that their caution and/or the negative economic conditions are abating.  While the recent pickup in orders from some of our major diabetic case customers is encouraging, the magnitude is modest, and we believe that the sustainability of any improvement in revenues from these customers for Fiscal 2010 is uncertain.  Nor is it apparent to us whether this recent pickup in orders is due to improving business conditions generally, i.e., one that would lead to a more significantly improved tone in OEM customer demand for our products, or if it is no more than a reflection of the normal variability in order flow from our major customers that our business has experienced over the years.  In any event, we continue to operate in a very challenging business environment near term, where material changes in revenue contribution from our diabetic case customers is somewhat volatile and likely to stem more from customer-specific issues, such as our program wins and product pricing, than broad-based conditions.

As we have previously reported, in response to the increasing customer and sales concentration in our diabetic products business, we have focused marketing efforts on expanding our customer and product base. We believe that these efforts are meeting with some preliminary success, and we have received small, initial orders from first time customers.   We believe that discussions with these first time customers regarding larger orders, as well as prospective customers regarding initial orders, have been constructive and positive, but significant progress in reducing customer concentration in significant measure is uncertain at this time.

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

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments, analyses, and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  the age of receivable balances, our historical bad debts write-off experience, and our respective customer’s creditworthiness, among other factors. At March 31, 2010 and September 30, 2009, our allowance for doubtful accounts was approximately $30,000 and $25,000, respectively.  Changes to this account are reflected in the general and administrative expense line of our consolidated statements of operations.  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, the assessments of new customers’ creditworthiness, changes in customer circumstances, or other factors could have a material effect on the recorded allowance.

Forward Industries, Inc.

Inventory Valuation

We make estimates and judgments to value our inventory. Our inventory is recorded at the lower of cost or market. The majority of our inventory consists of finished goods that are made by our suppliers to our specifications based on firm orders from our OEM customers and held for our account or supplied to our OEM customers’ distribution hubs in anticipation of their draw-downs to fulfill orders.  We also periodically stock inventory in anticipation of orders from our OEM customers when it appears to us commercially advantageous to do so.

At the end of each fiscal quarter, we evaluate our ending inventories, and we establish an allowance for inventory that is considered obsolete, slow moving, or otherwise un-saleable.  This evaluation includes, among other factors, analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand.  We physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $7,000 and $33,000 at March 31, 2010 and September 30, 2009, respectively.  Increases to this account are reflected in the cost of goods sold line of our consolidated statements of operations.

Our production is made to customer specifications.  If a customer elects not to accept delivery, or defaults on a purchase order or commitment, or returns inventory from its hub without payment in violation of the hub arrangements, additional inventory write-downs or reserves may be required and would be reflected in cost of goods sold in the period the revision is made.

Deferred Income Taxes

In our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we are subject to taxation. This process involves estimating actual current income tax expense as well as assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected in our consolidated balance sheets. The Company’s policy is to account for interest and penalties, if any, relating to income tax expense in the statement of operations. For the periods presented in the accompanying statements of operations no income tax related interest or penalties were assessed or recorded. We had approximately $0.7 million and $0.6 million of deferred tax assets at March 31, 2010 and September 30, 2009, respectively. The increase in deferred tax assets results primarily from net loss incurred in respect of the 2010 Period and accumulated temporary differences between book and tax income.

During Fiscal 2009, as part of our periodic evaluation of the need for a valuation allowance against our deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of our cumulative losses in recent years), we determined that, on a more likely than not basis, we would not be able to use any of our deferred tax assets, except in the event and to the extent we elect to effect the repatriation of certain foreign source income earned by our Swiss subsidiary, Forward Innovations, in which case our deferred tax assets can be applied in respect of United States income taxes arising from such repatriation.  Such foreign source income is currently considered to be permanently invested and for which no United States income tax liability has been accrued. Accordingly, except to the extent as aforesaid, we established a full valuation allowance against our deferred tax assets. As of March 31, 2010 and September 30, 2009, the valuation allowance was approximately $0.7 million and $0.6 million, respectively. If we determine that we will be able to realize some or all of our deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce our tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Provision for income taxes” line item of our consolidated statements of operations. See Notes 2 and 6 to our consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Forward Industries, Inc.

RESULTS OF OPERATIONS FOR THE 2010 QUARTER COMPARED TO THE 2009 QUARTER

Net loss

We incurred a net loss of $112 thousand in the 2010 Quarter compared to a net loss of $1.1 million in the 2009 Quarter. The improvement in 2010 Quarter net loss resulted from higher gross profit, lower operating expenses, and lower income tax expense, offset in part by a decline in “other (expense) income”, as shown in the table below:

Main Components of Net Loss

	(thousands of dollars)
	2010 Quarter	2009 Quarter	Increase (Decrease)
Net sales.......................................................................................................	$4,420	$4,257	163

Gross profit...................................................................................................	994	664	330
Selling, general and administrative Expenses.........................................	(1,085)	(1,376)	(291)
Other (expense) income..............................................................................	(21)	68	(89)
Provision for income taxes.........................................................................	--	406	406
Net loss*.......................................................................................................	($112)	($1,051)	(939)

* Table may not total due to rounding.

Basic and diluted loss per share data was ($0.01) for the 2010 Quarter, compared to ($0.13) for the 2009 Quarter. The reduction in loss per share in the 2010 Quarter was due to the decrease in net loss and increase in weighted average shares outstanding.

Net Sales

Net sales increased $163 thousand, or 4%, to $4.4 million in the 2010 Quarter from $4.3 million in the 2009 Quarter, due primarily to an increase in sales of diabetic products of $0.4 million, or 13%, which was offset, in part, by a decline in sales of “Other Products” (which includes cell phone product sales), of $0.2 million, due to the continuing decline in cell phone accessory product sales.  The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2010 Quarter 3 Months ended March 31, 2010 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$1.9	$0.8	$0.8	$3.6
Other Products.......................................	0.2	0.5	0.2	0.9
Total*	$2.1	$1.4	$1.0	$4.4

Net Sales for 2009 Quarter 3 Months ended March 31, 2009 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$1.4	$0.8	$0.9	$3.2
Other Products.......................................	0.3	0.8	--	1.1
Total*	$1.7	$1.6	$0.9	$4.3

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

Sales of cases and related accessories for blood glucose monitoring kits increased $0.4 million, or 13%, to $3.6 million in the 2010 Quarter, from $3.2 million in the 2009 Quarter. This increase was due primarily to a $0.4 million increase in orders from one major diabetic customer, as presented in the table below, which sets forth our sales by diabetic customer for the periods indicated.

(millions of dollars)
	2010 Quarter	2009 Quarter	Increase (Decrease)
Diabetic Customer A..........................................................................	$1.9	$1.5	$0.4
Diabetic Customer B...........................................................................	0.9	0.8	0.1
Diabetic Customer C...........................................................................	0.7	0.7	--
All other Diabetic Customers............................................................	0.1	0.2	(0.1)
Totals*.........................................................................................	$3.6	$3.2	$0.4

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 80% of our total net sales in the 2010 Quarter compared to 74% of our total net sales in the 2009 Quarter, denoting greater customer and product line sales concentration.

Other Product Sales

We design and sell carrying solutions to OEMs for a diverse array of other portable electronic and other products, including cell phones, laptop computers, bar code scanners, cameras, binoculars, firearms, portable oxygen tanks, MP3 players, and a variety of other products on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of other products declined $0.2 million, or 21%, to $871 thousand in the 2010 Quarter from $1.1 million in the 2009 Quarter. This decline was due primarily to a $0.3 million decrease in sales to a cell phone customer in the 2010 Quarter, which was partially offset by increased sales to other customers, none of which increases being material.

Forward Industries, Inc.

Sales of other products represented 20% of our net sales in the 2010 Quarter compared to 26% of net sales in the 2009 Quarter.

Gross Profit

Gross profit of $1.0 million in the 2010 Quarter was $0.3 million, or 50%, higher compared with gross profit of $0.7 million in the 2009 Quarter. This improvement resulted from the 4% increase in sales revenues (refer to “Net Sales” section above) and a 5% decrease in cost of goods sold. 2010 Quarter cost of goods sold were lower than those for the 2009 Quarter as a result of: a decrease in Hong Kong costs primarily due to reduced personnel costs in the 2010 Quarter compared to the 2009 Quarter, when staffing changes in connection with the relocation of the facility included severance and recruitment expenses; a decrease in our materials costs due to the introduction of certain higher margin products with existing and new customers into our product mix, as well unit cost improvements on certain of our existing programs with our larger customers.; and a decrease in freight, duties, and customs resulting primarily from the decline in sales to one diabetic customer in the 2010 Quarter compared to the 2009 Quarter when higher shipping costs were incurred in accordance with the customer’s requirements. These improvements were offset, in part, by the change in the amount of our reserve for obsolete inventory compared to the 2009 Quarter, in which we eliminated a smaller portion of the allowance in the 2010 Quarter compared to the 2009 Quarter.

Gross profit as a percentage of net sales was 23% in the 2010 Quarter compared to 16% in the 2009 Quarter.

Selling, General, and Administrative Expenses

Operating expenses decreased $0.3 million, or 21%, to $1.1million in the 2010 Quarter from $1.4 million in the 2009 Quarter due primarily to a $0.2 million reduction in selling personnel costs and related travel and entertainment and automobile allowance expense in the 2010 Quarter resulting from changes to our staffing and employee benefit plans made in Fiscal 2009 and to a lesser extent to decreases in other general and administrative expenses (primarily bad debt expense), rent and related occupancy costs, and professional fees.

Other (expense) income

Other (expense) income, consisting primarily of foreign currency transaction gains and losses and interest income on cash balances, declined $89 thousand to $21 thousand of expense in the 2010 Quarter from $68 thousand of income in the 2009 Quarter. This resulted primarily from a $72 thousand reduction in interest income in the 2010 Quarter, due primarily to lower average interest rates on slightly lower cash balances compared to the 2009 Quarter. Net losses from foreign currency transactions and translations were approximately $30 thousand in the 2010 Quarter compared to $8 thousand in the 2009 Quarter resulting primarily from the impact of rate changes on our Euro denominated accounts receivable occurring between the date of sale and the date of collection. Exchange rate changes on foreign currency cash balances were not material.

Pretax Loss

Pretax loss narrowed to $0.1 million in the 2010 Quarter compared to $0.6 million in the 2009 Quarter as a result of the changes as described above.

RESULTS OF OPERATIONS FOR THE 2010 PERIOD COMPARED TO THE 2009 PERIOD

Net loss

We incurred a net loss of $0.3 million in the 2010 Period compared to a net loss of $1.3 million in the 2009 Period. The improvement in 2010 Period net loss resulted from higher gross profit, lower operating expenses, and lower income tax expense, offset in part by a decline in “other (expense) income”, as shown in the table below:

Forward Industries, Inc.

Main Components of Net Loss
	(thousands of dollars)
	2010 Period	2009 Period	Increase (Decrease)
Net sales.......................................................................................................	$8,546	$9,564	($1,017)

Gross profit...................................................................................................	1,918	1,608	310
Selling, general and administrative expenses..........................................	(2,204)	(2,719)	(515)
Other (expense) income..............................................................................	(14)	156	(170)
Provision for income taxes.........................................................................	--	(300)	(300)
Net Loss*.....................................................................................................	($299)	($1,256)	(956)

* Table may not total due to rounding.

Basic and diluted loss per share data was ($0.04) for the 2010 Period, compared to ($0.16) for the 2009 Period. The reduction in loss per share in the 2010 Period was due to the decrease in net loss and increase in weighted average shares outstanding.

Net Sales

Net sales decreased $1.0 million, or 11%, to $8.5 million in the 2010 Period from $9.6 million in the 2009 Period, due to declines in sales of diabetic products and “Other Products” (which includes cell phone product sales) of $0.6 million and $0.4 million, respectively.  The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2010 Period 6 Months ended March 31, 2010 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$3.5	$1.7	$1.5	$6.6
Other Products.......................................	0.4	1.3	0.2	1.9
Total*	$4.0	$3.0	$1.6	$8.6

Net Sales for 2009 Period 6 Months ended March 31, 2009 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$2.9	$1.9	$2.4	$7.2
Other Products.......................................	0.5	1.8	0.1	2.3
Total*	$3.4	$3.7	$2.5	$9.6

* Tables may not total due to rounding.

Diabetic Product Sales

Sales of cases and related accessories for blood glucose monitoring kits declined $0.6 million, or 8%, to $6.6 million in the 2010 Period, from $7.2 million in the 2009 Period. This decrease was due primarily to a $1.2 million drop in sales to one major diabetic customer (from which we receive periodically significant stand-alone orders rather than steady orders over time), which was offset, in part, by a $0.5 million increase in sales to another major diabetic customers, as presented in the table below, which sets forth our sales by diabetic customer for the periods indicated.

Forward Industries, Inc.

(millions of dollars)
	2010 Period	2009 Period	Increase (Decrease)
Diabetic Customer A..........................................................................	$3.5	$3.0	$0.5
Diabetic Customer B...........................................................................	1.8	1.9	(0.1)
Diabetic Customer C...........................................................................	1.2	1.0	0.2
Diabetic Customer D..........................................................................	--	1.2	(1.2)
All other Diabetic Customers...........................................................	0.1	0.1	--
Totals*.........................................................................................	$6.6	$7.2	($0.6)

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 78% of our total net sales in the 2010 Period compared to 75% of our total net sales in the 2009 Period.

Other Product Sales

Sales of other products declined $0.4 million, or 18%, to $1.9 million in the 2010 Period from $2.3 million in the 2009 Period. This decline was due primarily to a $0.6 million decrease in sales to a cell phone customer in the 2010 Period, partially offset by increased sales to a number of customers, none of which increases alone being material.

Sales of other products represented 22% of our net sales in the 2010 Period compared to 25% of net sales in the 2009 Period.

Gross Profit

Gross profit of $1.9 million in the 2010 Period was $0.3 million, or 19%, higher compared to $1.6 million in the 2009 Period. In the 2010 Period decreases in every component of our costs of goods sold more than offset the 11% decline in sales revenues, compared to the 2009 Period. The decrease in our cost of goods sold resulted from favorable comparisons with the 2009 Period: lower materials costs due primarily to the introduction of certain higher margin products with new and existing customers into our product mix, as well unit cost improvements on certain of our existing programs with our larger customers; lower Hong Kong expense due primarily to reduced personnel costs in the 2010 Period compared to the 2009 Period, when staffing changes in connection with the relocation of the facility included severance and recruitment expenses; and lower freight, duties, and customs expense resulting  primarily from the decline in sales to one diabetic customer in the 2010 Period compared to the 2009 Period when higher shipping costs were incurred in accordance with the customer’s requirements.

Selling, general, and administrative expenses

Operating expenses decreased $0.5 million, or 19%, to $2.2 million in the 2010 Period from $2.7 million in the 2009 Period due primarily to a $0.4 million reduction in selling personnel costs and related travel and entertainment and automobile allowance expense in the 2010 Period resulting from changes to our staffing and employee benefit plans made in Fiscal 2009 and to a lesser extent decreases in professional fees, other general and administrative expenses (primarily bad debt expense and director compensation) office expenses, and several other components of operating expenses.

Other (expense) income

Other (expense) income, consisting primarily of interest income on cash balances and foreign currency transaction gains and losses, declined $170 thousand to $14 thousand of expense in the 2010 Period from $156 thousand of income in the 2009 Period. This resulted from a $170 thousand drop in interest income in the 2010 Period, due primarily to lower average interest rates on slightly lower cash balances compared to the 2009 Period. Exchange rate changes on foreign currency cash balances were not material.

Forward Industries, Inc.

Pretax loss

Pretax loss narrowed to $0.3 million in the 2010 Period compared to $1.0 million in the 2009 Period as a result of the changes as described above.

LIQUIDITY AND CAPITAL RESOURCES

During the 2010 Period, cash and cash equivalents declined $0.4 million resulting entirely from uses in operating activities. Cash and cash equivalents declined $0.9 million in the 2009 Period, of which $0.8 million was from uses in operating activities.  Our operating cash flows in the 2010 Period consisted of a net loss of $0.3 million (reduced by $152 thousand for non-cash items), and use of $0.3 million for net changes in working capital items. Net cash used in operating activities consisted of changes in inventories and accounts receivable of $0.2 million and $042 million, respectively. These uses of working capital were partially offset by changes in accounts payable, accrued expenses and other current liabilities, other assets, and prepaid and other current assets, which generated $178,000, $78,000, $14,000 and $11,000, respectively. The increase in accounts receivable is attributable to the higher sales levels in the 2010 Quarter compared to the three-month period ended September 30, 2009 and the timing in which these accounts receivable were originated. The increase in inventories is in support of either firm purchase orders or forecasted demand data received from our customers. The increase in our accounts payable correlates with the increase in our inventory.  The increase in accrued expenses and other current liabilities is due to a one time overpayment by a customer, as well as investment banking fees incurred but not paid as of our second fiscal quarter end.

During the 2009 Period, operating activities used $0.8 million of cash consisting of a net loss of $1.3 million (reduced by $0.6 million for non-cash items), and $0.1 million in net changes in working capital items, consisting of a change in accounts payable of $0.6 million, offset, in part, by changes in inventories, prepaid expenses and other current assets, other assets, accrued expenses and other current liabilities, and accounts receivable of $267 thousand, $113 thousand, $39 thousand, $28 thousand, and $25 thousand, respectively.

There were no investing activities in the 2010 Period. In the 2009 Period, net investing activities used $0.1 million for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

There were no financing activities in the 2010 Period or the 2009 Period.

At March 31, 2010, our current ratio (current assets divided by current liabilities) was 11.0; our quick ratio (current assets less inventories divided by current liabilities) was 10.6; and our working capital (current assets less current liabilities) was $22.1 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash on hand, a significant portion of which is considered permanently invested earnings from our Swiss subsidiary Forward Innovations subsidiary. The primary demands on our working capital are: operating losses and accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders with us and we order from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.  We have announced that one strategy we are pursuing to diversify our business is by means of acquisition or other business combination.  If any such transaction were to be consummated, we anticipate that it would involve the payment of cash and/or the issuance of securities, either or both of which might be significant in amount.  We anticipate that our liquidity and financial resources for the ensuing fiscal year will be adequate to manage our financial requirements.

Forward Industries, Inc.

At March 31, 2010, Forward Innovations is contingently liable to a Swiss bank under a letter of guarantee with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $101,000 as of March 31, 2010) paid by such bank to Forward Innovations' freight forwarder and customs agent with respect to any value added tax liability arising that the logistics provider is required to pay to Dutch tax authorities on Forward Innovations’ behalf.  The term of the bank letter of guarantee extends unto February 28, 2011, but will be renewed automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior the renewal date. It is the intent of the Forward Innovations and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the bank letter of guarantee, Forward Innovations has granted the Swiss bank a security interest in all of its assets on deporit with, held by, or credited to the subsidiary’s account with, the Swiss bank (approximately $3.4 million at March 31, 2010). As of March 31, 2010, Forward Innovations had not incurred a liability in connection with this guarantee See Note 9 to the Notes to unaudited consolidated Financial Statements set forth in Item 1.

In September 2002 and January 2004, our Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of our outstanding common stock. Under those authorizations, as of March 31, 2010, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million but none during Fiscal 2010 or Fiscal 2009.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States, are not recorded as a liability.   The following is a summary of such contractual cash obligations as of March 31, 2010:

Contractual Obligation or Commitment	Apr 10 – Mar 11	Apr 11 – Mar 13	Apr 13 – Mar 15	Thereafter
Employment Agreements	$319,000	$ --	$--	$ --
Operating Leases	159,000	75,000	--	--
Totals	$478,000	$75,000	$--	$ --

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the quarterly period ended March 31, 2010, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Forward Industries, Inc.

Changes in internal controls

Our management, with the participation our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three month period ended March 31, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three month period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Forward Industries, Inc.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2010, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

Please review our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, for a complete statement of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 on page 16 of this Quarterly Report on Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of.  There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of our Annual Report.

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

Dated: May 5, 2010
FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Douglas W. Sabra

Douglas W. Sabra
Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna

James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)