Form 10-Q
period 2010-06-30
FORWARD INDUSTRIES INC
filed 2010-08-10
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2010.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date August 6, 2010, was 8,021,775 shares.

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
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“2010 Quarter” refers to the three months ended June 30, 2010;

“2009 Quarter” refers to the three months ended June 30, 2009;

“2010 Period” refers to the nine months ended June 30, 2010;

“2009 Period” refers to the nine months ended June 30, 2009;

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

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents...........................................................................................	$19,877,077	$20,103,502
Accounts receivable, net ..............................................................................................	4,167,352	3,259,462
Inventories, net...............................................................................................................	1,047,248	666,485
Prepaid expenses and other current assets................................................................	318,770	228,938
Total current assets..........................................................................................	25,410,447	24,258,387

Property, plant, and equipment, net.............................................................................	119,251	162,468
Other assets.....................................................................................................................	46,032	59,532
Total Assets........................................................................................................................	$25,575,730	$24,480,387

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$2,689,086	$1,824,091
Accrued expenses and other current liabilities...........................................................	413,477	133,857
Total liabilities...................................................................................................	3,102,563	1,957,948

Commitments and contingencies....................................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued......................................................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,728,185 and 8,643,598 shares issued, respectively (including 706,410 held in treasury at both dates)..............................................	87,282	86,436
Capital in excess of par value........................................................................................	16,333,630	16,101,568
Treasury stock, 706,410 shares at cost .......................................................................	(1,260,057)	(1,260,057)
Retained earnings............................................................................................................	7,312,312	7,594,492
Total shareholders’ equity...............................................................................................	22,473,167	22,522,439
Total liabilities and shareholders’ equity......................................................................	$25,575,730	$24,480,387

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net sales.............................................................................	$5,058,392	$4,106,814	$13,604,845	$13,670,407
Cost of goods sold............................................................	3,787,101	3,075,481	10,415,616	11,031,543
Gross profit.......................................................................	1,271,291	1,031,333	3,189,229	2,638,864

Operating expenses:
Selling.........................................................................	556,749	645,035	1,548,307	2,069,699
General and administrative......................................	690,163	512,474	1,901,698	1,806,315
Total operating expenses................................	1,246,912	1,157,509	3,450,005	3,876,014

Income (loss) from operations.......................................	24,379	(126,176)	(260,776)	(1,237,150)

Other (expense) income:
Interest income..........................................................	6,927	49,137	35,959	248,378
Other income (expense), net....................................	(14,306)	13,182	(57,363)	(30,228)
Total other (expense) income.........................	(7,379)	62,319	(21,404)	218,150

Income (loss) before provision for income taxes........	17,000	(63,857)	(282,180)	(1,019,000)
Provision for income taxes.............................................	--	--	--	300,499
Net income (loss) ............................................................	$17,000	($63,857)	(282,180)	($1,319,499)

Net income (loss) per common and common equivalent share
Basic and diluted......................................................	$0.00	($0.01)	($0.04)	($0.17)

Weighted average number of common and common equivalent shares outstanding
Basic...........................................................................	7,987,285	7,930,496	7,964,070	7,922,985
Diluted........................................................................	8,149,837	7,930,496	7,964,070	7,922,985

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended June 30,
	2010	2009
Operating activities:
Net loss................................................................................................................................	($282,180)	($1,319,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation......................................................................................	165,908	153,464
Depreciation and amortization.................................................................................	40,990	58,867
Provision for obsolete inventory............................................................................	16,913	(35,912)
Provision for bad debt expense...............................................................................	8,875	23,401
Loss on disposal of property, plant, and equipment...........................................	2,227	11,759
Deferred income taxes...............................................................................................	--	409,130
Changes in operating assets and liabilities:
Accounts receivable................................................................................................	(916,765)	339,831
Inventories.................................................................................................................	(397,676)	618,744
Prepaid expenses and other current assets..........................................................	(89,832)	223,289
Other assets...............................................................................................................	13,500	38,727
Accounts payable....................................................................................................	864,995	(714,601)
Accrued expenses and other current liabilities....................................................	279,620	11,172
Net cash used in operating activities	(293,425)	(181,628)

Investing activities:
Purchases of property, plant, and equipment................................................................	--	(124,958)
Net cash used in investing activities	--	(124,958)

Financing activities:
Proceeds from exercise of stock options ........................................................................	67,000	--
Proceeds from disgorgement of short-swing ................................................................	--	13,948
Net cash provided by financing activities...........................................................................	67,000	13,948

Net decrease in cash and cash equivalents.......................................................................	(226,425)	(292,638)

Cash and cash equivalents at beginning of period...........................................................	20,103,502	19,862,426

Cash and cash equivalents at end of period.......................................................................	$19,877,077	$19,569,788

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961. The Company designs, markets, and distributes carry solutions, including soft-sided carrying cases, bags, clips, hand straps, protective face plates, and other accessories, primarily for hand held electronic devices such as medical monitoring and diagnostic kits, cellular telephones, bar code scanners, laptop computers, MP3 players, firearms, and sporting, recreational, and aeronautical and other products.  The Company’s principal customer market is original equipment manufacturers, or “OEMs”, of these products that package its carry solution products as accessories “in box” together with their product offerings or the contract manufacturing firms of these OEM customers. Sales to OEM customers are made in Europe, the APAC Region, and the Americas.

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

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with various customers. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of customers are generally net thirty (30) days to net sixty (60) days; however, the Company extends to certain customers, particularly its largest, payment terms up to 90 days. The Company has not historically experienced significant losses in extending credit to customers.  At June 30, 2010 and September 30, 2009, the allowance for doubtful accounts was approximately $22,000 and $25,000, respectively.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At June 30, 2010 and September 30, 2009, the allowance for obsolete inventory was approximately $15,000 and $33,000, respectively.

Property, Plant and Equipment

Property, plant and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the three-month periods ended June 30, 2010 and 2009, the Company recorded approximately $13,000 and $18,000 of depreciation and amortization expense, respectively. For the nine-month periods ended June 30, 2010 and 2009, the Company recorded approximately $41,000 and $59,000 of depreciation and amortization expense, respectively. Depreciation and amortization for production related property, plant and equipment is included as a component of costs of goods sold in the accompanying consolidated statements of operations. Depreciation and amortization for selling and general and administrative related property, plant and equipment, is included as a component of operating expenses in the accompanying consolidated statements of operations.

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

Advertising Expenses

Advertising costs, consisting primarily of samples and product brochures, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of operations and amounted to approximately $35,000 and $24,000 for the three-month periods ended June 30, 2010 and 2009, respectively, and $84,000 and $79,000 for the nine-month periods ended June 30, 2010 and 2009, respectively.

Foreign Currency Transactions

The functional currency of the Company and its wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations. The net gains (losses) from foreign currency transactions and translations were approximately ($14,000) and $13,000 for the three-month periods ended June 30, 2010 and 2009, respectively. The net losses from foreign currency transactions and translations were approximately ($57,000) and ($25,000) for the nine-month periods ended June 30, 2010 and 2009, respectively.

Comprehensive Loss

For the three and nine-month periods ended June 30, 2010 and 2009, the Company did not have any components of comprehensive loss other than net income (loss).

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 4     SHAREHOLDERS’ EQUITY

Anti-takeover Provisions

On June 9, 2010 the Company adopted a temporary Shareholder Protection Rights Plan (the “Rights Plan”) and declared a distribution of one right on each outstanding share of common stock of the Company to shareholders of record at the close of business on June 21, 2010. Upon a triggering event, as defined in the Rights Plan, each right entitles its holder to purchase, for the exercise price, the number of shares of the Company’s common stock having a market value of twice the exercise price of each Right. The Rights may be redeemed by the Board for $0.001 per Right, at any time prior to a triggering event. Unless the Rights Plan is amended or supplemented, the Rights Plan and the rights will expire six months from the record date of the issuance of the Rights, or December 21, 2010.

The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board of Directors has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights.

Stock Repurchase

In September 2002 and January 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of June 30, 2010, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three and nine-month periods ended June 30, 2010 and 2009.

NOTE 5     STOCK BASED COMPENSATION

At the May 2007 annual shareholders meeting, shareholders of the Company approved the Forward Industries 2007 Equity Incentive Plan (the 2007 Plan), which authorized the issuance of up to 400,000 shares of common stock to officers, employees, and non-employee directors of the Company in connection with the grants of restricted common stock and stock options awarded to such persons. This plan was adopted by the Board of Directors in February 2007.  At the February 2010 annual shareholders meeting, shareholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of common stock authorized for grants by an additional 400,000 shares, thereby bringing the total shares of common stock available for grants of awards of restricted stock and options to purchase common stock under the 2007 Plan, as amended, to 405,500 as of June 30, 2010. The price at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock at the date of grant. The Company’s Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and restricted stock grants generally vest in equal proportions over three years.

The Company’s 1996 Stock Incentive Plan (the 1996 Plan) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by the 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. Options expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted pursuant to the 1996 Plan prior to its expiration remain outstanding until the earlier of exercise or option expiration.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards

Under the 2007 Plan, as amended, the Compensation Committee of the Company’s Board of Directors has approved the grants of stock option awards to purchase 242,500 shares of common stock, in the aggregate, to the Company’s current and certain former non-employee directors and to three Company officers. Of the grants to certain former non-employee directors, awards covering 30,000 shares of common stock expired unexercised, with such shares reverting to the 2007 Plan and eligible for grant. Of the grants to current non-employee directors and officers, awards covering 87,500 shares were granted during the nine-month period ended June 30, 2010, none of which were granted during the three-month period ended June 30, 2010. These awards are subject to a continued service condition and vest on the first anniversary of the date the awards were granted in the case of the Company’s non-employee directors and one Company officer, and vest in equal amounts over three years commencing on the first anniversary of the grant, in the case of the other two Company officers. The exercise prices of the awards granted was in each case equal to the market value of the Company’s common stock on the various grant dates.

Under the 1996 Plan 30,000 fully vested stock options remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at June 30, 2010.

The Company recognized approximately $30,000 and $16,000 of compensation cost for stock option awards in its consolidated statements of operations for the three-month periods ended June 30, 2010 and 2009, respectively, and $78,000 and $66,000 for the nine-month periods ended June 30, 2010 and 2009, respectively.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The following table summarizes stock option activity under the 2007 Plan, as amended, and the 1996 Plan from September 30, 2009 through June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	155,000	$3.52	8.25
Granted..............................................	87,500	2.35	9.59
Exercised............................................	(75,000)	2.10	8.12
Forfeited............................................	--	--	--
Expired...............................................	--	--	--
Outstanding at June 30, 2010	167,500	$3.54	8.36	$114,000

Options vested and exercisable at June 30, 2010..................................	80,000	$4.85	7.01	$47,000

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Nine-Month Periods Ended June 30,
	2010	2009
Expected term (in years)....................................................	5.0	5.0
Risk-free interest rate........................................................	2.26% to 2.33%	1.65%
Expected volatility.............................................................	74% to 78%	79.8%
Expected dividend yield....................................................	0%	0%

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards

Under the 2007 Plan, as amended, as of June 30, 2010, the Compensation Committee of the Company’s Board of Directors has approved the grant of awards of 183,500 shares of restricted stock, in the aggregate, to certain key employees, one of whom also serves as a director.  Of these awards, 1,500 shares of restricted stock have been forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. Vesting of the restricted stock is generally subject to a continued service condition with one-third of the awards vesting each year on the anniversary date the awards were granted typically commencing on the first such anniversary date.  The fair value of the awards granted was in each case equal to the market value of the Company’s common stock on the various grant dates. During the three-month periods ended June 30, 2010 and 2009, the Company recognized approximately $28,000 and $27,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards. During the nine-month periods ended June 30, 2010 and 2009, the Company recognized approximately $87,000 and $88,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards.

The following table summarizes restricted stock activity under the 2007 Plan, as amended, from September 30, 2009, through June 30, 2010.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2009........................................	84,832	$2.16
Changes during the period:
Shares granted................................................................................	53,500	$2.02
Shares vested..................................................................................	(29,835)	$2.17
Shares forfeited...............................................................................	--	--
Non-vested balance at June 30, 2010...................................................	108,497	$2.09

As of June 30, 2010, there was approximately $89,000 of total unrecognized compensation cost related to 108,497 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods.

Warrants

            As of June 30, 2010, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. By their terms, these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of June 30, 2010, no such registration statement has been filed with the Securities and Exchange Commission.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     INCOME TAXES

The Company’s provision for income taxes consists of the following United States and foreign components:

	For the Three-Month Periods Ended June 30,		For the Nine-Month Periods Ended June 30,
	2010	2009	2010	2009
U.S. Federal and State
Current...................................	$ --	$ --	$ --	$ --
Deferred.................................	35,378	1,752	(35,034)	(187,780)

Foreign:
Current...................................	--	--		--
Deferred.................................	(1,527)	(6,910)	(9,768)	(27,711)

Change in valuation allowance	(33,851)	5,158	44,802	515,990
Provision for income taxes	$ --	$ --	$ --	$300,499

The Company’s effective tax rate does not approximate the statutory United States federal income tax rate due to tax rate differentials in respect of United States state and foreign taxes as well as due to the establishment during the 2009 Period of a full valuation allowance in respect of deferred tax assets, as described below. As of September 30, 2009, the Company has no unrecognized tax benefits related to federal and state income tax matters. As of September 30, 2009, the Company has not accrued for interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the statement of operations. For the periods presented in the accompanying statements of operations no income tax related interest or penalties were assessed or recorded.

At June 30, 2010, the Company had available net operating loss carryforwards for United States federal and state income tax purposes of approximately $2,289,000 expiring through 2029 and resulting in a combined deferred tax asset of approximately $410,000. In addition, at June 30, 2010, the Company had available net operating loss carryforwards for foreign income tax purposes of approximately $1,288,000 resulting in a deferred tax asset of approximately $113,000.  At June 30, 2010 and September 30, 2009, the Company had total deferred tax assets of approximately $641,000 and $598,000, respectively, before reserve for valuation allowances.

During Fiscal 2009, as part of its periodic evaluation of the need for a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its deferred tax assets, except in respect of United States income taxes in the event and to the extent that the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, Forward Innovations, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued. Accordingly, except to the extent set forth in the preceding sentence, the Company has established a full valuation allowance against its deferred tax assets, and as of June 30, 2010 and September 30, 2009, the valuation allowance was approximately $641,000 and $598,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Provision for income taxes” line item of the Company’s consolidated statements of operations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     INCOME TAXES (CONTINUED)

Effective June 2001, undistributed earnings of the Company’s Swiss subsidiary are considered to be permanently invested; therefore, in accordance with generally accepted accounting principles in the United States, no provision for U.S. Federal and state income taxes on those earnings has been provided.  At June 30, 2010, the Company’s Swiss subsidiary had approximately $3,694,000 of accumulated undistributed earnings.

NOTE 7     INCOME (LOSS) PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options, stock rights and warrants, computed using the treasury stock method. A total of 30,000 common stock equivalents have been excluded from the calculation of earnings per share for the three-month period ended June 30, 2010, because their inclusion would be anti-dilutive. Loss per share data for the three-month period ended June 30, 2009, and the nine-month periods ended June 30, 2010 and 2009, excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

In accordance with generally accepted accounting principles in the United States, 87,333 shares of service-based common stock awards (“restricted stock”) were excluded from the calculation of diluted loss per share for the three period ended June 30, 2009 and 108,798 and 87,333 shares were excluded from the calculation of diluted loss per share for the nine-month periods ended June 30, 2010 and 2009, respectively.

NOTE 8     OPERATING SEGMENT INFORMATION

The Company operates in a single segment: the supply of carrying solutions. This carrying-solution segment includes the design, marketing, and distribution of products to its customers that include manufacturers of consumer hand held wireless telecommunications and medical monitoring devices. The Company’s carrying solution segment operates in geographic regions that include primarily the APAC, Americas, and Europe. Geographic regions are defined based primarily on the location of the customer.  The following table presents net sales related to these geographic segments:

	(all amounts in thousands of dollars)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
APAC.....................................................	$1,804	$1,480	$5,755	$4,900
Americas................................................	1,876	1,774	4,832	5,457
Europe ...................................................	1,378	853	3,018	3,313
Total net sales......................................	$5,058	$4,107	$13,605	$13,670

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     COMMITMENTS AND CONTINGENCIES

Guarantee Obligation

In February 2010, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, which succeeds a substantially similar agreement (except as to the amount and term of the undertaking) between the parties that expired December 31, 2009, the subsidiary agreed to provide an undertaking (in the form of a bank letter of guarantee) to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on the subsidiary's behalf. As of February 1, 2010, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $92,000 as of June 30, 2010) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  The subsidiary would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement the subsidiary agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. The term of the bank letter of guarantee expires February 28, 2011, but will be renewed automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior the renewal date. It is the intent of the subsidiary and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, the subsidiary has granted the Swiss bank a security interest on all of the subsidiary’s assets on deposit with, held by, or credited to the subsidiary’s accounts with, the Swiss bank (approximately $3,196,000 at June 30, 2010). As of June 30, 2010, the Company had not incurred a liability in connection with this guarantee.

NOTE 10   LEGAL PROCEDINGS

            From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2010, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  The following discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2010 (the “2010 Quarter”), with those for the three months ended June 30, 2009 (the “2009 Quarter”) and the nine months ended June 30, 2010 (the “2010 Period”), with those for the nine months ended June 30, 2009 (the “2009 Period”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following management’s discussion and analysis includes “forward-looking statements” (as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995).  These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business.  Such forward looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, estimate”, “intend”, “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward looking statements contained in this Quarterly Report are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those we assumed and assessed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those identified in “Risk Factors” in Item 1A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among others, the following: customer concentration in a small number of key customers; material variation in order flow from any one or more of such customers may cause significant swings in results of operations; product line concentration in carry cases for diabetic monitoring devices; our ability to maintain constructive commercial relationships with our key customers, including during periods of economic downturns generally or downturns/volatility in their specific businesses; the loss of key sales employees upon whom relationships with key OEM customers depend; our success in winning new business from existing and new customers and against competing vendors; whether replacement programs that we win will be more or less successful or profitable than those that are replaced; levels of demand and pricing generally for blood glucose monitoring devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; OEM customers’ decisions to reduce or eliminate their practice of including carry case accessories in-box; the impacts on our financial condition, results of operations, and business prospects arising from making an acquisition or failing to make an acquisition; general economic and business conditions, nationally and internationally in the countries in which we do business; the continuation or resumption of global economic recession; the failure of one or more of our suppliers; failures in our ability to maintain adequate quality control in our products; demographic changes; changes in technology, including developments in the treatment or control of diabetes that adversely affect the incidence of use and replacement rates of handheld blood glucose monitors by diabetics; increased competition in the business of distribution of carry solutions for handheld electronic devices generally or increased competition to include carry solutions with products manufactured by our OEM customers in particular; changes affecting the business or business prospects of one or more of our principal OEM customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2009. Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward looking statement.

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

Trends and Economic Environment

In response to the economic downturn 2007-2009 and OEM customer caution during that period, we implemented several cost-cutting measures, which achieved the desired goals.  However, with operating expenses at their lowest levels in eight years, absent severe weakening from this point in the economy and/or in our revenues, we do not anticipate engaging in additional expense reduction efforts that would be considered meaningful to our results of operations.  Rather, as a result of several factors relating to strategic initiatives and other matters, general and administrative expense increased in the 2010 Quarter and may continue to increase in the near-term.  Moreover, we believe that significant improvement to our results of operations must be driven by the growth of our revenues.

We have noted a recent pickup in sales orders from our longstanding major diabetic product customers. While this is encouraging, the magnitude is modest, and we believe that the sustainability of any improvement in revenues from these customers is uncertain.  Furthermore, we continue to operate in a very challenging business environment in the near term, where material changes in revenue contribution from our major diabetic case customers, with whom we are highly concentrated, are somewhat volatile. As such, we continue to focus our efforts on expanding our customer and product base. We believe that these efforts continue to meet with some preliminary success, as we have received small, initial orders from first time customers.   We believe that discussions with these first time customers regarding larger orders, as well as prospective customers regarding initial orders, have been constructive and positive, but significant progress in reducing customer concentration in significant measure remains uncertain at this time.

Also, as previously reported, we continue to consider all strategic alternatives, in the form of an acquisition or business combination that will enable us to diversify our customer base, reduce our customer and product line concentration, and grow our business.

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

Forward Industries, Inc.

We discuss the material accounting policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”.  There has been no material change in critical accounting policies or estimates since September 30, 2009.

The notes to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2009, and the notes to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to our overall financial performance, operations and financial position.

Revenue Recognition

In accordance with generally accepted accounting principles in the U.S., we generally recognize revenue from product sales to customers when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Accounts Receivable

We record an allowance for doubtful accounts for all receivables judged by us to be unlikely to be collected. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount that we believe will actually be collected.  Significant management judgments, analyses, and estimates must be made and used in connection with establishing this valuation account, based on a combination of factors:  the age of receivable balances, our historical bad debts write-off experience, and our respective customer’s creditworthiness, among other factors. At June 30, 2010 and September 30, 2009, our allowance for doubtful accounts was approximately $22,000 and $25,000, respectively.  Changes to this account are reflected in the general and administrative expense line of our consolidated statements of operations.  Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions, the assessments of new customers’ creditworthiness, changes in customer circumstances, or other factors could have a material effect on the recorded allowance.

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

Forward Industries, Inc.

At the end of each fiscal quarter, we evaluate our ending inventories, and we establish an allowance for inventory that is considered obsolete, slow moving, or otherwise un-saleable.  This evaluation includes, among other factors, analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand.  We physically dispose of inventory once its marketability has been determined to be zero.  Inventory allowances were approximately $15,000 and $33,000 at June 30, 2010 and September 30, 2009, respectively.  Changes of estimate in this account are reflected in the cost of goods sold line of our consolidated statements of operations.

Our production is made to customer specifications.  If a customer elects not to accept delivery, or defaults on a purchase order or commitment, or returns inventory from its hub without payment in violation of the hub arrangements, additional inventory write-downs or reserves may be required and would be reflected in cost of goods sold in the period the revision is made.

Deferred Income Taxes

In our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we are subject to taxation. This process involves estimating actual current income tax expense as well as assessing temporary differences resulting from differing treatment of revenue and expense items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected in our consolidated balance sheets. The Company’s policy is to account for interest and penalties, if any, relating to income tax expense in the statement of operations. For the periods presented in the accompanying statements of operations no income tax related interest or penalties were assessed or recorded. We had approximately $0.6 million of deferred tax assets at June 30, 2010 and September 30, 2009, respectively.

See Note 6 to the Notes to Financial Statements included elsewhere in this Form 10-Q for the three-months ended June 30, 2010, for a discussion of the full valuation allowance in respect of deferred tax assets established during the Fiscal 2009 Period.

RESULTS OF OPERATIONS FOR THE 2010 QUARTER COMPARED TO THE 2009 QUARTER

Net Income (Loss)

We recorded net income of $17 thousand in the 2010 Quarter compared to a net loss of $64 thousand in the 2009 Quarter. The improvement in 2010 Quarter results was due to higher gross profit, offset in large part by higher operating expenses, as well as “other income (expense), as shown in the table below:

Main Components of Net Income (Loss)
(thousands of dollars)
	2010 Quarter	2009 Quarter	Increase (Decrease)
Net sales.......................................................................................................	$5,058	$4,107	951

Gross profit...................................................................................................	1,271	1,031	240
Selling, general and administrative expenses..........................................	(1,247)	(1,158)	89
Other income (expense)..............................................................................	(7)	62	(69)
Provision for income taxes.........................................................................	--	--
Net Income (loss)*......................................................................................	$17	($64)	81

* Table may not total due to rounding.

Basic and diluted per share data was ($0.00) for the 2010 Quarter, compared to ($0.01) for the 2009 Quarter. The improvement in per share results in the 2010 Quarter was due to the swing to a slight net profit from a net loss.

Net Sales

Net sales increased $1.0 million, or 23%, to $5.1 million in the 2010 Quarter from $4.1 million in the 2009 Quarter, due to an increase in sales “Other Products” of $0.6 million, or 59%, and an increase in sales of diabetic products of $0.4 million, or 12%.  The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2010 Quarter 3 Months ended June 30, 2010 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$1.6	$0.8	$1.1	$3.5
Other Products.......................................	0.2	1.1	0.3	1.6
Total*	$1.8	$1.9	$1.4	$5.1

Net Sales for 2009 Quarter 3 Months ended June 30, 2009 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$1.4	$0.9	$0.8	$3.1
Other Products.......................................	0.1	0.9	--	1.0
Total*	$1.5	$1.8	$0.9	$4.1

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

Sales of cases and related accessories for blood glucose monitoring kits increased $0.4 million, or 12%, to $3.5 million in the 2010 Quarter, from $3.1 million in the 2009 Quarter. This increase was due primarily to increased orders from two of our major diabetic customers, as presented in the table below, which sets forth our sales by diabetic customer for the periods indicated.

(millions of dollars)
	2010 Quarter	2009 Quarter	Increase (Decrease)
Diabetic Customer A........................................................................	$1.6	$1.4	$0.2
Diabetic Customer B.........................................................................	1.2	1.0	0.2
Diabetic Customer C.........................................................................	0.6	0.6	--
All other Diabetic Customers..........................................................	0.1	0.1	--
Totals*.......................................................................................	$3.5	$3.1	$0.4

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 69% of our total net sales in the 2010 Quarter compared to 76% of our total net sales in the 2009 Quarter, denoting somewhat lessened customer and product line sales concentration due to the increase in sales of other products.

Other Product Sales

We design and sell carrying solutions to OEMs for a diverse array of other portable electronic and other products, including cell phones, laptop computers, bar code scanners, cameras, binoculars, firearms, portable oxygen tanks, MP3 players, and a variety of other products on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of other products increased $0.6 million, or 59%, to $1.6 million in the 2010 Quarter from $1.0 million in the 2009 Quarter. This increase was due primarily to increased sales to several existing customers of “other products” (of which none were material individually), as well as sales to several new customers (of which one such customer contributed $0.2 million of sales in the 2010 Quarter).

Forward Industries, Inc.

Sales of other products represented 31% of our net sales in the 2010 Quarter compared to 24% of net sales in the 2009 Quarter.

Gross Profit

Gross profit of $1.3 million in the 2010 Quarter was $0.2 million, or 23%, higher compared with gross profit of $1.0 million in the 2009 Quarter. This improvement resulted from the 23% increase in sales revenues (refer to “Net Sales” section above). Cost of goods sold as a percentage of sales was 75% in both the 2010 Quarter and the 2009 Quarter, which is primarily a net result of: 1) a decrease in Hong Kong costs (which on an absolute basis increased 9%) relative to product sales as the fixed component thereof was spread over a larger revenue base; and 2) an increase in our materials costs due to the introduction of certain products for new “other product” customers into our product mix.

Gross profit as a percentage of net sales was 25% in the 2010 Quarter and in the 2009 Quarter.

Selling, General, and Administrative Expenses

Operating expenses increased $89 thousand, or 8%, to $1.2 million in the 2010 due primarily to an increase in professional fees of $175 thousand, due to legal expenses incurred in connection with the adoption of a shareholders rights plan in June 2010 and related issues. This increase was offset, in part, by decreases in selling personnel costs and related travel and entertainment and automobile allowance expense in the 2010 Quarter resulting from changes to our staffing and employee benefit plans made in Fiscal 2009 and to a lesser extent to decreases in most other components of selling and general and administrative expenses (of which the largest of such decreases was $16 thousand of rent expense).

Other (Expense) Income

Other (expense) income, consisting primarily of foreign currency transaction gains and losses and interest income on cash balances, declined $70 thousand to $7 thousand of expense in the 2010 Quarter from $62 thousand of income in the 2009 Quarter. This resulted primarily from a $42 thousand reduction in interest income in the 2010 Quarter, due primarily to lower average interest rates on slightly lower cash balances compared to the 2009 Quarter. Net losses from foreign currency transactions and translations were approximately $14 thousand in the 2010 Quarter compared to net gains of $13 thousand in the 2009 Quarter resulting primarily from the impact of rate changes on our Euro denominated accounts receivable occurring between the date of sale and the date of collection. Exchange rate changes on foreign currency cash balances were not material.

Pretax Income (Loss)

Pretax income improved to $17 thousand in the 2010 Quarter compared to a pretax net loss $64 thousand in the 2009 Quarter as a result of the changes as described above.

RESULTS OF OPERATIONS FOR THE 2010 PERIOD COMPARED TO THE 2009 PERIOD

Net Loss

We incurred a net loss of $0.3 million in the 2010 Period compared to a net loss of $1.3 million in the 2009 Period. The improvement in 2010 Period net loss resulted from higher gross profit, lower selling expenses, and lower income tax expense, offset in part by a decline in “other (expense) income” and an increase in general and administrative expense, as shown in the table below:

Forward Industries, Inc.

Main Components of Net Loss
	(thousands of dollars)
	2010 Period	2009 Period	Increase (Decrease)
Net sales..............................................................................................	$13,605	$13,670	(65)

Gross profit.........................................................................................	3,189	2,639	550
Selling, general and administrative expenses................................	(3,450)	(3,876)	(426)
Other (expense) income....................................................................	(21)	218	(239)
Provision for income taxes...............................................................	--	(300)	(300)
Net Loss*...........................................................................................	($282)	($1,319)	(1,037)

* Table may not total due to rounding.

Basic and diluted loss per share data was ($0.04) for the 2010 Period, compared to ($0.17) for the 2009 Period. The reduction in loss per share in the 2010 Period was due to the decrease in net loss.

Net Sales

Net sales decreased $66 thousand (less than 1%) to $13.6 million in the 2010 Period from $13.7 million in the 2009 Period, due to a decline in sales of diabetic products of $207 thousand (less than 1%), which was offset, in part, by an increase in sales of “Other Products” (which includes cell phone product sales) of $148 thousand, or 4%.  The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2010 Period 9 Months ended June 30, 2010 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$5.1	$2.4	$2.6	$10.1
Other Products.......................................	0.7	2.4	0.4	3.5
Total*	$5.8	$4.8	$3.0	$13.6

Net Sales for 2009 Period 9 Months ended June 30, 2009 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$4.3	$2.9	$3.2	$10.3
Other Products.......................................	0.6	2.6	0.1	3.3
Total*	$4.9	$5.5	$3.3	$13.7

* Tables may not total due to rounding.

Diabetic Product Sales

Sales of cases and related accessories for blood glucose monitoring kits declined $0.2 million, or less than 1%, to $10.1 million in the 2010 Period, from $10.3 million in the 2009 Period. This decrease was due primarily to a $1.3 million decline in sales to one major diabetic customer (from which we receive periodically significant stand-alone orders rather than steady orders over time), which was offset, in large part, by a $1.1 million increase in sales to other major diabetic customers, as presented in the table below, which sets forth our sales by diabetic customer for the periods indicated.

Forward Industries, Inc.

(millions of dollars)
	2010 Period	2009 Period	Increase (Decrease)
Diabetic Customer A......................................................	$5.2	$4.4	0.8
Diabetic Customer B.......................................................	3.0	2.9	0.1
Diabetic Customer C.......................................................	1.8	1.6	0.2
Diabetic Customer D.......................................................	--	1.3	(1.3)
All other Diabetic Customers........................................	0.1	0.1	--
Totals*.....................................................................	$10.1	$10.3	(0.2)

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 75% of our total net sales in the 2010 Period compared to 76% of our total net sales in the 2009 Period.

Other Product Sales

Sales of other products increased $148 thousand, or 4%, to $3.5 million in the 2010 Period from $3.3 million in the 2009 Period. The improvement was due to a $0.9 million increase in sales in the aggregate to a number of customers, of which $0.3 million and $0.2 million were to two new larger customers offset in large part by a $0.7 million decrease in sales to a cell phone customer in the 2010 Period compared to the 2009 Period.

Sales of other products represented 25% of our net sales in the 2010 Period compared to 24% of net sales in the 2009 Period.

Gross Profit

Gross profit of $3.2 million in the 2010 Period was $0.6 million, or 21%, higher compared to $2.6 million in the 2009 Period. In the 2010 Period decreases in every component of our costs of goods sold more than offset the small decline in sales revenues of less than 1%, compared to the 2009 Period. The decrease in our cost of goods sold resulted from the following favorable comparisons with the 2009 Period: lower materials costs due primarily to the introduction of certain higher margin products with new and existing customers into our product mix, as well unit cost improvements on certain of our existing programs with our larger customers; lower Hong Kong expense (primarily to reduced personnel costs) compared to the 2009 Period, in the second quarter of which staffing changes were effected in connection with the relocation of the facility resulting in severance and recruitment expenses in such period; and lower freight, duties, and customs expense resulting  primarily from the decline in sales to one diabetic customer in the 2010 Period compared to the 2009 Period when higher shipping costs were incurred in accordance with the customer’s requirements.

Selling, General, and Administrative Expenses

Operating expenses decreased $0.4 million, or 11%, to $3.5 million in the 2010 Period from $3.9 million in the 2009 Period due primarily to a $0.5 million reduction in selling personnel costs and related travel and entertainment and automobile allowance expense in the 2010 Period resulting from changes to our staffing and employee benefit plans made in Fiscal 2009. To a lesser extent decreases in occupancy costs, office expenses, other general and administrative expenses also contributed to the decline. These decreases were offset, in part, by an increase in professional fees in excess of $0.1 million due to legal expenses incurred in connection with the adoption of a shareholders’ rights plan in June 2010 and related issues.

Other (Expense) Income

Other (expense) income, consisting primarily of interest income on cash balances and foreign currency transaction gains and losses, declined $0.2 million to $21 thousand of expense in the 2010 Period from $0.2 million of income in the 2009 Period. This resulted from a $0.2 million decline in interest income in the 2010 Period, due primarily to lower average interest rates on slightly lower cash balances compared to the 2009 Period. Exchange rate changes on foreign currency cash balances were not material.

Forward Industries, Inc.

Pretax Loss

Pretax loss narrowed to $0.3 million in the 2010 Period compared to $1.0 million in the 2009 Period as a result of the changes as described above.

LIQUIDITY AND CAPITAL RESOURCES

During the 2010 Period, cash and cash equivalents declined $0.2 million, which consist of $0.3 million used in operating activities, offset by $0.1 million generated from financing activities.  Our operating activities in the 2010 Period used $0.3 million in cash, consisting of a net loss of $0.3 million (reduced by $0.2 million for non-cash items), plus uses of $0.2 million for net changes in working capital items. Net cash used in operating activities consisted of changes in accounts receivable, inventories, and prepaid and other current assets of $0.9 million, $0.4 million, and $0.1 million, respectively. These uses of working capital were partially offset by changes in accounts payable, accrued expenses and other current liabilities, and other assets, which generated $0.9 million, $0.3 million, and $14 thousand, respectively. The increase in accounts receivable is attributable to the higher sales levels in the 2010 Quarter compared to the three-month period ended September 30, 2009 and the timing in which these accounts receivable were originated. The increase in inventories is in support of either firm purchase orders or forecasted demand data received from our customers. The increase in our accounts payable is a result of the higher purchase volume in support of the higher sales levels and the timing in which these purchases were originated..  The increase in accrued expenses and other current liabilities is due to a one time overpayment by a customer, as well as professional fees incurred but not paid as of our third fiscal quarter end.

During the 2009 Period, operating activities used $0.2 million of cash consisting of a net loss of $1.3 million (reduced by $0.6 million for non-cash items), and $0.5 million in net changes in working capital items, consisting of a change in accounts payable of $0.7 million, offset, in part, by changes in inventories, accounts receivable, prepaid expenses and other current assets, other assets, and accrued expenses and other current liabilities of $0.6 million, $0.3 million, $0.2 million, $39 thousand, and $11 thousand, respectively.

There were no investing activities in the 2010 Period. In the 2009 Period, net investing activities used $0.1 million for purchases of property, plant and equipment, primarily computer and telecommunications hardware and software.

During the 2010 Period financing activities generated $67,000 in proceeds from the exercise of stock options. There were no financing activities in the 2009 Period.

At June 30, 2010, our current ratio (current assets divided by current liabilities) was 8.2; our quick ratio (current assets less inventories divided by current liabilities) was 7.9; and our working capital (current assets less current liabilities) was $22.3 million.  As of such date, we had no short or long-term debt outstanding.

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

Forward Industries, Inc.

At June 30, 2010, Forward Innovations is contingently liable to a Swiss bank under a letter of guarantee with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $92,000 as of June 30, 2010) paid by such bank to Forward Innovations' freight forwarder and customs agent with respect to any value added tax liability arising that the logistics provider is required to pay to Dutch tax authorities on Forward Innovations’ behalf.  The term of the bank letter of guarantee expires February 28, 2011, but will be renewed automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior the renewal date. It is the intent of Forward Innovations and the logistics provider that the bank letter of guarantee amount be adjusted annually, dependent upon the level of sales, if any, of Forward Innovations in The Netherlands. In consideration of the issuance of the bank letter of guarantee, Forward Innovations has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to the subsidiary’s account with, the Swiss bank (approximately $3.2 million at June 30, 2010). As of June 30, 2010, Forward Innovations had not incurred a liability in connection with this guarantee See Note 9 to the Notes to unaudited consolidated Financial Statements set forth in Item 1.

In September 2002 and January 2004, our Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of our outstanding common stock. Under those authorizations, as of June 30, 2010, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million but none during Fiscal 2010 or Fiscal 2009.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States are not recorded as a liability.   The following is a summary of such contractual cash obligations as of June 30, 2010:

Contractual Obligation or Commitment	Jul 10 – Jun 11	Jul 11 – Jun 13	Jul 13 – Jun 15	Thereafter
Employment Agreements	$213,000	$ --	$--	$ --
Operating Leases	159,000	38,000	--	--
Totals	$372,000	$38,000	$--	$ --

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

Forward Industries, Inc.

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the quarterly period ended June 30, 2010, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal controls

Our management, with the participation our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three month period ended June 30, 2010.  Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three month period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Forward Industries, Inc.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2010, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

ITEM 5. OTHER INFORMATION

On June 9, 2010, our Board of Directors, in response to statements contained in a Schedule 13D, as amended, filed by LaGrange Capital Partners, L.P. and certain affiliates thereof (collectively, “LaGrange”), adopted a temporary Shareholder Protection Rights Plan (the “Rights Plan”) and declared a distribution of one Right on each outstanding share of Common Stock of the Company to shareholders of record at the close of business on June 21, 2010.  Based on the unanimous recommendation of the Special Committee of the Board of Directors, the Rights Plan was adopted to afford the Company a reasonable period to respond to such statements, as well as, to continue to explore other strategic alternatives, consistent with the Company’s previously announced intention to effect a strategic transaction. The Company expects to make an announcement in the near term with respect to the Board’s response. Please refer to our Current Report on Form 8-K filed June 15, 2010 with respect to adoption of the Rights Plan.

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

Dated:  August 9, 2010

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Douglas W. Sabra
Douglas W. Sabra
Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna
James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)