Form 10-K
period 2010-09-30
FORWARD INDUSTRIES INC
filed 2010-12-08
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes     [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $16,299,566.

As of December 8, 2010, 8,055,219 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference
Certain specified portions of the registrant’s proxy statement in respect of its annual meeting of shareholders expected to be held on or about March 8, 2011, are incorporated by reference into Part III (Items 10-14) of this Annual Report on Form 10-K to the extent described herein.

Forward Industries, Inc.

Table of Contents

	PART I	Page No.
Item 1.	Business...............................................................................................................................................................	4

Item 1A.	Risk Factors.........................................................................................................................................................	10

Item 1B.	Unresolved Staff Comments............................................................................................................................	14

Item 2.	Properties.............................................................................................................................................................	14

Item 3.	Legal Proceedings.............................................................................................................................................	15

Item 4.	Reserved ............................................................................................................................................................	15

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities..............................................................................................................................................................	15

Item 6.	Selected Financial Data......................................................................................................................................	16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations................	16

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.....................................................................	24

Item 8.	Financial Statements and Supplementary Data..............................................................................................	24

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..............	24

Item 9A.	Controls and Procedures....................................................................................................................................	24

Item 9B.	Other Information................................................................................................................................................	25

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance............................................................................	25

Item 11.	Executive Compensation...................................................................................................................................	26

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26

Item 13.	Certain Relationships and Related Transactions, and Director Independence........................................	26

Item 14.	Principal Accountant Fees and Services........................................................................................................	26

	PART IV
Item 15.	Exhibits and Financial Statement Schedules..................................................................................................	26

	Signatures............................................................................................................................................................	46

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

“Fiscal 2010” refers to our fiscal year ended September 30, 2010;

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

Forward Industries, Inc.

PART I

ITEM 1.            BUSINESS

General

                We design, market, and distribute carry and protective solutions primarily for hand held electronic devices, including medical monitoring and diagnostic kits, bar code scanners, GPS and location devices, cellular telephones, laptop computers, and MP3 players. Our technology solutions include soft-sided carrying cases, bags, clips, hand straps, protective plates and skins, and other accessories.  We also design, market and distribute carry and protective solutions for other consumer products such as firearms, sporting and recreational products, and aeronautical products.  Our customers are the original equipment manufacturers, or “OEMs”, of these electronic and other consumer products (or the contract manufacturing firms of these OEM customers) that either package our carry solution products as accessories “in box” together with their product offerings, or to a much lesser extent, sell them through their retail distribution channels. We do not manufacture any of the products that we design, market, and distribute.  We source substantially all products we market and distribute from independent suppliers in China.  Our suppliers custom manufacture our carrying solutions and related products to our order, based on our designs and know-how, and to our customers’ specifications.

Corporate History

Forward Industries, Inc. was incorporated in 1961 under the laws of the State of New York as a manufacturer and distributer of advertising specialty and promotional products. In 1989, we acquired Koszegi Industries, Inc., a manufacturer of soft-sided carrying cases.  The carrying case business became our predominant business, and in September 1997, we sold the assets relating to the production of advertising specialty and promotional products, ceasing to operate in that segment.

In May 1994, we formed Forward Industries HK Ltd. as a wholly owned, Hong Kong-based, subsidiary of Forward to facilitate a more nimble and robust carrying case procurement and quality control infrastructure, and to enhance our foreign sourcing capabilities. Thereafter we determined that our domestic production capability was unnecessary, sold the related assets, and we now source substantially all our products from suppliers in the APAC Region.  See "Product Supply".

In May 2001 we formed Forward Innovations GmbH, a wholly owned Swiss subsidiary of Forward, to facilitate distribution of aftermarket products under our licenses for cell phone cases with a major North American multinational and to further develop our OEM European business presence.  After the expiration of the last of these licenses in March 2009, staff at Forward Innovations was significantly reduced and now primarily serves our OEM European customers.   See “Marketing, Distribution, and Sales”.

Forward Industries, Inc.

                As previously reported in our Current Report on Form 8-K filed with the Commission on August 16, 2010, in August 2010, the Company and LaGrange Capital Partners, L.P. and certain affiliates of LaGrange Capital Partners, L.P. (collectively, the “LaGrange Group”) entered into a Settlement Agreement (the “Settlement Agreement”).  The agreement was the result of a period of negotiations between the LaGrange Group and the Special Committee of the Board of Directors following LaGrange Group’s filings of Schedules 13D, as amended, in which it requested certain changes in the Company’s management and its Board of Directors and demanded a special meeting of shareholders in order to facilitate such changes.  In response to these actions the Board had in June 2010 adopted a shareholders’ rights plan based on the recommendation of the Special Committee of the Board.

                Pursuant to the Settlement Agreement: the Company’s President (Chief Executive Officer) and Acting Chairman of the Board resigned from those positions; two non-employee directors resigned from the Board; the continuing members of the Board appointed three new, non-employee director nominees of the LaGrange Group to fill the resulting vacancies in the Board and appointed Frank LaGrange Johnson, founder and general partner of LaGrange Capital Partners, as Chairman of the Board.  In addition, under the Settlement Agreement, the Company in effect terminated the shareholder rights plan and the LaGrange Group abandoned its consent solicitation to call a special meeting of shareholders.  For more detailed information as to the terms and provisions of the Settlement Agreement, see the Current Report on Form 8-K referred to above.

As disclosed prior to the Settlement Agreement, the Board of Directors had adopted a strategy to diversify our business and likely outside the carrying and technology solutions business by means of acquisition.  Management has announced a strategy of growing our OEM business and expanding the technology solutions business with new product offerings; in appropriate circumstances, an acquisition might be complementary with this strategy.

Products

We design and market to our customers’ order carry and protective solutions for hand held consumer electronics and other products, including soft-sided carrying cases, bags, clips, hand straps, protective plates, and other accessories made of leather, nylon, vinyl, plastic, PVC and other synthetic materials. Our products are used by consumers for protecting and carrying or transporting portable electronic and other products such as blood glucose monitoring kits, bar code scanners, GPS and location devices, cellular telephones, laptop computers, MP3 players, firearms, sporting and recreational products, and aeronautical products. Our carrying cases are designed to enable these devices to be stowed in a pocket, handbag, briefcase, or backpack, clipped to a belt or shoulder strap, or strapped to an arm, while protecting the consumer electronic or other product from scratches, dust, and mishandling.

Diabetic Products

We sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers) of these electronic, monitoring kits made for use by diabetics.  We typically sell these cases at prices ranging from $0.40 to $9.00 per unit.  Unit volumes are sold predominantly at the lower end of this price range.  The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a much lesser extent, sells them through their retail distribution channels.  The kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders.  As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet.  Since the end of 2007, OEMs have sought to reduce the cost of these cases by simplifying their design.

Other Products

                We also sell carrying and protective solutions to OEMs for a diverse array of other portable electronic and other products, including bar code scanners, GPS and location devices, cellular telephones, laptop computers, MP3 players, firearms, sporting and recreational products, and aeronautical products on a made-to-order basis that are customized to fit the products sold by our OEM customers.  Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design and sell the carry solution.

Forward Industries, Inc.

Product Development

In our OEM business, the product life cycle in distributing and selling our technology solutions to our OEM customers is as follows. We typically receive requests to submit product designs in connection with a customer’s introduction and rollout to market of a new product that the customer has determined to accessorize and customize with a carry solution.  Our OEM customers furnish the desired functionality, size and other basic specifications for the carrying solutions or other product, including the OEM’s identifying logo imprint on the product.  Our in-house design and production staff develops more detailed product specifications and design options for our customer’s evaluation.  We then furnish the customer with product samples.  Working with our suppliers and the customer, samples are modified and refined.  Once approved for commercial introduction and order by our customer, we work with our suppliers to ensure conformity of commercial production to the definitive product samples and specifications.  Manufacture and delivery of products in production quantities are coordinated with the customer’s manufacturing and shipment schedules so that our carry solution products are available with the OEM’s product (and included “in box”, as the case may be) prior to shipment and sale, or to a lesser extent sold by the OEM through its retail distribution channels.

Marketing, Distribution, and Sales

Geographic Sales Distribution

Through our wholly owned subsidiaries, Koszegi and Forward Innovations, we distribute and sell our products globally, predominantly as accessories packaged “in box” with the products of our OEM customers.  The approximate percentages of net sales to customers by their geographic location for Fiscal 2010 and Fiscal 2009 are as follows:

	Net Sales Fiscal Years Ended September 30,
Geographic Location:	2010	2009
APAC.......................................................................................................................	43%	38%
Americas..................................................................................................................	33%	40%
Europe......................................................................................................................	24%	22%
Totals....................................................................................................................	100%	100%

                The importance of the APAC region is attributable to the fact that certain of our key OEM customers outsource product manufacture to contract manufacturers located in China or elsewhere in Asia.  In these instances, we ship product to, and product is packaged “in box” at, such contract manufacturer’s facility.  If payment to us is due from the contract manufacturer, we identify the sale to its geographic location rather than that of the OEM customer for whom the contract manufacturer is supplying product.  The increase in APAC contribution to net sales in Fiscal 2010 compared to Fiscal 2009 was due to the increase in revenue from our largest diabetic case customer, which uses such a contract manufacturer.  See Note 13 to the audited consolidated financial statements included in Item 8 of this Annual Report.

Channels of Distribution

We primarily ship our products directly to our OEM customers or their contract manufactures, who package our carry solutions products “in box” with the OEM customer’s products.  Certain OEMs that became our customers in Fiscal 2009 or 2010 also purchase our carry and protective solution products and offer them for sale as stand-alone accessories to complement their product offerings.

Sales by Product Line

Sales of carry and protective solutions for “Diabetic Products” and for “Other Products”, i.e., all products other than diabetic carry cases for blood glucose monitor kits, accounted for approximately the following percentages of total net sales in Fiscal 2010 and Fiscal 2009:

Forward Industries, Inc.

	Fiscal Year Ended
Sales:	2010	2009
Diabetic Products...................................................................................................	74%	75%
Other Products .......................................................................................................	26%	25%
Totals....................................................................................................................	100%	100%

Sales Concentration

We have approximately 80 active customers.  Of these, three customers, including their affiliates and contract manufacturers, accounted for approximately 73% of our net sales in Fiscal 2010 and 66% in Fiscal 2009. All three are OEMs of diabetic monitoring kits. These customers package our carry and protective solutions “in box” with their branded products, or to a lesser extent, sell them through their retail distribution channels. The approximate percentages of net sales contributed by each of these three customers for Fiscal 2010 and Fiscal 2009 are as follows:

	Fiscal Year Ended
Customer:	2010	2009
Diabetic Customer A..............................................................................................	39%	35%
Diabetic Customer B...............................................................................................	19%	21%
Diabetic Customer C...............................................................................................	15%	10%
Totals....................................................................................................................	73%	66%

Sales Force

During Fiscal 2010 and Fiscal 2009 all net sales were made directly by our employees, which are assigned key accounts or defined geographic sales territories.  See “Risk Factors” in Item 1A. of this Annual Report - “Our business could suffer if the services of key sales personnel we rely on were lost to us.”

OEM Distribution Hubs

We have distribution hub agreements with five OEM customers.  These agreements obligate us to supply our products to the customer’s distribution hubs (may be multiple locations) where its products are manufactured and/or warehoused pending sale and where our products are packaged in-box with the OEM customer’s products or, to a much lesser extent, distributed for retail sale. The product quantities we are required to supply to each distribution hub are based on the OEM customer’s forecasts.  We do not recognize revenue for product shipped to a hub until we have been advised by our customer that product has been withdrawn from the distribution hub to be placed “in box”/its sales channel. Hub arrangements have had the general effect of extending financing for our customers’ inventory build by extending the time between our placement of orders to our suppliers in order to ship and supply the hubs and the time that we are able to recognize revenue.  The corollary effect is an increase in our inventory levels.

Credit Risk

We generally sell our products on 60- to 90-day credit terms customary in the industry.  Historically, we have not had significant credit problems with our customers. Our significant OEM customers are large, multi-national companies with good credit histories. None of these customers is or has been in default to us, and payments from all customers are generally received from them on a timely basis. Three customers, including their affiliates or contract manufacturers, accounted for approximately 75% of our accounts receivable at September 30, 2010. Two customers, including their affiliates or contract manufacturers, accounted for approximately 63% of our accounts receivable at September 30, 2009.

When we ship product to our OEM customer’s designated contract manufacturer and invoice such manufacturer (and not the OEM customer), even though our order flows originate with and depend on our relationship with the OEM, our accounts receivable credit risk lies with the contract manufacturer.  Our OEM customer does not guarantee the credit of the contract manufacturer to whom the OEM requests us to ship our carrying case products, and such order volumes may be significant from time to time.  In most cases, these contract manufacturers are themselves major multinational enterprises with good credit.  See Item 1A of this Annual Report on Form 10-K: “Risk Factors”.

Forward Industries, Inc.

Foreign Exchange Risk

Certain of our OEM customers have established sales and manufacturing operations in China.  In addition, as noted above, certain OEM customers may outsource manufacturing and packaging of the products with which our carrying case solutions are packaged “in box” to contract manufacturers located in China or in Southeast Asia.  Accordingly, our payment and remittance arrangements with such customers or their contract manufacturers may subject these arrangements to Chinese or other local currency regulations.   See Item 1A. of this Annual Report on Form 10-K: “Risk Factors—Payments to us by or on behalf of our customers of accounts receivable originated in China may become subject to local regulations or moratorium that restrict the right to convert foreign currencies into U.S. dollars or U.S. dollars into foreign currencies, or that prevent, delay, or restrict the ability to remit U.S. dollars to the United States”.

Product Supply

Manufacturing

The manufacture of custom carrying cases and other carry and protective solutions generally consists of die cutting fabrics and heat sealing, gluing, sewing, and decorating (affixing logos to) the cut-outs by means of silk screening, hot-stamping, embroidering or embossing. The principal materials used in the manufacture of our products are vinyl, nylon, leather, metal and plastic parts (for clips, buckles, loops, hinges and other hardware), foam padding and cardboard, all of which are obtained according to our specifications from suppliers.  We do not believe that any of the component materials or parts used by our suppliers in the manufacture of our products is supply constrained.  We believe that there are adequate available alternative sources of supply for all of the materials used to manufacture, package, and ship our products.

Suppliers

We procure substantially all our supply of carrying solutions products from independent suppliers in China.  We purchased approximately 88% of our products from four such suppliers in Fiscal 2010 and 90% from seven such suppliers in Fiscal 2009. One China supplier accounted for approximately 67% and 54% of our product purchases in Fiscal 2010 and 2009.  Depending on the product, we may require several different suppliers to furnish component parts or pieces.  During Fiscal 2010 and currently, in negotiations with our suppliers of terms for products under new programs, we are experiencing higher price quotes, which we believe are attributable in significant degree to inflationary impacts on the suppliers’ labor and materials costs that they are attempting to pass on to us.

We place orders with one or more suppliers at the time we receive firm orders from our OEM customers for a particular product.  Accordingly, we do not have minimum supply requirement agreements with our suppliers to guarantee us supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of our suppliers. However, from time to time, we may order products from our suppliers in anticipation of receiving a customer order to meet required delivery times.

Quality Assurance

To ensure that product manufacturing by our Chinese suppliers meets our quality assurance standards, products we sell and distribute are inspected by independent contractors in China, which may be affiliated with one or more of our suppliers.  These contractors are subject to the control and supervision of our quality assurance employees based in Hong Kong.

Quality assurance and sourcing-related expenses are reflected in cost of goods sold in our results of operations. In January 2009, our Hong Kong inspection facility renewed its ISO 9001:2000 quality certification.

Forward Industries, Inc.

Logistics

Once our products are approved for shipment by our inspection and quality control procedures, the products are typically shipped to our customer’s destination port on ocean-going container vessels. In certain cases, at the customer’s request, we will ship products by air freight or ground transport to a customer’s location in China or Hong Kong. Most ocean-going shipments bound for the United States are off-loaded at the port of Los Angeles or San Francisco, but certain customers arrange for shipments to East coast ports, such as Miami or Philadelphia. European shipments generally are routed via Rotterdam, Frankfurt, or London.  See “Item 1A. in this Annual Report “Risk Factors—Our shipments of products via container freight to customers in the United States and Europe may become subject to delays or cancellation at port facilities due to work stoppages or slowdowns, damage caused by weather or terrorism and congestion due to inadequacy of equipment and other causes.”

We ship our products to our customers by common carrier.

Insurance

    We maintain commercial loss and liability, business interruption, and general claims and other insurance customary for our business. We do not maintain credit insurance for our trade accounts receivable.

Competition

The business in which we engage is highly competitive in terms of product pricing, design, delivery terms, and customer service.  In the production of carry and protective solutions for OEM products, we compete with numerous United States and foreign producers and distributors.  Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an effective product design capability, rapid response time to customer requests for proposals and product shipment, competitive pricing, reliable product delivery, and product quality. We believe that our ability to compete based on product quality assurance considerations is enhanced by the local presence of our Hong Kong and outsourced Chinese based quality control and shipment capabilities. See Item 1A. in this Annual Report on Form 10-K: “Risk Factors - The carrying solutions business is highly competitive and does not pose significant barriers to entry.”

Employees

At September 30, 2010, we had 32 full-time employees, of whom two are employed in executive capacities, six are employed in administrative and clerical capacities, seven are employed in sales and sales support, six are employed in design and product development capacities, and 11 are employed in sourcing, quality control, and warehouse capacities. We consider our employee relations to be satisfactory.  None of our employees are covered by a collective bargaining agreement.

Since June 2003, we have employed our U.S. employees through a co-employment agreement with ADP Total Source, a Professional Employer Organization. The objective of this arrangement is for ADP Total Source to assume many of the legal and administrative responsibilities of human resources management, health benefits, workers' compensation, payroll, payroll tax compliance, 401(K) plan administration and unemployment insurance and to perform these functions at lesser expense than if we were to perform them directly.

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

Forward Industries, Inc.

ITEM 1A.         RISK FACTORS

Please read the note regarding "Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995" that appears on pages 16-17 of this Annual Report on Form 10-K.

Our business remains highly concentrated in our Diabetic Products line, posing risks to our financial condition and results of operations compared to periods when revenue from customers from two principal product lines were more balanced. If our Diabetic Products line were to suffer the loss of a principal customer or a material decline in or loss of sales, our business would be materially and adversely affected.

As a consequence of the steep decline in revenues from sales of cell phone accessories over the past several years, revenues from sales of diabetic cases to OEM customers now accounts for approximately 74% of net revenues.  While sales of “other products” reflect new customer adds and improved revenues in Fiscal 2010, our business remains characterized by high product line as well as customer concentration.  In such circumstances, our financial condition and results of operations are subject to higher risk from the loss of a diabetic case customer or from changes in the business practices of OEMs of blood glucose monitors, for example, a decision to reduce or eliminate inclusion of cases in box with the electronic device or a decision to focus on insulin pumps instead of insulin by injection.

Our business is and has been characterized by a high degree of customer concentration.  Our three largest customers accounted for approximately 73% and 66% of net sales in Fiscal 2010 and Fiscal 2009, respectively; the loss of, or material reduction in orders from, any of these customers would materially and adversely affect our results of operations and financial condition.

At present the predominant percentage of our sales revenues is concentrated in three large OEM customers for our diabetic blood glucose carry cases, including their affiliates and/or their contract manufacturers.  The loss of any of these customers, whether as a result of its purchase of its carry solution requirements from another vendor, its decision to manufacture its own carrying cases, its decision to award its orders to one of our competitors, or otherwise, would have a material adverse effect on our financial condition, liquidity and results of operations.

We have previously announced our intention to diversify our business by means of acquisition or other business combination.

The difficult business conditions of the last several years led our large OEM customers to embark on cost cutting and expense reduction strategies that have reduced our revenue and adversely affected our gross margin and net profit.  This led prior management to announce an acquisition strategy to diversify away from and/or balance the OEM-centered business.   In August 2010, when our new management team was installed, it outlined a business strategy to grow the OEM business and expand into new product channels and technology solutions.   In general, our management believes that an acquisition within the technology accessories business might, in the right circumstances, be complementary with the strategy it has identified.  If an acquisition is undertaken, there can be no assurance as to the cost in cash or securities of such an acquisition or other combination, the potential dilution to existing shareholders if our securities are issued as part of transaction consideration, or the business risks that accompany any such transaction. There can be no assurance that we will be successful in our efforts to make an acquisition or that any business that we do acquire or invest in will be profitable.  There can be no assurance as to the timing of a transaction, or that the market price of our common stock will not decline in response to any such transaction as may be effected.

If any one or more of our OEM customers elect to reduce or discontinue inclusion of cases “in-box”, our results of operations and financial condition would be materially and adversely affected.

The predominant percentage of our revenues is derived from sales of case accessories to our OEM customers who package our cases “in-box” with their electronics.  With the global recession and weak recovery, OEMs have sought continuously to reduce expenses.  If one or more of our OEM customers generally begin to reduce or discontinue the practice of including carry case accessories in-box, we would incur a significant decline in revenues and our results of operations and financial condition would be materially and adversely affected.

Forward Industries, Inc.

Our business strategy is to develop and grow our existing business; to the extent that operating expenses trend significantly higher before we realize higher revenues, our operating results may be adversely and materially affected.

Our new management team intends to pursue a more marketing- and product development-driven business model to grow our existing business and expand product offerings, compared to the prior management team that was focused on maintaining the liquidity of the balance sheet as it assessed potential acquisitions.  In executing this strategy, we are likely to incur increased selling, general, and administrative expense as we devote increased resources to product sales and development.  Such increased expenses are likely to impact our income statement and reduce cash and equivalents before such efforts result in higher revenues, if at all, which may materially and adversely affect our results of operations.    Realization of this strategy and improvement in our results of operations will depend on management’s ability to execute successfully on its strategy and business plan.

At any time, a significant percentage of our accounts receivable risk may be concentrated in a small number of customers.

Three customers accounted for approximately 75% of our accounts receivable at September 30, 2010, and two customers accounted for approximately 63% of our accounts receivable at September 30, 2009. The failure to receive or collect such amounts when and as due could have a material adverse effect on our financial condition, liquidity, and results of operations.

In a price constrained global economy we continue to encounter pressures from our largest OEM customers to maintain or even roll back prices or to supply lower priced carry solutions. The effects of such price constraints on our business may be exacerbated by inflationary pressures that affect our costs of supply.

During Fiscal 2010 and Fiscal 2009, we experienced significant pricing pressure from our largest OEM customers to maintain or even reduce the prices we charge them.  When we are unable to extract comparable concessions from our suppliers on prices they charge us, product sales margins erode.

In addition to margin compression from customers, from time to time we may encounter increased prices from our Chinese suppliers who are reacting to inflationary increases in materials and labor costs incurred by them.  We believe that Fiscal 2010 and the current fiscal year represent a period of such inflationary pressures.  In addition, prices that our Chinese vendors charge to us may reflect appreciation of the Chinese currency against the US dollar, which can be passed through to us in the form of higher US dollar prices. This in turn will tend to reduce gross profit percentage if we are unable to raise prices.  We anticipate that constraints on our ability to maintain or increase prices to our major customers will continue to exert downward pressure on our gross profit percentage in the fiscal year ending September 30, 2011.  This is particularly the situation with respect to our large diabetic customers for existing as well as new programs.

Our results of operations are subject to the risks of fluctuations in the values of foreign currencies relative to the U.S. Dollar; for example, if the factors tending to support appreciation of the Chinese renminbi, in which a significant portion of our suppliers’ costs are denominated, and depreciation of the US Dollar, in which most of our revenues are denominated, continue, our gross margins will be subject to pressure.

Forward Industries, Inc.

Our results of operations are expressed in U.S. Dollars.  When the U.S. Dollar appreciates or depreciates in value against a currency in which all or a significant portion of our costs of goods sold are denominated, such as the Chinese renminbi, our results will be benefited or adversely affected, respectively, assuming no change in prices we charge to our customers.  If, for example, China were to permit the renminbi to float to a free market rate of exchange, it is widely anticipated that the U.S. Dollar would depreciate in value relative to the renminbi, which would have the effect of increasing the prices we pay to our suppliers (our costs of goods sold) in U.S. dollar terms and adversely affecting our gross margins if we could not pass those increases along to our customers or enter into financial arrangements that hedged or otherwise mitigated this foreign exchange risk.  During Fiscal 2010 and Fiscal 2009 currency markets pushed the renminbi up and the U.S. Dollar down, having the effect described above.  The opposite relationship would apply to U.S. Dollar fluctuations with respect to a currency in which sales revenues or other accounts receivable are denominated, such as the Euro.  When the U.S. Dollar appreciates or depreciates in value against the Euro, our results of operations can be adversely affected or benefited, respectively.  The significant appreciation of the Euro against the U.S. Dollar, as occurred during most of calendar 2009, had the effect of increasing, in U.S. dollar terms, our sales revenues that were denominated in Euros.  The reversal of this trend in 2010 adversely affected our results of operations.  The degree of impact is proportional to the amount of foreign currency expense or revenue, as the case may be, and the fluctuations in exchange rates over the period in which the effect is measured on our financial statements.

Payments to us by or on behalf of our customers of accounts receivable originated in China may become subject to local regulations or moratorium that restrict the right to convert foreign currencies into U.S. dollars or U.S. dollars into foreign currencies, or that prevent, delay, or restrict the ability to remit U.S. dollars to the United States.

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

Our largest OEM customers may keep consumer products with which our carry solutions are packaged "in-box" in active promotion for many months, or for a very short period of time, depending on various factors, including sales trends for the product, product development cycles, new product introductions, and our customers' competitors' product offerings.  As demand for the consumer product relating to the in-box program matures and decreases, we may be forced to accept significant price and/or volume reductions in customer orders for our carry solutions, which will adversely affect revenue.

These factors tend to lead to a high degree of variability in our quarterly revenue levels.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increase or decrease the size(s) of, or eliminate, their orders from us by amounts that are material to our business.

Our gross margins, and therefore our profitability, vary considerably by customer and by product type, and if the revenue contribution from one or more OEM customers changes materially, relative to total revenues, our gross profit percentage may fluctuate or decline.

Our gross profit margins on the products we sell can vary widely depending on the product type, customer, order size, and market in which the customer's products are sold.  For example, selling prices and profit margins both within our soft-sided carrying cases product line and between such line and other carry solutions such as straps, clips, cleaning cloths, and cases for larger “other” products can vary widely.  Because of the broad variability in price ranges and product types, we anticipate that gross margins, and accordingly  their impact on operating income or loss, may fluctuate depending on the relative revenue contribution by customer of carrying cases for blood glucose monitors compared to carry solutions for “other products”, as well as our OEM customers' order patterns and preferences for more or less expensive cases and or other accessories to be included as accessories "in box".  Such fluctuations may have the effect of masking the impact of fluctuations in unit volume sale trends.

Product manufacture is often outsourced by our OEM customers to contract manufacturing firms in China and in these cases it is the contract manufacturer to which we must look for payment.

Forward Industries, Inc.

Such firms are performing manufacturing, assembly, and product packaging functions, including the bundling of our product accessories with the OEM customer's product.  As a consequence of this business practice, we often sell our carry solution products to the contract manufacturing firm.  This is particularly significant in the case of diabetic product sales to certain customers.  In these cases, we invoice the contract manufacturing firm and not the OEM customer.  Therefore, it is the contract manufacturing firm's credit to which we must look for payment in such cases and not that of our OEM customer.  This may alter the credit profile of our customer base and may involve significant purchase order volumes.  In some, but not all cases, the manufacturing firm is itself a large, multinational entity with significant financial resources.

Our dependence on foreign manufacturers creates quality control and other risks to our business. From time to time we may experience certain quality control, on-time delivery, cost, or other issues that may jeopardize customer relationships.

Substantially, all of our products are manufactured by Chinese manufacturers in China. Our reliance on foreign suppliers, manufacturers, and other contractors involves significant risks, including risk of product quality issues and reduced control over quality assurance, manufacturing yields and costs, pricing, timely delivery schedules, the potential lack of adequate manufacturing capacity and availability of product, the lack of capital, and potential misappropriation of our designs.

Our shipments of products via container freight to customers in the United States and Europe may become subject to delays or cancellation due to work stoppages or slowdowns, piracy, damage to port facilities caused by weather or terrorism, and congestion due to inadequacy of port terminal equipment and other causes.

Substantially all of our products are sourced from China.  To the extent that there are disruptions or delays in loading container cargo in Chinese ports or off-loading cargo at ports of destination as a result of labor disputes, work-rules related slowdowns, tariff or World Trade Organization-related disputes, piracy, physical damage to port terminal facilities or equipment caused by severe weather or terrorist incidents, congestion in port terminal facilities, inadequate equipment to load, dock and offload container vessels or energy-related tie-ups or otherwise, or for other reasons, product shipments to our customers will be delayed.  In any such case, our customer may cancel or change the terms of its purchase order, resulting in a cancellation or delay of payments to us. A closure or partial closure of Hong Kong, Chinese, United States or European port facilities or other causes of delays in the loading, importation, offloading or movement of our products to the shipping destination agreed with our customer could result in increased expenses, as we try to avoid such delays, delayed shipments or cancelled orders, or all of the above. Depending on the severity of such consequences, this may have an adverse effect on our financial condition and results of operations.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

    Not Applicable

ITEM 2.            PROPERTIES

We sub-lease approximately 5,300 square feet of office and warehouse space at 1801 Green Road, Pompano Beach, Florida on a month to month basis from a tenant at the same premises. We use this office space as our executive office and our United States sales office.

In November 2008, Forward HK entered into a three-year lease commitment for approximately 4,400 square feet of office space in Kowloon, Hong Kong, which extends through October, 2011. We use this office space as our sourcing, quality assurance, and logistics center.

Forward Innovations sub-leases approximately 1,300 square feet of office space in Cham, Switzerland from a tenant at the same location. We use this office as our European sales and administrative office.  This lease can be cancelled by either party with a six-month notice.

We believe that each of the foregoing leased properties is adequate for the purposes for which it is used. All leases are with independent third parties.  We believe that the loss of any lease would not have a material adverse effect on our operations as we believe that we could identify and lease comparable facilities upon approximately equivalent terms.

Forward Industries, Inc.

ITEM 3.           LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2010, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.           RESERVED

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

	Bid Price Information for Common Stock*
	Fiscal 2010		Fiscal 2009
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$2.15	$1.69	$3.30	$1.51
Second Quarter	$3.20	$1.96	$2.38	$1.55
Third Quarter	$5.60	$2.96	$1.85	$1.55
Fourth Quarter	$4.59	$2.90	$1.79	$1.40

_______________________________
*High and low bid price information as furnished by The NASDAQ Stock Market Inc.

On December 2, 2010, the closing bid quotation for our common stock was $3.70

Holders of common stock.

 As of December 2, 2010, there were approximately 128 holders of record of our common stock, excluding approximately 9,164 beneficial holders of common stock whose shares are held in street name.

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

Recent sales of unregistered securities

During Fiscal 2010, we did not sell any shares of common stock, or securities exercisable for or exchangeable into common stock, or any other securities that were not registered under the Securities Act of 1933.

Securities authorized for issuance under equity compensation plans.

For information relating to this topic, see Part III, Item 11 of this Annual Report. “Executive Compensation—Securities Authorized for Issuance under Equity Compensation Plans”, which is incorporated in this Annual Report on Form 10-K by reference to our 2010 Proxy Statement.

Forward Industries, Inc.

Purchase of Equity Securities

No repurchase of any shares of our common stock or other equity security was made by or on behalf of the Company during the fourth quarter of Fiscal 2010.

In September 2002 and January 2004, our Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of our common stock. Under those authorizations, as of September 30, 2010, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million, leaving a balance of 313,597 shares (approximately 3.9% of the shares outstanding at September 30, 2010) under those authorizations, but none during Fiscal 2010 or Fiscal 2009.  Separately from the foregoing authorizations, in Fiscal 2010 in connection with exercises of stock options to purchase 50,000 shares in the aggregate of common stock by two non-employee directors and an officer, such persons received, net, an aggregate of 24,030 shares in transactions valuing such shares at market on the respective dates of exercise in lieu of payment of the exercise price of such options.  Under applicable authority, such transactions are not deemed to constitute purchases by us of our common stock.

ITEM 6.            SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto and other financial information appearing in Item 8 of this Annual Report on Form 10-K.  This discussion and analysis compares our consolidated results of operations for the fiscal year ended September 30, 2010 ("Fiscal 2010"), with those for the fiscal year ended September 30, 2009 ("Fiscal 2009"), and is based on or derived from the audited Consolidated Financial Statements included in Item 8 in this Annual Report. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

The following management’s discussion and analysis includes “forward-looking statements” (as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995).  These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business.  Such forward looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward looking statements contained in this Annual Report are based upon assumptions and assessments that we believe to be reasonable as of the date of this Annual Report.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those we assumed and assessed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of this Annual Report on Form 10-K, could cause our future operating results to differ materially from those set forth in any forward looking statement.  Such factors include, among others, the following: our ability to maintain constructive commercial relationships with our key customers, including during periods of economic downturns generally or downturns/volatility in their specific businesses; the impacts on our financial condition, results of operations, and business prospects arising from making an acquisition or failing to make an acquisition; our success in winning new business from our customers and against competing vendors; whether replacement programs that we win will be more or less successful or profitable than those that are replaced; levels of demand and pricing generally for blood glucose monitoring devices sold by our customers for which we supply carry solutions; management’s ability to successfully execute its business plan and strategy; variability in order flow from our OEM customers; OEM customers’ decisions to reduce or eliminate their practice of including carry case accessories in-box; the loss of key sales employees upon whom relationships with key OEM customers depend; general economic and business conditions, nationally and internationally in the countries in which we do business; the continuation of a global economic recession; the failure of one or more of our suppliers; failures in our ability to maintain adequate quality control in our products; demographic changes; changes in technology, including developments in the treatment or control of diabetes that adversely affect the incidence of use and replacement rates of handheld blood glucose monitors by diabetics; increased competition in the business of distribution of carry solutions for handheld electronic devices generally or increased competition to include carry solutions with products manufactured by our OEM customers in particular; changes affecting the business or business prospects of one or more of our principal OEM customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this Annual Report and our other reports filed with the Commission.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward looking statement.

Forward Industries, Inc.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.  See Part I, Item IA, Risk Factors in this Annual Report.

Business Overview

Trends and Economic Environment

  Our new management team remains committed to growing our OEM business. However, we also intend to pursue a more marketing- and product development-driven business model to expand our product offerings through retail distribution channels, marking a significant evolution in our strategy in the consumer electronics and technology accessories segment. In executing this strategy, we are likely to incur significantly increased selling, general, and administrative expense, as we devote increased resources to develop and/or acquire new product offerings, diversified sales channels, and an improved capability to sell and distribute under this model.  The realization of the benefits of these initiatives will be determined by the speed in which we can bring new products to market and by the success and acceptance of these products in the marketplace. We continue to believe that meaningful improvement to our results of operations will be driven by revenue growth.

With regard to the growth of our OEM business, recent gains in sales orders from certain of our major diabetic product customers have been encouraging, but the magnitude is modest, and we believe that the sustainability of improvement in revenues from these customers is uncertain. Furthermore, we continue to operate in a very challenging business environment, where changes in revenue contribution from our major diabetic case customers, with whom we are highly concentrated, are somewhat volatile. We expect further progress in Fiscal 2011 in our efforts to expand our OEM customer and product base and reduce such concentration, and anticipate that we can build on the 10% growth in revenue contributed by “other products” in Fiscal 2010.

Previously, we have disclosed our intention to expand and/or diversify our business by means of acquisition.  Management is committed to building our business in the electronics and technology accessories segment and has continued to evaluate acquisition opportunities.  If an acquisition of any business should be consummated, the Company would likely become obliged to commit some combination of cash, stock, and other resources to acquire and/or integrate such business and/or its personnel.  See “Risk Factors” in Item 1.A of this Annual Report

Variability of Revenues and Results of Operation

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

Forward Industries, Inc.

Critical Accounting Policies and Estimates

We have identified the accounting policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The discussion below is not intended to be comprehensive. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment of a particular transaction. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion of the applications of these and other accounting policies, refer to Item 8. “Financial Statements and Supplementary Data” in this Annual Report. Our preparation of our consolidated financial statements requires us to make estimates and assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with various customers. The Company performs periodic credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of customers are generally net thirty (30) days to net sixty (60) days; however, the Company extends to certain customers, particularly its largest customers, payment terms up to 90 days. The Company has not historically experienced significant losses in extending credit to customers.  At September 30, 2010 and 2009, the allowance for doubtful accounts was approximately $19,000 and $25,000, respectively.

Inventory Valuation

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2010 and 2009, the allowance for obsolete inventory was approximately $28,000 and $33,000, respectively.

Property, Plant and Equipment

Property, plant and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. The Company recorded approximately $54,000 and $76,000 of depreciation and amortization expense in Fiscal 2010 and Fiscal 2009, respectively. Depreciation and amortization for production related property, plant and equipment is included as a component of costs of goods sold in the accompanying consolidated statements of operations. Depreciation and amortization for selling and general and administrative related property, plant and equipment, is included as a component of operating expenses in the accompanying consolidated statements of operations.

Forward Industries, Inc.

Revenue Recognition

In accordance with generally accepted accounting principles in the U.S., we generally recognize revenue from product sales to customers when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.   See Note 8 to Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in the statement of operations. For the periods presented in the accompanying consolidated statements of operations no income tax related interest or penalties were assessed or recorded.

Results of Operations for Fiscal 2010 compared to Fiscal 2009

Net loss

We incurred a net loss of $1.7 million in Fiscal 2010 compared to net loss of $1.4 million in Fiscal 2009. The higher net loss is primarily the result of higher general and administrative expenses (including approximately $1.1 million attributable to developments leading up to and including the Settlement Agreement as more fully described below) and to a lesser extent lower “other income” (primarily interest income) in Fiscal 2010, offset in part by higher gross profit, lower selling expenses, and lower income tax expense in Fiscal 2010, as reflected in the table below:

(thousands of dollars)
	Fiscal 2010	Fiscal 2009	Increase (Decrease)
Net Sales........................................................................................................................	$18,997	$17,440	1,556

Gross Profit....................................................................................................................	4,232	3,582	650
Selling Expenses...........................................................................................................	(2,167)	(2,616)	(449)
General and Administrative Expenses.......................................................................	(3,636)	(2,316)	1,320
Other Income.................................................................................................................	10	256	(246)
Income Tax Expense.....................................................................................................	(124)	(300)	(176)
Net Loss*......................................................................................................................	($1,685)	($1,394)	291

* Table may not total due to rounding.

Basic and diluted loss per share data were ($0.21) for Fiscal 2010, compared to ($0.18) for Fiscal 2009. The increase in loss per share in Fiscal 2010 was due to the increase in net loss.

Net Sales

Net sales increased $1.6 million, or 9%, to $19.0 million in Fiscal 2010 from $17.4 million in Fiscal 2009 due to higher sales of diabetic products, which increased $1.1 million, or 8%, and higher sales of “Other Products”, which increased $0.5 million, or 10%. The tables below set forth net sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for Fiscal 2010 (millions of dollars)
	APAC	Americas	Europe	Total
Diabetic Products..................................................	$7.4	$3.0	$3.8	$14.1
Other Products.......................................................	0.9	3.2	0.8	4.9
Totals*...............................................................	$8.2	$6.2	$4.6	$19.0

Net Sales for Fiscal 2009 (millions of dollars)
	APAC	Americas	Europe	Total
Diabetic Products..................................................	$5.9	$3.5	$3.6	$13.0
Other Products.......................................................	0.8	3.5	0.1	4.4
Totals*...............................................................	$6.7	$7.0	$3.7	$17.4

* Tables may not total due to rounding.

Diabetic Product Sales

We design to the order of, and sell carrying cases for blood glucose diagnostic kits directly to, OEMs (or their contract manufacturers).  The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sell them through their retail distribution channels.

Sales of cases and related accessories for blood glucose monitoring kits increased $1.1 million, or 8%, to $14.1 million in Fiscal 2010 from $13.0 million in Fiscal 2009. This increase was due primarily to increased orders from two of our major diabetic customers, as presented in the table below, which sets forth our sales by diabetic customer for the periods indicated.

(millions of dollars)
	Fiscal 2010	Fiscal 2009	Increase (Decrease)
Diabetic Customer A..........................................................................	$7.4	$6.0	$1.4
Diabetic Customer B...........................................................................	3.6	3.6	--
Diabetic Customer C...........................................................................	2.8	1.8	1.0
Diabetic Customer D..........................................................................	--	1.3	(1.2)
All other Diabetic Customers............................................................	0.2	0.3	--
Totals*.........................................................................................	$14.1	$13.0	$1.1

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 74% of our total net sales in Fiscal 2010 compared to 75% of our total net sales in Fiscal 2009.

Other Product Sales

We design and sell carrying solutions to OEMs for a diverse array of other portable electronic and other products, including bar code scanners, GPS and location devices, cellular telephones, laptop computers, MP3 players, firearms, sporting and recreational products, and aeronautical products.

Sales of other products increased $0.5 million, or 10%, to $4.9 million in Fiscal 2010 from $4.4 million in Fiscal 2009. This improvement was due to a $1.6 million increase in sales to customers from whom we received first time sales orders in the fourth quarter of Fiscal 2009 or more recently, offset in large part by a $0.9 million decrease in sales of cell phone cases to Motorola in Fiscal 2010 compared to Fiscal 2009.   In the case of sales to newer customers, two of these contributed $0.6 million and $0.3 million, respectively in Fiscal 2010.

Forward Industries, Inc.

Sales of other products represented 26% of our net sales in Fiscal 2010 compared to 25% of net sales in Fiscal 2009.

Gross Profit

Gross profit increased $0.6 million, or 18%, to $4.2 million in Fiscal 2010 from $3.6 million in Fiscal 2009. This was primarily due to the $1.6 million increase in net sales in Fiscal 2010 and, to a lesser extent, a $0.1 million decrease in each of Hong Kong expense (which is included in cost of goods sold) and freight duties and customs. The lower Hong Kong expense in Fiscal 2010 primarily resulted from the absence of certain severance and recruitment expenses that we incurred in Fiscal 2009 in respect of staffing changes in connection with the relocation of the facility.  Freight duties and customs declined almost 22%, despite the higher sales base, due primarily to the absence in Fiscal 2010 of special air freight charges incurred in Fiscal 2009 to accommodate a diabetic customer’s requirements.  Lesser decreases in expenses for warehousing, rent, and postage also contributed to the decrease in Hong Kong expense in Fiscal 2010.

As a percentage of net sales, our gross profit was 22% in Fiscal 2010 compared to 21% in Fiscal 2009.

Selling Expenses

Selling expenses decreased $0.4 million, or 17%, to $2.2 million in Fiscal 2010 from $2.6 million in Fiscal 2009. The decrease was due primarily to reductions in selling personnel costs, related travel and entertainment expenses, and automobile allowance expense, totaling $0.4 million in Fiscal 2010 resulting from changes to our staffing and employee benefit plans made during Fiscal 2009. To a lesser extent, decreases in occupancy costs, office expenses, other selling expenses also contributed to the decline.

General and Administrative Expenses

General and administrative expenses increased $1.3 million, or 57%, to $3.6 million in Fiscal 2010 from $2.3 million in Fiscal 2009. Of the $1.3 million increase in general and administrative expense, approximately $1.1 million, in the aggregate, was attributable to developments leading up to and including the Settlement Agreement entered into in August 2010, which included: $0.5 million of severance expense incurred in connection with the termination of an executive’s employment agreement in August 2010; $0.2 million higher legal expenses primarily incurred in connection with the adoption of a shareholders’ rights plan in June 2010 and related issues; $140 thousand of expense incurred in connection with a settlement agreement entered into with a Schedule 13D shareholder in August 2010; $58 thousand higher director compensation and related expenses; and $50 thousand of bonus expense incurred in connection with an executive’s retention agreement entered into in August 2010. In addition, we incurred $0.2 million in professional fees in connection with assessment of acquisition opportunities prior to the settlement agreement. To a lesser extent, increases in travel and entertainment and office expenses in Fiscal 2010 also contributed to the increase. These increases were offset, in small part, by reductions in occupancy costs in Fiscal 2010. See Part I. Item 1. Business—Corporate History in this Annual Report and Note 10 of Notes to Financial Statements in Part II, Item 8, of this Annual Report.

Other Income (Expense)

Other income (expense), consisting primarily of interest income on cash balances and foreign currency transaction gains and losses, declined $0.2 million to $10 thousand of income in Fiscal 2010 from $0.3 million of income in Fiscal 2009. This resulted from a $0.2 million decline in interest income in Fiscal 2010, due primarily to lower average interest rates on slightly lower cash balances compared to Fiscal 2009. Exchange rate changes on foreign currency cash balances were not material.

Pre-tax Loss

Pre-tax loss increased $0.5 million, or 43% to $1.6 million in Fiscal 2010 from $1.1 million in Fiscal 2009 as a result of the changes as described above.

Forward Industries, Inc.

Income Tax Expense

We recorded income tax expense of $0.1 million in Fiscal 2010 primarily as a result our repatriation of $3.0 million (net of Swiss withholding tax) of foreign source income of our Swiss subsidiary, Forward Innovations, which had previously been considered to be permanently invested and for which no United States tax liability had been accrued as of September 30, 2009, and to a lesser extent, relating to permanent and temporary differences under our equity compensation plan. On an operating basis, without the repatriation of foreign source income, we would have recognized an income tax benefit of approximately $0.5 million in Fiscal 2010, before adjustment to our allowance against our deferred tax assets.

In Fiscal 2009, we recorded $0.3 million of income tax expense primarily due to the establishment of a full valuation allowance against our deferred tax assets in Fiscal 2009.

Refer to “Critical Accounting Policies and Estimates—Deferred Income Taxes”), above and “Note 8 - Income Taxes” in our Notes to our Audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Liquidity and Capital Resources

During Fiscal 2010, we used $1.7 million of cash in operations compared to generating $0.4 million from operations in Fiscal 2009. Net cash used in operating activities in Fiscal 2010 consisted of a net loss of $1.7 million, reduced by $0.4 million for non-cash items, and increased by net changes in working capital items of $0.4 million. As to working capital items, uses of cash in operating activities in respect of increases in accounts receivable, inventories, and prepaid and other current assets were $1.4 million, $0.4 million, and $12 thousand, respectively. These changes were offset, in part, by increases in accounts payable and accrued expenses and other current liabilities of $0.6 million and $0.8 million, respectively, and a decrease in other assets of $14 thousand, which provided cash to operating activities. The increase in accounts receivable is attributable to the higher sales levels in Fiscal 2010, particularly the fourth fiscal quarter, compared to Fiscal 2009 and the timing in which these accounts receivable were originated. The increase in inventories is in support of either firm purchase orders or forecasted demand data received from our customers. The increase in accounts payable is a result of the higher purchase volume in support of the higher sales levels and the timing in which these purchases were originated. The increase in accrued expenses and other current liabilities is primarily due to: (i) $230 thousand in severance payable to a former officer of the Company; (ii) $140 thousand in accrued shareholder settlement costs (refer to Note 10 of Notes to Financial Statements); (iii) $95 thousand in wages and benefits that did not clear the bank at September 30, 2010; (iv) $95 thousand increase in sales commission and bonuses; (v) $91,000 of United States federal income taxes payable in respect of Fiscal 2010 results of operations; and (vi) $50 thousand in retention bonus payable to an officer of the Company.

During Fiscal 2009, we generated $0.4 million of cash in operations consisting of a net loss of $1.4 million, reduced by $0.7 million for non-cash items, and net changes in working capital items of $1.1 million. Working capital items included decreases in accounts receivable, inventory, and prepaid and other current assets of $0.4 million, $0.7 million, and $0.4 million, respectively, which provided cash to operating activities, as well as decreases in accounts payable, and accrued expenses and other liabilities of $0.4 million and $56 thousand, respectively, which effected cash used in operating activities.

Investing activities used $9 thousand in Fiscal 2010 for purchases of computer equipment. In Fiscal 2009, $0.1 million was used in investing activities for purchases of property, plant and equipment, primarily leasehold improvements and furniture and fixtures for our new Hong Kong office.

In Fiscal 2010, financing activities generated $67 thousand in proceeds from the exercise of stock options. In Fiscal 2009, financing activities generated $14 thousand from the disgorgement of short-swing profits to us by a former 10% shareholder in accordance with applicable rules and regulations under the Exchange Act. We accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds, net of tax, as an increase in additional paid-in capital in our consolidated balance sheets.

Forward Industries, Inc.

At September 30, 2010, our current ratio (current assets divided by current liabilities) was 7.3; our quick ratio (current assets less inventories divided by current liabilities) was 7.0; and our working capital (current assets less current liabilities) was $21 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash on hand. The primary demands on our working capital are: operating losses and accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders with us and we order from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.  Management has stated that it wishes to increase the Company’s existing OEM business and expand into new product offerings. If management deems it appropriate, such expansion may occur by means of acquisition or other business combination.  If any such transaction were to be consummated, we anticipate that it would involve the payment of cash and/or the issuance of securities, either or both of which might be significant in amount.  We anticipate that our liquidity and financial resources for the ensuing fiscal year will be adequate to manage our financial requirements.

At September 30, 2010, Forward Innovations is contingently liable to a Swiss bank under a letter of guarantee with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $102,000 as of September 30, 2010) paid by such bank to Forward Innovations' freight forwarder and customs agent with respect to any value added tax liability arising that the logistics provider is required to pay to Dutch tax authorities on Forward Innovations’ behalf.  The term of the bank letter of guarantee expires February 28, 2011, but will be renewed automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior the renewal date. It is the intent of Forward Innovations and the logistics provider that the bank letter of guarantee amount be adjusted annually, dependent upon the level of sales, if any, of Forward Innovations in The Netherlands. In consideration of the issuance of the bank letter of guarantee, Forward Innovations has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to the subsidiary’s account with, the Swiss bank (approximately $0.5 million at September 30, 2010). As of September 30, 2010, Forward Innovations had not incurred a liability in connection with this guarantee. Refer to Note 10- “Commitments and Contingencies – Guarantee Obligation” in our Notes to our Audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

In September 2002 and January 2004, our Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of our outstanding common stock. Under those authorizations, as of September 30, 2010, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million but none during Fiscal 2010 or Fiscal 2009.

Contractual Obligations and Commercial Commitments

The Company has entered into various contractual obligations and commercial commitments that, under accounting principles generally accepted in the United States are not recorded as a liability.   The following is a summary of such contractual cash obligations as of September 30, 2010:

Contractual Obligation or Commitment	Oct 10 – Sep 11	Oct 11- Sep 13	Oct 14 – Sept 15	Thereafter
Employment Agreements	$175,000	$44,000	$--	$--
Severance Agreement	219,000
Retention Agreement	125,000
Operating Leases	159,000	--	--
Totals	$678,000	$44,000	$--	$--

The Company has not guaranteed the debt of any unconsolidated entity and does not engage in derivative transactions or maintain any off-balance sheet special purpose entities. See Note 5 to the Audited Consolidated Financial Statements set forth at Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENATARY DATA

The consolidated financial statements and notes thereto included in this Annual Report may be found at pages 28 to 45 of this Annual Report on Form 10-K.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report (the fourth quarter of the fiscal year ended September 30, 2010, in the case of this Annual Report on Form 10-K). Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report (the fourth quarter of the fiscal year ended September, 30, 2010, in the case of this Annual Report on Form 10-K), to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Our Principal Executive Officer and our Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on this assessment, our Principal Executive Officer and our Principal Financial Officer believe that, as of September 30, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless the registrant specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Changes in internal control

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the last fiscal quarter of the fiscal year ended September 30, 2010.  Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the last fiscal quarter of the fiscal year ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors and executive officers is incorporated to this Annual Report on Form 10-K by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders anticipated to be held in March 2011 (the “2010 Proxy Statement”) under the headings “Election of Directors”, “Structure and Practices of the Board of Directors”, and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;—Section 16(a) Beneficial Ownership Reporting Compliance”.  Information regarding executive officers is also incorporated to this Annual Report on Form 10-K by reference to the 2010 Proxy Statement under the caption “Executive Officers.” The information required by this item relating to Corporate Governance, including Code of Ethics, is incorporated to this Annual Report on Form 10-K by reference to the 2010 Proxy Statement under the heading “Structure and Practices of the Board of Directors.”

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2010 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Certain Relationships, Director Independence, and Related Transactions” and “Structure and Practices of the Board of Directors;—Board of Directors and Director Independence.”

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

b.	Exhibits

	3.	Articles of Incorporation and By-Laws

		3(i)	Amended and Restated Certificate of Incorporation (amendment as filed by the New York Department of State on February 12, 2010)

		3(ii)	Third Amended and Restated By-Laws of Forward Industries, Inc., as of August 10, 2010

	4.	Instruments Defining the Rights of Security Holders

		4.1	Shareholder Protection Rights Agreement, dated as of June 9, 2010, by and between Forward Industries, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on June 15, 2010)

4.2

Amendment, dated as of August 10, 2010, to Shareholder Protection Rights Agreement, dated as of June 9, 2010, by and between Forward Industries, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010), which amendment terminated the Right Agreement

10.	Material Contracts

	10.1	1996 Stock Incentive Plan of Forward Industries, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 of the Company, as filed on April 25, 2003).

10.2

Forward Industries, Inc. 2007 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, Reg. File No. 333-165075, as filed with the Commission on February 25, 2010).

10.3

Settlement Agreement, dated as of August 10, 2010, by and among Forward Industries, Inc., LaGrange Capital Partners, L.P., and certain Affiliates of LaGrange Capital Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010)

10.4

Severance and Release Agreement, dated as of August 10, 2010,  by and between Douglas W. Sabra and Forward Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010)

10.5

Employment Agreement, dated as of August 10, 2010, between Forward Industries, Inc. and James O. McKenna, (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010)

10.6

Retention Agreement, dated as of August 10, 2010, between Forward Industries, Inc. and James O. McKenna, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010)

21.	Subsidiaries of the Registrant

	21.1	List of Subsidiaries of Forward Industries, Inc.

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Consent of Kaufman, Rossin & Co., P.A. relating to 1996 Stock Incentive Plan

	23.1	Consent of Kaufman, Rossin & Co., P.A. relating to 2007 Equity Compensation Plan

31.	Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1	Certification of Brett M. Johnson

	31.2	Certification of James O. McKenna

32.	Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

	32.1	Certifications of Brett M. Johnson and James O. McKenna (furnished herewith)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. (the Company) as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. at September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida

December 8, 201028

FORWARD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2010 AND 2009

	September 30,	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents.......................................................................................	$18,471,520	$20,103,502
Accounts receivable, net .........................................................................................	4,621,181	3,259,462
Inventories, net..........................................................................................................	1,036,386	666,485
Prepaid expenses and other current assets............................................................	240,651	228,938
Total current assets......................................................................................	24,369,738	24,258,387

Property, plant, and equipment, net............................................................................	115,205	162,468
Other assets....................................................................................................................	46,032	59,532
Total assets.....................................................................................................................	$24,530,975	$24,480,387

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable.......................................................................................................	$2,439,273	$1,824,091
Accrued expenses and other current liabilities......................................................	885,332	133,857
Total current liabilities................................................................................	3,324,605	1,957,948

Commitments and contingencies...............................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued............................................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,761,629 and 8,643,598 shares issued, respectively (including 706,410 held in treasury at both dates) ....................................................................	87,616	86,436
Capital in excess of par value...............................................................................	16,469,142	16,101,568
Treasury stock, 706,410 shares at cost, respectively ......................................	(1,260,057)	(1,260,057)
Retained earnings..................................................................................................	5,909,669	7,594,492
Total shareholders' equity...........................................................................................	21,206,370	22,522,439
Total liabilities and shareholders’ equity.................................................................	$24,530,975	$24,480,387

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2010	2009
Net sales......................................................................................................	$18,996,827	$17,440,425
Cost of goods sold..........................................................................................................................	14,764,840	13,858,122
Gross profit.....................................................................................................................................	4,231,987	3,582,303

Operating expenses:
Selling.......................................................................................................................................	2,166,542	2,615,685
General and administrative....................................................................................................	3,636,309	2,316,072
Total operating expenses..............................................................................................	5,802,851	4,931,757

Loss from operations....................................................................................................................	(1,570,864)	(1,349,454)

Other income (expense):
Interest income........................................................................................................................	42,941	284,475
Other (expense), net................................................................................................................	(32,868)	(28,647)
Total other income.........................................................................................................	10,073	255,828

Loss before income tax expense..................................................................................................	(1,560,791)	(1,093,626)
Income tax expense........................................................................................................................	124,032	300,499
Net loss ...........................................................................................................................................	($1,684,823)	($1,394,125)

Net loss per common and common equivalent share
Basic.................................................................................................................................	($0.21)	($0.18)
Diluted..............................................................................................................................	($0.21)	($0.18)

Weighted average number of common and common equivalent shares outstanding
Basic.................................................................................................................................	7,983,257	7,926,277
Diluted..............................................................................................................................	7,983,257	7,926,277

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2010 AND 2009

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount
Balance at September 30, 2008	$23,708,259	8,621,932	$86,219	$15,893,480	$8,988,617	706,410	($1,260,057)
Share-based compensation	194,357	21,666	217	194,140	--	--	--
Disgorgement of short-swing profits	13,948	--	--	13,948	--
Net loss	(1,394,125)	--	--	--	(1,394,125)	--	--
Balance at September 30, 2009	22,522,439	8,643,598	86,436	16,101,568	7,594,492	706,410	(1,260,057)
Common stock issued upon exercise of stock options	67,000	59,030	590	66,410	--	--	--
Share-based compensation	301,754	59,001	590	301,164	--	--	--
Net loss	(1,684,823)	--	--	--	(1,684,823)	--	--
Balance at September 30, 2010	$21,206,370	8,761,629	$87,616	$16,469,142	$5,909,669	706,410	($1,260,057)

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2010	2009
Operating activities:
Net loss..................................................................................................	($1,684,823)	($1,394,125)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation................................................................	268,718	194,357
Depreciation and amortization.............................................................	53,602	75,585
Provision for obsolete inventory............................................................	29,796	(39,817)
Bad debt expense..............................................................................	8,875	23,401
Loss on disposal of property, plant, and equipment...............................	2,227	11,759
Deferred income taxes.......................................................................	--	409,130
Changes in operating assets and liabilities:
Accounts receivable....................................................................................................	(1,370,594)	376,690
Inventories.....................................................................................................................	(399,697)	737,194
Prepaid expenses and other current assets..............................................................	(11,713)	357,694,
Other assets...................................................................................................................	13,500	38,727
Accounts payable........................................................................................................	615,182	(382,539)
Accrued expenses and other current liabilities........................................................	784,511	(55,970)
Net cash (used in) provided by operating activities..............................................................	(1,690,416)	352,086

Investing activities:
Purchases of property, plant, and equipment....................................................................	(8,566)	(124,958)
Net cash used in investing activities......................................................................................	(8,566)	(124,958)

Financing activities:
Proceeds from disgorgement of short-swing profits........................................................	--	13,948
Proceeds from exercise of stock options............................................................................	67,000	--
Net cash provided by financing activities..............................................................................	67,000	13,948

Net (decrease) increase in cash and cash equivalents........................................................	(1,631,982)	241,076

Cash and cash equivalents at beginning of period...............................................................	20,103,502	19,862,426

Cash and cash equivalents at end of period...........................................................................	$18,471,520	$20,103,502

Supplemental Disclosures of Cash Flow Information:
Cash paid during the fiscal year for:
Income Taxes...............................................................................................................	$--	$26,283

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1             OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961. The Company designs, markets, and distributes carry and protective solutions primarily for hand held electronic devices, including soft-sided carrying cases, bags, clips, hand straps, protective plates and skins, and other accessories for medical monitoring and diagnostic kits, bar code scanners, GPS and location devices, and cellular telephones. It also designs, markets, and distributes carry and protective solutions for other consumer products such as laptop computers, MP3 players, firearms, sporting, recreational, and aeronautical products.  The Company’s principal customer market is original equipment manufacturers, or “OEMs”, of these products that either package our products as accessories “in box” together with their product offerings (or the contract manufacturing firms of these OEM customers) or sell them through their retail distribution channels. Sales to OEM customers are made in Europe, the APAC Region, and the Americas.

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

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with various customers. The Company performs periodic credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of customers are generally net thirty (30) days to net sixty (60) days; however, the Company extends to certain customers, particularly its largest, payment terms up to 90 days. The Company has not historically experienced significant losses in extending credit to customers.  At September 30, 2010 and 2009, the allowance for doubtful accounts was approximately $19,000 and $25,000, respectively.

NOTE 2             ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2010 and 2009, the allowances for obsolete inventory were approximately $28,000 and $33,000, respectively.

Property, Plant and Equipment

Property, plant and equipment consist of furniture, fixtures and equipment, and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the fiscal years ended September 30, 2010 and 2009, the Company recorded approximately $54,000 and $76,000 of depreciation and amortization expense, respectively. Depreciation and amortization for production related property, plant and equipment is included as a component of costs of goods sold in the accompanying consolidated statements of operations. Depreciation and amortization for selling and general and administrative related property, plant and equipment, is included as a component of operating expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.  See Note 8 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statement of operations. For fiscal years presented in the accompanying consolidated statements of operations no income tax related interest or penalties were assessed or recorded.

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

NOTE 2             ACCOUNTING POLICIES (CONTINUED)

Advertising Expenses

Advertising costs, consisting primarily of samples and product brochures, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of operations and amounted to approximately $111,000 and $102,000 for the years ended September 30, 2010 and 2009, respectively.

Foreign Currency Transactions

The functional currency of the Company and its wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations. The net loss from foreign currency transactions and translations was approximately $33,000 and $23,000 for the fiscal years ended September 30, 2010 and 2009, respectively.

Comprehensive Loss

For the fiscal years ended September 30, 2010 and 2009, the Company did not have any components of comprehensive loss other than net loss.

NOTE 3             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and related accumulated depreciation and amortization are summarized in the table below:

	For the Fiscal Years Ended September 30,
	2010	2009
Furniture, fixtures and equipment.......................................................................	$772,511	$772,911
Leasehold improvements......................................................................................	159,948	159,948
Property, plant and equipment, cost.............................................................	932,459	932,859
Less accumulated depreciation and amortization.............................................	(817,254)	(770,391)
Property, plant and equipment, net...............................................................	$115,205	$162,468

NOTE 4             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	For the Fiscal Years Ended September 30,
	2010	2009
Accrued severance...............................................................................................	$229,167	$ --
Accrued sales commission and bonuses..........................................................	224,772	80,047
Accrued shareholder settlement costs..............................................................	142,043	--
Accrued wages and benefits...............................................................................	130,241	25,335
Accrued taxes........................................................................................................	90,997	--
Accrued other........................................................................................................	68,112	28,475
Accrued expenses and other current liabilities........................................	$885,332	$133,857

NOTE 5             DEBT

In 2003, Forward’s wholly-owned Swiss subsidiary, Forward Innovations GmbH (Forward Innovations), established a credit facility with a Swiss bank that provided for an uncommitted line of credit in the maximum amount of $400,000.  The facility was established primarily to provide for a letter of credit in favor of the Company’s freight forwarder in The Netherlands to satisfy the Company’s obligations under the parties’ representation agreement.  In connection with this facility, Forward Innovations agreed to certain customary financial covenants, with which Forward Innovations has been in compliance with all material respects.  Such covenants did not include any financial ratios or other financial tests. As of December 31, 2009, the credit facility expired in accordance with its terms.  See Note 10 to these Notes to Consolidated Financial Statements.

NOTE 6             SHAREHOLDERS’ EQUITY

Anti-takeover Provisions

On June 9, 2010 the Company adopted a temporary Shareholder Protection Rights Plan (the “Rights Plan”) and declared a distribution of one right on each outstanding share of common stock of the Company to shareholders of record at the close of business on June 21, 2010. Upon a triggering event, as defined in the Rights Plan, each right would have entitled its holder to purchase, for the exercise price, the number of shares of the Company’s common stock having a market value of twice the exercise price of each Right. On August 10, 2010, pursuant to the terms of the Settlement Agreement (refer to Note 10: Commitments and Contingencies) the Rights Plan was amended by the Company’s Board of Directors such that the Rights Plan expired on such date, effectively canceling the rights issuable under the Rights Plan.

The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board of Directors has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights.

Stock Repurchase

In September 2002 and January 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of September 30, 2010, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during Fiscal 2010 or Fiscal 2009.

NOTE 7             STOCK BASED COMPENSATION

In May 2007 at the annual shareholders meeting, shareholders of the Company approved the 2007 Equity Incentive Plan (as amended, as described in the next sentence, the 2007 Plan), which authorized the issuance of up to 400,000 shares of common stock to officers, employees, and non-employee directors of the Company in connection with awards of restricted common stock and stock options to such persons.    At the February 2010 annual shareholders meeting, shareholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of common stock authorized for grants by an additional 400,000 shares.  As of September 30, 2010, the total shares of common stock available for grants of awards of restricted stock and options to purchase common stock under the 2007 Plan was 375,500. The price at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock at the date of grant. The Company’s Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and restricted stock grants generally vest in equal proportions over three years.

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

Under the 1996 Plan 30,000 fully vested common stock options remain outstanding and unexercised, all at exercise prices higher than the fair market value of the stock at September 30, 2010.

Stock Option Awards

Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors has approved awards of stock option to purchase an aggregate of 272,500 shares of common stock to the Company’s current and certain former non-employee directors and to certain Company officers, of which awards covering 117,500 shares were granted during the fiscal year ended September 30, 2010. Awards to current non-employee directors and officers are subject to a continued service condition and vest on the first anniversary of the date the awards were granted in the case of the Company’s current non-employee directors, and vest in equal amounts over three years commencing on the first anniversary of the grant in the case of one current Company officer. The exercise prices of the awards granted was, in each case equal, to the market value of the Company’s common stock on the various grant dates.

On August 10, 2010, pursuant to the Settlement Agreement (refer to Note 10: Commitments and Contingencies), and in connection with the resignations from the Board of Directors of two non-employee directors, the Compensation Committee; (i) accelerated the vesting date in respect of options held by each such director to purchase 15,000 shares of Common Stock (30,000 in the aggregate) at a price of $2.43 per share, originally scheduled to vest on February 10, 2011, to August 10, 2010; and (ii) waived the provision under the 2007 Plan that otherwise would have resulted in the expiration of all their outstanding stock options 90 days after termination of service. These options may be exercised at any time prior to their expiration.

On August 10, 2010, pursuant to the Settlement Agreement (refer to Note 10: Commitments and Contingencies), and in connection with a former officer’s Severance and Release Agreement (refer also to Note 10), the Compensation Committee of the Board of Directors: (i) accelerated the vesting date in respect of options to purchase 10,000 shares of Common Stock of the Company at $2.02 per share, previously granted to the officer under the 2007 Plan,  to August 10, 2010; and (ii) waived the provision under the 2007 Plan that otherwise would have resulted in the expiration of all his outstanding stock options 90 days after termination of service. Thus, these options may be exercised at any time prior to their expiration.

The Company recognized approximately $141,000 and $81,000 of compensation cost for stock option awards in its consolidated statements of operations for the fiscal years ended September 30, 2010 and 2009, respectively.

NOTE 7             STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The following table summarizes stock option activity under the 2007 Plan, as amended, and the 1996 Plan during the fiscal year ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	155,000	$3.52	8.3
Granted...........................................................	117,500	$2.72	9.5
Exercised.........................................................	(85,000)	$2.09	7.9
Forfeited..........................................................	--
Expired............................................................	--
Outstanding at September 30, 2010	187,500	$3.66	8.3	$182,000

Options vested and exercisable at September 30, 2010..........................................................	110,000	$4.19	7.5	$117,000

                The table below provides additional information regarding stock option awards that were outstanding and exercisable at September 30, 2010.

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding at September 30, 2010	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$1.80 to $2.85	80,000	8.3	$2.27
$6.02	20,000	5.6	$6.02
$15.91	10,000	4.6	$15.91
	110,000

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Fiscal Years Ended September 30,
	2010	2009
Expected term (in years)....................................................................	5.0	5.0
Risk-free interest rate........................................................................	1.41% to 2.33%	1.65%
Expected volatility.............................................................................	71% to 78%	79.8%
Expected dividend yield....................................................................	0%	0%

NOTE 7             STOCK BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The expected term represents the period over which the stock option awards are expected to be outstanding. The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The volatility factor used in the Company’s assumptions is based on the historical price of its common stock over the most recent period commensurate with the expected term of the award. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. Accordingly, the Company used a dividend yield of zero in its assumptions. The Company estimates the expected term, volatility and forfeitures of share-based awards based upon historical data.

Restricted Stock Awards

Under the 2007 Plan in the fiscal year ended September 30, 2010, the Compensation Committee of the Company’s Board of Directors approved and granted awards of 183,500 shares of restricted stock, in the aggregate, to certain present and former executive officers and key employees.  Of these awards 1,500 shares of restricted stock have been forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. Vesting of the restricted stock is generally subject to a continued service condition with one-third of the awards vesting each year on the anniversary date the awards were granted typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the market value of the Company’s common stock on the grant date. During the fiscal years ended September 30, 2010 and 2009, the Company recognized approximately $128,000 and $113,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards.

On August 10, 2010, pursuant to the Settlement Agreement (refer to Note 10: Commitments and Contingencies) in connection with a former officer’s Severance and Release Agreement (refer Note 10), the Compensation Committee of the Board of Directors accelerated the vesting of, and eliminated all restrictions on, 26,666 shares of restricted Common Stock of the Company previously granted to such officer under the 2007 Plan.

The following table summarizes restricted stock activity under the 2007 Plan during the fiscal year ended September 30, 2010.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2009.......................................................	84,832	$2.16
Changes during the period:
Shares granted................................................................................................	53,500	$2.02
Shares vested..................................................................................................	(59,000)	$2.16
Non-vested balance at September 30, 2010.......................................................	79,332	$2.07

As of September 30, 2010, there was approximately $48,000 of total unrecognized compensation cost related to 79,332 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) period.

Warrants

As of September 30, 2010, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of September 30, 2010, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 8             INCOME TAXES

The Company’s provision for income taxes consists of the following United States and foreign components:

	For the Fiscal Years Ended September 30,
	2010	2009
U.S. Federal and State
Current.......................................................................................................................	$124,032	($95,069)
Deferred.....................................................................................................................	210,910	(164,796)

Foreign:
Current......................................................................................................................	--	--
Deferred....................................................................................................................	(13,431)	(37,856)

Change in valuation allowance..................................................................................	(197,479)	598,220
Provision for income taxes.........................................................................................	$124,032	$300,499

The Company’s effective tax rate does not approximate the statutory United States federal income tax rate primarily due to the establishment of the valuation allowance and tax rate differentials in respect of United States state and foreign taxes.

The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carry forwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	As of September 30,
	2010	2009
Deferred tax assets:
Net operating losses..............................................................................................	$191,592	$450,742
AMT tax credit........................................................................................................	99,757	99,757
Share-based compensation...................................................................................	115,010	56,849
Excess tax over book basis in inventory.............................................................	48,056	37,655
Allowance for doubtful accounts........................................................................	6,872	8,986
	461,287	653,989
Deferred tax liabilities:
Prepaid insurance...................................................................................................	(56,239)	(47,133)
Depreciation............................................................................................................	(4,307)	(8,636)
	(60,546)	(55,769)

Valuation allowance.....................................................................................................	(400,741)	(598,220)
Net deferred tax assets	$--	$--

                As of September 30, 2010 and 2009, the Company has no unrecognized tax benefits related to federal and state income tax matters. As of September 30, 2010 and 2009, the Company has not accrued for interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the statement of operations. For the periods presented in the accompanying statements of operations no income tax related interest or penalties were assessed or recorded. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and certain state income taxing authorities for all years due to the net operating loss carryovers from those years.

NOTE 8             INCOME TAXES (continued)

During the fiscal year ended September 30, 2010, the Company elected to effect the repatriation of $3,000,000 (net of withholding tax of approximately $158,000 imposed by the Swiss government) of foreign source income of its Swiss subsidiary, Forward Innovations, which had previously been considered to be permanently invested and for which no United States tax liability had previously been accrued. The Company was able to partially offset the taxability of this repatriation by utilizing its net operating loss carryforwards, as well as the current year operating loss such that the net impact was a tax liability of $124,000.  In addition, the Company’s deferred tax assets were reduced by $211,000, predominantly by the use of these net operating losses; however, the Company also reduced the valuation allowance by an equivalent amount.

At September 30, 2010, the Company had available net operating loss carryforwards for state income tax purposes of approximately $1,306,000 expiring through 2029 and resulting in a deferred tax asset of approximately $73,000. In addition, at September 30, 2010, the Company had available net operating loss carryforwards for foreign income tax purposes of approximately $1,353,000 resulting in a deferred tax asset of approximately $119,000.  At September 30, 2010 and September 30, 2009, the Company had total deferred tax assets remaining after the repatriation of approximately $401,000 and $598,000, respectively, before reserve for valuation allowances. As of September 30, 2010, the undistributed earnings of the Company’s Swiss subsidiary of $629,000 remaining after the repatriation are considered to be permanently invested; therefore, in accordance with generally accepted accounting principles in the U.S., no provision for U.S. Federal and state income taxes on those earnings has been provided.

As of September 30, 2010, as part of its periodic evaluation of the need to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets. Accordingly, Company has determined to maintain a full valuation allowance against its deferred tax assets; accordingly, as of September 30, 2010 and September 30, 2009, the valuation allowances were approximately $401,000 and $598,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Provision for income taxes” line item of the Company’s consolidated statements of operations.

The significant elements contributing to the difference between the United States federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Fiscal Years Ended September 30,
	2010	2009
Statutory U.S. federal income tax rate.........................................................................	34.0%	34.0%
State taxes, net of federal benefit...........................................................................	1.7%	1.9%
Permanent differences.............................................................................................	(53.4%)	(1.2%)
Foreign tax rate differential.....................................................................................	(3.0%)	(10.7%)
Valuation allowance.................................................................................................	(1.8%)	(54.7%)
Other..........................................................................................................................	14.6%	3.1%
Effective tax rate	(7.9%)	(27.5%)

NOTE 9             LOSS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each such period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options, stock rights and warrants, computed using the treasury stock method. Loss per share data for the fiscal years ended September 30, 2010 and 2009, excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

In accordance with generally accepted accounting principles in the U.S., 79,332 and 84,832 shares of service-based common stock awards (“restricted stock”) were excluded from the weighted average shares outstanding calculation for the fiscal years ended September 30, 2010 and 2009, respectively.

NOTE 10           COMMITMENTS AND CONTINGENCIES

Settlement Agreement

On August 10, 2010, the Board of Directors approved, and the Company entered into, that certain Settlement Agreement, dated as of August 10, 2010 (the “Settlement Agreement”), by and between the Company and LaGrange Capital Partners, L.P. and certain affiliates of LaGrange Capital Partners, L.P. (collectively, the “LaGrange Group”), which resulted in certain changes to the composition of the Board and the Company’s management.

As contemplated by the terms of the Settlement Agreement, on August 10, 2010, two non-employee directors resigned from the Board, and the Company’s President (Chief Executive Officer) and Acting Chairman of the Board resigned from those positions.  Thereafter, as also contemplated by the terms of the Settlement Agreement, the Board appointed three new non-employee directors to fill the resulting vacancies in the Board and appointed a new Chairman.  Pursuant to the Settlement Agreement, the Company entered into the commitments and contingencies described below, as well as effected the acceleration of certain equity awards, as referred to in Note 7: Stock Based Compensation, above.

Severance and Release Agreement.

Pursuant to a Severance and Release Agreement, dated as of August 10, 2010, between the Company and Douglas W. Sabra, the Company’s former President and Acting Chairman, the Company agreed to pay Mr. Sabra $500,000, of which half was paid on August 10, 2010 and half is to be paid in 12 equal monthly installments that commenced on September 1, 2010.

Employment and Retention Agreements.

On August 10, 2010, the Company’s Board of Directors appointed Brett M. Johnson as the Company’s President and Chief Executive Officer, on an “at-will” basis an annual salary of $250,000, pending his negotiation of a long-term employment agreement with the Compensation Committee of the Company’s Board of Directors. Mr. Johnson is entitled to receive customary benefits including health, life and disability insurance, auto allowances and participation in the Company's 401(k) retirement plan.

Pursuant to an Employment Agreement, dated as of August 10, 2010, between the Company and James O. McKenna, the Company’s currently serving Chief Financial Officer, the Company agreed to employ Mr. McKenna’s its Chief Financial Officer and Treasurer at a salary of $175,000 per annum.  In connection with this agreement, the Employment Agreement, dated August 12, 2008 between Mr. McKenna and the Company was terminated.  Under the new agreement, Mr. McKenna will be eligible to earn bonus compensation based on achievement of targets set by the Board’s Compensation Committee in respect of each fiscal year during the term.  The term of the Employment Agreement expires on December 31, 2011, and either party may give notice of non-renewal not less than 90 days prior to that date.  If the Company gives such notice, which is considered a termination without cause, Mr. McKenna would be entitled to receive a payment from the Company equal to one year of his salary.  Mr. McKenna is also entitled to a payment equal to one year of his salary as severance in the event of his termination “without cause” in circumstances other than non-renewal and termination for “good reason” (as such terms are defined in the Employment Agreement).

Pursuant to a Retention Agreement, dated as of August 10, 2010, between the Company and Mr. McKenna, the Company agreed to make a retention payment of $175,000 to Mr. McKenna if he continues to perform his duties under his Employment Agreement (referred to above) in the capacities set forth therein until at least March 1, 2011.

Guarantee Obligation

In February 2010, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, which succeeds a substantially similar agreement (except as to the amount and term of the undertaking) between the parties that expired December 31, 2009, the subsidiary agreed to provide an undertaking (in the form of a bank letter of guarantee) to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on the subsidiary's behalf. As of February 1, 2010, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $102,000 as of September 30, 2010) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  The subsidiary would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement the subsidiary agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. The term of the bank letter of guarantee expires February 28, 2011, but will be renewed automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of the subsidiary and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, the subsidiary has granted the Swiss bank a security interest on all of the subsidiary’s assets on deposit with, held by, or credited to the subsidiary’s accounts with, the Swiss bank (approximately $532,000 at September 30, 2010). As of September 30, 2010, the Company had not incurred a liability in connection with this guarantee.

Lease Commitments

The Company rents certain of its facilities under leases expiring at various dates through May 2012. Total rent expense for the years ended September 30, 2010 and 2009, amounted to approximately $281,000 and $334,000, respectively.

Fiscal Year Ended September 30, 2010	Amount

2011.......................................................................................................................................................	$159,312
2012.......................................................................................................................................................	--
2013.......................................................................................................................................................	--
2014.......................................................................................................................................................	--
2015.......................................................................................................................................................	--
Thereafter.............................................................................................................................................	--
Total lease commitments..............................................................................................................	$159,312

NOTE 11           LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of September 30, 2010, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 12           401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible United States-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. In accordance with applicable Safe Harbor provisions, the Company has elected to match 100% on the first 6% of eligible contributions by its employees. The Company's matching contributions were approximately $57,000 and $46,000 for the years ended September 30, 2010 and 2009, respectively, and are reflected in the accompanying consolidated statements of operations.  The Company's contributions vest immediately.

NOTE 13           OPERATING SEGMENT INFORMATION

The Company operates in a single segment: the supply of carry and protective solutions for portable electronic devices. This carrying-solution segment includes the design, marketing, and distribution of products to its customers that include manufacturers of consumer hand held wireless telecommunications and medical monitoring devices. The Company’s carrying solution segment operates in geographic regions that include primarily the APAC, the Americas, and Europe. Geographic regions are determined based primarily on the location of the customer or its contract manufacturer.

Revenues from External Customers

The following table presents net sales by geographic region.

	(dollars in thousands)
	Year Ended September 30,
	2010	2009
Americas................................................................................................................	$6,191	$7,055
APAC.....................................................................................................................	8,219	6,656
Europe....................................................................................................................	4,587	3,729
Total net sales................................................................................................	$18,997	$17,440

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting entirely of property, plant and equipment, by geographic region are as follows:

	(dollars in thousands)
	Year Ended September 30,
	2010	2009
APAC.....................................................................................................................	$76	$109
Americas................................................................................................................	39	51
Europe....................................................................................................................	-	2
Total long-lived assets (net).........................................................................	$115	$162

Supplier Concentration

The Company procures substantially all of its supply of products from independent suppliers in China.  Primary suppliers are Chinese business entities located in China.  Depending on the product, the Company may require several different suppliers to furnish component parts or pieces.  The Company purchased approximately 88% of its products from four such suppliers in the fiscal year ended September 20, 2010, and 90% of its products from seven Chinese suppliers in the fiscal year ended September 30, 2009. One such supplier accounted for approximately 67% and 54% of the Company’s product purchases in the fiscal years ended September 30, 2010 and 2009, respectively.

NOTE 13           OPERATING SEGMENT INFORMATION (CONTINUED)

Major Customers

The following customers or their affiliates or contract manufacturers accounted for more than ten percent of the Company’s net sales, by geographic region.

	Fiscal Year Ended September 30, 2010
	Americas	Europe	APAC	Total Company
Diabetic Customer A.................................	3%	1%	88%	39%
Diabetic Customer B..................................	39%	24%	2%	19%
Diabetic Customer C..................................	3%	56%	--	15%
Other Customer A......................................	--	13%	--	3%

	Fiscal Year Ended September 30, 2009
	Americas	Europe	APAC	Total Company
Diabetic Customer A ................................	2%	1%	87%	35%
Diabetic Customer B .................................	37%	25%	1%	21%
Diabetic Customer C..................................	1%	47%		10%
Other Customer B......................................	6%	23%		7%
Other Customer C......................................	15%	1%	2%	7%

Three customers (including their affiliates or contract manufacturers) accounted for approximately 75% of the Company's accounts receivable at September 30, 2010. Two customers, including their affiliates or contract manufacturers, accounted for approximately 63% of the Company's accounts receivable at September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  December 8, 2010

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Brett M. Johnson
Brett M. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna
James O. McKenna
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 8, 2010	/s/Brett M. Johnson
Brett M. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

December 8, 2010	/s/James O. McKenna
James O. McKenna
Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

December 8, 2010	/s/John Chiste
John Chiste
Director

December 8, 2010	/s/Fred Hamilton
Fred Hamilton
Director

December 8, 2010	/s/ Frank Johnson
Frank LaGrange Johnson
Chairman of the Board

December 8, 2010	/s/Stephen Key
Stephen Key
Director

December 8, 2010	/s/Owen King
Owen P.J. King
Director

December 8, 2010	/s/Louis Lipschitz
Louis Lipschitz
Director

Exhibit Index

3.	Articles of Incorporation and By-Laws

	3(i)	Amended and Restated Certificate of Incorporation (amendment as filed by the New York Department of State on February 12, 2010)

	3(ii)	Third Amended and Restated By-Laws of Forward Industries, Inc., as of August 10, 2010

4.	Instruments Defining the Rights of Security Holders

4.1

Shareholder Protection Rights Agreement, dated as of June 9, 2010, by and between Forward Industries, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2010)

4.2

Amendment, dated as of August 10, 2010, to Shareholder Protection Rights Agreement, dated as of June 9, 2010, by and between Forward Industries, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010), which amendment terminated the Right Agreement

10.		Material Contracts

	10.1	1996 Stock Incentive Plan of Forward Industries, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 of the Company, as filed on April 25, 2003).

10.2

Forward Industries, Inc. 2007 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, Reg. File No. 333-165075, of the Company, as filed with the Commission on February 25, 2010).

10.3

Settlement Agreement, dated as of August 10, 2010, by and among Forward Industries, Inc., LaGrange Capital Partners, L.P., and certain Affiliates of LaGrange Capital Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010)

10.4

Severance and Release Agreement, dated as of August 10, 2010,  by and between Douglas W. Sabra and Forward Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010)

10.5

Employment Agreement, dated as of August 10, 2010, between Forward Industries, Inc. and James O. McKenna, (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010)

10.6

Retention Agreement, dated as of August 10, 2010, between Forward Industries, Inc. and James O. McKenna, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010)

21.		Subsidiaries of the Registrant

	21.1	List of Subsidiaries of Forward Industries, Inc.

23.		Consent of Independent Registered Public Accounting Firm

	23.1	Consent of Kaufman, Rossin & Co., P.A. relating to 1996 Stock Incentive Plan

	23.1	Consent of Kaufman, Rossin & Co., P.A. relating to 2007 Equity Compensation Plan, as amended

31.		Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1	Certification of Brett M. Johnson

	31.2	Certification of James O. McKenna

32.		Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

	32.1	Certifications of Brett M. Johnson and James O. McKenna (furnished herewith)