Form 10-Q
period 2010-12-31
FORWARD INDUSTRIES INC
filed 2011-02-09
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2010.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date January 28, 2011, was 8,085,886 shares.

Forward Industries, Inc.

INDEX

PART I.		FINANCIAL INFORMATION	Page No.

	Item 1.	Financial Statements
		- Consolidated Balance Sheets as of December 31, 2010 (unaudited)
		and September 30, 2010............................................................................................................	4

		- Consolidated Statements of Operations (unaudited) for the Three Months
		Ended December 31, 2010 and 2009.......................................................................................	5

		- Consolidated Statements of Cash Flows (unaudited) for the Three Months
		Ended December 31, 2010 and 2009.......................................................................................	6

		- Notes to Consolidated Financial Statements (unaudited)...............................................	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................................	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk...........................................	25
	Item 4.	Controls and Procedures............................................................................................................	25

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings.......................................................................................................................	26

	Item 1A.	Risk Factors.................................................................................................................................	26

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds............................................	27

	Item 3	Defaults Upon Senior Securities..............................................................................................	27

	Item 4.	Removed and Reserved................................................................................................................	27

	Item 5.	Other Information........................................................................................................................	27

	Item 6.	Exhibits..........................................................................................................................................	27

		Signatures.....................................................................................................................................	28

		Certifications................................................................................................................................	29

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
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“2011 Quarter” refers to the three months ended December 31, 2010;

“2010 Quarter” refers to the three months ended December 31, 2009;

“Fiscal 2011” refers to our fiscal year ending September 30, 2011;

“Fiscal 2010” refers to our fiscal year ended September 30, 2010;
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

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents...........................................................................................	$18,121,051	$18,471,520
Accounts receivable, net ..............................................................................................	4,650,380	4,621,181
Inventories, net...............................................................................................................	1,395,914	1,036,386
Prepaid expenses and other current assets................................................................	294,320	240,651
Total current assets..........................................................................................	24,461,665	24,369,738

Property and equipment, net.........................................................................................	116,842	115,205
Other assets.....................................................................................................................	46,032	46,032
Total Assets........................................................................................................................	$24,624,539	$24,530,975

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$2,772,204	$2,439,273
Accrued expenses and other current liabilities...........................................................	535,128	885,332
Total liabilities...................................................................................................	3,307,332	3,324,605

Commitments and contingencies....................................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued and outstanding.......................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,791,296 and 8,761,629 shares issued; and 8,084,886 and 8,055,219 shares outstanding, respectively........................	87,913	87,616
Capital in excess of par value........................................................................................	16,562,207	16,469,142
Retained earnings............................................................................................................	5,927,144	5,909,669
Treasury stock, 706,410 shares at cost........................................................................	(1,260,057)	(1,260,057)
Total shareholders’ equity...............................................................................................	21,317,207	21,206,370
Total liabilities and shareholders’ equity......................................................................	$24,624,539	$24,530,975

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2010	2009
Net sales..........................................................................................................................	$5,968,208	$4,126,772
Cost of goods sold..........................................................................................................	4,591,675	3,202,577
Gross profit.....................................................................................................................	1,376,533	924,195

Operating expenses:
Selling.......................................................................................................................	440,992	458,272
General and administrative....................................................................................	912,320	660,121
Total operating expenses..............................................................................	1,353,312	1,118,393

Income (loss) from operations.....................................................................................	23,221	(194,198)

Other (expense) income:
Interest income........................................................................................................	5,654	20,332
Other expense, net..................................................................................................	(11,400)	(13,120)
Total other (expense) income.......................................................................	(5,746)	7,212

Net income (loss) ..........................................................................................................	$17,475	($186,986)

Net income (loss) per common and common equivalent share
Basic.........................................................................................................................	$0.00	($0.02)
Diluted......................................................................................................................	$0.00	($0.02)

Weighted average number of common and common equivalent shares outstanding
Basic.........................................................................................................................	8,060,672	7,940,257
Diluted......................................................................................................................	8,132,408	7,940,257

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2010	2009
Operating activities:
Net income (loss)....................................................................................................................	$17,475	($186,986)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation...............................................................................................	93,362	49,963
Depreciation and amortization..........................................................................................	13,161	14,935
Provision for obsolete inventory.....................................................................................	(7,392)	17,437
Changes in operating assets and liabilities:
Accounts receivable..........................................................................................................	(29,199)	(287,890)
Inventories...........................................................................................................................	(352,136)	(362,706)
Prepaid expenses and other current assets....................................................................	(53,669)	56,429
Other assets.........................................................................................................................	--	13,500
Accounts payable..............................................................................................................	332,931	1,896
Accrued expenses and other current liabilities..............................................................	(350,204)	15,982
Net cash used in operating activities	(335,671)	(667,440)

Investing activities:
Purchases of property and equipment................................................................................	(14,798)	--
Net cash used in investing activities	(14,798)	--

Net decrease in cash and cash equivalents.......................................................................	(350,469)	(667,440)

Cash and cash equivalents at beginning of period...........................................................	18,471,520	20,103,502

Cash and cash equivalents at end of period.......................................................................	$18,121,051	$19,436,062

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Income Taxes.................................................................................................................	$15,000	$--

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961. The Company designs, markets, and distributes carry and protective solutions primarily for hand held electronic devices, including soft-sided carrying cases, bags, clips, hand straps, protective plates and skins, and other accessories for medical monitoring and diagnostic kits, bar code scanners, GPS and location devices, and cellular telephones. It also designs, markets, and distributes carry and protective solutions for other consumer products such as laptop computers, MP3 players, firearms, sporting, recreational, and aeronautical products.  The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), of these products that either package our products as accessories “in box” together with their product offerings or sell them through their retail distribution channels. OEM customers are located in Europe, the APAC Region, and the Americas.

In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim period presented herein, but are not necessarily indicative of the results of operations for the fiscal year ending September 30, 2011. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended September 30, 2010, and with the disclosures and risk factors presented herein and therein, respectively. The September 30, 2010 balance sheet has been derived from these financial statements.

NOTE 2     ACCOUNTING POLICIES

Accounting Estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly owned subsidiaries (together with Forward, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed FDIC insured limits, and in Europe. At December 31, 2010, this amount was approximately $17.6 million. Historically, the Company has not experienced any losses due to such cash concentrations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with various customers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived credit worthiness; and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of customers are generally net thirty (30) days to net sixty (60) days; however, the Company typically extends to its largest customers payment terms up to 90 days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers.  None of these customers or their contract manufacturers is or has been in default to the Company, and payments are generally received from them on a timely basis. Two customers, including their affiliates and contract manufacturers, accounted for approximately 71% and 75% of the Company’s accounts receivable at December 31, 2010 and September 30, 2010, respectively. At December 31, 2010 and September 30, 2010, the allowance for doubtful accounts was approximately $19,000.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At December 31, 2010 and September 30, 2010, the allowances for obsolete inventory were approximately $18,000 and $28,000, respectively.

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the three-month periods ended December 31, 2010 and 2009, the Company recorded approximately $13,000 and $15,000 of depreciation and amortization expense, respectively. Depreciation and amortization for production related property and equipment is included as a component of costs of goods sold in the accompanying consolidated statements of operations. Depreciation and amortization for selling and general and administrative related property and equipment, is included as a component of operating expenses in the accompanying consolidated statements of operations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.   See Note 5 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statement of operations. For the three-month periods ended December 31, 2010 and 2009 presented in the accompanying consolidated statements of operations no income tax related interest or penalties were assessed or recorded.

Revenue Recognition

We generally recognize revenue from product sales to customers when: (1) title and risk of loss are transferred. In general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale; (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is reasonably assured.

Shipping and Handling Costs

The Company expenses shipping and handling costs (including inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs associated with the Company’s distribution network) as a component of cost of goods sold in the accompanying consolidated statements of operations.

Advertising Expenses

Advertising costs, consisting primarily of samples and product brochures, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of operations and amounted to approximately $21,000 and $25,000 for the three-month periods ended December 31, 2010 and 2009, respectively.

Foreign Currency Transactions

The functional currency of the Company and each of its wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other expense, net” in the accompanying consolidated statements of operations. The net losses from foreign currency transactions were approximately $11,000 and $13,000 for the three-month periods ended December 31, 2010 and 2009, respectively.

Comprehensive Loss

For the three-month periods ended December 31, 2010 and 2009, the Company did not have any material components of comprehensive loss other than net loss.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Share-Based Payment Expense

The Company recognizes share-based equity compensation in its consolidated statements of operations at the grant-date fair value of our stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. The Company has elected to recognize compensation cost for its awards on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 4 Share-Based Compensation.

Recent accounting pronouncements

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, which became effective on October 1, 2010 has not had a material impact on the Company’s financial position and results of operations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

 NOTE 2    ACCOUNTING POLICIES (CONCLUDED)

Recent accounting pronouncements (Concluded)

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance will be effective for the Company in the first quarter of fiscal 2012. Accordingly, the effects of the Company’s adoption of this guidance will depend upon the extent and magnitude of business combinations the Company enters into after September 30, 2011.

NOTE 3     SHAREHOLDERS’ EQUITY

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

Stock Repurchase

In September 2002 and January 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of December 31, 2010, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three-month periods ended December 31, 2010 and 2009.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the three month period ended December 31, 2010 is summarized below:

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock
Balance at September 30, 2010	$87,616	$16,469,142	$5,909,669	($1,260,057)
Share based compensation.............	297	93,065	--	--
Net income........................................	--	--	17,475	--
Balance at December 31, 2010	$87,913	$16,562,207	$5,927,144	($1,260,057)

NOTE 4     SHARE BASED COMPENSATION

In May 2007 shareholders of the Company approved the 2007 Equity Incentive Plan (as amended, as described in the next sentence, the “2007 Plan”), which authorized the issuance of up to 400,000 shares of common stock to officers, employees, and non-employee directors of the Company in connection with awards of restricted common stock and stock options to such persons.    In February 2010 shareholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of common stock authorized for grants by an additional 400,000 shares.  As of December 31, 2010, the total shares of common stock available for grants of awards of restricted stock and options to purchase common stock under the 2007 Plan was 168,000. The price at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock at the date of grant. The Compensation Committee of the Company’s Board of Directors administers the plan.  Options generally expire ten years after the date of grant and restricted stock grants generally vest in equal proportions over three years.

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

Under the 1996 Plan 30,000 fully vested common stock options remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at December 31, 2010.

Stock Option Awards

Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors has approved awards of stock options to purchase an aggregate of 480,000 shares of common stock to the Company’s current and certain former non-employee directors, and to current and certain former Company officers, of which awards covering 30,000 shares of common stock expired unexercised, with such shares reverting to the 2007 Plan and eligible for grant. Of these awards grants covering 207,500 shares were made during the three-month period ended December 31, 2010. Awards to current non-employee directors and (in respect of awards prior to the 2011 Quarter) current officers are subject to a continued service condition and vest on the first anniversary of the date the awards were granted, and awards to two current officers made during the 2011 Quarter vest in equal amounts over three to five years commencing on the first anniversary of the grant. The exercise prices of the awards granted was, in each case equal, to the market value of the Company’s common stock on the various grant dates.

The Company recognized approximately $84,000 and $19,000 of compensation expense for stock option awards in its consolidated statements of operations for the three-month periods ended December 31, 2010 and 2009, respectively.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 4     SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The following table summarizes stock option activity under the 2007 Plan and the 1996 Plan from September 30, 2010 through December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	187,500	$3.66	8.3
Granted..............................................	207,500	3.54	9.9
Exercised............................................	--	--	--
Forfeited............................................	--	--	--
Expired...............................................	--	--	--
Outstanding at December 31, 2010	395,000	$3.60	9.0	$117,000

Options expected to vest.......................	395,000	$3.60	9.0	$117,000

Options vested and exercisable at December 31, 2010.........................	112,500	$4.14	7.3	$79,000

During the three month periods ended December 31, 2010 and 2009, the Company granted 207,500 and 22,400 stock options at a weighted average grant date fair value of $2.16 and $1.28, respectively.

Stock Option Awards

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Three-Month Periods Ended December 31,
	2010	2009
Expected term (in years)...................................................	5.0	5.0
Risk-free interest rate........................................................	1.2% to 2.0%	2.3%
Expected volatility.............................................................	68% to 69%	77.7%
Expected dividend yield...................................................	0%	0%

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 4     SHARE BASED COMPENSATION (CONTINUED)

Restricted Stock Awards

Under the 2007 Plan as of December 31, 2010, the Compensation Committee of the Company’s Board of Directors had approved and granted awards of 183,500 shares of restricted stock, in the aggregate, to certain key employees. Of these awards, 132,335 have vested and 1,500 shares of restricted stock were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. No awards of restricted stock were made during the three months ended December 31, 2010.  Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates the awards were granted typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the market value of the Company’s common stock on the grant date. During the three-month periods ended December 31, 2010 and 2009, the Company recognized approximately $10,000 and $31,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards.

The following table summarizes restricted stock activity under the 2007 Plan from September 30, 2010, through December 31, 2010.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2010.......................................	79,332	$2.07
Changes during the period:
Shares granted...............................................................................	--	--
Shares vested.................................................................................	(29,667)	$2.05
Shares forfeited..............................................................................	--	--
Non-vested balance at December 31, 2010........................................	49,665	$2.08

                As of December 31, 2010, there was approximately $38,000 of total unrecognized compensation cost related to 49,665 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods.

Warrants

    As of December 31, 2010, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of December 31, 2010, no such registration statement has been filed with the Securities and Exchange Commission.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5  INCOME TAXES

The Company’s provision (benefit) from income taxes consists of the following United States Federal and State, and foreign components:

	For the Three-Month Periods Ended December 31,
	2010	2009
U.S. Federal and State
Current......................................................................................................	$ --	$ --
Deferred....................................................................................................	(30,336)	(49,460)

Foreign:
Current......................................................................................................	--	--
Deferred....................................................................................................	10,018	(4,144)

Change in valuation allowance...................................................................	20,318	53,604
Benefit from income taxes	$ --	$ --

As of December 31, 2010, and September 30, 2010, the Company has no unrecognized tax benefits related to U.S. federal and state income tax matters. As of December 31, 2010 and September 30, 2010, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the statement of operations. For the periods presented in the accompanying statements of operations no income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2007 are closed to Federal and State examination, except with respect ot net operating losses generated in prior fiscal years.

At December 31, 2010, the Company had available net operating loss carryforwards primarily for state income tax purposes of approximately $1,423,000 expiring through 2030 and resulting in a deferred tax asset of approximately $115,000. In addition, at December 31, 2010, the Company had available net operating loss carryforwards for foreign income tax purposes of approximately $1,239,000 resulting in a deferred tax asset of approximately $109,000, expiring through 2017.  Total deferred tax assets, before reserve for valuation allowances, was $421,000 and $401,000 at December 31, 2010 and September 30, 2009, respectively. As of September 30, 2010, the undistributed earnings of the Company’s Swiss subsidiary of $928,000 are considered to be permanently invested; therefore, in accordance with generally accepted accounting principles in the U.S., no provision for U.S. Federal and state income taxes on those earnings has been provided.

As of December 31, 2010, as part of its periodic evaluation of the need to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its deferred tax assets; accordingly, as of December 31, 2010 and September 30, 2010, the valuation allowances were approximately $421,000 and $401,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income tax benefit” line item of the Company’s consolidated statements of operations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     EARNINGS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. A total of 60,000 common stock equivalents have been excluded from the calculation of earnings per share for the three-month period ended December 31, 2010, because their inclusion would be anti-dilutive. Loss per share data for the three-month period ended December 31, 2009, excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive. Calculation of basic and diluted earnings per share is as follows:

	Three Months Ended December 31,
	2010	2009
Numerator:
Net income (loss)	$17,475	($186,986)

Denominator:
Denominator for basic earnings per share - weighted average shares	8,060,672	7,940,257
Dilutive stock options and warrants - treasury stock method	32,599	--
Dilutive unvested restricted stock	39,137	--
Denominator for diluted earnings per share - weighted average shares	8,132,408	7,940,257

Net income per common share:
Basic	$0.00	($0.02)
Diluted	$0.00	($0.02)
Shares excluded due to antidilution	60,000	290,665

NOTE 7     OPERATING SEGMENT INFORMATION

The Company operates in a single segment: the supply of carrying solutions for portable electronic devices and other consumer products. This carrying-solution segment includes the design, marketing, and distribution of products to its customers that include manufacturers of consumer hand held medical monitoring and diagnostic kits, bar code scanners, GPS and location devices, and cellular telephones as well as laptop computers, MP3 players, firearms, sporting, recreational, and aeronautical products. The Company’s carrying solution segment operates in geographic regions that include primarily the APAC, the Americas, and Europe. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.  The following table presents net sales related to these geographic segments:

	(all amounts in thousands of dollars)
	Three Months Ended December 31,
	2010	2009
APAC...........................................................................................................	$2,734	$1,871
Americas......................................................................................................	1,936	1,601
Europe .........................................................................................................	1,298	655
Total net sales............................................................................................	$5,968	$4,127

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 8     COMMITMENTS AND CONTINGENCIES

Employment and Retention Agreements

Pursuant to an Employment Agreement, dated as of August 10, 2010, between the Company and James O. McKenna, the Company agreed to employ Mr. McKenna’s as its Chief Financial Officer and Treasurer at a salary of $175,000 per annum until expiration of the term on December 31, 2011.  In connection with this agreement, the Employment Agreement, dated August 12, 2008 between Mr. McKenna and the Company was terminated.  Under the new agreement, Mr. McKenna will be eligible to earn bonus compensation based on achievement of targets set by the Board’s Compensation Committee in respect of each fiscal year during the term.  The term of the agreement is renewable for successive one year periods unless either party gives notice of non-renewal not less than 90 days prior to expiration.  If the Company gives such notice, which is considered a termination without cause, Mr. McKenna would be entitled to receive a payment from the Company equal to one year of his salary.  Mr. McKenna is also entitled to a payment equal to one year of his salary as severance in the event of his termination “without cause” in circumstances other than non-renewal and termination for “good reason” (as such terms are defined in the Employment Agreement).

Pursuant to a Retention Agreement, dated as of August 10, 2010, between the Company and Mr. McKenna, the Company agreed to make a retention payment of $175,000 to Mr. McKenna if he continues to perform his duties under his Employment Agreement (referred to above) in the capacities set forth therein until at least March 1, 2011. This expense in the amount of $75,000 is reflected in the statement of operations for the three month period ended December 31, 2010.

NOTE 8     COMMITMENTS AND CONTINGENCIES (CONTINUED)

Guarantee Obligation

In February 2010, Forward Innovations and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, which succeeds a substantially similar agreement (except as to the amount and term of the undertaking) between the parties that expired December 31, 2009, the subsidiary agreed to provide an undertaking in the form of a bank letter of guarantee to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on the subsidiary's behalf. As of February 1, 2010, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $100,000 as of December 31, 2010) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  The subsidiary would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement the subsidiary agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. The term of the bank letter of guarantee expires February 28, 2011, but will be renewed automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of the subsidiary and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, the subsidiary has granted the Swiss bank a security interest on all of the subsidiary’s assets on deposit with, held by, or credited to the subsidiary’s accounts with, the Swiss bank (approximately $928,000 at December 31, 2010). As of December 31, 2010, the Company had not incurred a liability in connection with this guarantee.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Letter of Intent

 During the first fiscal quarter of 2011 the Company entered into a Letter of Intent to acquire Flash Ventures, Inc., (“Flash Ventures”) a Delaware corporation and a distributor of consumer electronics peripherals and accessories specializing in accessory products bearing professional team and college team sports logos acquired under license.  The Company intends to use commercially reasonable efforts to reach a definitive merger agreement, subject to satisfaction of due diligence review, regulatory approvals, financing, employee retention, and other closing conditions, as well as subject to approval of the parties’ respective boards of directors of any such definitive agreement.   If any such agreement is consummated, as to which there can be no assurance, it is anticipated that consideration paid by the Company may involve one or more of the issuance of shares of its capital stock, cash payments at closing, post-closing contingent payments, and/or the incurrence of indebtedness.

In connection with a closing of any acquisition pursuant to the letter of intent the Company’s investment banker, Morgan Joseph & Co., Inc. will be entitled to payment by the Company of a fee of $225,000 pursuant to the Company’s engagement letter with Morgan Joseph entered into in October 2009, as subsequently amended, in addition to reimbursement of Morgan Joseph's out of pocket expenses.   Depending on the valuation of Flash Ventures pursuant to any definitive agreement, the fee payable to Morgan Joseph may be greater than the above amount.  Under the engagement letter, the Company may under certain circumstances be required to indemnify Morgan Joseph in respect of certain liabilities arising under the Federal Securities Act of 1933.

In November 2010, prior to entering into the letter of intent, the Company recorded approximately $377,000 in sales to Flash Ventures under its customary terms of sale.

NOTE 9     LEGAL PROCEEDINGS

            From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of December 31, 2010, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 10   SUBSEQUENT EVENTS

            In connection with the Company’s letter of intent to acquire Flash Ventures (refer to Note 8 Commitments and Contingencies above) on January 5, 2011, the Company entered into a loan agreement with Flash Ventures to loan it up to $1,000,000.  Pursuant to the agreement Flash Ventures executed an unsecured, unsubordinated term note in favor of the Company, bearing interest at 11% per annum on any unpaid principal, payable quarterly commencing March 31, 2011.  Principal of the note is payable upon maturity on December 1, 2011 (subject to acceleration in case of an event of default, as specified in the agreement), together with unpaid interest and any fees, expenses, and other amounts owing to the Company.  On January 6, 2011, and January 19, 2011, Flash Ventures drew $600,000 and $400,000, respectively, in funds under the note, leaving no further funding available. Repayment of the amounts borrowed under the agreement and note are not contingent on reaching a definitive acquisition agreement pursuant to the letter of intent.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2010 (the “2011 Quarter”), with those for the three months ended December 31, 2009 (the “2010 Quarter”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following management’s discussion and analysis includes “forward-looking statements” (as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995).  These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future.  Such forward looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward looking statements contained in this Quarterly Report are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those we assumed and assessed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those identified in “Risk Factors” in Item 1A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, could cause our future operating results to differ materially from those set forth in any forward looking statement. Such factors include, among others, the following: our ability to maintain constructive commercial relationships with our key customers, including during periods of economic downturns generally or downturns/volatility in their specific businesses; the impacts on our financial condition, results of operations, and business prospects arising from making an acquisition or failing to make an acquisition; our success in winning new business from our customers and against competing vendors; whether replacement programs that we win will be more or less successful or profitable than those that are replaced; levels of demand and pricing generally for blood glucose monitoring devices sold by our customers for which we supply carry solutions; management’s ability to successfully execute its business plan and strategy and whether gains in net sales arising from this strategy, if any, will be adequate to offset increased operating expense incurred in executing the strategy; variability in order flow from our OEM customers; OEM customers’ decisions to reduce or eliminate their practice of including our carry case accessories in-box; the loss of key sales employees upon whom relationships with key OEM customers depend; general economic and business conditions, nationally and internationally in the countries in which we do business; the continuation of a global economic recession; the failure of one or more of our suppliers; failures in our ability to maintain adequate quality control in our products; demographic changes; changes in technology, including developments in the treatment or control of diabetes that adversely affect the incidence of use and replacement rates of handheld blood glucose monitors by diabetics; increased competition in the business of distribution of carry solutions for handheld electronic devices generally or increased competition to include carry solutions with products manufactured by our OEM customers in particular; changes affecting the business or business prospects of one or more of our principal OEM customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this Annual Report and our other reports filed with the Commission.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate contained herein or in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward looking statement.

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

In August 2010, we appointed a new chairman of the board and a new chief executive officer who, respectively, succeeded the outgoing acting chairman of the board and chief executive officer under the terms of a Settlement Agreement, as more fully described in our recently filed proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters–Settlement Agreement” and in our Current Report on Form 8-K filed with the Commission on August 16, 2010.

Trends and Economic Environment

Our new management team has stated its commitment to growing our OEM business and to its pursuit of a more marketing- and product development-driven business model.  The second part of this strategy involves initiatives to expand our product offerings and to develop a retail distribution channel, in addition to our OEM channel.  In executing the second part of this strategy, we are likely to incur significantly increased selling, general, and administrative expenses as we devote resources to develop and/or acquire new product offerings and a retail sales capability and to the related recruitment of experienced sales and marketing professionals. The realization of the benefits of these initiatives will be determined by the speed in which we can bring new products to market and by the success and acceptance of these products in the marketplace.

With regard to our OEM business, we believe that the recent level of net sales appears to be sustainable, subject always to material changes in order flow from our major OEM diabetic product customers, where our business remains highly concentrated. We continue to operate in a very challenging pricing and gross margin environment with these customers.  We continue to make progress in building sales and diversifying our OEM customer base in our other products sales line.  We believe that we can build on the 10% growth in revenue that was contributed by “other products” in Fiscal 2010.

Previously, we disclosed our intention to expand and/or diversify our business by means of acquisition.  In December we announced the entry into a letter of intent to acquire a private distributor and developer of consumer electronics peripherals and accessories. If an acquisition under this letter of intent were to be consummated, as to which there can be no assurance, the Company would likely become obliged to commit some combination of cash, stock, and other resources to acquire and/or integrate such business and/or its personnel.  See Note 8 of Notes to Financial Statements set forth elsewhere in this Quarterly Report and our Current Report on Form 8-K as filed with the Commission on December 9, 2010.

Forward Industries, Inc.

Variability of Revenues and Results of Operations

Because a high percentage of our sales revenues is highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management’s discussion and analysis of financial condition and results of operations is based upon or derived from the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. We base these judgments and estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these judgments form the basis for our estimates concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

We discuss the material accounting policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, under the caption “Management’s Discussion and Analysis–Critical Accounting Policies and Estimates”.  There has been no material change in critical accounting policies or estimates since September 30, 2010, except those described below.

The notes to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2010, and the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to our overall financial performance, operations and financial position.

Share-Based Payment Expense

We recognize share-based equity compensation in our consolidated statements of operations at the grant-date fair value of our stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. Refer to Note 4 Share-Based Compensation to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE 2011 QUARTER COMPARED TO THE 2010 QUARTER

Net income

We recorded net income of $17 thousand in the 2011 Quarter, compared to a net loss of $0.2 million in the 2010 Quarter. The improvement in the 2011 Quarter resulted from higher gross profit on higher sales, offset in part by higher operating expenses, as shown in the table below:

Forward Industries, Inc.

Main Components of Net Loss
	(thousands of dollars)
	2011 Quarter	2010 Quarter	Increase (Decrease)
Net Sales...................................................................................................	$5,968	$4,127	1,841

Gross Profit...............................................................................................	1,377	924	452
Selling, General and Administrative Expenses....................................	(1,353)	(1,118)	235
Other (Expense) Income..........................................................................	(6)	7	(13)
Benefit from Income Taxes.....................................................................	--	--
Net Income (Loss)*.................................................................................	$17	($187)	204

* Table may not total due to rounding.

Basic and diluted per share data was income of $0.00 for the 2011 Quarter, compared to a loss of ($0.02) for the 2010 Quarter. The improvement in the 2011 Quarter compared to the 2010 Quarter was due to the increase in operating income.

Net Sales

Net sales increased $1.8 million, or 45%, to $6.0 million in the 2011 Quarter from $4.1 million in the 2010 Quarter, due to higher sales of Diabetic Products and “Other Products”, which increased $1.1 million and $0.7 million, respectively, in the 2011 Quarter. The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2011 Quarter 3 Months ended December 31, 2010 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$2.5	$0.7	$1.0	$4.2
Other Products.......................................	0.2	1.2	0.3	1.7
Total*	$2.7	$1.9	$1.3	$6.0

Net Sales for 2010 Quarter 3 Months ended December 31, 2009 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$1.6	$0.8	$0.7	$3.1
Other Products.......................................	0.3	0.8	--	1.0
Total*	$1.9	$1.6	$0.7	$4.1

* Tables may not total due to rounding.

Diabetic Product Sales

We design to the order of and sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers) of these electronic, diagnostic kits made for use by diabetics.  The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits or in certain programs furnishes them as promotional items.

Sales of cases and related accessories for blood glucose monitoring kits increased $1.1 million, or 38%, to $4.2 million in the 2011 Quarter, from $3.1 million in the 2010 Quarter. This increase was due primarily to higher sales to one major diabetic product customer as well as smaller increases to our two other principal OEM diabetic customers, as presented in the table below, which sets forth our sales by diabetic product customer for the periods indicated.

Forward Industries, Inc.

(millions of dollars)
	2011 Quarter	2010 Quarter	Increase (Decrease)
Diabetic Customer A.....................................................	$2.5	$1.7	0.8
Diabetic Customer B.....................................................	1.0	0.8	0.2
Diabetic Customer C.....................................................	0.7	0.5	0.2
All other Diabetic Customers......................................	0.1	0.1	--
Totals*....................................................................	$4.2	$3.1	$1.1

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 71% of our total net sales in the 2011 Quarter compared to 75% of our total net sales in the 2010 Quarter.

Other Product Sales

We design and sell carrying and protective solutions to OEMs for a diverse array of other portable electronic and other products, including bar code scanners, GPS and location devices, cellular telephones, laptop computers, MP3 players, firearms, sporting and recreational products, and aeronautical products on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of other products increased $0.7 million, or 64%, to $1.7 million in the 2011 Quarter from $1.0 million in the 2010 Quarter. This increase was due primarily to several new customers, for which we recorded first time sales in the 2011 Quarter of $0.9 million, in the aggregate. Included in this amount, and the largest single sale for the 2010 Quarter, is $0.4 million of non-recurring sales to Flash Ventures, Inc., the company that we are proposing to acquire pursuant to a letter of intent (refer to Note 8 Commitments and Contingencies in the footnotes to the Unaudited Consolidated Financial Statements herein). These new customer sales were partially offset by lower sales to a number of existing customers. None of these declines are individually material.

Sales of other products represented 29% of our net sales in the 2011 Quarter compared to 25% of net sales in the 2010 Quarter.

Gross Profit

Gross profit of $1.4 million in the 2011 Quarter increased $0.5 million, or 49%, from $0.9 million in the 2010 Quarter. This improvement resulted primarily from the 45% increase in sales revenues (refer to “Net Sales” section above), offset in part by relatively higher materials costs and higher freight costs.  Cost of goods sold as a percentage of sales was 77% in the 2011 Quarter, compared to 78% the 2010 Quarter, which is primarily a net result of a 3.6% decrease in the costs of our Hong Kong based operations as a percentage of sales (due primarily to lower local freight costs incurred) nearly offset by a 3.5% increase in our materials costs as a percentage of sales due to the introduction of certain products for new “other product” customers into our product mix.

Gross profit as a percentage of net sales was 23% in the 2011 Quarter compared to 22% in the 2010 Quarter.

Selling Expenses

Selling expenses of $0.4 million in the 2011 Quarter decreased $17 thousand, or 4%, from the 2010 Quarter due primarily to a $32 thousand decrease in personnel costs and related travel and entertainment expenses and auto expense, and to a lesser extent, a decrease in sampling costs. These decreases were offset, in part, by small increases in utilities, office, and other selling expenses.

Forward Industries, Inc.

General and Administrative Expenses

General and Administrative expenses increased $0.3 million, or 38%, to $0.9 million in the 2011 Quarter from $0.7 million in the 2010 Quarter due primarily to a $0.2 million increase in personnel costs, including $75 thousand of bonus to retain a current Company officer (refer to Note 8 Commitments and Contingencies – Employment and Retention Agreements) and a $40 thousand increase in share-based compensation, primarily due to the 200,000 stock option award to a current Company officer in the 2011 Quarter (refer to Note 4 Share Based Compensation).  Increases in other general and administrative, professional fees, travel and entertainment, and office expenses of $66 thousand, $27 thousand, $26 thousand, and $14 thousand, respectively, also contributed to the increase. These increases were offset, in part, by a decrease in rent expense of $47 thousand.

Other (Expense) Income

Other (expense) income, consisting primarily of interest income on cash and cash equivalent balances and foreign currency transaction gains and losses, declined $13 thousand to $6 thousand of expense in the 2011 Quarter, from $7 thousand of income in the 2010 Quarter. This resulted from a $15 thousand decline in interest income in the 2011 Quarter, due primarily to lower average interest rates in the 2011 Quarter on slightly lower cash balances compared to the 2010 Quarter. Exchange rate changes on foreign currency cash balances were not material in either the 2011 Quarter or the 2010 Quarter.

Net Income (Loss)

Net income improved to $17 thousand in the 2011 Quarter compared to a net loss of $0.2 million in the 2010 Quarter as a result of the changes as described above.

LIQUIDITY AND CAPITAL RESOURCES

                During the 2011 Quarter, we used $0.3 million of cash in operations compared to a use of $0.7 million in the 2010 Quarter. Net cash used in operating activities in the 2011 Quarter consisted of net income of $17 thousand, adjusted by $0.1 million for non-cash items, reduced by changes in working capital items of $0.5 million. As to working capital items, uses of cash in operating activities in respect of increases in accounts receivable, inventories, and prepaid and other current assets were $29 thousand, $0.4 million, and $54 thousand, respectively. A decrease in accrued expenses and other current liabilities of $0.4 million also contributed to uses of cash. These changes were offset, in part, by an increase of $0.3 million in accounts payable, which generated cash in operating activities. The increases in inventories and accounts payable are a result of purchases made in support of sales orders received and also reflect the ramping up of production in anticipation of the Chinese New Year. The decrease in accrued expenses and other current liabilities is primarily due to payments made during the 2011 Quarter in respect of items accrued as of September 30, 2010: (i) $83 thousand in severance payments to a former officer of the Company under the August 2010 Settlement Agreement; (ii) $140 thousand in shareholder settlement costs under the August 2010 Settlement Agreement; and (iii) $175 thousand in sales commissions.

                In the 2010 Quarter, operating activities used $0.7 million of cash, consisting of a net loss of $0.2 million (reduced by $82,000 for non-cash items), and $0.6 million for net changes in working capital items. Changes in inventories and accounts receivable of $0.3 million and $0.4 million, respectively, contributed to the net cash used by operating activities. These uses of working capital were partially offset by changes in prepaid expenses and other current assets, accrued expenses and other current liabilities, other assets, and accounts payable.

                In the 2011 Quarter, net investing activities used $15 thousand for purchases of property and equipment, primarily computer and telecommunications hardware and software. There were no investing activities in the 2010 Quarter. There were no financing activities in the 2010 Quarter or the 2009 Quarter.

Forward Industries, Inc.

In January 2011, and not reflected in the above analysis of the 2011 Quarter, we loaned $1,000,000 to Flash Ventures pursuant to a note and loan agreement, maturing in December 2011.  The Company and Flash Ventures have entered into a letter of intent pursuant to which it is proposed that the Company will acquire Flash.  See Notes 8 and 10 to Notes to Unaudited Consolidated Financial Statements.  We believe these funds were borrowed by Flash to refinance indebtedness that was used for working capital requirements.

At December 31, 2010, our current ratio (current assets divided by current liabilities) was 7.4; our quick ratio (current assets less inventories divided by current liabilities) was 7.0; and our working capital (current assets less current liabilities) was $21.2 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash and cash equivalents on hand. The primary demands on our working capital are: operating losses to the extent they occur and accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders with us and we order from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. Management’s recently announced business strategy includes (i)increasing the Company’s existing OEM business and (ii) expanding its product offerings and diversifying its distribution by moving into the retail channel. An acquisition of Flash Ventures pursuant to the letter of intent referred to above, if consummated, would form an integral part of such strategy.  If any such transaction were to be consummated, we anticipate that it would involve the payment of cash and/or the issuance of securities, either or both of which might be significant in amount, as well as the assumption (or modification) of commitments to certain employees of Flash.  See Note 8 to Notes to Financial Statements, Commitments and Contingencies–Letter of Intent.  We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements.  However, in contrast to prior periods when the maintenance of cash balances and cost containment were primary objectives, we anticipate significant use of our capital resources as a result of one or more of the following developments in future periods: (i) cash payments as consideration arising out of a definitive agreement to acquire Flash Ventures or another transaction; (ii) increases in operating expenses in our implementation of management’s strategy (see “Trends and Economic Environment” above); and (iii) varying scenarios in repayment of the loan referred to above depending on the outcome of such acquisition.

In September 2002 and January 2004, our Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of our outstanding common stock. Under those authorizations, as of December 31, 2009, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million but none during Fiscal 2010 or the 2011 Quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Forward Industries, Inc.

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the 2011 Quarter, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal control

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the 2011 Quarter.  Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the 2011 Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of December 31, 2010, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

Please review our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, for a complete statement of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 on page 19 of this Quarterly Report on Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of certain of such risk factors.

The following paragraphs set forth two risk factors from our Annual Report on Form 10-K for the year ended September 30, 2010, that are updated for purposes of this Quarterly Report.

                We have previously announced our intention to diversify our business by means of acquisition or other business combination.

                Our new management team has announced a business strategy to grow our OEM business, expand product offerings and technology solutions, and develop or acquire retail distribution capability.   Management stated that an acquisition within the technology accessories business might, in the right circumstances, be complementary with the strategy it has identified.  In December 2010, we announced entry into a letter of intent to acquire Flash Ventures Inc., a distributor of consumer electronics peripherals and accessories specializing in accessory products bearing professional team and college team sports logos acquired under license with a significant retail presence. If such acquisition is undertaken, there can be no assurance as to the cost in cash or securities of such an acquisition or other combination, the potential dilution to existing shareholders if our securities are issued as part of transaction consideration, or the business risks that accompany any such transaction. There can be no assurance that we will be successful in our efforts to make such acquisition, or a different one, or that any business that we do acquire or invest in will be profitable.  There can be no assurance as to the timing of a transaction, or that the market price of our common stock will not decline in response to any such transaction as may be effected.

                Our business strategy is to develop and grow our existing business and to expand into retail; to the extent that operating expenses trend significantly higher before we realize higher revenues, our operating results may be adversely and materially affected.

Forward Industries, Inc.

Our new management team intends to pursue a more marketing- and product development-driven business model to grow our existing business and expand product offerings, compared to the prior management team that was focused on maintaining the liquidity of the balance sheet as it assessed potential acquisitions.  In executing this strategy, we are likely to incur increased selling, general, and administrative expense as we devote increased resources to product sales and development and a retail presence, including resources to recruit and compensate experienced sales and marketing professionals.  Such increased expenses are likely to impact our income statement and reduce cash and equivalents before such efforts result in higher revenues, if at all, which may materially and adversely affect our results of operations.    Realization of this strategy and improvement in our results of operations will depend on management’s ability to execute successfully on its strategy and business plan.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 2011 Quarter we did not issue or sell any securities that were not registered under the Securities Act of 1933.  During the 2011 Quarter we did not purchase any common stock or other equity securities pursuant to publicly announced plans or programs or otherwise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

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

Dated: February 9, 2011
FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Brett M. Johnson

Brett M. Johnson
Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna

James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)