Form 10-Q
period 2011-03-31
FORWARD INDUSTRIES INC
filed 2011-05-11
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2011.

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
incorporation or organization)

3110 Main St., Suite 400, Santa Monica, CA 90405

(Address of principal executive offices, including zip code)

(310) 526-3005

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date May 6, 2011, was 8,085,886 shares.

Forward Industries, Inc.

INDEX

PART I.		FINANCIAL INFORMATION	Page No.

	Item 1.	Financial Statements
		- Consolidated Balance Sheets as of March 31, 2011 (unaudited)
		and September 30, 2010............................................................................................................	4

		- Consolidated Statements of Operations (unaudited) for the Three and Six Months
		Ended March 31, 2011 and 2010.............................................................................................	5

		- Consolidated Statements of Cash Flows (unaudited) for the Six Months
		Ended March 31, 2011 and 2010.............................................................................................	6

		- Notes to Consolidated Financial Statements (unaudited)...............................................	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................................	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk...........................................	29

	Item 4.	Controls and Procedures............................................................................................................	29

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings.......................................................................................................................	29

	Item 1A.	Risk Factors.................................................................................................................................	29

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds............................................	31

	Item 3	Defaults Upon Senior Securities..............................................................................................	31

	Item 4.	Removed and Reserved................................................................................................................	31

	Item 5.	Other Information........................................................................................................................	31

	Item 6.	Exhibits..........................................................................................................................................	31

		Signatures.....................................................................................................................................	32

		Certifications................................................................................................................................

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
“Forward HK” refers to Forward Industries’ wholly owned subsidiary Forward Industries HK, Ltd., a Hong Kong corporation (formerly Koszegi Asia Ltd.);
“Forward Switzerland” refers to Forward Industries’ wholly owned subsidiary Forward Industries (Switzerland) GmbH (formerly Forward Innovations GmbH), a Swiss corporation;

“Forward APAC” refers to Forward Industries’ wholly owned subsidiary Forward Asia Pacific Limited, a Hong Kong corporation; “GAAP” refers to accounting principles generally accepted in the United States;
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“2011 Quarter” refers to the three months ended March 31, 2011;

“2010 Quarter” refers to the three months ended March 31, 2010;

“2011 Period” refers to the six months ended March 31, 2011;

“2010 Period” refers to the six months ended March 31, 2010;

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

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents...........................................................................................	$16,292,122	$18,471,520
Accounts receivable, net ..............................................................................................	4,240,424	4,621,181
Inventories, net...............................................................................................................	1,167,066	1,036,386
Note receivable...............................................................................................................	1,024,260	--
Prepaid expenses and other current assets................................................................	307,620	240,651
Total current assets..........................................................................................	23,031,492	24,369,738

Property and equipment, net.........................................................................................	161,748	115,205
Other assets.....................................................................................................................	52,276	46,032
Total Assets........................................................................................................................	$23,245,516	$24,530,975

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$1,827,080	$2,439,273
Accrued expenses and other current liabilities...........................................................	601,187	885,332
Total liabilities...................................................................................................	2,428,267	3,324,605

Commitments and contingencies....................................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued and outstanding.......................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,792,296 and 8,761,629 shares issued; and 8,085,886 and 8,055,219 shares outstanding, respectively........................	87,923	87,616
Capital in excess of par value........................................................................................	16,617,027	16,469,142
Retained earnings............................................................................................................	5,372,356	5,909,669
Treasury stock, 706,410 shares at cost........................................................................	(1,260,057)	(1,260,057)
Total shareholders’ equity..............................................................................................	20,817,249	21,206,370
Total liabilities and shareholders’ equity....................................................................	$23,245,516	$24,530,975

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net sales.........................................................	$4,996,267	$4,419,681	$10,964,474	$8,546,453
Cost of goods sold..............................................................	3,841,999	3,425,938	8,433,676	6,628,515
Gross profit........................................................................	1,154,268	993,743	2,530,798	1,917,938

Operating expenses:
Selling...........................................................................	662,447	533,286	1,103,437	991,558
General and administrative........................................	1,099,591	551,414	2,011,911	1,211,535
Total operating expenses..................................	1,762,038	1,084,700	3,115,348	2,203,093

Loss from operations........................................................	(607,770)	(90,957)	(584,550)	(285,155)

Other income (expense):
Interest income...........................................................	29,748	8,700	35,403	29,032
Other income (expense), net.....................................	23,234	(29,937)	11,834	(43,057)
Total other income (expense)..........................	52,982	(21,237)	47,237	(14,025)

Net loss ..............................................................................	$(554,788)	$(112,194)	$(537,313)	$(299,180)

Net loss per common and common equivalent share
Basic and diluted........................................................	$(0.07)	$(0.01)	$(0.07)	$(0.04)

Weighted average number of common and common equivalent shares outstanding
Basic and diluted........................................................	8,085,875	7,964,938	8,125,304	7,952,462

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2011	2010
Operating activities:
Net loss.................................................................................................	$(537,313)	$(299,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation...........................................................	148,192	108,232
Depreciation and amortization......................................................	28,280	28,458
Provision for obsolete inventory.................................................	19,124	6,883
Provision for bad debts.................................................................	(4,120)	8,875
Changes in operating assets and liabilities:
Accounts receivable......................................................................	384,877	(380,150)
Inventories.......................................................................................	(149,804)	(161,930)
Prepaid expenses and other current assets.................................	(91,229)	(11,167)
Other assets....................................................................................	(6,244)	13,500
Accounts payable..........................................................................	(612,193)	178,399
Accrued expenses and other current liabilities.........................	(284,145)	77,901
Net cash used in operating activities	(1,104,575)	(430,179)

Investing activities:
Issuance of note receivable..............................................................	(1,000,000)	--
Purchases of property and equipment............................................	(74,823)	--
Net cash used in investing activities	(1,074,823)	--

Net decrease in cash and cash equivalents...................................	(2,179,398)	(430,179)

Cash and cash equivalents at beginning of period.......................	18,471,520	20,103,502

Cash and cash equivalents at end of period...................................	$16,292,122	$19,673,323

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Income Taxes.............................................................................	$84,757	$--

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer of specialty promotional items. The Company designs, markets, and distributes carry and protective solutions primarily for hand held electronic devices, including soft-sided carrying cases, bags, clips, hand straps, protective plates and skins, and other accessories for medical monitoring and diagnostic kits, bar code scanners, GPS and location devices, and cellular telephones. It also designs, markets, and distributes carry and protective solutions for other consumer products such as laptop computers, MP3 players, firearms, sporting, recreational, and aeronautical products.  The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), of these products that either package our products as accessories “in box” together with their product offerings or sell them through their retail distribution channels. OEM customers are located in Europe, the APAC Region, and the Americas.

In the opinion of management, the accompanying consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim period presented herein, but are not necessarily indicative of the results of operations for the fiscal year ending September 30, 2011. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and with the disclosures and risk factors presented herein and therein, respectively. The September 30, 2010 balance sheet has been derived from the audited consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, the amounts of which may significantly exceed FDIC insured limits, and in Europe. At March 31, 2011, this amount was approximately $16.0 million. Historically, the Company has not experienced any losses due to such cash concentrations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived credit worthiness; and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of customers are generally net thirty (30) days to net sixty (60) days; however, the Company typically extends to its largest customers payment terms up to 90 days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers.  None of these customers or their contract manufacturers is or has been in default to the Company, and payments are generally received from them on a timely basis. Two customers, including their affiliates and contract manufacturers, accounted for approximately 72% and 75% of the Company’s accounts receivable at March 31, 2011, and September 30, 2010, respectively. At March 31, 2011 and September 30, 2010, the allowance for doubtful accounts was approximately $15,000 and $19,000, respectively.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At March 31, 2011, and September 30, 2010, the allowances for obsolete inventory were approximately $47,000 and $28,000, respectively.

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the three-month periods ended March 31, 2011 and 2010, the Company recorded approximately $15,000 and $14,000 of depreciation and amortization expense, respectively. For each of the six-month periods ended March 31, 2011 and 2010, the Company recorded approximately $28,000 of depreciation and amortization expense. Depreciation and amortization for production related property and equipment is included as a component of costs of goods sold in the accompanying consolidated statements of operations. Depreciation and amortization for selling and general and administrative related property and equipment, is included as a component of operating expenses in the accompanying consolidated statements of operations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.   See Note 6 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statement of operations. For the three and six-month and periods ended March 31, 2011 and 2010 presented in the accompanying consolidated statements of operations no income tax related interest or penalties were assessed or recorded.

Revenue Recognition

We generally recognize revenue from product sales to customers when: (1) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) the collection of related accounts receivable is reasonably assured.

Shipping and Handling Costs

The Company expenses shipping and handling costs (including inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs associated with the Company’s Hong Kong distribution facility and network) as a component of cost of goods sold in the accompanying consolidated statements of operations.

Advertising Expenses

Advertising costs, consisting primarily of samples and product brochures, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of operations and amounted to approximately $53,000 and $24,000 for the three-month periods ended March 31, 2011 and 2010, respectively, and $74,000 and $49,000 for the six-month periods ended March 31, 2011 and 2010, respectively.

Foreign Currency Transactions

The functional currency of the Company and each of its wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations. Foreign currency transaction results were approximately $23,000 in gains and $30,000 in losses for the three-month periods ended March 31, 2011 and 2010, respectively, and approximately $12,000 in gains and $43,000 in losses for the six-month periods ended March 31, 2011 and 2010, respectively.

Comprehensive Loss

For the three and six-month periods ended March 31, 2011 and 2010, the Company did not have any material components of comprehensive loss other than net loss.

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

Share-Based Payment Expense

The Company recognizes share-based equity compensation in its consolidated statements of operations at the grant-date fair value of our stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 5 Share-Based Compensation.

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

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

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

NOTE 3     NOTE RECEIVABLE

Pursuant to the Company’s letter of intent to acquire Flash Ventures, Inc. (Flash), on January 5, 2011, the Company entered into a loan agreement with Flash Ventures to provide a credit facility of up to $1,000,000.  Pursuant to the agreement Flash executed an unsecured, unsubordinated term note in favor of the Company, bearing interest at 11% per annum on any unpaid principal, payable quarterly commencing March 31, 2011.  Principal of the note is payable upon maturity on December 1, 2011 (subject to acceleration in case of an event of default, as specified in the agreement), together with unpaid interest and any fees, expenses, and other amounts owing to the Company.  On January 6, 2011 and January 19, 2011, Flash drew $600,000 and $400,000, respectively, in funds under the note, leaving no further funding available. Repayment of the amounts borrowed under the agreement and note are not contingent on reaching a definitive acquisition agreement pursuant to the letter of intent (which was terminated on April 14, 2011 - refer to Note 12 Subsequent Events).

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

Stock Repurchase

In September 2002 and January 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of March 31, 2011, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three and six-month periods ended March 31, 2011 and 2010.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 4     SHAREHOLDERS’ EQUITY (CONCLUDED)

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the six-month period ended March 31, 2011 is summarized below:

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock
Balance at September 30, 2010	$87,616	$16,469,142	$5,909,669	($1,260,057)
Share based compensation.............	307	147,885	--	--
Net loss..............................................	--	--	(537,313)	--
Balance at March 31, 2011	$87,923	$16,617,027	$5,372,356	($1,260,057)

NOTE 5     SHARE BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011 shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorized 850,000 shares of common stock for grants of various types of equity awards to officers, directors, and employees. In March 2011, the Compensation Committee of the Company’s Board of Directors approved awards of stock options to purchase an aggregate of 305,000 shares of common stock to the Company’s current non-employee directors, and to the Company’s current executive officers and certain employees. As of March 31, 2011, the total shares of common stock available for grants of equity awards under the 2011 Plan was 545,000. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee of the Company’s Board of Directors administers the plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by the shareholders in May 2007, and amended in February 2010, authorizes 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. As of March 31, 2011, the total shares of common stock available for grants of equity awards under the 2007 Plan was 2,000. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee of the Company’s Board of Directors administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

During the quarter ended March 31, 2011, the Company modified certain of its previously granted options to an executive by adjusting the vesting schedule to make these options consistent with those granted to other executives and employees of the Company.  Options to purchase 200,000 shares, which previously contained a vesting provision of 20% per year, has been modified to 50% in year 3, 25% in year 4 and 25% in year 5.  This modification has no impact on total compensation recorded on these grants.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     SHARE BASED COMPENSATION (CONTINUED)

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. Options expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted pursuant to the 1996 Plan prior to expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at March 31, 2011.

Stock Option Awards

Under the 2011 and 2007 Plans, the Compensation Committee of the Company’s Board of Directors has approved awards of stock options to purchase an aggregate of 957,500 shares of common stock to the Company’s current and certain former non-employee directors, and to current and certain former Company officers, of which awards covering 30,000 shares of common stock expired unexercised, with such shares reverting to the 2007 Plan and eligible for grant. Of these awards grants covering 685,000 shares were made during the six-month period ended March 31, 2011. The exercise prices of the awards granted was, in each case equal, to the closing market value of the Company’s common stock on the Nasdaq Stock Market on the various grant dates.

The Company recognized approximately $43,000 and $30,000 of compensation expense for stock option awards in its consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010, respectively, and $135,000 and $49,000 for the six-month periods ended March 31, 2011 and 2010, respectively.

The following table summarizes stock option activity under the 2011 Plan, 2007 Plan, and the 1996 Plan from September 30, 2010 through March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	187,500	$3.66	8.3
Granted..............................................	685,000	3.67	9.8
Exercised............................................	--	--	--
Forfeited............................................	--	--	--
Expired...............................................	--	--	--
Outstanding at March 31, 2011	872,500	$3.67	9.4	$370,000

Options expected to vest.......................	872,500	$3.67	9.4	$370,000

Options vested and exercisable at March 31, 2011...............................	152,500	$3.69	7.5	$195,000

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

During the six-month periods ended March 31, 2011 and 2010, the Company granted 685,000 and 87,500 stock options at a weighted average grant date fair value of $2.09 and $2.35, respectively.

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Six-Month Periods Ended March 31,
	2011	2010
Expected term (in years)....................................................	5.0	5.0
Risk-free interest rate........................................................	0.3% to 2.2%	2.26% to 2.33%
Expected volatility.............................................................	66% to 69%	74% to 78%
Expected dividend yield....................................................	0%	0%

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

Restricted Stock Awards

Under the 2007 Plan as of March 31, 2011, the Compensation Committee of the Company’s Board of Directors has approved and granted awards of 183,500 shares of restricted stock, in the aggregate, to certain key employees. Of these awards, 133,335 have vested and 8,000 shares of restricted stock were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. No awards of restricted stock were made during the six months ended March 31, 2011.  Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates the awards were granted typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the closing market value of the Company’s common stock as quoted on the Nasdaq Stock Market on the grant date. During the three-month periods ended March 31, 2011 and 2010, the Company recognized approximately $3,000 and $29,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards. During the six-month periods ended March 31, 2011 and 2010, the Company recognized approximately $13,000 and $59,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     SHARE BASED COMPENSATION (CONCLUDED)

Restricted Stock Awards (Concluded)

The following table summarizes restricted stock activity under the 2007 Plan from September 30, 2010, through March 31, 2011.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2010........................................	79,332	$2.07
Changes during the period:
Shares granted................................................................................	--	--
Shares vested..................................................................................	(30,667)	$2.06
Shares forfeited...............................................................................	(6,500)	$2.22
Non-vested balance at March 31, 2011...............................................	42,165	$2.05

                As of March 31, 2011, there was approximately $25,000 of total unrecognized compensation cost related to 42,165 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods.

Warrants

    As of March 31, 2011, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 issued in fiscal 1999 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of March 31, 2011, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 6  INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States Federal and State, and foreign components:

	For the Three-Month Periods Ended March 31,		For the Six-Month Periods Ended March 31,
	2011	2010	2011	2010
U.S. Federal and State
Current...................................	$--	$--	$--	$--
Deferred.................................	(209,987)	(20,952)	(240,323)	(70,412)

Foreign:
Current...................................	--	--	--	--
Deferred.................................	9,953	(4,097)	19,971	(8,241)

Change in valuation allowance	200,034	25,049	220,352	78,653
Provision for income taxes	$--	$--	$--	$--

As of March 31, 2011, and September 30, 2010, the Company has no unrecognized tax benefits related to U.S. Federal and state income tax matters.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6  INCOME TAXES (CONCLUDED)

At March 31, 2011, the Company had available net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $979,000 and $1,306,000, respectively, expiring through 2030 and resulting in a deferred tax asset of approximately $425,000. In addition, at March 31, 2011, the Company had available net operating loss carryforwards for foreign income tax purposes of approximately $1,126,000 resulting in a deferred tax asset of approximately $99,000, expiring through 2017.  Total deferred tax assets, before the valuation allowances, was $621,000 and $401,000 at March 31, 2011 and September 30, 2010, respectively. As of September 30, 2010, the undistributed earnings of the Company’s Swiss subsidiary of $856,000 are considered to be permanently invested; therefore, in accordance with generally accepted accounting principles in the U.S., no provision for U.S. Federal and state income taxes on those earnings has been provided.

As of March 31, 2011, as part of its periodic evaluation of the need to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its deferred tax assets; accordingly, as of March 31, 2011 and September 30, 2010, the valuation allowances were approximately $621,000 and $401,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Provision (benefit) for Income Taxes” line item of the Company’s consolidated statements of operations.

            As of March 31, 2011 and September 30, 2010, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the statement of operations. For the periods presented in the accompanying statements of operations no income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2007 are closed to Federal and State examination, except with respect to net operating losses generated in prior fiscal years.

NOTE 7     EARNINGS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Loss per share data for the three and six-month periods ended March 31, 2011, excludes 32,599 and 39,429, respectively, of outstanding common equivalent shares as inclusion of such shares would be anti-dilutive. Loss per share data for the three and six-month periods ended March 31, 2010, excludes 11,573 and 10,264, respectively, of outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 8     OPERATING SEGMENT INFORMATION

The Company operates in a single segment: the supply of carrying solutions for portable electronic devices and other consumer products. This carrying-solution segment includes the design, marketing, and distribution of products to its customers that include manufacturers of consumer hand held medical monitoring and diagnostic kits, bar code scanners, GPS and location devices, and cellular telephones as well as laptop computers, MP3 players, firearms, sporting, recreational, and aeronautical products. The Company’s carrying solution segment operates in geographic regions that include primarily APAC, the Americas, and Europe. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.  The following table presents net sales related to these geographic segments:

			(all amounts in thousands of dollars)
	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
APAC.....................................................	$2,466	$2,081	$5,200	$3,951
Americas................................................	1,350	1,354	3,286	2,955
Europe ...................................................	1,180	985	2,478	1,640
Total net sales......................................	$4,996	$4,420	$10,964	$8,546

NOTE 9     COMMITMENTS AND CONTINGENCIES

Employment and Retention Agreements

Mr. Brett M. Johnson, the Company’s Chief Executive Officer, is receiving salary at the rate of $250,000 per annum and is currently serving in such capacity without a written employment agreement. Until such time as the Company and Mr. Johnson enter into a definitive written agreement, it is the parties’ understanding that the terms of Mr. Johnson’s compensation upon termination will be the equivalent of those of his predecessor, which provided for severance payment equal to one year’s salary in the event of termination without cause.

Pursuant to an Employment Agreement, dated as of August 10, 2010, between the Company and James O. McKenna, Mr. McKenna serves as the Company’s Chief Financial Officer and Treasurer.

Pursuant to a Retention Agreement, dated as of August 10, 2010, between the Company and Mr. McKenna, the Company paid $175,000 to Mr. McKenna on March 1, 2011 upon the satisfactory completion of the performance period. $125,000 of this amount is reflected in the “General and administrative expenses” in the statement of operations for the six month period ended March 31, 2011.

On March 7, 2011, the Compensation Committee of the Company’s Board of Directors approved changes in the terms of compensatory arrangements with Mr. McKenna under his employment agreement with the Company, subject to and effective upon his relocation to California in connection with moving the Company’s executive offices to Los Angeles, which condition was subsequently satisfied (refer to Part II, Item 5. Other Information of this Form 10-Q).  The changes relate to salary, housing allowance/relocation, and termination, as described below, as well as an extension of the initial term of employment to December 31, 2012.  Other terms of the executive’s employment agreement remain unchanged.

Salary: increase of base salary to $225,000 per annum from $175,000 per annum.

Housing Allowance/Relocation: (i) Payment of a housing allowance of $7,500 per month, or $90,000 per annum.  The allowance will be phased out over time according to a schedule approved by the Compensation Committee.  (ii) Reimbursement of the executive’s reasonable out-of-pocket costs incurred in the relocation, including current monthly expense in respect of his existing lease of his house in Florida until the earlier of lease termination or expiration in August 2011.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Termination of Employment.  In case of termination for good reason or without cause, in either case within the first 36 months after relocation, reimbursement for out-of-pocket costs incurred in connection with a return to Florida, including reimbursement of rent paid on executive's California residence, not exceed 12 months of such expense.

The foregoing summary is qualified in its entirety by the terms of executive’s new employment agreement, which is attached as an exhibit to this Quarterly Report on Form 10-Q; see Part II, Item 5. Other Information.

Guarantee Obligation

In February 2010, Forward Switzerland, a wholly owned subsidiary, and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, which succeeds a substantially similar agreement (except as to the amount and term of the undertaking) between the parties that expired on December 31, 2009, the subsidiary agreed to provide an undertaking in the form of a bank letter of guarantee to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on the subsidiary's behalf. As of February 1, 2010, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to Û75,000 (equal to approximately $107,000 as of March 31, 2011) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  The subsidiary would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement the subsidiary agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. The term of the bank letter of guarantee will be renewed automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of the subsidiary and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, the subsidiary has granted the Swiss bank a security interest on all of the subsidiary’s assets on deposit with, held by, or credited to the subsidiary’s accounts with, the Swiss bank (approximately $731,000 at March 31, 2011). As of March 31, 2011, the Company had not incurred a liability in connection with this guarantee.

NOTE 10   LEGAL PROCEEDINGS

            From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2011, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11   LETTER OF INTENT

            On November 16, 2010 the Company entered into a Letter of Intent to acquire Flash Ventures, Inc. (“Flash”) a Delaware corporation and a distributor of consumer electronics peripherals and accessories (refer to Note 12 – Subsequent Events). Prior to entering into the letter of intent, in November 2010, the Company had recorded approximately $377,000 in sales to Flash under its customary terms of sale.

NOTE 12   SUBSEQUENT EVENTS

            On April 14, 2011, the Company terminated its Letter of Intent to acquire Flash.

In April 2011, the Company relocated its executive offices from Pompano Beach, Florida to offices in Santa Monica, California, which consists of approximately 3,400 square feet for which the Company rents at $13,500 per month under lease agreements, which expire in October 2016.

On May 10, 2011, the Company has been granted a license to establish a branch office in the Jebel Ali Free Zone of the United Arab Emirates to facilitate product sales in the EMEA Region. Under the license, the Company rents approximately 638 square feet of office space at annual rate of AED118,580 (approximately $32,000 at March 31, 2011) through May 2012.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  The following discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2011 (the “2011 Quarter”), with those for the three months ended March 31, 2010 (the “2010 Quarter”) and our consolidated results of operations for the six months ended March 31, 2011 (the “2011 Period”) with those for the six months ended March 31, 2010 (the “(2010 Period”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following management’s discussion and analysis includes “forward-looking statements” (as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995).  These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future.  Such forward looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward-looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward-looking statements contained in this Quarterly Report are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those we assumed and assessed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and those identified in “Risk Factors” in Item 1A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, could cause our future operating results to differ materially from those set forth in any forward looking statement. Such factors include, among others, the following: our ability to maintain constructive commercial relationships with our key customers, including during periods of economic downturns generally or downturns/volatility in their specific businesses; the impacts on our financial condition, results of operations, and business prospects arising from making an acquisition or failing to make an acquisition; management’s ability to successfully execute its business plan and strategy and whether gains in net sales arising from this strategy, if any, will be adequate to offset increased operating expense incurred in executing the strategy; our success in winning new business from our customers and against competing vendors; whether replacement programs that we win will be more or less successful or profitable than those that are replaced; levels of demand and pricing generally for blood glucose monitoring devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; OEM customers’ decisions to reduce or eliminate their practice of including our carry case accessories in-box; the loss of key sales employees upon whom relationships with key OEM customers depend; general economic and business conditions, nationally and internationally in the countries in which we do business; the continuation or resumption of global economic recession; the failure of one or more of our suppliers; failures in our ability to maintain adequate quality control in our products; demographic changes; changes in technology, including developments in the treatment or control of diabetes that adversely affect the incidence of use and replacement rates of handheld blood glucose monitors by diabetics; increased competition in the business of distribution of carry solutions for handheld electronic devices generally or increased competition to include carry solutions with products manufactured by our OEM customers in particular; the failure of borrower Flash Ventures to repay amounts borrowed under the note receivable owed us as and when due; changes affecting the business or business prospects of one or more of our principal OEM customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this Annual Report and our other reports filed with the Commission.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate contained herein or in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward looking statement.

Forward Industries, Inc.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

BUSINESS OVERVIEW

We design, market, and distribute carry and protective solutions primarily for hand held electronic devices, including medical monitoring and diagnostic kits, bar code scanners, GPS and location devices, cellular telephones, laptop computers, and MP3 players. Our technology solutions include soft-sided carrying cases, bags, clips, hand straps, protective plates and skins, and other accessories.  We also design, market and distribute carry and protective solutions for other consumer products such as firearms, sporting and recreational products, and aeronautical products.  Our customers are original equipment manufacturers, or “OEMs”, of these electronic and other consumer products (or the contract manufacturing firms of these OEM customers) that either package our carry solution products as accessories “in box” together with their product offerings, or to a much lesser extent, sell them through their retail distribution channels. We do not manufacture any of the products that we design, market, and distribute.  We source substantially all products we market and distribute from independent suppliers in China.  Our suppliers custom manufacture our carrying solutions and related products to our order, based on our designs and know-how, and to our customers’ specifications.

In August 2010, we appointed a new chairman of the board and a new chief executive officer who, respectively, succeeded the outgoing acting chairman of the board and chief executive officer under the terms of a Settlement Agreement, as more fully described in our most recent proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder MattersÑSettlement Agreement” and in our Current Report on Form 8-K filed with the Commission on August 16, 2010.

Trends and Economic Environment

Our new management team has made a commitment to (i) growing our OEM business and (ii) pursuing a marketing- and product development-driven business model.  The second part of this strategy involves initiatives to expand our product offerings and to develop a retail distribution channel, in addition to our OEM channel.  In executing the second part of this strategy, we have begun to incur, and we are likely to continue to incur, significantly increased selling, general, and administrative expenses as we devote resources to recruit and compensate experienced sales and operations professionals and to develop and/or acquire new product offerings and a retail sales capability. We believe that the realization of the benefits of these initiatives will depend on our ability to execute our strategy, succeed in product development, and develop retail distribution.  We anticipate that a successful impact on our results of operations will be determined by the speed in which we can bring new products to market and by the success and acceptance of these products in the marketplace.  Insofar as most of our new sales and marketing professionals were not hired until well into the 2011 Quarter, succeeding reporting periods will begin to reflect more fully the expense side of investments in our strategy, while the anticipated benefits of increased sales from those hires will take longer to be realized.

We believe that this may be particularly the case in view of our decision to terminate the letter of intent with respect to the acquisition of Flash Ventures, a distributor and developer of consumer electronics accessories, announced in December 2010.  We had anticipated that such acquisition would provide us with a retail distribution channel and an initial product line to sell through that channel.  The termination of the letter of intent has, in the near term, led our management to pursue such channel and product diversification goals by internal growth and development and selective technology joint ventures, while maintaining an openness to pursue an acquisition in the best interests of shareholders.

Forward Industries, Inc.

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

We discuss the material accounting policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, under the caption “Management’s Discussion and AnalysisÑCritical Accounting Policies and Estimates”.  There has been no material change in critical accounting policies or estimates since September 30, 2010, except those described below

The notes to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2010, and the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to our overall financial performance, operations and financial position.

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

Forward Industries, Inc.

RESULTS OF OPERATIONS FOR THE 2011 QUARTER COMPARED TO THE 2010 QUARTER

Net income

We recorded a net loss of $0.6 million in the 2011 Quarter, compared to a net loss of $0.1 million in the 2010 Quarter. The widening of net loss in the 2011 Quarter resulted from higher operating expenses, offset, in part, by higher gross profit on higher sales and higher other income, as shown in the table below:

Main Components of Net Loss For Three Months Ended March 31
	(thousands of dollars)
	2011 Quarter	2010 Quarter	Increase (Decrease)
Net Sales.....................................................................................................	$4,996	$4,420	$576

Gross Profit.................................................................................................	1,154	994	161
Selling Expenses........................................................................................	(662)	(533)	129
General and Administrative Expenses	(1,100)	(552)	548
Other Income (Expense)............................................................................	53	(21)	74
Provision (benefit) from Income Taxes...................................................	--	--	--
Net Loss*....................................................................................................	($555)	($112)	$443

* Table may not total due to rounding.

Basic and diluted per share data was a loss of ($0.07) for the 2011 Quarter, compared to a loss of ($0.01) for the 2010 Quarter. The greater loss in the 2011 Quarter compared to the 2010 Quarter was due to the increase in net loss.

Net Sales

Net sales increased $0.6 million, or 13%, to $5.0 million in the 2011 Quarter from $4.4 million in the 2010 Quarter, due to higher sales of Diabetic Products and Other Products, which increased $0.4 million and $0.2 million, respectively, in the 2011 Quarter. The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2011 Quarter 3 Months ended March 31, 2011 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$2.3	$0.6	$1.0	$3.9
Other Products.......................................	0.2	0.7	0.1	1.1
Total*	$2.5	$1.3	$1.2	$5.0

Net Sales for 2010 Quarter 3 Months ended March 31, 2010 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$1.9	$0.8	$0.8	$3.6
Other Products.......................................	0.2	0.5	0.2	0.9
Total*	$2.1	$1.4	$1.0	$4.4

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

Sales of cases and related accessories for blood glucose monitoring kits increased $0.4 million, or 11%, to $3.9 million in the 2011 Quarter, from $3.6 million in the 2010 Quarter. This increase was due primarily to higher sales to one major diabetic product customer. Fluctuations in sales to our two other principal OEM diabetic customers offset each other, as reflected in the table below, which sets forth our sales by diabetic product customer for the periods indicated.

(millions of dollars)
	2011 Quarter	2010 Quarter	Increase (Decrease)
Diabetic Customer A......................................................	$2.2	$1.9	$0.3
Diabetic Customer B......................................................	0.8	0.9	(0.1)
Diabetic Customer C......................................................	0.7	0.7	0.1
All other Diabetic Customers.......................................	0.1	0.1	--
Totals*.....................................................................	$3.9	$3.6	$0.3

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 79% of our total net sales in the 2011 Quarter compared to 80% of our total net sales in the 2010 Quarter.

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

Forward Industries, Inc.

Sales of other products increased $0.2 million, or 23%, to $1.1 million in the 2011 Quarter from $0.9 million in the 2010 Quarter. This increase was due primarily to first time sales to several new customers in Fiscal 2011 of $ 0.2 million in the 2011 Quarter, in the aggregate. Smaller increases and decreases in a number of existing customers offset each other, none of which changes individually is material.

Sales of other products represented 21% of our net sales in the 2011 Quarter compared to 20% of net sales in the 2010 Quarter.

Gross Profit

Gross profit of $1.2 million in the 2011 Quarter increased $0.2 million, or 16%, from $1.0 million in the 2010 Quarter. This improvement resulted primarily from the $0.6 million, or 13%, increase in sales revenues (refer to “Net Sales” section above), and to a lesser extent, from declines in Hong Kong costs, as well as freight, duties, and customs, which components are included as components of our costs of goods sold. These improvements were offset, in part, by a 3% increase in our materials costs as a percentage of sales due to the introduction of certain new products for first time customers into our product mix as described above under “Other Product Sales”.

Gross profit as a percentage of net sales was 23% in the 2011 Quarter and 22% in the 2010 Quarter.

Selling Expenses

Selling expenses of $0.7 million in the 2011 Quarter increased $0.1 million, or 24%, from the 2010 Quarter primarily due to an increase in personnel costs and related travel and entertainment expenses of $82 thousand, and to a lesser extent, an increase in promotion and sampling costs of $38 thousand.

General and Administrative Expenses

General and Administrative expenses increased $0.5 million, or 99%, to $ 1.1 million in the 2011 Quarter from $0.5 million in the 2010 Quarter due primarily to the following:

  a $0.4 million increase in personnel costs including: recruitment and signing fees; travel and entertainment expense; accrued retention bonus payable to an executive; increased payroll taxes and benefits attributable to personnel hires, bonus, and salary increases; hire of additional information technology, operations, and accounting personnel; relocation reimbursement payable to an executive; and accrual of share based compensation;

  a $0.1 million increase in professional fees (primarily legal, and to a lesser extent, financial and accounting) primarily in connection with acquisition efforts.

  and a $33 thousand increase in office and telecommunications costs.

Other Income (Expense)

Other income (expense), consisting of interest income on cash and cash equivalent balances and on the Flash note receivable (refer to Note 3 — Note Receivable), as well as foreign currency transaction gains and losses, improved $74 thousand from $21 thousand of expense in the 2010 Quarter to $53 thousand of income in the 2011 Quarter. This was primarily due to a $53 thousand change from a foreign currency transaction loss to a gain in the 2011 Quarter, and to a lesser extent, to an increase in interest income of $21 thousand during the 2011 Quarter (resulting from interest income accrued in respect of the Flash note receivable). Exchange rate changes on foreign currency cash balances were not material in either the 2011 Quarter or the 2010 Quarter.

Net Loss

Net loss of $0.6 million in the 2011 Quarter increased $0.4 million from a net loss of $0.1 million in the 2010 Quarter as a result of the changes as described above.

Forward Industries, Inc.

RESULTS OF OPERATIONS FOR THE 2011 PERIOD COMPARED TO THE 2010 PERIOD

Net loss

We recorded a net loss of $0.5 million in the 2011 Period, compared to a net loss of $0.3 million in the 2010 Period. The widening of net loss in the 2011 Period resulted from higher operating expenses, offset, in part, by higher gross profit on higher sales and to a lesser extent higher other income, as shown in the table below:

Main Components of Net Loss for the Six Months Ended March 31
	(thousands of dollars)
	2011 Period	2010 Period	Increase (Decrease)
Net Sales.....................................................................................................	$10,964	$8,546	$2,418

Gross Profit.................................................................................................	2,531	1,918	613
Selling Expenses........................................................................................	(1,103)	(992)	112
General and Administrative Expenses....................................................	(2,012)	(1,211)	801
Other Income (Expense)............................................................................	47	(14)	61
Provision (benefit) from Income Taxes...................................................	--	--	--
Net Loss*....................................................................................................	($537)	($299)	$238

* Table may not total due to rounding.

Basic and diluted per share data was a loss of ($0.07) for the 2011 Period, compared to a loss of ($0.04) for the 2010 Period. The decline in the 2011 Period compared to the 2010 Period was due to the increase in net loss.

Net Sales

Net sales increased $2.4 million, or 28%, to $11.0 million in the 2011 Period from $8.5 million in the 2010 Period, due to higher sales of Diabetic Products and Other Products, which increased $1.5 million and $0.9 million, respectively, in the 2011 Period. The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2011 Period 6 Months ended March 31, 2011 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$4.8	$1.3	$2.0	$8.2
Other Products.......................................	0.4	1.9	0.5	2.8
Total*	$5.2	$3.3	$2.5	$11.0

Net Sales for 2010 Period 6 Months ended March 31, 2010 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$3.5	$1.7	$1.5	$6.6
Other Products.......................................	0.4	1.3	0.2	1.9
Total*	$4.0	$3.0	$1.6	$8.6

* Tables may not total due to rounding.

Diabetic Product Sales

Sales of cases and related accessories for blood glucose monitoring kits increased $1.5 million, or 23%, to $8.2 million in the 2011 Period, from $6.6 million in the 2010 Period. This increase was due primarily to higher sales to one major diabetic product customer as well as smaller increases to our two other principal OEM diabetic customers, as reflected in the table below, which sets forth our sales by diabetic product customer for the periods indicated.

(millions of dollars)
	2011 Period	2010 Period	Increase (Decrease)
Diabetic Customer A......................................................	$4.7	$3.5	$1.2
Diabetic Customer B......................................................	1.8	1.8	0.1
Diabetic Customer C......................................................	1.5	1.2	0.3
All other Diabetic Customers.......................................	0.2	0.1	--
Totals*.....................................................................	$8.2	$6.6	$1.5

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 75% of our total net sales in the 2011 Period compared to 78% of our total net sales in the 2010 Period.

Other Product Sales

Sales of other products increased $0.9 million, or 45%, to $2.8 million in the 2011 Period from $1.9 million in the 2010 Period. Included in this amount, and the largest single sale of Other Products for the 2011 Period, is $0.4 million of sales to Flash Ventures, Inc. (refer to Note 11 — Letter of Intent). The balance of this increase was due primarily to first time sales to several new customers in the 2011 Period of $0.5 million, in the aggregate. In addition to new customer sales, fluctuations in existing customer sales between the 2011 Period and 2010 Period offset each other. Existing customer sales included increases of $0.3 million and $0.1 million to two major customers, respectively. All other customer sales fluctuations between the 2011 Period and 2010 Period were immaterial.

Sales of other products represented 25% of our net sales in the 2011 Period compared to 22% of net sales in the 2010 Period.

Forward Industries, Inc.

Gross Profit

Gross profit of $2.5 million in the 2011 Period increased $0.6 million, or 32%, from $1.9 million in the 2010 Period. This improvement resulted primarily from the $2.4 million, or 28%, increase in sales revenues (refer to “Net Sales” section above), and to a much lesser extent, from a decrease in Hong Kong costs and warehousing and handling costs (both of which are included as components of our costs of goods sold). These improvements were offset, in part, by a 3% increase in our materials costs as a percentage of sales due to the introduction of certain new products for first time  customers into our product mix as described above under “Other Product Sales”.

Gross profit as a percentage of net sales was 23% in the 2011 Period compared to 22% in the 2010 Period.

Selling Expenses

Selling expenses of $1.1 million in the 2011 Period increased $0.1 million, or 11%, from the 2010 Period due primarily to additional costs incurred in restructuring our sales force, increased sampling activity, and lesser increases in other components of selling expenses.

General and Administrative Expenses

General and Administrative expenses increased $0.8 million, or 66%, to $2.0 million in the 2011 Period from $1.2 million in the 2010 Period due primarily to the following:

  a $0.6 million increase in personnel costs, including the following: hire of additional information technology, operations, and accounting personnel; accrued retention bonus payable to an executive; recruitment and signing fees; travel and entertainment expense; increased payroll taxes and benefits attributable to personnel hires, bonus, and salary increases; accrual of share based compensation; and relocation expense payable to an executive.;

  a $0.1 million increase in professional fees (primarily legal, and to a lesser extent, financial and accounting) primarily in connection with the Flash acquisition effort;

  a $67 thousand increase in public costs (including $27 thousand of consulting services for executive compensation analysis, $29 thousand of director fees, share-based compensation, and expense reimbursements, and $6 thousand of director and officer insurance expense);

  and $45 thousand increase in computer expense and telecommunications costs incurred in connection with upgrading our IT equipment and restructuring our information technology platform.

Other Income (Expense)

Other income (expense), consisting of interest income on cash and cash equivalent balances and on the Flash note receivable (refer to Note 3 — Note Receivable), as well as foreign currency transaction gains and losses, improved $61 thousand from $14 thousand of expense in the 2010 Period to $47 thousand of income in the 2011 Period. This was primarily due to a $55 thousand change from a foreign currency transaction loss to a gain in the 2011 Period, and to a lesser extent, to an increase in interest income of $6 thousand during the 2011 Period (resulting from interest income accrued in respect of the Flash note receivable). Exchange rate changes on foreign currency cash balances were not material in either the 2011 Period or the 2010 Period.

Net Loss

Net loss increased to $0.5 million in the 2011 Period compared to $0.3 million in the 2010 Period as a result of the changes as described above.

Forward Industries, Inc.

LIQUIDITY AND CAPITAL RESOURCES

                During the 2011 Period, we used $1.1 million of cash in operations compared to a use of $0.4 million in the 2010 Period. Net cash used in operating activities in the 2011 Period consisted of net loss of $0.5 million, adjusted by $0.2 million for non-cash items, and reduced by changes in working capital items of $0.8 million. As to working capital items, uses of cash in operating activities in respect of decreases in accounts payable, and accrued expenses and other current liabilities were $0.6 million and $0.3 million, respectively. Increases in inventories and prepaid and other assets (current and long-term) of $0.2 million and $0.1 million, respectively, also contributed to uses of cash. These changes were offset, in part, by a decrease in accounts receivable of $0.4 million, which generated cash in operating activities. The decreases in accounts payable is due to lower materials purchases made in the 2011 Quarter compared to the three months ended September 30, 2011, which are driven by sales orders activity. The decrease in accounts receivable is due to lower sales recorded in the 2011 Quarter compared to the three months ended September 30, 2011. The decrease in accrued expenses and other current liabilities is primarily due to payments made during the 2011 Period in respect of items accrued as of September 30, 2010: (i) $125 thousand in severance payments to a former officer of the Company under the August 2010 Settlement Agreement; (ii) $142 thousand in shareholder settlement costs under the August 2010 Settlement Agreement; (iii) $123 thousand in sales commissions; and (iv) $150 thousand in wages. The increase in inventories is a result of purchases made in support of sales orders received. The increase in prepaid and other assets (current and long term) is due to prepaid tooling and mold costs in support of firm purchase orders.

                In the 2010 Period, operating activities used $0.4 million of cash, consisting of a net loss of $0.3 million (reduced by $0.2 million for non-cash items), and $0.3 million for net changes in working capital items. Changes in inventories and accounts receivable of $0.2 million and $0.4 million, respectively, primarily contributed to the net cash used by operating activities. These uses of working capital were partially offset primarily by changes in accounts payable and accrued expenses and other current liabilities.

                In the 2011 Period, net investing activities used $1.1 million, consisting of $1.0 million loaned to Flash Ventures, Inc. evidenced by a note receivable (refer to Note 3 — Note Receivable) and $75 thousand in purchases of property and equipment, primarily computer and telecommunications hardware and software. There were no investing activities in the 2010 Period.

There were no financing activities in the 2011 Period or the 2010 Period.

At March 31, 2011, our current ratio (current assets divided by current liabilities) was 9.48; our quick ratio (current assets less inventories divided by current liabilities) was 9.0; and our working capital (current assets less current liabilities) was $20.7 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash and cash equivalents on hand. The primary demands on our working capital are: operating losses to the extent they occur and accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders with us and we order from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. Management’s recently announced business strategy includes (i) increasing the Company’s existing OEM business and (ii) expanding its product offerings and diversifying its distribution by moving into the retail channel. We anticipate that the termination of the proposed acquisition of Flash Ventures should signify a reduction if not elimination in what we anticipated would be substantial capital outlays (acquisition consideration) in investment activities in the near term.  However, the building out of our product offerings and establishing a retail distribution channel through internal growth and development may lengthen the period required to increase net sales revenues.  Accordingly, we anticipate significant uses of cash and capital resources as a result of one or more of the following developments in future periods: (i) increases in operating expenses in our implementation of management’s strategy (see “Trends and Economic Environment” above), in particular in increased selling and other personnel expenses, and, accordingly, the funding of likely operating losses; and (ii) use of capital in financing technology joint ventures in investing activities.   We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements.

Forward Industries, Inc.

In September 2002 and January 2004, our Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of our outstanding common stock. Under those authorizations, as of March 31, 2011, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million but none during Fiscal 2010 or the 2011 Period.

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

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2011, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

Please review our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, for a complete statement of “Risk Factors” that pertain to our business. Please refer to ITEM 2. CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 on page 20 of this Quarterly Report on Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of certain of such risk factors.

Forward Industries, Inc.

The following paragraphs set forth two risk factors from our Annual Report on Form 10-K for the year ended September 30, 2010, that are updated for purposes of this Quarterly Report and a third risk factor that was not included in said Annual Report.

We have previously announced our intention to diversify our business by means of acquisition or other business combination.

Our new management team’s business strategy is to grow our OEM business, expand product offerings and technology solutions, and develop or acquire retail distribution capability.   Consistent with this approach, in December 2010, we announced entry into a letter of intent to acquire Flash Ventures Inc., a distributor of consumer electronics peripherals and accessories (“Flash”). In April 2011 we elected to terminate such letter of intent and not make such acquisition.  The immediate consequence of this decision is that the anticipated payments of some combination of cash and issuance of our equity and/or debt securities will not be made, and the risks of the potential dilution to existing shareholders and the business risks that accompany any acquisition should not arise.

However, the risks of not making such an acquisition to acquire a retail channel and product development capability may be the increased time required to accomplish such goals through internal growth and development.  There can be no assurance that we will be successful in our efforts to achieve such goals through internal growth and development.

In any event, management continues to believe that, given the right acquisition target under satisfactory terms and conditions, it will continue to evaluate potential acquisitions.   There can be no assurance that we will be successful in our efforts to make any acquisition, or that any business that we do acquire or invest in will be profitable.  There can be no assurance as to the timing of a transaction, or that the market price of our common stock will not decline in response to any such transaction as may be effected or not effected.

Our business strategy is to develop and grow our existing business and to expand into retail; to the extent that operating expenses trend significantly higher before we realize higher revenues, our operating results may be adversely and materially affected.

                Our management team is pursuing a more marketing- and product development-driven business model to grow our existing business and expand product offerings, compared to the prior management team that was focused on maintaining the liquidity of the balance sheet as it assessed potential acquisitions.  In executing this strategy, we are likely to incur increased selling, general, and administrative expense as we devote increased resources to product sales and development and a retail presence, including resources to recruit and compensate experienced sales and marketing professionals.  Such increased expenses are likely to impact our income statement and reduce cash and equivalents before such efforts result in higher revenues, if at all, which may materially and adversely affect our results of operations.    It is possible that the achievement of higher revenues may well have been realized more quickly if the acquisition contemplated by the letter of intent were to have been consummated.  With the termination of the Flash letter of intent, the period of time of during which we incur higher operating expenses before we realize a higher level of sales commensurate with such expenses may be longer than we had forecast.  Realization of higher revenues that will result in improvement in our results of operations will depend on management’s ability to execute successfully on its strategy and business plan, as to which there can be no assurance.

                There is a risk that the funds we loaned to a third party will not be repaid.

Forward Industries, Inc.

In January 2011, pursuant to the terms of the letter of intent to acquire Flash referred to above, we agreed to make available a loan facility to Flash for working capital purposes in a maximum amount of $1,000,000.  The loan bears interest at 11% per annum on any unpaid principal, payable quarterly commencing March 31, 2011.  Principal of the note is payable upon maturity on December 1, 2011 (subject to acceleration in case of an event of default, as specified in the agreement), together with unpaid interest and any fees, expenses, and other amounts owing to the Company.   Flash was late in making the interest payment due March 31, 2011, but did make payment in full.  As with any debt obligation, there is a risk that the borrower will default and we as lender may not receive repayment in full of the funds loaned.  If this were to occur, it could have a material, adverse effect on our financial condition and reduce the amount of funds available to support our growth initiatives and other capital requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 2011 Quarter we did not issue or sell any securities that were not registered under the Securities Act of 1933.  During the 2011 Quarter we did not purchase any common stock or other equity securities pursuant to publicly announced plans or programs or otherwise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Effective April 1, 2011, the Company relocated its executive offices from 1801 Green Road, Pompano Beach, Florida to 3110 Main St., Suite 400, Santa Monica, California 90406.  For the near term, the Company is maintaining its Pompano Beach, FL facility as a product design location under the same lease terms as before.  The Santa Monica Facility is leased at an annual rent of $162 thousand per annum pursuant to customary lease terms.

As disclosed in our Current Report on Form 8-K, filed with the Commission on March 11, 2011, the Compensation Committee of the Board of Directors approved changes to the terms of the employment agreement between James O. McKenna, our Chief Financial Officer, and the Company.  See Note 9 of the Notes to Consolidated Financial Statements.  Such changes have subsequently been memorialized in a new employment agreement, dated as of April 1, 2011, which agreement is attached hereto as Exhibit 10.7.

On May 10, 2011, the Company has been granted a license to establish a branch office in the Jebel Ali Free Zone of the United Arab Emirates to facilitate product sales in the EMEA Region.

ITEM 6. EXHIBITS

10.7       Employment Agreement between the Company and James O. McKenna, dated as of April 1, 2011.

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

Dated: May 11, 2011
FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Brett M. Johnson
Brett M. Johnson
President/Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna
James O. McKenna
Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)