Form 10-Q
period 2011-06-30
FORWARD INDUSTRIES INC
filed 2011-08-11
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2011.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date August 10, 2011, was 8,087,886 shares.

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
"Forward US" refers to Forward Industries’ wholly owned subsidiary Forward Industries (IN), Inc. (formerly Koszegi Industries, Inc.), an Indiana corporation;
“Forward HK” refers to Forward Industries’ wholly owned subsidiary Forward Industries HK, Ltd., a Hong Kong corporation (formerly Koszegi Asia Ltd.);
“Forward Switzerland” refers to Forward Industries’ wholly owned subsidiary Forward Industries (Switzerland) GmbH (formerly Forward Innovations GmbH), a Swiss corporation;

“Forward JAFZA” refers to Forward Industries’ registered branch office in the Jebel Ali Free Zone of the United Arab Emirates;

“Forward APAC” refers to Forward Industries’ wholly owned subsidiary Forward Asia Pacific Limited, a Hong Kong corporation; “GAAP” refers to accounting principles generally accepted in the United States;
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“2011 Quarter” refers to the three months ended June 30, 2011;

“2010 Quarter” refers to the three months ended June 30, 2010;

“2011 Period” refers to the nine months ended June 30, 2011;

“2010 Period” refers to the nine months ended June 30, 2010;

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

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents...........................................................................................	$15,459,220	$18,471,520
Accounts receivable, net ..............................................................................................	4,932,793	4,621,181
Inventories, net...............................................................................................................	1,287,553	1,036,386
Notes receivable.............................................................................................................	1,218,269	--
Prepaid expenses and other current assets................................................................	481,485	240,651
Total current assets..........................................................................................	23,379,320	24,369,738

Property and equipment, net.........................................................................................	206,846	115,205
Other assets.....................................................................................................................	108,601	46,032
Total Assets........................................................................................................................	$23,694,767	$24,530,975

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$2,850,614	$2,439,273
Accrued expenses and other current liabilities...........................................................	587,028	885,332
Total liabilities...................................................................................................	3,437,642	3,324,605

Commitments and contingencies....................................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued and outstanding.......................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,794,296 and 8,761,629 shares issued; and 8,087,886 and 8,055,219 shares outstanding, respectively........................	87,943	87,616
Capital in excess of par value........................................................................................	16,739,607	16,469,142
Retained earnings............................................................................................................	4,689,632	5,909,669
Treasury stock, 706,410 shares at cost........................................................................	(1,260,057)	(1,260,057)
Total shareholders’ equity...............................................................................................	20,257,125	21,206,370
Total liabilities and shareholders’ equity......................................................................	$23,694,767	$24,530,975

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales.........................................................................	$6,156,543	$5,058,392	$17,121,017	$13,604,845
Cost of goods sold.........................................................	4,717,260	3,787,101	13,150,934	10,415,616
Gross profit...................................................................	1,439,283	1,271,291	3,970,083	3,189,229

Operating expenses:
Sales and marketing..............................................	950,328	556,749	2,053,767	1,548,307
General and administrative..................................	1,258,564	690,163	3,270,475	1,901,698
Total operating expenses............................	2,208,892	1,246,912	5,324,242	3,450,005

(Loss) income from operations.................................	(769,609)	24,379	(1,354,159)	(260,776)

Other income (expense):
Interest income.....................................................	33,798	6,927	69,201	35,959
Other (expense) income, net..............................	(2,963)	(14,306)	8,871	(57,363)
Total other income (expense)...................	30,835	(7,379)	78,072	(21,404)

Net (loss) income before taxes	(738,774)	17,000	(1,276,087)	(282,180)
Benefit from income taxes	56,050	--	56,050	--
Net (loss) income ......................................................	$(682,724)	$17,000	$(1,220,037)	$(282,180)

Net (loss) income per common and common equivalent share
Basic and diluted...............................................	($0.08)	$0.00	($0.15)	($0.04)

Weighted average number of common and common equivalent shares outstanding
Basic .................................................................	8,087,139	7,987,285	8,077,803	7,964,070
Diluted..............................................................	8,087,139	8,149,837	8,077,803	7,964,070

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2011	2010
Operating activities:
Net loss....................................................................................................................................	($1,220,037)	($282,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation...............................................................................................	270,792	165,908
Depreciation and amortization..........................................................................................	45,415	40,990
Provision for obsolete inventory.....................................................................................	15,692	16,913
Loss on disposal of property and equipment................................................................	15,373	2,227
Provision for bad debts.....................................................................................................	1,222	8,875
Changes in operating assets and liabilities:
Accounts receivable..........................................................................................................	(312,834)	(916,765)
Inventories...........................................................................................................................	(266,859)	(397,676)
Prepaid expenses and other current assets....................................................................	(269,103)	(89,832)
Other assets.........................................................................................................................	(62,569)	13,500
Accounts payable..............................................................................................................	411,341	864,995
Accrued expenses and other current liabilities..............................................................	(298,304)	279,620
Net cash used in operating activities	(1,669,871)	(293,425)

Investing activities:
Issuance of notes receivable................................................................................................	(1,190,000)	--
Purchases of property and equipment................................................................................	(152,429)	--
Net cash used in investing activities	(1,342,429)	--

Financing activities:
Proceeds from exercise of stock options.. .................	--	67,000
Net cash provided by financing activities	--	67,000
Net decrease in cash and cash equivalents...............	(3,012,300)	(226,425)
Cash and cash equivalents at beginning of period...........................................................	18,471,520	20,103,502

Cash and cash equivalents at end of period.......................................................................	$15,459,220	$19,877,077

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Income Taxes.................................................................................................................	$77,104	$2,052

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer of specialty promotional items. The Company designs, markets, and distributes carry and protective solutions primarily for hand held electronic devices, including soft-sided carrying cases, bags, clips, hand straps, protective plates and skins, and other accessories for medical monitoring and diagnostic kits, bar code scanners, GPS and location devices, and cellular telephones. The Company also designs, markets, and distributes carry and protective solutions for other consumer products such as laptop computers, MP3 players, firearms, sporting, recreational, and aeronautical products.  The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), of these products that either package our products as accessories “in box” together with their product offerings or sell them through their retail distribution channels. OEM customers are located in Europe, the APAC Region, and the Americas.  The Company is currently developing retail distribution channel capability for products broadly similar to those distributed to its OEM clients.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, the amounts of which may significantly exceed FDIC insured limits, and in Europe. At June 30, 2011, this amount was approximately $15.3 million. Historically, the Company has not experienced any losses due to such cash concentrations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived credit worthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of customers are generally net thirty (30) days to net sixty (60) days; however, the Company typically extends to its largest customers payment terms up to 90 days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers.  None of these customers or their contract manufacturers is or has been in default to the Company, and payments are generally received from them on a timely basis. Two customers, including their affiliates and contract manufacturers, accounted for approximately 62% and 75% of the Company’s accounts receivable at June 30, 2011 and September 30, 2010, respectively. At June 30, 2011 and September 30, 2010, the allowance for doubtful accounts was approximately $19,000.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At June 30, 2011 and September 30, 2010, the allowances for obsolete inventory were approximately $41,000 and $28,000, respectively.

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the three-month periods ended June 30, 2011 and 2010, the Company recorded approximately $17,000 and $13,000 of depreciation and amortization expense, respectively. For the nine-month periods ended June 30, 2011 and 2010, the Company recorded approximately $45,000 and $41,000 of depreciation and amortization expense, respectively. Depreciation and amortization for production related property and equipment is included as a component of costs of goods sold in the accompanying consolidated statements of operations. Depreciation and amortization for selling and general and administrative related property and equipment is included as a component of operating expenses in the accompanying consolidated statements of operations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.   See Note 6 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statement of operations. For the three and nine-month periods ended June 30, 2011 and 2010 presented in the accompanying consolidated statements of operations, no income tax related interest or penalties were assessed or recorded.

Revenue Recognition

We generally recognize revenue from product sales to customers when: (1) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) collection of the related accounts receivable is reasonably assured.

Shipping and Handling Costs

The Company classifies shipping and handling costs (including inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs associated with the Company’s Hong Kong distribution facility and network) as a component of cost of goods sold in the accompanying consolidated statements of operations.

Advertising Expenses

Advertising costs, consisting primarily of samples, tradeshow fees and expenses, and website development costs, are expensed as incurred. Advertising costs are included in selling expenses in the accompanying consolidated statements of operations and amounted to approximately $42,000 and $35,000 for the three-month periods ended June 30, 2011 and 2010, respectively, and $125,000 and $84,000 for the nine-month periods ended June 30, 2011 and 2010, respectively.

Foreign Currency Transactions

The functional currency of the Company and each of its wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations. Foreign currency transaction results were approximately $11,000 and ($14,000) in gains (losses) for the three-month periods ended June 30, 2011 and 2010, respectively, and approximately $21,000 and ($57,000) in gains (losses) for the nine-month periods ended June 30, 2011 and 2010, respectively. The Company’s foreign currency transaction gains and losses are primarily the result of Euro denominated sales to certain customers.

Comprehensive Loss

For the three and nine-month periods ended June 30, 2011 and 2010, the Company did not have any material components of comprehensive loss other than net loss.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Share-Based Payment Expense

The Company recognizes share-based equity compensation in its consolidated statements of operations at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 5 Share-Based Compensation.

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (Accounting Standards Update (ASU) No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)

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

NOTE 3     NOTES RECEIVABLE

            In connection with the Company’s letter of intent to acquire Flash Ventures, Inc. (Flash), see Note 11 to these Notes to Financial Statements, on January 5, 2011, the Company entered into a loan agreement with Flash Ventures to provide a credit facility of up to $1,000,000.  Pursuant to the agreement Flash executed an unsecured, unsubordinated term note in favor of the Company, bearing interest at 11% per annum on any unpaid principal, payable quarterly commencing March 31, 2011.  Principal of the note is payable upon maturity on December 1, 2011 (subject to acceleration in case of an event of default, as specified in the agreement), together with unpaid interest and any fees, expenses, and other amounts owing to the Company.  On January 6, 2011 and January 19, 2011, Flash drew $600,000 and $400,000, respectively, in funds under the note, leaving no further funding available. Repayment of the amounts borrowed under the agreement and note are not contingent on reaching a definitive acquisition agreement pursuant to the letter of intent, which was terminated on April 14, 2011.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 3  RECEIVABLE (CONTINUED)

On June 22, 2011, the Company loaned $190,000 to a prospective joint venture partner, a developer of protective cases for the consumer electronics industry, in consideration of its issuance of an unsecured, short-term promissory note in such principal amount.. The promissory note bears interest at 9% per annum on any unpaid principal. The principal amount, together with accrued and unpaid interest, is payable in full on or before maturity on September 22, 2011.  Based on the representation of the prospective partner, proceeds of the loan are being used for working capital purposes related to the proposed joint venture.  See Note 12 – Subsequent Events.

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

Stock Repurchase

In September 2002 and January 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of June 30, 2011, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three and nine-month periods ended June 30, 2011 and 2010.

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the nine-month period ended June 30, 2011 are summarized below:

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock
Balance at September 30, 2010	$87,616	$16,469,142	$5,909,669	($1,260,057)
Share based compensation.............	327	270,465	--	--
Net loss..............................................	--	--	(1,220,037)	--
Balance at June 30, 2011	$87,943	$16,739,607	$4,689,632	($1,260,057)

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     SHARE BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011 shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, and employees. In March 2011, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved awards of stock options to purchase an aggregate of 305,000 shares of common stock to certain of the Company’s current executive officers and certain employees (245,000 shares) and to current non-employee directors (60,000 shares). As of June 30, 2011, the total shares of common stock available for grants of equity awards under the 2011 Plan was 565,000. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended, in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. As of June 30, 2011, the total shares of common stock available for grants of equity awards under the 2007 Plan was 20,366. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

During the quarter ended March 31, 2011, the Compensation Committee modified an option grant of 200,000 shares to an executive in 2010 by adjusting the vesting schedule to be consistent with options granted to other executives and employees of the Company in March 2011.  Accordingly, said option grant, which previously contained a vesting provision of 20% per year, has been modified to 50% in year 3, 25% in year 4 and 25% in year 5.  This modification has no impact on total compensation recorded on these grants.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted  prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at June 30, 2011.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards

Under the 2011 and 2007 Plans, the Compensation Committee has approved awards of stock options to purchase an aggregate of 957,500 shares of common stock to the Company’s current (except for a director newly elected in May 2011) and certain former non-employee directors, and to current and certain former Company officers, of which awards covering 40,000 shares from the 2007 Plan and 20,000 shares from the 2011 Plan of common stock expired unexercised, with such shares reverting to the respective plans and eligible for grant. Of these awards grants covering 685,000 shares were made during the nine-month period ended June 30, 2011. The exercise prices of the awards granted was, in each case equal, to the closing market value of the Company’s common stock on the Nasdaq Stock Market on the various grant dates.

The Company recognized approximately $132,000 and $30,000 of compensation expense for stock option awards in its consolidated statements of operations for the three-month periods ended June 30, 2011 and 2010, respectively, and $272,000 and $78,000 for the nine-month periods ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was approximately $1,179,000 of total unrecognized compensation cost related to 690,000 shares of unvested stock option awards granted under the 2007 and 2011 Plans. That cost is expected to be recognized over the remainder of the weighted average vesting period (extending to March 2016).

The following table summarizes stock option activity under the 2011 Plan, 2007 Plan, from September 30, 2010 through June 30, 2011 (there was no activity during such period in respect of 1996 Plan grants):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	187,500	$3.66	8.3
Granted...........................................	685,000	3.67	9.2
Exercised........................................	--	--	--
Forfeited.........................................	30,000	3.73	--
Expired............................................	--	--	--
Outstanding at June 30, 2011	842,500	$3.67	9.1	$47,300

Options expected to vest....................	842,500	$3.67	9.1	$47,300

Options vested and exercisable at June 30, 2011................................	152,500	$3.69	7.3	$44,100

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

During the nine-month periods ended June 30, 2011 and 2010, the Company granted 685,000 and 87,500 stock options at weighted average grant date fair values of $2.09 and $2.35, respectively.

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

Restricted Stock Awards

Under the 2007 Plan, as of June 30, 2011, the Compensation Committee has approved and granted awards of 183,500 shares of restricted stock, in the aggregate, to certain key employees. Of these awards, 133,335 have vested and 16,366 shares of restricted stock were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. No awards of restricted stock were made during the nine months ended June 30, 2011.  Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates of the grant date, typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the closing market value of the Company’s common stock as quoted on the Nasdaq Stock Market on the grant date. During the three-month periods ended June 30, 2011 and 2010, the Company recognized approximately ($15,000) and $28,000, respectively, of compensation in its consolidated statements of operations related to restricted stock awards. During the nine-month periods ended June 30, 2011 and 2010, the Company recognized approximately ($1,000) and $87,000, respectively, of compensation cost in its consolidated statements of operations related to restricted stock awards.  The compensation recognized in the three - month period ended June 30, 2011 reflects a forfeiture adjustment, which has reduced the amount of expense.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     SHARE BASED COMPENSATION (CONTINUED)

 Restricted Stock Awards (continued)

The following table summarizes restricted stock activity under the 2007 Plan from September 30, 2010, through June 30, 2011.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2010.................................	79,332	$2.07
Changes during the period:
Shares granted.........................................................................	--	--
Shares vested..........................................................................	32,667	2.08
Shares forfeited.......................................................................	14,866	2.12
Non-vested balance at June 30, 2011...........................................	31,799	$2.04

                As of June 30, 2011, there was approximately $18,000 of total unrecognized compensation cost related to 31,799 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods (approximately 18 months).

Warrants

    As of June 30, 2011, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 issued in fiscal 1999 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of June 30, 2011, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 6  INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States Federal and State, and foreign components:

	For the Three-Month Periods Ended June 30,		For the Nine-Month Periods Ended June 30,
	2011	2010	2011	2010
U.S. Federal and State
Current...................................	($56,050)	$ --	($56,050)	$ --
Deferred.................................	(271,354)	35,378	(511,677)	(35,034)

Foreign:
Current...................................			--
Deferred.................................	10,056	(1,527)	30,027	(9,768)

Change in valuation allowance	261,298	(33,851)	481,650	44,802
Benefit from income taxes	($56,050)	$ --	($56,050)	$ --

The benefit from income taxes of $56,050 recorded in the three-month period ended June 30, 2011 is attributable to income taxes recoverable in respect of Fiscal 2010. As of June 30, 2011, and September 30, 2010, the Company has no unrecognized tax benefits related to U.S. Federal and state income tax matters.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6  INCOME TAXES (CONTINUED)

At June 30, 2011, the Company had available net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $1,692,000 and $2,637,000, respectively, expiring through 2030, resulting in deferred tax assets in respect of U.S. federal and state income taxes of approximately $575,000 and $99,000, respectively. In addition, at June 30, 2011, the Company had available net operating loss carryforwards for foreign income tax purposes of approximately $1,012,000 resulting in a deferred tax asset of approximately $89,000, expiring through 2017.  Total deferred tax assets, before valuation allowances, was $883,000 and $401,000 at June 30, 2011 and September 30, 2010, respectively. As of September 30, 2010, the undistributed earnings of the Company’s Swiss subsidiary of $970,000 are considered to be permanently invested; therefore, in accordance with generally accepted accounting principles in the U.S., no provision for U.S. Federal and state income taxes on those earnings has been provided.

As of June 30, 2011, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its deferred tax assets; as of June 30, 2011 and September 30, 2010, the valuation allowances were approximately $883,000 and $401,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Provision (benefit) for Income Taxes” line item of the Company’s consolidated statements of operations.

As of June 30, 2011 and September 30, 2010, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the statement of operations. For the periods presented in the accompanying statements of operations no income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2007 are closed to Federal and State examination, except with respect to net operating losses generated in prior fiscal years.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7     (LOSS) / INCOME PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Loss per share data for the three and nine-month periods ended June 30, 2011 and the nine-months ended June 30, 2010, exclude 539,299 and 108,798, respectively, of outstanding common equivalent shares as inclusion of such shares would be anti-dilutive. Calculation of basic and diluted earnings per share for the three-month period ended June 30, 2010 is as follows:

June 30, 2010
Numerator:
Net income	$17,000
Denominator:
Denominator for basic earnings per share - weighted average shares	7,987,285
Dilutive stock options and warrants - treasury stock method	54,054
Dilutive unvested restricted stock	108,498
Denominator for diluted earnings per share - weighted average shares	8,149,837

Net income per common share:
Basic	$0.00
Diluted	$0.00
Shares excluded due to anti-dilution	30,000

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 8     OPERATING SEGMENT INFORMATION

The Company operates in a single segment: the supply of carrying/protective solutions for portable electronic devices and other consumer products. This carrying-solution segment includes the design, marketing, and distribution of products to its customers that include manufacturers of consumer hand held medical monitoring and diagnostic kits, bar code scanners, GPS and location devices, and cellular telephones as well as laptop computers, MP3 players, firearms, sporting, recreational, and aeronautical products. The Company’s carrying solution segment operates in geographic regions that include primarily APAC, the Americas, and Europe. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.  The following table presents net sales related to these geographic segments:

                                                                             (all amounts in thousands of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
APAC.....................................................	$2,744	$1,804	$7,944	$5,755
Americas................................................	1,768	1,876	5,054	4,832
Europe ...................................................	1,643	1,378	4,122	3,018
Total net sales*....................................	$6,156	$5,058	$17,120	$13,605

*Totals may not total due to rounding

NOTE 9     COMMITMENTS AND CONTINGENCIES

Employment and Retention Agreements

Mr. Brett M. Johnson, the Company’s Chief Executive Officer, receives salary at the rate of $250,000 per annum and serves in such capacity without a written employment agreement. Until such time as the Company and Mr. Johnson enter into a definitive written agreement, it is the parties’ understanding that the terms of Mr. Johnson’s compensation upon termination will be the equivalent of those of his predecessor, which provided for severance payment equal to one year’s salary in the event of termination without cause.

Pursuant to an Employment Agreement, dated as of August 10, 2010, between the Company and James O. McKenna, Mr. McKenna serves as the Company’s Chief Financial Officer and Treasurer.

Pursuant to a Retention Agreement, dated as of August 10, 2010, between the Company and Mr. McKenna, the Company paid $175,000 to Mr. McKenna on March 1, 2011, upon the satisfactory completion of the performance period. $125,000 of this amount is reflected in the “General and administrative expenses” in the statement of operations for the nine month period ended June 30, 2011, but none in the three month period ended June 30, 2011.

On March 7, 2011, the Compensation Committee approved changes in the terms of compensatory arrangements with Mr. McKenna under his employment agreement with the Company, subject to and effective upon his relocation to California in connection with moving the Company’s executive offices to Los Angeles, which condition was subsequently satisfied.  The changes relate to salary, housing allowance/relocation, and termination, as described below.  Other terms of the executive’s employment agreement remain unchanged.

Salary: increase of base salary to $225,000 per annum from $175,000 per annum.

Housing Allowance/Relocation: (i) Payment of a housing allowance of $7,500 per month, or $90,000 per annum.  The allowance will be phased out over time according to a schedule approved by the Compensation Committee.  (ii) Reimbursement of the executive’s reasonable out-of-pocket costs incurred in the relocation, and current monthly expense in respect of his existing lease of his house in Florida up to July 2011.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment and Retention Agreements (Continued)

Termination of Employment.  In case of termination for good reason or without cause, in either case within the first 36 months after relocation, the Company’s reimbursement for out-of-pocket costs incurred in connection with a return to Florida will not exceed 12 months of such expense.

The foregoing summary is qualified in its entirety by the terms of executive’s new employment agreement, which is attached as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2011.

Guarantee Obligation

In February 2010, Forward Switzerland, a wholly owned subsidiary, and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, which succeeds a substantially similar agreement (except as to the amount and term of the undertaking) between the parties that expired on December 31, 2009, the subsidiary agreed to provide an undertaking in the form of a bank letter of guarantee to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on the subsidiary's behalf. As of February 1, 2010, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $109,000 as of June 30, 2011) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  The subsidiary would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement the subsidiary agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. The term of the bank letter of guarantee will be renewed automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of the subsidiary and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, the subsidiary has granted the Swiss bank a security interest on all of the subsidiary’s assets on deposit with, held by, or credited to the subsidiary’s accounts with, the Swiss bank (approximately $929,000 at June 30, 2011). As of June 30, 2011, the Company had not incurred a liability in connection with this guarantee.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments

The Company rents certain of its facilities under leases expiring at various dates through September 2016 as shown in the following table:

For the fiscal years ending September 30:	Amount

2011 (for the remaining three months).......................................................................................	$115,000
2012.................................................................................................................................................	486,000
2013.................................................................................................................................................	354,000
2014.................................................................................................................................................	354,000
2015.................................................................................................................................................	178,000
Thereafter.......................................................................................................................................	178,000
Total lease commitments........................................................................................................	$1,665,000

NOTE 10   LEGAL PROCEEDINGS

            From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2011, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11   LETTER OF INTENT

            On November 16, 2010, the Company entered into a Letter of Intent to acquire Flash Ventures, Inc. (“Flash”) a Delaware corporation and a distributor of consumer electronics peripherals and accessories. The Company terminated the Letter of Intent on April 14, 2011.  The Company recorded approximately $449,000 in sales to Flash under its customary terms of sale during the nine months ended June 30, 2011.

NOTE 12  SUBSEQUENT EVENTS

            On July 26, 2011, the Company loaned an additional $300,000 to the same prospective joint venture partner referred to in Note 3 – Notes Receivable in consideration of its issuance of an unsecured, short term promissory note in such principal amount. The promissory note bears interest at 9% per annum on any unpaid principal. The principal amount, together with accrued and unpaid interest, is payable in full on or before maturity on September 22, 2011, the same maturity date as the loan made in June.  Based on the representation of the entity, proceeds of the loan are being used for working capital purposes related to the proposed joint venture.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  The following discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2011 (the “2011 Quarter”), with those for the three months ended June 30, 2010 (the “2010 Quarter”), and our consolidated results of operations for the nine months ended June 30, 2011 (the “2011 Period”) with those for the nine months ended June 30, 2010 (the (“2010 Period”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future.  Such forward looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward-looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward-looking statements contained in this Quarterly Report are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those we assumed and assessed.  Such risk factors, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations  and in Part II, Item 1.A of this Quarterly Report on Form 10-Q and those identified in “Risk Factors” in Item 1A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, could cause our future operating results to differ materially from those set forth in any forward looking statement. Such factors include, among others, the following: our ability to maintain constructive commercial relationships with our key customers, including during periods of economic downturns generally or downturns/volatility in their specific businesses; the impact on our results of operations of greatly increased selling, general, and administrative expenses resulting from implementation of our strategy to develop internally a retail distribution capability and develop products to sell through that channel; the timing of management’s ability to successfully execute its business plan and strategy such that gains in gross profit arising from this strategy, if any, will eventually more than offset increased operating expense incurred in executing the strategy; the impacts on our financial condition, results of operations, and business prospects arising from making an acquisition or failing to make an acquisition; our success in winning new business from our customers and against competing vendors; the adverse impact on gross profit of rising materials, labor and other costs of goods sold charged by our China vendors coupled with constraints on our inability to raise prices; whether replacement programs that we win will be more or less successful or profitable than those that are replaced; levels of demand and pricing generally for blood glucose monitoring devices sold by our customers for which we supply carry solutions; variability in order flow from our OEM customers; OEM customers’ decisions to reduce or eliminate their practice of including our carry case accessories in-box; the loss of key sales employees upon whom relationships with key OEM customers depend; general economic and business conditions, nationally and internationally in the countries in which we do business; the continuation or resumption of global economic recession; the failure of one or more of our suppliers; failures in our ability to maintain adequate quality control in our products; demographic changes; changes in technology, including developments in the treatment or control of diabetes that adversely affect the incidence of use and replacement rates of handheld blood glucose monitors by diabetics; increased competition in the business of distribution of carry solutions for handheld electronic devices generally or increased competition to include carry solutions with products manufactured by our OEM customers in particular; the failure of borrowers Flash Ventures and a prospective joint venture participant to repay amounts borrowed under notes receivable owed us as and when due; changes affecting the business or business prospects of one or more of our principal OEM customers; governmental regulations and changes in, or the failure to comply with, governmental regulations; and other factors included elsewhere in this Quarterly Report and our other reports filed with the Commission.  Accordingly, there can be no assurance that any such forward looking statement, projection, forecast or estimate contained herein or in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward looking statement.

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

In addition to our OEM business, we are currently engaged in building a multi-channel distribution capability to the retail, corporate, on-line, as well as OEM markets.  In our efforts to develop these channels, we have brought considerable resources to bear in the hire of experienced sales, design, logistics, and operations professionals.   At the same time, we are working with multiple prospective partners on multiple fronts to consummate joint venture, licensing, or straight purchase arrangements to develop a broadly diversified portfolio of intellectual property in the consumer electronics accessories market.  We seek to identify the Forward brand with innovation in electronics accessories.  In tandem with these efforts, we remain committed to our OEM business and customer base.

We do not manufacture any of the products that we design, market, and distribute.  We source substantially all products we market and distribute from independent suppliers in China.  Our suppliers custom manufacture our carrying solutions and related products to our order, based on our designs and know-how, and to our customers’ specifications.

Trends and Economic Environment

In executing the channel-building and product development elements of our strategy, we have begun to incur, and we are likely to continue to incur, significantly increased selling, general, and administrative expenses as we devote resources to recruit, hire and compensate experienced sales, design, operations, and administrative  professionals and to develop and/or acquire new product offerings. Insofar as most of our new personnel were not hired until well into the 2011 Period, this and succeeding reporting periods will begin to reflect more fully such investments in  resources, while the anticipated benefits of those hires in the form of increased sales and gross profit will take longer to be realized.  While the 2011 Quarter already reflects a significantly higher level of operating expense, additional hires are contemplated, and we do not believe that operating expenditure levels will peak until approximately the middle of our next fiscal year, ending September 30, 2012.  At the same time, we are investing resources in bringing new products to market, particularly in terms of funding product development activities with prospective partners.  We anticipate that the measure of success of our strategy as reflected in our results of operations will be determined by the strength of new distribution channels, by the speed in which we can bring new products to market, and by the success and acceptance of these products in the marketplace.  See Part II, Item 1.A., Risk Factors, of this Quarterly Report on Form 10-Q.

Forward Industries, Inc.

With regard to our OEM business, we have recently been awarded several large programs by two major customers. We anticipate that these programs will begin to contribute meaningfully to revenues beginning in late fiscal 2012. While these new programs will increase our sales volume, we anticipate that gross margins on certain of these new or prospective programs will be lower than the gross margins seen in the first part of Fiscal 2011.  Our business remains highly concentrated by customer and product type, especially in the diabetic case product line.  However, as we indicated in previous reports, we intended to build on the 10% growth in revenue that was contributed by “other products” in Fiscal 2010, and thus far in Fiscal 2011, we have exceeded such targets.  Accordingly, even as diabetic product sales continue to increase, we believe that we are making progress in diversifying the customer base.

We continue to operate in a very challenging pricing and gross margin environment with our OEM customers.  The global economy continues to face headwinds, and our OEM customers remain very price sensitive.  As reflected in the “gross profit” discussions below, we are encountering higher costs from our China-based suppliers due to materials and labor price increases, placing continuing pressure on profit margins.  We are actively looking at other geographic regions to expand and diversify our manufacturing capabilities in order to mitigate this trend.

Cost pressures did not impact gross profit in diabetic product sales as significantly as other products sales during the 2011 Period, because, among other factors, suppliers did not push price increases as vigorously in mature diabetic product programs, which constitute the large majority of our sales. In subsequent reporting periods, however, as the expected launch of new and replacement diabetic programs increasingly replace mature programs, we anticipate that the impact of materials and labor cost increases from our China-based suppliers will become more evident in this product line and gross profit generally.  Product mix factors may exacerbate this trend.  In many cases, we are not able to pass higher costs through to customers, particularly when replacement program products resemble their predecessor or historically similar products for which customers have become accustomed to a narrow price range.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This management’s discussion and analysis of financial condition and results of operations is based upon or derived from the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. We base these estimates and judgments on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these judgments form the basis for our estimates concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

Forward Industries, Inc.

We discuss the material accounting policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”.  There has been no material change in critical accounting policies or estimates since September 30, 2010, except those described below.

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

Share-Based Payment Expense

We recognize share-based equity compensation in our consolidated statements of operations at the grant-date fair value of our stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. Refer to Note 5 Share-Based Compensation to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE 2011 QUARTER COMPARED TO THE 2010 QUARTER

Net (loss) income

We recorded a net loss of $0.7 million in the 2011 Quarter, compared to net income of $17 thousand in the 2010 Quarter. The $0.7 million swing from net income to a net loss in the 2011 Quarter resulted from higher operating expenses, offset, in small part, by higher gross profit on higher sales, income tax benefit, and higher other income, as shown in the table below:

Main Components of Net Loss For Three Months Ended June 30
	(thousands of dollars)
	2011 Quarter	2010 Quarter	Increase (Decrease)
Net Sales.....................................................................................................	$6,157	$5,058	$1,098

Gross Profit.................................................................................................	1,439	1,271	168
Sales and Marketing Expenses................................................................	(950)	(557)	394
General and Administrative Expenses	(1,259)	(690)	568
Other Income (Expense)............................................................................	31	(7)	38
Benefit from Income Taxes.......................................................................	56	--	56
Net (loss) income*....................................................................................	($683)	$17	($700)

* Table may not total due to rounding.

Basic and diluted per share data was a loss $(0.08) for the 2011 Quarter, compared to income of $0.00 for the 2010 Quarter.

Net Sales

OEM net sales increased $1.1 million, or 22%, to $6.2 million in the 2011 Quarter from $5.1 million in the 2010 Quarter, due to higher sales of Diabetic Products and Other Products, which increased $0.8 million and $0.3 million, respectively, in the 2011 Quarter compared to the 2010 Quarter. The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2011 Quarter 3 Months ended June 30, 2011 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$2.3	$0.7	$1.3	$4.3
Other Products.......................................	0.4	1.1	0.4	1.9
Total*	$2.7	$1.8	$1.6	$6.2

Net Sales for 2010 Quarter 3 Months ended June 30, 2010 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$1.6	$0.8	$1.1	$3.5
Other Products.......................................	0.2	1.1	0.3	1.6
Total*	$1.8	$1.9	$1.4	$5.1

* Tables may not total due to rounding.

OEM Diabetic Product Sales

We design to the order of, and sell carrying cases for blood glucose diagnostic kits directly to, OEMs (or their contract manufacturers) of these electronic, diagnostic kits made for use by diabetics.  The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits or in certain programs furnishes them as promotional items.

Sales of cases and related accessories for blood glucose monitoring kits increased $0.8 million, or 21%, to $4.3 million in the 2011 Quarter, from $3.5 million in the 2010 Quarter. This increase was due primarily to higher sales to two of our major diabetic product customers, offset, in part, by a decrease in sales to our third major diabetic customer. The following table sets forth our sales by diabetic product customer for the periods indicated.

Diabetic Sales By Customer for the Three Months Ended June 30, (millions of dollars)
	2011 Quarter	2010 Quarter	Increase (Decrease)
Diabetic Customer A......................................................	$2.0	$1.6	$0.4
Diabetic Customer B......................................................	0.9	1.2	(0.3)
Diabetic Customer C......................................................	1.1	0.6	0.5
All other Diabetic Customers.......................................	0.3	0.1	0.2
Totals*.....................................................................	$4.3	$3.5	$0.8

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 69% of our total net sales in the 2011 Quarter and the 2010 Quarter.

OEM Other Product Sales

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

Forward Industries, Inc.

Sales of other products increased $0.3 million, or 22%, to $1.9 million in the 2011 Quarter from $1.5 million in the 2010 Quarter. This increase was due primarily to higher sales to several major customers within this product line. Smaller changes in a number of “Other Product” customers largely offset each other, none of which changes individually was material.

Sales of other products represented 31% of our net sales in both the 2011 Quarter and the 2010 Quarter.

Gross Profit

Gross profit increased $0.2 million, or 13%, to $1.4 million in the 2011 Quarter from $1.3 million in the 2010 Quarter. The increase resulted primarily from the $1.1 million, or 22%, increase in sales revenues (refer to “Net Sales” section above), and to a lesser extent, from a decrease in absolute terms in tooling and packaging, and warehousing costs, and decreases in freight, duties and customs costs and Hong Kong costs as a percentage of sales. These factors were offset in significant part by increases in materials costs, as described below.

Gross profit margin declined from 25% in the 2010 Quarter to 23% in the 2011 Quarter, due primarily to a rise in material costs, which as a percentage of sales, increased 4% in the 2011 Quarter compared to the 2010 Quarter. The increase in material costs was attributable primarily to product sales in our “Other Products line, where we experienced lower average margins on sales to the four largest customers for the current quarter. Beyond factors specific to certain “other products” sales, we are, in general, experiencing increased materials, labor, and other production costs from suppliers, especially in respect of new and replacement programs for diabetic case products, but the impact of pricing pressures on mature programs sales in this product line remained relatively muted in the 2011 Quarter.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.4 million, or 71%, to $1.0 million in the 2011 Quarter compared to $0.6 million in the 2010 Quarter.  The significantly higher level of expense reflects our focus on growing sales generally, developing our capability to sell into multiple channels, developing new products (particularly for retail), and the ramp-up of necessary resources applied to achieve these goals, and is primarily due to the following:

  $0.2 million increase in personnel expense due to i) restructuring and growth of our sales force and ii) higher sales commissions incurred in respect of the higher sales levels achieved in the 2011 Quarter;

  $0.1 million increase in travel and entertainment expenses incurred by new sales and sales support personnel added globally during Fiscal 2011 primarily in connection with development of our prospective retail sales business.

  $46 thousand increase in product development, design costs, promotional and sampling costs; and

  $43 thousand increase in general office and telecommunication expenses.

Lesser fluctuations in other components of sales and marketing expenses were immaterial.

General and Administrative Expenses

General and administrative expenses increased $0.6 million, or 82%, to $1.3 million in the 2011 Quarter from $0.7 million in the 2010 Quarter due primarily to the following:

Forward Industries, Inc.

  $0.5 million increase in personnel costs and related travel and entertainment expenses resulting from: i) addition of information technology, operations, and accounting personnel during Fiscal 2011; ii) salary increases and retention inducements incurred to retain and relocate certain personnel to the Company’s executive office in California; iii) increased payroll taxes and benefits attributable to such additional headcount and higher wage base; iv) associated higher level of share based compensation awards; v) travel and entertainment expenses associated with higher travel to establish offices in California and coordination of global operations and sales teams;

  $138 thousand increase in the aggregate in recurring telecommunications costs (resulting from hosting and connectivity charges associated with the Company’s upgrade of its information technology infrastructure, as well as cellular telephone charges), occupancy costs (resulting from higher rent and related expense in respect of the Company’s new executive offices in California), and general office costs; and

  $53 thousand increase in public and other costs (primarily director fees and share based compensation to directors).

These increases were offset, in part, by a $85 thousand decrease in professional fees (primarily legal, and to a lesser extent, financial and accounting) primarily reflecting 2010 Quarter expenses incurred in connection with transactions leading to the August 2010 settlement agreement with no analogous items in the 2011 Quarter.

The hire of additional and replacement personnel, in part, support the anticipated increase in operations, finance, and information technology function demands arising from anticipated sales from new distribution channels and, in part, replace Florida personnel who were not retained in connection with the relocation of our executive offices to California, at the higher salaries prevailing in that market.  Increased expense in the general and administrative expense mirrors increases in selling expenses as the Company transitions from an OEM business only.

Other Income (Expense)

Other income (expense), consisting of interest income on cash and cash equivalent balances and on short term notes receivable (refer to Note 3 – Notes Receivable), as well as foreign currency transaction gains and losses, improved to $31 thousand of income in the 2011 Quarter from $7 thousand of expense in the 2010 Quarter. This was primarily due to an increase in interest income of $27 thousand for the 2011 Quarter (primarily attributable to interest income received in respect of the Flash promissory note), and to a lesser extent, a $11 thousand change to foreign currency transactions gain in the 2011 Quarter from a loss in the 2010 Quarter.  Exchange rate changes on foreign currency cash balances were not material in either the 2011 Quarter or the 2010 Quarter.

RESULTS OF OPERATIONS FOR THE 2011 PERIOD COMPARED TO THE 2010 PERIOD

Net Loss

We recorded a net loss of $1.2 million in the 2011 Period, compared to a net loss of $0.3 million in the 2010 Period. The widening of net loss in the 2011 Period resulted from higher operating expenses, offset, in small part, by higher gross profit on higher sales, higher other income, and a tax benefit in the 2011 Period, as shown in the table below:

Forward Industries, Inc.

Main Components of Net Loss for the Nine Months Ended June 30
	(thousands of dollars)
	2011 Period	2010 Period	Increase (Decrease)
Net Sales.......................................................................................................	$17,121	$13,605	$3,516

Gross Profit...................................................................................................	3,970	3,189	781
Selling and Marketing Expenses...............................................................	(2,054)	(1,548)	505
General and Administrative Expenses......................................................	(3,270)	(1,902)	1,368
Other Income (Expense).............................................................................	78	(21)	99
Benefit from Income Taxes.........................................................................	56	--	56
Net Loss*.....................................................................................................	($1,220)	($282)	$938

* Table may not total due to rounding.

Basic and diluted per share data was a loss of ($0.15) for the 2011 Period, compared to a loss of ($0.04) for the 2010 Period. The decline in the 2011 Period compared to the 2010 Period was due to the increase in net loss.

In large part, the higher level of operating expenses in the 2011 Period reflects the ongoing increase in personnel and related expense and ramp up in product development activities as the 2011 Period progressed; as more hires were made, the 2011 Period was impacted accordingly.

Net Sales

OEM net sales increased $3.5 million, or 26%, to $17.1 million in the 2011 Period from $13.6 million in the 2010 Period, due to higher sales of Diabetic Products and Other Products, which increased $2.3 million and $1.2 million, respectively, in the 2011 Period compared to the 2010 Period. The tables below set forth sales by product line and geographic location of our customers for the periods indicated.

Net Sales for 2011 Period 9 Months ended June 30, 2011 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$7.1	$2.0	$3.3	$12.4
Other Products.......................................	0.8	3.1	0.8	4.7
Total*	$7.9	$5.1	$4.1	$17.1

Net Sales for 2010 Period 9 Months ended June 30, 2010 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................	$5.1	$2.4	$2.6	$10.1
Other Products.......................................	0.7	2.4	0.4	3.5
Total*	$5.8	$4.8	$3.0	$13.6

* Tables may not total due to rounding.

Forward Industries, Inc.

OEM Diabetic Product Sales

Sales of cases and related accessories for blood glucose monitoring kits increased $2.3 million, or 23%, to $12.4 million in the 2011 Period, from $10.1 million in the 2010 Period. This increase was due primarily to higher sales to two of our major diabetic product customers, and to a much lesser extent, smaller increases in sales to a number of other diabetic customers. These increases were offset, in part, by a small decrease in sales to our third major diabetic customer. The following table sets forth our sales by diabetic product customer for the periods indicated.

Diabetic Sales by Customer for the Nine Months Ended June 30, (millions of dollars)
	2011 Period	2010 Period	Increase (Decrease)
Diabetic Customer A..................................................	$6.7	$5.2	$1.5
Diabetic Customer B...................................................	2.7	3.0	(0.2)
Diabetic Customer C...................................................	2.5	1.8	0.7
All other Diabetic Customers....................................	0.5	0.1	0.3
Totals*..................................................................	$12.4	$10.1	$2.3

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 73% of our total net sales in the 2011 Period compared to 75% of our total net sales in the 2010 Period.

OEM Other Product Sales

Sales of other products increased $1.2 million, or 35%, to $4.7 million in the 2011 Period from $3.5 million in the 2010 Period. Included in this amount, and the largest single sale of Other Products for the 2011 Period, is $0.4 million of sales to Flash Ventures, Inc. (refer to Note 11 – Letter of Intent), which we consider as non-recurring business. The balance of the increase consisted of first time sales to several new customers in the 2011 Period in the amount of $0.5 million, in the aggregate, and fluctuations in existing customer sales in the 2011 Period resulting in an increase of $0.2 million compared to the 2010 Period.

Sales of other products represented 27% of our net sales in the 2011 Period compared to 25% of net sales in the 2010 Period.

Gross Profit

Gross profit increased $0.8 million, or 25%, to $4.0 million in the 2011 Period compared to $3.2 million in the 2010 Period. The increase resulted primarily from the $3.5 million, or 26%, increase in sales revenues (refer to “Net Sales” section above), and to a lesser extent, from decreases in absolute terms, in tooling and packaging, and warehousing costs, as well as the expense of operating our Hong Kong distribution and quality control center, compared to the 2010 Period. In addition, all components of our costs of goods sold declined as a percentage of sales relative to the 2010 Period with the exception of our cost of materials.  Increases in materials costs negatively impacted gross profit in the 2011 Period, as described below.

Cost of materials as a percentage of sales increased nearly 4% in the 2011 Period compared to the 2010 Period, partly offsetting the factors that contributed to improved gross profit. As a result, gross profit margin was 23% in the 2011 Period, the same as in the 2010 Period.  The increase in materials costs was attributable, in large part, to the “Other Products” line, where we experienced lower average margins on sales to several of our largest customers in this product line. Beyond factors specific to certain “other products”, in general, in general we experienced a rise in materials, labor, and other production costs from suppliers on new and replacement programs in the diabetic product line. However, the impact of such pricing pressures on mature programs of diabetic case products, which constitutes the majority of sales, was muted during the 2011 Period as suppliers held off on price increases generally where prices were relatively longstanding.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.5 million, or 33%, to $2.1 million in the 2011 Period from $1.5 million in the 2010 Period. The significantly higher level of expense reflects our focus on growing sales generally, developing our capability to sell into the retail channel, and developing new products (particularly for retail), and the ramp-up of necessary resources applied to achieve these goals, and is primarily due to the following:

Forward Industries, Inc.

  $0.2 million increase in personnel expense due to: i) the restructuring and growth of our sales force and ii) higher sales commissions accrued in respect of the higher sales levels achieved in the 2011 Period;

  $126 thousand increase in travel and entertainment expenses incurred by new sales and sales support personnel added globally during Fiscal 2011 primarily in connection with development of prospective new sales channels;

  $79 thousand in the aggregate in product development, design, promotional, and sampling costs; and

  $73 thousand increase in the aggregate in occupancy, telecommunication, and general office expenses (postage/shipping fees and office supplies).

Lesser fluctuations in other components of sales and marketing expenses were immaterial.

General and Administrative Expenses

General and Administrative expenses increased $1.4 million, or 73%, to $3.3 million in the 2011 Period from $1.9 million in the 2010 Period due primarily to the following:

  $0.9 million increase in personnel expense resulting from: i) hires of additional information technology, operations, and accounting personnel during the period; ii) accrued retention bonus of $0.2 million payable to an executive; iii) relocation expense and increased salary expenses associated with the relocation of the Company’s principal executive offices to California; iv) recruitment and signing fees attributable to new hires; v) increased payroll taxes and benefits attributable to personnel hires; and vi) associated higher level of share based compensation awards.

  $160 thousand increase travel and entertainment expenses attributable in primarily to relocation-related travel in connection with identification and establishment of new office space in California and related personnel relocation travel, as well as travel by executives associated with strategic and business development activities.

  $157 thousand increase in the aggregate in recurring telecommunications costs (resulting from hosting and connectivity charges associated with the Company’s upgrade of its IT infrastructure, as well as cellular telephone charges) and general office costs;

  $106 thousand increase in public costs (including $27 thousand of consulting services for executive compensation analysis, $70 thousand in director fees, share-based compensation, and expense reimbursements, and $9 thousand of director and officer insurance expense);

  $54 thousand increase in professional fees (primarily legal, and to a lesser extent, financial and accounting) primarily in connection with the Flash Ventures acquisition effort (refer to Note 11 to Notes to Financial Statements).

Other Income (Expense)

Other income (expense), consisting of interest income on cash and cash equivalent balances and on short term notes receivable (refer to Note 3 – Notes Receivable in Notes to Financial Statements), as well as foreign currency transaction gains and losses, improved $0.1 million to $78 thousand of income in the 2011 Period compared to $21 thousand of expense in the 2010 Period. We recognized foreign currency transaction gains of $21 thousand in the 2011 Period compared to $57 thousand of foreign currency transaction losses in the 2010 Period because of Euro currency appreciation against the US Dollar during the period, which had the effect of increasing, in US Dollar terms, amounts recognized on our income statement attributable to Euro denominated sales to a diabetic customer. Other income also benefited from an increase in interest income of $33 thousand in the 2011 Period (resulting from interest income accrued in respect of the Flash note receivable).   Exchange rate changes on foreign currency cash balances were not material in either the 2011 Period or the 2010 Period.

Forward Industries, Inc.

LIQUIDITY AND CAPITAL RESOURCES

During the 2011 Period, we used $1.7 million of cash in operations compared to a use of $0.3 million in the 2010 Period. Net cash used in operating activities in the 2011 Period consisted of net loss of $1.2 million, adjusted by $0.3 million for non-cash items (primarily share based compensation), and a net use in working capital items of $0.8 million. As to working capital items, cash used in operating activities consisted of increases in accounts receivable, inventories and prepaid and other assets (current and long-term) of $0.3 million, $0.3 million, and $0.3 million, respectively. A decrease in accrued expenses and other current liabilities of $0.3 million also contributed to uses of cash. These changes were offset, in part, by an increase in accounts payable of $0.4 million, which had the effect of generating cash from operating activities. The increase in accounts receivable is due to the higher sales recorded in the 2011 Quarter compared to the three months ended September 30, 2010. The increases in inventories and accounts payable are due to higher materials purchases made in the 2011 Quarter compared to the three months ended September 30, 2010 and are in support of sales orders received. The increase in prepaid and other assets (current and long term) is due primarily to prepaid rents (for the Company’s California office and its JAFZA branch office), prepaid tooling and mold costs in support of firm purchase orders, prepaid information technology costs and insurance fees. The decrease in accrued expenses and other current liabilities is primarily due to payments made during the 2011 Period in respect of items accrued as of September 30, 2010: (i) $125 thousand in severance payments to a former officer of the Company under the August 2010 Settlement Agreement; (ii) $142 thousand in settlement costs paid to a shareholder under the August 2010 Settlement Agreement; (iii) $123 thousand in sales commissions; and (iv) $150 thousand in wages.

In the 2010 Period, we used $0.3 million of cash in operations, consisting of a net loss of $0.3 million (reduced by $0.2 million for non-cash items), and a $0.3 million net use in working capital items. Net cash used in operating activities consisted of changes in accounts receivable, inventory, and prepaid and other current assets of $0.9 million, $0.4 million, and $0.1 million, respectively. These uses were partially offset by changes in accounts payable, accrued expenses and other current liabilities, and other assets, which generated $0.9 million, $0.3 million, and $14 thousand, respectively.

 In the 2011 Period, net investing activities used $1.3 million of cash, primarily in short-term loans of $1.2 million made to prospective strategic or joint venture entities (refer to Note 3 – Notes Receivable – in Notes to Financial Statements), and to a lesser extent, in purchases of $0.2 million of property and equipment, primarily computer and telecommunications hardware and software. There were no investing activities in the 2010 Period.

There were no financing activities in the 2011 Period.   In the 2010 Period, financing activities generated $67 thousand in proceeds from the exercise of stock options.

At June 30, 2011, our current ratio (current assets divided by current liabilities) was 6.8; our quick ratio (current assets less inventories divided by current liabilities) was 6.4; and our working capital (current assets less current liabilities) was $19.9 million.  As of such date, we had no short or long-term debt outstanding.

Forward Industries, Inc.

Our primary source of liquidity is our cash and cash equivalents on hand. The primary demands on our working capital currently are: i) operating losses, ii) accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders with us and we order from our suppliers, and iii) notes receivable issued to prospective strategic partners (refer to Note 3 – Notes Receivable – in Notes to Financial Statements). Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. Management’s recently announced business strategy includes (i) increasing the Company’s existing OEM business and (ii) expanding its product offerings and diversifying its distribution by moving into the retail channel. The termination of the proposed acquisition of Flash Ventures eliminated what we anticipated would be substantial capital outlays  (acquisition consideration) in investment activities in the near term.  However, we anticipate that the building out of our product offerings and establishing a retail distribution channel through internal growth and development of strategic partnerships in lieu of the acquisition of such strategic assets may lengthen the period required to increase net sales revenues expected to be generated by the new channel and products.  Results of operations for the 2011 Quarter and Period reflect the increase in operating costs brought to bear to achieve these goals.  Accordingly, we anticipate significant uses of cash and capital resources as a result of one or more of the following developments in future periods: (i) continuation of accounting periods in which we report increases in operating expenses in our implementation of management’s strategy (see “Trends and Economic Environment” above), in particular in increased selling and other personnel expenses; and (ii) use of capital in financing strategic partnerships in investing activities.   We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements.

In September 2002 and January 2004, our Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of our outstanding common stock. Under those authorizations, as of June 30, 2011, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million but none during Fiscal 2010 or the 2011 Period. We do not expect to use any of our financial resources to further redeem our outstanding common stock in the next twelve months.

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

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2011, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

The following paragraph sets forth risk factors that were not included in our Annual Report on Form 10-K for the year ended September 30, 2010, or that are updated for purposes of this Quarterly Report.

We previously announced our intention to diversify our business by means of acquisition or other business combination.

Our new management team’s business strategy is to grow our OEM business, expand product offerings and technology solutions, and develop or acquire retail distribution capability.   Consistent with this approach, in December 2010, we announced entry into a letter of intent to acquire Flash Ventures Inc., a distributor of consumer electronics peripherals and accessories (“Flash”). In April 2011 we elected to terminate such letter of intent and not make such acquisition.  The immediate consequence of this decision is that the anticipated payments of some combination of cash and issuance of our equity and/or debt securities will not be made, and the risks of potential dilution to existing shareholders and the business risks that accompany any acquisition should not arise.

However, the risks of not making such an acquisition to acquire a retail channel and product development capability may be the increased time required to accomplish such goals through internal growth and development.  There can be no assurance that we will be successful in our efforts to achieve such goals through internal growth and development.

Management remains open to the possibility of an acquisition and believes that, given the right acquisition target under satisfactory terms and conditions, it will pursue a potential acquisition if it is in the best interests of shareholders.   There can be no assurance that we will be successful in our efforts to make any acquisition, or that any business that we do acquire or invest in will be profitable or accretive.  There can be no assurance as to the timing of a transaction, or that the market price of our common stock will not decline in response to any such transaction as may be effected or not effected.

Our business strategy is to develop and grow our existing business and to expand into retail; to the extent that operating expenses trend significantly higher before we realize higher revenues, our operating results may be adversely and materially affected.

We are pursuing a more marketing- and product development-driven business model to grow our existing business and expand product offerings, compared to the prior management team that was focused on maintaining the liquidity of the balance sheet as it assessed potential acquisitions.  In executing this strategy, we have incurred, and are likely to continue to incur, increased selling, general, and administrative expense as we devote increased resources to expanding product sales and development and to establishing a retail distribution channel, including resources to recruit and compensate experienced sales and marketing professionals.  Such increased expenses are likely to impact our income statement and reduce cash and equivalents before such efforts result in higher revenues and gross profit, if at all, which may materially and adversely affect our results of operations.    With the termination of the Flash letter of intent, the period of time during which we incur higher operating expenses before we realize a higher level of sales and/or gross profit resulting from the investment of our resources may be longer than we would like.  Realization of higher revenues that will result in improvement in our results of operations will depend on management’s ability to execute successfully on its strategy and business plan, as to which there can be no assurance.

Forward Industries, Inc.

In pursuing strategic partnerships, we may find it opportune to fund third parties in product development

We are aggressively pursuing business relationships with unrelated third parties (via potential joint sales, joint venture, licensing, or other arrangements) by which we are seek to expand our sales base, access new customer markets, and/or develop new products to distribute and sell.  In certain cases, from time to time, we may deem it in the Company’s best interests to participate in the funding of new product development by extending short-term loans for working capital, product development, or related uses.  In general, a significant ancillary purpose of such loans might include enhancing the likelihood of our securing the business relationship with such third party that we deem advantageous to our business development efforts, as well as acceleration of the development timetable for the product.  Such lending may not, and has not to date, been on a secured basis.  Our business experience does not encompass bank lending expertise in the assessment of the creditworthiness of borrowers, and such lending on our part does not represent a core element of our business expertise.

There is a risk that the funds we loaned to a third parties will not be repaid.

In January 2011, pursuant to the terms of the letter of intent to acquire Flash referred to above, we agreed to make available a loan facility to Flash for working capital purposes in a maximum amount of $1,000,000.  The loan bears interest at 11% per annum on any unpaid principal, payable quarterly commencing March 31, 2011.  Principal of the note is payable upon maturity on December 1, 2011 (subject to acceleration in case of an event of default, as specified in the agreement), together with unpaid interest and any fees, expenses, and other amounts owing to the Company.   Flash was late in making the interest payment due March 31, 2011, eventually making payment in full, and made timely payment on the second installment of interest due June 30, 2011.

In addition, in June and July 2011, we advanced $190,000 and $300,000, respectively, in funds to a prospective joint venture participant in consideration for its issuance to us of a short term promissory note.  The Note bears interest at 9% per annum and matures September 22, 2011.

As with any debt obligation, there is a risk that the borrower will default and we as lender may not receive repayment in full of the funds loaned and interest thereon.  This risk is increased by virtue of the fact that these loans were made on an unsecured basis.  If this were to occur, it could have a material, adverse effect on our financial condition and reduce the amount of funds available to support our growth initiatives and other capital requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 2011 Quarter we did not issue or sell any securities that were not registered under the Securities Act of 1933.  During the 2011 Quarter we did not purchase any common stock or other equity securities pursuant to publicly announced plans or programs or otherwise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

In connection with its business and product development activities, the Company has elected to enter into an arrangement with an unrelated third party as follows:

Forward Industries, Inc.

On June 22, 2011 and on July 26, 2011, the Company loaned  $190,000 and $300,000, respectively, to a prospective joint venture partner, a developer of innovative protective case materials, in consideration of its issuances of unsecured, short term promissory note in such principal amounts.  Each promissory notes bears interest at 9% per annum on any unpaid principal. The principal amount of each note, together with accrued and unpaid interest, is payable in full on or before maturity on September 22, 2011.  Based on the representation of the entity, proceeds of the loan are being used for working capital purposes related to the proposed joint venture.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Forward Industries, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  August 11, 2011

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Brett M. Johnson
Brett M. Johnson
Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna
James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)