Form 10-K
period 2011-09-30
FORWARD INDUSTRIES INC
filed 2011-12-15
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-6669

FORWARD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1950672
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3110 Main Street, Suite 400, Santa Monica, CA 90405

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $22,912,322.

As of December 1, 2011, 8,087,886 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference
The registrant intends to file, not later than January 28, 2012, a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s annual meeting of stockholders. The information required in response to Part III (Items 10-14) of this Annual Report on Form 10-K is hereby incorporated by reference to such proxy statement.

Forward Industries, Inc.

Table of Contents

	PART I	Page No.
Item 1.	Business.......................................................................................................................................................	4

Item 1A.	Risk Factors..................................................................................................................................................	10

Item 1B.	Unresolved Staff Comments......................................................................................................................	14

Item 2.	Properties......................................................................................................................................................	14

Item 3.	Legal Proceedings.......................................................................................................................................	15

Item 4.	Reserved ......................................................................................................................................................	16

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.......................................................................................................................................................	16

Item 6.	Selected Financial Data...............................................................................................................................	17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.........	17

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk...............................................................	24

Item 8.	Financial Statements and Supplementary Data.........................................................................................	24

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........	24

Item 9A.	Controls and Procedures..............................................................................................................................	24

Item 9B.	Other Information...........................................................................................................................................	26

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance........................................................................	26

Item 11.	Executive Compensation................................................................................................................................	26

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26

Item 13.	Certain Relationships and Related Transactions, and Director Independence.....................................	26

Item 14.	Principal Accountant Fees and Services.....................................................................................................	26

	PART IV
Item 15.	Exhibits and Financial Statement Schedules...............................................................................................	27

	Signatures.........................................................................................................................................................	51

Note Regarding Use of Certain Terms

In this Annual Report on Form 10-K, unless the context otherwise requires, the following terms have the meanings assigned to them as set forth below:

 "we", "our", and the "Company" refers to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries;
“Forward” or “Forward Industries” refers to Forward Industries, Inc.;
“common stock” refers to the common stock, $.01 par value per share, of Forward Industries, Inc.;
"Forward US" refers to Forward Industries’ wholly owned subsidiary Forward Industries (IN), Inc., an Indiana corporation (formerly Koszegi Industries, Inc.);

“Forward HK” refers to Forward Industries’ wholly owned subsidiary Forward Industries HK, Ltd., a limited company of Hong Kong;

“Forward Switzerland” refers to Forward Industries’ wholly owned subsidiary Forward Industries (Switzerland) GmbH, a limited company of Switzerland (formerly Forward Innovations GmbH);

 “Forward APAC” refers to Forward Industries’ wholly owned subsidiary Forward Asia Pacific Limited, a limited company of Hong Kong;

“Forward UK” refers to Forward Industries’ wholly owned subsidiary Forward Ind. (UK) Limited, a limited company of England and Wales;

“Forward JAFZA” refers to Forward Industries’ registered branch office in the Jebel Ali Free Zone of Dubai, United Arab Emirates (UAE);

“GAAP” refers to accounting principles generally accepted in the United States;

“Commission” refers to the United States Securities and Exchange Commission;

“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“Fiscal 2011” refers to our fiscal year ended September 30, 2011;

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

“OEM” refers to Original Equipment Manufacturer of certain consumer electronic products

PART I

ITEM 1.            BUSINESS

General

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

In addition to our existing OEM business, we are currently engaged in building a multi-channel distribution capability to the retail, corporate and on-line markets, as well as expanding our OEM business.  In our efforts to develop these channels, we have devoted considerable resources in the hiring of experienced sales, design, logistics, and operations professionals.   At the same time, we are working with a number of prospective partners on multiple fronts to consummate licensing, distribution or straight purchase arrangements to develop a broadly diversified portfolio of intellectual property in the consumer electronics accessories market.  We seek to identify the Company’s brand with innovation in electronics accessories.

In executing the channel-building and product development elements of our strategy, we have incurred significantly increased selling, general, and administrative expenses as we devote resources to recruit, hire and compensate experienced sales, design, operations, and administrative professionals and to develop and/or acquire new product offerings. Insofar as most of our new personnel were hired in the second half of Fiscal 2011, the fourth quarter begins, and succeeding quarters will begin, to reflect more fully such investments in resources, while the anticipated benefits of those hires in the form of increased sales and profit will take significantly longer to be realized, if at all.  At the same time, we are investing resources in bringing new products to market, particularly in terms of funding product development activities with prospective partners.  We anticipate that the measure of success of our strategy as reflected in our results of operations will be determined by the strength of new distribution channels, by the speed in which we can bring new products to market, and by the success and acceptance of these products in the marketplace.

We do not manufacture any of the products that we design, market, and distribute.  We source substantially all products we market and distribute from independent suppliers in China.  Our suppliers custom manufacture our carrying solutions and related products to our order, based on our designs and know-how, and to our customers’ specifications.

Corporate History

Forward Industries, Inc. was incorporated in 1961 under the laws of the State of New York as a manufacturer and distributer of advertising specialty and promotional products. In 1989, we acquired Forward US (then known as Koszegi Industries, Inc.), a manufacturer of soft-sided carrying cases.  The carrying case business became our predominant business, and in September 1997, we sold the assets relating to the production of advertising specialty and promotional products, ceasing to operate in that segment.

In May 1994, we formed Forward HK to facilitate a more nimble and robust carrying case procurement and quality control infrastructure, and to enhance our foreign sourcing capabilities. Thereafter we determined that our domestic production capability was unnecessary, sold the related assets, and we now source substantially all our products from suppliers in the APAC Region.  See "Product Supply".

In May 2001, we formed Forward Switzerland to facilitate distribution of aftermarket products under our licenses for cell phone cases with a major North American multinational and to further develop our OEM European business presence.  After the expiration of the last of these licenses in March 2009, staff at Forward Switzerland was significantly reduced and in recent years has primarily served our OEM European customers.   As part of our strategy to develop a global retail distribution capability, we are reinvesting in both staff and infrastructure at Forward Switzerland and have established it as our EMEA headquarters from which we are coordinating our sales and marketing activities throughout the EMEA region.

In April 2011, we formed Forward JAFZA to facilitate the development of our business presence and retail distribution channel in the Middle East and India region.

In July 2011, we formed Forward UK to facilitate a more capable and robust administrative and sales support infrastructure that is dedicated to supporting the development of our retail distribution strategy in the EMEA region and our EMEA based sales and marketing personnel.

Products

We design and market to our customers’ order, carry and protective solutions for hand held consumer electronics and other products, including soft-sided carrying cases, bags, clips, hand straps, protective plates, and other accessories made of leather, nylon, vinyl, plastic, PVC and other synthetic materials. Our products are used by consumers for protecting and carrying or transporting portable electronic and other products such as blood glucose monitoring kits, bar code scanners, GPS and location devices, cellular telephones, laptop computers, MP3 players, firearms, sporting and recreational products, and aeronautical products. Our carrying cases are designed to enable these devices to be stowed in a pocket, handbag, briefcase, or backpack, clipped to a belt or shoulder strap, or strapped to an arm, while protecting the consumer electronic or other product from scratches, dust, and mishandling.

At the same time, we are working with multiple prospective partners on multiple fronts to consummate licensing, distribution or straight purchase arrangements to develop a broadly diversified portfolio of intellectual property in the consumer electronics accessories market.

Diabetic Products

We sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers) of these electronic, monitoring kits made for use by diabetics.  We typically sell these cases at prices ranging from approximately $0.50 to $3.00 per unit.  Unit volumes are sold predominantly at the lower end of this price range.  The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a much lesser extent, sells them through their retail distribution channels.  The kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders.  As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet.  Since the end of 2007, OEMs have sought to reduce the cost of these cases by simplifying their design.

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

We are currently developing new products for our retail channel business.  The focus of such product development is on cases and accessories for consumer electronic devices.  In furtherance thereof, on August 30, 2011, we entered into a binding Memorandum of Understanding (“MOU”) with G-Form LLC, a manufacturer of consumer and athletic products incorporating proprietary extreme protective technology.  The MOU contemplates that we will launch new distinctive Forward branded products exclusively utilizing the licensed technology for sale to consumer electronics retailers, original equipment manufacturers and other business to business channels other than sport related or lifestyle stores and military or military channels.  Prior to launch of our own products, we may sell current G-Form branded electronic protection products in the Company’s territory.

Marketing, Distribution, and Sales

Geographic Sales Distribution

Through our wholly owned subsidiaries, Forward US and Forward Switzerland, we distribute and sell our products globally.  The approximate percentages of net sales to customers by their geographic location for Fiscal 2011 and 2010 are as follows:

	Net Sales Fiscal Years Ended September 30,
Geographic Location:	2011	2010
APAC.......................................................................................................................	46%	43%
Americas..................................................................................................................	28%	33%
Europe......................................................................................................................	26%	24%
Totals...................................................................................................................	100%	100%

The importance of the APAC region is attributable to the fact that certain of our key customers outsource product manufacture to contract manufacturers located in China or elsewhere in Asia.  In these instances, we ship product to, and product is packaged “in box” at, such contract manufacturer’s facility.  If payment to us is due from the contract manufacturer, we identify the sale to its geographic location rather than that of the customer for whom the contract manufacturer is supplying product.  The increase in APAC contribution to net sales in Fiscal 2011 compared to Fiscal 2010 was due to the increase in revenue from our largest diabetic case customer, which uses such a contract manufacturer.  See Note 14 to the audited consolidated financial statements included in Item 8 of this Annual Report.

Channels of Distribution

We primarily ship our products directly to our OEM customers or their contract manufacturers, who package our carry solutions products “in box” with the OEM customer’s products.  Certain OEMs that became our customers in Fiscal 2011 or 2010 also purchase our carry and protective solution products and offer them for sale as stand-alone accessories to complement their product offerings.

In addition to expanding our existing OEM business, we are currently engaged in building a multi-channel distribution capability to the retail, corporate and on-line markets, although there is no assurance that we will be successful.

Sales by Product Line

Sales of carry and protective solutions for “Diabetic Products” and for “Other Products”, i.e., all products other than diabetic carry cases for blood glucose monitor kits, accounted for approximately the following percentages of total net sales in Fiscal 2011 and 2010:

	Fiscal Year Ended
Sales:	2011	2010
Diabetic Products...................................................................................................	73%	74%
Other Products .......................................................................................................	27%	26%
Totals...................................................................................................................	100%	100%

Sales Concentration

We have approximately 80 active customers.  Of these, three customers, including their affiliates and contract manufacturers, accounted for approximately 69% of our net sales in Fiscal 2011 and 73% in Fiscal 2010. All three are OEMs of diabetic monitoring kits. These customers package our carry and protective solutions “in box” with their branded products, or to a lesser extent, sell them through their retail distribution channels. The approximate percentages of net sales contributed by each of these three customers for Fiscal 2011 and Fiscal 2010 are as follows:

	Fiscal Year Ended
Customer:	2011	2010
Diabetic Customer A............................................................................................	37%	39%
Diabetic Customer B.............................................................................................	16%	19%
Diabetic Customer C.............................................................................................	16%	15%
Totals*................................................................................................................	69%	73%

* Tables may not total due to rounding.

Sales Force

During Fiscal 2011 and 2010, all net sales were made directly by our employees, which are assigned key accounts or defined geographic sales territories.  See “Risk Factors” in Item 1A. of this Annual Report - “Our business could suffer if the services of key sales personnel we rely on were lost to us.”

OEM Distribution Hubs

We have distribution hub arrangements with three OEM customers.  These arrangements obligate us to supply our products to the customer’s distribution hubs (may be multiple locations) where its products are manufactured and/or warehoused pending sale and where our products are packaged in-box with the OEM customer’s products or, to a much lesser extent, distributed for retail sale. The product quantities we are required to supply to each distribution hub are based on the OEM customer’s forecasts.  We do not recognize revenue for product shipped to a hub until we have been advised by our customer that product has been withdrawn from the distribution hub to be placed “in box”. Hub arrangements have had the general effect of extending financing for our customers’ inventory build by extending the time between our placement of orders to our suppliers in order to ship and supply the hubs and the time that we are able to recognize revenue.  The corollary effect is an increase in our inventory levels.

Credit Risk

We generally sell our OEM products on 60- to 90-day credit terms customary in the industry.  Historically, we have not had significant credit problems with our customers. Our significant OEM customers are large, multi-national companies with good credit histories. None of these customers is or has been in default to us, and payments from all customers are generally received from them on a timely basis. Three customers, including their affiliates or contract manufacturers, accounted for approximately 71% of our accounts receivable at September 30, 2011. Three customers, including their affiliates or contract manufacturers, accounted for approximately 75% of our accounts receivable at September 30, 2010.

When we ship products to our OEM customer’s designated contract manufacturer and invoice such manufacturer (and not the OEM customer), even though our order flows originate with and depend on our relationship with the OEM, our accounts receivable credit risk lies with the contract manufacturer.  Our OEM customer does not guarantee the credit of the contract manufacturer to whom the OEM requests us to ship our carrying case products, and such order volumes may be significant from time to time.  In most cases, these contract manufacturers are themselves major multinational enterprises with good credit.  See Item 1A of this Annual Report on Form 10-K: “Risk Factors”.

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

Suppliers

We procure substantially all our supply of carrying solutions products from independent suppliers in China.  We purchased approximately 90% of our products from four such suppliers in Fiscal 2011 and 88% from four such suppliers in Fiscal 2010. One China supplier accounted for approximately 58% and 67% of our product purchases in Fiscal 2011 and 2010.  Depending on the product, we may require several different suppliers to furnish component parts or pieces.  During Fiscal 2011 and currently we are experiencing higher price quotes, which we believe are attributable in significant degree to inflationary impacts on the suppliers’ labor and materials costs that they are attempting to pass on to us.

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

Logistics

Once our products are approved for shipment by our inspection and quality control procedures, the products are typically shipped to our customer’s destination port on ocean-going container vessels. In certain cases, at the customer’s request, we will ship products by air freight or ground transport to a customer’s location in China or Hong Kong.  Most ocean-going shipments bound for the United States are off-loaded at the port of Los Angeles or San Francisco, but certain customers arrange for shipments to East coast ports, such as Miami or Philadelphia. European shipments generally are routed via Rotterdam.  See “Item 1A. in this Annual Report “Risk Factors—Our shipments of products via container freight to customers in the United States and Europe may become subject to delays or cancellation at port facilities due to work stoppages or slowdowns, damage caused by weather or terrorism and congestion due to inadequacy of equipment and other causes.”

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

Employees

At September 30, 2011, we had 45 full-time employees, of whom two are employed in executive capacities, nine are employed in administrative and clerical capacities, thirteen are employed in sales and sales support, six are employed in design and product development capacities, and fifteen are employed in sourcing, quality control, and warehouse capacities. We consider our employee relations to be satisfactory.  None of our employees are covered by a collective bargaining agreement.  Of these employees, fifteen have been hired in connection with our potential retail channel business.

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

ITEM 1A.         RISK FACTORS

Please read the note regarding "Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995" that appears on pages 17 of this Annual Report on Form 10-K.

We previously announced our intention to diversify our business by means of merger, acquisition or other business combination.

Our business strategy is to grow our OEM business, expand product offerings and technology solutions, and develop or acquire retail distribution capability.   Consistent with this approach, in December 2010, we announced entry into a letter of intent to acquire Flash Ventures Inc., a distributor of consumer electronics peripherals and accessories (“Flash”). In April 2011 we elected to terminate such letter of intent and not make such acquisition.

Without completing such a merger or acquisition to acquire a retail channel and product development capability, the time required to implement our growth strategy is likely to increase.  This growth strategy represents a significant shift in the Company’s strategy, and there can be no assurance that we will be successful in our efforts to achieve our goals.

Management continues to evaluate potential merger and acquisition targets, and given the right strategic opportunity pursuant to satisfactory terms and conditions, it will pursue a potential merger or acquisition if it is in the best interests of shareholders.   There can be no assurance that we will be successful in our efforts to make any acquisition, or that any business that we do acquire or invest in will be profitable or accretive.  There can be no assurance as to the timing of a transaction, or that the market price of our common stock will not decline in response to any such transaction as may be effected or not effected.

Our business strategy is to develop and grow our existing business and to expand into retail; to the extent that operating expenses continue to trend significantly higher before we realize higher revenues, our operating results may continue to be adversely and materially affected.

We are pursuing a more marketing-driven and product development-driven business model to grow our existing business and expand product offerings.  In executing this strategy, we have incurred, and are likely to continue to incur, increased selling, general, and administrative expense as we devote increased resources to expanding product sales and development and to establish a retail distribution channel, including resources to recruit and compensate experienced sales and marketing professionals.  Such increased expenses are likely to continue to impact our income statement and reduce cash and equivalents before such efforts result in increased revenues and profit, if at all, which may continue to materially and adversely affect our results of operations.  We have hired 15 employees in connection with the potential retail channel business and have invested significant resources in bringing new products to market, particularly in terms of funding product development.  As of September 30, 2011, no new products were available for market and there had been no sales in connection with the potential retail business.  Realization of higher revenues and resulting improvement in our results of operations will depend on management’s ability to execute successfully on its strategy and business plan, as to which there can be no assurance.

The cash investment required to execute our growth strategy is likely to be substantial relative to our cash resources.

We have recently invested and expect to continue to invest substantial incremental cash resources to execute our growth strategy to fund (i) operating losses reflecting the investment in our sales and distribution capabilities; (ii) investments in product development and other joint venture arrangements; and (iii) investments in working capital required to support new products and channels.  While we believe that our existing cash resources are sufficient to support our growth strategy, there can be no assurances that our growth strategy will be successful or that we will earn a return on these investments.

In pursuing strategic partnerships, we may decide to advance funds to third parties for product development.

We are aggressively pursuing business relationships with unrelated third parties (via potential joint sales, joint venture, licensing, or other arrangements) by which we are seeking to expand our sales base, access new customer markets, and/or develop new products to distribute and sell.  In certain cases, from time to time, we may deem it in the Company’s best interests to participate in the funding of new product development by extending short-term loans for working capital, product development, or related uses.  In general, a significant ancillary purpose of such loans might include enhancing the likelihood of our securing the business relationship with such third party that we deem advantageous to our business development efforts, as well as acceleration of the development timetable for the product.  Such lending may not be on a secured basis. Our business experience does not encompass bank lending expertise in the assessment of the creditworthiness of borrowers, and such lending on our part does not represent a core element of our business expertise.

There is a risk that the funds we loaned or advanced to third parties will not be repaid.

On January 5, 2011, the Company entered into a loan agreement with Flash Ventures, Inc., an unrelated entity, to provide a credit facility of up to $1,000,000, due December 1, 2011.  Pursuant to the agreement Flash executed an unsecured, unsubordinated term note in favor of the Company, bearing interest at 11% per annum on any unpaid principal, payable quarterly commencing March 31, 2011.   On January 6, 2011 and January 19, 2011, Flash drew $600,000 and $400,000, respectively, in funds under the note, leaving no further funding available.  Flash was late in making the interest payment due March 31, 2011, eventually making payment in full, and made timely payment thereafter.  Effective December 1, 2011, the terms of the loan were amended to, among other things, extend the maturity date to April 1, 2012 and to provide for the loan to be secured.  In connection with such amendment Flash made a principal payment of $250,000 on December 1, 2011.

As of September 30, 2011, we had advanced $500,000, in funds to a prospective joint venture participant in consideration as a prepaid royalty.

As with any debt obligation, there is a risk that the borrower will default and we as lender may not receive repayment in full of the funds loaned and interest thereon.  This risk is increased by virtue of the fact that many of these loans were made on an unsecured basis.  If this were to occur, it could have a material, adverse effect on our financial condition and reduce the amount of funds available to support our growth initiatives and other capital requirements.

Our business remains highly concentrated in our OEM - Diabetic Products line, posing risks to our financial condition and results of operations compared to periods when revenue from customers from two principal product lines were more balanced. If our OEM - Diabetic Products line were to suffer the loss of a principal customer or a material decline in or loss of sales, our business would be materially and adversely affected.

Sales of diabetic cases to OEM customers accounted for approximately 73% of net revenues in Fiscal 2011.  While OEM sales of “other products” reflect new customer adds and improved revenues in recent years, our business remains characterized by high product line as well as customer concentration.  In such circumstances, our financial condition and results of operations are subject to higher risk from the loss of a OEM diabetic case customer or from changes in the business practices of OEMs of blood glucose monitors, for example, a decision to reduce or eliminate inclusion of cases in box with the electronic device or a decision to focus on insulin pumps instead of insulin by injection.

Our business is and has been characterized by a high degree of customer concentration.  Our three largest customers accounted for approximately 70% and 73% of net sales in Fiscal 2011 and Fiscal 2010, respectively; the loss of, or material reduction in orders from, any of these customers would materially and adversely affect our results of operations and financial condition.

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

Three customers accounted for approximately 71% of our accounts receivable at September 30, 2011, and three customers accounted for approximately 75% of our accounts receivable at September 30, 2010. The failure to receive or collect such amounts when and as due could have a material adverse effect on our financial condition, liquidity, and results of operations.

We continue to encounter pressures from our largest OEM customers to maintain or even roll back prices or to supply lower priced carry solutions, and expect such pressure to persist. The effects of such price constraints on our business may be exacerbated by inflationary pressures that affect our costs of supply.

During Fiscal 2011 and 2010, we experienced significant pricing pressure from our largest OEM customers to maintain or even reduce the prices we charge them.  When we are unable to extract comparable concessions from our suppliers on prices they charge us, product sales margins erode.

In addition to margin compression from customers, from time to time we may encounter increased prices from our Chinese suppliers who are reacting to inflationary increases in materials and labor costs incurred by them.  We believe that Fiscal 2011 and the present represent a period of such inflationary pressures.  In addition, prices that our Chinese vendors charge to us may reflect appreciation of the Chinese currency against the US dollar, which can be passed through to us in the form of higher US dollar prices. This in turn will tend to reduce gross profit percentage if we are unable to raise prices.  We anticipate that constraints on our ability to maintain or increase prices to our major customers will continue to exert downward pressure on our gross profit percentage in the fiscal year ending September 30, 2012.  This is particularly the situation with respect to our large diabetic customers for existing as well as new programs.

Our results of operations are subject to the risks of fluctuations in the values of foreign currencies relative to the U.S. Dollar.

Our results of operations are expressed in U.S. Dollars.  When the U.S. Dollar appreciates or depreciates in value against a currency in which all or a significant portion of revenues or other accounts receivable are denominated, such as the Euro, our results of operations can be adversely affected or benefited, respectively. For Fiscal 2011, there was not a significant depreciation of the Euro to affect our results of operations.  The degree of impact is proportional to the amount of foreign currency expense or revenue, as the case may be, and the fluctuations in exchange rates over the period in which the effect is measured on our financial statements.

Future revenues are difficult to predict and are likely to show significant variability as a consequence of customer concentration.

Because our revenues are highly concentrated in a few large customers, and because the volumes of these customers' order flows to us can fluctuate markedly in a short period of time, our quarterly revenues, and consequently our results of operations, may be highly variable and subject to significant changes over a relatively short period of time.

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

Our gross margins, and therefore our profitability, vary considerably by sales channel, customer and by product type, and if the revenue contribution from one or more OEM customers changes materially, relative to total revenues, our gross profit percentage may fluctuate or decline.

Our gross profit margins on the products we sell can vary widely depending on the sales channel, product type, customer, order size, and market in which the customer's products are sold. Because of the broad variability in price ranges and product types, we anticipate that gross margins, and accordingly their impact on operating income or loss, may fluctuate depending on the relative revenue contribution from each customer or product.

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

Our shipments of products via container may become subject to delays or cancellation due to work stoppages or slowdowns, piracy, damage to port facilities caused by weather or terrorism, and congestion due to inadequacy of port terminal equipment and other causes.

To the extent that there are disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination as a result of labor disputes, work-rules related slowdowns, tariff or World Trade Organization-related disputes, piracy, physical damage to port terminal facilities or equipment caused by severe weather or terrorist incidents, congestion in port terminal facilities, inadequate equipment to load, dock and offload container vessels or energy-related tie-ups or otherwise, or for other reasons, product shipments to our customers will be delayed.  In any such case, our customer may cancel or change the terms of its purchase order, resulting in a cancellation or delay of payments to us. A closure or partial closure of port facilities or other causes of delays in the loading, importation, offloading or movement of our products to the shipping destination agreed with our customer could result in increased expenses, as we try to avoid such delays, delayed shipments or cancelled orders, or all of the above. Depending on the severity of such consequences, this may have an adverse effect on our financial condition and results of operations.

The OEM carrying solutions business is highly competitive and does not pose significant barriers to entry.

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

Our Board of Directors is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. Our Board of Directors has the authority, without shareholder approval, to issue such preferred stock in one or more series and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Our ability to issue the authorized but unissued shares of preferred stock could be used to impede takeovers of our company.  Under certain circumstances, the issuance of the preferred stock could make it more difficult for a third party to gain control of Forward, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of our common stock. In addition, our certificate of incorporation requires the affirmative vote of two-thirds of the shares outstanding to approve a business combination such as a merger or sale of all or substantially all assets.  Such provision and blank check preferred stock may discourage attempts to acquire Forward. Applicable laws that impose restrictions on, or regulate the manner of, a takeover attempt may also have the effect of deterring any such transaction.  We are not aware of any attempt to acquire Forward.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

    Not Applicable

ITEM 2.            PROPERTIES

We sub-leased approximately 5,300 square feet of office and warehouse space at 1801 Green Road, Pompano Beach, Florida on a month-to-month basis from a tenant at the same premises. We used this office space as our executive office and our United States sales office until April 2011. This sub-lease expired on November 30, 2011.

In April 2011, the Company relocated its executive offices from Pompano Beach, Florida to offices in Santa Monica, California, which consists of approximately 3,400 square feet for which the Company rents at $13,500 per month under lease agreements, which expire in October 2016.

In May 2011, the Company, under a license granted by the Jebel Ali Free Zone Authority (JAFZA), established a registered branch office in the Jebel Ali Free Zone (JAFZ) of the United Arab Emirates.  Under the license, the Company rents approximately 638 square feet of office space at annual rate of AED118,580 (approximately $32,300 at September 30, 2011) through May 2012. We use this office space to facilitate product sales in the Middle-East and India region.

In July 2011, Forward HK renewed its lease for approximately 4,400 square feet of office space in Kowloon, Hong Kong, which extends through October 2014 at a monthly rate of $15,000. We use this office space as our APAC headquarters from which we coordinate and conduct our Asia-based sourcing, quality assurance, and logistics activities.

In October 2011, the Company, entered into a lease for approximately 1,000 square feet of office space in London, England at $8,000 per month, which extends through September 2012. We use this office space to perform administrative and sales support (such as accounting, operational, and customer service functions) to our EMEA based sales team.

Forward Innovations sub-leases approximately 1,300 square feet of office space in Cham, Switzerland on a month-to-month basis from a tenant at the same location. We use this office as our EMEA headquarters from which we coordinate our sales and marketing activities throughout the EMEA region.

We believe that each of the foregoing leased properties is adequate for the purposes for which it is used. All leases are with independent third parties.  We believe that the loss of any lease would not have a material adverse effect on our operations as we believe that we could identify and lease comparable facilities upon approximately equivalent terms.

ITEM 3.            LEGAL PROCEEDINGS

Targus Group International, Inc., et al. v., Forward Industries, Johnson, et al.

On September 19, 2011, the Company, Brett Johnson (our President and Chief Executive Officer), and one of our employees were named in a Complaint filed in Orange County Superior Court by Targus Group International, Inc. and two of its affiliates.  The Complaint alleged a claim for breach of contract against Mr. Johnson.  The Complaint further alleged a "breach of fiduciary duty/duty of loyalty" against the employee, and it asserted claims against Mr. Johnson and the Company for allegedly aiding and abetting that breach.  The Complaint also asserted a cause of action against all Defendants for unfair competition.  An Amended Complaint was filed on October 11, 2011.  In addition to the claims asserted the in the original Complaint, the Amended Complaint added an additional Targus affiliate as a plaintiff and named an additional employee of the Company as a defendant.  The Amended Complaint asserted a claim against that employee for breach of contract and for "breach of fiduciary duty/duty of loyalty," and it added new claims against the Company and Mr. Johnson for allegedly inducing the breach of and interfering with that employee's contract and for allegedly aiding and abetting his breach of duty.  The claim for unfair competition in the Amended Complaint relies on these new allegations as well.  All of the claims asserted in this action arise out of the decisions of former employees of one or more of the plaintiffs to accept offers of employment with the Company.  The amount of damages sought is not specified.  The Company believes it has substantial defenses to these claims and intends to vigorously defend the action.

Other Litigation

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of September 30, 2011, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

	Bid Price Information for Common Stock*
	Fiscal 2011		Fiscal 2010
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$4.06	$2.89	$2.15	$1.69
Second Quarter	$4.10	$3.02	$3.20	$1.96
Third Quarter	$4.59	$2.52	$5.60	$2.96
Fourth Quarter	$3.11	$2.01	$4.59	$2.90

_______________________________
*High and low bid price information as furnished by The NASDAQ Stock Market Inc.

On December 1, 2011, the closing bid quotation for our common stock was $1.62

Holders of common stock.

 As of December 1, 2011, there were approximately 115 holders of record of our common stock, excluding approximately 8,720 beneficial holders of common stock whose shares are held in street name.

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

Recent sales of unregistered securities

During Fiscal 2011, we did not sell any shares of common stock, or securities exercisable for or exchangeable into common stock, or any other securities that were not registered under the Securities Act of 1933.

Securities authorized for issuance under equity compensation plans.

For information relating to this topic, see Part III, Item 11 of this Annual Report. “Executive Compensation—Securities Authorized for Issuance under Equity Compensation Plans”, which is incorporated in this Annual Report on Form 10-K by reference to our 2011 Proxy Statement.

Purchase of Equity Securities

No repurchase of any shares of our common stock or other equity security was made by or on behalf of the Company during Fiscal 2011.

In September 2002 and January 2004, our Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of our common stock. Under those authorizations, as of September 30, 2011, we have repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million, leaving a balance of 313,597 shares (approximately 3.9% of the shares outstanding at September 30, 2011) under those authorizations, but none during Fiscal 2011 or Fiscal 2010.  Separate from the foregoing authorizations, in Fiscal 2010 in connection with exercises of stock options to purchase 50,000 shares in the aggregate of common stock by two non-employee directors and an officer, such persons received, net, an aggregate of 24,030 shares in transactions valuing such shares at market on the respective dates of exercise in lieu of payment of the exercise price of such options.  Under applicable authority, such transactions are not deemed to constitute purchases by us of our common stock.

ITEM 6.            SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto and other financial information appearing in Item 8 of this Annual Report on Form 10-K.  This discussion and analysis compares our consolidated results of operations for the Fiscal year ended September 30, 2011 ("Fiscal 2011"), with those for the Fiscal year ended September 30, 2010 ("Fiscal 2010"), and is based on or derived from the audited Consolidated Financial Statements included in Item 8 in this Annual Report. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future.  Such forward looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward-looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward-looking statements contained in this Annual Report are based upon assumptions and assessments that we believe to be reasonable as of the date of this Annual Report.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those we assumed and assessed.  Risks, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations  and those identified in “Risk Factors” in Item 1A of this Annual Report on Form 10-K, could cause our future operating results to differ materially from those set forth in any forward looking statement.  There can be no assurance that any such forward looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward looking statement.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Business Overview

Trends and Economic Environment

In executing the channel-building and product development elements of our strategy, during Fiscal 2011 we have incurred, and we intend to continue to incur, significantly increased selling, general, and administrative expenses as we devote resources to recruit, hire and compensate experienced sales, design, operations, and administrative professionals, and to develop and/or acquire new product offerings. Insofar as most of our new personnel were hired in the second half of Fiscal 2011, with further investment in personnel planned for the first quarter of Fiscal 2012, the fourth quarter of Fiscal 2011, and succeeding reporting periods will begin to reflect more fully our investments in resources, while the anticipated benefits of such hires in the form of increased sales and profit will take significantly longer to be realized, if at all.  At the same time, we are investing resources in bringing new products to market, particularly in terms of funding product development activities with prospective partners.  We anticipate that the measure of success of our strategy as reflected in our results of operations will be determined by the strength of new distribution channels, by the speed in which we can bring new products to market, and by the success and acceptance of these products in the marketplace.

With regard to our OEM business, we have recently been awarded several large programs by two major diabetic customers. We anticipate that these programs will begin to contribute meaningfully to revenues beginning in late Fiscal 2012. While these new programs will increase our sales volume, we anticipate that gross margins on certain of these new or prospective programs will be lower than the gross margins seen in the first part of Fiscal 2011.  Our business remains highly concentrated by customer and product type, especially in the diabetic case product line.  However, as we indicated in previous reports, we intended to build on the 10% growth in revenue that was contributed by “other products” in Fiscal 2010, and in Fiscal 2011 we have exceeded such targets.  Accordingly, even as diabetic product sales continue to increase, we believe that we are making progress in diversifying the customer base.

We continue to operate in a very challenging pricing and gross margin environment with our OEM customers.  The global economy continues to face headwinds, and our OEM customers remain very price sensitive.  As reflected in the “gross profit” discussions below, we are encountering higher costs from our China-based suppliers due to materials and labor price increases, placing continuing pressure on profit margins. As the expected launch of new and replacement diabetic programs increasingly replace mature programs, we anticipate that the impact of materials and labor cost increases from our China-based suppliers will become more evident in this product line and gross profit generally.  Product mix factors may exacerbate this trend.  In many cases, we are not able to pass higher costs through to customers, particularly when replacement program products resemble their predecessor or historically similar products for which customers have become accustomed to a narrow price range. See “Risk Factors” in Item 1.A of this Annual Report. We are actively looking at alternative sources of supply, as well as other geographic regions to expand and diversify our manufacturing capabilities in order to mitigate this trend.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, the amounts of which may significantly exceed FDIC insured limits, and in Europe. At September 30, 2011, this amount was approximately $10.5 million. Historically, the Company has not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived credit worthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of customers are generally net thirty (30) days to net sixty (60) days; however, the Company typically extends to its largest customers payment terms up to 90 days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers.  None of these customers or their contract manufacturers is or has been in default to the Company, and payments are generally received from them on a timely basis. Three customers, including their affiliates and contract manufacturers, accounted for approximately 71% and 75% of the Company’s accounts receivable at September 30, 2011 and 2010, respectively. At September 30, 2011 and 2010, the allowance for doubtful accounts was approximately  $14,000 and $19,000, respectively.

Inventory Valuation

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2011, the Company did not record an allowance for obsolete inventory. At September 30, 2010, the allowances for obsolete inventory was approximately $28,000.

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. The Company recorded approximately $74,000 and $54,000 of depreciation and amortization expense in Fiscal 2011 and 2010, respectively. Depreciation and amortization for production related property and equipment is included as a component of costs of goods sold in the accompanying consolidated statements of operations. Depreciation and amortization for selling and general and administrative related property and equipment, is included as a component of operating expenses in the accompanying consolidated statements of operations.

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

Shipping and Handling Costs

We classify shipping and handling costs (including inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs associated with our Hong Kong distribution facility and network) as a component of cost of goods sold in the accompanying consolidated statements of operations. This classification may not be comparable to similar companies within our industry.

Income Taxes

We account for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of our net deferred tax assets.   See Note 8 to the Notes to Consolidated Financial Statements. Our policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in the statement of operations. For the fiscal years presented in the accompanying consolidated statements of operations no income tax related interest or penalties were assessed or recorded.

Share-Based Payment Expense

We recognize share-based equity compensation in our consolidated statements of operations at the grant-date fair value of our stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. Refer to Note 7 Share-Based Compensation of this Annual Report.

Results of Operations for Fiscal 2011 compared to Fiscal 2010

Net loss

We incurred a net loss of $2.9 million in Fiscal 2011 compared to net loss of $1.7 million in Fiscal 2010. The increase in net loss is primarily the result of higher sales and marketing expenses, as well as higher general and administrative expenses, which were offset, in part, by an increased gross profit on higher sales and “other income” (primarily interest income) in Fiscal 2011, as reflected in the table below:

(thousands of dollars)
	Fiscal 2011	Fiscal 2010	Increase (Decrease)
Net sales...............................................................................................	$22,777	$18,997	3,780

Gross profit...........................................................................................	5,065	4,232	833
Sales and marketing expenses...........................................................	(3,391)	(2,167)	1,224
General and administrative expenses................................................	(4,688)	(3,636)	1,052
Other income	58	10	48
Income taxes	56	(124)	180
Net loss*................................................................................................	($2,900)	($1,686)	1,214

* Table may not total due to rounding.

Basic and diluted loss per share was ($0.36) for Fiscal 2011, compared to ($0.21) for Fiscal 2010. The increase in loss per share in Fiscal 2011 was due to the increase in net loss, which was offset, in small part, by the increase in weighted average shares outstanding in Fiscal 2011.

Net Sales

Net sales increased $3.8 million, or 20%, to $22.8 million in Fiscal 2011 from $19.0 million in Fiscal 2010 due to higher sales of diabetic products, which increased $2.5 million, or 18%, and higher sales of “Other Products”, which increased $1.2 million, or 26%. The tables below set forth net sales by product line and geographic location of our customers for the periods indicated.

Net Sales for Fiscal 2011 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................................	$9.1	$2.6	$5.0	$16.7
Other Products.......................................................	1.4	3.8	1.0	6.1
Totals*..............................................................	$10.4	$6.4	$5.9	$22.8

Net Sales for Fiscal 2010 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products..................................................	$7.4	$3.0	$3.8	$14.1
Other Products.......................................................	0.9	3.2	0.8	4.9
Totals*..............................................................	$8.2	$6.2	$4.6	$19.0

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

Sales of cases and related accessories for blood glucose monitoring kits increased $2.5 million, or 18%, to $16.7 million in Fiscal 2011 from $14.1 million in Fiscal 2010. This increase was due primarily to higher sales to two of our major diabetic customers, as presented in the table below, which sets forth our sales by diabetic customer for the periods indicated.

(millions of dollars)
	Fiscal 2011	Fiscal 2010	Increase (Decrease)
Diabetic Customer A.........................................................................	$8.4	$7.4	$1.0
Diabetic Customer B.........................................................................	3.7	3.6	0.1
Diabetic Customer C.........................................................................	3.7	2.8	0.9
All other Diabetic Customers...........................................................	0.8	0.3	0.5
Totals*.........................................................................................	$16.7	$14.1	$2.5

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 73% of our total net sales in Fiscal 2011 compared to 74% of our total net sales in Fiscal 2010.

Other Product Sales

We design and sell carrying solutions primarily to OEMs for a diverse array of other portable electronic and other products, including bar code scanners, GPS and location devices, cellular telephones, laptop computers, MP3 players, firearms, sporting and recreational products, and aeronautical products.

Sales of other products increased $1.2 million, or 26%, to $6.2 million in Fiscal 2011 from $4.9 million in Fiscal 2010. Included in the Fiscal 2011 amount is $0.4 million of sales to Flash Ventures, Inc. (refer to Note 3 – Note Receivable in the Notes to Financial Statements), which we consider as non-recurring business. The balance of the increase was primarily driven by higher sales to five existing customers, which totaled $1.5 million in the aggregate and individually accounted for 10% or more of total increase in other products. Smaller increases in several other customer accounts, totaling $0.3 million in the aggregate, also contributed to the higher sales of “Other Products” in Fiscal 2011. These sales increases were offset, in part, by decreases in sales to several customers, most of which were individually immaterial, except to two customers, which each decreased $0.2 million, respectively.

Sales of other products represented 27% of our net sales in Fiscal 2011 compared to 26% of net sales in Fiscal 2010.

Gross Profit

Gross profit increased $0.8 million, or 20%, to $5.1 million in Fiscal 2011 from $4.2 million in Fiscal 2010. The increase resulted primarily from the $3.8 million, or 20%, increase in net sales in Fiscal 2011 and, to a much lesser extent, from decreases from Fiscal 2010, in absolute terms, in tooling, packaging and warehousing costs, as well as the cost of operating our Hong Kong sourcing and quality control functions. In addition, as a percentage of sales, all components of our Cost of Goods Sold, with the exception of our Material Costs, were lower in Fiscal 2011, which improved our gross margin from Fiscal 2010. However, the increase in Material Costs, as a percentage of sales, offset the factors that improved our gross margin in Fiscal 2011. As a result, our gross margin was 22% in both Fiscal 2011 and 2010.

The increase in material costs, which as a percentage of sales, increased 2% in Fiscal 2011 was attributable primarily to our “Other Products line, where we experienced lower average margins due partly to changes in product mix, and partly to increased materials, labor, and other production costs from our Hong Kong based suppliers. These pricing pressures are presently more evident in our Other Products line, where the product life cycles are generally much shorter than those included in our Diabetic Products line. We are also experiencing increased costs of materials with regard to our Diabetic Products line, especially in respect of new and replacement programs for diabetic case products, but the impact of pricing pressures on mature programs sales in this product line remained relatively muted in Fiscal 2011.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.2 million, or 56%, to $3.4 million in Fiscal 2011 from $2.2 million in Fiscal 2010. The significantly higher level of expense reflects our focus on growing sales generally, developing our capability to sell into the retail channel, and developing new products (particularly for retail), and the ramp-up of necessary resources applied to achieve these goals, and is primarily due to the following:

  $0.6 million increase in personnel expense due to: i) the restructuring and growth of our sales force and ii) higher sales commissions accrued in respect of the higher sales levels achieved in the Fiscal 2011;

  $0.3 million increase in travel and entertainment expenses incurred by new sales and sales support personnel added globally during Fiscal 2011 primarily in connection with development of prospective new sales channels;

  $140 thousand increase in product development and design costs; and

  $180 thousand increase in the aggregate in occupancy, telecommunication, and general office expenses.

In connection with the potential retail channel business we have hired 15 employees.  To date, these employees have not generated any revenue.

Lesser fluctuations in other components of sales and marketing expenses were immaterial.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 29%, to $4.7 million in Fiscal 2011 from $3.6 million in Fiscal 2010 due primarily to the following:

  $0.6 million increase in personnel expense resulting from: i) hires of additional information technology, operations, and accounting personnel during the period; ii) retention bonus to an executive; iii) relocation expense and increased salary expenses associated with the relocation of the Company’s headquarters to California; iv) recruitment and signing fees attributable to new hires; v) increased payroll taxes and benefits attributable to personnel hires; and vi) associated higher level of share based compensation awards.

  $160 thousand increase in travel and entertainment expenses attributable primarily to relocation-related travel in connection with identification and establishment of new office space in California and related personnel relocation travel, as well as travel by executives associated with strategic and business development activities.

  $250 thousand increase in the aggregate in telecommunications costs (resulting from hosting and connectivity charges associated with the Company’s IT infrastructure, as well as cellular telephone charges) and general office costs (primarily computer expenses and office supplies);

  $160 thousand increase in professional fees including: i) legal, taxation, and accounting consulting fees incurred in connection with the proposed Flash Ventures transaction, as well as other strategic and business development activities; ii) consulting fees relating to the Company’s internal control environment; and iii) legal fees resulting from the Targus matter (refer to Note 12).

Other Income (Expense)

Other income (expense), consisting primarily of interest income on cash and cash equivalent balances and on short term notes receivable (refer to Note 3 – Notes Receivable in our Notes to Financial Statements), as well as foreign currency transaction gains and losses, improved to $58 thousand of income in Fiscal 2011 from $10 thousand of income in Fiscal 2010. This improvement resulted from a $65 thousand increase in interest income in Fiscal 2011, due primarily to the Flash note receivable, and to a lesser extent, interest bearing short-term investments.

 Liquidity and Capital Resources

During Fiscal 2011, we used $1.8 million of cash in operations compared to a use of $1.7 million in Fiscal 2010. Net cash used in operating activities in Fiscal 2011 consisted of net loss of $2.9 million, adjusted by $0.5 million for non-cash items (primarily share based compensation), and offset by net cash provided by working capital items of $0.6 million. As to working capital items, cash provided by operations consisted of an increase in prepaid and other assets (current and long-term) of $0.8 million and a decrease in accrued expenses and other current liabilities of $0.3 million. These changes were offset, in part, by decreases in accounts receivables and inventory of $0.7 million and $20 thousand, respectively, and an increase in accounts payable of $0.5 million. The increase in prepaid and other assets (current and long term) is due primarily to advanced royalties paid to a strategic partner (refer to Note 11 – License Agreement – in Notes to Financial Statements), prepaid rents (for the Company’s California headquarters and its JAFZA branch office), prepaid tooling and mold costs in support of firm purchase orders, prepaid telecommunication and IT costs, and insurance premiums. The decrease in accrued expenses and other current liabilities is primarily due to payments made during the Fiscal 2011 in respect of items accrued as of September 30, 2010: (i) $229 thousand in severance payments to a former officer of the Company; (ii) $142 thousand in settlement costs paid to a shareholder (iii) $225 thousand in sales commissions; and (iv) $130 thousand in wages. The decrease in accounts receivable is due to an improvement in our days sales outstanding and timing differences in cash payments received immediately prior to the close of our fiscal year. The increase in accounts payable is due to higher materials purchases made in the fourth quarter of Fiscal 2011 compared to the fourth quarter of Fiscal 2010 and are primarily in support of sales orders received in our OEM channel.

During Fiscal 2010, we used $1.7 million of cash in operations consisting of a net loss of $1.7 million, reduced by $0.4 million for non-cash items, and increased by net changes in working capital items of $0.4 million. As to working capital items, uses of cash in operating activities in respect of increases in accounts receivable, inventories, and prepaid and other current assets were $1.4 million, $0.4 million, and $12 thousand, respectively. These changes were offset, in part, by increases in accounts payable and accrued expenses and other current liabilities of $0.6 million and $0.8 million, respectively, and a decrease in other assets of $14 thousand, which provided cash to operating activities.

In Fiscal 2011, net investing activities used $1.8 million of cash, primarily in short-term loans of $1.5 million made to prospective strategic partners (refer to Note 3 – Notes Receivable – in Notes to Financial Statements), of which $0.5 million was converted to advanced royalties (refer to Note 11 – License Agreement – in Notes to Financial Statements). In addition, net investing activities consisted of purchases of $0.3 million of property and equipment, primarily computer and telecommunications hardware and software. In Fiscal 2010, investing activities used $9 thousand in purchases of property and equipment.

There were no financing activities in Fiscal 2011.   In Fiscal 2010, financing activities generated $67 thousand in proceeds from the exercise of stock options.

At September 30, 2011, our current ratio (current assets divided by current liabilities) was 6.1; our quick ratio (current assets less inventories divided by current liabilities) was 5.8; and our working capital (current assets less current liabilities) was $18.3 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash and cash equivalents on hand. The primary demands on our working capital currently are: i) operating losses, ii) accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders with us and we order from our suppliers, and iii) development of strategic partnerships. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. Management’s recently announced business strategy includes (i) increasing the Company’s existing OEM business and (ii) expanding its product offerings and diversifying its distribution by moving into the retail channel.  We anticipate that the building out of our product offerings and establishing a retail distribution channel through internal growth and development of strategic partnerships may lengthen the period required to increase net sales revenues expected to be generated by the new channel and products.  Results of operations for Fiscal 2011 reflect the increase in operating costs brought to bear to achieve these goals.  Accordingly, we anticipate significant uses of cash and capital resources going forward as a result of one or more of the following developments in future periods: (i) continued operating losses due to the investments incurred in conjunction with our implementation of management’s strategy (see “Trends and Economic Environment” above), in particular in increased selling and other personnel expenses;  (ii) use of capital in financing strategic partnerships in investing activities; and (iii) investments in working capital required to support new products and sales channels.   We anticipate that our liquidity and financial resources for the next twelve months will be adequate to meet our operating and financial requirements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto included in this Annual Report may be found at pages [28 to 45] of this Annual Report on Form 10-K.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report (the fourth quarter of the Fiscal year ended September 30, 2011, in the case of this Annual Report on Form 10-K). Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report (the fourth quarter of the Fiscal year ended September, 30, 2011, in the case of this Annual Report on Form 10-K), to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our Principal Executive Officer and our Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Principal Executive Officer and our Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on this assessment, our Principal Executive Officer and our Principal Financial Officer believe that, as of September 30, 2011, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless the registrant specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Changes in Internal Control

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the last Fiscal quarter of the Fiscal year ended September 30, 2011.  Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the last Fiscal quarter of the Fiscal year ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors and executive officers is incorporated to this Annual Report on Form 10-K by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than January 28, 2012, in connection with our Annual Meeting of Stockholders (the “2011 Proxy Statement”) under the headings “Election of Directors”, “Structure and Practices of the Board of Directors”, and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;—Section 16(a) Beneficial Ownership Reporting Compliance”.  Information regarding executive officers is also incorporated to this Annual Report on Form 10-K by reference to the 2011 Proxy Statement under the caption “Executive Officers.” The information required by this item relating to Corporate Governance, including Code of Ethics, is incorporated to this Annual Report on Form 10-K by reference to the 2011 Proxy Statement under the heading “Structure and Practices of the Board of Directors.”

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2011 Proxy Statement under the heading “Executive Compensation and Related Information.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2011 Proxy Statement under the headings “Executive Compensation and Related Information—Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2011 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Certain Relationships, Director Independence, and Related Transactions” and “Structure and Practices of the Board of Directors;—Board of Directors and Director Independence.”

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2011 Proxy Statement under the heading “Matters Relating to Independent Registered Public Accountants;—Principal Accountant Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.	Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

b.	Exhibits
	3.	Articles of Incorporation and By-Laws

		3(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K, as filed with the Commission on December 8, 2010).

3(ii)

Third Amended and Restated By-Laws of Forward Industries, Inc., as of August 10, 2010 (incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K, as filed with the Commission on December 8, 2010).

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

10.3

Settlement Agreement, dated as of August 10, 2010, by and among Forward Industries, Inc., LaGrange Capital Partners, L.P., and certain Affiliates of LaGrange Capital Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010).

10.4

Severance and Release Agreement, dated as of August 10, 2010,  by and between Douglas W. Sabra and Forward Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010).

10.5

Retention Agreement, dated as of August 10, 2010, between Forward Industries, Inc. and James O. McKenna, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010).

	10.6	Amended Employment Agreement, dated as of April 1, 2011, between Forward Industries, Inc. and James O. McKenna, (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on May 11, 2011).

	10.7	Letter Agreement, dated October 31, 2011, between Forward Industries, Inc. and RGJR Capital Partners LLC, (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 7, 2011).

	10.8†	Memorandum of Understanding, dated August 30, 2011, between Forward Industries, Inc. and G-Form LLC.

21.	Subsidiaries of the Registrant

	21.1	List of Subsidiaries of Forward Industries, Inc.

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Consent of J.H. Cohn LLP

	23.2	Consent of Kaufman, Rossin & Co., P.A.

31.	Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1	Certification of Brett M. Johnson

	31.2	Certification of James O. McKenna

32.	Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

	32.1	Certifications of Brett M. Johnson and James O. McKenna (furnished herewith)

† Portions have been omitted pursuant to request for confidential treatment and the omitted portions have been separately filed with the Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. as of September 30, 2011 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. as of September 30, 2011 and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

J.H. COHN LLP

New York, New York

December 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

We have audited the accompanying consolidated balance sheet of Forward Industries, Inc. (the Company) as of September 30, 2010 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. as of September 30, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida

December 8, 2010

FORWARD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND 2010

	September 30,	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents...................................................................................	$14,911,844	$18,471,520
Accounts receivable, net ......................................................................................	3,894,118	4,621,181
Inventories...............................................................................................................	1,045,219	1,036,386
Prepaid expenses and other current assets.........................................................	1,018,227	240,651
Note receivable........................................................................................................	1,000,000	--
Total current assets..........................................................................................	21,869,408	24,369,738

Property and equipment, net.....................................................................................	302,158	115,205
Other assets.................................................................................................................	88,716	46,032
Total assets..................................................................................................................	$22,260,282	$24,530,975

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable.....................................................................................................	$2,947,562	$2,439,273
Accrued expenses and other current liabilities....................................................	630,031	885,332
Total current liabilities....................................................................................	3,577,593	3,324,605

Commitments and contingencies.............................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued..........................................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,794,296 and 8,761,629 shares issued (including 706,410 held in treasury at both dates) ...............................................................................	87,943	87,616
Capital in excess of par value.............................................................................	16,845,673	16,469,142
Treasury stock, 706,410 shares at cost ............................................................	(1,260,057)	(1,260,057)
Retained earnings................................................................................................	3,009,130	5,909,669
Total shareholders' equity.........................................................................................	18,682,689	21,206,370
Total liabilities and shareholders’ equity..............................................................	$22,260,282	$24,530,975

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2011	2010
Net sales......................................................................................................................................	$22,777,040	$18,996,827
Cost of goods sold......................................................................................................................	17,712,425	14,764,840
Gross profit................................................................................................................................	5,064,615	4,231,987

Operating expenses:
Sales and marketing...........................................................................................................	3,391,396	2,166,542
General and administrative...............................................................................................	4,688,236	3,636,309
Total operating expenses.........................................................................................	8,079,632	5,802,851

Loss from operations...............................................................................................................	(3,015,017)	(1,570,864)

Other income (expense):
Interest income...................................................................................................................	107,686	42,941
Other expense, net.............................................................................................................	(49,258)	(32,868)
Total other income....................................................................................................	58,428	10,073

Loss before income tax (benefit) expense............................................................................	(2,956,589)	(1,560,791)
Income tax (benefit) expense..................................................................................................	(56,050)	124,032
Net loss .....................................................................................................................................	$(2,900,539)	$(1,684,823)

Net loss per common and common equivalent share
Basic...........................................................................................................................	$(0.36)	$(0.21)
Diluted........................................................................................................................	$(0.36)	$(0.21)

Weighted average number of common and common equivalent shares outstanding	[
Basic...........................................................................................................................	8,080,344	7,983,257
Diluted.......................................................................................................................	8,080,344	7,983,257

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2011 AND 2010

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Amount
Balance at September 30, 2009	$22,522,439	8,643,598	$86,436	$16,101,568	$7,594,492	706,410	$(1,260,057)
Common stock issued upon exercise of stock options	67,000	59,030	590	66,410	--	--	--
Share-based compensation	301,754	59,001	590	301,164	--	--	--
Net loss	(1,684,823)	--	--	--	(1,684,823)	--	--
Balance at September 30, 2010	21,206,370	8,761,629	87,616	16,469,142	5,909,669	706,410	(1,260,057)
Share-based compensation	376,858	32,667	327	376,531	--	--	--
Net loss	(2,900,539)	--	--	--	(2,900,539)	--	--
Balance at September 30, 2011	$18,682,689	8,794,296	$87,943	$16,845,673	$3,009,130	706,410	$(1,260,057)

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2011		2010
Operating activities:
Net loss.............................................................................................................................	$(2,900,539)		$(1,684,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation..................................................................................	376,858		268,718
Depreciation and amortization.............................................................................	74,307		53,602
Provision for obsolete inventory........................................................................	11,525		29,796
Bad debt expense...................................................................................................	1,222		8,875
Loss on disposal of property and equipment....................................................	15,373		2,227
Changes in operating assets and liabilities:
Accounts receivable..............................................................................................	725,841		(1,370,594)
Inventories..............................................................................................................	(20,358)		(399,697)
Prepaid expenses and other current assets........................................................	(287,576)		(11,713)
Other assets.............................................................................................................	(42,684)		13,500
Accounts payable..................................................................................................	508,289		615,182
Accrued expenses and other current liabilities..................................................	(255,301)		784,511
Net cash used in operating activities...............................................................................	(1,793,043)		(1,690,416)

Investing activities: Issuance of notes receivable............................................................................................	(1,490,000)		-
Purchases of property and equipment..........................................................................	(276,633)	KC	(8,566)
Net cash used in investing activities.................................................................................	(1,766,633)		(8,566)

Financing activities:
Proceeds from exercise of stock options.......................................................................	--		67,000
Net cash provided by financing activities.........................................................................	--		67,000

Net decrease in cash and cash equivalents......................................................................	(3,559,676)		(1,631,982)

Cash and cash equivalents at beginning of year.............................................................	18,471,520		20,103,502

Cash and cash equivalents at end of year.........................................................................	$14,911,844		$18,471,520

Supplemental Disclosures of Cash Flow Information:
Cash paid during the Fiscal year for:
Income Taxes..........................................................................................................	$514		$--
Supplemental Disclosures of Non-Cash Operating and Investing Activities:
Conversion of note receivable to advanced royalties is reflected in Prepaid expenses and other current assets (refer to Note 11)....................................................................	$490,000		$--

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly owned subsidiaries (Forward Industries (IN), Inc., Forward Industries (Switzerland) GmbH (“Forward Switzerland”), Forward Industries HK Ltd., Forward Asia Pacific Limited, and Forward Ind. (UK), Ltd., together with Forward, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, highly liquid money market accounts, short-term bonds, and certificates of deposit with original contractual maturities of three months or less, predominantly in US dollar denominated instruments. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed FDIC insured limits, and in Europe. At September 30, 2011, this amount was approximately $10.5 million. Historically, the Company has not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived credit worthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of customers are generally net thirty (30) days to net sixty (60) days; however, the Company extends to certain customers, particularly its largest, payment terms up to 90 days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. At September 30, 2011 and 2010, the allowance for doubtful accounts was approximately $14,000 and $19,000, respectively.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2011 the Company did not record an allowance for obsolete inventory. At September 30, 2010, the allowance for obsolete inventory was approximately and $28,000.

Property and Equipment

Property and equipment consist of furniture, fixtures and equipment, and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the fiscal years ended September 30, 2011 and 2010, the Company recorded approximately $74,000 and $54,000 of depreciation and amortization expense, respectively. Depreciation and amortization for production related property, plant and equipment is included as a component of costs of goods sold in the accompanying consolidated statements of operations. Depreciation and amortization for selling and general and administrative related property and equipment, is included as a component of operating expenses in the accompanying consolidated statements of operations.

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.  See Note 8 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statement of operations and include accrued interest and penalties within the “accrued liabilities” in its balance sheets, if applicable. For fiscal years presented in the accompanying consolidated statements of operations no income tax related interest or penalties were assessed or recorded.

Revenue Recognition

The Company generally recognizes revenue from product sales to customers when: (1) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (2) persuasive evidence of an arrangement exists; (3) have no continuing obligations to the customer; and (4) the collection of related accounts receivable is reasonably assured.

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

Advertising and Promotion Costs

Advertising and promotion costs, consisting primarily of samples, tradeshow costs, and website costs are expensed as incurred. Advertising and promotion costs are included in sales and marketing expenses in the accompanying consolidated statements of operations and amounted to approximately $173,000 and $111,000 for the fiscal years ended September 30, 2011 and 2010, respectively.

Foreign Currency Transactions

The functional currency of the Company and its wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations. The net loss from foreign currency transactions and translations was approximately $37,000 and $33,000 for the fiscal years ended September 30, 2011 and 2010, respectively.

Comprehensive Loss

For the fiscal years ended September 30, 2011 and 2010, the Company did not have any components of comprehensive loss other than net loss.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

Share-Based Payment Expense

The Company recognizes share-based equity compensation in its consolidated statements of operations at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 7 Share-Based Compensation.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance changes certain fair value measurement principles and expands the disclosure requirements particularly for Level 3 fair value measurements. The guidance is effective for the Company beginning January 1, 2012 and is to be applied prospectively. The adoption of this guidance, which relates primarily to disclosure, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3            NOTES RECEIVABLE

On January 5, 2011, the Company entered into a loan agreement with Flash Ventures, Inc. (“Flash”), an unrelated party, to provide a credit facility of up to $1,000,000, due December 1, 2011.  Pursuant to the agreement Flash executed an unsecured, unsubordinated term note in favor of the Company, bearing interest at 11% per annum on any unpaid principal, payable quarterly commencing March 31, 2011.   On January 6, 2011 and January 19, 2011, Flash drew $600,000 and $400,000, respectively, in funds under the note, leaving no further funding available.  Effective December 1, 2011, the terms of the loan were amended to, among other things, extend the maturity date to April 1, 2012.  In connection with such amendment Flash made a principal payment of $250,000 on December 1, 2011.  Refer to Note 15 - Subsequent Events.  The Company recorded approximately $449,000 in sales to Flash under its customary terms of sale during the fiscal year ended September 30, 2011.

NOTE 4            PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization are summarized in the table below:

	September 30,
	2011	2010
Furniture, fixtures and equipment...................................................................	$940,819	$772,511
Leasehold improvements..................................................................................	188,492	159,948
Property and equipment, cost....................................................................	1,129,311	932,459
Less accumulated depreciation and amortization.........................................	(827,153)	(817,254)
Property and equipment, net......................................................................	$302,158	$115,205

NOTE 5            ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30,
	2011	2010
Accrued severance.........................................................	$100,000	$229,167
Accrued sales commission and bonuses....................	216,183	224,772
Accrued shareholder settlement costs........................	-	142,043
Accrued wages and benefits.........................................	118,541	130,241
Accrued taxes..................................................................	19,152	90,997
Accrued other..................................................................	176,155	68,112
Accrued expenses and other current liabilities..	$630,031	$885,332

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

Stock Repurchase

In September 2002 and January 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of September 30, 2011, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the fiscal years ended September 30, 2011 and 2010.

NOTE 7            SHARE BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011 shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, and employees. During the fiscal year ended September 30, 2011, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved awards of stock options to purchase an aggregate of 545,000 shares of common stock to certain of the Company’s current executive officers and certain employees (470,000 shares) and to current non-employee directors (75,000 shares). Of these awards, 95,000 shares were forfeited and reverted to, and are eligible for re-grant under, the 2011 Plan. As of September 30, 2011, the total shares of common stock available for grants of equity awards under the 2011 Plan was 400,000. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively.

NOTE 7            ACCOUNTING POLICIES (CONTINUED)

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended, in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. During the fiscal year ended September 30, 2011, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved awards of stock options to purchase an aggregate of 380,000 shares of common stock to certain of the Company’s current executive officers and certain employees. Of these awards, 10,000 shares were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. As of September 30, 2011, the total shares of common stock available for grants of equity awards under the 2007 Plan was 26,366. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

In March 2011, the Compensation Committee modified an option grant of 200,000 shares to an executive in 2010 by adjusting the vesting schedule to be consistent with options granted to other executives and employees of the Company during the fiscal year ended September 30, 2011.  Accordingly, said option grant, which previously contained a vesting provision of 20% per year, has been modified to 50% in year 3, 25% in year 4 and 25% in year 5.  This modification has no impact on total compensation recorded on these grants.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at September 30, 2011.

Stock Option Awards

Under the 2011 and 2007 Plans, the Compensation Committee has approved awards of stock options to purchase an aggregate of 1,197,500 shares of common stock to the Company’s current and certain former non-employee directors, and to current and certain former Company officers. Of these awards grants covering 925,000 shares were made during the fiscal year ended September 30, 2011. As of September 30, 2011, awards covering 40,000 shares from the 2007 Plan and 95,000 shares from the 2011 Plan of common stock were forfeited, with such shares reverting to the respective plans and were eligible for grant. The exercise prices of the awards granted was, in each case equal, to the closing market value of the Company’s common stock on the Nasdaq Stock Market on the various grant dates.

The Company recognized approximately $382,000 and $141,000 of compensation expense for stock option awards in its consolidated statements of operations for the fiscal years ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was approximately $1,251,000 of total unrecognized compensation cost related to 825,000 shares of unvested stock option awards granted under the 2007 and 2011 Plans, which is expected to be recognized over the remainder of the weighted average vesting period (extending to August 2016).

NOTE 7            SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

The following table summarizes stock option activity under the 2011 Plan and 2007 Plan, as amended, during the fiscal year ended September 30, 2011 (there was no activity during such period in respect of the 1996 Plan grants):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	187,500	$3.66	8.3
Granted..........................................................	925,000	$3.44	8.4
Exercised.......................................................	--	--	--
Forfeited........................................................	(105,000)	$3.73	--
Expired...........................................................	--	--	--
Outstanding at September 30, 2011	1,007,500	$3.45	9.1	$31,275

Options vested and exercisable at September 30, 2011...........	182,500	$3.71	7.3	$10,575
Options expected to vest at September 30, 2011........................	825,000	$3.39	9.5	$1,150

The table below provides additional information regarding stock option awards that were outstanding and exercisable at September 30, 2011.

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding at September 30, 2011	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$1.80 to $2.43	112,500	7.8	$2.27
$2.85 to $3.79	40,000	8.2	$3.56
$6.02	20,000	4.6	$6.02
$15.91	10,000	3.6	$15.91
	182,500	7.3	$3.71

During the fiscal years ended September 30, 2011 and 2010, the Company granted 925,000 and 117,500 stock options at weighted average grant date fair values of $3.44 and $2.72, respectively.

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Fiscal Years Ended September 30,
	2011	2010
Expected term (in years)...................................................................	5.0	5.0
Risk-free interest rate........................................................................	0.1% to 2.2%	1.41% to 2.33%
Expected volatility.............................................................................	62% to 72%	71% to 78%
Expected dividend yield...................................................................	0%	0%

NOTE 7            SHARE BASED COMPENSATION (CONTINUED)

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

Restricted Stock Awards

Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors approved and granted awards of 183,500 shares of restricted stock, in the aggregate, to certain present and former executive officers and key employees.  Of these awards 22,366 shares of restricted stock have been forfeited and reverted to, and are eligible for re-grant under the 2007 Plan. No awards of restricted stock were made during the fiscal year ended September 30, 2011. Vesting of the restricted stock is generally subject to a continued service condition with one-third of the awards vesting each year on the anniversary date the awards were granted typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the market value of the Company’s common stock on the grant date. During the fiscal years ended September 30, 2011 and 2010, the Company recognized approximately ($5,000) and $128,000, respectively, of compensation in its consolidated statements of operations related to restricted stock awards.

The following table summarizes restricted stock activity under the 2007 Plan during the fiscal year ended September 30, 2011.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2010...........................................	79,332	$2.07
Changes during the period:
Shares granted....................................................................................	--	--
Shares forfeited...................................................................................	(20,866)	$2.09
Shares vested......................................................................................	(32,667)	$2.08
Non-vested balance at September 30, 2011...........................................	25,799	$2.04

As of September 30, 2011, there was approximately $10,000 of total unrecognized compensation cost related to 25,799 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) period (approximately 15 months). The total fair value of shares vested during the fiscal years ended September 30, 2011 and 2010 was approximately $68,000 and $128,000, respectively.

Warrants

As of September 30, 2011, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of September 30, 2011, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 8            INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States and foreign components:

	For the Fiscal Years Ended September 30,
	2011	2010
U.S. Federal and State
Current.......................................................................................................................	$(56,050)	$124,032
Deferred.....................................................................................................................	(996,876)	210,910

Foreign:
Current.......................................................................................................................	--	--
Deferred.....................................................................................................................	16,849	(13,431)

Change in valuation allowance...................................................................................	980,027	(197,479)
(Benefit) provision for income taxes.........................................................................	$(56,050)	$124,032

The benefit from income taxes of $56,050 recorded in the fiscal year ended September 30, 2011 is attributable to income taxes recoverable in respect of Fiscal 2010. As of September 30, 2011 and 2010, the Company has no unrecognized tax benefits related to U.S. Federal and state income tax matters.

The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carry forwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	As of September 30,
	2011	2010
Deferred tax assets:
Net operating losses...............................................................................................	$1,185,053	$191,592
Share-based compensation....................................................................................	130,493	115,010
Alternative minimum tax credit..............................................................................	99,757	99,757
Excess tax over book basis in inventory..............................................................	28,717	48,056

Depreciation.............................................................................................................

Allowance for doubtful accounts.........................................................................

	9,116 5,086	-- 6,872
	1,458,222	461,287
Valuation allowance................................................................................................	(1,380,769)	(400,741)
Net deferred tax assets.........................................................................................	77,453	60,546

Deferred tax liabilities:
Prepaid insurance...................................................................................................	(77,453)	(56,239)
Depreciation............................................................................................................	--	(4,307)
	(77,453)	(60,546)

Total	$--	$--

NOTE 8            INCOME TAXES (CONTINUED)

At September 30, 2011, the Company had available net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $2,811,000 and $3,756,000, respectively, expiring through 2031, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $956,000 and $127,000, respectively. In addition, at September 30, 2011, the Company had available net operating loss carryforwards for foreign income tax purposes of approximately $1,160,000 resulting in a deferred tax asset of approximately $102,000, expiring through 2017.  Total net deferred tax assets, before valuation allowances, was $1,381,000 and $401,000 at September 30, 2011 and 2010, respectively. As of September 30, 2011, the undistributed earnings of the Company’s Swiss subsidiary of $821,000 are considered to be permanently invested; therefore, in accordance with generally accepted accounting principles in the U.S., no provision for U.S. Federal and state income taxes on those earnings has been provided.

As of September 30, 2011, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its deferred tax assets; as of September 30, 2011 and 2010, the valuation allowances were approximately $1,381,000 and $401,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income Taxes” line item of the Company’s consolidated statements of operations.

As of September 30, 2011 and 2010, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the statement of operations. For the periods presented in the accompanying statements of operations no income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2008 and 2005 are closed with regard to U.S. Federal and State examination, and Swiss federal taxes, respectively, except with respect to net operating losses generated in prior fiscal years.

The significant elements contributing to the difference between the United States Federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Fiscal Years Ended September 30,
	2011	2010
Statutory U.S. Federal income tax rate.................................................................	34.0%	34.0%
State taxes, net of Federal benefit...................................................................	1.9%	1.7%
Permanent differences......................................................................................	(3.3%)	(53.4%)
Foreign tax rate differential..............................................................................	1.8%	(3.0%)
Valuation allowance..........................................................................................	(34.4%)	(1.8%)
Other....................................................................................................................	2.0%	14.6%
Effective tax rate	2.0%	(7.9%)

NOTE 9            LOSS PER SHARE

Basic per share data for each fiscal year presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each such period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options, stock rights and warrants, computed using the treasury stock method. Loss per share data for the Fiscal years ended September 30, 2011 and 2010, excludes 668,299 and 61,500, respectively, of outstanding common equivalent shares as inclusion of such shares would be anti-dilutive. Calculation of basic and diluted per share data for the fiscal years ended September 30, 2011 and 2010 is as follows:

	For the Fiscal Years Ended September 30,
	2011	2010
Numerator:
Net loss	$(2,900,539)	$(1,684,823)
Denominator:
Denominator for basic earnings per share - weighted average shares	8,080,344	7,983,257
Dilutive stock options and warrants - treasury stock method	--	--
Dilutive unvested restricted stock	--	--
Denominator for diluted earnings per share - weighted average shares	8,080,344	7,983,257
Net income per common share:
Basic	($0.36)	($0.21)
Diluted	($0.36)	($0.21)

Shares excluded from denominator used to calculate diluted earnings per share due to anti-dilution	668,299	61,500

NOTE 10          COMMITMENTS AND CONTINGENCIES

Employment and Agreements

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

James O. McKenna serves as the Company’s Chief Financial Officer, Treasurer and Assistant Secretary pursuant to an Amended Employment Agreement, dated as of April 1, 2011 (the “Employment Agreement”), between the Company and Mr. McKenna.  The Employment Agreement provides for an annual salary of $225,000 and Mr. McKenna will be eligible to earn bonus compensation based on achievement of targets set by the Board’s Compensation Committee in respect of each fiscal year during the term.  Under the Employment Agreement, Mr. McKenna is entitled to reimbursement of reasonable out-of-pocket costs incurred in relocation to the Los Angeles area, and payment of a housing allowance of $7,500 per month, to be phased out over time.  The term of the Employment Agreement expires on December 31, 2012, with automatic renewal for successive terms of one year each.  Pursuant to the Employment Agreement, Mr. McKenna is entitled to a payment equal to one year of his salary as severance in the event of his termination “without cause” and termination for “good reason” (as such terms are defined in the Employment Agreement).  In addition, in case of termination for good reason or without cause, in either case within the first 36 months after relocation to the Los Angeles area, Mr. McKenna is entitled to reimbursement of reasonable out-of-pocket costs incurred in connection with relocation of his primary residence back to Florida.

NOTE 10          COMMITMENTS AND CONTINGENCIES (CONTINUED)

Guarantee Obligation

In February 2010, Forward Switzerland and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's Fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, which succeeds a substantially similar agreement (except as to the amount and term of the undertaking) between the parties that expired December 31, 2009, the subsidiary agreed to provide an undertaking (in the form of a bank letter of guarantee) to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on the subsidiary's behalf. As of February 1, 2010, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $102,000 as of September 30, 2011) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  The subsidiary would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement the subsidiary agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. The initial term of the bank letter of guarantee expired February 28, 2011, but was renewed for one year and may be renewed automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of the subsidiary and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, the subsidiary has granted the Swiss bank a security interest on all of the subsidiary’s assets on deposit with, held by, or credited to the subsidiary’s accounts with, the Swiss bank (approximately $947,000 at September 30, 2011). As of September 30, 2011, the Company had not incurred a liability in connection with this guarantee.

Lease Commitments

The Company rents certain of its facilities under leases expiring at various dates through September 2016. Total rent expense for the years ended September 30, 2011 and 2010, amounted to approximately $336,000 and $281,000, respectively.  The following table summarizes the future minimum lease payments required under these leases.

Fiscal Year Ended September 30, 2011	Amount

2012............................................................................................................	$422,000
2013............................................................................................................	337,000
2014............................................................................................................	321,000
2015............................................................................................................	179,000
2016............................................................................................................	185,000
Total lease commitments...................................................................	$1,444,000

NOTE 11          BINDING MEMORANDUM OF UNDERSTANDING

On August 30, 2011, the Company entered into a binding Memorandum of Understanding (“MOU”) with G-Form LLC (G-Form), a manufacturer of consumer and athletic products incorporating proprietary extreme protective technology.  Under the MOU, the Company is granted the exclusive right to use G-Form’s protective technology in the Company’s designated territory, subject to meeting certain minimum annual sales levels (or at the Company’s option, the making of royalty payments at corresponding levels) commencing with the twelve-month period after shipment of the first licensed product, with the minimum levels increasing in the subsequent second and third twelve-month periods. After the first twelve-month period, the Company may terminate the MOU by providing six months notice, provided that the Company has paid all royalties and other charges incurred.  The Agreement may be terminated by G-Form if there is an uncorrected, material breach by the Company of the terms of The Agreement.

As of September 30, 2011, the Company has paid G-Form a $490,000 non-refundable advance against the first year’s royalties to be offset by cancellation of the $490,000 of loans made by the Company to G-Form in its capacity as a prospective joint venture partner. The $490,000 of advanced royalties is included in “Prepaid expenses and other current assets” on the Company’s balance sheet at September 30, 2011. As of September 30, 2011, there have been no sales of G-Form product subject to royalty. The MOU is a binding agreement but the parties have agreed to use commercially reasonable efforts to replace the MOU with a mutually agreeable long-form license agreement reflecting the terms of the MOU and other customary terms and conditions.

NOTE 12          LEGAL PROCEEDINGS

Targus Group International, Inc., et al. v., Forward Industries, Johnson, et al.

On September 19, 2011, the Company, Brett Johnson (our President and Chief Executive Officer), and one of our employees were named in a Complaint filed in Orange County Superior Court by Targus Group International, Inc. and two of its affiliates.  The Complaint alleged a claim for breach of contract against Mr. Johnson.  The Complaint further alleged a "breach of fiduciary duty/duty of loyalty" against the employee, and it asserted claims against Mr. Johnson and the Company for allegedly aiding and abetting that breach.  The Complaint also asserted a cause of action against all Defendants for unfair competition.  An Amended Complaint was filed on October 11, 2011.  In addition to the claims asserted the in the original Complaint, the Amended Complaint added an additional Targus affiliate as a plaintiff and named an additional employee of the Company as a defendant.  The Amended Complaint asserted a claim against that employee for breach of contract and for "breach of fiduciary duty/duty of loyalty," and it added new claims against the Company and Mr. Johnson for allegedly inducing the breach of and interfering with that employee's contract and for allegedly aiding and abetting his breach of duty.  The claim for unfair competition in the Amended Complaint relies on these new allegations as well.  All of the claims asserted in this action arise out of the decisions of former employees of one or more of the plaintiffs to accept offers of employment with the Company.  The amount of damages sought is not specified.  The Company believes it has substantial defenses to these claims and intends to vigorously defend the action. The Company has not recorded a loss provision for these complaints as of September 30, 2011.

Other Litigation

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of September 30, 2011, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 13          401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible United States-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. In accordance with applicable Safe Harbor provisions, the Company has elected to match 100% on the first 6% of eligible contributions by its employees. The Company's matching contributions were approximately $69,000 and $57,000 for the years ended September 30, 2011 and 2010, respectively, and are reflected in the accompanying consolidated statements of operations.  The Company's contributions vest immediately.

NOTE 14          OPERATING SEGMENT INFORMATION

The Company operates in a single segment: the supply of carry and protective solutions for portable electronic devices. This carrying-solution segment includes the design, marketing, and distribution of two primary product categories; 1) carry and protective solutions for blood glucose meters, and 2) carry and protective solutions for other products. The Company’s carrying solution segment operates in geographic regions that include primarily the APAC, the Americas, and Europe. Geographic regions are determined based primarily on the location of the customer or its contract manufacturer.

Revenues from External Customers

The following table presents net sales by geographic region.

	(dollars in thousands)
	Year Ended September 30,
	2011	2010

Americas:

               United States....................................................................................

               Other..................................................................................................

               Total Americas.................................................................................

	$2,310 4,089 6,399	$2,401 3,790 6,191

APAC:

               Hong Kong.......................................................................................

               Other..................................................................................................

               Total APAC......................................................................................

	8,347 2,098 10,445	7,236 983 8,219

Europe:

               Germany............................................................................................

               Other..................................................................................................

               Total Europe.....................................................................................

	3,712 2,221 $5,933	2,580 2,007 $4,587
Total net sales...........................................................................................	$22,777	$18,997

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting entirely of property, plant and equipment, by geographic region are as follows:

	(dollars in thousands)
	Year Ended September 30,
	2011	2010
APAC.................................................................................................................	$54	$76
Americas............................................................................................................	235	39
Europe................................................................................................................	13	-
Total long-lived assets (net).....................................................................	$302	$115

Supplier Concentration

The Company procures substantially all of its supply of products from independent suppliers in China.  Primary suppliers are Chinese business entities located in China.  Depending on the product, the Company may require several different suppliers to furnish component parts or pieces.  The Company purchased approximately 90% of its products from four such suppliers in the Fiscal year ended September 30, 2011, and 88% of its products from four Chinese suppliers in the Fiscal year ended September 30, 2010. One such supplier accounted for approximately 58% and 67% of the Company’s product purchases in the Fiscal years ended September 30, 2011 and 2010, respectively.

NOTE 14          OPERATING SEGMENT INFORMATION (CONTINUED)

Major Customers

The following customers or their affiliates or contract manufacturers accounted for more than ten percent of the Company’s net sales, by geographic region.

	Fiscal Year Ended September 30, 2011
	Americas	Europe	APAC	Total Company
Diabetic Customer A................................	3%	1%	80%	37%
Diabetic Customer B.................................	36%	21%	2%	16%
Diabetic Customer C.................................	0%	63%	0%	16%
Other Customer A.....................................	0%	13%	0%	3%
Other Customer B......................................	7%	12%	0%	8%

	Fiscal Year Ended September 30, 2010
	Americas	Europe	APAC	Total Company
Diabetic Customer A ..............................	3%	1%	88%	39%
Diabetic Customer B ...............................	39%	24%	2%	19%
Diabetic Customer C................................	3%	56%	0%	15%
Other Customer A....................................	0%	13%	0%	3%

Three customers (including their affiliates or contract manufacturers) accounted for approximately 72% of the Company's accounts receivable at September 30, 2011. Three customers, including their affiliates or contract manufacturers, accounted for approximately 75% of the Company's accounts receivable at September 30, 2010.

NOTE 15          SUBSEQUENT EVENTS

Consultancy Agreement

On November 1, 2011, the Company entered into an agreement with RGJR Capital Partners LLC (“RGJR”) to provide Robert Garrett, Jr. as a consultant for a term of up to six months to assist management in implementation of its growth strategy pursuant to a letter agreement, effective as of October 1, 2011, between the Company and RGJR (the “RGJR Agreement”).  RGJR and Mr. Garrett will report to the Executive Committee of the Company’s Board of Directors.  RGJR will receive a consulting fee of $30,000 per month and Mr. Garrett has been awarded options to purchase up to 160,000 shares of common stock of the Company at an exercise price of $2.05, the closing fair market value on November 3, 2011, the grant date.  Such options have a three year term and vest in six equal installments beginning November 15, 2011 and then on the last day of each month commencing November 30, 2011 through March 31, 2012, subject to RGJR’s and Mr. Garrett’s continued involvement with the Company.

Amended Note Receivable

On January 5, 2011, the Company entered into a loan agreement with Flash to provide a credit facility of up to $1,000,000, due December 1, 2011.  Effective December 1, 2011, the loan’s maturity date was extended to April 1, 2012.  In connection with such amendment Flash made a principal payment of $250,000 on December 1, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  December 15, 2011

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Brett M. Johnson

Brett M. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna

James O. McKenna
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Frank LaGrange Johnson and Owen P.J. King, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 15, 2011	/s/Brett M. Johnson
Brett M. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

December 15, 2011	/s/James O. McKenna
James O. McKenna
Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

December 15, 2011	/s/ Ciara Burnham
Ciara Burnham
Director

December 15, 2011	/s/John Chiste
John Chiste
Director

December 15, 2011	/s/Fred Hamilton
Fred Hamilton
Director

December 15, 2011	/s/ Frank Johnson
Frank LaGrange Johnson
Chairman of the Board

December 15, 2011	/s/Stephen Key
Stephen Key
Director

December 15, 2011	/s/Owen King
Owen P.J. King
Director

December 15, 2011	/s/Louis Lipschitz
Louis Lipschitz
Director

Exhibit Index

3.	Articles of Incorporation and By-Laws

	3(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K, as filed with the Commission on December 8, 2010)

3(ii)

Third Amended and Restated By-Laws of Forward Industries, Inc., as of August 10, 2010 (incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K, as filed with the Commission on December 8, 2010).

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

10.3

Settlement Agreement, dated as of August 10, 2010, by and among Forward Industries, Inc., LaGrange Capital Partners, L.P., and certain Affiliates of LaGrange Capital Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010).

10.4

Severance and Release Agreement, dated as of August 10, 2010,  by and between Douglas W. Sabra and Forward Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010).

10.5

Retention Agreement, dated as of August 10, 2010, between Forward Industries, Inc. and James O. McKenna, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010).

10.6

Amended Employment Agreement, dated as of April 1, 2011, between Forward Industries, Inc. and James O. McKenna, (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 11, 2011).

10.7

Letter Agreement, dated October 31, 2011, between Forward Industries, Inc. and RGJR Capital Partners LLC, (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 7, 2011).

		10.8†	Memorandum of Understanding, dated August 30, 2011, between Forward Industries, Inc. and G-Form LLC.

21.	Subsidiaries of the Registrant

	21.1	List of Subsidiaries of Forward Industries, Inc.

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Consent of J.H. Cohn LLP

	23.2	Consent of Kaufman, Rossin & Co., P.A.

31.		Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1	Certification of Brett M. Johnson

	31.2	Certification of James O. McKenna

32.		Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

	32.1	Certifications of Brett M. Johnson and James O. McKenna (furnished herewith)

† Portions have been omitted pursuant to request for confidential treatment and the omitted portions have been separately filed with the Commission.