Form 10-K/A
period 2011-09-30
FORWARD INDUSTRIES INC
filed 2012-01-30
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of January 25, 2012, 8,105,185 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference
None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Forward Industries, Inc. (“Forward” or the “Company”) for the fiscal year ended September 30, 2011 (“Fiscal 2011”), filed with the Securities and Exchange Commission (“SEC”) on December 15, 2011 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III and Part IV of the Original Form 10-K is hereby amended and restated as set forth below.

There are no other changes to the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

______________________________________________

FORWARD INDUSTRIES, INC.

Annual Report on Form 10-K/A

For the Fiscal Year Ended September 30, 2011

PAGE
PART III...................................................................................................................................................	1
Item 10..... Directors and Executive Officers of the Company..................................................	1
Item 11..... Executive Compensation.............................................................................................	4
Item 12..... Security Ownership of Certain Beneficial Owners and Management...................	7
Item 13..... Certain Relationships and Related Transactions, and Director Independence...	9
Item 14..... Principal Accountant Fees and Services...................................................................	10
PART IV....................................................................................................................................................	12
Item 15..... Exhibits and Financial Statement Schedules.............................................................	13

-i-

PART III

Item 10.             Directors and Executive Officers of the Company

Set forth below are the names and ages of the directors of the Company and their principal occupations at present and for the past five years.  The directors of the Company are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.  Our executive officers are appointed by the Board of Directors of the Company (the “Board”) and serve until their successors have been duly appointed and qualified.  The Board has determined that each of Ms. Burnham and Messrs. Chiste, Key, King, Hamilton and Lipschitz, who together comprise a majority of the Board, is independent in accordance with applicable NASDAQ standards, including without limitation, Marketplace Rule 5605(a)(2).

Name	Age	Principal Occupation

Ciara Burnham	45

Director since May 2011.  Ms. Burnham has been the Senior Managing Director of Evercore Partners, a New York-based investment bank, since 1997.  Ms. Burnham brings significant financial and operational skills and experience to the Board.

Frank LaGrange (Grange) Johnson	44

Director and Chairman of the Board since August 2010. Mr. Johnson founded LaGrange Capital Partners, L.P. (“LaGrange”) in May 2000. Mr. Johnson’s distinguished career in the financial and consulting industries brings significant financial and operational leadership experience to the Board. Messrs. Grange Johnson and Brett Johnson, the Company’s President and Chief Executive Officer, are brothers.

Owen P.J. King	47

Director since August 2010. Mr. King has been the President and CEO of Stonehurst Management LLC, a New York-based registered investment adviser, since December 2002. Mr. King brings significant business management, financial, and operational skills and experience to the Board.

John F. Chiste	55

Director since February 2008. Mr. Chiste has been the Chief Financial Officer of Falcone Group, a privately held diversified portfolio of real estate companies, since 2005. From 1997 to 2005, Mr. Chiste was the Senior Vice President, Chief Financial Officer and Treasurer of Bluegreen Corporation, a publicly held developer and operator of timeshare resorts. With his experience as Chief Financial Officer of two companies, Mr. Chiste brings broad financial expertise to the Board.

Louis Lipschitz	66

Director since June 2005. Mr. Lipschitz serves as a director of Majesco Entertainment, Inc., a publicly held software and digital content provider for electronic games; a director of New York & Company Inc., a publicly held women’s clothing specialty retailer; and a director of the Children’s Place Retail Stores, Inc., a publicly held children’s clothing specialty retailer. Previously, Mr. Lipschitz was a director of Finlay Enterprises, a publicly-held specialty retailer of fine jewelry. In addition to his intimate knowledge of the operations of our Company, Mr. Lipschitz brings a wealth of knowledge regarding public company management to the Board.

Fred Hamilton	67

Director since February 2008. Mr. Hamilton has been an independent consultant to the marine/undersea cable industry for Fortune 500 and multinational companies since 2002 and is a Director of United Services Automobile Association (USAA), a Fortune 200 full service Financial Services Insurance, Banking, Brokerage and Real Estate company since 1999.  With over 10 years in combined directorship and consulting experience, Mr. Hamilton brings extensive technical and business expertise to the Board.

Stephen L. Key	68

Director since August 2010. Mr. Key is the sole proprietor of Key Consulting, LLC, a financial consulting firm he founded in 2001. Mr. Key has served as a member of the Board of Directors of Greenhill & Co., Inc., an independent investment bank, since May 2004. Mr. Key is currently a director of 1-800 Contacts, Inc. and was a director of Sitel Corp. until 2007. By virtue of his diverse and extensive service on the Boards of several dynamic enterprises, Mr. Key provides invaluable strategic leadership to the Company.

The Board has an Audit Committee, Compensation Committee and Nominating and Governance Committee. Current committee membership is shown in the table below:

Current Directors:	Audit Committee	Compensation Committee	Nominating and Governance Committee

Ciara Burnham

Grange Johnson

Louis Lipschitz	X	X (Chairman)	X

John F. Chiste	X (Chairman)	X	X

Owen P.J. King		X	X (Chairman)

Fred Hamilton	X	X	X

Stephen L. Key	X	X	X

Business Background and Qualifications of Executive Officers

The following table sets forth certain information with respect to each person who is currently an executive officer of Forward and is based on our records and information furnished to us by such persons.

Name	Age	Position with Forward	Held Office Since

Brett M. Johnson................	41	President and Chief Executive Officer	2010
James O. McKenna............	38	Chief Financial Officer, Treasurer and Assistant Secretary	2008

BRETT M. JOHNSON has served as President and Chief Executive Officer since August 2010.  Mr. Johnson is the founder of Benevolent Capital Partners, LLC (“BCP”), a diversified investment company whose investments include Yak Pak, Inc. and Terracycle.  Prior to founding BCP in October 2005, Mr. Johnson was President of Targus Group International, Inc. (“Targus”), a global supplier of notebook carrying cases and accessories, from 2001 to 2004, during which time he led a comprehensive restructuring of the business.  Prior thereto, Mr. Johnson was managing director of Targus’s Europe, Middle East and Africa region and its Asia-Pacific region.  Under Mr. Johnson’s leadership, Targus was a two-time winner of the Queen’s Award for Enterprise and a six-time winner of Gartner Group’s Best Vendor Award at RetailVision and VarVision.  In addition, from 1998 to 2009, Mr. Johnson was a member of the Board of Directors of Targus and a member of the Audit Committee of the Board of Directors of Targus from 2006 to 2009.  Brett M. Johnson and Grange Johnson, the Chairman of the Board of the Company, are brothers.

JAMES O. MCKENNA has served as Chief Financial Officer, Treasurer, and Assistant Secretary since January 2008.  Prior to that time he served as the Company’s Controller since December 2003.  Prior to joining Forward, Mr. McKenna was employed as Assistant Controller with Medallist Developments Inc., a real estate development company, from January 2002 to December 2003.  Mr. McKenna was employed as an auditor with Ernst and Young LLP from September 1996 to December 2001 and is a Certified Public Accountant.

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our directors and executive officers and persons who beneficially own more than ten percent of each class of our equity securities that is registered under the Exchange Act are required to file the following reports with the Commission:  Form 3 initial reports of ownership and status as an officer or director; Form 4 reports of changes in ownership of our common stock, par value $.01 per share (“Common Stock”), and other equity securities of the Company; and Form 5 reports with respect to any fiscal year in which other reports may not have been filed.  To our knowledge, based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to us during the fiscal year ended September 30, 2011, and Form 5 reports and amendments thereto furnished to us with respect to that fiscal year, and based on written representations that no Form 5 or other reports were required with respect to the fiscal year ended September 30, 2011, all Section 16(a) filing requirements applicable to our officers and directors and beneficial owners of more than ten percent of our Common Stock were complied with on a timely basis, except the following: Mr. Brett Johnson late-filed one Form 4 (one transaction).

The Board’s Leadership Structure

Our governing documents provide the Board with flexibility to determine the appropriate leadership structure for the Board and the Company, including but not limited to whether it is appropriate to separate the roles of Chairman of the Board and Chief Executive Officer.  In making these determinations, the Board considers numerous factors, including the specific needs and strategic direction of the Company and the size and membership of the Board at the time.

Grange Johnson has served as non-executive Chairman of the Board since August 2010 and Brett M. Johnson has served as President and Chief Executive Officer since August 2010.  At this time, we believe that it is in the best interest of the Company to separate the roles of Chairman of the Board and Chief Executive Officer.  This arrangement has allowed our Chairman to lead the Board, while our Chief Executive Officer focuses primarily on managing the daily operations of the Company.  The separation of duties provides strong leadership for the Board while allowing the Chief Executive Officer to be the leader of the Company for customers, employees and operations.  We do not have a Lead Independent Director.  Rather, the Audit, Compensation, and Nominating and Governance Committees are each comprised solely of independent directors, and they provide strong independent leadership that influences the governance of the Company.

The Board’s Role in Risk Oversight

Senior management is responsible for assessing and managing the Company’s various exposures to risk on a day-to-day basis, including the creation of appropriate risk management programs and policies.  The Board is responsible for overseeing management in the execution of its responsibilities and for assessing the Company’s approach to risk management.  The Board exercises these responsibilities periodically as part of its meetings and also through the Board’s three committees, each of which examines various components of enterprise risk as part of its responsibilities.  Members of each committee report to the full Board as necessary at Board meetings regarding risks discussed by such committee.  In addition, an overall review of risk is inherent in the Board’s consideration of the Company’s long-term strategies and in the transactions and other matters presented to the Board, including capital expenditures, acquisitions and divestitures, and financial matters.

Code of Ethics

In November 2003, Forward adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees regarding standards of conduct relating to Company affairs.  The Nominating and Governance Committee is charged with assessing the adequacy of and monitoring management and director compliance with the Code of Business Conduct and Ethics.  The Code of Ethics is available for viewing at the Company’s web site at http://www.forwardindustries.com/corporate_governance.php.

Audit Committee

The Company has a separately standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act.  Our Audit Committee is governed by a written Charter approved by the Board.  A copy of the Charter, as amended, is available for viewing at our web site at: http://www.forwardindustries.com/corporate_governance.php.  The members of the Audit Committee are Messrs. Chiste, Key, Hamilton and Lipschitz.  Each of Messrs. Chiste, Key, Hamilton and Lipschitz is an independent director.  The Audit Committee held six meetings during the fiscal year ended September 30, 2011.

Audit Committee Financial Expert.  The Board has determined that Mr. Chiste, who is currently a member and the chairman of the Audit Committee of the Board, is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

Item 11.            Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information for the fiscal years ended September 30, 2011 and 2010, showing all compensation paid or earned for services rendered in all capacities for those years of service by (i) each person who served as our principal executive officer at any time during those periods, and (ii) our Chief Financial Officer, who was the only other executive officer whose total compensation exceeded $100,000 during such periods.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards($) (2)	Option Awards (1)	All Other Compensation ($) (3)	Total ($)
Brett M. Johnson (1)	2011	250,000	--	--	434,000	23,438	707,438
Chief Executive Officer	2010	34,135	--	--	--	1,540	35,675

James O. McKenna	2011	200,000	175,000	--	221,300	67,838	664,138
Principal Financial Officer	2010	175,000	--	15,150	9,600	21,536	271,286

(1)	Mr. Brett Johnson was appointed Chief Executive Officer August 10, 2010.

(2)

The amount shown under “Stock Awards” and “Options Awards” represents the aggregate grant date fair value of the awards in each year shown in the Table computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.  See Note 7 to the Financial Statements included in the Original Form 10-K for a description of the assumptions used in valuing awards of stock options and restricted stock grants.

(3)	The following table sets forth the components of All Other Compensation.
ALL OTHER COMPENSATION
Name	Fiscal Year	Auto ($)	Company Contributions to Retirement & 401(K) Plans ($)	Housing Allowance ($)	Total ($)
Brett M. Johnson	2011	10,067	13,371	--	23,438
	2010	1,540	--	--	1,540
James O. McKenna	2011	7,778	15,060	45,000	67,838
	2010	10,669	10,867	--	21,536

No non-equity incentive compensation was paid to any of the Named Executive Officers in Fiscal 2011 or the fiscal year ended September 30, 2010 because financial targets established by the Compensation Committee in order to earn such compensation were not achieved in any such year.

All items of “All Other Compensation” in the table in note (2) above for Mr. McKenna were paid in accordance with the terms of the Amended Employment Agreement, dated as of April 1, 2011, between the Company and Mr. McKenna.

Narrative Disclosure to Summary Compensation Table

In December 2010 the Compensation Committee approved performance-based targets that, if achieved, would determine whether non-equity incentive compensation would be earned in respect of Fiscal 2011 by Mr. Brett Johnson and Mr. McKenna.  Mr. Johnson was eligible to earn bonus compensation equal to 7.0755% of operating income, if any, up to $2,120,000 recorded by the Company in Fiscal 2011, with a targeted bonus of $75,000 and a maximum bonus amount of $150,000.  Mr. McKenna was eligible to earn bonus compensation equal to 3.3019% of operating income, if any, up to $2,120,000 recorded by the Company in Fiscal 2011 with a targeted bonus of $35,000 and a maximum bonus of $70,000.  These targets were believed by the Committee to be difficult of achievement, but not unreasonable, because of operating losses and adverse sales trends in Fiscal 2010 and 2009.  In addition to the performance bonus described above, the Committee reserved its right to award a discretionary bonus to either or both of Messrs. Johnson and McKenna. In December 2011 the Compensation Committee determined that no performance or discretionary bonus compensation was earned by Messrs. Brett Johnson and McKenna as the Company incurred an operating loss for Fiscal 2011.  Mr. McKenna received a retention payment of $175,000 pursuant to a retention agreement the Company entered into with Mr. McKenna in August 2010 providing for a retention bonus if Mr. McKenna performed his duties under his employment agreement until at least March 1, 2011.

In November 2010 the Compensation Committee determined to award Mr. Brett Johnson 200,000 options to purchase Common Stock pursuant to the 2007 Plan.  The grant price was the closing price of Common Stock on the grant date, or $3.55 per share.  This award becomes exercisable on the following dates: (i) 100,000 on November 4, 2013, (ii) 50,000 on November 4, 2014, and (iii) 50,000 on November 4, 2015.  In December 2010 the Compensation Committee determined to award Mr. McKenna 7,500 options to purchase Common Stock pursuant to the 2007 Plan.  The grant price was the closing price of the Common Stock on the grant date, or $3.36 per share.  This award becomes exercisable in equal amounts over five years commencing on the first anniversary of the grant date.  In March 2011 the Compensation Committee also determined to award Mr. McKenna 100,000 options to purchase Common Stock pursuant to the 2011 Plan. The grant price was the closing price of Common Stock on the grant date, or $3.73 per share.  This award reflected the Committee’s belief that the award of equity-based compensation serves as a significant incentive to a high level of performance as well as a retention incentive.  These options reflect the Committee’s assessment of the anticipated contributions by Mr. McKenna. This award becomes exercisable on the following dates: (i) 50,000 on March 8, 2014, (ii) 25,000 on March 8, 2015, and (iii) 25,000 on March 8, 2016.

Employment Agreements

Mr. Brett Johnson serves as the Company’s President and Chief Executive Officer, on an “at-will” basis, with an annual base salary of $250,000.

Mr. McKenna serves as the Company’s Chief Financial Officer, Treasurer and Assistant Secretary pursuant to an Amended Employment Agreement, dated as of April 1, 2011 (the “Employment Agreement”), between the Company and Mr. McKenna.  The Employment Agreement provides for an annual salary of $225,000 and Mr. McKenna will be eligible to earn bonus compensation based on achievement of targets set by the Board’s Compensation Committee in respect of each fiscal year during the term.  Under the Employment Agreement, Mr. McKenna is entitled to reimbursement of reasonable out-of-pocket costs incurred in relocation to the Los Angeles area, and payment of a housing allowance of $7,500 per month, to be phased out over time.  The term of the Employment Agreement expires on December 31, 2012, with automatic renewal for successive terms of one year each.

Mr. McKenna has agreed to be bound by certain covenants that restrict his ability to compete with the Company or solicit the employment of Company employees after the term of his employment, prohibits disclosure of Company confidential information, and restricts him, subject to certain customary exceptions, from making investments in entities that compete with the Company.

See “Potential Payments upon Termination or Change in Control” for further discussion on termination, retirement and change-in-control provisions of the employment agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the amount and value of equity-based awards granted to the Named Executive Officers that were outstanding at the end of Fiscal 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Brett M. Johnson		200,000	3.55	11/01/2020	--	--
James O. McKenna		100,000	3.73	3/08/2021	7,000	14,240
		7,500	3.36	12/21/2020
	2,500	5,000	2.02	12/10/2019

Pension Benefits

The Company maintains no pension plans or other long-term incentive plans or arrangements available to any employees.

Nonqualified Deferred Compensation

We maintain no nonqualified defined contribution or deferred compensation plans or arrangements.

Post-Employment Compensation

The Company does not maintain any pension, deferred compensation, or other post-employment compensation for executives or employees other than its 401(k) plan and, as the case may be, pursuant to the terms of employment agreements with its executive officers.  The Compensation Committee has no fixed policy regarding the grant of severance benefits.  Rather, severance compensation is determined on a case-by-case basis depending on the executive’s term of service, his performance in his position, and other factors.

Potential Payments Upon Termination or a Change in Control

Under the Employment Agreement, Mr. McKenna is entitled to a payment equal to one year of his salary as severance in the event of his termination “without cause” and termination for “good reason” (as such terms are defined in the Employment Agreement).  In addition, in case of termination for good reason or without cause, in either case within the first 36 months after relocation to the Los Angeles area, Mr. McKenna is entitled to reimbursement of reasonable out-of-pocket costs incurred in connection with relocation of his primary residence back to Florida.  The Company’s election to give notice of non-renewal in connection with the end of the term is considered to be termination without cause.

The table below sets forth information concerning the potential payments upon termination of employment for each Named Executive Officer to whom the Company has a post-employment compensation obligation. Information is provided as if the termination, death, disability, or change in control had occurred as of September 30, 2011.  No Named Executive Officer was entitled to non-equity incentive compensation (bonus) in Fiscal 2011, because the Company’s operating and other results failed to meet the targets established by the Compensation Committee of the Board in order for such compensation to be earned.

POTENTIAL PAYMENTS UPON TERMINATION
Name	Termination For Cause (1)	Termination without Cause or by Executive for Good Reason	Termination upon disability or death (1)
James O. McKenna	--	225,000 (2)	--

(1)

The amounts owed under these circumstances would be limited to accrued salary and benefits payable at the time such termination occurred.  Had the executive qualified to earn bonus during the fiscal year, the executive would have been entitled to his pro rata share of bonus at termination (no bonus is earned during any period the executive is determined to be disabled).

(2)

In addition to this amount, Mr. McKenna would be entitled to reimbursement of reasonable out-of-pocket costs incurred in connection with relocation of his primary residence back to Florida if his employment is terminated for good reason or without cause within the first 36 months after his relocation to the Los Angeles area.

Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each director who served on the Board during the fiscal year ended September 30, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Grange Johnson	32,000	20,100	52,100
Louis Lipschitz	34,000	20,100	54,100
John Chiste	33,000	20,100	53,100
Fred Hamilton	30,000	20,100	50,100
Stephen L. Key	32,000	20,100	52,100
Owen P.J. King	34,000	20,100	54,100
Ciara Burnham	15,500	14,100	29,600

(1)

The dollar values under “Option Awards” represent the aggregate grant date fair value of the award to the Company computed in accordance with FASB ASC Topic 718.  See Note 7 to the Financial Statements included in the Original Form 10-K for a description of the assumptions used in valuing awards of stock options.

Our program for compensation of non-employee directors provides for each non-employee director to receive an annual retainer of $20,000, payable in quarterly increments of $5,000, and for the chairman of each committee to receive an additional $2,000 retainer per committee chair. In addition, each non-employee director receives $2,000 for each board meeting attended (except those held via conference call, which are $500 per conference call) and $1,000 for each committee meeting attended (unless attended in conjunction with a board meeting, in which case no additional fee is paid) and is entitled to reimbursement for actual and reasonable travel expenses incurred for attendance at such meetings.  Effective as of January 1, 2012, our policy was revised to provide for the non-executive Chairman of the Board to receive an aggregate annual retainer of $60,000, payable in quarterly increments of $15,000.  In addition, options to purchase 10,000 shares of Common Stock are granted annually at an exercise price equal to the market price on the date of the grant as quoted on the Nasdaq Capital Market.  Executive officers who also serve on the Board receive no director’s compensation for such service. In the event any director ceases to serve as director, such options generally expire 90 days after the termination of the director relationship.

In accordance with the policy described in the preceding paragraph, in March 2011 the Compensation Committee recommended to the Board the award of options to purchase 10,000 shares of Common Stock to the six directors then serving on the Board, Messrs. Chiste, Hamilton, Johnson, Key, King and Lipschitz.  The Board approved these grants, which were made at the closing price of the Common Stock on March 9, 2011, the grant date, or $3.73 per share.  In August 2011 the Compensation Committee approved the award of options to purchase 10,000 shares of Common Stock to the newly appointed non-executive director on the Board, Ms. Burnham.  The grant was made at the closing price of the Common Stock on August 15, 2011, the grant date, or $2.73, per share.

Item 12.            Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

Long-term equity based compensation is accomplished under the Forward Industries 2007 Equity Incentive Plan, as amended (the “2007 Plan”), adopted by the Company and by its shareholders in May 2007 and amended February 2009, and the 2011 Plan, adopted by the Company and by its shareholders in March 2011.  Under the 2007 Plan, as of September 30, 2011, 800,000 shares of Common Stock were authorized for grants of awards of stock options and restricted stock, of which 26,366 shares remain available for grant.  Under the 2011 Plan, as of September 30, 2011, 850,000 shares of Common Stock were authorized for grants of awards of stock options and restricted stock, of which 400,000 shares remain available for grant.  There are options to purchase 30,000 shares of Common Stock outstanding under the 1996 Stock Incentive Plan.

Information relating to securities authorized for issuance under equity compensation plans as of September 30, 2011, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding shares reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,007,500	$3.45	426,366
Equity compensation plans not approved by security holders	--	--	--
Total	1,007,500	$3.45	426,366

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information, as of January 30, 2012, with respect to the beneficial ownership of our Common Stock by (i) each director, (ii) each shareholder who, based on publicly available records, is known by the Company to own beneficially more than five percent (5%) of the Company’s Common Stock and (iii) all our current directors and executive officers, as a group (nine persons).  Unless otherwise stated, the address of each person in the table below is c/o Forward Industries, Inc., 3110 Main Street, Suite 400, Santa Monica, California 90405.

Identity of Beneficial Owner	Number of Shares of Common Stock	Percent of Class
Directors and Executive Officers:
Brett M. Johnson	9,500	*
James McKenna (a)	19,375	*
Fred Hamilton (b)	30,543	*
Grange Johnson (c) (b)	1,054,581	13%
Stephen Key (b)	22,100	*
Owen P.J. King (b)	20,000	*
Louis Lipschitz (d)	65,000	*
John F. Chiste (b)	20,000	*
Ciara Burnham	--	--
5% or Greater Shareholders:
BlackRock, Inc. (f)	645,669	7.8%
LaGrange Capital Partners, L.P. (c)	1,034,581	12.8%
Terry Wise (e)	1,076,808	13.3%

All directors and executive officers as a group (9 persons) (g)	1,241,099	15.0%

*Less than 1 percent

(a)

Includes (i) 375 shares of Common Stock held by Mr. McKenna’s spouse, as separate property, (ii) 2,500 shares of restricted Common Stock that vest on December 10, 2012, and over which Mr. McKenna currently has voting authority, and (iii) 6,500 shares of Common Stock subject to options exercisable within 60 days of January 30, 2012.

(b)	Includes 20,000 shares of Common Stock subject to options exercisable within 60 days of January 30, 2012.

(c)

Mr. Johnson is a member of a Section 13(d) group that beneficially owns in excess of 10% of the Company’s outstanding shares of Common Stock. Mr. Johnson jointly files Forms 4 with LaGrange Capital Partners, L.P., LaGrange Capital Partners Offshore Fund, Ltd., LaGrange Special Situations Yield Master Fund, Ltd., LaGrange Capital Management, L.L.C. and LaGrange Capital Administration, L.L.C with respect to the Company’s shares. As a member of the Section 13(d) group and in light of his relationships with such other entities, Mr. Johnson may be deemed to beneficially own 1,034,581 shares of the Company beneficially owned in the aggregate by such other entities. Mr. Johnson disclaims beneficial ownership of all such securities of the Company except to the extent of his or its pecuniary interest therein.  LaGrange Capital Partners, L.P., LaGrange Capital Partners Offshore Funds Ltd., and LaGrange Special Situations Master Fund, Ltd. (together, the “LaGrange Funds”) have a “put” option, exercisable by the LaGrange Funds at any time until July 8, 2013, which requires Mr. Wise to purchase 506,733 shares of Common Stock, representing approximately 6.3% of the shares outstanding, at an exercise price of $1.80 per share, from the LaGrange Funds.  In the event the “put” option described in the previous sentence is not exercised, Mr. Wise has a “call” option which requires the LaGrange Funds to sell 506,733 shares of Common Stock, at an exercise price of $1.80 per share, to Mr. Wise.  This “call” option is exercisable by Mr. Wise on July 8, 2013, under certain conditions.

(d)	Includes 65,000 shares of Common Stock subject to options exercisable within 60 days of January 30, 2012.

(e)

Derived from a Schedule 13D filed with the SEC on December 15, 2011.  The address of Mr. Wise is Brambledown, 8 Valley Way, Gerrards Cross, Buckinghamshire SL9 7PN, United Kingdom.  The LaGrange Funds have a “put” option, exercisable by the LaGrange Funds at any time until July 8, 2013, which requires Mr. Wise to purchase 506,733 shares of Common Stock, representing approximately 6.3% of the shares outstanding, at an exercise price of $1.80 per share, from the LaGrange Funds.  In the event the “put” option described in the previous sentence is not exercised, Mr. Wise has a “call” option which requires the LaGrange Funds to sell 506,733 shares of Common Stock, at an exercise price of $1.80 per share, to Mr. Wise.  This “call” option is exercisable by Mr. Wise on July 8, 2013, under certain conditions.

(f)	Derived from a Schedule 13G filed with the SEC on February 4, 2011. The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(g)	Includes 171,500 shares of Common Stock subject to options that are either currently exercisable or that are expected to be exercisable within 60 days of January 30, 2012.

Item 13.            Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

See “Executive Compensation” for information relating to compensation arrangements between the Company and its executive officers and between the Company and its non-employee directors.

On August 10, 2010, the Board appointed Mr. Brett Johnson as the Company’s President and Chief Executive Officer.  Brett Johnson is the brother of Grange Johnson, the Chairman of the Board.  Mr. Brett Johnson’s current base salary is $250,000.  See “Executive Compensation” for more information regarding Mr. Brett Johnson’s compensation.

The Nominating and Governance Committee of the Board under the Nominating and Governance Committee Charter (the “Committee Charter”) is charged with the responsibilities of identification, review, evaluation, and approval or rejection of related party transactions (as described in Item 404 of Regulation S-K under the Exchange Act) and conflicts of interest between the Company and any related party.  In evaluating any such transaction or potential conflict of interest, the Nominating and Governance Committee evaluates, among other factors, the utility and cost of services or property to be received by the Company, an assessment of whether comparable property or services can be obtained at better rates in the relevant market, the benefit to be received by the related party, whether such benefit is proper and appropriate in all respects, the absence of any actual or potential harm or prejudice to the Company and its business interests and prospects, and whether the transaction as a whole is believed to be fair and reasonable.  Pursuant to the Committee Charter mandates, the Nominating and Governance Committee has adopted governance principles that, among other matters, (i) requires a specific resolution approving any transaction in which any director would provide services to the Company outside his duties as director and (ii) prohibits a director from receiving a personal, compensatory benefit (i.e., one that is not shared by directors or shareholders generally on a pro rata basis), directly or indirectly, arising from a transaction in which the Company is a party or otherwise involved.

Director Independence

In assessing the independence of our directors, our Board has reviewed and analyzed the standards for independence required under the NASDAQ standards, including without limitation, Marketplace Rule 5605(a)(2), and applicable SEC regulations.

After reviewing any material relationships that any of our directors may have with the Company that could compromise his or her ability to exercise independent judgment in carrying out his responsibilities, our Board has determined that each of Ms. Burnham and Messrs. Chiste, Key, King, Hamilton and Lipschitz, who together comprise a majority of the Board, is independent in accordance with applicable NASDAQ standards.  The Company has a separately standing Audit Committee, Compensation Committee and Nominating and Governance Committee.  Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee have a written charter approved by the Board, current copies of which are available at the Company’s web site at http://www.forwardindustries.com/corporate_governance.php.  Messrs. Chiste, Key, King, Hamilton and Lipschitz constitute in different combination the entire membership of each of the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the Board in compliance with the independence standards of NASDAQ Marketplace Rules 5605(c)(2), 5605(d), and 5605(e), respectively.

Item 14.                 Principal Accountant Fees and Services

Our Audit Committee pre-approved all audit and non-audit services involving J.H. Cohn LLP (“J.H. Cohn”), the Company’s independent auditors for Fiscal 2011.  The Audit Committee must pre-approve all audit and non-audit services involving J.H. Cohn, the Company’s independent auditors for the fiscal year ending September 30, 2012.  Unless an audit or non-audit type of service to be provided to the Company by our independent registered public accounting firm has received general pre-approval from the Audit Committee, it requires specific pre-approval by the Audit Committee.  In addition to review and audit work necessary for the Company to file required reports under the Exchange Act (i.e., quarterly reports on Form 10-Q and annual reports on Form 10-K), the Company’s independent auditors may perform non-audit services other than those prohibited by the Sarbanes-Oxley Act of 2002, provided that they are pre-approved by the Audit Committee.  Non-audit services that our independent accountants may not provide include:  bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinions or contribution-in-kind reports; actuarial services; internal audit outsourcing services; and legal services and expert services unrelated to the audit.

Our Audit Committee regularly meets to review and approve the audit and review scope concerning the audit or review of the Company’s financial statements to be filed with the SEC, including the audit fees associated with this service. Furthermore, the fees and terms of permitted non-audit services that are recurring, if any, must be approved by the Audit Committee.

Proposals for other (i.e., non-recurring) non-audit services to be performed by the Company’s independent auditors that are allowable in accordance with this policy must be pre-approved by the Audit Committee.  The Company’s chief financial officer will review for compliance with this policy and obtain necessary pre-approvals.

The following table sets forth the aggregate fees for professional services billed to us by J.H. Cohn and Kaufman, Rossin & Co., P.A., the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2010 (“Kaufman”), for professional services rendered in Fiscal 2011 and the fiscal year ended September 30, 2010.

11

Year Ended September 30,
	2011	2010
Audit Fees (1)........................................................................	$ 192,385	$ 119,050
Audit-related Fees (2)...........................................................	--	--
Tax Fees (3)............................................................................	--	--
Other Fees (4).........................................................................	--	--
	$ 192,385	$ 119,050

(1)

Includes fees billed for audit of our audited consolidated financial statements for the fiscal years ended September 30, 2011 and 2010, and for reviews performed with respect to our unaudited, quarterly consolidated financial statements published during such periods included in Form 10-Q, including services that are normally provided by Kaufman, in connection with statutory and regulatory filings, such as the issuance of consent letters.

(2)

Includes the aggregate fees billed for the fiscal years ended September 30, 2011 and 2010, for assurance and related services by J.H. Cohn and Kaufman, respectively, that are reasonably related to the performance of the audit or review of Forward’s financial statements and not reported under Audit-related Fees.  The Company incurred no such cost in either period.

(3)

Includes the aggregate fees billed for the fiscal years ended September 30, 2011 and 2010, for tax compliance and tax advice including preparation and filing of the Company’s U.S. Federal and state income tax returns by J.H. Cohn and Kaufman, respectively.  The Company incurred no such cost in either period.

(4)

Includes the aggregate fees billed for the fiscal years ended September 30, 2011 and 2010, by J.H. Cohn and Kaufman, respectively, and not included in the other categories included in the table. The Company incurred no such cost in either period.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Financial Statements

Report of Independent Registered Public Accounting Firm (Previously filed as pages 29 to 30 to the Original Form 10-K, filed December 15, 2011).
Consolidated Balance Sheets (Previously filed as page 31 to the Original Form 10-K, filed December 15, 2011).
Consolidated Statements of Operations (Previously filed as page 32 to the Original Form 10-K, filed December 15, 2011).
Consolidated Statements of Shareholders’ Equity (Previously filed as page 33 to the Original Form 10-K, filed December 15, 2011).
Consolidated Statements of Cash Flows (Previously filed as page 34 to the Original Form 10-K, filed December 15, 2011).
Notes to Consolidated Financial Statements (Previously filed as pages 35 to 50 to the Original Form 10-K, filed December 15, 2011).

b. Exhibits

3. Articles of Incorporation and By-Laws

3(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K, as filed with the Commission on December 8, 2010).

3(ii)

Third Amended and Restated By-Laws of Forward Industries, Inc., as of August 10, 2010 (incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K, as filed with the Commission on December 8, 2010).

4. Instruments Defining the Rights of Security Holders

4.1

Shareholder Protection Rights Agreement, dated as of June 9, 2010, by and between Forward Industries, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2010).

4.2

Amendment, dated as of August 10, 2010, to Shareholder Protection Rights Agreement, dated as of June 9, 2010, by and between Forward Industries, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010), which amendment terminated the Right Agreement.

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

13

	10.4	Severance and Release Agreement, dated as of August 10, 2010, by and between Douglas W. Sabra and Forward Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010).

	10.5	Retention Agreement, dated as of August 10, 2010, between Forward Industries, Inc. and James O. McKenna, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010).

	10.6	Amended Employment Agreement, dated as of April 1, 2011, between Forward Industries, Inc. and James O. McKenna, (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 11, 2011).

	10.7	Letter Agreement, dated October 31, 2011, between Forward Industries, Inc. and RGJR Capital Partners LLC, (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 7, 2011).

	10.8†**	Memorandum of Understanding, dated August 30, 2011, between Forward Industries, Inc. and G-Form LLC.

21.	Subsidiaries of the Registrant

	21.1**	List of Subsidiaries of Forward Industries, Inc.

23.	Consent of Independent Registered Public Accounting Firm

	23.1**	Consent of J.H. Cohn LLP.

	23.2**	Consent of Kaufman, Rossin & Co., P.A.

24.	Power of Attorney

	24.1**	Power of Attorney (included in the signature page to the Original Form 10-K)

31.	Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1*	Certification of Brett M. Johnson

	31.2*	Certification of James O. McKenna

32.	Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

	32.1*	Certifications of Brett M. Johnson and James O. McKenna (furnished herewith)

___________

†           Portions have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

*           Filed herewith.

**         Previously filed with the Original Form 10-K, filed December 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 30, 2012.

FORWARD INDUSTRIES, INC.
(Registrant)

By:	/s/ Brett M. Johnson
	Name:	Brett M. Johnson
	Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James O. McKenna
	Name:	James O. McKenna
	Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 30, 2012.

By:	/s/ Brett M. Johnson	January 30, 2012
	Brett M. Johnson, President and Chief Executive Officer (Principal Executive Officer)	Date

By:	/s/ James O. McKenna	January 30, 2012
	James O. McKenna, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date

By:	*	January 30, 2012
	Ciara Burnham, Director	Date

By:	*	January 30, 2012
	John Chiste, Director	Date

By:	*	January 30, 2012
	Fred Hamilton, Director	Date

By:	/s/ Frank LaGrange Johnson	January 30, 2012
	Frank LaGrange Johnson, Chairman of the Board	Date

By:	*	January 30, 2012
	Stephen Key, Director	Date

By:	*	January 30, 2012
	Owen P. J. King, Director	Date

By:	*	January 30, 2012
	Louis Lipschitz, Director	Date

*By	/s/ Frank LaGrange Johnson
Frank LaGrange Johnson, Attorney-in-fact

Exhibit Index

3. Articles of Incorporation and By-Laws

3(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K, as filed with the Commission on December 8, 2010).

3(ii)

Third Amended and Restated By-Laws of Forward Industries, Inc., as of August 10, 2010 (incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K, as filed with the Commission on December 8, 2010).

4. Instruments Defining the Rights of Security Holders

4.1

Shareholder Protection Rights Agreement, dated as of June 9, 2010, by and between Forward Industries, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 15, 2010).

4.2

Amendment, dated as of August 10, 2010, to Shareholder Protection Rights Agreement, dated as of June 9, 2010, by and between Forward Industries, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010), which amendment terminated the Right Agreement.

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

	10.8†**	Memorandum of Understanding, dated August 30, 2011, between Forward Industries, Inc. and G-Form LLC.

21. Subsidiaries of the Registrant

21.1**	List of Subsidiaries of Forward Industries, Inc.

23.	Consent of Independent Registered Public Accounting Firm

	23.1**	Consent of J.H. Cohn LLP.

	23.2**	Consent of Kaufman, Rossin & Co., P.A.

24.	Power of Attorney

	24.1**	Power of Attorney (included in the signature page to the Original Form 10-K)

31.	Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1*	Certification of Brett M. Johnson

	31.2*	Certification of James O. McKenna

32.	Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

	32.1*	Certifications of Brett M. Johnson and James O. McKenna (furnished herewith)

___________

†           Portions have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

*           Filed herewith.

**        Previously filed with the Original Form 10-K, filed December 15, 2011.