Form 10-Q
period 2011-12-31
FORWARD INDUSTRIES INC
filed 2012-02-09
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2011.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date February 1, 2012, was 8,105,185 shares.

Forward Industries, Inc.

INDEX

PART I.		FINANCIAL INFORMATION	Page No.

	Item 1.	Financial Statements
		- Consolidated Balance Sheets as of December 31, 2011 (unaudited)
		and September 30, 2011......................................................................................................	4

		- Consolidated Statements of Operations (unaudited) for the Three Months
		Ended December 31, 2011 and 2010..................................................................................	5

		- Consolidated Statements of Cash Flows (unaudited) for the Three Months
		Ended December 31, 2011 and 2010.................................................................................	6

		- Notes to Consolidated Financial Statements (unaudited).........................................	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations..............................................................................................................................	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk....................................	30
	Item 4.	Controls and Procedures....................................................................................................	30

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings................................................................................................................	30

	Item 1A.	Risk Factors.........................................................................................................................	31

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds....................................	31

	Item 3	Defaults Upon Senior Securities......................................................................................	31

	Item 4.	Removed and Reserved........................................................................................................	31

	Item 5.	Other Information................................................................................................................	31

	Item 6.	Exhibits..................................................................................................................................	31

		Signatures............................................................................................................................	32

		Certifications.......................................................................................................................

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
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“2012 Quarter” refers to the three months ended December 31, 2011;

“2011 Quarter” refers to the three months ended December 31, 2010;

 “Fiscal 2012” refers to our fiscal year ending September 30, 2012;

“Fiscal 2011” refers to our fiscal year ended September 30, 2011;
“Europe” refers to the countries included in the European Union;
“EMEA Region” means the geographic area encompassing Europe, the Middle East and Africa;

“APAC Region” refers to the Asia Pacific Region, consisting of Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam;

“Americas” refers to the geographic area encompassing North, Central, and South America;

“OEM” refers to Original Equipment Manufacturer;

“Retail” refers to the retail distribution channel; and

“Corporate” refers to the corporate distribution channel.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents....................................................................................	$11,084,342	$14,911,844
Accounts receivable, net .......................................................................................	6,247,654	3,894,118
Inventories................................................................................................................	2,129,692	1,045,219
Note receivable........................................................................................................	750,000	1,000,000
Prepaid expenses and other current assets.........................................................	2,037,123	1,018,227
Total current assets...................................................................................	22,248,811	21,869,408

Property and equipment, net..................................................................................	330,396	302,158
Other assets..............................................................................................................	88,716	88,716
Total Assets.................................................................................................................	$22,667,923	$22,260,282

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...................................................................................................	$4,084,082	$2,947,562
Accrued expenses and other current liabilities...................................................	1,276,251	630,031
Total liabilities...........................................................................................	5,360,333	3,577,593

Commitments and contingencies............................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued and outstanding................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,811,595 and 8,794,296 shares issued; and 8,105,185 and 8,084,886 shares outstanding, respectively.................................................................	88,116	87,943
Capital in excess of par value.................................................................................	16,982,665	16,845,673
Treasury stock, 706,410 shares at cost.................................................................	(1,260,057)	(1,260,057)
Retained earnings....................................................................................................	1,495,950	3,009,130
Accumulated other comprehensive income – foreign currency translation..	916	--
Total shareholders’ equity.......................................................................................	17,307,590	18,682,689
Total liabilities and shareholders’ equity..............................................................	$22,667,923	$22,260,282

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
Net sales.....................................................................................................................	$6,883,529	$5,968,208
Cost of goods sold.....................................................................................................	5,488,885	4,591,675
Gross profit................................................................................................................	1,394,644	1,376,533

Operating expenses:
Sales and marketing...........................................................................................	1,272,739	422,694
General and administrative...............................................................................	1,640,175	930,618
Total operating expenses.........................................................................	2,912,914	1,353,312

(Loss) income from operations...............................................................................	(1,518,270)	23,221

Other income (expense):
Interest income...................................................................................................	41,187	5,654
Other expense, net.............................................................................................	(34,457)	(11,400)
Total other income (expense)..................................................................	6,730	(5,746)

(Loss) income before taxes	(1,511,540)	17,475
Provision for income taxes	1,640	--
Net (loss) income .....................................................................................................	$(1,513,180)	$17,475

Net (loss) income per common and common equivalent share
Basic and diluted...............................................................................................	$(0.19)	$0.00

Weighted average number of common and common equivalent shares outstanding
Basic ...................................................................................................................	8,091,165	8,060,672
Diluted.................................................................................................................	8,091,165	8,132,408

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
Operating activities:
Net (loss) income..................................................................................................	$(1,513,180)	$17,475
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation.............................................................................	137,165	93,362
Depreciation and amortization........................................................................	30,305	13,161
Provision for obsolete inventory...................................................................	--	(7,392)
Changes in operating assets and liabilities:
Accounts receivable........................................................................................	(2,353,536)	(29,199)
Inventories........................................................................................................	(1,084,473)	(352,136)
Prepaid expenses and other current assets..................................................	(1,017,980)	(53,669)
Accounts payable............................................................................................	1,136,520	332,931
Accrued expenses and other current liabilities............................................	646,220	(350,204)
Net cash used in operating activities	(4,018,959)	(335,671)

Investing activities:
Proceeds from note receivable...........................................................................	250,000	--
Purchases of property and equipment..............................................................	(58,543)	(14,798)
Net cash provided by (used in) investing activities	191,457	(14,798)

Net decrease in cash and cash equivalents.....................................................	(3,827,502)	(350,469)
Cash and cash equivalents at beginning of period.........................................	14,911,844	18,471,520

Cash and cash equivalents at end of period.....................................................	$11,084,342	$18,121,051

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Income taxes................................................................................................	$ --	$15,000

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer and distributor of specialty and promotional products. The Company designs, markets, and distributes carry and protective solutions, primarily for hand held electronic devices. Its principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package the Company’s products as accessories “in box” together with their product offerings, or sell them through their retail distribution channels. The Company’s OEM products include soft-sided carrying cases and other accessories for medical monitoring and diagnostic kits, bar code scanners, GPS, cellular telephones, firearms, sporting, and other recreational products. The Company’s OEM customers are located in the Americas, EMEA Region, and the APAC Region.

The Company is currently expanding its product range to include Forward-branded cases and accessories for smartphones, tablets, portable computers and other consumer electronics devices. The Company is currently developing its capability to market and distribute its Forward-branded products to retail and corporate customers in the Americas and the EMEA Region. During the three-month period ended December 31, 2011, sales of Forward-branded products accounted for approximately 10% of the Company’s total net sales.

The Company does not manufacture any of the products that it designs, markets, and distributes.  The Company sources substantially all its products from independent suppliers in China.

In the opinion of management, the accompanying consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the fiscal year ending September 30, 2012. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2011, and with the disclosures and risk factors presented herein and therein, respectively. The September 30, 2011 balance sheet has been derived from the audited consolidated financial statements.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. ("Forward") and its wholly owned subsidiaries (Forward US, Forward Switzerland, Forward HK, Forward APAC, and Forward UK). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts, short-term bonds, and certificates of deposit with original contractual maturities of three months or less, predominately in U.S. dollar denominated instruments. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States and in foreign countries, at which cash amounts may significantly exceed insured limits. At December 31, 2011, the amount in excess of insured limits was approximately $8.5 million. Historically, the Company has not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived credit worthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to the majority of customers are generally net sixty (60) days; however, the Company extends to certain customers, particularly its largest, payment terms up to 90 days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. The Company did not require an allowance for doubtful accounts at December 31, 2011. At September 30, 2011, the allowance for doubtful accounts was approximately $14,000.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At December 31, 2011 and September 30, 2011, no allowance for obsolete inventory is necessary.

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the three-month periods ended December 31, 2011 and 2010, the Company recorded approximately $30,000 and $13,000 of depreciation and amortization expense, respectively. Depreciation and amortization for production related property and equipment is included as a component of costs of goods sold in the accompanying consolidated statements of operations. Depreciation and amortization for selling and general and administrative related property and equipment is included as a component of operating expenses in the accompanying consolidated statements of operations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.   See Note 7 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statement of operations and include accrued interest and penalties within “accrued liabilities” on its balance sheets. For the three-month periods ended December 31, 2011 and 2010 presented in the accompanying consolidated statements of operations, no income tax related interest or penalties were assessed or recorded.

Revenue Recognition

The Company generally recognizes revenue from product sales to its customers when: (1) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (2) persuasive evidence of an arrangement exists; (3) the Company has no continuing obligations to the customer; and (4) collection of the related accounts receivable is reasonably assured. The Company offers certain of its customers a variety of sales and incentive programs, including discounts, allowances, and co-op advertising and marketing funds; such amounts are estimated and recorded as a reduction in revenue.

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

Advertising and Promotion Costs

Advertising and promotion costs, consisting primarily of samples and tradeshow costs, are expensed as incurred. Advertising and promotion costs are included in sales and marketing expenses in the accompanying consolidated statements of operations and amounted to approximately $51,000 and $21,000 for the three-month periods ended December 31, 2011 and 2010, respectively.

Foreign Currency Transactions

The functional currency of the Company and each of its wholly owned foreign subsidiaries is the U.S. dollar (except for Forward UK, which is the British Pound). Transactions denominated in foreign currencies may generate accounts receivable or payable balances that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations. For the three-month periods ended December 31, 2011 and 2010, the Company recorded approximately $35,000 and $11,000 in foreign currency transaction losses, respectively, which were primarily the result of Euro denominated sales to certain customers.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Comprehensive (Loss) Income

We calculate comprehensive income (loss) as the total of our net income (loss) and all other changes in equity (other than transactions with owners), including foreign currency translation adjustments.  Comprehensive (loss) income was $(1,512,264) and $17,475 for the three month periods ended December 31, 2011 and 2010, respectively.

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, note receivable, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Share-Based Payment Expense

The Company recognizes share-based equity compensation in its consolidated statements of operations at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 6 Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees (refer to Note 6) based upon the fair value, using Black-Scholes, determined at the deemed measurement dates over the related contract service period.

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12, defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately within their respective components of net income and other comprehensive income as described by Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (ASU N0. 2011-05).  The Company will continue to report any applicable reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU N0. 2011-05.

NOTE 3     NOTES RECEIVABLE

            On January 5, 2011, the Company entered into a loan agreement with Flash Ventures, Inc. (“Flash”), an unrelated party, to provide a credit facility of up to $1,000,000 that was originally due December 1, 2011.  Pursuant to the agreement Flash executed an unsecured, unsubordinated term note in favor of the Company, bearing interest at 11% per annum on any unpaid principal, payable quarterly commencing March 31, 2011.   On January 6, 2011 and January 19, 2011, Flash drew $600,000 and $400,000, respectively, in funds under the note, leaving no further funding available.  Effective December 1, 2011, the terms of the loan were amended to, among other things, extend the maturity date to April 1, 2012.  In connection with such amendment Flash made a principal payment of $250,000 on December 1, 2011. The Company recorded approximately $449,000 in sales to Flash under its customary terms of sale during the three-month period ended December 31, 2010.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 4     PREPAID EXPENSES AND OTHER CURRENT ASSETS

            Prepaid expenses and other current assets consist of the following at:

	December 31, 2011	September 30, 2011
Supplier advances................................................................................	$1,082,583	$--
Advanced royalties.............................................................................	525,000	490,000
Other......................................................................................................	429,540	528,227
Total prepaid expenses and other current assets....................	$2,037,123	$1,018,227

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

Stock Repurchase

In September 2002 and January 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of December 31, 2011, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three-month periods ended December 31, 2011 and 2010.

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the three-month period ended December 31, 2011 are summarized below:

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Other Comprehensive Income
Balance at September 30, 2011.......	$87,943	$16,845,673	$3,009,130	$(1,260,057)	$ --
Share based compensation..........	173	136,992	--	--	--
Foreign currency translation.......	--	--	--	--	916
Net loss......................	--	--	(1,513,180)	--	--
Balance at December 31, 2011........	$88,116	$16,982,665	$1,495,950	$(1,260,057)	$916

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     SHARE BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011 shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Under the 2011 Plan, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) has approved awards of stock options to purchase an aggregate of 705,000 shares of common stock to certain of the Company’s current executive officers and certain employees (470,000 shares), current non-employee directors (70,000 shares), a non-employee executive officer (5,000), and to a consultant (160,000 shares).  Of these awards, 105,000 shares were forfeited and reverted to, and are eligible for re-grant under, the 2011 Plan.  As of December 31, 2011, the total shares of common stock available for grants of equity awards under the 2011 Plan was 250,000. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Options granted to a consultant in November 2011 expire three years after the grant date and vest equally over the term of the Consulting Agreement, which expires March 31, 2012. Refer to Note 10 – Commitments and Contingencies.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended, in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors approved awards of restricted common stock and stock options of 836,000, in the aggregate, to certain officers, employees and non-employee directors. Of these awards, 62,366 shares were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan.  As of December 31, 2011, the total shares of common stock available for grants of equity awards under the 2007 Plan was 26,366. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted  prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at December 31, 2011.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     SHARE BASED COMPENSATION

Stock Option Awards

Under the 2011 and 2007 Plans, the Compensation Committee has approved awards of stock options to purchase an aggregate of 1,357,500 shares of common stock to the Company’s current and certain former non-employee directors, to certain key employees, to current and certain former Company officers, and to a consultant, of which awards covering 40,000 shares from the 2007 Plan and 105,000 shares from the 2011 Plan of common stock were forfeited, with such shares reverting to the respective plans and eligible for grant. The exercise prices of the awards granted was, in each case equal, to the closing market value of the Company’s common stock on the Nasdaq Stock Market on the various grant dates.

The Company recognized approximately $133,000 and $84,000 of compensation expense for stock option awards in its consolidated statements of operations for the three-month periods ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was approximately $978,000 of total unrecognized compensation cost related to 971,000 shares of unvested stock option awards granted under the 2007 and 2011 Plans. That cost is expected to be recognized over the remainder of the weighted average vesting period (extending to August 2016).

The following table summarizes stock option activity under the 2011 Plan, 2007 Plan, from September 30, 2011 through December 31, 2011 (there was no activity during such period in respect of 1996 Plan grants):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	1,007,500	$3.45	9.1
Granted...........................................	160,000	2.05	2.9
Exercised........................................	--	--	--
Forfeited.........................................	(10,000)	3.73	--
Expired............................................	--	--	--
Outstanding at December 31, 2011	1,157,500	$3.25	8.1	$--

Options expected to vest at December 31, 2011......................	857,125	$3.15	8.0	$--

Options vested and exercisable at December 31, 2011......................	186,500	$3.68	7.1	$--

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     SHARE BASED COMPENSATION

Stock Option Awards

During the three-month periods ended December 31, 2011 and 2010, the Company granted 160,000 and 207,500 stock options at weighted average grant date fair values of $2.05 and $2.16, respectively.

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Three-Month Periods Ended December 31,
	2011	2010
Expected term (in years)..................................	3.0	5.0
Risk-free interest rate.......................................	0.04%	1.2% to 2.0%
Expected volatility............................................	69%	68% to 69%
Expected dividend yield..................................	0%	0%
Forfeiture rate...................................................	12%	--

The expected term represents the period over which the stock option awards are expected to be outstanding. The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The volatility factor used in the Company’s assumptions is based on the historical price of its stock over the most recent period commensurate with the expected term of the award. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. Accordingly, the Company used a dividend yield of zero in its assumptions. The Company estimates the expected term, volatility and forfeitures of share-based awards based upon historical data. The Company adjusted its estimated forfeiture rate effective October 1, 2011 and recognized a recovery of approximately $46,000 during the three-month period ended December 31, 2011.

Restricted Stock Awards

Under the 2007 Plan, the Compensation Committee has approved and granted awards of 183,500 shares of restricted stock, in the aggregate, to certain key employees. Of these awards, 152,634 have vested and 22,366 shares of restricted stock were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. No awards of restricted stock were made during the three-months ended December 31, 2011.  Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates of the grant date, typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the closing market value of the Company’s common stock as quoted on the Nasdaq Stock Market on the grant date. During the three-month periods ended December 31, 2011 and 2010, the Company recognized approximately $4,000 and $10,000, respectively, of compensation in its consolidated statements of operations related to restricted stock awards.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     SHARE BASED COMPENSATION (CONTINUED)

Restricted Stock Awards (continued)

The following table summarizes restricted stock activity under the 2007 Plan from September 30, 2011, through December 31, 2011.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2011....................	25,799	$2.04
Changes during the period:
Shares granted............................................................	--	--
Shares vested..............................................................	17,299	2.05
Shares forfeited...........................................................	--	--
Non-vested balance at December 31, 2011.....................	8,500	$2.02

                As of December 31, 2011, there was approximately $5,000 of total unrecognized compensation cost related to 8,500 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods (approximately 12 months). The total grant date fair value of restricted stock that vested during the three-month period ended December 31, 2011 was approximately $35,000.

Warrants

    As of December 31, 2011, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 issued in fiscal 1999 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of December 31, 2011, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 7  INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States Federal and State, and foreign components:

	For the Three-Month Periods Ended December 31,
	2011	2010
U.S. Federal and State
Current.......................................................	$--	$ --
Deferred.....................................................	(443,943)	(30,336)

Foreign:
Current.......................................................	1,640	--
Deferred........................................... .........	(7,762)	10,018

Change in valuation allowance....................	451,705	20,318
Provision for income taxes..........................	$1,640	$ --

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7  INCOME TAXES (CONTINUED)

The provision for income taxes of $1,640 recorded in the three-month period ended December 31, 2011 is attributable to Forward UK. As of December 31, 2011, and September 30, 2010, the Company has no unrecognized income tax benefits.

At December 31, 2011, the Company had available net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $3,880,000 and $4,825,000, respectively, expiring through 2031, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $1,319,000 and $148,000, respectively. In addition, at December 31, 2011, the Company had available net operating loss carryforwards for foreign income tax purposes of approximately $1,248,000 resulting in a deferred tax asset of approximately $110,000, expiring through 2017.  Total net deferred tax assets, before valuation allowances, was $1,832,000 and $1,381,000 at December 31, 2011 and September 30, 2011, respectively. As of December 31, 2011, the undistributed earnings of the Company’s Swiss subsidiary of $733,000 are considered to be permanently invested; therefore, in accordance with generally accepted accounting principles in the U.S., no provision for U.S. Federal and state income taxes on those earnings has been provided.

As of December 31, 2011, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its deferred tax assets; as of December 31, 2011 and September 30, 2011, the valuation allowances were approximately $1,832,000 and $1,381,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Provision (benefit) for Income Taxes” line item of the Company’s consolidated statements of operations.

            As of December 31, 2011 and September 30, 2011, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the statement of operations. For the periods presented in the accompanying statements of operations, no income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2007 are closed to Federal and State examination, except with respect to net operating losses generated in prior fiscal years.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 8     (LOSS) / INCOME PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Diluted loss per share data for the three-month period ended December 31, 2011 excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive. A total of 60,000 common stock equivalents have been excluded from the calculation of diluted earnings per share for the three-month period ended December 31, 2010. Calculation of basic and diluted (loss) earnings per share for the three-month periods ended December 31, 2011 and 2010 is as follows:

	For the Three Months Ended December 31,
	2011	2010
Numerator:
Net (loss) income	($1,513,180)	$17,475
Denominator:
Denominator for basic (loss) income per share - weighted average shares	8,091,165	8,060,672
Dilutive stock options and warrants - treasury stock method	--	32,599
Dilutive unvested restricted stock	--	39,137
Denominator for diluted (loss) income per share - weighted average shares	8,091,165	8,132,408
Net (loss) income per common share:
Basic	($0.19)	$0.00
Diluted	($0.19)	$0.00

Shares and warrants excluded from denominator used to calculate diluted (loss) income per shares excluded due to anti-dilution	1,241,000	60,000

NOTE 9     OPERATING SEGMENT INFORMATION

In the first quarter of its 2012 fiscal year, the Company changed its internal reporting used by its senior management for evaluating segment performance and allocating resources. The new reporting disaggregates the Company’s operations into two divisions; OEM and Forward-branded, and represented a change in the Company’s operating segments under ASC 280, “Segment Reporting.” During its 2011 fiscal year, the Company reported and managed its business based on a single operating segment under ASC 280.

The OEM segment consists of the design and distribution of custom carry and protective solutions to OEM’s that either package the Company’s products as accessories “in box” together with their product offerings, or sell them through their retail distribution channels. The Company’s OEM products include soft-sided carrying cases and other accessories for medical monitoring and diagnostic kits, bar code scanners, GPS, cellular telephones, firearms, sporting, and other recreational products. The OEM segment operates in geographic regions that include primarily APAC, the Americas, and EMEA. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     OPERATING SEGMENT INFORMATION (CONTINUED)

The Forward-branded segment, which commenced during the three-month period ended December 31, 2011, consists of the design, marketing, and distribution of cases and accessories for consumer electronics products such as smartphones, tablets, portable computers and other consumer electronics devices. The Company is currently developing its own line of Forward-branded products and its capability to market and distribute such products to retail and corporate customers in the Americas an EMEA Region.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

The following table presents net sales of each segment by geographical region:

(all amounts in thousands of dollars)
Three Months Ended December 31,
	2011	2010
OEM Segment:
APAC...............................................................................................	$2,835	$2,734
Americas..........................................................................................	2,002	1,936
EMEA...............................................................................................	1,326	1,298
Total OEM sales.......................................................................	$6,163	$5,968
Forward-branded Segment:
EMEA...............................................................................................	647	$ --
Americas..........................................................................................	74	--
Total Retail Sales.....................................................................	721	$ --

Total net sales*......................................................................................	$6,884	$5,968

Gross Profit:
OEM Segment.................................................................................	$1,210
Forward-branded Segment............................................................	185
Unallocable to segments................................................................	--
Total gross profit:.....................................................................	$1,395

Operating Expenses:
OEM Segment...................................................................................	$526
Forward-branded Segment..............................................................	1,085
Unallocable to segments.................................................................	1,302
Total operating expenses:.........................................................	$2,913

Income (loss) from operations:
OEM Segment...................................................................................	$684
Forward-branded Segment..............................................................	(901)
Unallocable to segments..................................................................	(1,301)
Total loss from operations:.......................................................	($1,518)

Total assets:	As of December 31, 2011
OEM Segment....................................................................................	$6,907
Forward-branded Segment...............................................................	1,470
Unallocable to segments...................................................................	14,291
Total assets:..................................................................................	$22,668

*Totals may not total due to rounding

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES

Employment and Retention Agreements

On August 2010, the Company’s Board of Directors appointed Mr. Brett M. Johnson as the Company’s President and Chief Executive Officer, on an “at-will” basis at an annual salary of $250,000 pending his negotiation of a long-term agreement with the Compensation Committee of the Company’s Board of Directors. Mr. Johnson is entitled to receive customary benefits including health, life and disability insurance, auto allowances and participation in the Company's 401(k) retirement plan.

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

Consultancy Agreement

On November 1, 2011, the Company entered into an agreement with RGJR Capital Partners LLC (“RGJR”) to provide Robert Garrett, Jr. as a consultant for a term of up to six months to assist management in implementation of its growth strategy pursuant to a letter agreement, effective as of October 1, 2011, between the Company and RGJR (the “RGJR Agreement”).  RGJR and Mr. Garrett will report to the Executive Committee of the Company’s Board of Directors.  RGJR will receive a consulting fee of $30,000 per month and Mr. Garrett has been awarded options to purchase up to 160,000 shares of common stock of the Company at an exercise price of $2.05, the closing fair market value on November 3, 2011, the grant date.  Such options have a three year term and vest in six equal installments beginning November 15, 2011 and then on the last day of each month commencing November 30, 2011 through March 31, 2012, subject to RGJR’s and Mr. Garrett’s continued involvement with the Company. During the three-month period ended December 31, 2011, the Company recognized $60,000 of share-based compensation expense in its consolidated statements of operations related to these stock options.

Letters of Intent

In September 2011, the Company entered into a Letter of Intent with a Florida corporation (“FloridaCo”) that has invented a patent pending waterproof electronics case. Under the Letter of Intent, the Company will be granted the exclusive worldwide license to manufacture, develop, distribute, and otherwise use the waterproof case, subject to maintaining certain minimum monthly sales levels, in exchange for making certain royalty payments to FloridaCo. In addition, the Company agreed to make four quarterly payments of advance royalties to FloridaCo, in the amount of $25,000 each, commencing December 1, 2011. Such advance royalty payments are non-refundable and interest free.  However, a portion of these payments may be used by the Company to offset its performance-based royalty obligations to FloridaCo until all such advance royalties have been fully recouped by the Company.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

In January 2012, the Company entered into a Letter of Intent with a Delaware corporation (“DelawareCo”) that has invented a patent pending, folding, Bluetooth keyboard (the “Folding Keyboard”). Under the Letter of Intent, the Company will be granted the exclusive worldwide license to manufacture, develop, distribute, and otherwise use the Folding Keyboard in exchange for making certain royalty payments to DelawareCo based on the Company’s sales of the Folding Keyboard over the term of the license agreement. In addition, the Company agreed to pay DelawareCo $100,000 of advance royalties in the event DelawareCo raises $100,000 of capital for the launch of the Folding Keyboard. As of the date of this report, no such advance royalties have been paid to DelawareCo, but to the extent the Company does pay any Advance Royalties, the Company will have the right to withhold a portion of its performance-based royalty payments until all advance royalties have been fully recouped to the Company. As a condition of any Advance Royalties, under the Letter of Intent, DelawareCo would grant the Company a lien on all of its intellectual property and tooling until such time the advance royalties have been fully recouped.

Guarantee Obligation

In February 2010, Forward Switzerland and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's Fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, which succeeds a substantially similar agreement (except as to the amount and term of the undertaking) between the parties that expired December 31, 2009, the subsidiary agreed to provide an undertaking (in the form of a bank letter of guarantee) to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on the subsidiary's behalf. As of February 1, 2010, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $97,000 as of December 31, 2011) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  The subsidiary would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement the subsidiary agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. The initial term of the bank letter of guarantee expired February 28, 2011, but was renewed for one year and may be renewed automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of the subsidiary and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, the subsidiary has granted the Swiss bank a security interest on all of the subsidiary’s assets on deposit with, held by, or credited to the subsidiary’s accounts with, the Swiss bank (approximately $89,000 at December 31, 2011). As of December 31, 2011, the Company had not incurred a liability in connection with this guarantee.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 11   BINDING MEMORANDUM OF UNDERSTANDING

In August 2011, the Company entered into a binding Memorandum of Understanding (“MOU”) with G-Form LLC (“G-Form”), a manufacturer of consumer and athletic products incorporating proprietary extreme protective technology.  Under the MOU, the Company is granted the exclusive right to use G-Form’s protective technology in the Company’s designated territory, subject to meeting certain minimum annual sales levels (or at the Company’s option, the making of royalty payments at corresponding levels) commencing with the twelve-month period after shipment of the first Forward-branded licensed product, with the minimum levels increasing in the subsequent second and third twelve-month periods. After the first twelve-month period, the Company may terminate the MOU by providing six months notice, provided that the Company has paid all royalties and other charges incurred.  The Agreement may be terminated by G-Form if there is an uncorrected, material breach by the Company of the terms of The Agreement.

As of September 30, 2011, the Company had paid G-Form a $490,000 non-refundable advance against the first year’s royalties to be offset by cancellation of the $500,000 of loans made by the Company to G-Form in its capacity as a prospective joint venture partner. This amount increased to $500,000 as of December 31, 2011. The $500,000 of advanced royalties is included in “Prepaid expenses and other current assets” on the Company’s balance sheet at December 31, 2011. As of December 31, 2011, there have been no sales of Forward-branded licensed product. The MOU is a binding agreement but the parties have agreed to use commercially reasonable efforts to replace the MOU with a mutually agreeable long-form license agreement reflecting the terms of the MOU and other customary terms and conditions.

NOTE 12     LEGAL PROCEEDINGS

Targus Group International, Inc., et al. v., Forward Industries, Johnson, et al.

On September 19, 2011, the Company, Brett Johnson (our President and Chief Executive Officer), and one of our employees were named in a Complaint filed in Orange County Superior Court by Targus Group International, Inc. and two of its affiliates.  The Complaint alleged a claim for breach of contract against Mr. Johnson.  The Complaint further alleged a "breach of fiduciary duty/duty of loyalty" against the employee, and it asserted claims against Mr. Johnson and the Company for allegedly aiding and abetting that alleged breach.  The Complaint also asserted a cause of action against all Defendants for unfair competition.  An Amended Complaint was filed on October 11, 2011.  In addition to the claims asserted in the original Complaint, the Amended Complaint added an additional Targus affiliate as a plaintiff and named an additional employee of the Company as a defendant.  The Amended Complaint asserted a claim against that employee for breach of contract and for "breach of fiduciary duty/duty of loyalty," and it added new claims against the Company and Mr. Johnson for allegedly interfering with that employee's contract and for allegedly aiding and abetting his breach of duty.  The claim for unfair competition in the Amended Complaint relies on these new allegations as well.  All of the claims asserted in this action arise out of the decisions of former employees of one or more of the plaintiffs to accept offers of employment with the Company.  The amount of damages sought is not specified.  On November 11, 2011, the Company, Brett Johnson, and James Berberian filed a demurrer with respect to certain of the claims asserted in the Amended Complaint.  On January 30, 2012, the district court sustained the demurrer in part and ruled that Plaintiffs had not pled a valid cause of action against Mr. Johnson with respect to its claim against him for breach of contract.  The court permitted Plaintiffs to amend this defective claim within 15 days of that ruling, the deadline for which had not passed as of the time of this filing. The Company believes it has substantial defenses to these claims and intends to vigorously defend the action. The Company has not recorded a loss provision for these complaints as of December 31, 2011.

Other Litigation

            From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of December 31, 2011, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2011 (the “2012 Quarter”), with those for the three months ended December 31, 2010 (the “2011 Quarter”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future.  Such forward looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward-looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report on Form 10-Q.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those we assumed and assessed.  Risks, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations  and those identified in “Risk Factors” in Item 1A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, could cause our future operating results to differ materially from those set forth in any forward looking statement.  There can be no assurance that any such forward looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward looking statement.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

BUSINESS OVERVIEW

We design, market, and distribute carry and protective solutions, primarily for hand held electronic devices. Our principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their product offerings, or sell them through their retail distribution channels. Our OEM products include soft-sided carrying cases and other accessories for medical monitoring and diagnostic kits, bar code scanners, GPS, cellular telephones, firearms, sporting, and other recreational products. Our OEM customers are located in the Americas, EMEA Region, and the APAC Region.  We source substantially all our products from independent suppliers in China. Our suppliers custom manufacture our OEM carry and protective solutions to our order, based on our designs and know-how, and to our OEM customer’s specifications.

Forward Industries, Inc.

We are expanding our product range to include Forward-branded cases and accessories for smartphones, tablets, portable computers and other consumer electronics devices; as well as developing our capability to market and distribute such products to customers in the Americas and EMEA Region through the retail and corporate channels. During the three-month period ended December 31, 2011, sales of Forward-branded products accounted for approximately, 10% of the Company’s total net sales.

We do not manufacture any of the products that we design, market, and distribute.  We source substantially all products we market and distribute from independent suppliers in China.

TRENDS AND ECONOMIC ENVIRONMENT

In executing the channel-building and product development elements of our strategy during Fiscal 2011 we incurred, and we intend to continue to incur, significantly increased selling, general, and administrative expenses as we devote resources to recruit, hire and compensate experienced sales, design, operations, and administrative professionals, and to develop and/or acquire new product offerings. Insofar as most of our new personnel were hired in the second half of Fiscal 2011 and in the 2012 Quarter, the 2012 Quarter and succeeding reporting periods will reflect more fully our investments in resources, while the anticipated benefits of such hires in the form of increased sales and profit will take significantly longer to be realized, if at all.  At the same time, we are investing resources in bringing new products to market, particularly in terms of funding product development activities with prospective partners.  We anticipate that the measure of success of our strategy as reflected in our results of operations will be determined by the strength of new distribution channels, by the speed in which we can bring new products to market, and by the success and acceptance of these products in the marketplace.

With regard to our OEM business, we have recently been awarded several large programs by two major diabetic customers. We anticipate that these programs will begin to contribute meaningfully to revenues beginning in late Fiscal 2012. While these new programs will increase our sales volume, we anticipate that gross margins on certain of these new or prospective programs will be lower than the gross margins seen in the first part of Fiscal 2011.   However, our business remains highly concentrated by customer and product type, especially in the diabetic case product line. Moreover, we continue to operate in a very challenging pricing and gross margin environment with our OEM customers.  The global economy continues to face headwinds, and our OEM customers remain very price and delivery sensitive.  As reflected in the “gross profit” discussions below, we are encountering higher costs from our China-based suppliers due to materials and labor price increases, placing continuing pressure on profit margins and anticipate that the impact of such increases will become more evident in this division.  Product mix factors may exacerbate this trend.  In many cases, we are not able to pass higher costs through to customers, particularly when replacement program products resemble their predecessor or historically similar products for which customers have become accustomed to a narrow price range. See “Risk Factors” in Item 1.A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We are actively looking at alternative sources of supply to expand and diversify our manufacturing capabilities in order to mitigate this trend.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based upon or derived from the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Forward Industries, Inc.

                We discuss the material accounting policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”.  There has been no material change in critical accounting policies or estimates since September 30, 2011.

The notes to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2011, and the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to our overall financial performance, operations and financial position.

RESULTS OF OPERATIONS FOR THE 2012 QUARTER COMPARED TO THE 2011 QUARTER

Net (loss) income

We recorded a net loss of $1.5 million in the 2012 Quarter, compared to net income of $17 thousand in the 2011 Quarter. The $1.5 million change from net income to a net loss in the 2012 Quarter resulted primarily from higher sales and marketing expenses, as well as higher general and administrative expenses, which were offset, in small part, by increased gross profit on higher sales, and “other income” (primarily interest income) in Fiscal 2011, as reflected in the table below:

Main Components of Net Loss
(thousands of dollars)
	2012 Quarter	2011 Quarter	Increase (Decrease)
Net Sales....................................................................	$6,884	$5,968	$915

Gross Profit................................................................	1,395	1,377	18
Sales and Marketing Expenses...............................	(1,273)	(421)	851
General and Administrative Expenses	(1,640)	(932)	708
Other Income (Expense)...........................................	7	(6)	12
Provision for Income Taxes.....................................	1	--	1
Net (loss) income*...................................................	($1,513)	$17	($1,531)

* Table may not total due to rounding.

Basic and diluted per share data was a loss $(0.19) for the 2012 Quarter, compared to income of $0.00 for the 2011 Quarter.

Net Sales

Net sales increased $0.9 million, or 15%, to $6.9 million in the 2012 Quarter from $6.0 million in the 2011 Quarter due to higher sales of OEM Products, which increased $0.2 million, and first time sales of Forward-branded products of $0.7 million, in the 2012 Quarter. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2012 Quarter 3 Months ended December 31, 2011 (millions of dollars)
	APAC	Americas	Europe	Total*
OEM Products:
Diabetic products.............................	$2.6	$0.6	$0.9	$4.0
Other products.................................	0.3	1.4	0.4	2.1
Total OEM product sales*.........	2.8	2.0	1.3	6.2

Forward-branded product sales..........	--	0.1	0.6	0.7
Total net sales*	$2.8	$2.1	$2.0	$6.9

Net Sales for 2011 Quarter 3 Months ended December 31, 2010 (millions of dollars)
	APAC	Americas	Europe	Total*
OEM Products:
Diabetic products.............................	$2.5	$0.7	$1.0	$4.2
Other products.................................	0.2	1.2	0.3	1.7
Total OEM product sales............	2.7	1.9	1.3	5.9

Forward-branded product sales..........	--	--	--	--
Total net sales*	$2.7	$1.9	$1.3	$5.9

* Tables may not total due to rounding.

OEM - Diabetic Product Sales

We design to the order of, and sell carrying cases for blood glucose diagnostic kits directly to, OEMs (or their contract manufacturers).  The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sell them through their retail distribution channels.

Sales of cases and related accessories for blood glucose monitoring kits decreased $0.2 million, or 5%, to $4.0 million in the 2012 Quarter, from $4.2 million in the 2011 Quarter. This decrease was due primarily to lower sales to two of our major diabetic product customers, offset, in part, by an increase in sales to our third major diabetic product customer and several increases in smaller diabetic product customers. The following table sets forth our sales by diabetic product customer for the periods indicated.

(millions of dollars)
	2012 Quarter	2011 Quarter	Increase (Decrease)
Diabetic Customer A.......................................	$2.4	$2.5	$(0.1)
Diabetic Customer B........................................	0.5	1.0	(0.4)
Diabetic Customer C........................................	0.7	0.7	0.1
All other Diabetic Customers.........................	0.4	0.1	0.3
Totals*......................................................	$4.0	$4.2	($0.2)

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 59% of our total net sales in the 2012 Quarter compared to 71% of our total net sales in the 2011 Quarter.

Forward Industries, Inc.

OEM - Other Product Sales

We design and sell carrying and protective solutions to OEMs for a diverse array of other portable electronic and other products, including bar code scanners, GPS, cellular telephones, firearms, sporting, and other recreational products on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of “Other” products increased $0.4 million, or 23%, to $2.1 million in the 2012 Quarter from $1.7 million in the 2011 Quarter. This increase was due primarily to higher sales to several major customers within this product line, the largest of which was to a long-standing cellular customer, to which our sales increased $0.6 million in the 2012 Quarter. In the 2011 Quarter, we sold $0.4 million of products to Flash Ventures, Inc. (refer to Note 3 – Note Receivable in the Notes to Financial Statements), under their brand, which we considered as non-recurring business.  Smaller changes in a number of “Other Product” customers largely offset each other, none of which changes individually was material.

Sales of “Other” products represented 31% of our net sales in the 2012 Quarter compared to 23% of net sales in the 2011 Quarter.

Forward-branded Product Sales

We are currently expanding our product range to include Forward-branded cases and accessories for smartphones, tablets, portable computers and other consumer electronics devices; as well as developing our capability to market and distribute such products to customers in the Americas and EMEA Region through the retail and corporate channels.

Net sales of Forward-branded products were $0.7 million, or 10% of total net sales, in the 2012 Quarter due to several new customers in the Americas and EMEA regions, of which none were individually material.

Gross Profit

Gross profit of $1.4 million in the 2012 Quarter, increased $18 thousand, or 1%, from the 2011 Quarter. The increase was primarily driven by the $0.9 million increase in net sales (refer to “Net Sales” section above), which included $0.7 million of first time Forward-branded product sales with gross profit margins that were significantly higher than those generated in recent periods by our OEM business. These improvements were offset, almost entirely, by higher materials costs as a percentage of net sales. Smaller fluctuations in other components of our costs of goods sold as a percentage of sales were not individually material, but in the aggregate, contributed to gross profit in the 2012 Quarter. The increase in material costs, which as a percentage of sales, increased nearly 3% in the 2012 Quarter, was driven by our OEM business, where we experienced lower gross profit margins in both our Diabetic products and “Other” products lines.

OEM – Diabetic product gross profit margins for each of our three major customers of these products declined in the 2012 Quarter due primarily to cost increases on certain of our longer-lived programs for which we were unable to fully pass on to them.  In addition to cost increases on our longer-lived programs, we are, in general, experiencing increased materials, labor, and other production costs from our suppliers in respect of new and replacement Diabetic product programs.

Gross profit margin on our OEM – “Other” products line also declined, which was primarily driven by lower-margin sales of one carry solution product to a long-standing cellular customer, which represented 31% of our total OEM – “Other” products sales in the 2012 Quarter. In addition, we experienced gross profit margin deterioration from three of our largest “Other” product customers, which, in the aggregate, represented 52% of total net sales of such products. Beyond product mix factors specific to certain of our OEM – Other Product customers, we are, in general, experiencing increased materials, labor, and other production costs from our suppliers on new and replacement programs of these products.

Forward Industries, Inc.

We are currently evaluating alternative solutions and/or structures to our current Hong Kong-based sourcing, quality assurance, and logistics solution with the objective of lowering our cost of such activities and achieving operational efficiencies and enhancements, although there can be no assurance that any alternatives will be implemented, or, if implemented, will result in cost savings and/or operational efficiencies or enhancements.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.9 million to $1.3 million in the 2012 Quarter compared to $0.4 million in the 2011 Quarter.  The significantly higher level of expense reflects our focus on growing sales generally, developing our capability to sell into the retail and corporate channels, expanding our product range, and the ramp-up of necessary resources applied to achieve these goals, and is primarily due to the following:

  $0.5 million increase in personnel expense due to the restructuring and growth of our sales, design, and product development teams;

  $0.1 million increase in travel and entertainment expenses incurred by new sales and sales support personnel added globally during Fiscal 2011 and the 2012 Quarter, primarily in connection with the development of our retail sales business; and

  $0.1 million increase in product development and design costs due to the expansion of our Forward-branded product line.

Lesser fluctuations in other components of sales and marketing expenses were immaterial.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 76%, to $1.6 million in the 2012 Quarter from $0.9 million in the 2011 Quarter due primarily to the following:

  $0.3 million increase in professional fees including: i) $160 thousand of fees, share-based compensation and expense reimbursements to an executive consultant (refer to “Consultancy Agreement” under Note 10 – Commitments and Contingencies in Notes to Financial Statements; and ii) $0.1 million in higher legal fees relating to the Targus claim (refer to Note 12 – Legal Proceedings in our Notes to Financial Statements), board of directors matters, and preparation of filings with the Commission;

  $0.3 million increase in personnel costs due to the restructuring and expansion of our information technology and accounting departments, as well as the addition of operations personnel during Fiscal 2011 and the 2012 Quarter; and

  $85 thousand increase in occupancy costs (resulting from higher rent and related expense in respect of the Company’s new executive offices in California), and general office costs.

Lesser fluctuations in other components of general and administrative expenses were immaterial.

Other Income (Expense)

Other income (expense), consisting of interest income on cash and cash equivalent balances and on short term notes receivable (refer to Note 3 – Notes Receivable in Notes to Financial Statements), as well as foreign currency transaction gains and losses, improved from $6 thousand of expense in the 2011 Quarter to $7 thousand of income in the 2012 Quarter. This improvement resulted from a $36 thousand increase in interest income, offset, in part, by $23 thousand of other expenses, primarily foreign transaction losses.

LIQUIDITY AND CAPITAL RESOURCES

During the 2012 Quarter, we used $4.0 million of cash in operations, which consisted of a net loss of $1.5 million, adjusted by $0.2 million for non-cash items (primarily share based compensation), and a net use in working capital items of $2.7 million. As to working capital items, cash used in operating activities consisted of increases in accounts receivable, inventories, and prepaid and other current assets of $2.4 million, $1.1 million, and $1.0 million, respectively. These changes were offset, in part, by increases in accounts payable and accrued expenses and other current liabilities of $1.1 million and $0.6 million, respectively, which had the effect of generating cash from operating activities. The increase in accounts receivable is primarily due to the timing of cash receipts from our largest customer and the higher sales (driven by our Forward-branded product business) recorded in the 2012 Quarter compared to the three months ended September 30, 2011. The increases in inventories and accounts payable are due to higher materials purchases made in the 2012 Quarter in support of our Forward-branded product business, compared to the three months ended September 30, 2011. The increase in prepaid and other current assets is due primarily to advances made to suppliers of our Forward-branded products for inventory purchases, as well as, tooling and molding costs in support of firm purchase orders. The increase in accrued expenses and other current liabilities is primarily due to receipts of inventory for which we had not yet received an invoice from our suppliers as of December 31, 2011.

Forward Industries, Inc.

In the 2011 Quarter, operating activities used $0.3 million of cash consisting of net income of $17 thousand (adjusted by $0.1 million for non-cash items) and changes in working capital items of $0.5 million. Increases in accounts receivable, inventories, and prepaid and other current assets were $29 thousand, $0.4 million, and $54 thousand, respectively. Accrued expenses and other current liabilities decreased $0.4 million. These changes were offset, in part, by an increase of $0.3 million in accounts payable and increases in inventories and accounts.

                In the 2012 Quarter, net investing activities generated $0.2 million of cash, which consisted of a partial repayment of a short-term loan made to a prospective strategic partner (refer to Note 3 – Notes Receivable – in Notes to Financial Statements) and $59 thousand used for purchases of property and equipment, primarily computer and telecommunications hardware and software. In the 2011 Quarter, net investing activities used $15 thousand for purchases of property and equipment, primarily computer and telecommunications hardware and software.

                There were no financing activities in the 2012 or 2011 Quarter.

At December 31, 2011, our current ratio (current assets divided by current liabilities) was 4.2; our quick ratio (current assets less inventories divided by current liabilities) was 3.8; and our working capital (current assets less current liabilities) was $16.9 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash and cash equivalents on hand. The primary demands on our working capital currently are: i) operating losses, ii) accounts payable arising in the ordinary course of business, the most significant of which arise when our customers place orders with us and we order from our suppliers, and iii) loans and payments made to prospective strategic partners (refer to Note 3 – Notes Receivable and Note 10 - Commitments and Contingencies – in Notes to Financial Statements). Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. Management’s recently announced business strategy includes (i) increasing the Company’s existing OEM business and (ii) expanding its product offerings and diversifying its distribution by moving into the retail and corporate channels. The termination of the proposed acquisition of Flash Ventures eliminated what we anticipated would have been substantial capital outlays  (acquisition consideration) in investment activities in the near term.  However, we anticipate that the building out of our product offerings and establishing retail and corporate distribution channels through internal growth and development of strategic partnerships in lieu of the acquisition of such strategic assets may lengthen the period required to increase net sales revenues expected to be generated by the new channel and products.  Results of operations for the 2012 Quarter reflect the increase in operating costs brought to bear to achieve these goals.  Accordingly, we anticipate significant uses of cash and capital resources as a result of one or more of the following developments in future periods: (i) continuation of accounting periods in which we report increases in operating expenses in our implementation of management’s strategy (see “Trends and Economic Environment” above), in particular in increased selling and other personnel expenses; and (ii) use of capital in financing strategic partnerships in investing activities.   We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements.

Forward Industries, Inc.

In September 2002 and January 2004, our Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of our outstanding common stock. Under those authorizations, as of December 31, 2011, we had repurchased an aggregate of 172,603 shares at a cost of approximately $0.4 million but none during 2011 or 2012 Quarter. We do not expect to use any of our financial resources to further redeem our outstanding common stock in the next twelve months.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the 2012 Quarter, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal control

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the 2012 Quarter.  Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the 2012 Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Targus Group International, Inc., et al. v., Forward Industries, Johnson, et al.

On September 19, 2011, the Company, Brett Johnson (our President and Chief Executive Officer), and one of our employees were named in a Complaint filed in Orange County Superior Court by Targus Group International, Inc. and two of its affiliates.  The Complaint alleged a claim for breach of contract against Mr. Johnson.  The Complaint further alleged a "breach of fiduciary duty/duty of loyalty" against the employee, and it asserted claims against Mr. Johnson and the Company for allegedly aiding and abetting that alleged breach.  The Complaint also asserted a cause of action against all Defendants for unfair competition.  An Amended Complaint was filed on October 11, 2011.  In addition to the claims asserted the in the original Complaint, the Amended Complaint added an additional Targus affiliate as a plaintiff and named an additional employee of the Company as a defendant.  The Amended Complaint asserted a claim against that employee for breach of contract and for "breach of fiduciary duty/duty of loyalty," and it added new claims against the Company and Mr. Johnson for allegedly interfering with that employee's contract and for allegedly aiding and abetting his breach of duty.  The claim for unfair competition in the Amended Complaint relies on these new allegations as well.  All of the claims asserted in this action arise out of the decisions of former employees of one or more of the plaintiffs to accept offers of employment with the Company.  The amount of damages sought is not specified.  On November 11, 2011, the Company, Brett Johnson, and James Berberian filed a demurrer with respect to certain of the claims asserted in the Amended Complaint.  On January 30, 2012, the district court sustained the demurrer in part and ruled that Plaintiffs had not pled a valid cause of action against Mr. Johnson with respect to its claim against him for breach of contract.  The court permitted Plaintiffs to amend this defective claim within 15 days of that ruling, the deadline for which had not passed as of the time of this filing. The Company believes it has substantial defenses to these claims and intends to vigorously defend the action. The Company has not recorded a loss provision for these complaints as of December 31, 2011.

Forward Industries, Inc.

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of December 31, 2011, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

Please review our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, for a complete statement of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 on page 23 of this Quarterly Report on Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of certain of such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 2012 Quarter we did not issue or sell any securities that were not registered under the Securities Act of 1933.  During the 2012 Quarter we did not purchase any common stock or other equity securities pursuant to publicly announced plans or programs or otherwise.

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

Dated: February 9, 2012
FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Brett M. Johnson

Brett M. Johnson
Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna

James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)