Form 10-Q
period 2012-03-31
FORWARD INDUSTRIES INC
filed 2012-05-10
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2012.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date April 30, 2012, was 8,105,185 shares.

Forward Industries, Inc.

INDEX

PART I.		FINANCIAL INFORMATION	Page No.

	Item 1.	Financial Statements
		- Consolidated Balance Sheets as of March 31, 2012 (unaudited)
		and September 30, 2011.........................................................................................	4

		- Consolidated Statements of Operations (unaudited) for the Three and Six Months
		Ended March 31, 2012 and 2011...........................................................................	5

		- Consolidated Statements of Cash Flows (unaudited) for the Six Months
		Ended March 31, 2012 and 2011............................................................................	6

		- Notes to Consolidated Financial Statements (unaudited)..............................	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations....................................................................................................................	24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk..........................	35
	Item 4.	Controls and Procedures..........................................................................................	35

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings......................................................................................................	36

	Item 1A.	Risk Factors................................................................................................................	37

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds............................	37

	Item 3	Defaults Upon Senior Securities...............................................................................	37

	Item 4.	Mine Safety Disclosures............................................................................................	37

	Item 5.	Other Information........................................................................................................	37

	Item 6.	Exhibits...........................................................................................................................	38

		Signatures.....................................................................................................................	39

		Certifications................................................................................................................	40

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
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“2012 Quarter” refers to the three months ended March 31, 2012;

“2011 Quarter” refers to the three months ended March 31, 2011;

“2012 Period” refers to the six months ended March 31, 2012;

“2011 Period” refers to the six months ended March 31, 2011;

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

 PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents...........................................................................................	$9,719,455	$14,911,844
Accounts receivable, net ..............................................................................................	5,766,202	3,894,118
Inventories.......................................................................................................................	1,779,343	1,045,219
Note receivable...............................................................................................................	600,000	1,000,000
Prepaid expenses and other current assets................................................................	1,924,236	1,018,227
Total current assets..........................................................................................	19,789,236	21,869,408

Property and equipment, net.........................................................................................	300,146	302,158
Other assets.....................................................................................................................	88,716	88,716
Total Assets........................................................................................................................	$20,178,098	$22,260,282

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$3,189,347	$2,947,562
Accrued expenses and other current liabilities...........................................................	1,044,059	630,031
Total liabilities...................................................................................................	4,233,406	3,577,593

Commitments and contingencies....................................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued and outstanding.......................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,811,595 and 8,794,296 shares issued; and 8,105,185 and 8,087,886 shares outstanding, respectively........................	88,116	87,943
Capital in excess of par value........................................................................................	17,169,221	16,845,673
Treasury stock, 706,410 shares at cost........................................................................	(1,260,057)	(1,260,057)
Retained (deficit) earnings.............................................................................................	(48,476)	3,009,130
Accumulated other comprehensive loss – foreign currency translation................	(4,112)	--
Total shareholders’ equity...............................................................................................	15,944,692	18,682,689
Total liabilities and shareholders’ equity......................................................................	$20,178,098	$22,260,282

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales..............................................................................	$7,164,761	$4,996,267	$14,048,290	$10,964,474
Cost of goods sold..............................................................	5,820,267	3,839,161	11,306,798	8,426,424
Gross profit........................................................................	1,344,494	1,157,106	2,741,492	2,538,050

Operating expenses:
Selling...........................................................................	1,363,075	643,484	2,635,346	1,070,590
General and administrative........................................	1,554,332	1,121,392	3,197,329	2,052,010
Total operating expenses..................................	2,917,407	1,764,876	5,832,675	3,122,600

Loss from operations.......................................................	(1,572,913)	(607,770)	(3,091,183)	(584,550)

Other income (expense):
Interest income..........................................................	6,928	29,748	49,055	35,403
Other income (expense), net....................................	26,213	23,234	(9,184)	11,834
Total other income...........................................	33,141	52,982	39,871	47,237

Loss before income taxes................................................	(1,539,772)	(554,788)	(3,051,312)	(537,313)
Provision for income taxes.............................................	4,654	--	6,294	--
Net loss .............................................................................	$(1,544,426)	$(554,788)	$(3,057,606)	$(537,313)

Net loss per common and common equivalent share
Basic and diluted......................................................	$(0.19)	$(0.07)	$(0.38)	$(0.07)

Weighted average number of common and common equivalent shares outstanding
Basic and diluted......................................................	8,105,185	8,085,875	8,098,137	8,125,304

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2012	2011
Operating activities:
Net loss....................................................................................................................................	$(3,057,606)	$(537,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation...............................................................................................	323,720	148,192
Depreciation and amortization..........................................................................................	60,536	28,280
Provision for obsolete inventory.....................................................................................	11,520	19,124
Recovery of bad debts.......................................................................................................	--	(4,120)
Loss on disposal of property and equipment................................................................	739	--
Changes in operating assets and liabilities:
Accounts receivable..........................................................................................................	(1,872,084)	384,877
Inventories...........................................................................................................................	(745,644)	(149,804)
Prepaid expenses and other current assets....................................................................	(910,120)	(97,473)
Accounts payable..............................................................................................................	241,785	(612,193)
Accrued expenses and other current liabilities..............................................................	414,028	(284,145)
Net cash used in operating activities	(5,533,126)	(1,104,575)

Investing activities:
Issuance of note receivable..................................................................................................	--	(1,000,000)
Proceeds from note receivable..............................................................................................	400,000	--
Purchases of property and equipment................................................................................	(59,263)	(74,823)
Net cash provided by (used in) investing activities	340,737	(1,074,823)

Net decrease in cash and cash equivalents.......................................................................	(5,192,389)	(2,179,398)
Cash and cash equivalents at beginning of period...........................................................	14,911,844	18,471,520

Cash and cash equivalents at end of period.......................................................................	$9,719,455	$16,292,122

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Income taxes..................................................................................................................	--	$84,757

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer and distributor of specialty and promotional products. The Company designs, markets, and distributes carry and protective solutions, primarily for hand held electronic devices. Its principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package the Company’s products as accessories “in box” together with their product offerings, or sell them through their retail distribution channels, which the Company services in its OEM division. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). The Company’s OEM customers are located in the Americas, EMEA Region, and the APAC Region.

The Company is currently expanding its product range to include cases and accessories for a wide array of consumer electronic devices, including smartphones, tablets, portable computers and other electronic devices; as well as developing its capability to market and distribute such products to customers in the Americas and EMEA Region through the OEM, retail and corporate channels. The Company’s product range destined for retail distribution includes both “Forward”-branded and non-“Forward” branded cases and accessories. During the three and six month periods ended March 31, 2012, net sales of Retail products accounted for approximately 13% and 12% of the Company’s total net sales.

The Company does not manufacture any of the products that it designs, markets, and distributes.  The Company sources substantially all its products from independent suppliers in China and the United States.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts, short-term bonds, and certificates of deposit with original contractual maturities of three months or less, predominately in U.S. dollar denominated instruments. The Company may purchase these short-term bonds with anticipated maturity of 90 days or less at a premium or discount. The Company records these investments as cash and cash equivalents net of amortization of premium or discount. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed FDIC insured limits. At March 31, 2012, this amount was approximately $7.3 million. Historically, the Company has not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived credit worthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net ninety (90) days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. In addition, the Company maintains credit insurance that provides up to 90% coverage on trade accounts with customers in the EMEA region. The Company did not require an allowance for doubtful accounts at March 31, 2012. At September 30, 2011, the allowance for doubtful accounts was approximately $14,000.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold on the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At March 31, 2012, the allowance for obsolete inventory was approximately $12,000. At September 30, 2011, no allowance for obsolete inventory was deemed necessary.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the three-month periods ended March 31, 2012 and 2011, the Company recorded approximately $31,000 and $15,000 of depreciation and amortization expense, respectively. For the six-month periods ended March 31, 2012 and 2011, the Company recorded approximately $61,000 and $28,000 of depreciation and amortization expense, respectively. Depreciation and amortization for production related property and equipment is included as a component of costs of goods sold in the accompanying consolidated statements of operations. Depreciation and amortization for selling and general and administrative related property and equipment is included as a component of operating expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.   See Note 7 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statement of operations and include accrued interest and penalties within “accrued liabilities” on its balance sheets. For the three-month periods ended March 31, 2012 and 2011 presented in the accompanying consolidated statements of operations, no income tax related interest or penalties were assessed or recorded.

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

Shipping and Handling Costs

The Company classifies certain shipping and handling costs (including inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs associated with the Company’s Hong Kong distribution facility and network) as a component of cost of goods sold in the accompanying consolidated statements of operations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Advertising and Promotion Costs

Advertising and promotion costs, consisting primarily of samples and tradeshow costs, are expensed as incurred. Advertising and promotion costs are included in sales and marketing expenses in the accompanying consolidated statements of operations and amounted to approximately $53,000 and $62,000 for the three-month periods ended March 31, 2012 and 2011, respectively; and $104,000 and $83,000 for the six-month periods ended March 31, 2012 and 2011, respectively.

Foreign Currency Transactions

The functional currency of the Company and each of its wholly owned foreign subsidiaries is the U.S. dollar (except for Forward UK, which is the British Pound). Transactions denominated in foreign currencies may generate accounts receivable or payable balances that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations. For the three-month periods ended March 31, 2012 and 2011, the Company recorded approximately $15,000 and $23,000 in foreign currency transaction gains, respectively. For the six-month periods ended March 31, 2012 and 2011, the Company recorded approximately $20,000 in foreign currency transaction losses and $12,000 in foreign currency transaction gains, respectively.  Such foreign currency transaction losses were primarily the result of Euro denominated sales to certain customers.

Comprehensive (Loss) Income

We calculate comprehensive income (loss) as the total of our net income (loss) and all other changes in equity (other than transactions with owners), including foreign currency translation adjustments. Comprehensive loss was $1,549,454 and $554,788 for the three-month periods ended March 31, 2012, and 2011, respectively; and $3,061,718 and $537,313 for the six-month periods ended March 31, 2012 and 2011, respectively.

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, note receivable, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Share-Based Payment Expense

The Company recognizes share-based equity compensation in its consolidated statements of operations at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using a Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 6 Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees (refer to Note 6) based upon the fair value, using the Black-Scholes pricing model, determined at the deemed measurement dates over the related contract service period.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12, defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately within their respective components of net income and other comprehensive income as described by Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (ASU N0. 2011-05).  The Company will continue to report any applicable reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.

NOTE 3     NOTE RECEIVABLE

            On January 5, 2011, the Company entered into a loan agreement with Flash Ventures, Inc. (“Flash”), an unrelated party, to provide a credit facility of up to $1,000,000 that was originally due December 1, 2011.  Pursuant to the agreement Flash executed an unsecured, unsubordinated term note in favor of the Company, bearing interest at 11% per annum on any unpaid principal, payable quarterly commencing March 31, 2011.   On January 6, 2011 and January 19, 2011, Flash drew $600,000 and $400,000, respectively, in funds under the note, leaving no further funding available.  Effective December 1, 2011, the terms of the loan were amended to, among other things, extend the maturity date to April 1, 2012 and provide the Company with a security interest and lien on all of Flash’s assets.  In connection with such amendment Flash made a principal payment of $250,000 on December 1, 2011. Effective March 30, 2012, the terms of the loan were further amended to, among other things, extend the maturity date to June 1, 2012. In connection with such second amendment, Flash made a principal payment of $150,000 on March 30, 2012. The Company recorded approximately $449,000 in sales to Flash under its customary terms of sale during the six-month period ended March 31, 2011.

NOTE 4     PREPAID EXPENSES AND OTHER CURRENT ASSETS

            Prepaid expenses and other current assets consist of the following at:

	March 31, 2012	September 30, 2011
Supplier advances........................................................................................	$ 897,380	$ --
Advanced royalties......................................................................................	550,000	490,000
Other...............................................................................................................	476,856	528,227
Total prepaid expenses and other current assets.............................	$1,924,236	$1,018,227

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

Stock Repurchase

In September 2002 and January 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of March 31, 2012, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three and six-month periods ended March 31, 2012 and 2011.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5     SHAREHOLDERS’ EQUITY (CONTINUED)

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the six-month period ended March 31, 2012 are summarized below:

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
Balance at September 30, 2011............	$87,943	$16,845,673	$3,009,130	$(1,260,057)	$ --
Share based compensation.............	173	323,548	--	--	--
Foreign currency translation...........	--	--	--	--	(4,112)
Net loss......................	--	--	(3,057,606)	--	--
Balance at March 31, 2012..................	$88,116	$17,169,221	$(48,476)	$(1,260,057)	$(4,112)

NOTE 6     SHARE BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011 shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Under the 2011 Plan, as of March 31, 2012, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) has approved awards of stock options to purchase an aggregate of 825,000 shares of common stock to certain of the Company’s executive officers and employees (590,000 shares), a consultant (160,000 shares), non-employee directors (70,000 shares), and to a non-employee executive officer (5,000).  Of these awards, 132,000 shares were forfeited and reverted to, and are eligible for re-grant under, the 2011 Plan.  As of March 31, 2012, the total shares of common stock available for grants of equity awards under the 2011 Plan was 157,000. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Options granted under consulting agreement in November 2011 expire three years after the grant date and vest equally over the term of the Consulting Agreement, which concluded February 29, 2012. Refer to Note 10 – Commitments and Contingencies – Consulting Agreement.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     SHARE BASED COMPENSATION (CONTINUED)

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended, in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors approved awards of restricted common stock and stock options of 836,000, in the aggregate, to certain officers, employees and non-employee directors. Of these awards, 68,366 shares were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan.  As of March 31, 2012, the total shares of common stock available for grants of equity awards under the 2007 Plan was 32,366. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted  prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at March 31, 2012.

Stock Option Awards

Under the 2011 and 2007 Plans, the Compensation Committee has approved awards of stock options to purchase an aggregate of 1,477,500 shares of common stock to the Company’s current and certain former non-employee directors, to certain key employees, to current and certain former Company officers, and to a consultant, of which awards covering 45,000 shares from the 2007 Plan and 132,000 shares from the 2011 Plan of common stock were forfeited, with such shares reverting to the respective plans and eligible for grant. The exercise prices of the awards granted was, in each case equal, to the closing market value of the Company’s common stock on the Nasdaq Stock Market on the various grant dates.

The Company recognized approximately $187,000 and $43,000 of compensation expense for stock option awards in its consolidated statements of operations for the three-month periods ended March 31, 2012 and 2011, respectively; and $320,000 and $135,000 for the six-month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was approximately $1,045,000 of total unrecognized compensation cost related to 874,000 shares of unvested stock option awards granted under the 2007 and 2011 Plans, which is expected to be recognized over the remainder of the weighted average vesting period (extending to February 2017).

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The following table summarizes stock option activity under the 2011 Plan and 2007 Plan from September 30, 2011 through March 31, 2012 (there was no activity during such period in respect of 1996 Plan grants):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	1,007,500	$3.45	9.1
Granted..............................................	280,000	2.77	5.5
Exercised............................................	--	--	--
Forfeited............................................	(42,000)	3.17	--
Expired...............................................	--	--	--
Outstanding at March 31, 2012	1,245,500	$3.31	7.8	$69,000

Options expected to vest at March 31, 2012.................................	739,450	$3.45	8.2	$1

Options vested and exercisable at March 31, 2012.............................	371,500	$3.00	5.2	$68,000

During the six-month periods ended March 31, 2012 and 2011, the Company granted 280,000 and 685,000 stock options at weighted average grant date fair values of $0.91 and $2.09, respectively.

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Six-Month Periods Ended March 31,
	2012	2011
Expected term (in years).......................................	3.0 to 5.0	5.0
Risk-free interest rate............................................	0.04% to 0.83%	0.3% to 2.2%
Expected volatility.................................................	63% to 69%	66% to 69%
Expected dividend yield.......................................	0%	0%
Estimated Annual Forfeiture rate	9.1%	--

The expected term represents the period over which the stock option awards are expected to be outstanding. The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The volatility factor used in the Company’s assumptions is based on the historical price of its stock over the most recent period commensurate with the expected term of the award. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. Accordingly, the Company used a dividend yield of zero in its assumptions. The Company estimates the expected term, volatility and forfeitures of share-based awards based upon historical data. The Company adjusted its estimated forfeiture rate effective October 1, 2011 and recognized a recovery of approximately $46,000 during the three-month period ended December 31, 2011. No such recovery was recognized during the three-month period ended March 31, 2012.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6     SHARE BASED COMPENSATION (CONTINUED)

Restricted Stock Awards

Under the 2007 Plan, the Compensation Committee has approved and granted awards of 183,500 shares of restricted stock, in the aggregate, to certain key employees. Of these awards, 152,634 have vested and 23,366 shares of restricted stock were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. No awards of restricted stock were made during the three and six month periods ended March 31, 2012.  Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates of the grant date, typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the closing market value of the Company’s common stock as quoted on the Nasdaq Stock Market on the grant date. During the three-month periods ended March 31, 2012 and 2011, the Company recognized approximately ($1,000) and $3,000, respectively, of compensation in its consolidated statements of operations related to restricted stock awards; and $3,000 and $13,000 for the six-month periods ended March 31, 2012 and 2011, respectively.

The following table summarizes restricted stock activity under the 2007 Plan from September 30, 2011, through March 31, 2012.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2011...............................	25,799	$2.04
Changes during the period:
Shares granted.......................................................................	--	--
Shares vested........................................................................	17,299	2.05
Shares forfeited.....................................................................	1,000	2.02
Non-vested balance at March 31, 2012.....................................	7,500	$2.02

                As of March 31, 2012, there was approximately $3,000 of total unrecognized compensation cost related to 7,500 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods (approximately 9 months). The total grant date fair value of restricted stock that vested during the six-month period ended March 31, 2012 was approximately $35,000.

Warrants

    As of March 31, 2012, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 issued in fiscal 1999 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of March 31, 2012, no such registration statement has been filed with the Securities and Exchange Commission.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7  INCOME TAXES

The Company’s provision for income taxes consists of the following United States Federal and State, and foreign components:

	For the Three-Month Periods Ended March 31,		For the Six-Month Periods Ended March 31,
	2012	2011	2012	2011
U.S. Federal and State
Current...................................	$--	$--	$--	$--
Deferred.................................	(414,027)	(209,987)	(857,970)	(240,323)

Foreign:
Current...................................	3,339	--	4,979	--
Deferred.................................	(36,390)	9,953	(44,152)	19,971

Change in valuation allowance	451,732	200,034	903,437	220,352
Provision for income taxes	$4,654	$--	$6,294	$--

The provision for income taxes of approximately $5,000 and $6,000 recorded in the three and six-month periods ended March 31, 2012 is primarily attributable to Forward UK. As of March 31, 2012, and September 30, 2011, the Company has no unrecognized income tax benefits.

At March 31, 2012, the Company had available net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $4,837,000 and $5,782,000, respectively, expiring through 2031, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $1,645,000 and $167,000, respectively. In addition, at March 31, 2012, the Company had available net operating loss carryforwards for foreign income tax purposes of approximately $1,663,000 resulting in a deferred tax asset of approximately $146,000, expiring through 2017.  Total net deferred tax assets, before valuation allowances, was $2,284,000 and $1,381,000 at March 31, 2012 and September 30, 2011, respectively. As of March 31, 2012, the undistributed earnings of the Company’s Swiss subsidiary of $317,000 are considered to be permanently invested; therefore, in accordance with generally accepted accounting principles in the U.S., no provision for U.S. Federal and state income taxes on those earnings has been provided.

As of March 31, 2012, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its deferred tax assets; as of March 31, 2012 and September 30, 2011, the valuation allowances were approximately $2,284,000 and $1,381,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Provision for Income Taxes” line item of the Company’s consolidated statements of operations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7  INCOME TAXES (CONTINUED)

As of March 31, 2012 and September 30, 2011, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the statement of operations. For the periods presented in the accompanying statements of operations, no income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2008 are closed to Federal and State examination, except with respect to net operating losses generated in prior fiscal years.

NOTE 8     (LOSS) / INCOME PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Diluted loss per share data for the three-month and six-month periods ended March 31, 2012 and 2011 excludes 1,328,000 and 39,429 of outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

NOTE 9     OPERATING SEGMENT INFORMATION

In the first quarter of its 2012 fiscal year, the Company changed its internal reporting used by its senior management for evaluating segment performance and allocating resources. The new reporting disaggregates the Company’s operations into two divisions; OEM and Retail (including “Forward”-branded products), and represented a change in the Company’s operating segments under ASC 280, “Segment Reporting.” During its 2011 fiscal year, the Company reported and managed its business based on a single operating segment under ASC 280.

The OEM segment consists of the design and distribution of custom carry and protective solutions to OEM’s that either package the Company’s products as accessories “in box” together with their product offerings, or sell them through their retail distribution channels. The Company’s OEM products include soft-sided carrying cases and other accessories for medical monitoring and diagnostic kits, bar code scanners, consumer electronics (including personnel tablets and computers,, smartphones, and GPS devices), firearms, sporting, and other recreational products. The OEM segment operates in geographic regions that include primarily APAC, the Americas, and EMEA. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.

The Retail segment, which commenced during the three-month period ended December 31, 2011, consists of the design, marketing, and distribution of cases and accessories for consumer electronics devices such as smartphones, tablets, portable computers and other consumer electronics products. The Company is currently developing its own line of “Forward”-branded products and its capability to market and distribute such products to retail customers in the Americas an EMEA Region.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     OPERATING SEGMENT INFORMATION (CONTINUED)

The following table presents net sales of each segment by geographical region:

(all amounts in thousands of dollars)			(all amounts in thousands of dollars)
Three Months Ended March 31,			Six Months Ended March 31,
	2012	2011	2012	2011
OEM Segment:
APAC...............................................	$2,773	$2,466	$5,608	$5,200
Americas..........................................	1,848	1,350	3,844	3,286
EMEA..............................................	1,607	1,180	2,933	2,478
Total OEM sales......................	6,228	$4,996	12,385	$10,964
Retail Segment:
EMEA..............................................	825	--	1,477	--
Americas..........................................	112	--	186	--
Total Retail Sales....................	937	--	1,663	--

Total net sales*.....................................	$7,165	$4,996	$14,048	$10,964

Gross Profit:
OEM Segment.................................	$1,155		$2,364
Retail Segment................................	189		377
Unallocable to segments...............	--		--
Total gross profit:...................	$1,344		$2,741

Operating Expenses:
OEM Segment.................................	$438		$864
Retail Segment................................	1,298		2,511
Unallocable to segments...............	1,182		2,458
Total operating expenses:......	$2,917		$5,833

Income (loss) from operations:
OEM Segment.................................	$718		$1,500
Retail Segment................................	(1,108)		(2,133)
Unallocable to segments...............	(1,182)		(2,458)
Total loss from operations:....	$(1,573)		$(3,091)

*Totals may not total due to rounding

Total assets:	As of March 31, 2012
OEM Segment.................................	$5,228
Retail Segment................................	3,217
Unallocable to segments...............	11,733
Total assets:.............................	$20,178

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES

Employment Agreements

On April 2, 2012, the Company appointed Robert Garrett Jr. and Brett Johnson as Co-Chief Executive Officers of the Company.  Mr. Johnson has served as the Company’s President and Chief Executive Officer since August 2010.  Mr. Garrett has served as a consultant to the Company pursuant to a consulting agreement (refer to “Consultancy Agreement” section below) since October 1, 2011. In connection with Mr. Garrett’s appointment as the Company’s Co-Chief Executive Officer, the Consulting Agreement was terminated effective as of February 29, 2012.

Robert Garrett Employment Agreement

Under his employment agreement, Mr. Garrett is employed as the Company’s Co-Chief Executive Officer, effective as of March 1, 2012, at an annual salary of $250,000. In executing his employment agreement, Mr. Garrett received a signing bonus of $9,167. During Mr. Garrett’s first year of employment he shall receive a bonus not less than $50,000.  In addition, during each year of his employment, Mr. Garrett is eligible to receive an annual bonus at the discretion of the Compensation Committee in a combination of cash or equity based compensation. Mr. Garrett’s employment agreement also entitles him to awards of stock options to purchase an aggregate of 200,000 shares of the Company’s common stock pursuant to the 2011 Long Term Incentive Plan.

Mr. Garrett’s employment agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). In the event of the termination of Mr. Garrett’s employment, depending on the circumstances, Mr. Garrett could be entitled to receive a severance payment which could be up to (12) twelve months of his salary, and under certain circumstances, the immediate vesting of any unvested options pursuant to applicable equity compensation plans, as well as any accrued discretionary bonus.

Mr. Garrett’s employment agreement binds him to customary non-competition and non-solicitation covenants of up to one year following the expiration of the employment term.

Brett Johnson Employment Agreement

Under his employment agreement, Mr. Johnson is employed as the Company’s Co-Chief Executive Officer, effective March 1, 2012, at an annual salary of $250,000.  During Mr. Johnson’s first year of employment, he is eligible to earn a bonus of up to $50,000, based on achievement of certain performance goals defined in his employment agreement. In addition, during each year of his employment, Mr. Johnson is eligible to receive an annual bonus at the discretion of the Compensation Committee in a combination of cash or equity based compensation.

Mr. Johnson’s employment agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). In the event of termination of Mr. Johnson’s employment, depending on the circumstances, Mr. Johnson could be entitled to receive a severance payment which could be up to (12) twelve months of his salary, and under certain circumstances the immediate vesting of any unvested options pursuant to applicable equity compensation plans, as well as any accrued discretionary bonus.

Mr. Johnson’s employment agreement binds him to customary non-competition and non-solicitation covenants of up to one year following the expiration of the employment term.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements (Continued)

James McKenna Employment Agreement

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

Consultancy Agreement

On November 1, 2011, the Company entered into an agreement with RGJR Capital Partners LLC (“RGJR”) to provide Robert Garrett, Jr. as a consultant for a term of up to six months to assist management in implementation of its growth strategy pursuant to a letter agreement, effective as of October 1, 2011. Under the RGJR agreement, Mr. Garrett received a consulting fee of $30,000 per month and was awarded options to purchase up to 160,000 shares of common stock of the Company pursuant to the 2011 Long Term Incentive Plan. In connection with Mr. Garrett’s appointment as the Company’s Co-Chief Executive Officer (refer to “Employment Agreements” section above), the Consulting Agreement was terminated effective as of February 29, 2012.

Letters of Intent

Waterproof Case License

In September 2011, the Company entered into a Letter of Intent with a Florida corporation (“FloridaCo”) that has invented a patent pending waterproof electronics case. Under the Letter of Intent, the Company will be granted the exclusive worldwide license to manufacture, develop, distribute, and otherwise use the waterproof case, subject to maintaining certain minimum monthly sales levels, in exchange for making certain royalty payments to FloridaCo. In addition, the Company agreed to make four quarterly payments of advance royalties to FloridaCo, in the amount of $25,000 each, commencing December 1, 2011. Such advance royalty payments are non-refundable and interest free.  However, a portion of these payments may be used by the Company to offset its performance-based royalty obligations to FloridaCo until all such advance royalties have been fully recouped by the Company. As of the date of this report, the Company had paid $50,000 of such advance royalties to FloridaCo, which are included in “Prepaid expenses and other current assets” on the Company’s consolidated balance sheet at March 31, 2012.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Letters of Intent (continued)

Folding Keyboard License

In January 2012, the Company entered into a Letter of Intent with a Delaware corporation (“DelawareCo”) that has invented a patent pending, folding, Bluetooth keyboard (the “Folding Keyboard”). Under the Letter of Intent, the Company would have been granted the exclusive worldwide license to manufacture, develop, distribute, and otherwise use the Folding Keyboard in exchange for making certain royalty payments to DelawareCo based on the Company’s sales of the Folding Keyboard over the term of the license agreement. In addition, the Company agreed to pay DelawareCo $100,000 of advance royalties in the event DelawareCo raises $100,000 of capital for the launch of the Folding Keyboard. On March 24, 2012, upon mutual agreement, the Company withdrew its Letter of Intent with DelawareCo., and as of such date, no advance royalties have been paid to DelawareCo.

Guarantee Obligation

In February 2010, Forward Switzerland and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's Fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, which succeeds a substantially similar agreement (except as to the amount and term of the undertaking) between the parties that expired March 31, 2009, the subsidiary agreed to provide an undertaking (in the form of a bank letter of guarantee) to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on the subsidiary's behalf. As of February 1, 2010, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $100,000 as of March 31, 2012) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  The subsidiary would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement the subsidiary agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. The initial term of the bank letter of guarantee expired February 28, 2011, but was renewed for one year and may be renewed automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of the subsidiary and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, the subsidiary has granted the Swiss bank a security interest on all of the subsidiary’s assets on deposit with, held by, or credited to the subsidiary’s accounts with, the Swiss bank (approximately $300,000 at March 31, 2012). As of March 31, 2012, the Company had not incurred a liability in connection with this guarantee.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Buying Agency and Supply Agreement

On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Seaton Global Corporation, a British Virgin Islands corporation (“SGC”), dated as of March 7, 2012.  The Agreement provides that, upon the terms and subject to the conditions set forth therein, SGC shall act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region.  The Company shall purchase products at SGC’s cost, and shall pay a service fee on the net purchase price.  The Agreement shall terminate on March 11, 2014, subject to renewal.  Terence Wise, a director of the Company, is a principal of SGC. During the three and six-month periods ended March 31, 2012, the Company recorded $70,000 of SGC service fees, which are included as a component of costs of goods sold in the accompanying consolidated statements of operations.

NOTE 11   BINDING MEMORANDUM OF UNDERSTANDING

In August 2011, the Company entered into a binding Memorandum of Understanding (“MOU”) with G-Form LLC (“G-Form”), a manufacturer of consumer and athletic products incorporating proprietary extreme protective technology.  Under the MOU, the Company is granted the exclusive right to use G-Form’s protective technology in the Company’s designated territory, subject to meeting certain minimum annual sales levels (or at the Company’s option, the making of royalty payments at corresponding levels) commencing with the twelve-month period after shipment of the first Forward-branded licensed product that uses this technology, with the minimum levels increasing in the subsequent second and third twelve-month periods. After the first twelve-month period, the Company may terminate the MOU by providing six months notice, provided that the Company has paid all royalties and other charges incurred.  The Agreement may be terminated by G-Form if there is an uncorrected, material breach by the Company of the terms of the Agreement.

As of September 30, 2011, the Company had paid G-Form a $490,000 non-refundable advance against the first year’s royalties to be offset by cancellation of the $500,000 of loans made by the Company to G-Form in its capacity as a prospective joint venture partner. This amount increased to $500,000 as of March 31, 2012. The $500,000 of advanced royalties is included in “Prepaid expenses and other current assets” on the Company’s balance sheet at March 31, 2012. As of March 31, 2012, there have been no sales of Forward-branded licensed product. The MOU is a binding agreement but the parties have agreed to use commercially reasonable efforts to replace the MOU with a mutually agreeable long-form license agreement reflecting the terms of the MOU and other customary terms and conditions.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 12 LEGAL PROCEEDINGS

Targus Group International, Inc., et al. v., Forward Industries, Johnson, et al.

On September 19, 2011, the Company, Brett Johnson (our President and Chief Executive Officer), and one of our employees were named in a Complaint filed in Orange County Superior Court by Targus Group International, Inc. and two of its affiliates.  The Complaint alleged a claim for breach of contract against Mr. Johnson.  The Complaint further alleged a "breach of fiduciary duty/duty of loyalty" against the employee, and it asserted claims against Mr. Johnson and the Company for allegedly aiding and abetting that alleged breach.  The Complaint also asserted a cause of action against all Defendants for unfair competition.  An Amended Complaint was filed on October 11, 2011.  In addition to the claims asserted in the original Complaint, the Amended Complaint added an additional Targus affiliate as a plaintiff and named an additional employee of the Company as a defendant.  The Amended Complaint asserted a claim against that employee for breach of contract and for "breach of fiduciary duty/duty of loyalty," and it added new claims against the Company and Mr. Johnson for allegedly interfering with that employee's contract and for allegedly aiding and abetting his breach of duty.  The claim for unfair competition in the Amended Complaint relies on these new allegations as well.  All of the claims asserted in this action arise out of the decisions of former employees of one or more of the plaintiffs to accept offers of employment with the Company.  The amount of damages sought is not specified.  On November 11, 2011, the Company, Brett Johnson, and James Berberian filed a demurrer with respect to certain of the claims asserted in the Amended Complaint.  On January 30, 2012, the district court sustained the demurrer in part and ruled that Plaintiffs had not pled a valid cause of action against Mr. Johnson with respect to its claim against him for breach of contract.  The court permitted Plaintiffs to amend this defective claim and on February 10, 2012, Plaintiffs filed a Second Amended Complaint. On March 12, 2012, Mr. Johnson filed a demurrer to the breach of contract claim that was re-pled against him in the Second Amended Complaint.  A hearing on Mr. Johnson’s demurrer is scheduled for May 22, 2012. The Company believes it has substantial defenses to these claims and intends to vigorously defend the action. The Company has not recorded a loss provision for these complaints as of March 31, 2012.

Other Litigation

            From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of March 31, 2012, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  The following discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2012 (the “2012 Quarter”), with those for the three months ended March 31, 2011 (the “2011 Quarter”) and our consolidated results of operations for the six months ended March 31, 2012 (the “2012 Period”) with the six months ended March 31, 2011 (the “2011 Period”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Forward Industries, Inc.

BUSINESS OVERVIEW

OEM Division

We design, market, and distribute carry and protective solutions, primarily for hand held electronic devices. Our principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their product offerings, or sell them through their retail distribution channels. Our OEM products include carrying cases and accessories for medical monitoring and diagnostic kits, portable electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). Our OEM customers are located in the Americas, EMEA Region, and the APAC Region.  We source substantially all our products from independent suppliers in China. Historically, our suppliers custom manufacture our OEM carry and protective solutions to our order, based on our designs and know-how, and to our OEM customer’s specifications. However, beginning in the first quarter of Fiscal 2012, we also market and distribute standard consumer electronics accessories and peripherals (such as wireless mice) to OEMs.

Retail Division

We continue to expand our product range to include cases and accessories for a wide array of consumer electronic devices, including smartphones, tablets, portable computers and other electronic devices; as well as developing our capability to market and distribute such products to customers in the Americas and EMEA Region through the retail channel. Our Retail products range includes both “Forward”-branded and non-“Forward” branded cases and accessories that, in most cases, are co-developed and designed with our strategic partners.

We do not manufacture any of the products that we design, market, and distribute.  We source substantially all products we market and distribute from independent suppliers in China and the United States.

During the three and six-month periods ended March 31, 2012, Retail sales accounted for approximately, 13% and 12% of the Company’s total net sales, respectively. There were no Retail sales for the three and six-month periods ended March 31, 2011.

TRENDS AND ECONOMIC ENVIRONMENT

In executing the channel-building and product development elements of our Retail division strategy during Fiscal 2012 and 2011 we have incurred significantly higher selling, general, and administrative expenses in the recruitment and employment of experienced sales, design, operations, and administrative professionals. Insofar as most of our new personnel were hired in the second half of Fiscal 2011 and in the beginning of Fiscal 2012, the 2012 Period more fully reflects our investment in personnel; whereas, the anticipated benefits of such hires in the form of increased sales and profit will take significantly longer to be fully realized, if at all.

In addition, we have devoted resources to develop and expand our product portfolio to market and distribute into the retail and corporate markets, particularly in terms of funding product development activities with prospective partners.  We believe that the measure of success of our retail and corporate strategy, as reflected in our results of operations, will be determined by the strength of these new distribution channels, by the speed in which we can bring new products to market, and by the success and acceptance of our new products in the marketplace.

Forward Industries, Inc.

In order to accelerate the Company’s return to profitability, beginning in March 2012, we have taken steps to streamline our operations through implementation of a global restructuring plan that focuses on cost reduction and rationalization, while preserving our ability to execute our Retail division strategy.  This plan includes the restructuring of our Asia-based sourcing and quality assurance operations (refer to “Buying and Sourcing Agreement” under Note 10 – Commitments and Contingencies to our consolidated financial statements), as well as global headcount reductions.  The full effects of this restructuring plan are generally not reflected in the 2012 Quarter, but we anticipate the effects to be more fully reflected in the second half of Fiscal 2012.

With regard to our OEM business, in late Fiscal 2011, we were awarded several large programs by two major diabetic customers. We anticipate that these programs will begin to contribute meaningfully to revenues in the second half of Fiscal 2012. While we expect these new programs to increase our sales volume, we anticipate that gross margins on certain of these new or prospective programs will be lower than the gross margins seen in the first half of Fiscal 2012.   However, our business remains highly concentrated by customer and product type, especially in the diabetic case product line. Moreover, we continue to operate in a very challenging pricing and gross margin environment with our OEM customers.  The global economy continues to face headwinds, and our OEM customers remain very price and delivery sensitive.  As reflected in the “gross profit” discussions below, we are encountering higher costs from our China-based suppliers due to materials and labor price increases, placing continuing pressure on profit margins and anticipate that the impact of such increases will become more evident in this division.  Product mix factors may exacerbate this trend.  In many cases, we are not able to pass higher costs through to customers, particularly when replacement program products resemble their predecessor or historically similar products for which customers have become accustomed to a narrow price range. See “Risk Factors” in Item 1.A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We are actively looking at alternative sources of supply to expand and diversify our manufacturing capabilities in order to mitigate this trend.

Variability of Revenues and Results of Operations

Because a high percentage of our sales revenues is highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time.   We expect that this variability will be mitigated, to some degree, through our execution of our Retail business strategy.

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

RESULTS OF OPERATIONS FOR THE 2012 QUARTER COMPARED TO THE 2011 QUARTER

Net loss

Net loss increased $1.0 million to $1.5 million in the 2012 Quarter from $0.6 million in the 2011 Quarter. The increase resulted primarily from higher sales and marketing expenses, as well as higher general and administrative expenses, which were offset, in small part, by an increase in gross profit on higher net sales, as reflected in the table below:

Forward Industries, Inc.

Main Components of Net Loss
(thousands of dollars)
	2012 Quarter	2011 Quarter	Increase (Decrease)
Net Sales.........................................................................................	$7,165	$4,996	$2,169

Gross Profit....................................................................................	1,344	1,157	187
Sales and Marketing Expenses...................................................	(1,363)	(643)	720
General and Administrative Expenses	(1,554)	(1,121)	433
Other Income (Expense)...............................................................	33	53	(20)
Provision for Income Taxes.........................................................	(5)	--	5
Net loss*........................................................................................	$(1,544)	$(555)	$990

* Table may not total due to rounding.

Basic and diluted per share data was a loss of $(0.19) per share for the 2012 Quarter, compared to a loss of $(0.07) per share for the 2011 Quarter.

Net Sales

Net sales increased $2.2 million, or 43%, to $7.2 million in the 2012 Quarter from $5.0 million in the 2011 Quarter due to higher sales of OEM Products, which increased $1.2 million, and first time sales of Retail Products of $0.9 million, in the 2012 Quarter. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Net Sales for 2012 Quarter 3 Months ended March 31, 2012 (millions of dollars)
	APAC	Americas	Europe	Total*
OEM Products:
Diabetic products.............................	$2.6	$0.8	$1.3	$4.7
Other products.................................	0.2	1.1	0.3	1.5
Total OEM product sales*.........	2.8	1.8	1.6	6.2

Retail Product sales...............................	--	0.1	0.8	0.9
Total net sales*	$2.8	$1.9	$2.4	$7.2

Forward Industries, Inc.

Net Sales for 2011 Quarter 3 Months ended March 31, 2011 (millions of dollars)
	APAC	Americas	Europe	Total*
OEM Products:
Diabetic products.............................	$2.3	$0.6	$1.0	$3.9
Other products.................................	0.2	0.7	0.1	1.1
Total OEM product sales............	2.5	1.3	1.2	5.0

Retail Product sales...............................	--	--	--	--
Total net sales*	$2.5	$1.3	$1.2	$5.0

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

Sales of OEM-Diabetic products increased $0.7 million, or 17%, to $4.7 million in the 2012 Quarter, from $3.9 million in the 2011 Quarter. This increase was due to higher sales to all our major OEM-Diabetic product customers, but in particular, our two largest. The following table sets forth our sales by OEM-Diabetic product customer for the periods indicated.

(millions of dollars)
	2012 Quarter	2011 Quarter	Increase
OEM-Diabetic Customer A...........................................	$2.6	$2.2	$0.4
OEM-Diabetic Customer B............................................	0.9	0.8	0.1
OEM-Diabetic Customer C............................................	0.8	0.7	0.1
All other OEM-Diabetic Product Customers..............	0.4	0.1	0.3
Totals*.....................................................................	$4.7	$3.9	$0.8

* Table may not total due to rounding.

Sales of OEM-Diabetic products represented 66% of our total net sales in the 2012 Quarter compared to 79% of our total net sales in the 2011 Quarter. This decrease is due to the higher contribution of OEM-Other product sales and Retail product sales to our total net sales in the 2012 Quarter.

OEM - Other Product Sales

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as smartphones, GPS devices, and bar code scanners), as well as a variety of other products (such as firearms, sporting, and other recreational products) on a made-to-order basis that are customized to fit the products sold by our OEM customers. In addition, beginning in the first quarter of Fiscal 2012, we market and distribute standard consumer electronics accessories and peripherals (such as wireless mice) to OEMs.

Forward Industries, Inc.

Sales of OEM-Other products increased $0.5 million, or 43%, to $1.5 million in the 2012 Quarter from $1.0 million in the 2011 Quarter. This increase was primarily due to $0.3 million in sales of Consumer Electronic products to one OEM customer in the 2012 Quarter.  In addition, higher sales to several major OEM-Other customers, the largest of which was to a long-standing cellular customer, to which our sales increased $0.2 million in the 2012 Quarter, also contributed to the increase. In the 2011 Quarter, we sold $0.4 million of products to Flash Ventures, Inc. (refer to Note 3 – Note Receivable in the Notes to Financial Statements), under their brand, which we considered as non-recurring business.  Smaller changes in a number of OEM-Other customers largely offset each other, none of which changes individually was material.

Sales of OEM-Other products (inclusive of OEM-Consumer Electronic products) represented 21% of our net sales in the 2012 and 2011 Quarters.

Retail Product Sales

We are currently expanding our product range to include cases and accessories for a wide array of consumer electronic devices, including smartphones, tablets, portable computers and other electronic devices; as well as developing our capability to market and distribute such products to customers in the Americas and EMEA Region through the retail channel. Our Retail products range includes both “Forward”-branded and non-“Forward” branded cases and accessories that, in most cases, are co-developed and designed with our strategic partners

Net sales of Retail Products were $.9 million, or 13% of total net sales, in the 2012 Quarter due to several new customers in the Americas and EMEA regions, of which none were individually material.

Gross Profit

Gross profit increased $0.2 million, or 16%, to $1.3 million in the 2012 Quarter from $1.2 million in the 2011 Quarter. The increase was primarily driven by the $2.2 million increase in net sales (refer to “Net Sales” section above), which included $0.9 million of first time Retail product sales with gross profit margins that generally higher than those produced by our OEM product sales. As a percentage of sales, our gross profit declined to 19% in the 2012 Quarter, compared to 23% in the 2011 Quarter.

OEM – Gross Profit

In the 2012 Quarter, our materials costs, as a percentage of net sales, was 4% higher than the 2011 Quarter. This increase was primarily driven by our OEM-Diabetic products business, where we are experiencing higher average material costs in respect of product sales to our three major OEM-Diabetic products customers in the 2012 Quarter. In general, we are experiencing increased materials, labor, and other production costs from our APAC-based suppliers in respect of new and replacement Diabetic product programs, which we have been unable to fully pass on to our OEM-Diabetic products customers. In some cases, we are also experiencing lower average sales prices to our OEM-Diabetic customers either through price concessions granted on longer-lived programs or through lower quoted prices on new and replacement programs, which further lowered our gross profit as a percentage of sales in the 2012 Quarter.

To a lesser extent, lower gross profit as a percentage of sales with respect to our OEM-Other products business, also contributed to our overall decline in gross profit margin in the 2012 Quarter. This decline in OEM-Other gross margin was primarily driven by lower-margin sales of one carry solution product to a long-standing cellular customer, which represented 20% of our total OEM–Other products sales in the 2012 Quarter. In addition, gross profit margin on first time sales of OEM consumer electronic products in the 2012 Quarter was lower than that produced by our legacy OEM-Other products. Net sales of consumer electronics products represented 17% of our total OEM-Other products business.

Beyond product mix factors specific to certain of our OEM – Other Product customers, we are, in general, experiencing increased materials, labor, and other production costs from our suppliers on new and replacement programs of these products. In addition, during the 2012 Quarter, we began implementation of a restructuring plan with respect to our Asia-based sourcing and quality assurance operations (refer to “Buying and Sourcing Agreement” under Note 10 – Commitments and Contingencies to our consolidated financial statements). As a result of such implementation, during the 2012 Quarter, we incurred severance costs, as well as service fees to our agent, which raised our costs of such operations above levels incurred in recent reporting periods. As such, our gross profit margin negatively was impacted by 2% in the 2012 Quarter.

Forward Industries, Inc.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.7 million to $1.4 million in the 2012 Quarter compared to $0.6 million in the 2011 Quarter.  The significantly higher level of expense reflects our focus on growing sales generally, developing our capability to sell into the retail and corporate channels, expanding our product range, and the ramp-up of necessary resources applied to achieve these goals, and is primarily due to the following:

  $0.5 million increase in personnel expense due to the restructuring and growth of our sales, design, and product development teams; and

  $0.1 million increase in travel and entertainment expenses incurred by new sales and sales support personnel added globally during Fiscal 2011 and in the first quarter of Fiscal 2012, primarily in connection with the development of our Retail business.

Lesser fluctuations in other components of sales and marketing expenses were immaterial.

General and Administrative Expenses

General and administrative expenses increased $0.4 million to $1.6 million in the 2012 Quarter from $1.1 million in the 2011 Quarter due primarily to the following:

  $0.2 million increase in personnel costs due to the restructuring and expansion of our information technology and accounting departments, as well as the addition of operations personnel during Fiscal 2011 and the first quarter of Fiscal 2012;

  $0.1 million increase in professional fees including: i) $130 thousand of fees, share-based compensation and expense reimbursements to an executive consultant (refer to “Consultancy Agreement” under Note 10 – Commitments and Contingencies in Notes to Financial Statements; ii) $65 thousand in higher legal fees, board of directors matters, and preparation of filings with the Commission; and iii) a $90 thousand reduction in accounting fees and investment banking fees;

  $70 thousand increase in occupancy costs resulting from: i) higher rent and related expense in respect of the Company’s new executive offices in Santa Monica, California; ii) rent and related expense in respect of Forward UK’s new EMEA headquarters in London, UK;  iii) rent and related expense in respect of Forward JAFZA’s new sales support office in Dubai, UAE; and iv) rent and related expense in respect of Forward Switzerland’s new sales branch office in Saarbrucken, Germany; and

  $51 thousand increase in telecommunication costs resulting from the Company’s expansion of its global IT infrastructure and cellular service plans.

Lesser fluctuations in other components of general and administrative expenses were immaterial.

Other Income (Expense)

Other income (expense), consisting of interest income on cash and cash equivalent balances and on short term notes receivable (refer to Note 3 – Note Receivable in Notes to Financial Statements), as well as foreign currency transaction gains and losses, declined $20 thousand, to $33 thousand of income in the 2012 Quarter from $53 thousand of income in the 2011. This decline resulted from a $23 thousand decrease in interest income due to lower cash equivalents on hand during the 2012 Quarter, and a $7 thousand net decrease in income provided by foreign currency transaction gains in the 2012 Quarter compared to the 2011 Quarter. These decreases were offset, in part, by $13 thousand of other income recovered on an insurance claim.

Results of Operations for the 2012 PERIOD compared to the 2011 PERIOD

Net loss

Net loss increased $2.5 million to $3.1 million in the 2012 Period from $0.5 million in the 2011 Period. The increase resulted primarily from higher sales and marketing expenses, as well as higher general and administrative expenses, which were offset, in small part, by an increase in gross profit on higher net sales, as reflected in the table below:

Forward Industries, Inc.

Main Components of Net Loss
(thousands of dollars)
	2012 Period	2011 Period	Increase (Decrease)
Net Sales...............................................................................................	$14,048	$10,964	$3,084

Gross Profit..........................................................................................	2,742	2,538	204
Sales and Marketing Expenses.........................................................	(2,635)	(1,071)	1,565
General and Administrative Expenses	(3,197)	(2,052)	1,145
Other Income (Expense)....................................................................	39	47	(7)
Provision for Income Taxes..............................................................	(6)	--	6
Net loss income*...............................................................................	$(3,058)	$(537)	$2,520

* Table may not total due to rounding.

Basic and diluted per share data was a loss of $(0.38) per share for the 2012 Period, compared to a loss of $(0.07) per share for the 2011 Period.

Net Sales

Net sales increased $3.1 million, or 28%, to $14.0 million in the 2012 Period from $11.0 million in the 2011 Period due to higher sales of OEM Products, which increased $1.4 million, and first time sales of Retail Products of $1.7 million, in the 2012 Period. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Net Sales for 2012 Period 6 Months ended March 31, 2012 (millions of dollars)
	APAC	Americas	Europe	Total*
OEM Products:
Diabetic products.............................	$5.2	$1.3	$2.2	$8.7
Other products.................................	0.4	2.5	0.7	3.6
Total OEM product sales*.........	5.6	3.8	2.9	12.4

Retail Product sales...............................	--	0.2	1.5	1.7
Total net sales*	$5.6	$4.0	$4.5	$14.0

Forward Industries, Inc.

Net Sales for 2011 Period 6 Months ended March 31, 2011 (millions of dollars)
	APAC	Americas	Europe	Total*
OEM Products:
Diabetic products.............................	$4.8	$1.3	$2.0	$8.2
Other products.................................	0.4	1.9	0.5	2.7
Total OEM product sales............	5.2	3.3	2.5	11.0

Retail Product sales...............................	--	--	--	--
Total net sales*	$5.2	$3.3	$2.5	$11.0

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

Sales of OEM-Diabetic products increased $0.5 million, or 6%, to $8.7 million in the 2012 Period, from $8.2 million in the 2011 Period. This increase was primarily due to higher sales to two of our major OEM-Diabetic product customers, as well as small increases to a number of other OEM-Diabetic product customers, none of which increases were individually material. These increases were offset, in part, by lower sales to a third major OEM-Diabetic product customer. The following table sets forth our sales by OEM-Diabetic product customer for the periods indicated.

(millions of dollars)
	2012 Period	2011 Period	Increase (Decrease)
OEM-Diabetic Customer A...........................................	$5.0	$4.7	$0.3
OEM-Diabetic Customer B............................................	1.4	1.8	(0.4)
OEM-Diabetic Customer C............................................	1.6	1.5	0.1
All other OEM-Diabetic Product Customers..............	0.7	0.2	0.5
Totals*.....................................................................	$8.7	$8.2	$0.5

* Table may not total due to rounding.

Sales of OEM-Diabetic products represented 62% of our total net sales in the 2012 Period compared to 75% of our total net sales in the 2011 Period. This decrease is due to the higher contribution of OEM-Other product sales and Retail product sales to our total net sales in the 2012 Period.

OEM - Other Product Sales

Sales of OEM-Other products increased $0.8 million, or 30%, to $3.6 million in the 2012 Period from $2.8 million in the 2011 Period. This increase was primarily due to higher sales to several major OEM-Other customers, the largest of which was to a long-standing cellular customer, to which our sales increased $0.8 million to $1.0 million in the 2012 Period. In addition, $0.5 million in first time sales of Consumer Electronic products to one OEM customer in the 2012 Period also contributed to the increase. In the 2011 Period, we sold $0.4 million of products to Flash Ventures, Inc. (refer to Note 3 – Note Receivable in the Notes to Financial Statements), under their brand, which we considered as non-recurring business.  Smaller changes in a number of OEM-Other customers largely offset each other, none of which changes individually was material.

Forward Industries, Inc.

Sales of OEM-Other products (inclusive of OEM-Consumer Electronic products) represented 26% and 25% of our net sales in the 2012 and 2011 Periods, respectively.

Retail Product Sales

Net sales of Retail Products were $1.7 million, or 12% of total net sales, in the 2012 Period due to several new customers in the Americas and EMEA regions, of which none were individually material.

Gross Profit

Gross profit increased $0.2 million, or 8%, to $2.7 million in the 2012 Period from $2.5 million in the 2011 Period. The increase was primarily driven by the $3.1 million increase in net sales (refer to “Net Sales” section above), which included $1.7 million of first time Retail product sales with gross profit margins that generally higher than those produced by our OEM product sales. As a percentage of sales, our gross profit declined to 20% in the 2012 Period, compared to 23% in the 2011 Period.

OEM – Gross Profit

In the 2012 Period, our materials costs, as a percentage of net sales, was nearly 4% higher than the 2011 Period. This increase was primarily driven by our OEM-Diabetic products business, where we are experiencing higher average material costs in respect of product sales to our three major OEM-Diabetic products customers in the 2012 Period. In general, we are experiencing increased materials, labor, and other production costs from our APAC-based suppliers in respect of new and replacement Diabetic product programs, which we have been unable to fully pass on to our OEM-Diabetic products customers. In some cases, we are also experiencing lower average sales prices to our OEM-Diabetic customers either through price concessions granted on longer-lived programs or through lower quoted prices on new and replacement programs, which further lowered our gross profit as a percentage of sales in the 2012 Period.

To a lesser extent, lower gross profit as a percentage of sales with respect to our OEM-Other products business, also contributed to our overall decline in gross profit margin in the 2012 Period. This decline in OEM-Other gross margin was primarily driven by lower-margin sales of one carry solution product to a long-standing cellular customer, which represented 27% of our total OEM–Other products sales in the 2012 Period. In addition, gross profit margin on first time sales of OEM consumer electronic products in the 2012 Period was lower than that produced by our legacy OEM-Other products. Net sales of consumer electronics products represented 13% of our total OEM-Other products business.

Beyond product mix factors specific to certain of our OEM – Other Product customers, we are, in general, experiencing increased materials, labor, and other production costs from our suppliers on new and replacement programs of these products. In addition, during the 2012 Quarter, we began implementation of a restructuring plan with respect to our Asia-based sourcing and quality assurance operations (refer to “Buying and Sourcing Agreement” under Note 10 – Commitments and Contingencies to our consolidated financial statements). As a result of such implementation, during the 2012 Quarter, we incurred severance costs, as well as service fees to our agent, which raised our costs of such operations above levels incurred in recent reporting periods. As such, our gross profit margin was negatively impacted by 1% in the 2012 Period.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.6 million to $2.6 million in the 2012 Period compared to $1.1 million in the 2011 Period.  The significantly higher level of expense reflects our focus on growing sales generally, developing our capability to sell into the retail and corporate channels, expanding our product range, and the ramp-up of necessary resources applied to achieve these goals, and is primarily due to the following:

  $1.0 million increase in personnel expense due to the restructuring and growth of our sales, design, and product development teams;

Forward Industries, Inc.

  $0.2 million increase in travel and entertainment expenses incurred by new sales and sales support personnel added globally during Fiscal 2011 and in the first quarter of Fiscal 2012, primarily in connection with the development of our Retail business; and

  $0.2 million increase in product development and design costs due to the expansion of our Retail business.

Lesser fluctuations in other components of sales and marketing expenses were immaterial.

General and Administrative Expenses

General and administrative expenses increased $1.1 million to $3.2 million in the 2012 Period from $2.1 million in the 2011 Period due primarily to the following:

  $0.5 million increase in personnel costs due to the restructuring and expansion of our information technology and accounting departments, as well as the addition of operations personnel during Fiscal 2011 and the first quarter of Fiscal 2012;

  $0.4 million increase in professional fees including: i) $0.3 million in fees, share-based compensation and expense reimbursements to an executive consultant (refer to “Consultancy Agreement” under Note 10 – Commitments and Contingencies in Notes to Financial Statements; ii) 0.2 million in higher legal fees, board of directors matters, and preparation of filings with the Commission; and iii) a $90 thousand reduction in accounting fees and investment banking fees;

  $154 thousand increase in occupancy costs resulting from: i) higher rent and related expense in respect of the Company’s new executive offices in Santa Monica, California; ii) rent and related expense in respect of Forward UK’s new EMEA headquarters in London, UK;  iii) rent and related expense in respect of Forward JAFZA’s new sales support office in Dubai, UAE; and iv) rent and related expense in respect of Forward Switzerland’s new sales branch office in Saarbrucken, Germany; and

  $98 thousand increase in telecommunication costs resulting from the Company’s expansion of its global IT infrastructure and cellular service plans.

Lesser fluctuations in other components of general and administrative expenses were immaterial.

Other Income (Expense)

Other income (expense), consisting of interest income on cash and cash equivalent balances and on short term notes receivable (refer to Note 3 – Note Receivable in Notes to Financial Statements), as well as foreign currency transaction gains and losses, declined $7 thousand, to $40 thousand of income in the 2012 Period from $47 thousand of income in the 2011. This decline resulted from a $31 thousand swing in foreign currency gains to losses in the 2012 Period compared to the 2011 Period. The impact of these foreign currency transaction losses in the 2012 Period was partially offset by a $14 thousand increase in interest income and $13 thousand of other income recovered from an insurance claim.

LIQUIDITY AND CAPITAL RESOURCES

During the 2012 Period, we used $5.5 million of cash in operations, which consisted of a net loss of $3.1 million, adjusted by $0.4 million for non-cash items (primarily share based compensation), and a net use in working capital items of $2.9 million. As to working capital items, cash used in operating activities consisted of increases in accounts receivable, inventory, and prepaid and other current assets of $1.9 million, $0.7 million, and $0.9 million, respectively. These changes were offset, in part, by increases in accounts payable and accrued expenses and other current liabilities of $0.2 million and $0.4 million, respectively, which had the effect of generating cash from operating activities. The increase in accounts receivable is primarily due to the timing and higher volume of sales recorded in the 2012 Quarter compared to the three months ended September 30, 2011. The increases in inventories and accounts payable are due to higher materials purchases made in the 2012 Quarter in support of our Retail division, compared to the three months ended September 30, 2011. The increase in prepaid and other current assets is due primarily to advances made to suppliers of our Retail products for inventory purchases, as well as, tooling and molding costs in support of firm purchase orders. The increase in accrued expenses and other current liabilities is primarily due to receipts of inventory for which we had not yet received an invoice from our suppliers as of March 31, 2012.

Forward Industries, Inc.

In the 2011 Period operating activities used $1.1 million of cash consisting of net loss of $0.5 million (adjusted by $0.2 million for non-cash items) and reduced by changes in working capital items of $0.8 million.  As to working capital items, uses of cash in operating activities in respect of decreases in accounts payable, and accrued expenses and other current liabilities were $0.6 million and $0.3 million, respectively. Increases in inventories and prepaid and other assets (current and long-term) of $0.2 million and $0.1 million, respectively, also contributed to uses of cash. These changes were offset, in part, by a decrease in accounts receivable of $0.4 million, which generated cash in operating activities.

In the 2012 Period, net investing activities generated $0.3 million of cash, which consisted of $0.4 million in payments received on a loan made to Flash Ventures, Inc. (refer to Note 3 – Note Receivable – in Notes to Financial Statements), and $59 thousand used for purchases of property and equipment, primarily computer and telecommunications hardware and software. In the 2011 Period, net investing activities used $1.1 million, consisting of $1.0 million loaned to Flash Ventures, Inc. evidenced by a note receivable (refer to Note 3 — Note Receivable) and $75 thousand in purchases of property and equipment, primarily computer and telecommunications hardware and software.

There were no financing activities in the 2012 or 2011 Period.

At March 31, 2012, our current ratio (current assets divided by current liabilities) was 4.7; our quick ratio (current assets less inventories divided by current liabilities) was 4.3; and our working capital (current assets less current liabilities) was $15.6 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash and cash equivalents on hand. The primary demands on our working capital currently are: i) operating losses and ii) accounts payable arising in the ordinary course of business, the most significant of which arise when we order products from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. Management’s recently announced business strategy includes; (i) growing the Company’s existing OEM business, and (ii) expanding its product offerings and diversifying its distribution by developing its retail and corporate sales channel capabilities. We anticipate that the building out of our product offerings and establishing retail and corporate distribution channels through internal growth and the development of strategic partnerships will be time consuming, and there is no assurance when the net sales revenues expected to be generated by such channels and products will be sufficient to cover the increased costs associated therewith.  Results of operations for the 2012 Period reflect the increase in operating costs brought to bear to achieve these goals.  Accordingly, we anticipate significant uses of cash and capital resources as a result of one or more of the following developments in future periods: (i) continuation of reporting periods in which we incur a level of operating expenses in support of our Retail business strategy that is significantly higher that historically incurred in support of our stand alone OEM (see “Trends and Economic Environment” above), in particular, in personnel expenses; and (ii) use of capital in fundung strategic partnerships.   We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements.

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

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Targus Group International, Inc., et al. v., Forward Industries, Johnson, et al.

On September 19, 2011, the Company, Brett Johnson (our President and Chief Executive Officer), and one of our employees were named in a Complaint filed in Orange County Superior Court by Targus Group International, Inc. and two of its affiliates.  The Complaint alleged a claim for breach of contract against Mr. Johnson.  The Complaint further alleged a "breach of fiduciary duty/duty of loyalty" against the employee, and it asserted claims against Mr. Johnson and the Company for allegedly aiding and abetting that alleged breach.  The Complaint also asserted a cause of action against all Defendants for unfair competition.  An Amended Complaint was filed on October 11, 2011.  In addition to the claims asserted in the original Complaint, the Amended Complaint added an additional Targus affiliate as a plaintiff and named an additional employee of the Company as a defendant.  The Amended Complaint asserted a claim against that employee for breach of contract and for "breach of fiduciary duty/duty of loyalty," and it added new claims against the Company and Mr. Johnson for allegedly interfering with that employee's contract and for allegedly aiding and abetting his breach of duty.  The claim for unfair competition in the Amended Complaint relies on these new allegations as well.  All of the claims asserted in this action arise out of the decisions of former employees of one or more of the plaintiffs to accept offers of employment with the Company.  The amount of damages sought is not specified.  On November 11, 2011, the Company, Brett Johnson, and James Berberian filed a demurrer with respect to certain of the claims asserted in the Amended Complaint.  On January 30, 2012, the district court sustained the demurrer in part and ruled that Plaintiffs had not pled a valid cause of action against Mr. Johnson with respect to its claim against him for breach of contract.  The court permitted Plaintiffs to amend this defective claim and on February 10, 2012, Plaintiffs filed a Second Amended Complaint. On March 12, 2012, Mr. Johnson filed a demurrer to the breach of contract claim that was re-pled against him in the Second Amended Complaint.  A hearing on Mr. Johnson’s demurrer is scheduled for May 22, 2012. The Company believes it has substantial defenses to these claims and intends to vigorously defend the action. The Company has not recorded a loss provision for these complaints as of March 31, 2012.

Forward Industries, Inc.

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2012, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

Please review our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, for a complete statement of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 on page 24 of this Quarterly Report on Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of certain of such risk factors. The following paragraphs] set forth a risk factor from our Annual Report on Form 10-K for the year ended September 30, 2011, that is updated for purposes of this Quarterly Report.

Our business is and has been characterized by a high degree of customer concentration.  Our three largest customers accounted for approximately 57% and 70% of net sales in the 2012 Period and Fiscal 2011, respectively; the loss of, or material reduction in orders from, any of these customers would materially and adversely affect our results of operations and financial condition.

At present the predominant percentage of our sales revenues is concentrated in three large OEM-Diabetic customers (including their affiliates and/or their contract manufacturers).  The loss of any of these customers, whether as a result of its purchase of its carry solution requirements from another vendor, its decision to manufacture its own carrying cases, its decision to award its orders to one of our competitors, or otherwise, would have a material adverse effect on our financial condition, liquidity and results of operations. One such customer has recently advised us that it may obtain alternate sourcing for some portion of its product requirements. The high degree of reliance on this customer, a material reduction in its orders to us would have a material adverse effect on our financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Forward Industries, Inc.

ITEM 6. EXHIBITS

10.1	Buying Agency and Supply Agreement, dates as of March 7, 2012, by and between Forward Industries, Inc. and Seaton Global Corporation *

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

                    *  A portion has been omitted pursuant to request for confidential treatment and the omitted portion has been separately filed with the Securities and Exchange Commission. 38

Forward Industries, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: May 10, 2012
FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Robert Garrett Jr.
Robert Garrett Jr.
Co-Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna
James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)