Form 10-Q
period 2012-06-30
FORWARD INDUSTRIES INC
filed 2012-08-20
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2012.

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
incorporation or organization)

477 Rosemary Ave., Suite 217-219, West Palm Beach, FL 33410

(Address of principal executive offices, including zip code)

(310) 526-3005
________________

(Registrant’s telephone number, including area code)

3110 Main Street, Suite 400, Santa Monica, CA 90405 (310) 526-3005 ______________________________________________________________
(Former name, former address, and former fiscal year if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          [   ] Yes   [X] No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date August 8, 2012, was 8,105,185 shares.

Forward Industries, Inc.

INDEX

PART I.		FINANCIAL INFORMATION	Page No.

	Item 1.	Financial Statements
		- Consolidated Balance Sheets as of June 30, 2012 (unaudited)
		and September 30, 2011............................................................................................................	4

		- Consolidated Statements of Operations (unaudited) for the Three and Nine Months
		Ended June 30, 2012 and 2011.................................................................................................	5

		- Consolidated Statements of Cash Flows (unaudited) for the Nine Months
		Ended June 30, 2012 and 2011.................................................................................................	6

		- Notes to Consolidated Financial Statements (unaudited)...............................................	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................................	25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk...........................................	36
	Item 4.	Controls and Procedures............................................................................................................	36

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings.......................................................................................................................	37

	Item 1A.	Risk Factors.................................................................................................................................	38

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds............................................	38

	Item 3	Defaults Upon Senior Securities..............................................................................................	38

	Item 4.	Mine Safety Disclosures............................................................................................................	38

	Item 5.	Other Information........................................................................................................................	38

	Item 6.	Exhibits..........................................................................................................................................	38

		Signatures.....................................................................................................................................	38

		Certifications................................................................................................................................	40

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
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“2012 Quarter” refers to the three months ended June 30, 2012;

“2011 Quarter” refers to the three months ended June 30, 2011;

“2012 Period” refers to the nine months ended June 30, 2012;

“2011 Period” refers to the nine months ended June 30, 2011;

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

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2012	2011
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents...........................................................................................	$7,185,538	$14,911,844
Accounts receivable, net ..............................................................................................	6,149,205	3,894,118
Inventories.......................................................................................................................	2,152,071	1,014,195
Prepaid expenses and other current assets................................................................	395,216	378,008
Current assets of discontinued operations................................................................	2,700,911	1,671,243
Total current assets..........................................................................................	18,582,941	21,869,408

Property and equipment, net.........................................................................................	234,847	302,158
Other assets.....................................................................................................................	27,601	88,716
Total Assets........................................................................................................................	$18,845,389	$22,260,282

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$4,282,528	$2,787,263
Accrued expenses and other current liabilities...........................................................	1,327,439	465,995
Current liabilities of discontinued operations.............................................................	806,079	324,335
Total liabilities...................................................................................................	6,416,046	3,577,593

Commitments and contingencies....................................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued and outstanding.......................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,811,595 and 8,794,296 shares issued; and 8,105,185 and 8,087,886 shares outstanding, respectively................................	88,116	87,943
Capital in excess of par value........................................................................................	16,969,695	16,845,673
Treasury stock, 706,410 shares at cost........................................................................	(1,260,057)	(1,260,057)
Retained earnings (accumulated deficit)......................................................................	(3,356,853)	3,009,130
Accumulated other comprehensive loss – foreign currency translation................	(11,558)	--
Total shareholders’ equity...............................................................................................	12,429,343	18,682,689
Total liabilities and shareholders’ equity......................................................................	$18,845,389	$22,260,282

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales.............................................................................	$7,664,252	$6,156,543	$20,049,363	$17,121,017
Cost of goods sold..............................................................	6,906,769	4,713,959	16,989,281	13,140,385
Gross profit........................................................................	757,483	1,442,584	3,060,082	3,980,632

Operating expenses:
Selling...........................................................................	282,020	674,375	925,245	1,630,050
General and administrative........................................	1,088,552	1,262,792	3,821,512	3,314,802
Total operating expenses..................................	1,370,572	1,937,167	4,746,757	4,944,852

Loss from operations........................................................	(613,089)	(494,583)	(1,686,675)	(964,220)

Other (expense) income:
Interest income...........................................................	21,234	34,304	88,931	69,201
Other income (expense), net.....................................	(38,998)	(3,469)	(46,023)	8,871
Total other (expense) income...........................	(17,764)	30,835	42,908	78,072

Loss from continuing operations...................................	(630,853)	(463,748)	(1,643,767)	(886,148)
Benefit from income taxes.................................................	--	56,050	--	56,050
Loss from continuing operations...................................	(630,853)	(407,698)	(1,643,767)	$(830,098)
Loss from discontinued operations................................	(2,678,075)	(275,026)	(4,722,216)	(389,939)
Net loss ..............................................................................	$(3,308,928)	$(682,724)	$(6,365,983)	$(1,220,037)

Net loss per basic and diluted common share:
Loss from continuing operations............................	$(0.08)	$(0.05)	$(0.20)	$(0.10)
Loss from discontinued operations........................	$(0.33)	$(0.03)	$(0.58)	$(0.05)
Net loss per share.....................................................	$(0.41)	$(0.08)	$(0.78)	$(0.15)

Weighted average number of common and common equivalent shares outstanding:
Basic and diluted.......................................................	8,105,185	8,087,139	8,100,478	8,077,803

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2012	2011
Operating activities:
Net loss....................................................................................................................................	$(6,365,983)	$(1,220,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for obsolete inventory.....................................................................................	964,423	15,692
Share-based compensation...............................................................................................	124,195	270,792
Depreciation and amortization..........................................................................................	82,657	45,415
Loss on disposal of property and equipment................................................................	35,411	15,373
Bad debt expense................................................................................................................	26,311	1,222
Changes in operating assets and liabilities:
Accounts receivable..........................................................................................................	(3,324,422)	(312,834)
Inventories...........................................................................................................................	(3,235,023)	(266,859)
Prepaid expenses and other current assets....................................................................	120,614	(269,103)
Other assets.........................................................................................................................	61,115	(62,569)
Accounts payable..............................................................................................................	1,553,434	411,341
Accrued expenses and other current liabilities..............................................................	1,285,019	(298,304)
Net cash used in operating activities	(8,672,249)	(1,669,871)

Investing activities:
Issuance of note receivable..................................................................................................	--	(1,190,000)
Repayments received from note receivable........................................................................	1,000,000	--
Purchases of property and equipment................................................................................	(54,057)	(152,429)
Net cash provided by (used in) investing activities	945,943	(1,342,429)

Net decrease in cash and cash equivalents.......................................................................	(7,726,306)	(3,012,300)
Cash and cash equivalents at beginning of period...........................................................	14,911,844	18,471,520

Cash and cash equivalents at end of period.......................................................................	$7,185,538	$15,459,220

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Income taxes..................................................................................................................	$--	$77,104

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1     OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer and distributor of specialty and promotional products. The Company designs, markets, and distributes carry and protective solutions, primarily for hand held electronic devices. Its principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package the Company’s products as accessories “in box” together with their product offerings, or sell them through their retail distribution channels, which the Company services in its OEM division. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personal computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). The Company’s OEM customers are located in the Americas, the EMEA Region, and the APAC Region.

On June 21, 2012, the Company determined to exit its global retail business (“discontinued operations”) and focus solely on growing its OEM business.  The decision to eliminate the retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business. As such, the Company has reflected the retail business as discontinued operations in the accompanying consolidated financial statements.

The Company does not manufacture any of the products that it designs, markets, and distributes.  The Company sources substantially all of its products from independent suppliers in China.

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

Reclassifications

Certain prior period amounts have been reclassified, in addition to discontinued operations as disclosed in Note 3, to conform to the current period presentation.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts, short-term bonds, and certificates of deposit with original contractual maturities of three months or less, predominately in U.S. dollar denominated instruments. The Company may purchase these short-term bonds with anticipated maturity of 90 days or less at a premium or discount. The Company records these investments as cash and cash equivalents net of amortization of premium or discount. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed FDIC insured limits. At June 30, 2012, this amount was approximately $4.2 million. Historically, the Company has not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived credit worthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net ninety (90) days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. In addition, the Company maintains credit insurance that provides up to 90% coverage on trade accounts with customers in the EMEA region. At June 30, 2012, no allowance for doubtful accounts relating to the Company’s continuing operations was deemed necessary. At September 30, 2011, the allowance for doubtful accounts was approximately $14,000.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At June 30, 2012, the allowance for obsolete inventory of the Company’s continuing operations was approximately $90,000. At September 30, 2011, no allowance for obsolete inventory was deemed necessary.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the three-month periods ended June 30, 2012 and 2011, the Company recorded approximately $30,000 and $17,000 of depreciation and amortization expense, respectively, in continuing operations. For the nine-month periods ended June 30, 2012 and 2011, the Company recorded approximately $83,000 and $45,000 of depreciation and amortization expense, respectively, in continuing operations. Depreciation and amortization for production related property and equipment is included as a component of costs of goods sold in the accompanying consolidated statements of operations. Depreciation and amortization for selling and general and administrative related property and equipment is included as a component of operating expenses of continuing operations in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.   See Note 7 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statement of operations and include accrued interest and penalties within “accrued liabilities” in its consolidated balance sheets. For the three and nine-month periods ended June 30, 2012 and 2011, no income tax related interest or penalties were assessed or recorded.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2     ACCOUNTING POLICIES (CONTINUED)

Advertising and Promotion Costs

Advertising and promotion costs, consisting primarily of samples and tradeshow costs, are expensed as incurred. Advertising and promotion costs are included in selling expenses in the accompanying consolidated statements of operations and amounted to approximately $14,000 and $42,000 for the three-month periods ended June 30, 2012 and 2011, respectively; and $30,000 and $125,000 for the nine-month periods ended June 30, 2012 and 2011, respectively.

Foreign Currency Transactions

The functional currency of the Company and each of its wholly-owned foreign subsidiaries is the U.S. dollar (except for Forward UK, which is the British Pound). Transactions denominated in foreign currencies may generate accounts receivable or payable balances that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations. For the three-month periods ended June 30, 2012 and 2011, the Company recorded approximately $(26,000) and $11,000 in foreign currency transaction gains (losses), respectively. For the nine-month periods ended June 30, 2012 and 2011, the Company recorded approximately $(46,000) and $21,000 in foreign currency transaction gains (losses), respectively.  Such foreign currency transaction losses were primarily the result of Euro denominated sales to certain customers.

Comprehensive Loss

We calculate comprehensive loss as the total of our net income (loss) and all other changes in equity (other than transactions with owners), including foreign currency translation adjustments. Comprehensive loss was $(3,316,000) and $(6,378,000) for the three and nine-month periods ended June 30, 2012, respectively. The Company did not have any material components of comprehensive loss, other than net loss, for the three and nine-month periods ended June 30, 2011.

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, note receivable, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Share-Based Payment Expense

The Company recognizes share-based equity compensation in its consolidated statements of operations at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 6 Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees (refer to Note 6) based upon the fair value, using the Black-Scholes pricing model, determined at the deemed measurement dates over the related contract service period.

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

NOTE 3     DISCONTINUED OPERATIONS

On June 21, 2012, the Company determined to exit its global retail business and focus solely on growing its OEM business.  The decision to eliminate the retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business.

Accordingly, the results of operations for the retail division have been recorded as discontinued operations in the accompanying consolidated financial statements for all periods presented. During the three and nine-month period ended June 30, 2012, total discontinued operations include charges of $876,000 to write down inventory to net realizable value, $681,000 related to sales returns and price protection, and $150,000 to write-off forfeited advances made to suppliers.

Summarized operating results and assets and liabilities of discontinued operations are presented in the following tables:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales............................................................	$430,540	$ --	$2,093,718	$ --
Gross loss.......................................................	(1,524,337)	--	(1,084,894)	--
Operating expenses......................................	(1,138,487)	(275,026)	(3,594,979)	(389,939)
Other expense...............................................	(15,251)		(42,343)
Net loss from discontinued operations.......	$(2,678,075)	$(275,026)	$(4,722,216)	$(389,939)

	June 30,	September 30,
	2012	2011
Accounts receivable, net...................................	$1,043,023	$ --
Inventory, net......................................................	1,152,190	31,024
Prepaid assets and other current receivables..	502,398	640,219
Note receivable....................................................	--	1,000,000
Property and equipment, net.............................	3,300	--
Total assets of discontinued operations.........	$2,700,911	$1,671,243

Accounts payable..............................................	$218,468	$160,300
Accrued liabilities...............................................	587,611	164,035
Total liabilities of discontinued operations	$806,079	$324,335

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 3     DISCONTINUED OPERATIONS (CONTINUED)

The Company expects to complete its exit of its retail business by September 30, 2012 and does not expect to have any continuing involvement in the retail business after this date. The Company anticipates an additional loss from discontinued operations of approximately $1.3 million, all of which the Company anticipates incurring in the fiscal quarter ending September 30, 2012.

NOTE 4     NOTE RECEIVABLE

            On January 5, 2011, the Company entered into a loan agreement with Flash Ventures, Inc. (“Flash”), an unrelated party, to provide a credit facility of up to $1,000,000 that was originally due December 1, 2011.  Pursuant to the agreement Flash, executed an unsecured, unsubordinated term note in favor of the Company, bearing interest at 11% per annum on any unpaid principal, payable quarterly commencing March 31, 2011.   On January 6, 2011 and January 19, 2011, Flash drew $600,000 and $400,000, respectively, in funds under the note, leaving no further funding available.  Effective December 1, 2011, the terms of the loan were amended to, among other things, extend the maturity date to April 1, 2012 and provide the Company with a security interest and lien on all of Flash’s assets.  In connection with such amendment, Flash made a principal payment of $250,000 on December 1, 2011. Effective March 30, 2012, the terms of the loan were further amended to, among other things, extend the maturity date to June 1, 2012. In connection with such second amendment, Flash made a principal payment of $150,000 on March 30, 2012. On May 14, 2012, Flash paid the remaining principal balance of $600,000 and satisfied the loan in full. The Company recorded approximately $449,000 in sales to Flash under its customary terms of sale during the nine-month period ended June 30, 2011.

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

Stock Repurchase

In September 2002 and January 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of June 30, 2012, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three and nine-month periods ended June 30, 2012 and 2011.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the nine-month period ended June 30, 2012 are summarized below:

	Common Stock	Capital In Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
Balance at October 1, 2011.	$87,943	$16,845,673	$3,009,130	$(1,260,057)	$ --	$18,682,689
Share-based compensation......	173	124,022	--	--	--	124,195
Foreign currency translation..........	--	--	--	--	(11,558)	(11,558)
Net loss	--	--	(6,365,983)	--	--	(6,365,983)
Balance at June 30, 2012.................	$88,116	$16,969,695	$(3,356,853)	$(1,260,057)	$(11,558)	$12,429,343

NOTE 6     SHARE-BASED COMPENSATION

2011 Long-Term Incentive Plan

In March 2011 shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Under the 2011 Plan, as of June 30, 2012, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) has approved awards of stock options to purchase an aggregate of 965,000 shares of common stock to certain of the Company’s executive officers and employees (730,000 shares), a consultant (160,000 shares), non-employee directors (70,000 shares), and to a non-employee executive officer (5,000).  Of these awards, 365,500 shares were forfeited and reverted to, and are eligible for re-grant under, the 2011 Plan.  As of June 30, 2012, the total shares of common stock available for grants of equity awards under the 2011 Plan was 250,500. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Options granted under a consulting agreement in November 2011 expire three years after the grant date and vested equally over the term of the consulting agreement, which concluded February 29, 2012.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended, in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors approved awards of restricted common stock and stock options of 836,000, in the aggregate, to certain officers, employees and non-employee directors. Of these awards, 78,366 shares were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan.  As of June 30, 2012, the total shares of common stock available for grants of equity awards under the 2007 Plan was 42,366. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted  prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at June 30, 2012.

NOTE 6     SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards

Under the 2011 and 2007 Plans, the Compensation Committee has approved awards of stock options to purchase an aggregate of 1,617,500 shares of common stock to the Company’s current and certain former non-employee directors, to certain key employees, to current and certain former Company officers, and to a consultant, of which awards covering 55,000 shares from the 2007 Plan and 365,500 shares from the 2011 Plan of common stock were forfeited, with such shares reverting to the respective plans and eligible for grant. The exercise prices of the awards granted was, in each case equal, to the closing market value of the Company’s common stock on the Nasdaq Stock Market on the various grant dates.

The Company recognized a recovery of approximately $(81,000) and an expense of $116,000 of compensation in continuing operations for stock option awards in its consolidated statements of operations for the three-month periods ended June 30, 2012 and 2011, respectively; and a recovery of approximately $(142,000) and an expense of $16,000 of compensation in discontinued operations for stock option awards in its consolidated statements of operations for the three-month periods ended June 30, 2012 and 2011, respectively.

The Company recognized approximately $170,000 and $251,000 of compensation in continuing operations for stock option awards in its consolidated statements of operations for the nine-month periods ended June 30, 2012 and 2011, respectively; and a recovery of $(48,000) and an expense of $21,000 of compensation in discontinued operations for stock option awards in its consolidated statements of operations for the nine-month periods ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, there was approximately $426,000 of total unrecognized compensation cost related to 740,500 shares of unvested stock option awards granted under the 2007 and 2011 Plans, which is expected to be recognized over the remainder of the weighted average vesting period (extending to February 2017).

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

The following table summarizes stock option activity under the 2011 Plan and 2007 Plan from September 30, 2011 through June 30, 2012 (there was no activity during such period in respect of 1996 Plan grants):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	1,007,500	$3.45	5.9
Granted..............................................	420,000	2.92	6.8
Exercised............................................	--	--	--
Forfeited............................................	(285,500)	3.20	--
Expired...............................................	--	--	--
Outstanding at June 30, 2012	1,142,000	$3.32	7.7	--

Options expected to vest at June 30, 2012...................................	387,450	$2.22	4.9	--

Options vested and exercisable at June 30, 2012..................................	401,500	$3.06	5.2	--

NOTE 6     SHARE-BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

During the nine-month periods ended June 30, 2012 and 2011, the Company granted 420,000 and 685,000 stock options at weighted average grant date fair values of $0.96 and $2.09, respectively.

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Nine-Month Periods Ended June 30,
	2012	2011
Expected term (in years)...................................................	3.0 to 5.0	5.0
Risk-free interest rate.......................................................	0.04% to 0.83%	0.3% to 2.2%
Expected volatility............................................................	63% to 69%	66% to 69%
Expected dividend yield..................................................	0%	0%
Estimated Annual Forfeiture rate................................. .	13%	--

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

The expected term represents the period over which the stock option awards are expected to be outstanding. The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The volatility factor used in the Company’s assumptions is based on the historical price of its stock over the most recent period commensurate with the expected term of the award. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. Accordingly, the Company used a dividend yield of zero in its assumptions. The Company estimates the expected term, volatility and forfeitures of share-based awards based upon historical data. The Company adjusted its estimated forfeiture rate effective October 1, 2011 and recognized a recovery of approximately $46,000 during the three-month period ended December 31, 2011. In addition, the Company recognized a recovery for actual forfeitures in the amount of $305,000 during the three-month period June 30, 2012.

Restricted Stock Awards

Under the 2007 Plan, the Compensation Committee has approved and granted awards of 183,500 shares of restricted stock, in the aggregate, to certain key employees. Of these awards, 152,634 have vested and 23,366 shares of restricted stock were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. No awards of restricted stock were made during the three and nine-month periods ended June 30, 2012.  Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates of the grant date, typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the closing market value of the Company’s common stock as quoted on the Nasdaq Stock Market on the grant date. During the three-month periods ended June 30, 2012 and 2011, the Company recognized approximately $1,000 and $(15,000), respectively, of compensation expense (recovery) in continuing operations in its consolidated statements of operations related to restricted stock awards; and $4,000 and $(1,000) for the nine-month periods ended June 30, 2012 and 2011, respectively.

NOTE 6     SHARE-BASED COMPENSATION (CONTINUED)

Restricted Stock Awards (Continued)

The following table summarizes restricted stock activity under the 2007 Plan from September 30, 2011, through June 30, 2012.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2011..........................................	25,799	$2.04
Changes during the period:
Shares granted.................................................................................	--	--
Shares vested...................................................................................	17,299	2.05
Shares forfeited................................................................................	1,000	2.02
Non-vested balance at June 30, 2012...................................................	7,500	$2.02

                As of June 30, 2012, there was approximately $3,000 of total unrecognized compensation cost related to 7,500 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods (approximately 6 months). The total grant date fair value of restricted stock that vested during the nine-month period ended June 30, 2012 was approximately $35,000.

Warrants

    As of June 30, 2012, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 issued in fiscal 1999 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of June 30, 2012, no such registration statement has been filed with the Securities and Exchange Commission.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7  INCOME TAXES

The Company’s provision (benefit) for income taxes from continuing operations consists of the following United States Federal and State, and foreign components:

	For the Three-Month Periods Ended June 30,		For the Nine-Month Periods Ended June 30,
	2012	2011	2012	2011
U.S. Federal and State
Current...................................	$ --	$56,050	$ --	$56,050
Deferred.................................	388,265	(271,354)	(469,705)	(511,677)

Foreign:
Current...................................	--	--	--	--
Deferred.................................	(144,343)	10,056	(188,495)	30,027

Change in valuation allowance	(243,922)	261,298	658,200	481,650
Benefit from income taxes.......	$ --	$56,050	$ --	$56,050

                             For each period presented, there was no income tax provision related to discontinued operations.

NOTE 7  INCOME TAXES (CONTINUED)

At June 30, 2012, the Company had available net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $6,342,000 and $7,287,000, respectively, expiring through 2031, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $2,156,000 and $196,000, respectively. In addition, at June 30, 2012, the Company had available net operating loss carryforwards for foreign income tax purposes of approximately $3,805,000 resulting in a deferred tax asset of approximately $335,000, expiring through 2017.  Total net deferred tax assets, before valuation allowances, was $2,739,000 and $1,381,000 at June 30, 2012 and September 30, 2011, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested; therefore, in accordance with generally accepted accounting principles in the U.S., no provision for U.S. Federal and state income taxes would result. As of June 30, 2012, there were no accumulated earnings of any of the Company’s foreign subsidiaries.

As of June 30, 2012, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its deferred tax assets. As of June 30, 2012 and September 30, 2011, the valuation allowances were approximately $2,739,000 and $1,381,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Benefit from income taxes” line item of the Company’s consolidated statements of operations.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

As of June 30, 2012 and September 30, 2011, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the statement of operations. For the periods presented in the accompanying statements of operations, no income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2009 are closed to Federal and State examination, except with respect to net operating losses generated in prior fiscal years.

NOTE 8     LOSS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Diluted loss per share data for the three-month and nine-month periods ended June 30, 2012 exclude 1,224,500 of outstanding common equivalent shares as inclusion of such shares would be anti-dilutive. Diluted loss per share data for the three-month and nine-month periods ended June 30, 2011 exclude 539,299 and 108,798, respectively, of outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9     OPERATING SEGMENT INFORMATION

As of June 30, 2012, and during its 2011 fiscal year, the Company reported and managed its continuing operations based on a single operating segment: the design and distribution of carry and protective solutions, primarily for hand held electronic devices. Products designed and distributed by this segment include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). This segment operates in geographic regions that include primarily APAC, the Americas, and Europe. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.  The following table presents net sales related to these geographic segments:

                                                                             (all amounts in thousands of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
APAC.....................................................	$3,262	$2,744	$8,870	$7,944
Americas................................................	3,184	1,768	7,028	5,054
Europe ...................................................	1,218	1,643	4,151	4,122
Total net sales*....................................	$7,664	$6,156	$20,049	$17,121

*Totals may not total due to rounding

On June 21, 2012, the Company determined to wind down its Retail segment, which commenced during the three-month period ended December 31, 2011, and focus solely on growing its OEM business.  The decision to eliminate the retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business. The Company expects to complete its exit of its retail business by September 30, 2012 and does not expect to have any continuing involvement in the retail business after this date.

NOTE 10   COMMITMENTS AND CONTINGENCIES

Employment Agreements

On April 2, 2012, the Company appointed Robert Garrett Jr. and Brett Johnson as Co-Chief Executive Officers of the Company.  Mr. Garrett has served as a consultant to the Company pursuant to a consulting agreement since October 1, 2011. In connection with Mr. Garrett’s appointment as the Company’s Co-Chief Executive Officer, the consulting agreement was terminated effective as of February 29, 2012. As of August 1, 2012, Forward and Co-CEO, Mr. Johnson, have opted not to renew Mr. Johnson’s employment contract, with his employment to end August 31, 2012.

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

Brett Johnson Employment Agreement

Under his employment agreement, Mr. Johnson was employed as the Company’s Co-Chief Executive Officer, effective March 1, 2012, at an annual salary of $250,000.  During Mr. Johnson’s first year of employment, he was eligible to earn a bonus of up to $50,000, based on achievement of certain performance goals defined in his employment agreement. In addition, during each year of his employment, Mr. Johnson was eligible to receive an annual bonus at the discretion of the Compensation Committee in a combination of cash or equity based compensation. Mr. Johnson’s employment agreement provided for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). In the event of termination of Mr. Johnson’s employment, depending on the circumstances, Mr. Johnson could be entitled to receive a severance payment which could be up to (12) twelve months of his salary, and under certain circumstances the immediate vesting of any unvested options pursuant to applicable equity compensation plans, as well as any accrued discretionary bonus. Mr. Johnson’s employment agreement binds him to customary non-competition and non-solicitation covenants of up to one year following the expiration of the employment term. As of August 1, 2012, Forward and Co-CEO, Mr. Johnson, have opted not to renew Mr. Johnson’s employment contract, with his employment to end August 31, 2012.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Letters of Intent

Waterproof Case License

In September 2011, the Company entered into a Letter of Intent with a Florida corporation (“FloridaCo”) that has invented a patent pending waterproof electronics case. Under the Letter of Intent, the Company will be granted the exclusive worldwide license to manufacture, develop, distribute, and otherwise use the waterproof case, subject to maintaining certain minimum monthly sales levels, in exchange for making certain royalty payments to FloridaCo. In addition, the Company agreed to make four quarterly payments of advance royalties to FloridaCo, in the amount of $25,000 each, commencing December 1, 2011.  In July 2012, upon mutual agreement, the Company withdrew its Letter of Intent with FloridaCo. As of the date of such termination, the Company had paid FloridaCo $50,000 of advance royalties, which are non-refundable and interest free. The Company included these royalty payments in its “selling expenses” in the accompanying consolidated statements of operations during the three and nine-month period ended June 30, 2012.

Guarantee Obligation

In February 2010, Forward Switzerland and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement whereby, among other things, the European logistics provider agreed to act as such subsidiary's Fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, which succeeds a substantially similar agreement (except as to the amount and term of the undertaking) between the parties that expired June 30, 2009, the subsidiary agreed to provide an undertaking (in the form of a bank letter of guarantee) to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on the subsidiary's behalf. As of February 1, 2010, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $100,000 as of June 30, 2012) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  The subsidiary would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement the subsidiary agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration. The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of the subsidiary and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, the subsidiary has granted the Swiss bank a security interest on all of the subsidiary’s assets on deposit with, held by, or credited to the subsidiary’s accounts with, the Swiss bank (approximately $300,000 at June 30, 2012). As of June 30, 2012, the Company had not incurred a liability in connection with this guarantee.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Buying Agency and Supply Agreement

On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Seaton Global Corporation, a British Virgin Islands corporation (“SGC”), dated as of March 7, 2012.  The Agreement provides that, upon the terms and subject to the conditions set forth therein, SGC shall act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region.  The Company shall purchase products at SGC’s cost, and shall pay a service fee on the net purchase price.  The Agreement shall terminate on March 11, 2014, subject to renewal.  Terence Wise, a director of the Company, is a principal of SGC. During the three and nine-month periods ended June 30, 2012, the Company recorded $270,000 and $332,000 of SGC service fees, respectively, which are included as a component of costs of goods sold in continuing operations in the accompanying consolidated statements of operations. As a result of this agreement, the Company is engaged in shutting down its legacy Hong Kong sourcing, logistics and quality assurance operations and expects to complete such activities by September 30, 2012.

NOTE 11   BINDING MEMORANDUM OF UNDERSTANDING

In August 2011, the Company entered into a binding Memorandum of Understanding (the “Prior MOU”) with G-Form LLC (“G-Form”), a manufacturer of consumer and athletic products incorporating proprietary extreme protective technology.  Under the Prior MOU, the Company was granted the exclusive right to use G-Form’s protective technology in the Company’s designated territory, subject to meeting certain minimum annual sales levels (or at the Company’s option, the making of royalty payments at corresponding levels) commencing with the twelve-month period after shipment of the first Forward-branded licensed product that used this technology, with the minimum levels increasing in the subsequent second and third twelve-month periods.  As of September 30, 2011, the Company had paid G-Form a $490,000 non-refundable advance against the first year’s royalties to be offset by cancellation of the $500,000 of loans made by the Company to G-Form in its capacity as a prospective joint venture partner. This amount increased to $500,000 as of March 30, 2012.

On June 21, 2012, in connection with the Company’s determination to exit its global retail business, the Company entered into a second Memorandum of Understanding (the “New MOU”) with G-Form.  The New MOU contemplates, among other things, (i) that G-Form will repurchase from the Company certain G-Form inventory held by the Company, (ii) that the Company will assist G-Form on a short-term basis with certain operational and sales functions previously performed by Forward for G-Form products, (iii) that G-Form may offer employment to certain of Forward’s non-US based employees, (iv) that the Company and G-Form have agreed to work together to distribute the Company’s remaining inventory of products and to transition the Company’s distribution channels relating to G-Form products to G-Form, and (v) the Company and G-Form have agreed on the settlement of advanced royalties paid under the Prior MOU.  Pursuant to the New MOU, the Prior MOU was terminated. The remaining balance of the advanced royalties as of June 30, 2012 was approximately $116,000 and included in “Current assets of discontinued operations” in the Company’s consolidated balance sheets.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 12 LEGAL PROCEEDINGS

Targus Group International, Inc., et al. v. Forward Industries, Johnson, et al.

On September 19, 2011, the Company, Brett Johnson (our President and Chief Executive Officer), and one of our employees were named in a Complaint filed in Orange County Superior Court by Targus Group International, Inc. and two of its affiliates.  The Complaint alleged a claim for breach of contract against Mr. Johnson.  The Complaint further alleged a “breach of fiduciary duty/duty of loyalty” against the employee, and it asserted claims against Mr. Johnson and the Company for allegedly aiding and abetting that alleged breach.  The Complaint also asserted a cause of action against all Defendants for unfair competition.  An Amended Complaint was filed on October 11, 2011.  In addition to the claims asserted in the original Complaint, the Amended Complaint added an additional Targus affiliate as a plaintiff and named an additional employee of the Company as a defendant.  The Amended Complaint asserted a claim against that employee for breach of contract and for “breach of fiduciary duty/duty of loyalty, ” and it added new claims against the Company and Mr. Johnson for allegedly interfering with that employee’s contract and for allegedly aiding and abetting his breach of duty.  The claim for unfair competition in the Amended Complaint relies on these new allegations as well.  All of the claims asserted in this action arise out of the decisions of former employees of one or more of the plaintiffs to accept offers of employment with the Company.  The amount of damages sought is not specified.  On November 11, 2011, the Company, Brett Johnson, and James Berberian filed a demurrer with respect to certain of the claims asserted in the Amended Complaint.  On January 30, 2012, the district court sustained the demurrer in part and ruled that Plaintiffs had not pled a valid cause of action against Mr. Johnson with respect to its claim against him for breach of contract.  The court permitted Plaintiffs to amend this defective claim and on February 10, 2012, Plaintiffs filed a Second Amended Complaint. On March 12, 2012, Mr. Johnson filed a demurrer to the breach of contract claim that was re-pled against him in the Second Amended Complaint.  The court overruled Mr. Johnson’s demurrer in an order dated June 11, 2012.  The Company believes it has substantial defenses to these claims and intends to vigorously defend the action. The Company has not recorded a loss provision for these complaints as of June 30, 2012.

Other Litigation

            From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of June 30, 2012, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  The following discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2012 (the “2012 Quarter”), with those for the three months ended June 30, 2011 (the “2011 Quarter”) and our consolidated results of operations for the nine months ended June 30, 2012 (the “2012 Period”) with the nine months ended June 30, 2011 (the “2011 Period”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward-looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report on Form 10-Q.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those we assumed and assessed.  Risks, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, could cause our future operating results to differ materially from those set forth in any forward-looking statement.  There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

BUSINESS OVERVIEW

We design, market, and distribute carry and protective solutions, primarily for hand-held electronic devices. Our primary customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their product offerings, or sell them through their retail distribution channels. Our OEM products include carrying cases and accessories for medical monitoring and diagnostic kits, portable electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). Our OEM customers are located in the Americas, EMEA Region, and the APAC Region.  We source substantially all our products from independent suppliers in China. Historically, our suppliers custom manufacture our OEM carry and protective solutions to our order, based on our designs and know-how, and to our OEM customer’s specifications.

Forward Industries, Inc.

TRENDS AND ECONOMIC ENVIRONMENT

On June 21, 2012, we determined to exit our global retail business and focus solely on growing our OEM business.  Our decision to eliminate our retail division was based primarily on the longer than estimated path to bring it to profitability and the strong top-line growth and cost rationalizations achieved in the OEM business over the past two years.

In connection with the exit of our retail business, we entered into a second Memorandum of Understanding (the “New MOU”) with G-Form.  In accordance with this New MOU we have assisted G-Form on a short term basis with transitioning certain operational and sales functions previously performed by Forward for G-Form products. We continue to work with G-Form to distribute our remaining retail product inventory and are working with them to settle on the amount of funds owed to us as a result of the net effect of certain transactions between G-Form and us, as contemplated under the New MOU.

In restructuring our business, we expect to eliminate a significant level of annualized operating expense by: i) reducing headcount; ii) closing our Santa Monica, London, Dubai, and Saarbrucken offices, and re-establishing our corporate headquarters in Florida, where costs of operations are lower, and iii) rationalizing other overhead cost components.  In addition, we have implemented a contracted, variable, lower cost sourcing and quality assurance solution by partnering with an Asia-based sourcing agent. We believe that this partnership will also yield meaningful longer-term benefits, in terms of negotiating favorable material costs, improving the quality of our products, and diversifying our supplier base.  We have absorbed the majority of the charges associated with our restructuring efforts in the 2012 Quarter. We also expect to implement a rigorous cost rationalization plan that aims to streamline and improve our operations on a go forward basis.

Our OEM business remains highly concentrated by customer and product type, especially with respect to our Diabetic Products line, where we continue to operate in a very challenging price sensitive environment. We continue to experience pricing pressure from our major Diabetic Products customers, but especially with respect to certain of our longer-lived programs for which price concessions are expected to be granted to them over an extended period of time.  Moreover, we are encountering higher costs from our China-based suppliers due to materials and labor price increases that place continuing pressure on our profit margins.  In many cases, we are not able to pass these higher costs through to customers, particularly when replacement program products resemble their predecessors or historically similar products, for which customers have become accustomed to a narrow price range. We are actively looking at alternative sources of supply to expand and diversify our manufacturing capabilities in order to mitigate this trend.

We were recently awarded several large programs by two major Diabetic Products customers that contributing meaningfully to our revenues and overall product mix. As we expected, these new programs increased our sales volume, but depressed our overall gross margin in the 2012 Quarter, as the gross margins on these programs are lower than those seen in Fiscal 2011. We expect that these new programs will continue to represent a significant portion of our overall product mix for the remainder of Fiscal 2012 and anticipate that our overall gross margin for will continue reflect this.

Our gross margin in the 2012 Quarter was further negatively impacted by a significant level of quality remediation charges, as well as transition and termination costs in respect of the restructure of our sourcing and quality operations. We believe these to be non-reoccurring and when stripped out from the 2012 Quarter results, we estimate our gross profit margin would be closer to those seen in the first half of Fiscal 2012.

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

RESULTS OF CONTINUING OPERATIONS FOR THE 2012 QUARTER COMPARED TO THE 2011 QUARTER

Loss from continuing operations

Loss from continuing operations increased $0.2 million, or 55%, to $0.6 million in the 2012 Quarter from $0.4 million in the 2011 Quarter. The increase is primarily due to decreased gross profit on a higher sales base, which was offset, in part, by lower sales and marketing expenses and general and administrative expenses, as reflected in the table below:

Main Components of Net Loss from Continuing Operations
	(thousands of dollars)
	2012 Quarter	2011 Quarter	Increase (Decrease)*
Net Sales	$7,664	$6,157	1,508

Gross Profit	757	1,443	(685)
Sales and Marketing Expenses.............................................................	(282)	(674)	(392)
General and Administrative Expenses	(1,089)	(1,263)	(175)
Other (Expense) Income......................................................................	(18)	31	(49)
Benefit from Income Taxes..................................................................	--	56	(56)
Loss from Continuing Operations*................................................	$(631)	$(408)	(223)

* Table may not total due to rounding.

Loss from continuing operations per basic and diluted share was $(0.08) and $(0.05) for the 2012 Quarter and 2011 Quarter, respectively.

Net Sales

Net sales increased $1.5 million, or 25%, to $7.7 million in the 2012 Quarter from $6.2 million in the 2011 Quarter due to higher sales of Diabetic Products, which increased $1.8 million. The increase in Diabetic Products sales was offset, in part, by a decrease in Other Products sales of $0.3 million. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2012 Quarter 3 Months ended June 30, 2012 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products.............................	$3.1	$2.0	$1.0	$6.1
Other Products.................................	0.2	1.2	0.3	1.6
Total net sales*....................	$3.3	$3.2	$1.2	$7.7

Net Sales for 2011 Quarter 3 Months ended June 30, 2011 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic Products.............................	$2.3	$0.7	$1.3	$4.3
Other Products.................................	0.4	1.1	0.4	1.9
Total net sales*....................	$2.7	$1.8	$1.6	$6.2

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

Sales of Diabetic Products increased $1.8 million, or 41%, to $6.1 million in the 2012 Quarter, from $4.3 million in the 2011 Quarter. This increase was primarily due to the addition of a new major Diabetic Products customer in Fiscal 2012, and to higher sales to our largest Diabetic Products customer. The following table sets forth our sales by Diabetic Products customer for the periods indicated.

(millions of dollars)
	2012 Quarter	2011 Quarter	Increase
Diabetic Customer A...................................................................	$2.6	$2.0	$0.6
Diabetic Customer B....................................................................	1.0	0.9	0.1
Diabetic Customer C....................................................................	0.9	1.1	(0.2)
Diabetic Customer D...................................................................	1.2	--	1.2
All other Diabetic Product Customers.....................................	0.5	0.3	0.2
Totals*..................................................................................	$6.1	$4.3	$1.8

* Table may not total due to rounding.

Sales of Diabetic Products represented 79% of our total net sales in the 2012 Quarter compared to 69% of our total net sales in the 2011 Quarter. This increase is due to the growth of our Diabetic Product sales in the 2012 Quarter, combined with the lower sales contribution of Other products to our total net sales in the 2012 Quarter.

Other Product Sales

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as smartphones, GPS devices, and bar code scanners), as well as a variety of other products (such as firearms, sporting, and other recreational products) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Forward Industries, Inc.

Sales of Other Products decreased $0.3 million, or 17%, to $1.6 million in the 2012 Quarter from $1.9 million in the 2011 Quarter. This decrease was primarily due to the loss of a major Other Products customer in the 2012 Quarter, which had contributed $0.3 million to our net sales in the 2011 Quarter, and to lower sales to our largest Other Products customer in the 2012 and 2011 Quarters, which decreased $0.3 million. We experienced smaller changes in a number of Other Products customers, none of which changes were individually material, but in the aggregate, the net effect increased net sales in the 2012 Quarter by $0.3 million, which offset, in part, the decreases from the two major Other Products customers.

In the 2011 Quarter, we sold $72 thousand of products to Flash Ventures, Inc. (refer to Note 4 – Note Receivable in the Notes to Financial Statements), under their brand, which we considered as non-recurring business.

Sales of Other Products represented 21% of our net sales in the 2012 Quarter compared to 31% of our net sales in the 2011 Quarter.

Gross Profit

Gross profit decreased $0.7 million, or 48%, to $0.8 million in the 2012 Quarter from $1.4 million in the 2011 Quarter. As a percentage of sales, our gross profit declined to 10% in the 2012 Quarter, compared to 23% in the 2011 Quarter.

In the 2012 Quarter, our materials costs, as a percentage of net sales, was approximately 7% higher than the 2011 Quarter. This increase was primarily driven by our Diabetic Products business, and in particular, factors specific to three of our major Diabetic Customers, as discussed more fully below:

  Our total unit sales to Diabetic Customer B increased in the 2012 Quarter; however, we are experiencing lower average sales prices as a result of price concessions granted on two large longer-lived programs. In addition, we are generally experiencing higher average materials, labor, and other production costs from our suppliers, which we have been unable to pass on to Diabetic Customer B for these two large programs.

  Our total unit sales to Diabetic Customer C decreased in the 2012 Quarter; however, our average sales price in respect of several new and replacement programs are significantly higher than the average sales price of their predecessor programs in the 2011 Quarter. In addition, our average cost for such new and replacement programs have also increased, partly as a result of product mix, and partly as a result of the general increase in materials, labor, and other production costs we are experiencing from our APAC suppliers.

  Several large programs that we were recently awarded by Customer D contributed meaningfully to our net sales in the 2012 Quarter. However, as expected, our gross margins on these new programs are lower than average gross margins seen from our other major Diabetic Products customers in the 2011 Quarter.

Throughout the 2012 Quarter, we continued to implement a restructuring plan with respect to our Asia-based sourcing and quality assurance operations (refer to “Buying and Sourcing Agreement” under Note 10 – Commitments and Contingencies to our consolidated financial statements). As a result of such implementation, during the 2012 Quarter, we continued to incur operating costs and severance costs, in addition to service fees to our agent, which raised our costs of such operations above levels incurred in recent reporting periods. As such, our gross profit margin was negatively impacted by nearly 4% in the 2012 Quarter.

During the 2012 Quarter, we experienced several quality issues with two of our major Diabetic Products customers. As a result, we incurred a significantly higher level of inspection, warehousing, handling, and freight costs in connection with our efforts to remediate these quality issues, which negatively impacted our gross profit margin by approximately 4% in the 2012 Quarter.

Forward Industries, Inc.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.4 million, or 58%, to $0.3 million in the 2012 Quarter compared to $0.7 million in the 2011 Quarter due primarily to the following:

  $0.3 million decrease in personnel expense resulting from the restructure of our sales, marketing, and product development team, as well as the recovery of share-based compensation for stock option awards we estimate will be forfeited.

  $29 thousand decrease in travel and entertainment expenses resulting from reduced travel and related costs by our restructured and scaled down sales and design team during the 2012 Quarter and cost control actions, generally.

  $28 thousand decrease in advertising, promotion and samples expenses resulting from narrowing our focus on primarily supporting our major Diabetic Product customers.

  $22 thousand decrease in telecommunication cost resulting from cost reduction measures taken and the reduction in sales, marketing and product development personnel.

Lesser fluctuations in other components of sales and marketing expenses were immaterial.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million, or 14%, to $1.1 million in the 2012 Quarter from $1.3 million in the 2011 Quarter due primarily to the following:

  $73 thousand decrease in telecommunication costs resulting from cost reduction measures taken in conjunction with our restructuring of our global IT infrastructure.

  $57 thousand decrease in office expenses due to lower computer and postage costs, and a result of our cost reduction efforts, generally.

  $54 thousand decrease in public costs resulting from lower meeting fees and share-based compensation to directors, as well as lower filing fees.

  $28 thousand decrease in personnel costs resulting from lower relocation, contract employee, and share based compensation costs.

These decreases in general and administrative expenses were offset, in part, by a $46 thousand increase in professional fees, primarily legal, relating to litigation, Board of Directors matters, and preparation of filings with the Commission. Lesser fluctuations in other components of general and administrative expenses were immaterial.

Other Income (Expense)

Other income (expense), consisting primarily of interest income on cash and cash equivalent balances and on short term notes receivable (refer to Note 4 – Note Receivable in Notes to Financial Statements), as well as foreign currency transaction gains and losses, changed $49 thousand, to $18 thousand of expense in the 2012 Quarter from $31 thousand of income in the 2011. This decline resulted primarily from a $24 thousand decrease in interest income and, to a lesser extent, higher foreign currency transaction in the 2012 Quarter compared to the 2011 Quarter.

Forward Industries, Inc.

RESULTS OF DISCONTINUED OPERATIONS FOR THE 2012 QUARTER COMPARED TO THE 2011 QUARTER

Loss from Discontinued Operations

Loss from discontinued operations increased $2.4 million to $2.7 million in the 2012 Quarter from $0.3 million in the 2011 Quarter. The increase is due to a $1.5 million gross loss and a $0.8 million increase in operating expenses. Loss from discontinued operations per basic and diluted share was $(0.33) and $(0.03) for the 2012 Quarter and 2011 Quarter, respectively.

Net Sales

Net sales from discontinued operations was $0.4 million in the 2012 Quarter as a result of first time sales of Retail Products to several new customers in the Americas and EMEA regions of which none were individually material. There were no sales from discontinued operations in the 2011 Quarter.

Gross Loss

In the 2012 Quarter, we realized a gross loss on sales from discontinued operations of $1.5 million primarily as a result of a provision of $0.9 million taken against Retail Product inventory to mark it down to estimated net realizable value; a provision for sales returns and credits of $0.7 million; and $0.2 million of write-downs against advances made to suppliers for Retail Product inventory that are forfeited. There was no gross profit from discontinued operations in the 2011 Quarter.

Operating Expenses

Operating expenses of discontinued operations were $1.1 million in the 2012 Quarter compared to $0.3 million in the 2011 Quarter. This increase was due primarily to higher personnel expenses, which increased $0.6 million in the 2012 Quarter; and to a lesser extent, higher royalties and commission, which increased $0.1 million in the 2012 Quarter. Lesser fluctuations in other components of operating expenses were immaterial.

Other Income (Expense)

Other income (expense) of discontinued operations was $15 thousand of expense in the 2012 Quarter. There was no operating income (expense) from discontinued operations in the 2011 Quarter.

RESULTS OF OPERATIONS FOR THE 2012 PERIOD COMPARED TO THE 2011 PERIOD

Loss from Continuing Operations

Loss from continuing operations increased $0.8 million to $1.6 million in the 2012 Period from $0.8 million in the 2011 Period. The increase is primarily due to decreased gross profit on a higher sales base, and to a lesser extent, higher general and administrative expenses, which were offset, in part, by lower sales and marketing expenses, as reflected in the table below:

Forward Industries, Inc.

Main Components of Net Loss from Continuing Operations
	(thousands of dollars)
	2012 Period	2011 Period	Increase (Decrease)
Net Sales.................................................................................................	$20,049	$17,121	2,928

Gross Profit.............................................................................................	3,060	3,981	(921)
Sales and Marketing Expenses............................................................	(925)	(1,630)	(705)
General and Administrative Expenses	(3,822)	(3,315)	507
Other Income..........................................................................................	44	78	(34)
Benefit from Income Taxes...................................................................	--	56	(56)
Net Loss from Continuing Operations*...........................................	$(1,644)	($830)	814

* Table may not total due to rounding.

Net loss from continuing operations per basic and diluted share was $(0.20) and $(0.10) for the 2012 Period and 2011 Period, respectively.

Net Sales

Net sales increased $2.9 million, or 17%, to $20.0 million in the 2012 Period from $17.1 million in the 2011 Period due primarily to higher sales of Diabetic Products, which increased $2.4 million, and to a lesser extent, higher sales of Other Products, which increased $0.5 million. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Net Sales for 2012 Period 9 Months ended June 30, 2012 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products.............................	$8.3	$3.4	$3.2	$14.8
Other products.................................	0.6	3.7	0.9	5.2
Total net sales*....................	$8.9	$7.0	$4.1	$20.0

Net Sales for 2011 Period 9 Months ended June 30, 2011 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products.............................	$7.1	$2.0	$3.3	$12.4
Other products.................................	0.8	3.0	0.8	4.7
Total net sales*....................	$7.9	$5.1	$4.1	$17.1

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

Sales of Diabetic products increased $2.4 million, or 19%, to $14.8 million in the 2012 Period, from $12.4 million in the 2011 Period. This increase was primarily due to the addition of a new major Diabetic Products customer in the 2012 Period, and to higher sales to our largest Diabetic Products customer. The following table sets forth our sales by Diabetic Products customer for the periods indicated.

Forward Industries, Inc.

(millions of dollars)
	2012 Period	2011 Period	Increase (Decrease)
Diabetic Customer A.................................................................	$7.6	$6.7	$0.9
Diabetic Customer B.................................................................	2.4	2.7	(0.3)
Diabetic Customer C.................................................................	2.4	2.5	(0.1)
Diabetic Customer D.................................................................	1.3	--	1.3
All other Diabetic Product Customers...................................	1.1	0.5	0.6
Totals*................................................................................	$14.8	$12.4	$2.4

* Table may not total due to rounding.

Sales of Diabetic Products represented 74% of our total net sales in the 2012 Period compared to 73% of our total net sales in the 2011 Period.

Other Product Sales

Sales of Other products increased $0.5 million, or 11%, to $5.2 million in the 2012 Period from $4.7 million in the 2011 Period. This increase was primarily due to higher sales to several major Other Products customers, the largest of which was to a long-standing cellular customer, to which our sales increased $0.7 million to $1.1 million in the 2012 Period. During the 2012 Period, we experienced the loss of a major GPS device customer, which offset, in part, the increase in Other Products sales by $0.5 million. In addition, in the 2011 Period, we sold $0.4 million of products to Flash Ventures, Inc. (refer to Note 4 – Note Receivable in the Notes to Financial Statements), under their brand, which we considered as non-recurring business. Smaller changes in a number of Other Products customers largely offset each other, none of which changes individually was material.

Sales of Other Products represented 26% of our net sales in the 2012 Period compared to 27% of our total net sales in the 2011 Period.

Gross Profit

Gross profit decreased $0.9 million, or 23%, to $3.1 million in the 2012 Period from $4.0 million in the 2011 Period. As a percentage of sales, our gross profit declined to 15% in the 2012 Period, compared to 23% in the 2011 Period.

In the 2012 Period, our materials costs, as a percentage of net sales, was approximately 5% higher than the 2011 Period. This increase was primarily driven by our Diabetic Products business, and in particular, factors specific to three of our major Diabetic Customers, as discussed more fully below:

  Our total unit sales to Diabetic Customer B decreased in the 2012 Period. In addition, we are experiencing lower average sales prices as a result of price concessions granted on two large longer-lived programs. We are, in general, also experiencing higher average materials, labor, and other production costs from our suppliers, which we have been unable to pass on to Diabetic Customer B for these two large programs.

  Our total unit sales to Diabetic Customer C decreased in the 2012 Period; however, our average sales price in respect of several new and replacement programs are significantly higher than the average sales price of their predecessor programs in the 2011 Period. In addition, our average cost for such new and replacement programs have also increased, partly as a result of product mix, and partly as a result of the general increase in materials, labor, and other production costs we are experiencing from our APAC suppliers.

Forward Industries, Inc.

  First time sales under several large programs that we were recently awarded by Customer D contributed meaningfully to our net sales in the 2012 Period. However, as expected, our gross margins on these new programs are lower than average gross margins seen from our other major Diabetic Products customers in the 2011 Period.

Throughout the 2012 Quarter, we continued to implement a restructuring plan with respect to our Asia-based sourcing and quality assurance operations (refer to “Buying Agency and Supply Agreement” under Note 10 – Commitments and Contingencies to our consolidated financial statements). As a result of such implementation, during the 2012 Quarter, we continued to incur operating costs and severance costs, in addition to service fees to our agent, which raised our costs of such operations above levels incurred in recent reporting periods. As such, our gross profit margin was negatively impacted by nearly 2% in the 2012 Period.

During the 2012 Quarter, we experienced several quality issues with two of our major Diabetic Products customers. As a result, we incurred a significantly higher level of inspection, warehousing, handling, and freight costs in connection with our efforts to remediate these quality issues, which negatively impacted our gross profit margin by approximately 2.5% in the 2012 Quarter.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.7 million, or 43%, to $0.9 million in the 2012 Period compared to $1.6 million in the 2011 Period due primarily to the following:

  $0.6 million decrease in personnel expense resulting from the restructure of our sales, marketing, and product development team, as well as the recovery of share-based compensation for stock option awards we estimate will be forfeited.

  $95 thousand decrease in advertising, promotion and samples expenses resulting from narrowing our focus on primarily supporting our major Diabetic Product customers.

Lesser fluctuations in other components of sales and marketing expenses were immaterial.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 15%, to $3.8 million in the 2012 Period from $3.3 million in the 2011 Period due primarily to the following:

  $0.4 million increase in professional fees including $0.3 million in fees, share-based compensation and expense reimbursements to an executive officer that served in a consulting capacity (refer to Note 10 –Employment Agreements in Notes to Financial Statements); and $0.3 million in higher legal fees relating to litigation, board of directors matters, and preparation of filings with the Commission, which were offset, in part, by a $0.2 million reduction in accounting fees and investment banking fees.

  $0.2 million increase in personnel costs due to the restructuring and expansion of our finance and information technology departments, as well as the hire of an executive officer (refer to Note 10 –Employment Agreements in Notes to Financial Statements).

  $73 thousand increase in occupancy costs resulting from: higher rent and related expense in respect of the Company’s relocation of its executive offices from Pompano Beach, Florida to Santa Monica, California.

These increases in general and administrative expenses were offset, in part, by $0.1 million decrease in office expenses due to lower computer and postage costs, and an $88 thousand decrease in public costs resulting from lower meeting fees and share-based compensation to directors, as well as lower filing fees. Lesser fluctuations in other components of general and administrative expenses were immaterial.

Other Income (Expense)

Other income (expense), consisting of interest income on cash and cash equivalent balances and on short term notes receivable (refer to Note 4 – Note Receivable in Notes to Financial Statements), as well as foreign currency transaction gains and losses, declined $35 thousand, to $43 thousand of income in the 2012 Period from $78 thousand of income in the 2011. This decline resulted primarily from a $67 thousand change in foreign currency losses, which was offset, in part by an insurance claim recovery and lower losses on disposal.

Forward Industries, Inc.

RESULTS OF DISCONTINUED OPERATIONS FOR THE 2012 PERIOD COMPARED TO THE 2011 PERIOD

Loss from Discontinued Operations

Loss from discontinued operations increased $4.3 million to $4.7 million in the 2012 Period from $0.4 million in the 2011 Period. The increase is due to a $1.1 million gross loss and a $3.2 million increase in operating expenses. Loss from discontinued operations per basic and diluted share was $(0.58) and $(0.05) for the 2012 Period and 2011 Period, respectively.

Net Sales

Net sales from discontinued operations was $2.1 million in the 2012 Quarter as a result of first time sales of Retail Products to several new customers in the Americas and EMEA regions of which none were individually material. There were no sales from discontinued operations in the 2011 Quarter.

Gross Loss

In the 2012 Quarter, we realized a gross loss on sales from discontinued operations of $1.1 million primarily as a result of a provision of $0.9 million taken against Retail Product inventory to mark it down to estimated net realizable value; a provision for sales returns of $0.5 million; and $0.2 million of write-downs against advances made to suppliers for Retail Product inventory that are forfeit. There was no gross profit from discontinued operations in the 2011 Period.

Operating Expenses

Operating expenses of discontinued operations were $3.6 million in the 2012 Period compared to $0.4 million in the 2011 Period. This increase was due primarily to higher personnel expenses, which increased $2.1 million in the 2012 Period; and to a lesser extent, increases in travel and entertainment expenses, royalties and commissions, and product development and design costs of $0.2 million, $0.2 million, and $0.1 million, respectively. Lesser fluctuations in other components of operating expenses were immaterial.

Other Income (Expense)

Other income (expense) of discontinued operations, consisting primarily of foreign currency losses, was $42 thousand of expense in the 2012 Period. There was no operating income (expense) from discontinued operations in the 2011 Period.

LIQUIDITY AND CAPITAL RESOURCES

During the 2012 Period, we used $8.7 million of cash in operations, which consisted of a net loss of $6.4 million, adjusted by $1.2 million for non-cash items (primarily write-downs of retail inventory), and a net use in working capital items of $3.5 million. As to working capital items, cash used in operating activities consisted of increases in accounts receivable and inventories of $3.3 million and $3.2 million, respectively. These changes were offset, in part, by increases in accounts payable and accrued expenses and other current liabilities of $1.6 million and $1.3 million, respectively, and a decrease in prepaid and other current assets of $0.2 million, which had the effect of generating cash from operating activities. The increase in accounts receivable is primarily due to the timing and higher volume of sales recorded in the 2012 Quarter compared to the three months ended September 30, 2011. The increases in inventories and accounts payable are due to higher materials purchases made in the 2012 Quarter in support of sales orders received from our customers, compared to the three months ended September 30, 2011. The decrease in prepaid and other current assets is due primarily to utilization of advances made to a prospective joint venture partner (refer to “Binding Memorandum of Understanding” in Note 11 – in our Notes to Consolidated Financial Statements) and amortization of annual general casualty insurance premiums. The increase in accrued expenses and other current liabilities is primarily due to receipts of inventory from our APAC based suppliers; incurrence of third party inspection services; and incurrence of professional fees, which we had not yet received an invoice as of June 30, 2012.

Forward Industries, Inc.

In the 2011 Period, we used $1.7 million of cash in operations. Net cash used in operating activities in the 2011 Period consisted of net loss of $1.2 million, adjusted by $0.3 million for non-cash items (primarily share-based compensation), and a net use in working capital items of $0.8 million. As to working capital items, cash used in operating activities consisted of increases in accounts receivable, inventories and prepaid and other assets (current and long-term) of $0.3 million, $0.3 million, and $0.3 million, respectively. A decrease in accrued expenses and other current liabilities of $0.3 million also contributed to uses of cash. These changes were offset, in part, by an increase in accounts payable of $0.4 million, which had the effect of generating cash from operating activities.

In the 2012 Period, net investing activities generated $0.9 million of cash, which consisted of $1.0 million in payments received on a loan made to Flash Ventures, Inc. (refer to Note 4 – Note Receivable – in Notes to Financial Statements), and $54 thousand used for purchases of property and equipment, primarily computer and telecommunications hardware and software. In the 2011 Period, net investing activities used $1.3 million of cash, primarily in short-term loans of $1.2 million made to prospective strategic or joint venture entities (refer to Note 4 – Notes Receivable – in Notes to Financial Statements), and to a lesser extent, in purchases of $0.2 million of property and equipment, primarily computer and telecommunications hardware and software.

There were no financing activities in the 2012 or 2011 Period.

At June 30, 2012, our current ratio (current assets divided by current liabilities) was 2.9; our quick ratio (current assets less inventories divided by current liabilities) was 2.6; and our working capital (current assets less current liabilities) was $12.2 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash and cash equivalents on hand. The primary demands on our working capital currently are: i) operating losses and ii) accounts payable arising in the ordinary course of business, the most significant of which arise when we order products from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.  We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements, including an additional loss from discontinued operations of approximately $1.3 million thru the expected exit date of September 30, 2012. We do not expect there to be any further changes to the wind down of our retail segment that would have a material impact on our operations or liquidity.

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

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Targus Group International, Inc., et al. v. Forward Industries, Johnson, et al.

On September 19, 2011, the Company, Brett Johnson (our President and Chief Executive Officer), and one of our employees were named in a Complaint filed in Orange County Superior Court by Targus Group International, Inc. and two of its affiliates.  The Complaint alleged a claim for breach of contract against Mr. Johnson.  The Complaint further alleged a “breach of fiduciary duty/duty of loyalty” against the employee, and it asserted claims against Mr. Johnson and the Company for allegedly aiding and abetting that alleged breach.  The Complaint also asserted a cause of action against all Defendants for unfair competition.  An Amended Complaint was filed on October 11, 2011.  In addition to the claims asserted in the original Complaint, the Amended Complaint added an additional Targus affiliate as a plaintiff and named an additional employee of the Company as a defendant.  The Amended Complaint asserted a claim against that employee for breach of contract and for “breach of fiduciary duty/duty of loyalty, ” and it added new claims against the Company and Mr. Johnson for allegedly interfering with that employee’s contract and for allegedly aiding and abetting his breach of duty.  The claim for unfair competition in the Amended Complaint relies on these new allegations as well.  All of the claims asserted in this action arise out of the decisions of former employees of one or more of the plaintiffs to accept offers of employment with the Company.  The amount of damages sought is not specified.  On November 11, 2011, the Company, Brett Johnson, and James Berberian filed a demurrer with respect to certain of the claims asserted in the Amended Complaint.  On January 30, 2012, the district court sustained the demurrer in part and ruled that Plaintiffs had not pled a valid cause of action against Mr. Johnson with respect to its claim against him for breach of contract.  The court permitted Plaintiffs to amend this defective claim and on February 10, 2012, Plaintiffs filed a Second Amended Complaint. On March 12, 2012, Mr. Johnson filed a demurrer to the breach of contract claim that was re-pled against him in the Second Amended Complaint.  The court overruled Mr. Johnson’s demurrer in an order dated June 11, 2012.  The Company believes it has substantial defenses to these claims and intends to vigorously defend the action. The Company has not recorded a loss provision for these complaints as of June 30, 2012.

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2012, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

Forward Industries, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1    Memorandum of Understanding, dated June 21, 2012, between Forward Industries, Inc. and  G-Form LLC.

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

Dated: August 20, 2012
FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Robert Garrett Jr.

Robert Garrett Jr.
Chief Executive Officer
(Principal Executive Officer)

By: /s/James O. McKenna

James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)