Form 10-K
period 2012-09-30
FORWARD INDUSTRIES INC
filed 2012-12-20
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-6669

FORWARD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1950672
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

477 Rosemary Ave., West Palm Beach, FL 33410

 (Address of principal executive offices, including zip code)

(561) 456-0030

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $12,294,881.

As of December 3, 2012, 8,105,185 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference
The registrant intends to file, not later than January 28, 2013, a definitive proxy statement pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s annual meeting of stockholders. The information required in response to Part III (Items 10-14) of this Annual Report on Form 10-K is hereby incorporated by reference to such proxy statement.

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
"Forward US" refers to Forward Industries’ wholly owned subsidiary Forward Industries (IN), Inc., an Indiana corporation;
“Forward HK” refers to Forward Industries’ wholly owned subsidiary Forward Industries HK, Ltd., a Hong Kong corporation;
“Forward Switzerland” refers to Forward Industries’ wholly owned subsidiary Forward Industries (Switzerland) GmbH, a Swiss corporation;

 “Forward APAC” refers to Forward Industries’ wholly owned subsidiary Forward Asia Pacific Limited, a Hong Kong corporation;

“Forward UK” refers to Forward Industries’ wholly owned subsidiary Forward Ind. (UK) Limited, a limited company of England and Wales;

“Forward China” refers to Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), Forward’s exclusive sourcing agent in the Asia-Pacific region;

“SGC” refers to Seaton Global Corporation, a British Virgin Islands registered corporation that is the exclusive buying agent for Forward in the APAC region;

“GAAP” refers to accounting principles generally accepted in the United States;
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“Fiscal 2012” refers to our fiscal year ended September 30, 2012;

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

 PART I

ITEM 1.            BUSINESS

General

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer and distributor of specialty and promotional products. We design, market, and distribute carry and protective solutions, primarily for hand held electronic devices. Our principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. Our OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets and firearms). Our OEM customers are located in the Americas, the EMEA Region, and the APAC Region. We do not manufacture any of our OEM products and source substantially all of our OEM products from independent suppliers in China.

On June 21, 2012, we determined to exit our global retail business (“discontinued operations”) and focus solely on growing our OEM business.  Our decision to eliminate the retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business.

Corporate History

Forward Industries was incorporated in 1961 under the laws of the State of New York as a manufacturer and distributer of advertising specialty and promotional products. In 1989, we acquired Forward US (then known as Koszegi Industries, Inc.), a manufacturer of soft-sided carrying cases.  The carrying case business became our predominant business, and in September 1997, we sold the assets relating to the production of advertising specialty and promotional products, ceasing to operate in that segment.

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

Products

We design and market to our OEM customers’ order carry and protective solutions for hand held consumer electronics and other products, including soft-sided carrying cases, bags, clips, hand straps, protective plates, and other accessories made of leather, nylon, vinyl, plastic, PVC and other synthetic materials. Our OEM products are used by consumers for protecting and carrying or transporting portable electronic and other products such as blood glucose monitoring kits, bar code scanners, GPS and location devices, cellular telephones, firearms, sporting and recreational products, and other products. Our carrying cases are designed to enable these devices to be stowed in a pocket, handbag, briefcase, or backpack, clipped to a belt or shoulder strap, or strapped to an arm, while protecting the consumer electronic or other product from scratches, dust, and mishandling.

Diabetic Products

We sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers) of these electronic, monitoring kits made for use by diabetics.  We typically sell these cases at prices ranging from approximately $0.50 to $3.00 per unit.  Unit volumes are sold predominantly at the lower end of this price range.  The OEM customer (or its contract manufacturer) packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a much lesser extent, sells them through their retail distribution channels.  These kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders.  As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet.

Other Products

                We also sell carrying and protective solutions to OEMs for a diverse array of other portable electronic and other products, including sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, and firearms, on a made-to-order basis that are customized to fit the products sold by our OEM customers.  Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design and sell the carry solution.

Product Development

In our OEM business, the product life cycle in distributing and selling our technology solutions to our OEM customers is as described below. We typically receive requests to submit product designs in connection with a customer’s introduction and rollout to market of a new product that the customer has determined to accessorize and customize with a carry solution.  Our OEM customers furnish the desired functionality, size and other basic specifications for the carrying solutions or other product, including the OEM’s identifying logo imprint on the product.  Our design and production resources develop more detailed product specifications and design options for our customer’s evaluation.  We then furnish the customer with product samples.  Working with our suppliers and the customer, samples are modified and refined.  Once approved for commercial introduction and order by our customer, we work with our suppliers to ensure conformity of commercial production to the definitive product samples and specifications.  Manufacture and delivery of products in production quantities are coordinated with the customer’s manufacturing and shipment schedules so that our carry solution products are available with the customer’s product (and included “in box”, as the case may be) prior to shipment and sale, or to a lesser extent sold by our customer through its retail distribution channels.

Marketing, Distribution, and Sales

Geographic Sales Distribution

Through our wholly owned subsidiaries, Forward US and Forward Switzerland, we distribute and sell our products globally.  The approximate percentages of net sales to OEM customers by their geographic location for Fiscal 2012 and 2011 are as follows:

	Net Sales Fiscal Years Ended September 30,
Geographic Location:	2012	2011
APAC......................................................................	39%	46%
Americas.................................................................	36%	28%
Europe.....................................................................	25%	26%
Totals..................................................................	100%	100%

The importance of the APAC region is attributable to the fact that certain of our key customers outsource product manufacture to contract manufacturers located in China or elsewhere in Asia.  In these instances, we ship product to, and product is packaged “in box” at, such contract manufacturer’s facility.  If payment to us is due from the contract manufacturer, we identify the sale to its geographic location rather than that of the customer for whom the contract manufacturer is supplying product.  The decrease in APAC contribution to net sales in Fiscal 2012 compared to Fiscal 2011 was due to the increase in revenue contribution from several existing customers in the Americas region. See Note 17 to the audited consolidated financial statements included in Item 8 of this Annual Report.

Channels of Distribution

We primarily ship our products directly to our OEM customers (or their contract manufacturers), who package our accessory products “in box” with their branded products.  Some of our customers also purchase certain of our products and offer them for sale as stand-alone accessories to complement their product offerings.

Sales by Product Line

Sales of carry and protective solutions for “Diabetic Products” and for “Other Products” (all products other than diabetic carry cases for blood glucose monitor kits) accounted for approximately the following percentages of total net sales in Fiscal 2012 and 2011:

	Fiscal Year Ended
Sales:	2012	2011
Diabetic Products.................................................	74%	73%
Other Products .....................................................	26%	27%
Totals..................................................................	100%	100%

Sales Concentration

We have approximately 74 active OEM customers.  Of these, three customers (including their affiliates and contract manufacturers) accounted for approximately 62% and 69% of our net sales from continuing operations in Fiscal 2012 and 2011, respectively. All three of these “major” customers are OEMs of diabetic monitoring kits. These customers package our carry and protective solutions “in box” with their branded products, or to a lesser extent, sell them through their retail distribution channels. The approximate percentages of net sales contributed by each of these three customers to continuing operations for Fiscal 2012 and Fiscal 2011 are as follows:

	Fiscal Year Ended
Customer:	2012	2011
Diabetic Customer A...............................................	33%	37%
Diabetic Customer B................................................	13%	16%
Diabetic Customer C................................................	16%	16%
Totals*..................................................................	62%	69%

* Tables may not total due to rounding.

Sales Force

During Fiscal 2012 and 2011, all net sales of OEM products were made directly by our employees, which are assigned key accounts or defined geographic sales territories.  See “Risk Factors” in Item 1A. of this Annual Report - “Our business could suffer if the services of key sales personnel we rely on were lost to us.”

OEM Distribution Hubs

We have distribution hub arrangements with three OEM customers.  These arrangements obligate us to supply our products to our customer’s distribution hubs (may be multiple locations) where their products are manufactured, kitted, and/or warehoused pending sale, and where our products are packaged in-box with the OEM customer’s products or, to a much lesser extent, distributed for retail sale. The product quantities we are required to supply to each distribution hub are based on the OEM customer’s purchase orders and forecasts.  We do not recognize revenue for product shipped to a hub until we have been notified by our customer that our product has been withdrawn from the distribution hub and “consumed”. Hub arrangements have had the general effect of extending financing for our customers’ inventory build by extending the time between our placement of orders to our suppliers in order to ship and supply the hubs and the time that we are able to recognize revenue.  The corollary effect is an increase in our inventory levels.

Credit Risk

We generally sell our OEM products on 45- to 90-day credit terms customary in the industry.  Historically, we have not had significant credit problems with our customers. Our significant OEM customers are large, multi-national companies with good credit histories. None of these customers is or has been in default to us, and payments from all customers are generally received from them on a timely basis. Three OEM customers (including their affiliates or contract manufacturers) accounted for approximately 76% and 72% of our accounts receivable at September 30, 2012 and 2011, respectively.

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

Sourcing Agent

On March 12, 2012, we entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (“Forward China” f/k/a Seaton Global Corporation), a British Virgin Islands corporation, dated as of March 7, 2012.  The Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China shall act as our exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region.  We purchase products at Forward China’s cost, and shall pay a service fee on the net purchase price.  The Agreement shall terminate on March 11, 2014, subject to renewal.  Terence Wise, a director of the Company, is a principal of Forward China.

Suppliers

We procure substantially all our supply of carrying solutions products from independent suppliers in China through Forward China.  We purchased approximately 90% of our OEM products from four such suppliers in Fiscal 2012 and 2011. One such China supplier accounted for approximately 54% and 58% of our OEM product purchases in Fiscal 2012 and 2011, respectively.  Depending on the product, we may require several different suppliers to furnish component parts or pieces.

We place orders with one or more suppliers at the time we receive firm purchase orders and/or forecasts from our OEM customers for a particular product.  Accordingly, we do not have minimum supply requirement agreements with our suppliers to guarantee us supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of our suppliers. However, from time to time, we may order products from our suppliers in advance of receiving a customer purchase order, or in quantities in excess of those forecasted to us by our customer, to which they are contractually obligated to us for, in order to meet our customer’s delivery demands.

Quality Assurance

To ensure that our products manufactured by our Chinese suppliers meet our quality assurance standards our products are inspected by independent contractors in China, which may be affiliated with one or more of our suppliers.  These contractors were subject to the control and supervision of our quality assurance employees based in Hong Kong and/or by Forward China, our exclusive sourcing agent (refer to “Sourcing Agent” under the “Product Supply” section). In July 2012, Forward China received its ISO 9001:2008 quality certification, which covers all ISO activities previously covered under Forward’s ISO quality certification.

Logistics

Once our products are approved for shipment by our quality assurance procedures, our products are typically shipped to our customer’s destination port in the Americas and EMEA regions on ocean-going container vessels, or by ground transport to our APAC customer’s locations in China or Hong Kong. In certain cases, and primarily at our customer’s request, we will expedite the shipment of our products by using air transportation.  Most ocean-going shipments bound for the United States are off-loaded at the port of Los Angeles or San Francisco, but certain customers arrange for shipments to East coast ports, such as Miami or Philadelphia. EMEA destined shipments generally are routed via Rotterdam.  See “Item 1A. in this Annual Report “Risk Factors—Our shipments of products via container freight to customers in the United States and Europe may become subject to delays or cancellation at port facilities due to work stoppages or slowdowns, damage caused by weather or terrorism and congestion due to inadequacy of equipment and other causes.”

Insurance

    We maintain commercial loss and liability, business interruption, and general claims and other insurance customary for our business. We do not maintain credit insurance for our trade accounts receivable.

Competition

The business in which we engage is highly competitive in terms of product pricing, design, delivery terms, and customer service.  In the production of our OEM products, we compete with numerous United States and foreign producers and distributors.  Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an effective product design capability, rapid response time to customer requests for proposals and product shipment, reliable product delivery and product quality, and competitive pricing. We believe that our ability to compete based on product quality assurance considerations is enhanced by the local presence of our Chinese based quality control and shipment capabilities. See Item 1A. in this Annual Report on Form 10-K: “Risk Factors - The carrying solutions business is highly competitive and does not pose significant barriers to entry.”

Employees

At September 30, 2012, we had 18 full-time employees, of whom two are employed in executive capacities, eight are employed in administrative and clerical capacities, seven are employed in sales and sales support capacities, and one is employed in a design capacity. We consider our employee relations to be satisfactory.  None of our employees are covered by a collective bargaining agreement.

Since June 2003, we have employed our U.S. employees through a co-employment agreement with a Professional Employer Organization (“PEO”). The objective of this arrangement is for the PEO to assume many of the legal and administrative responsibilities of human resources management, health benefits, workers' compensation, payroll, payroll tax compliance, 401(K) plan administration and unemployment insurance and to perform these functions at lesser expense than if we were to perform them directly.

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

ITEM 1A.         RISK FACTORS

Please read the note regarding "Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995" that appears on page 16 of this Annual Report on Form 10-K.

We have a history of losses and negative cash flow from operations.  We cannot assure you that we will achieve profitability in 2013.

We have incurred significant losses and negative cash flows from operations in recent years. We incurred net losses of approximately $9.6 million and $2.9 million for the fiscal years ended September 30, 2012 and 2011, respectively, and had net uses of cash in operating activities of approximately $10.8 million and $1.8 million for the fiscal years ended September 30, 2012 and 2011, respectively. Further, we may continue to incur net losses in future reporting periods as we incur expenses associated with the continuation of our business as well as its subsequent development, which development cannot be guaranteed. There is no assurance our future operations will be profitable.  If we cannot generate sufficient revenues to operate profitably, we may be forced to cease or suspend operations, or we may be required to raise additional capital to maintain or grow our operations. There is no assurance that we will be able to raise such additional capital.

There can be no assurance that the restructuring we have begun to implement will be successful.

In June 2012 we announced our plans to exit the global retail business and focus solely on growing our OEM business, which we believe will enable us to use working capital more effectively and improve organizational effectiveness. In connection with exiting the global retail business we also commenced a restructuring of our business, including: reducing annualized operating expense by over 50% through headcount reductions; closing offices in Santa Monica, London, Dubai and Saarbrucken; and relocating the corporate headquarters to Florida, where costs of operation are anticipated to be lower.  We also implemented a variable, lower cost sourcing and quality assurance solution through a third party Asia-based sourcing agent. While we believe these measures, along with other steps to be taken, will be sufficient to return the Company to profitability, there can be no assurance that this will be the case, or that additional steps will not be required. If additional steps are required, there can be no assurance that they will be properly implemented or will be successful.

The cash investment required to execute our OEM growth strategy is likely to be substantial relative to our cash resources.

We have recently invested and expect to continue to invest substantial incremental cash resources to execute our OEM growth strategy. While we believe that our existing cash resources are sufficient to support our growth strategy, there can be no assurances that our growth strategy will be successful or that we will earn a return on these investments.

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

Sales of diabetic cases to OEM customers accounted for approximately 74% of net revenues from continuing operations in Fiscal 2012.  While net sales of “Other Products” increased 26%, our business remains characterized by high product line as well as customer concentration.  In such circumstances, our financial condition and results of operations are subject to higher risk from the loss of a diabetic case customer or from changes in the business practices of OEMs of blood glucose monitors, for example, a decision to reduce or eliminate inclusion of cases in box with the electronic device or a decision to focus on insulin pumps instead of insulin by injection.

Our business is and has been characterized by a high degree of customer concentration.  Our three largest customers accounted for approximately 62% and 69% of net sales from continuing operations in Fiscal 2012 and Fiscal 2011, respectively; the loss of, or material reduction in orders from, any of these customers would materially and adversely affect our results of operations and financial condition.

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

Three customers accounted for approximately 76%, and 72% of our accounts receivable at September 30, 2012 and 2011, respectively. The failure to receive or collect such amounts when and as due could have a material adverse effect on our financial condition, liquidity, and results of operations.

We continue to encounter pressures from our largest OEM customers to maintain or even roll back prices or to supply lower priced carry solutions, and expect such pressure to persist. The effects of such price constraints on our business may be exacerbated by inflationary pressures that affect our costs of supply.

During Fiscal 2012 and 2011, we experienced significant pricing pressure from our largest OEM customers to maintain or even reduce the prices we charge them.  When we are unable to extract comparable concessions from our suppliers on prices they charge us, product sales margins erode.  In addition to margin compression from customers, in general, we are encountering increased pricing from our Chinese suppliers who are reacting to inflationary increases in materials and labor costs incurred by them.  We believe that Fiscal 2011, Fiscal 2012, and the present represent a period of such inflationary pressures.  In addition, prices that our Chinese vendors charge to us may reflect appreciation of the Chinese currency against the U.S. dollar, which can be passed through to us in the form of higher U.S. dollar prices. This in turn will tend to reduce gross profit percentage if we are unable to raise prices.  We anticipate that constraints on our ability to maintain or increase prices to our major customers will continue to exert downward pressure on our gross margin in the fiscal year ending September 30, 2013.

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

Our gross margins, and therefore our profitability, vary considerably by customer and by product, and if the revenue contribution from one or more OEM customers or products changes materially, relative to total revenues, our gross profit percentage may fluctuate.

Our gross profit margins on the products we sell can vary widely depending on the product type, customer, and order size. Because of the broad variability in price ranges and product types, we anticipate that gross margins, and accordingly their impact on operating income or loss, may fluctuate depending on the relative revenue contribution from each customer or product.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

    Not Applicable

ITEM 2.            PROPERTIES

In September 2012, we relocated our executive offices from Santa Monica, California to West Palm Beach, Florida, which consists of approximately 2,815 square feet, which we rent for approximately $6,200 per month under a lease agreement scheduled to expire in July 2020.

In April 2011, we relocated our executive offices from Pompano Beach, Florida to offices in Santa Monica, California, which consists of approximately 3,400 square feet for which we rent at $13,500 per month under lease agreements, which expire in October 2016. In light of our return to Florida in September 2012, we anticipate sub-leasing this space for the remainder of our lease term at rates equal or above those that we are contractually obligated to.

We sub-lease approximately 1,300 square feet of office space in Cham, Switzerland on a month-to-month basis from a tenant at the same location. We use this office as our EMEA headquarters from which we coordinate our sales and sales support activities throughout the EMEA region.

In October 2011, we entered into a lease for approximately 1,000 square feet of office space in London, England at $8,000 per month under a lease agreement that expired in September 2012. We used this office space to perform administrative and sales support (such as accounting, operational, and customer service functions) primarily to our EMEA-based Retail sales team. Consequently, this lease was not renewed as part of our exit from our Retail business (refer to “Discontinued Operations”). All OEM sales, sales support and administrative activities in the EMEA region are coordinated from our branch office in Cham, Switzerland.

In April 2012, we renewed our license through the Jebel Ali Free Zone Authority (JAFZA) to maintain a registered branch office in the Jebel Ali Free Zone (JAFZ) of the United Arab Emirates.  Under this license, we rent approximately 638 square feet of office space at annual rate of $35,000 through March 2013. We used this office space to facilitate sales of our Retail products in the Middle-East and India region through July 2012, at which time we shut down this office space as part of our exit from our Retail business (refer to “Discontinued Operations”).

In July 2011, we renewed our lease for approximately 4,400 square feet of office space in Kowloon, Hong Kong, which extends through October 2014 at a monthly rate of $15,000. We used this office space as our APAC headquarters from which we coordinated and conducted our Asia-based sourcing, quality assurance, and logistics activities. In September 2012, we vacated this office space in connection with our use of an exclusive sourcing agent in the APAC region (refer to “Sourcing Agent” section under Item 1 – “Product Supply”).

We believe that each of the foregoing leased properties is adequate for the purposes for which it is used. All leases are with independent third parties.  We believe that the loss of any lease would not have a material adverse effect on our operations, as we believe that we could identify and lease comparable facilities upon approximately equivalent terms.

ITEM 3.            LEGAL PROCEEDINGS

Targus Group International, Inc., et al. v., Forward Industries, Johnson, et al.

On September 19, 2011, Forward, Mr. Brett Johnson (our former President and Chief Executive Officer), and one of our employees were named in a Complaint filed in Orange County Superior Court by Targus Group International, Inc. and two of its affiliates.  The Complaint alleged a claim for breach of contract against Mr. Johnson.  The Complaint further alleged a “breach of fiduciary duty/duty of loyalty” against the employee, and it asserted claims against Mr. Johnson and Forward for allegedly aiding and abetting that alleged breach.  The Complaint also asserted a cause of action against all Defendants for unfair competition.  An Amended Complaint was filed on October 11, 2011.  In addition to the claims asserted in the original Complaint, the Amended Complaint added an additional Targus affiliate as a plaintiff and named an additional employee of Forward as a defendant.  The Amended Complaint asserted a claim against that employee for breach of contract and for “breach of fiduciary duty/duty of loyalty, ” and it added new claims against Forward and Mr. Johnson for allegedly interfering with that employee’s contract and for allegedly aiding and abetting his breach of duty.  The claim for unfair competition in the Amended Complaint relies on these new allegations as well. Forward entered into a Settlement Agreement, effective as of October 17, 2012, which resolved claims between the Company and the other defendants, on the one hand, and Targus Group International, Inc. and the other plaintiffs, on the other hand, related to this action.  In connection with the Settlement Agreement, a payment was made to the plaintiffs, substantially all of which was made by Forward’s insurer.

Other Litigation

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of September 30, 2012, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.            NOT APPLICABLE

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

	Bid Price Information for Common Stock*
	Fiscal 2012		Fiscal 2011
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$2.24	$1.55	$4.06	$2.89
Second Quarter	$3.24	$1.65	$4.10	$3.02
Third Quarter	$2.83	$1.68	$4.59	$2.52
Fourth Quarter	$1.83	$1.02	$3.11	$2.01

_______________________________
*High and low bid price information as furnished by The NASDAQ Stock Market Inc.

On December 3, 2012, the closing bid quotation for our common stock was $1.20

Holders of common stock.

 As of December 3, 2012, there were approximately 112 holders of record of our common stock, excluding approximately 7,827 beneficial holders of common stock whose shares are held in street name.

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

Recent sales of unregistered securities

During Fiscal 2012 and 2011, we did not sell any shares of common stock, or securities exercisable for or exchangeable into common stock, or any other securities that were not registered under the Securities Act of 1933.

Securities authorized for issuance under equity compensation plans.

For information relating to this topic, see Part III, Item 11 of this Annual Report. “Executive Compensation—Securities Authorized for Issuance under Equity Compensation Plans”, which is incorporated in this Annual Report on Form 10-K by reference to our 2012 Proxy Statement.

Purchase of Equity Securities

No repurchase of any shares of our common stock or other equity security was made by or on behalf of the Company during Fiscal 2012 or 2011.

ITEM 6.           SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto and other financial information appearing in Item 8 of this Annual Report on Form 10-K.  This discussion and analysis compares our consolidated results of operations for the Fiscal year ended September 30, 2012 ("Fiscal 2012"), with those for the Fiscal year ended September 30, 2011 ("Fiscal 2011"), and is based on or derived from the audited Consolidated Financial Statements included in Item 8 in this Annual Report. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Business Overview

Trends and Economic Environment

In June 2012, we determined to exit our global retail business and focus solely on growing our OEM business.  Our decision to eliminate our retail division was based primarily on the longer than estimated path to bring it to profitability and the strong top-line growth and cost rationalizations achieved in the OEM business over the past two years.

In connection with the exit of our retail business, we entered into a second Memorandum of Understanding (the “New MOU”) with G-Form.  In accordance with this New MOU we have assisted G-Form on a short-term basis with transitioning certain operational and sales functions previously performed by Forward for G-Form products. We continue to work with G-Form to distribute our remaining retail product inventory and are working with them to settle on the amount of funds owed to us as a result of the net effect of certain transactions between G-Form and us, as contemplated under the New MOU.

As part of our ongoing restructuring, we implemented several key measures beginning in mid-Fiscal 2012 to improve our operating performance and return our company to profitability. These actions included replacing our legacy sourcing and quality assurance infrastructure with a variable, lower cost, solution through our use of an exclusive, Asia-based, sourcing agent (refer to Note 14 in our Notes to Financial Statements). We believe that this agency relationship will yield meaningful, longer-term benefits, in terms of negotiating favorable material costs, improving the quality of our products, and diversifying our supplier base. With regard to lowering our fixed overhead, we have closed our offices in London, Dubai Saarbrucken, and Santa Monica, and relocated our corporate headquarters to West Palm Beach, where we expect costs of operation to be lower. In addition, we have significantly reduced headcount through elimination of personnel dedicated to our Retail business and reinvested a portion of these costs savings to expand and restructure our sales, design, customer service, finance and IT personnel focused on growing our OEM business. Lastly, we have begun to implement a rigorous cost rationalization plan with regard to other components of our operating expenses that we believe will result in a more streamlined and efficient use of our working capital.

With regard to our OEM business, it remains highly concentrated by customer and product type, especially with respect to our Diabetic Products line, where we continue to operate in a very challenging price sensitive environment. We continue to experience pricing pressure from our major Diabetic Products customers, but especially with respect to certain of our longer-lived programs for which price concessions are expected to be granted to them over an extended period of time.  Moreover, we are encountering higher costs from our China-based suppliers due to materials and labor price increases that place continuing pressure on our profit margins.  In certain cases, we are not able to pass these higher costs through to customers, particularly when replacement program products resemble their predecessors or historically similar products, for which customers have become accustomed to a narrow price range. Through our exclusive sourcing agent in the APAC region, we have intensified our search for alternative sources of supply to expand and diversify our manufacturing capabilities in order to mitigate this trend.

In late Fiscal 2011, we were awarded several large programs by Diabetic Products customers C and D that have contributed meaningfully to our net sales and overall product mix in Fiscal 2012. As we expected, these new programs increased our sales volume, but depressed our overall gross margin in the Fiscal 2012, as the gross margins on these programs are lower than those seen in Fiscal 2011. We expect that these new programs will continue to represent a significant portion of our overall product mix during Fiscal 2013 and anticipate that our overall gross margin for will continue to reflect this.

Our gross margin in Fiscal 2012 was also negatively impacted by a significant level of quality remediation charges, as well as transition and termination costs in respect of the restructure of our sourcing and quality operations. We believe these to be non-recurring.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts, short-term bonds, and certificates of deposit with original contractual maturities of three months or less, predominately in U.S. dollar denominated instruments. We may purchase these short-term bonds with anticipated maturity of 90 days or less at a premium or discount. We record these investments as cash and cash equivalents net of amortization of premium or discount. We minimize our credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. We hold cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed FDIC insured limits. At September 30, 2012, this amount was approximately $4.4 million. Historically, we have not experienced any losses due to such cash concentrations.

Marketable Securities

The Company has investments in marketable equity securities that are classified as available-for-sale and are recorded at fair value with the corresponding unrealized holding gains or losses, net of taxes, recorded as a separate component of “Accumulated Other Comprehensive Loss” within shareholders’ equity. Unrealized losses that are determined to be other-than-temporary, based on current and expected market conditions, are recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The cost of marketable securities sold is determined by the specific identification method.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. We perform periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived credit worthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net ninety (90) days. We have not historically experienced significant credit or collection problems with our OEM customers or their contract manufacturers. In addition, we maintain credit insurance that provides up to 90% coverage on trade accounts with customers in the EMEA region. At September 30, 2012, no allowance for doubtful accounts relating to our continuing operations was deemed necessary. At September 30, 2011, the allowance for doubtful accounts was approximately $14,000.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2012, the allowance for obsolete inventory of the Company’s continuing operations was approximately $99,000. At September 30, 2011, no allowance for obsolete inventory was deemed necessary.

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the fiscal years ended September 30, 2012 and 2011, we recorded approximately $103,000 and $54,000 of depreciation and amortization expense from continuing operations, respectively. Depreciation and amortization for selling and general and administrative related property and equipment is included as a component of operating expenses of continuing operations in the accompanying consolidated statements of operations.

Income Taxes

We account for income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of our net deferred tax assets.  Our policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statement of operations and include accrued interest and penalties within the “accrued liabilities” in its balance sheets, if applicable. For fiscal years ended September 30, 2012 and 2011, no income tax related interest or penalties were assessed or recorded.

Revenue Recognition

We generally recognize revenue from product sales to our customers when: (1) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (2) persuasive evidence of an arrangement exists; (3) we have no continuing obligations to the customer; and (4) collection of the related accounts receivable is reasonably assured.

Shipping and Handling Costs

We classify shipping and handling costs (including inbound and outbound freight charges, purchasing and receiving costs, quality assurance costs, and internal transfer costs), as a component of cost of goods sold in the accompanying consolidated statements of operations.

Advertising and Promotion Costs

Advertising and promotion costs, consisting primarily of sampling related costs, are expensed as incurred. Advertising and promotion costs for continuing operations are included in selling expenses in the accompanying consolidated statements of operations and amounted to approximately $43,000 and $158,000 for the fiscal years ended September 30, 2012 and 2011, respectively.

Foreign Currency Transactions

The functional currency of the Company and its wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations. The net loss from foreign currency transactions and translations for continuing operations was approximately $55,000 and $33,000 for the fiscal years ended September 30, 2012 and 2011, respectively.

Comprehensive Loss

We calculate comprehensive loss as the total of our net loss and all other changes in equity (other than transactions with owners), including foreign currency translation adjustments. Comprehensive loss was approximately $(9,670,000) for the fiscal year ended September 30, 2012. We did not have any material components of comprehensive loss, other than net loss, for the fiscal year ended September 30, 2011.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Share-Based Payment Expense

We recognize share-based equity compensation in our consolidated statements of operations at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, we have elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. In addition, we recognize share-based compensation to non-employees based upon the fair value, using the Black-Scholes pricing model, determined at the deemed measurement dates over the related contract service period.

RESULTS OF OPERATIONS FOR FISCAL 2012 COMPARED TO FISCAL 2011

Loss from Continuing Operations

Loss from continuing operations increased $1.3 million to $3.3 million in Fiscal 2012 from $2.0 million in Fiscal 2011. The increase is primarily due to: i) decreased gross profit on a higher sales base, ii) higher sales and marketing expenses, iii) higher general and administrative expenses and, to a lesser extent, iv) changes in other (expense) income and income taxes, as reflected in the table below:

Main Components of Net Loss from Continuing Operations
	(thousands of dollars)
	Fiscal 2012	Fiscal 2011	Increase (Decrease)
Net sales......................................................................................	$29,403	$22,763	$6,640
Gross profit.................................................................................	3,974	5,081	(1,107)
Sales and marketing expenses.................................................	(1,676)	(2,591)	(917)
General and administrative expenses	(5,562)	(4,630)	932
Other (expense) income............................................................	(34)	58	(92)
Income taxes expense (benefit)..............................................	(15)	56	71
Loss from continuing operations*........................................	$(3,313)	$(2,025)	1,288

* Table may not total due to rounding.

Loss from continuing operations per basic and diluted share was $(0.41) and $(0.25) for Fiscal 2012 and 2011, respectively.

Net Sales

Net sales increased $6.6 million, or 29%, to $29.4 million in the Fiscal 2012 from $22.8 million in Fiscal 2011 due primarily to higher sales of Diabetic Products, which increased $5.0 million, and to a lesser extent, higher sales of Other Products, which increased $1.6 million. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Net Sales for Fiscal 2012 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products.............................	$10.6	$5.0	$6.1	$21.7
Other products..................................	1.0	5.6	1.1	7.7
Total net sales*................... .	$11.6	$10.6	$7.2	$29.4

Net Sales for Fiscal 2011 (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products.............................	$9.1	$2.6	$5.0	$16.7
Other products..................................	1.4	3.8	0.9	6.1
Total net sales*...................	$10.4	$6.4	$5.9	$22.8

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

Sales of Diabetic products increased $5.0 million, or 30%, to $21.7 million in Fiscal 2012, from $16.7 million in Fiscal 2011. This increase was primarily due to the addition of a new major Diabetic Products customer in Fiscal 2012, and to higher sales to our largest long-standing Diabetic Products customer.

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

	(millions of dollars)
	Fiscal 2012	Fiscal 2011	Increase (Decrease)
Diabetic Customer A...........................................	$9.7	$8.4	$1.3
Diabetic Customer B...........................................	3.7	3.7	0.0
Diabetic Customer C...........................................	4.6	3.7	0.9
Diabetic Customer D...........................................	2.4	--	2.4
All other Diabetic Product Customers.............	1.3	0.8	0.5
Totals*.........................................................	$21.7	$16.7	$5.0

* Table may not total due to rounding.

Sales of Diabetic Products represented 74% of our total net sales in Fiscal 2012 compared to 73% of our total net sales in Fiscal 2011.

Other Product Sales

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as smartphones, tablets, GPS devices, and bar code scanners), as well as a variety of other products (such as firearms, sporting, and other recreational products) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of Other products increased $1.6 million, or 26%, to $7.7 million in Fiscal 2012 from $6.1 million in Fiscal 2011. This increase was primarily due to higher sales to two existing customers, as well as contributions from two new customers added in Fiscal 2012. With regard to the two existing customers, sales to a sporting and recreational products customer increased $0.9 million to $1.5 million in Fiscal 2012, whereas sales to a long-standing cellular customer increased $0.6 million to $1.2 million in Fiscal 2012. With regard to the two new customers added in Fiscal 2012, a tablet customer contributed $0.6 million of sales, whereas a personal computer/laptop customer contributed $0.4 million of sales, which we believe to be non-reoccurring. In addition, in Fiscal 2011, we sold $0.4 million of products to Flash Ventures, Inc. (refer to Note 5 – Notes Receivable in the Notes to Financial Statements), under their brand, which we considered as non-recurring business. Smaller changes in a number of Other Products customers largely offset each other, none of which changes individually was material.

Sales of Other Products represented 26% of our net sales in Fiscal 2012 compared to 27% of our total net sales in Fiscal 2011.

Gross Profit

Gross profit decreased $1.1 million, or 22%, to $4.0 million in Fiscal 2012 from $5.1 million in Fiscal 2011. As a percentage of sales, our gross profit declined to 14% in Fiscal 2012 from 22% in Fiscal 2011. This decline was driven primarily by our Diabetic Products business, and in particular, factors specific to three major Diabetic customers, as discussed more fully below:

  Net Sales to Diabetic Customer B were $3.7 million in both Fiscal 2012 and 2011; however, price concessions granted on two larger, longer-lived programs, combined with increases in materials, labor, and other production costs passed on to us from our suppliers, compressed our gross margins on such programs and decreased our total gross margin for this Diabetic Customer by approximately 6%.

  Our total unit sales to Diabetic Customer C increased 28% in Fiscal 2012 from Fiscal 2011; however, our average sales price in respect of several new and replacement programs are significantly lower than the average sales price of their predecessor programs in Fiscal 2011. In addition, our average cost for such new and replacement programs have also increased, partly as a result of product mix, and partly as a result of a general increase in materials, labor, and other production costs that we our suppliers are passing on to us.

  Several large programs that were recently awarded to us by Diabetic Customer D, contributed $2.4 million to our net sales in Fiscal 2012; however, as expected, gross margins on these new programs are significantly lower than the average gross margins we realized from our other major Diabetic Products customers in Fiscal 2011. Consequently, these new programs had the effect of depressing our total gross margin in Fiscal 2012.

  In the third quarter of Fiscal 2012, we experienced quality issues with Diabetic Customers B and C. As a result, during the second half of Fiscal 2012, we incurred significantly higher levels of inspection, warehousing, handling, and freight costs in remediating these quality issues, which negatively impacted our gross profit margin by approximately 3% in Fiscal 2012.

In March 2012, we initiated a restructuring plan with respect to our Asia-based sourcing and quality assurance operations (refer to Note 14 - “Buying Agency and Supply Agreement” to our consolidated financial statements). As a result of such restructuring, in the second half of Fiscal 2012, service fees incurred in respect of our Buying Agency and Supply Agreement were significantly lower than the costs of maintaining our legacy Asia-based sourcing and quality assurance operations in prior reporting periods. However, the benefit of this lower cost agency arrangement to our gross profit in Fiscal 2012 was offset by one-time costs incurred to implement such arrangement and exit our legacy operations (refer to Note 14 – Buying Agency and Supply Agreement to our consolidated financial statements).

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.9 million, or 35%, to $1.7 million in Fiscal 2012 compared to $2.6 million in Fiscal 2011 due primarily to the following:

  $0.6 million decrease in personnel expense resulting from the restructure of our sales, marketing, and product development team, as well as the recovery of share-based compensation expense from stock option forfeitures.

  $0.2 million decrease in travel and entertainment expenses resulting from reduced travel and entertainment activities by our restructured and scaled down sales and design team during Fiscal 2012, as well as our reinforcement of cost controls and policies relative to travel and entertainment.

  $0.1 million decrease in advertising and promotion costs resulting primarily from narrowing our focus on supporting our core customer base.

Lesser fluctuations in other components of sales and marketing expenses were immaterial.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 20%, to $5.6 million in Fiscal 2012 from $4.6 million in Fiscal 2011 due primarily to the following:

  ·$0.7 million increase in professional fees resulting primarily from: i) $0.7 million in higher legal and litigation settlment costs; and ii) $0.3 million in consulting fees, expense reimbursements, and equity compensation paid to our Chief Executive Officer prior to his appointment to such position while serving as a strategic consultant to the Company (refer to “Employment Agreements” under Note 12 – Commitments and Contingencies  to our consolidated financial statements). These increases were offset, in part, by a $0.2 million reduction in accounting fees and investment banking fees.

  $0.4 million increase in personnel costs resulting primarily from: i) the restructuring and expansion of our finance and information technology departments; ii) the hire of an executive officer (refer “Employment Agreements” under Note 12 – Commitments and Contingencies to our consolidated financial statements ); and iii) relocation bonuses awarded to certain personnel, including an executive officer (refer to Note 12 –Employment Agreements in Notes to Financial Statements).

  $78 thousand increase in occupancy costs resulting from higher rent and related expense incurred in occupying the Company’s executive offices in Santa Monica, California throughout Fiscal 2012 compared to a portion of Fiscal 2011, prior to which we occupied lower cost executive offices in Pompano Beach, Florida.

These increases in general and administrative expenses were offset, in part, by a $0.2 million decrease in office expenses resulting from lower computer and postage expenses; and a $0.1 million decrease in public costs resulting from i) lower meeting fees; ii) lower share-based compensation to directors; and iii) lower filing and stock transfer agent fees. Lesser fluctuations in other components of general and administrative expenses were immaterial.

Other Income (Expense)

Other income (expense), consisting of interest income on cash and cash equivalent balances and short-term notes receivable (refer to Note 5 – Notes Receivable in Notes to Financial Statements), as well as foreign currency transaction gains and losses, declined $92 thousand, to $34 thousand of expense in Fiscal 2012 from $58 thousand of income in the 2011. This resulted primarily from a $48 thousand decline in interest income and increases in foreign currency losses and other expenses of $44 thousand in the aggregate.

RESULTS OF DISCONTINUED OPERATIONS FOR FISCAL 2012 COMPARED TO FISCAL 2011

On June 21, 2012, we determined to exit our global Retail business and focus solely on growing our OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business. Accordingly, the results of operations for the Retail division have been recorded as discontinued operations in the accompanying consolidated financial statements for the fiscal years presented.

Loss from Discontinued Operations

Loss from discontinued operations increased $5.4 million to $6.3 million in Fiscal 2012 from $0.9 million in Fiscal 2011. The increase is due to a $1.9 million gross loss and a $3.5 million increase in operating expenses. Loss from discontinued operations per basic and diluted share was $(0.78) and $(0.11) for Fiscal 2012 and 2011, respectively.

Net Sales

Net sales from discontinued operations of $2.2 million in Fiscal 2012 resulted from first time sales of Retail Products to several new customers in the Americas and EMEA regions, which were net of sales returns, discounts, and price protection of $2.8 million. Sales from discontinued operations in Fiscal 2011 were 14 thousand.

Gross Loss

We realized a gross loss on sales from discontinued operations of $1.9 million in Fiscal 2012 primarily as a result of a provision charges of $2.8 million in sales returns, discounts, and price protection (referred to above); $0.7 million to write down inventory to net realizable value; and $0.2 million to write-off forfeited advances made to suppliers. Gross loss from discontinued operations in Fiscal 2011 was 4 thousand.

Operating Expenses

Operating expenses of discontinued operations were $4.4 million in Fiscal 2012 compared to $0.9 million in Fiscal 2011. This increase was due primarily to higher personnel expenses, which increased $2.6 million in Fiscal 2012; and to a lesser extent, increases in travel and entertainment expenses, royalties and commissions, and occupancy costs of $0.2 million, $0.2 million, and $0.1 million, respectively. Lesser fluctuations in other components of operating expenses were immaterial.

Other Expense

Other expense of discontinued operations, consisting primarily of foreign currency losses, was $68 thousand of expense in Fiscal 2012. There was no operating income (expense) from discontinued operations in Fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

During Fiscal 2012, we used $10.8 million of cash in operations, which consisted of a net loss of $9.6 million, adjusted by $1.3 million for non-cash items (primarily write-downs of retail inventory), and a net use in working capital items of $2.4 million. As to working capital items, cash used in operating activities consisted of increases in accounts receivable and inventories of $3.7 million and $3.5 million, respectively. These changes were offset, in part, by increases in accounts payable and accrued expenses and other current liabilities of $3.0 million and $1.3 million, respectively; and a decrease in prepaid and other current assets of $0.4 million. The increase in accounts receivable was primarily due to the timing and higher volume of sales recorded in the three-month period ended September 30, 2012 Quarter compared to the three-month period ended September 30, 2011. The increases in inventories and accounts payable are due to higher materials purchases made in the three-month period ended September 30, 2012 in support of sales orders received from our customers, compared to the three month-period ended September 30, 2011. The decrease in prepaid and other current assets is due primarily to utilization of advances made to a prospective joint venture partner (refer to “Binding Memorandum of Understanding” in Note 13 – in our Notes to Consolidated Financial Statements) and amortization of annual general casualty insurance premiums. The increase in accrued expenses and other current liabilities is primarily due to receipts of inventory from our suppliers; and incurrence of third party inspection services and professional fees, for which we had not yet received invoices as of September 30, 2012.

During Fiscal 2011, we used $1.8 million of cash in operations consisting of a net loss of $2.9 million, reduced by $0.5 million for non-cash items, and increased by net changes in working capital items of $0.6 million. As to working capital items, cash increased primarily as a result of a decrease in accounts receivable of $0.7 million and an increase in accounts payable of $0.5 million. These changes were offset, in part, by a decrease in accrued expenses and other current liabilities of $0.3 million and an increase in prepaid expenses of $0.3 million.

In Fiscal 2012, net investing activities generated $0.5 million of cash, which consisted of $1.0 million in payments received on a loan made to Flash Ventures, Inc. (refer to Note 5 – Notes Receivable in our Notes to Financial Statements), purchases of marketable equity securities of $0.4 million, and purchases of property and equipment, primarily computer and telecommunications hardware and software, of $72 thousand. In Fiscal 2011, net investing activities used $1.8 million of cash, primarily in short-term loans of $1.5 million made to prospective strategic partners (refer to Note 5 – Notes Receivable in our Notes to Financial Statements), and to a lesser extent, in purchases of $0.3 million of property and equipment, primarily computer and telecommunications hardware and software.

There were no financing activities in Fiscal 2012 and 2011.

At September 30, 2012, our current ratio (current assets divided by current liabilities) was 2.15; our quick ratio (current assets less inventories divided by current liabilities) was 1.67; and our working capital (current assets less current liabilities) was $9.1 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash and cash equivalents on hand. The primary demands on our working capital currently are: i) operating losses, should they occur, and ii) accounts payable arising in the ordinary course of business, the most significant of which arise when we order products from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.  We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements. We expect to substantially complete our exit of our retail business by January 31, 2013 and do not expect to have any continuing involvement in the retail business after this date. We anticipate an additional loss from discontinued operations of approximately $0.2 million to $0.4_million, which we anticipate incurring between October 2012 and January 2013.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto included in this Annual Report may be found at pages 32 to 54 of this Annual Report on Form 10-K.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report (the fourth quarter of the Fiscal year ended September 30, 2012, in the case of this Annual Report on Form 10-K). Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report (the fourth quarter of the Fiscal year ended September, 30, 2012, in the case of this Annual Report on Form 10-K), to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Principal Executive Officer and our Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on this assessment, our Principal Executive Officer and our Principal Financial Officer believe that, as of September 30, 2012, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the last Fiscal quarter of the Fiscal year ended September 30, 2012.  Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the last Fiscal quarter of the Fiscal year ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors and executive officers is incorporated to this Annual Report on Form 10-K by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than January 28, 2013, in connection with our Annual Meeting of Stockholders (the “2012 Proxy Statement”) under the headings “Election of Directors”, “Structure and Practices of the Board of Directors”, and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;—Section 16(a) Beneficial Ownership Reporting Compliance”.  Information regarding executive officers is also incorporated to this Annual Report on Form 10-K by reference to the 2012 Proxy Statement under the caption “Executive Officers.” The information required by this item relating to Corporate Governance, including Code of Ethics, is incorporated to this Annual Report on Form 10-K by reference to the 2012 Proxy Statement under the heading “Structure and Practices of the Board of Directors.”

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2012 Proxy Statement under the heading “Executive Compensation and Related Information.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2012 Proxy Statement under the headings “Executive Compensation and Related Information—Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2012 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Certain Relationships, Director Independence, and Related Transactions” and “Structure and Practices of the Board of Directors;—Board of Directors and Director Independence.”

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated to this Annual Report on Form 10-K by reference to the 2012 Proxy Statement under the heading “Matters Relating to Independent Registered Public Accountants;—Principal Accountant Fees and Services.”

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

		3(iii)	Amendment to the Third Amended and Restated By-Laws of Forward Industries, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, as filed with the Commission on February 14, 2012).
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
28

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

10.8†

Memorandum of Understanding, dated August 30, 2011, between Forward Industries, Inc. and G-Form LLC (incorporated by reference to the Annual Report on Form 10-K, as filed with the Commission on December 15, 2011).

10.9

Buying Agency and Supply Agreement between Forward Industries, Inc. and Seaton Global Corporation, a British Virgin Islands corporation (“SGC”), dated as of March 7, 2012 (incorporated by reference to the Form 10-Q, as filed with the Commission on May 10, 2012).

10.10

Employment Agreement by and between Forward Industries, Inc. and Robert Garrett, Jr., effective as of March 1, 2012 (incorporated by reference to Form 8-K, as filed with the Commission on April 6, 2012).

	10.11	Employment Agreement by and between Forward Industries, Inc. and Brett Johnson, effective as of March 1, 2012 (incorporated by reference to Form 8-K, as filed with the Commission on April 6, 2012).

	10.12	Memorandum of Understanding, dated June 21, 2012, between Forward Industries, Inc. and G-Form LLC (incorporated by reference to Form 10-Q, as filed with the Commission on August 20, 2012).

	10.13	Amended Employment Agreement, dated as of November 8, 2012, between Forward Industries, Inc. and James O. McKenna.
29
21.	Subsidiaries of the Registrant

	21.1	List of Subsidiaries of Forward Industries, Inc.

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Consent of CohnReznick LLP

31.	Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1	Certification of Robert Garrett Jr.

	31.2	Certification of James O. McKenna

32.	Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

	32.1	Certifications of Robert Garrett Jr. and James O. McKenna (furnished herewith)

† Portions have been omitted pursuant to request for confidential treatment and the omitted portions have been separately filed with the Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. and Subsidiaries as of September 30, 2012 and 2011, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

New York, New York

December 20, 2012

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND 2011

	September 30,	September 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents...................................................................	$4,608,246	$14,911,844
Marketable securities.............................................................................	420,605	--
Accounts receivable, net ......................................................................	7,533,491	3,894,118
Inventories, net.......................................................................................	3,380,813	1,014,195
Prepaid expenses and other current assets........................................	367,552	378,008
Current assets of discontinued operations........................................	621,879	1,671,243
Total current assets..................................................................	16,932,586	21,869,408

Property and equipment, net.....................................................................	138,774	302,158
Other assets.................................................................................................	40,442	88,716
Total Assets................................................................................................	$17,111,802	$22,260,282

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...................................................................................	$5,936,848	$2,787,263
Accrued expenses and other current liabilities...................................	1,725,185	465,995
Current liabilities of discontinued operations.....................................	261,806	324,335
Total liabilities...........................................................................	7,923,839	3,577,593

Commitments and contingencies.............................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued and outstanding...............................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,811,595 and 8,794,296 shares issued; and 8,105,185 and 8,087,886 shares outstanding, respectively........	88,116	87,943
Capital in excess of par value................................................................	17,020,771	16,845,673
Treasury stock, 706,410 shares at cost................................................	(1,260,057)	(1,260,057)
Retained earnings (accumulated deficit).............................................	(6,624,926)	3,009,130
Accumulated other comprehensive loss.............................................	(35,941)	--
Total shareholders’ equity.......................................................................	9,187,963	18,682,689
Total liabilities and shareholders’ equity.............................................	$17,111,802	$22,260,282

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2012	2011
Net sales...............................................................................	$29,403,004	$22,763,280
Cost of goods sold...............................................................	25,429,096	17,682,301
Gross profit.........................................................................	3,973,908	5,080,979

Operating expenses:
Sales and marketing....................................................	1,675,680	2,590,515
General and administrative........................................	5,562,019	4,630,421
Total operating expenses..................................	7,237,699	7,220,936

Loss from operations........................................................	(3,263,791)	(2,139,957)

Other income (expense):
Interest income............................................................	61,882	109,737
Other expense, net......................................................	(96,069)	(51,301)
Total other (expense) income...........................	(34,187)	58,436

Loss from continuing operations before income tax expense (benefit)…...........	(3,297,978)	(2,081,521)
Income tax expense (benefit)............................................	15,110	(56,050)
Loss from continuing operations ..................................	(3,313,088)	(2,025,471)
Loss from discontinued operations, net of tax of $0...	(6,320,968)	(875,068)
Net loss………………………………………………	$(9,634,056)	$(2,900,539)

Net loss per basic and diluted common share:
Loss from continuing operations............................	$(0.41)	$(0.25)
Loss from discontinued operations........................	$(0.78)	$(0.11)
Net loss per share……………………………………	$(1.19)	$(0.36)

Weighted average number of common and common equivalent shares outstanding	[
Basic and diluted ..............................................	8,101,661	8,080,344

 The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2012 AND 2011

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Number of Shares	Amount	Accumulated Other Comprehensive Loss
Balance at October 1, 2010	$21,206,370	8,761,629	$87,616	$16,469,142	$5,909,669	706,410	$(1,260,057)	$--
Share-based compensation	376,858	32,667	327	376,531	--	--	--	--
Net loss	(2,900,539)	--	--	--	(2,900,539)	--	--	--
Balance at September 30, 2011	18,682,689	8,794,296	87,943	16,845,673	3,009,130	706,410	(1,260,057)	--
Share-based compensation	175,271	17,299	173	175,098	--	--	--	--
Comprehensive loss:
Foreign currency translation	(12,197)	--	--	--	--	--	--	(12,197)
Unrealized loss on marketable securities	(23,744)	--	--	--	--	--	--	(23,744)
Net loss	(9,634,056)	--	--	--	(9,634,056)	--	--	--
Total Comprehensive Loss	(9,669,997)
Balance at September 30, 2012	$9,187,963	8,811,595	$88,116	$17,020,771	$(6,624,926)	706,410	$(1,260,057)	$(35,941)

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2012		2011
Operating activities:
Net loss........................................................................................	$(9,634,056)		$(2,900,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for obsolete inventory...................................	817,573		11,525
Share-based compensation............................................	175,271		376,858
Loss on disposal of property and equipment.............	130,178		15,373
Depreciation and amortization.......................................	103,973		74,307
Bad debt expense............................................................	23,504		1,222
Changes in operating assets and liabilities:
Accounts receivable.......................................................	(3,689,063)		725,841
Inventories.......................................................................	(3,504,109)		(20,358)
Prepaid expenses and other current assets.................	407,624		(287,576)
Other assets.....................................................................	48,274		(42,684)
Accounts payable..........................................................	3,035,160		508,289
Accrued expenses and other current liabilities..........	1,298,889		(255,301)
Net cash used in operating activities.......................................	(10,786,782)		(1,793,043)

Investing activities: Issuance of notes receivable...................................................	--		(1,490,000)
Repayments received from notes receivable........................	1,000,000		-
Purchases of marketable securities........................................	(444,349)		-
Purchases of property and equipment..................................	(72,467)	KC	(276,633)
Net cash provided by (used in) investing activities.................	483,184		(1,766,633)

Net decrease in cash and cash equivalents..............................	(10,303,598)		(3,559,676)

Cash and cash equivalents at beginning of year.....................	14,911,844		18,471,520

Cash and cash equivalents at end of year.................................	$4,608,246		$14,911,844

Supplemental Disclosures of Cash Flow Information:
Cash paid during the Fiscal year for:
Income Taxes................................................................	$ --		$ 514
Supplemental Disclosures of Non-Cash Operating and Investing Activities:
Conversion of note receivable to advanced royalties is reflected in prepaid expenses and other current assets (refer to Note 13)...........................	$ --		$ 490,000

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1            OVERVIEW

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer and distributor of specialty and promotional products. The Company designs, markets, and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package its products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting & recreational products, bar code scanners, smartphones, GPS &location devices, tablets, and firearms,). The Company’s OEM customers are located in the Americas, the EMEA Region, and the APAC Region. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China (refer to Note 14 – Buying Agency and Supply Agreement).

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts, short-term bonds, and certificates of deposit with original contractual maturities of three months or less, predominately in U.S. dollar denominated instruments. The Company may purchase these short-term bonds with anticipated maturity of 90 days or less at a premium or discount. The Company records these investments as cash and cash equivalents net of amortization of premium or discount. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed FDIC insured limits. At September 30, 2012, this amount was approximately $4.4 million. Historically, the Company has not experienced any losses due to such cash concentrations.

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

Marketable Securities

The Company has investments in marketable equity securities that are classified as available-for-sale and are recorded at fair value with the corresponding unrealized holding gains or losses, net of taxes, recorded as a separate component of “Accumulated Other Comprehensive Loss” within shareholders’ equity. Unrealized losses that are determined to be other-than-temporary, based on current and expected market conditions, are recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The cost of marketable securities sold is determined by the specific identification method.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived credit worthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net ninety (90) days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. In addition, the Company maintains credit insurance that provides up to 90% coverage on trade accounts with customers in the EMEA region. At September 30, 2012, no allowance for doubtful accounts relating to the Company’s continuing operations was deemed necessary. At September 30, 2011, the allowance for doubtful accounts was approximately $14,000.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2012, the allowance for obsolete inventory of the Company’s continuing operations was approximately $99,000. At September 30, 2011, no allowance for obsolete inventory was deemed necessary.

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the fiscal years ended September 30, 2012 and 2011, the Company recorded approximately $103,000 and $54,000 of depreciation and amortization expense from continuing operations, respectively.

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.  See Note 10 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statements of operations and include accrued interest and penalties within the “accrued liabilities” in its balance sheets, if applicable. For fiscal years ended September 30, 2012 and 2011, no income tax related interest or penalties were assessed or recorded.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs (including inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs associated with the Company’s Asia-based distribution capability, as a component of cost of goods sold in the accompanying consolidated statements of operations.

Advertising and Promotion Costs

Advertising and promotion costs, consisting primarily of samples and tradeshow costs, are expensed as incurred. Advertising and promotion costs for continuing operations are included in selling expenses in the accompanying consolidated statements of operations and amounted to approximately $43,000 and $158,000 for the fiscal years ended September 30, 2012 and 2011, respectively.

Foreign Currency Transactions

The functional currency of the Company and its wholly owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations. The net loss from foreign currency transactions and translations for continuing operations was approximately $55,000 and $37,000 for the fiscal years ended September 30, 2012 and 2011, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is included as a component of Shareholders’ Equity, includes unrealized gains or losses on available-for-sale securities and currency translation adjustments related to the Company’s foreign subsidiaries.

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company records its financial instruments that are accounted for under Accounting Standard Codification (“ASC”) 320, “Investments-Debt and Equity Securities” (“ASC 320”) at fair value. The determination of fair value is based upon the fair value framework established by ASC 820. ASC 820 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occcures in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 – valuations based on unadjusted quoted prices in active markets thar are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable; thus, reflecting assumptions about the market participants.

Share-Based Payment Expense

The Company recognizes share-based equity compensation in its consolidated statements of operations at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 9 Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes pricing model, determined at the deemed measurement dates over the related contract service period.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance for the fiscal year ended September 30, 2012 concerned disclosure only and did not have an impact on the Company's consolidated financial position or results of operations.

NOTE 3                    DISCONTINUED OPERATIONS

On June 21, 2012, the Company determined to exit its global retail business and focus solely on growing its OEM business.  The decision to eliminate the retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business.

NOTE 3                    DISCONTINUED OPERATIONS (CONTINUED)

Accordingly, the results of operations for the retail division have been recorded as discontinued operations in the accompanying consolidated financial statements for the fiscal years presented. During the fiscal year ended September 30, 2012, total discontinued operations include charges of $2.8 million in sales returns, discounts, and price protection (referred to above); $0.6 million to write down inventory to net realizable value; and $0.2 million to write-off forfeited advances made to suppliers.

    Summarized operating results of discontinued operations are presented in the following table:

	Fiscal Year Ended September 30,
	2012	2011
Net sales..................................................................................	$2,199,008	$13,760
Gross loss................................................................................	(1,896,864)	(4,350)
Operating expenses...............................................................	(4,356,402)	(870,711)
Other expense.........................................................................	(67,702)	(7)
Loss from discontinued operations..............................	$(6,320,968)	$(875,068)

Summarized assets and liabilities of discontinued operations are presented in the following table:

	September 30,	September 30,
	2012	2011
Accounts receivable, net....................................................	$26,186	$ --
Inventory, net.......................................................................	350,942	31,024
Prepaid assets and other current assets...........................	244,751	640,219
Note receivable.....................................................................	--	1,000,000
Total assets of discontinued operations...................	$621,879	$1,671,243

Accounts payable................................................................	$45,874	$160,300
Accrued liabilities.................................................................	215,932	164,035
Total liabilities of discontinued operations………	$261,806	$324,335

The Company expects to substantially complete its exit of its retail business by January 31, 2013 and does not expect to have any continuing involvement in the retail business after this date. The Company anticipates an additional loss from discontinued operations of approximately $0.2 million to $0.4 million, which the Company anticipates incurring between October 2012 and January 2013.

NOTE 4            MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with ASC 320. Accordingly, the Company classifies its marketable securities as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. The Company’s investments in marketable equity securities are classified as available-for-sale, which are recorded at fair value as determined by quoted market price, which is Level 1 input, as established by the fair value hierarchy under ASC 820. The corresponding unrealized holding gains or losses, net of taxes, recorded as a separate component of the Accuulated Other Comprehensive Loss within shareholders’ equity. Unrealized losses that are determined to be other-than-temporary, based on current and expected market conditions, are recognized in earnings. The Company’s marketable equity securities are summarized in the table below:

	September 30,	September 30,
	2012	2011
Cost	$444,349	$--
Unrealized loss................................................................	(23,744)	--
Fair value.................................................................	$420,605	$--

NOTE 5            NOTES RECEIVABLE

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

NOTE 6            PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization of continuing operations are summarized in the table below:

	September 30,
	2012	2011
Furniture, fixtures and equipment..........................................................	$397,049	$940,819
Leasehold improvements........................................................................	57,833	188,492
Property and equipment, cost..........................................................	454,882	1,129,311
Less accumulated depreciation and amortization...................	(316,108)	(827,153)
Property and equipment, net............................................................	$138,774	$302,158

NOTE 7            ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities of continuing operations are summarized in the table below:

	September 30,
	2012	2011
Personnel costs......................................................................	$507,269	$394,425
Professional fees....................................................................	297,060	4,355
Due to customers...................................................................	581,343	--
Taxes........................................................................................	47,256	19,152
Other........................................................................................	292,257	48,063
Accrued expenses and other current liabilities……	$1,725,185	$465,995

NOTE 8            SHAREHOLDERS’ EQUITY

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

NOTE 9            SHARE BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Under the 2011 Plan, as of September 30, 2012, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) has approved awards of stock options to purchase an aggregate of 965,000 shares of common stock to certain of the Company’s executive officers and employees (730,000 shares), a consultant (160,000 shares), non-employee directors (70,000 shares), and to a non-employee executive officer (5,000 shares).  Of these awards, as of September 30, 2012, 365,500 shares were forfeited and reverted to, and are eligible for re-grant under, the 2011 Plan.  The total shares of common stock available for grants of equity awards under the 2011 Plan was 250,500 as of September 30, 2012. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Options granted under a consulting agreement in November 2011 expire three years after the grant date and vested equally over the term of the consulting agreement, which concluded February 29, 2012.

NOTE 9            SHARE BASED COMPENSATION (CONTINUED)

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended, in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors approved awards of restricted common stock and stock options of 836,000, in the aggregate, to certain officers, employees and non-employee directors. Of these awards, as of September 30, 2012, 78,366 shares were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan.  The total shares of common stock available for grants of equity awards under the 2007 Plan was 42,366 as of September 30, 2012. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at September 30, 2012.

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

The Company recognized approximately $225,000 and $332,000 of compensation expense in continuing operations for stock option awards in its consolidated statements of operations for the fiscal years ended September 30, 2012 and 2011, respectively. The Company recognized a recovery of $(49,000) and an expense of $50,000 of compensation in discontinued operations for stock option awards in its consolidated statements of operations for the fiscal years ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was approximately $299,000 of total unrecognized compensation cost related to 365,000 shares of unvested stock option awards granted under the 2007 and 2011 Plans, which is expected to be recognized over the remainder of the weighted average vesting period (extending to February 2017).

NOTE 9            SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

The following table summarizes stock option activity under the 2011 Plan and 2007 Plan from September 30, 2011 through September 30, 2012 (there was no activity during such period in respect of 1996 Plan grants):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	1,007,500	$3.45	5.9
Granted...................................................	420,000	2.92	4.5
Exercised................................................	--	--	--
Forfeited.................................................	(285,500)	3.20	--
Expired....................................................	--	--	--
Outstanding at September 30, 2012	1,142,000	$3.31	4.7	$ --

Options expected to vest at September 30, 2012.........................	365,500	$3.49	8.9	$ --

Options vested and exercisable at September 30, 2012........................	411,500	$3.05	5.0	$ --

The table below provides additional information regarding stock option awards that were outstanding and exercisable at September 30, 2012:

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding at September 30, 2012	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$1.80 to $2.43	270,000	4.0	$2.13
$2.73 to $3.79	111,500	8.0	$3.57
$6.02	20,000	3.6	$6.02
$15.91	10,000	2.6	$15.91
	411,500	5.0	$3.05

During the fiscal years ended September 30, 2012 and 2011, the Company granted 420,000 and 925,000 stock options at weighted average grant date fair values of $0.96 and $3.44, respectively.

NOTE 9            SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Fiscal Years Ended September 30,
	2012	2011
Expected term (in years).....................................	3.0 to 5.0	5.0
Risk-free interest rate .........................................	0.04% to 0.83%	0.1% to 2.2%
Expected volatility ..............................................	63% to 69%	62% to 72%
Expected dividend yield ....................................	0%	0%
Estimated Annual Forfeiture rate	13%	--

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

Restricted Stock Awards

Under the 2007 Plan, the Compensation Committee has approved and granted awards of 183,500 shares of restricted stock, in the aggregate, to certain key employees. Of these awards, 152,634 have vested and 23,366 shares of restricted stock were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. No awards of restricted stock were made during the fiscal year ended September 30, 2012.  Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates of the grant date, typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the closing market value of the Company’s common stock as quoted on the Nasdaq Stock Market on the grant date. Compensation expense, net of forfeitures, was nominal for the fiscal year ended September 30, 2012. For the fiscal year ended September 30, 2011, the Company recognized approximately $(5,000) of compensation from continuing operations in its consolidated statements of operations related to restricted stock awards.

The following table summarizes restricted stock activity under the 2007 Plan during the fiscal year ended September 30, 2012.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2011..............	25,799	$2.04
Changes during the period:...................................
Shares granted...................................................	--	--
Shares forfeited.................................................	1,000	2.02
Shares vested....................................................	17,299	2.05
Non-vested balance at September 30, 2012.............	7,500	$2.02

NOTE 9            SHARE BASED COMPENSATION (CONTINUED)

Restricted Stock Awards (Continued)

As of September 30, 2012, there was an insignificant amount of unrecognized compensation cost related to the 7,500 shares of unvested restricted stock awards (reflected in the table above) granted under the 2007 Plan, as the remaining requisite service (vesting) period is approximately 2 months. The total fair value of shares vested during the fiscal years ended September 30, 2012 and 2011 was approximately $35,000 and $68,000, respectively.

Warrants

As of September 30, 2012, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of September 30, 2012, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 10            INCOME TAXES

The Company’s provision (benefit) for income taxes from continuing operations consists of the following United States Federal and State, and foreign components:

	For the Fiscal Years Ended September 30,
	2012	2011
U.S. Federal and state
Current	$15,110	$(56,050)
Deferred	(2,111,080)	(996,876)

Foreign:
Current	--	--
Deferred	(326,047)	16,849

Change in valuation allowance	2,437,127	980,027
Provision (benefit) from income taxes	$15,110	$(56,050)

The provision for income taxes of approximately $15,000 recorded in the fiscal year ended September 30, 2012 is attributable to U.S. state income taxes in respect of Fiscal 2011.

NOTE 10            INCOME TAXES (CONTINUED)

The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carry forwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	As of September 30,
	2012	2011
Deferred tax assets:
Net operating losses..................................................	$3,485,217	$1,185,053
Share-based compensation......................................	195,315	130,493
Excess tax over book basis in inventory................	132,525	28,717
Alternative minimum tax credit................................	99,757	99,757
Reserve for obsolete inventory...............................	73,798	--
Allowance for accounts receivable…….................	20,237	5,086
Depreciation...............................................................	--	9,116
	4,006,849	1,458,222
Valuation allowance...................................................	(3,817,896)	(1,380,769)
Net deferred tax assets..............................................	188,953	77,453

Deferred tax liabilities:
Prepaid insurance………...........................................	(142,756))	(77,453)
Depreciation................................................................	(46,197)	--
	(188,953)	(77,453)

Total	$ --	$ --

At September 30, 2012, the Company had available total net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $8,682,000 and $7,043,000, respectively, expiring through 2031, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $2,823,000 and $234,000, respectively. In addition, at September 30, 2012, the Company had total available net operating loss carryforwards for foreign income tax purposes of approximately $4,865,000 resulting in a deferred tax asset of approximately $428,000, expiring through 2017.  Total net deferred tax assets, before valuation allowances, was $3,818,000 and $1,381,000 at September 30, 2012 and 2011, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested; therefore, in accordance with U.S. generally accepted accounting principles, no provision for U.S. Federal and state income taxes would result. As of September 30, 2012, there were no accumulated earnings of any of the Company’s foreign subsidiaries.

As of September 30, 2012, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its total deferred tax assets. As of September 30, 2012 and 2011, the valuation allowances were approximately $3,818,000 and $1,381,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income tax expense (benefit)” line item of the Company’s consolidated statements of operations.

NOTE 10            INCOME TAXES (CONTINUED)

The significant elements contributing to the difference between the United States Federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Fiscal Years Ended September 30,
	2012	2011
Statutory U.S. Federal income tax rate................................	34.0%	34.0%
State taxes, net of Federal benefit..................................	2.0%	1.9%
Permanent differences.....................................................	(0.1%)	(3.3%)
Foreign tax rate differential.............................................	(17.1%)	1.8%
Valuation allowance.........................................................	(19.3%)	(34.4%)
Other..................................................................................	0.0%	2.0%
Effective tax rate....................................................................	(0.5%)	2.0%

 As of September 30, 2012 and 2011, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the statement of operations. For the periods presented in the accompanying statements of operations, no income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2009 are closed to Federal and State examination, except with respect to net operating losses generated in prior fiscal years.

NOTE 11            LOSS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Diluted loss per share data for the fiscal years ended September 30, 2012 and 2011 exclude 1,224,500 and 668,299 of outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

NOTE 12          COMMITMENTS AND CONTINGENCIES

Employment and Agreements

Pursuant to their respective employment agreements, on April 2, 2012, the Company appointed Robert Garrett Jr. and Brett Johnson as Co-Chief Executive Officers of the Company.  Mr. Garrett had previously served as a consultant to the Company pursuant to a consulting agreement since October 1, 2011. In connection with Mr. Garrett’s appointment as the Company’s Co-Chief Executive Officer, the consulting agreement was terminated effective as of February 29, 2012. As of August 1, 2012, Forward and Co-CEO, Mr. Johnson opted not to renew Mr. Johnson’s employment contract and his employment terminated August 31, 2012.

Robert Garrett Employment Agreement

Under his employment agreement, which was effective as of March 1, 2012, Mr. Garrett is currently employed as the Company’s Chief Executive Officer at an annual salary of $250,000. In executing his employment agreement, Mr. Garrett received a signing bonus of $9,167. During Mr. Garrett’s first year of employment he shall receive a bonus not less than $50,000.  In addition, during each year of his employment, Mr. Garrett is eligible to receive an annual bonus at the discretion of the Compensation Committee in a combination of cash or equity based compensation. Mr. Garrett’s employment agreement also entitles him to awards of stock options to purchase an aggregate of 200,000 shares of the Company’s common stock pursuant to the 2011 Long Term Incentive Plan.

NOTE 12          COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment and Agreements (Continued)

Robert Garrett Employment Agreement (Continued)

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

Brett Johnson Employment Agreement

Under his employment agreement, Mr. Johnson was employed as the Company’s Co-Chief Executive Officer, effective March 1, 2012, at an annual salary of $250,000.  Prior to such date, Mr. Johnson was employed as the Company’s Chief Executive Officer on an at-will basis. As of August 1, 2012, Forward and Co-CEO, Mr. Johnson, opted not to renew Mr. Johnson’s employment contract, with his employment terminating August 31, 2012. In connection with such termination of employment, Mr. Johnson is entitled to receive a severance payment equal to (12) twelve months of his salary. In connection with such termination, the Company incurred $250,000 of severance expense during the fiscal year ended September 30, 2012. In addition any unvested options pursuant to applicable equity compensation plans were immediately vested. Mr. Johnson’s employment agreement binds him to customary non-competition and non-solicitation covenants of up to one year following the expiration of the employment term.

James McKenna Employment Agreement

James O. McKenna serves as the Company’s Chief Financial Officer, Treasurer and Assistant Secretary pursuant to an Amended Employment Agreement, dated as of April 1, 2011 (the “Employment Agreement”), between the Company and Mr. McKenna.  On November 8, 2012, Mr. McKenna’s Employment Agreement was further amended (the “Amendment”) in connection with his relocation from California to Florida at the Company’s request pursuant to the move of the Company’s executive offices to West Palm Beach, Florida from Santa Monica, California. Among other things, the Amendment reduced his base salary to $210,000 per annum from $225,000 per annum, eliminated his housing allowance of $90,000 per annum (paid pursuant to the Employment Agreement), and provided for a bonus payment in the amount of $172,456, less applicable withholdings and deductions, all subject to the provisions provided in the Amendment. Up to one half of such bonus payment may be applied to reduce future bonuses due to Mr. McKenna, if any, on or prior to September 2014, pursuant to the terms and provisions of the Amendment. The term of the Employment Agreement expires on December 31, 2013, with automatic renewal for successive terms of one year each.  Pursuant to the Employment Agreement, Mr. McKenna is entitled to a payment equal to one year of his salary as severance in the event of his termination “without cause” and termination for “good reason” (as such terms are defined in the Employment Agreement).

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

NOTE 12          COMMITMENTS AND CONTINGENCIES (CONTINUED)

Guarantee Obligation (Continued)

As of February 1, 2010, such subsidiary entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $96,000 as of September 30, 2012) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  The subsidiary would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) the subsidiary or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement the subsidiary agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods until February 28, 2014, unless the subsidiary provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of the subsidiary and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, the subsidiary has granted the Swiss bank a security interest on all of the subsidiary’s assets on deposit with, held by, or credited to the subsidiary’s accounts with, the Swiss bank (approximately $751,000 at September 30, 2012). As of September 30, 2012, the Company had not incurred a liability in connection with this guarantee.

Lease Commitments

The Company rents certain of its facilities under leases expiring at various dates through September 2016. Total rent expense included in continuing operations for the years ended September 30, 2012 and 2011, amounted to approximately $456,000 and $336,000, respectively.  The following table summarizes the future minimum lease payments required under these leases.

Fiscal Year Ended September 30, 2012	Amount

2013.............................................................	$162,000
2014.............................................................	250,000
2015.............................................................	258,000
2016.............................................................	267,000
2017.............................................................	84,000
Thereafter...................................................	251,000
Total lease commitments....................	$1,272,000

NOTE 13          BINDING MEMORANDUM OF UNDERSTANDING

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

On June 21, 2012, in connection with the Company’s determination to exit its global retail business, the Company entered into a second Memorandum of Understanding (the “New MOU”) with G-Form.  Pursuant to the New MOU, among other things; (i) G-Form has repurchased from the Company certain G-Form inventory held by the Company, (ii) the Company has assisted G-Form with certain operational and sales functions previously performed by Forward for G-Form products, (iii) G-Form has offered employment and employed certain of Forward’s non-US based employees, (iv) the Company and G-Form are working together to distribute the Company’s remaining inventory of products and to transition the Company’s distribution channels relating to G-Form products to G-Form, and (v) the Company and G-Form have agreed on the settlement of advanced royalties paid under the Prior MOU.  Pursuant to the New MOU, the Prior MOU was terminated. The remaining balance of the advanced royalties as of September 30, 2012 was approximately $57,000 and included in “Current assets of discontinued operations” in the Company’s consolidated balance sheets.

NOTE 14              BUYING AGENCY AND SUPPLY AGREEMENT

On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”), dated as of March 7, 2012.  The Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China shall act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region.  The Company shall purchase products at Forward China’s cost, and shall pay a service fee on the net purchase price.  The Agreement shall terminate on March 11, 2014, subject to renewal.  Terence Wise, a director of the Company, is a principal of Forward China. During the fiscal year ended September 30, 2012, the Company recorded $691,000 of Forward China service fees, which are included as a component of costs of goods sold in continuing operations in the accompanying consolidated statements of operations. As a result of this agreement, as of September 30, 2012, the Company had substantially completed the shut down of its legacy Hong Kong sourcing, logistics and quality assurance operations.

NOTE 15          LEGAL PROCEEDINGS

Targus Group International, Inc., et al. v., Forward Industries, Johnson, et al.

On September 19, 2011, the Company, Mr. Brett Johnson (our former President and Chief Executive Officer), and one of the Company’s employees were named in a Complaint filed in Orange County Superior Court by Targus Group International, Inc. and two of its affiliates.  The Complaint alleged a claim for breach of contract against Mr. Johnson.  The Complaint further alleged a “breach of fiduciary duty/duty of loyalty” against the employee, and it asserted claims against Mr. Johnson and the Company for allegedly aiding and abetting that alleged breach.  The Complaint also asserted a cause of action against all Defendants for unfair competition.  An Amended Complaint was filed on October 11, 2011.  In addition to the claims asserted in the original Complaint, the Amended Complaint added an additional Targus affiliate as a plaintiff and named an additional employee of the Company as a defendant.  The Amended Complaint asserted a claim against that employee for breach of contract and for “breach of fiduciary duty/duty of loyalty, ” and it added new claims against the Company and Mr. Johnson for allegedly interfering with that employee’s contract and for allegedly aiding and abetting his breach of duty.  The claim for unfair competition in the Amended Complaint relies on these new allegations as well. The Company entered into a Settlement Agreement, effective as of October 17, 2012, which resolved claims between the Company and the other defendants, on the one hand, and Targus Group International, Inc. and the other plaintiffs, on the other hand, related to this action.  In connection with the Settlement Agreement, a payment was made to the plaintiffs, substantially all of which was made by the Company’s insurer. The cost of this settlement and all related expenses have been recognized in the accompanying financial statements.

Other Litigation

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of September 30, 2012, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 16          401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible United States-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. In accordance with applicable Safe Harbor provisions, the Company had elected to match 100% on the first 6% of eligible contributions by its employees through June 30, 2012, at which time the Company elected to discontinue the matching contribution. The Company's matching contributions relative to its continuing operations were approximately $48,000 and $69,000 for the years ended September 30, 2012 and 2011, respectively, and are reflected in the accompanying consolidated statements of operations.  The Company's contributions vest immediately.

NOTE 17          OPERATING SEGMENT INFORMATION

As of September 30, 2012, and during its 2011 fiscal year, the Company reported and managed its continuing operations based on a single operating segment: the design and distribution of carry and protective solutions, primarily for hand held electronic devices. Products designed and distributed by this segment include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). This segment operates in geographic regions that include primarily APAC, the Americas, and Europe. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.

On June 21, 2012, the Company determined to wind down its Retail segment, which commenced during the three-month period ended December 31, 2011, and focus solely on growing its OEM business.  The decision to eliminate the retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business. The Company expects to complete its exit of its retail business by December 31, 2012 and does not expect to have any continuing involvement in the retail business after this date.

NOTE 17          OPERATING SEGMENT INFORMATION (CONTINUED)

Revenues from External Customers

The following table presents net sales by geographic region.

	(dollars in thousands)
	Year Ended September 30,
	2012	2011
Americas:
United States..................................................................	$8,843	$2,310
Other................................................................................	1,483	4,089
Total Americas.........................................................	10,326	6,399

APAC:
Hong Kong.....................................................................	9,510	8,347
Other................................................................................	2,055	2,084
Total APAC..............................................................	11,565	10,431

Europe:
Germany..........................................................................	4,071	3,712
Poland.............................................................................	2,596	1,188
Other...............................................................................	845	1,033
Total Europe............................................................	7,512	5,933
Total net sales...............................................................	$29,403	$22,763

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting predominately of property, plant and equipment, by geographic region are as follows:

	(dollars in thousands)
	Year Ended September 30,
	2012	2011
Americas..............................................................................	$178	$324
Europe..................................................................................	1	13
APAC...................................................................................	--	54
Total long-lived assets (net).......................................	$179	$391

Supplier Concentration

The Company procures substantially all of its supply of products from independent suppliers in China.  Primary suppliers are Chinese business entities located in China.  Depending on the product, the Company may require several different suppliers to furnish component parts or pieces.  The Company purchased approximately 90% of its products from four such suppliers in the Fiscal year ended September 30, 2012 and 2011. One such supplier accounted for approximately 54% and 58% of the Company’s product purchases in the Fiscal years ended September 30, 2012 and 2011, respectively.

NOTE 17          OPERATING SEGMENT INFORMATION (CONTINUED)

Major Customers

The following customers or their affiliates or contract manufacturers accounted for more than ten percent of the Company’s net sales, by geographic region.

	Fiscal Year Ended September 30, 2012
	Americas	APAC	Europe	Total Company
Diabetic Customer A............................	2%	82%	--	33%
Diabetic Customer B.............................	21%	2%	18%	13%
Diabetic Customer C............................	12%	--	46%	16%
Diabetic Customer D............................	9%	1%	19%	8%
Other Customer C.................................	14%	--	--	5%
Other Customer D.................................	11%	--	--	4%

	Fiscal Year Ended September 30, 2011
	Americas	APAC	Europe	Total Company
Diabetic Customer A............................	--	80%	1%	37%
Diabetic Customer B.............................	36%	2%	21%	16%
Diabetic Customer C.............................	--	--	63%	16%
Other Customer A *..............................	--	--	13%	3%
Other Customer B *..............................	7%	--	12%	8%

* Other Customer A and B represented less than ten percent of the Company’s net sales of any geographic region during the fiscal year ended September 30, 2012.

Three customers (including their affiliates or contract manufacturers) accounted for approximately 76% of the Company's accounts receivable at September 30, 2012. Three customers, including their affiliates or contract manufacturers, accounted for approximately 72% of the Company's accounts receivable at September 30, 2011.

NOTE 18          SUBSEQUENT EVENTS

On November 8, 2012, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) voted to adopt the Forward Industries Incentive Compensation Plan (the “Incentive Plan”), to provide incentives to employees of the Company in the form of equity grants and cash bonus payments for achieving certain performance goals, and pursuant to which the Company will, subject to the terms therein, (1) grant a one-time restricted stock unit bonus to certain employees, (2) pay bonuses as provided therein, and (3) provide that annual bonuses for employees be made in the form of cash and restricted stock units, as provided therein.  Pursuant to the Incentive Plan and the Company’s 2011 Long Term Incentive Plan (the “2011 Plan”) and the 2007 Equity Incentive Plan, the Compensation Committee determined to award Robert Garrett, Jr., the Company’s Chief Executive Officer, and James O. McKenna, the Company’s Chief Financial Officer/Treasurer, 125,000 and 105,000 restricted stock units, respectively, and the other employees specified in the Incentive Plan.

In addition, on October 16, 2012, the Compensation Committee determined to award options to purchase 10,000 shares of the Company’s common stock pursuant to the 2011 Plan to each of the Company’s non-employee directors, in accordance with the Company’s policy for compensation of its non-employee directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  December 20, 2012

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Robert Garrett Jr.

Robert Garret Jr.
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

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 20, 2012	/s/Robert Garrett Jr.
Robert Garrett Jr.
President ,Chief Executive Officer and Director
(Principal Executive Officer)

December 20, 2012	/s/James O. McKenna
James O. McKenna
Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

December 20, 2012	/s/John Chiste
John Chiste
Director

December 20, 2012	/s/Timothy Gordon
Timothy Gordon
Director

December 20, 2012	/s/ Frank Johnson
Frank LaGrange Johnson
Chairman of the Board

December 20, 2012	/s/Owen King
Owen P.J. King
Director

December 20, 2012	/s/Howard Morgan
Howard Morgan
Director

December 20, 2012	/s/Terrance Wise
Terrance Wise
Director

Exhibit Index

3.	Articles of Incorporation and By-Laws

3(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K, as filed with the Commission on December 8, 2010)

3(ii)

Third Amended and Restated By-Laws of Forward Industries, Inc., as of August 10, 2010 (incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K, as filed with the Commission on December 8, 2010).

3(iii)	Amendment to the Third Amended and Restated By-Laws of Forward Industries, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, as filed with the Commission on February 14, 2012).

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

58
10.7

Letter Agreement, dated October 31, 2011, between Forward Industries, Inc. and RGJR Capital Partners LLC, (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 7, 2011).

10.8†

Memorandum of Understanding, dated August 30, 2011, between Forward Industries, Inc. and G-Form LLC (incorporated by reference to the Annual Report on Form 10-K, as filed with the Commission on December 15, 2011).

10.9

Buying Agency and Supply Agreement between Forward Industries, Inc. and Seaton Global Corporation, a British Virgin Islands corporation (“SGC”), dated as of March 7, 2012 (incorporated by reference to the Form 10-Q, as filed with the Commission on May 10, 2012).

10.10

Employment Agreement by and between Forward Industries, Inc. and Robert Garrett, Jr., effective as of March 1, 2012 (incorporated by reference to Form 8-K, as filed with the Commission on April 6, 2012).

10.11	Employment Agreement by and between Forward Industries, Inc. and Brett Johnson, effective as of March 1, 2012 (incorporated by reference to Form 8-K, as filed with the Commission on April 6, 2012).

10.12	Memorandum of Understanding, dated June 21, 2012, between Forward Industries, Inc. and G-Form LLC (incorporated by reference to Form 10-Q, as filed with the Commission on August 20, 2012).

10.13	Amended Employment Agreement, dated as of November 8, 2012, between Forward Industries, Inc. and James O. McKenna.

21.	Subsidiaries of the Registrant

21.1	List of Subsidiaries of Forward Industries, Inc.

23.	Consent of Independent Registered Public Accounting Firm

23.1	Consent of CohnReznick LLP

31.		Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1	Certification of Robert Garrett Jr.

	31.2	Certification of James O. McKenna

32.		Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

	32.1	Certifications of Robert Garrett Jr. and James O. McKenna (furnished herewith)

† Portions have been omitted pursuant to request for confidential treatment and the omitted portions have been separately filed with the Commission.