Form 10-Q
period 2012-12-31
FORWARD INDUSTRIES INC
filed 2013-02-14
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2012.

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
incorporation or organization)

477 Rosemary Ave., Suite 217-219, West Palm Beach, FL 33401

(Address of principal executive offices, including zip code)

(561) 456-0030

(Registrant’s telephone number, including area code)

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           [  ] Yes                    [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date February 1, 2013, was 8,112,685 shares.

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

“Fiscal 2012” refers to our fiscal year ended September 30, 2012;

“Fiscal 2013” refers to our fiscal year ending September 30, 2013;
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

 PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2012	2012
Assets:	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents........................................................................................	$3,696,500	$4,608,246
Marketable securities..................................................................................................	1,311,558	420,605
Accounts receivable, net ...........................................................................................	4,622,030	7,533,491
Inventories, net............................................................................................................	3,434,168	3,380,813
Prepaid expenses and other current assets.............................................................	274,927	367,552
Current assets of discontinued operations.............................................................	571,175	621,879
Total current assets.......................................................................................	13,910,358	16,932,586

Property and equipment, net.........................................................................................	129,843	138,774
Other assets.....................................................................................................................	40,442	40,442
Total Assets.....................................................................................................................	$14,080,643	$17,111,802

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable........................................................................................................	$3,460,007	$5,936,848
Accrued expenses and other current liabilities........................................................	1,091,829	1,725,185
Current liabilities of discontinued operations.........................................................	69,422	261,806
Total liabilities................................................................................................	4,621,258	7,923,839

Commitments and contingencies.................................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued and outstanding....................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,819,095 and 8,811,595 shares issued; and 8,112,685 and 8,105,185 shares outstanding, respectively.............................	88,191	88,116
Capital in excess of par value.....................................................................................	17,123,994	17,020,771
Treasury stock, 706,410 shares at cost.....................................................................	(1,260,057)	(1,260,057)
Accumulated deficit....................................................................................................	(6,486,161)	(6,624,926)
Accumulated other comprehensive loss.................................................................	(6,582)	(35,941)
Total shareholders’ equity...........................................................................................	9,459,385	9,187,963
Total liabilities and shareholders’ equity.................................................................	$14,080,643	$17,111,802

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
Net sales.........................................................................................................................	$6,973,370	$6,162,300
Cost of goods sold.........................................................................................................	5,473,783	4,950,975
Gross profit....................................................................................................................	1,499,587	1,211,325

Operating expenses:
Sales and marketing...............................................................................................	477,381	289,848
General and administrative..................................................................................	1,074,038	1,422,912
Total operating expenses............................................................................	1,551,419	1,712,760

Loss from operations................................................................................................	(51,832)	(501,435)

Other income (expense):
Interest income.......................................................................................................	1,820	42,127
Other income (expense), net.................................................................................	231,272	(13,767)
Total other income, net................................................................................	233,092	28,360

Income (loss) from continuing operations before income tax expense (benefit)	181,260	(473,075)
Income tax expense (benefit)......................................................................................	75	(219)
Income (loss) from continuing operations .............................................................	181,185	(472,856)
Loss from discontinued operations, net of tax of $920 and $1,859, respectively	(42,420)	(1,040,324)
Net income (loss).........................................................................................................	$138,765	$(1,513,180)
Other comprehensive income (loss)
Change in unrealized gains on marketable securities.....................................	23,744	--
Translation adjustments.....................................................................................	5,615	916
Comprehensive income (loss)...................................................................................	$168,124	$(1,512,264)

Net income (loss) per basic and diluted common share:
Income (loss) from continuing operations...............................................................	$0.02	$(0.06)
Loss from discontinued operations..........................................................................	$(0.01)	$(0.13)
Net income (loss) per share......................................................................................	$0.02	$(0.19)

Weighted average number of common and common equivalent shares outstanding
Basic and diluted ................................................................................................	8,106,897	8,091,165

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
Operating activities:
Net income (loss).............................................................................................................	$138,765	$(1,513,180)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gain on sales of marketable securities	(242,371)
Share-based compensation........................................................................................	103,298	137,165
Provision for doubtful accounts...............................................................................	32,648	--
Depreciation and amortization...................................................................................	17,248	30,305
Provision for obsolete inventory..............................................................................	(7,095)	--
Changes in operating assets and liabilities:
Accounts receivable...................................................................................................	2,630,562	(2,353,536)
Inventories...................................................................................................................	91,501	(1,084,473)
Prepaid expenses and other current assets.............................................................	253,613	(1,017,980)
Accounts payable.......................................................................................................	(2,495,935)	1,136,520
Accrued expenses and other current liabilities.......................................................	(813,228)	646,220
Net cash used in operating activities	(290,994)	(4,018,959)

Investing activities:
Purchases of marketable securities...............................................................................	(6,069,625)	--
Proceeds from sales of marketable securities..............................................................	5,456,984	--
Purchases of property and equipment.........................................................................	(8,111)	(58,543)
Proceeds from note receivable......................................................................................	--	250,000
Net cash (used in) provided by investing activities	(620,752)	191,457

Net decrease in cash and cash equivalents................................................................	(911,746)	(3,827,502)
Cash and cash equivalents at beginning of period...................................................	4,608,246	14,911,844

Cash and cash equivalents at end of period...............................................................	$3,696,500	$11,084,342

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Income taxes..........................................................................................................	$100	$ --

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1    OVERVIEW

Forward Industries, Inc. ("Forward" or the “Company”) was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer and distributor of specialty and promotional products. The Company designs, markets, and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package its products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting & recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in the Americas, the EMEA Region, and the APAC Region. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China (refer to Note 10 – Buying Agency and Supply Agreement).

On June 21, 2012, the Company determined to exit its global Retail business and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business.

In the opinion of management, the accompanying consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the fiscal year ending September 30, 2013. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and with the disclosures and risk factors presented herein and therein, respectively. The September 30, 2012 balance sheet has been derived from the audited consolidated financial statements.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward and its wholly owned subsidiaries (Forward US, Forward Switzerland, Forward HK, Forward APAC, and Forward UK). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified, in addition to discontinued operations as disclosed in Note 3, to conform to the current period presentation.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2    ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts, short-term bonds, and certificates of deposit with original contractual maturities of three months or less, predominately in U.S. dollar denominated instruments. The Company may purchase these short-term bonds with anticipated maturity of 90 days or less at a premium or discount. The Company records these investments as cash and cash equivalents net of amortization of premium or discount. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed the Federal Deposit Insurance Corporation’s insured limits. At December 31, 2012, this amount was approximately $3.2 million. Historically, the Company has not experienced any losses due to such cash concentrations.

Marketable Securities

The Company has investments in marketable securities that are classified as trading and are recorded at fair value with the corresponding unrealized holding gains or losses, net of taxes, recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the consolidated balance sheet dates. The cost of marketable securities sold is determined by the specific identification method.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived credit worthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net ninety (90) days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. In addition, the Company maintains credit insurance that provides up to 90% coverage on trade accounts with customers in the EMEA region. The Company did not require an allowance for doubtful accounts with respect to its continuing operations at December 31, 2012 or at September 30, 2012.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company’s consolidated statements of operations and comprehensive income (loss). As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. The Company did not require an allowance for obsolete inventory with respect to its continuing operations at December 31, 2012. At September 30, 2012, the allowance for obsolete inventory of the Company’s continuing operations was approximately $99,000.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2    ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the three-month periods ended December 31, 2012 and 2011, the Company recorded approximately $17,000 and $30,000 of depreciation and amortization expense, respectively.

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.  See Note 7 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statements of operations and comprehensive income (loss) and include accrued interest and penalties within the “accrued liabilities” in its consolidated balance sheets, if applicable. For the three-month periods ended December 31, 2012 and 2011, no income tax related interest or penalties were assessed or recorded.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs including inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs associated with the Company's Asia-based distribution capability, as a component of cost of goods sold in the accompanying consolidated statements of operations and comprehensive income (loss).

Foreign Currency Transactions

The functional currency of the Company and its wholly-owned foreign subsidiaries is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations and comprehensive income (loss). The net loss from foreign currency transactions and translations for continuing operations was approximately $11,000 and $32,000 for the three-month periods ended December 31, 2012 and 2011, respectively.

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

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. The Company records its financial instruments that are accounted for under Accounting Standard Codification (“ASC”) 320, “Investments-Debt and Equity Securities” (“ASC 320”) at fair value. The determination of fair value is based upon the fair value framework established by ASC 820. ASC 820 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 – valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable, thus, reflecting assumptions about the market participants.

Share-Based Compensation

The Company recognizes share-based compensation in its consolidated statements of operations and comprehensive income (loss) at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 6 Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes pricing model, determined at the deemed measurement dates over the related contract service period.

Comprehensive Income

During the three-month period ended December 31, 2012, the Company adopted the provisions of Accounting Standards Codification 220, “Comprehensive Income.” The new guidance requires the Company to present Comprehensive Income either on one continuous Statement of Operations and Comprehensive Income, or on a separate Statement of Comprehensive Income. The new guidance does not change the computation of Net Income or Comprehensive Income.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 3    DISCONTINUED OPERATIONS (CONTINUED)

Accordingly, the results of operations for the Retail division have been recorded as discontinued operations in the accompanying consolidated financial statements for the fiscal periods presented. Summarized operating results of discontinued operations are presented in the following table:

	For the Three-Month Periods Ended December 31,
	2012	2011
Net sales.........................................................................................................	$384,196	$721,229
Gross profit ...................................................................................................	152,108	186,225
Operating expenses......................................................................................	(193,829)	(1,203,060)
Other income (expense)...............................................................................	221	(21,630)
Loss from discontinued operations, net of tax of $920 and $1,859, respectively...............................................................................................	$(42,420)	$(1,040,324)

Summarized assets and liabilities of discontinued operations are presented in the following table:

	December 31,	September 30,
	2012	2012
Accounts receivable, net................................................................	$274,437	$26,186
Inventories, net................................................................................	213,181	350,942
Prepaid assets and other current assets.......................................	83,557	244,751
Total assets of discontinued operations..............................	$571,175	$621,879

Accounts payable...........................................................................	$26,780	$45,874
Accrued liabilities	42,642	215,932
Total liabilities of discontinued operations.......................	$69,422	$261,806

The Company expects to complete its exit of its Retail business within the second quarter of its 2013 fiscal year and expects to incur a loss from discontinued operations of approximately $0.1 million in the period. The Company does not expect to have any continuing involvement in the Retail business after this date.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 4    MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with ASC 320. Accordingly, the Company classifies its marketable securities as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. Effective October 1, 2012, the Company changed its classification of marketable equity securities and corporate bonds from available-for-sale to trading. As a result of this reclassification, a gross gain of $4,764 and a gross loss of $(28,508) was reclassed out of accumulated other comprehensive income (loss) and charged to earnings using a specific identification basis. Equity securities are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy under ASC 820.  Corporate bonds are carried at amortized cost, which approximates market value. The corresponding unrealized holding gains or losses, net of taxes, are recognized in earnings. The Company’s marketable securities are summarized in the table below:

	Current
	December 31,	September 30,
	2012	2012
Trading:
Cost.................................................................................................	$1,254,088	$--
Unrealized gains............................................................................	58,970	--
Unrealized losses..........................................................................	(1,500)	--
Total trading at fair value.....................................................	$1,311,558	$--
Available-for-sale:
Cost.................................................................................................	$--	$444,349
Unrealized gains............................................................................	--	4,764
Unrealized losses..........................................................................	--	(28,508)
Total available-for-sale at fair value ..................................	$--	$420,605

At December 31, 2012, the contractual maturity of debt securities in the amount of $202,500 was greater than ten years.

The net realized gain on marketable securities of $242,371 for the three-month period ended December 31, 2012 is included as a component of other income in the accompanying consolidated statements of operations and comprehensive income (loss).

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 4    MARKETABLE SECURITIES (CONTINUED)

The following table presents the Company’s fair value hierarchy for assets, consisting of marketable securities, measured at fair value on a recurring basis at December 31, 2012 and September 30, 2012:

	Level 1	Level 2	Level 3	Total
Equity securities............................	$420,605	$ --	$--	$420,605
Corporate bonds...........................	--	--	--	--
Total assets at fair value at September 30, 2012................	$420,605	$--	$--	$420,605

Equity securities............................	$1,109,058	$ --	$--	$1,109,058
Corporate bonds...........................	--	202,500	--	202,500
Total assets at fair value at December 31, 2012...............	$1,109,058	$202,500	$--	$1,311,558

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

Stock Repurchase

In September 2002 and January 2004, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of December 31, 2012, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three-month periods ended December 31, 2012 and 2011.

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the three-month period ended December 31, 2012 are summarized below:

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Accumulated Other Comprehensive Loss
Balance at September 30, 2012	$9,187,963	8,811,595	$88,116	$17,020,771	$(6,624,926)	706,410	$(1,260,057)	$(35,941)
Share-based compensation	103,298	7,500	75	103,223	--	--	--	--
Comprehensive loss:
Foreign currency translation	5,615	--	--	--	--	--	--	5,615
Net reclassification of adjustment on marketable securities	23,744	--	--	--	--	--	--	23,744
Net income	138,765	--	--	--	138,765	--	--	--
Total Comprehensive Income	168,124
Balance at December 31, 2012	$9,459,385	8,819,095	$88,191	$17,123,994	$(6,486,161)	706,410	$(1,260,057)	$(6,582)

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Under the 2011 Plan, as of December 31, 2012, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) has approved awards of stock options to purchase an aggregate of 1,315,000 shares of common stock to certain of the Company’s executive officers and employees (1,020,000 shares), a consultant (160,000 shares), non-employee directors (130,000 shares), and to a non-employee executive officer (5,000 shares).  Of these awards, as of December 31, 2012, 530,500 shares were forfeited and reverted to, and are eligible for re-grant under the 2011 Plan.  The total shares of common stock available for grants of equity awards under the 2011 Plan was 65,500 as of December 31, 2012. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2011 Plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Options granted under a consulting agreement in November 2011 expire three years after the grant date and vested equally over the term of the consulting agreement, which concluded February 29, 2012.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors approved awards of restricted common stock and stock options of 977,375, in the aggregate, to certain officers, employees and non-employee directors. Of these awards, as of December 31, 2012, 278,366 shares were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan.  The total shares of common stock available for grants of equity awards under the 2007 Plan was 100,991 as of December 31, 2012. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted  prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at December 31, 2012.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION (CONTINUED)

Stock Option Awards

Under the 2011 and 2007 Plans, the Compensation Committee has approved awards of stock options to purchase an aggregate of 1,737,500 shares of common stock to the Company’s current and certain former non-employee directors, to certain key employees, to current and certain former Company officers, and to a consultant, of which awards covering 255,000 shares from the 2007 Plan and 530,500 shares from the 2011 Plan of common stock were forfeited, with such shares reverting to the respective plans and eligible for grant. The exercise prices of the awards granted was, in each case equal, to the closing market value of the Company’s common stock on the Nasdaq Stock Market on the various grant dates.

The Company recognized approximately $64,000 and $159,000 of compensation expense in continuing operations for stock option awards in its consolidated statements of operations and comprehensive income (loss) for the three-month periods ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, there was approximately $304,000 of total unrecognized compensation cost related to 481,500 shares of unvested stock option awards granted under the 2007 and 2011 Plans, which is expected to be recognized over the remainder of the weighted average vesting period (extending to August 2016).

The following table summarizes stock option activity under the 2011 Plan and 2007 Plan, from September 30, 2012 through December 31, 2012 (there was no activity during such period with respect to the 1996 Plan grants):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	1,142,000	$3.31	4.7	$ --
Granted..............................................	120,000	1.14	9.3	--
Exercised...........................................	--	--	--	--
Forfeited............................................	365,000	3.43	--	--
Expired..............................................	--	--	--	--
Outstanding at December 31, 2012	897,000	$2.98	6.9	$ --

Options expected to vest at December 31, 2012........................	435,150	$2.90	9.0	--

Options vested and exercisable at December 31, 2012........................	414,700	$3.04	4.8	--

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

During the three-month periods ended December 31, 2012 and 2011, the Company granted 120,000 and 160,000 stock options at weighted average grant date fair values of $0.61 and $2.05, respectively.

NOTE 6    SHARE-BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Three-Month Periods Ended December 31,
	2012	2011
Expected term (in years).............................................	5.0	3.0
Risk-free interest rate..................................................	0.6% – 0.7%	0.04%
Expected volatility.......................................................	70.0% - 70.4%	69%
Expected dividend yield.............................................	0%	0%
Forfeiture rate..............................................................	5%	12%

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

Restricted Stock Awards

Under the 2011 Plan and 2007 Plan, the Compensation Committee has approved and granted awards of 554,875 shares of restricted stock, in the aggregate, to certain key employees. Of these awards, 160,134 have vested and 22,366 shares of restricted stock were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates of the grant date, typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the closing market value of the Company’s common stock as quoted on the Nasdaq Stock Market on the grant date. During the three-month periods ended December 31, 2012 and 2011, the Company recognized approximately $38,800 and $4,000, respectively, of compensation in its consolidated statements of operations and comprehensive income (loss) related to restricted stock awards.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION (CONTINUED)

Restricted Stock Awards (Continued)

The following table summarizes restricted stock activity under the 2011 Plan and 2007 Plan from September 30, 2012, through December 31, 2012.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2012..............................	7,500	$2.02
Changes during the period:
Shares granted.......................................................................	371,375	1.16
Shares vested........................................................................	(7,500)	2.02
Shares forfeited.....................................................................	--	--
Non-vested balance at December 31, 2012..............................	371,375	$1.16

                As of December 31, 2012, there was approximately $348,000 of total unrecognized compensation cost related to 371,375 shares of unvested restricted stock awards (reflected in the table above) granted under the 2011 Plan and 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods (approximately 35 months). The total grant date fair value of restricted stock that vested during the three-month period ended December 31, 2012 was approximately $15,000.

Warrants

    As of December 31, 2012, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 issued in fiscal year ended 1999 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of December 31, 2012, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 7    INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States Federal and State, and foreign components:

	For the Three-Month Periods Ended December 31,
	2012	2011
U.S. Federal and State
Current.....................................................................................	$ 75	$ --
Deferred...................................................................................	119,911	(443,943)

Foreign:
Current.....................................................................................	920	1,640
Deferred...................................................................................	(9,906)	(7,762)

Change in valuation allowance.................................................	(110,005)	451,705
Income tax expense.....................................................................	$ 995	$ 1,640

Income taxes expense from discontinued operations of $920 and $1,859 recorded in the three-month periods ended December 31, 2012 and 2011, respectively, is attributable to Forward UK. As of December 31, 2012, and September 30, 2012, the Company has no unrecognized income tax benefits.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7    INCOME TAXES (CONTINUED)

At December 31, 2012, the Company had available total net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $8,331,000 and $7,043,000, respectively, expiring through 2032, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $2,704,000 and $229,000, respectively. In addition, at December 31, 2012, the Company had total available net operating loss carryforwards for foreign income tax purposes of approximately $4,978,000 resulting in a deferred tax asset of approximately $438,000, expiring through 2018.  Total net deferred tax assets, before valuation allowances, was $3,708,000 and $3,818,000 at December 31, 2012 and September 30, 2012, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested; therefore, in accordance with U.S. generally accepted accounting principles, no provision for U.S. Federal and state income taxes would result. As of December 31, 2012, there were no accumulated earnings of any of the Company’s foreign subsidiaries.

As of December 31, 2012, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its total deferred tax assets. As of December 31, 2012 and September 30, 2012, the valuation allowances were approximately $3,708,000 and $3,818,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income tax expense (benefit)” line item of the Company’s consolidated statements of operations and comprehensive income (loss).

As of December 31, 2012 and September 30, 2012, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statement of operations. For the periods presented in the accompanying consolidated statements of operations and comprehensive income (loss), no income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2009 are closed to Federal and State examination, except with respect to net operating losses generated in prior fiscal years.

NOTE 8    INCOME (LOSS) PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Diluted income (loss) per share data for the three-month periods ended December 31, 2012 and 2011 excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9   COMMITMENTS AND CONTINGENCIES

Employment and Agreements

Robert Garrett Jr. Employment Agreement

Under his employment agreement, which was effective as of March 1, 2012, Mr. Garrett is currently employed as the Company’s Chief Executive Officer at an annual salary of $250,000. In executing his employment agreement, Mr. Garrett received a signing bonus of $9,167. During Mr. Garrett’s first year of employment he shall receive a bonus not less than $50,000.  In addition, during each year of his employment, Mr. Garrett is eligible to receive an annual bonus at the discretion of the Compensation Committee in a combination of cash or equity-based compensation. Mr. Garrett’s employment agreement also entitles him to awards of stock options to purchase an aggregate of 200,000 shares of the Company’s common stock pursuant to the 2011 Long Term Incentive Plan.

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

James O. McKenna Employment Agreement

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

NOTE 9    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Guarantee Obligation

In February 2010, Forward Switzerland and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement (the “Representation Agreement”) whereby, among other things, the European logistics provider agreed to act as Forward Switzerland's Fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, which succeeds a substantially similar agreement (except as to the amount and term of the undertaking) between the parties that expired June 30, 2009, Forward Switzerland agreed to provide an undertaking (in the form of a bank letter of guarantee) to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on its behalf.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

As of February 1, 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $99,000 as of December 31, 2012) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  Forward Switzerland would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods until February 28, 2014, unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $609,000 at December 31, 2012). As of December 31, 2012, the Company had not incurred a liability in connection with this guarantee.

NOTE 10  BUYING AGENCY AND SUPPLY AGREEMENT

On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”), dated as of March 7, 2012.  The Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China shall act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region.  The Company shall purchase products at Forward China’s cost, and shall pay a service fee on the net purchase price.  The Agreement shall terminate on March 11, 2014, subject to renewal.  Terence Wise, a director of the Company, is a principal of Forward China. During the three month period ended December 31, 2012, the Company recorded $252,000 of Forward China service fees, which are included as a component of costs of goods sold in continuing operations in the accompanying consolidated statements of operations and comprehensive income (loss).

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 11  LEGAL PROCEEDINGS

Targus Group International, Inc., et al. v., Forward Industries, Johnson, et al.

On September 19, 2011, the Company, Mr. Brett Johnson (our former President and Chief Executive Officer), and one of the Company’s employees were named in a Complaint filed in Orange County Superior Court by Targus Group International, Inc. and two of its affiliates.  The Complaint alleged a claim for breach of contract against Mr. Johnson.  The Complaint further alleged a “breach of fiduciary duty/duty of loyalty” against the employee, and it asserted claims against Mr. Johnson and the Company for allegedly aiding and abetting that alleged breach.  The Complaint also asserted a cause of action against all Defendants for unfair competition.  An Amended Complaint was filed on October 11, 2011.  In addition to the claims asserted in the original Complaint, the Amended Complaint added an additional Targus affiliate as a plaintiff and named an additional employee of the Company as a defendant.  The Amended Complaint asserted a claim against that employee for breach of contract and for “breach of fiduciary duty/duty of loyalty, ” and it added new claims against the Company and Mr. Johnson for allegedly interfering with that employee’s contract and for allegedly aiding and abetting his breach of duty.  The claim for unfair competition in the Amended Complaint relies on these new allegations as well. The Company entered into a Settlement Agreement, effective as of October 17, 2012, which resolved claims between the Company and the other defendants, on the one hand, and Targus Group International, Inc. and the other plaintiffs, on the other hand, related to this action.  In connection with the Settlement Agreement, a payment was made to the plaintiffs, substantially all of which was made by the Company’s insurer. The cost of this settlement and all related expenses have been recognized in the accompanying consolidated financial statements.

Other Litigation

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of December 31, 2012, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 12  OPERATING SEGMENT INFORMATION

As of December 31, 2012, the Company reported and managed its continuing operations based on a single operating segment: the design and distribution of carry and protective solutions, primarily for hand held electronic devices. Products designed and distributed by this segment include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). This segment operates in geographic regions that include primarily APAC, the Americas, and Europe. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.

On June 21, 2012, the Company determined to wind down its Retail segment, which commenced during the three-month period ended December 31, 2011, and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business. The Company expects to complete its exit of its Retail business by March 31, 2013 and does not expect to have any continuing involvement in the Retail business after this date.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Revenues from External Customers

The following table presents net sales by geographic region.

	(dollars in millions)
	For the Three-Month Periods Ended December 31,
	2012	2011
Americas:
United States................................................................	$2.7	$1.7
Other..............................................................................	0.2	0.3
Total Americas......................................................	$2.9	$2.0

APAC:
Hong Kong...................................................................	$1.2	$2.4
Other..............................................................................	0.9	0.4
Total APAC............................................................	$2.1	$2.8

Europe:
Germany........................................................................	$1.2	$1.0
Poland...........................................................................	0.7	0.1
Other.............................................................................	0.1	0.2
Total Europe..........................................................	$2.0	$1.3
Total net sales*..........................................................	$7.0	$6.2

* Table may not total due to rounding.

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting predominately of property, plant and equipment, by geographic region are as follows:

	(dollars in thousands)
	Year Ended September 30,
	2012	2011
Americas..........................................................................	$169	$178
Europe..............................................................................	1	1
Total long-lived assets (net)...................................	$170	$179

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2012 (the “2013 Quarter”), with those for the three months ended December 31, 2011 (the “2012 Quarter”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future.  Such forward looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward-looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report on Form 10-Q.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those we assumed and assessed.  Risks, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, could cause our future operating results to differ materially from those set forth in any forward looking statement.  There can be no assurance that any such forward looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward looking statement.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

BUSINESS OVERVIEW

Trends and Economic Environment

In June 2012, in connection with our strategic decision to focus solely on growing our OEM business, we embarked on an operational restructuring of the Company in which we implemented several key measures to improve our operating performance and return the Company to profitability. These actions included replacing our legacy sourcing and quality assurance infrastructure with a variable, lower cost, solution through our use of an exclusive, Asia-based sourcing agent (refer to Note 10 in our Notes to Consolidated Financial Statements) and rationalizing our operating expenses. With regard to our operating expenses; we have closed our offices in London, Dubai, and Saarbrucken, and relocated our corporate headquarters from Santa Monica to West Palm Beach, Florida where our costs of operation are lower; we have significantly reduced headcount through elimination of personnel dedicated to our Retail business; and we have taken action with regard to other components of our operating expenses in accordance with a rigorous cost rationalization plan. A portion of the savings generated by these actions are being reinvested towards expanding and incentivizing our sales and sales support teams focused on growing our OEM business, which we believe will result in a more streamlined and efficient use of our working capital. Although we continue to confront some legacy costs associated with the closure of our retail division and relocation of our corporate headquarters, we believe that the restructuring is substantially complete.

Forward Industries, Inc.

Our financial results for the first quarter of Fiscal 2013 have begun to reflect the benefits of this restructuring. The improvement in our gross margin in the 2013 Quarter is largely due to our lower, variable, cost structure of our Asia-based sourcing agent, who has also made meaningful progress in improving the quality of our products and diversifying our supplier base. In addition, since initiating our restructuring plan, we have significantly lowered our operating expenses through the restructuring and cost rationalization actions referred to above, even after reinvesting a portion of these cost savings back into our sales and sales support teams. Our challenge for the remainder of Fiscal 2013 shall be to sustain such operating improvements, although there can be no assurance that we will be successful in doing so.

We also remain challenged by a highly concentrated customer base and product offering. With respect to our Diabetic products line, we operate in a very price sensitive environment in which we continue to experience downward pricing pressure from our major Diabetic Products customers. Moreover, we continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases through to customers. We believe the improvements being contributed by our Asia-based sourcing agent, insofar as supplier diversification and product quality, are better positioning us to meet these challenges.

In connection with the exit of our retail business, we entered into a second Memorandum of Understanding (the “New MOU”) with G-Form in June 2012.  In accordance with this New MOU we have assisted G-Form on a short-term basis with transitioning certain operational and sales functions previously performed by Forward for G-Form products. We continue to negotiate with G-Form to distribute our remaining retail product inventory and are working with them to settle on the amount of funds owed to us as a result of the net effect of certain transactions between G-Form and us.

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

                We discuss the material accounting policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”.  There has been no material change in critical accounting policies or estimates since September 30, 2012.

The notes to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2012, and the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to our overall financial performance, operations and financial position.

Forward Industries, Inc.

RESULTS OF OPERATIONS FOR THE 2013 QUARTER COMPARED TO THE 2012 QUARTER

Income (loss) from Continuing Operations

Income from continuing operations was $0.2 million in the 2013 Quarter compared to a loss from continuing operations of  $0.5 million in the 2012 Quarter. The improvement is primarily due to increased gross profit on a higher sales base, lower general and administrative expenses, and higher other income, which were offset, in part, by higher sales and marketing expenses, as reflected in the table below:

Main Components of Net Income (Loss) from Continuing Operations
	(thousands of dollars)
	2013 Quarter	2012 Quarter	Increase (Decrease)
Net Sales..............................................................................................	$6,973	$6,162	$811

Gross Profit..........................................................................................	1,500	1,211	289
Sales and Marketing Expenses.........................................................	(477)	(290)	187
General and Administrative Expenses	(1,074)	(1,423)	(349)
Other Income, net................................................................................	233	28	205
Income taxes expense (benefit).........................................................	--	--	--
Income (loss) from continuing operations*..................................	$181	$(473)	$654

* Table may not total due to rounding.

Net income (loss) from continuing operations per basic and diluted share was $0.02 and $(0.06) for the 2013 Quarter and 2012 Quarter, respectively.

Net Sales

Net sales increased $0.8 million, or 13%, to $7.0 million in the 2013 Quarter from $6.2 million in the 2012 Quarter due to higher sales of Diabetic Products, which were offset, in part, by lower sales of Other Products, which decreased $0.3 million. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated

Net Sales for 2013 Quarter (millions of dollars)
	Americas	APAC	Europe	Total*
Diabetic products.............................	$1.8	$1.6	$1.8	$5.2
Other products..................................	1.1	0.5	0.2	1.8
Total net sales.............................	$2.9	$2.1	$2.0	$7.0

Net Sales for 2012 Quarter (millions of dollars)
	Americas	APAC	Europe	Total*
Diabetic products.............................	$0.6	$2.6	$0.9	$4.0
Other products..................................	1.4	0.3	0.4	2.1
Total net sales.............................	$2.0	$2.8	$1.3	$6.2

* Tables may not total due to rounding.

Forward Industries, Inc.

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

Sales of Diabetic products increased $1.2 million, or 27%, to $5.2 million in the 2013 Quarter, from $4.0 million in the 2012 Quarter. This increase was primarily due to sales contributed in the 2013 Quarter from the addition of a new major Diabetic products customer (Diabetic Customer D), which had not yet begun to contribute in the 2012 Quarter. In addition, higher sales in respect of new and replacement programs with two long-standing, major, Diabetic products customers (Diabetic Customers B and C) also contributed to the increase. These increases were offset, in part, by lower sales to our historically largest Diabetic products customer (Diabetic Customer A).

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

(millions of dollars)
	2013 Quarter	2012 Quarter	Increase (Decrease)
Diabetic Customer A.........................................................................	$1.2	$2.4	$(1.2)
Diabetic Customer B.........................................................................	1.0	0.5	0.5
Diabetic Customer C.........................................................................	1.5	0.7	0.8
Diabetic Customer D.........................................................................	1.1	--	1.1
All other Diabetic Customers...........................................................	0.4	0.4	--
Totals*.........................................................................................	$5.2	$4.0	$1.2

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 74% of our total net sales in the 2013 Quarter compared to 66% of our total net sales in the 2012 Quarter.

Other Product Sales

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as smartphones, tablets, GPS devices, and bar code scanners), as well as a variety of other products (such as firearms, sporting, and other recreational products) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of Other Products decreased $0.3 million, or 13%, to $1.8 million in the 2013 Quarter from $2.1 million in the 2012 Quarter. This decrease was primarily due to lower sales to a long-standing cellular customer, which decreased $0.6 million to $46 thousand in the 2013 Quarter, as well as the loss of a GPS customer, which had contributed $0.2 million to our net sales in the 2012 Quarter. These decreases were offset, in part, by higher sales to a second GPS customer, which increased $0.5 million in the 2013 Quarter, as well as the addition of camera customer, which contributed $0.2 million of new sales in the 2013 Quarter. Lesser fluctuations in other customer accounts were not individually material.

Sales of Other Products represented 26% of our net sales in the 2013 Quarter compared to 34% of our total net sales in the 2012 Quarter.

Gross Profit

Gross profit increased $0.3 million, or 24%, to $1.5 million in the 2013 Quarter from $1.2 million in the 2012 Quarter. As a percentage of sales, our gross profit improved to 22% in the 2013 Quarter from 20% in the 2012 Quarter.

Forward Industries, Inc.

This improvement was driven primarily by cost savings realized in the 2013 Quarter from the restructure of our Asia-based sourcing and quality assurance operations (refer to Note 10 - “Buying Agency and Supply Agreement” to our consolidated financial statements), which were initiated in March 2012 and substantially completed as of September 30, 2012. Such sourcing and quality assurance costs were 4% of our net sales in the 2013 Quarter compared to 7% of net sales in the 2012 Quarter. To a lesser extent, new customer accounts, as well as changes in product mix, within our “Other” products division also contributed to the improvement in our gross margin.

These improvements to our gross margin, were offset, in part, by a decline in the overall gross margin of our Diabetic Products business, and in particular, factors specific to two major Diabetic customers, as discussed more fully below:

  Net sales to Diabetic Customer C increased 110% in the 2013 Quarter from the 2012 Quarter; however, our average sales price in respect of several new and replacement programs was significantly lower than the average sales price of their predecessor programs in the 2012 Quarter. As a result, overall gross margin on net sales to Diabetic Customer C was 9% lower in the 2013 Quarter.

  Net sales to Diabetic Customer B increased 81% in the 2013 Quarter from the 2012 Quarter; however, increases in materials, labor, and other production costs passed on to us from our suppliers, combined with lower average sales prices on several newer programs, compressed our overall gross margin for this customer by 6% in the 2013 Quarter.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.2 million, or 65%, to $0.5 million in the 2013 Quarter compared to $0.3 million in the 2012 Quarter due primarily to higher personnel costs. The increase in personnel costs of $0.2 million in the 2013 Quarter was primarily as a result of: i) restructuring of the sales force compensation scheme, ii) higher sales commissions earned on higher gross profit in the 2013 Quarter, and iii) our expansion of our sales support team. Lesser fluctuations in other components of sales and marketing expenses, none of which were individually material, served to offset each other.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 25%, to $1.1 million in the 2013 Quarter from $1.4 million in the 2012 Quarter due primarily to the following:

  $0.2 million decrease in professional fees resulting primarily from consulting fees, expense reimbursements, and equity compensation paid to our Chief Executive Officer prior to his appointment to such position while serving as a strategic consultant to the Company, and to a lesser extent, lower legal fees. These decreases were offset, in part, by higher accounting fees in the 2013 Quarter.

  $0.1 million decrease in personnel costs resulting primarily from restructuring our finance and information technology departments, which included headcount reductions and salary decreases made in conjunction with the relocation of our corporate headquarters from California to Florida.

  Decreases in telecommunications, public, office, and other general and administrative expenses, which were individually immaterial, were $0.1 million in the aggregate and were offset in part by a decrease in travel, meals, and entertainment expenses.

Other Income, net

Other income, net, consisting of realized gains on investments in marketable securities, foreign currency transaction gains and losses, and interest income on cash and cash equivalent balances, increased to $0.2 million in the 2013 Quarter from $28 thousand in the 2012 Quarter. This increase was due primarily to $0.2 million of net realized and unrealized gains on investments in marketable securities in the 2013 Quarter for which there was no such activity in the 2012 Quarter, and to a lesser extent a favorable change in foreign transaction losses. These increases were offset, in part, by a $43 thousand decrease in interest income.

Forward Industries, Inc.

RESULTS OF DISCONTINUED OPERATIONS FOR THE 2013 QUARTER COMPARED TO THE 2012 QUARTER

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

Loss from Discontinued Operations

Loss from discontinued operations was $42 thousand in the 2013 Quarter compared to $1.0 million in the 2012 Quarter. This improvement was due primarily to decreases in operating expenses in the 2013 Quarter of $1.0 million. Loss from discontinued operations per basic and diluted share was $(0.01) and $(0.13) for the 2013 Quarter and 2012 Quarter, respectively.

Net Sales

Net sales from discontinued operations of $0.4 million in the 2013 Quarter included $0.1 million in product sales to various Retail customers and adjustments of $0.3 million for changes in estimated sales returns and price protection reserves resulting from settlements reached with certain Retail customers in the 2013 Quarter. In the 2012 Quarter, sales from discontinued operations were $0.7 million, which were net of sales returns, discounts, markdowns, and co-op advertising programs of $46 thousand.

Gross Profit

Gross profit from discontinued operations of $0.2 million in the 2013 Quarter benefited $0.3 million from changes in estimated sales returns that resulted from settlements reached with certain Retail customers in the 2013 Quarter (referred to above). Gross profit from discontinued operations in the 2012 Quarter was $0.2 million.

Operating Expenses

Operating expenses of discontinued operations decreased $1.0 million to $0.2 million in the 2013 Quarter from $1.2 million in the 2012 Quarter. This decrease was due primarily to lower personnel expenses, which decreased $0.7 million in the 2013 Quarter; and to a lesser extent, decreases in travel and entertainment expenses, and product development and design costs, of $0.1 million and $0.1 million, respectively. Lesser fluctuations in other components of operating expenses were not material.

Other Expense

Operating income (expense) from discontinued operations was not material in the 2013 Quarter. In the 2012 Quarter, other expense of discontinued operations, consisting of foreign currency losses, was $22 thousand.

Liquidity and Capital Resources

During the 2013 Quarter, we used $0.3 million of cash in operations, which consisted of net income of $0.1 million adjusted by $0.1 million for non-cash items (primarily realized and unrealized gains on sales of marketable securities and share based compensation), and a net use in working capital items of $0.3 million. As to working capital items, cash used in operating activities consisted of decreases in accounts payable and accrued expenses and other current liabilities of $2.5 million and $0.8 million, respectively. These changes were offset, in part, by decreases in accounts receivable, inventories, and prepaid and other current assets of $2.6 million, $0.1 million, and $0.3 million, respectively. The decrease in accounts receivable was primarily due to the timing and lower volume of sales recorded in the 2013 Quarter compared to the three-month period ended September 30, 2012. The decrease in accounts payable is due to lower materials purchases made in support of the lower sales level in the 2013 Quarter compared to the three month-period ended September 30, 2012. The decrease in accrued expenses and other current liabilities is primarily due to payment of certain accrued expenses including professional fees incurred in connection with the settlement of the Targus lawsuit, and severances incurred in connection with our restructuring.

Forward Industries, Inc.

In the 2012 Quarter, we used $4.0 million of cash in operations, which consisted of a net loss of $1.5 million, adjusted by $0.2 million for non-cash items (primarily share-based compensation), and a net use in working capital items of $2.7 million. As to working capital items, cash used in operating activities consisted of increases in accounts receivable, inventories, and prepaid and other current assets of $2.4 million, $1.1 million, and $1.0 million, respectively. These changes were offset, in part, by increases in accounts payable and accrued expenses and other current liabilities of $1.1 million and $0.6 million, respectively, which had the effect of generating cash from operating activities.

In the 2013 Quarter, net investing activities used $0.6 million of cash, which consisted of $0.6 million used for investments in marketable equity securities and $8 thousand used for purchases of property and equipment. In the 2012 Quarter, net investing activities generated $0.2 million of cash, which consisted of a partial repayment of a short-term loan made to a prospective strategic partner and $59 thousand used for purchases of property and equipment, primarily computer and telecommunications hardware and software.

There were no financing activities in the 2013 Quarter or 2012 Quarter.

At December 31, 2012, our current ratio (current assets divided by current liabilities) was 3.01; our quick ratio (current assets less inventories divided by current liabilities) was 2.22; and our working capital (current assets less current liabilities) was $9.3 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash and cash equivalents, and marketable securities on hand. The primary demands on our working capital currently are: i) operating losses, should they occur, and ii) accounts payable arising in the ordinary course of business, the most significant of which arise when we order products from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.  We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements. We expect to complete our exit of our Retail business by March 31, 2013 and do not expect to have any continuing involvement in the Retail business after this date. We anticipate an additional loss from discontinued operations of approximately $0.1 million, which we anticipate incurring during our second quarter of Fiscal 2013.

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

Forward Industries, Inc.

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the 2013 Quarter, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in internal control

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the 2013 Quarter.  Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the 2013 Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of December 31, 2012, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

Please review our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, for a complete statement of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 on page 25 of this Quarterly Report on Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of certain of such risk factors.

Forward Industries, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 2013 Quarter we did not issue or sell any securities that were not registered under the Securities Act of 1933.  During the 2013 Quarter we did not purchase any common stock or other equity securities pursuant to publicly announced plans or programs or otherwise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

Dated:  February 14, 2013

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Robert Garrett Jr.
Robert Garrett Jr.
Chief Executive Officer
(Principal Executive Officer)

By: /s/ James O. McKenna
James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)