Form 10-K/A
period 2012-09-30
FORWARD INDUSTRIES INC
filed 2013-03-07
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 0-6669

FORWARD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1950672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Rosemary Ave., West Palm Beach, FL 33401

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

☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes         ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rue 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes            ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes        ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $12,294,881.

As of March 1, 2013, 8,112,685 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Forward Industries, Inc. (“Forward” or the “Company”) for the fiscal year ended September 30, 2012 (“Fiscal 2012”), filed with the Securities and Exchange Commission (“SEC”) on December 20, 2012 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement.  Accordingly, Part III and Part IV of the Original Form 10-K is hereby amended and restated as set forth below.

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

______________________________________________

FORWARD INDUSTRIES, INC.

Annual Report on Form 10-K/A

For the Fiscal Year Ended September 30, 2012

PART III

Item 10.          Directors and Executive Officers of the Company

Set forth below are the names and ages of the directors of the Company and their principal occupations at present and for the past five years.  The directors of the Company are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.  Our executive officers are appointed by the Board of Directors of the Company (the “Board”) and serve until their successors have been duly appointed and qualified.  The Board has determined that each of Messrs. Chiste, Gordon, King and Morgan, who together comprise a majority of the Board, is independent in accordance with applicable NASDAQ standards, including without limitation, Marketplace Rule 5605(a)(2).

Name	Age	Principal Occupation

Frank LaGrange (Grange) Johnson	45

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

Owen P.J. King	48

Director since August 2010.  Mr. King has been the President and CEO of Stonehurst Management LLC, a New York-based registered investment adviser, since December 2002.  Mr. King brings significant business management, financial, and operational skills and experience to the Board.

John F. Chiste	56

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

Timothy Gordon	38

Director since April 2012. Mr. Gordon is a co-founding partner of Arditi Gordon Management LLC (AGM), a real estate investment firm, and has worked there since 2009. AGM invests in real estate recapitalizations and development opportunities, primarily in New York City and Miami. Prior to launching AGM, Mr. Gordon served as a partner of LaGrange Capital Partners from 2003 to 2008, a special situations hedge fund. Mr. Gordon began his career at the Blackstone Group in the restructuring area. Following Blackstone, Mr. Gordon worked in private equity at Palladium Equity Partners. Mr. Gordon brings significant financial experience to the Board.

Howard Morgan	52

Mr. Morgan has been the Managing Director of The Justwise Group Limited (“Justwise”) since 1997, having previously been employed by Justwise in various senior executive roles since 1989. Justwise specializes in the procurement of consumer durable products from Asia and are established suppliers to a list of major UK multi-channel retailers, offering sourcing solutions and comprehensive R&D covering the home furniture sector. Mr. Morgan brings significant business management and operational skills and experience to the Board.

Terence (Terry) Wise	64	Mr. Wise is the Chairman of The Justwise Group Limited, which he founded in 1977. In addition to his business management skills, Mr. Wise brings extensive experience in Asian markets to the Board.

Robert Garrett Jr.	45

Mr. Garrett has been the sole Chief Executive Officer since August 31, 2012 and served as Co-Chief Executive Officer from April 2012 through August 30, 2012. Mr. Garrett served as a consultant to Forward from October 2011 to February 2012 and as a director from February 2012 to April 2012. Prior to joining the Company, Mr. Garrett was the president of Arcadia Aviation, which he founded in 2005 to acquire aviation service businesses catering to the corporate jet marketplace at underdeveloped airports in close proximity to the nation’s top metropolitan areas. Previously, Mr. Garrett managed the operational turnaround of a consumer products company on behalf of Union Capital Corporation, a New York private equity firm. Before Union Capital, Mr. Garrett worked for Sony Corporation where he was the senior financial executive of a joint venture between Sony Corporation of America and Sony Pictures. Mr. Garrett serves on the Board of Directors of the YMCA of Greater New York and the Interfaith Center of New York.

The Board has an Audit Committee, Compensation Committee and Nominating and Governance Committee.  Current committee membership is shown in the table below:

Current Directors:	Audit Committee	Compensation Committee	Nominating and Governance Committee
Grange Johnson

John F. Chiste	X (Chairman)	X	X

Owen P.J. King	X	X	X (Chairman)

Timothy Gordon	X	X (Chairman)	X

Howard Morgan

Terry Wise

Robert Garrett Jr.

Business Background and Qualifications of Executive Officers

The following table sets forth certain information with respect to each person who is currently an executive officer of Forward, and is based on our records and information furnished to us by such persons.

Name	Age	Position with Forward	Held Office Since
Robert Garrett Jr.	46	Chief Executive Officer	2012
James O. McKenna	39	Chief Financial Officer, Treasurer and Assistant Secretary	2008

ROBERT GARRETT JR., please see Directors and Officers of the Company above, for biographical information for Mr. Garrett.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our directors and executive officers and persons who beneficially own more than ten percent of each class of our equity securities that is registered under the Exchange Act are required to file the following reports with the Commission:  Form 3 initial reports of ownership and status as an officer or director; Form 4 reports of changes in ownership of our common stock, par value $.01 per share (“Common Stock”), and other equity securities of the Company; and Form 5 reports with respect to any fiscal year in which other reports may not have been filed.  To our knowledge, based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to us during the fiscal year ended September 30, 2012, and Form 5 reports and amendments thereto furnished to us with respect to that fiscal year, and based on written representations that no Form 5 or other reports were required with respect to the fiscal year ended September 30, 2012, all Section 16(a) filing requirements applicable to our officers and directors and beneficial owners of more than ten percent of our Common Stock were complied with on a timely basis, except the following: Mr. Brett Johnson, the Company’s former President and Co-Chief Executive Officer, late-filed one Form 4 (one transaction).

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

Grange Johnson has served as non-executive Chairman of the Board since August 2010.  Robert Garrett Jr. has served as Chief Executive Officer since August 31, 2012, and as Co-Chief Executive Officer with Brett M. Johnson until the end of Mr. Brett Johnson’s employment with the Company on August 31, 2012. We believe that it remains in the best interest of the Company to continue to separate the roles of Chairman of the Board and Chief Executive Officer. This arrangement has allowed our Chairman to lead the Board, while our Chief Executive Officer focuses primarily on managing the daily operations of the Company. The separation of duties provides strong leadership for the Board while allowing the Chief Executive Officer to be the leader of the Company for customers, employees and operations. We do not have a Lead Independent Director. Rather, the Audit, Compensation, and Nominating and Governance Committees are each comprised solely of independent directors, and they provide strong independent leadership that influences the governance of the Company.

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

Audit Committee

The Company has a separately standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act.  Our Audit Committee is governed by a written Charter approved by the Board.  A copy of the Charter, as amended, is available for viewing at our web site at: http://www.forwardindustries.com/corporate_governance.php.  The members of the Audit Committee are Messrs. Chiste, King and Gordon.  Each of Messrs. Chiste, King and Gordon is an independent director.  The Audit Committee held five meetings during the fiscal year ended September 30, 2012.

Audit Committee Financial Expert.  The Board has determined that Mr. Chiste, who is currently a member and the chairman of the Audit Committee of the Board, is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

Item 11.          Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information for the fiscal years ended September 30, 2012 and 2011, showing all compensation paid or earned for services rendered in all capacities for those years of service by (i) each person who served as our principal executive officer at any time during those periods, and (ii) our Chief Financial Officer, who was the only other executive officer whose total compensation exceeded $100,000 during such periods.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards (3)	All Other Compensation ($) (4)	Total ($)
Robert Garrett Jr. (1) Chief Executive Officer	2012 2011	145,833 --	38,334 --	298,330 (4) --	155,390 --	637,887 --
James O. McKenna Chief Financial Officer	2012 2011	225,000 200,000	86,228 175,000	-- 221,300	101,528 67,838	412,756 664,138

Brett M. Johnson (2) Chief Executive Officer	2012 2011	229,167 250,000	-- --	-- 434,000	261,292 23,438	490,458 707,438

(1)

Mr. Robert Garrett, Jr. has been the sole Chief Executive Officer of the Company since August 31, 2012 and served as Co-Chief Executive Officer from April 2012 through August 30, 2012. Mr. Garrett was not a principal executive officer prior to April 2012.

(2)

Mr. Brett Johnson was appointed Chief Executive Officer August 10, 2010. Effective March 1, 2012, Mr. Brett Johnson became Co-Chief Executive Officer. The Company and Mr. Johnson opted not to renew Mr. Johnson’s employment contract and his employment ended on August 31, 2012.

(3)

The amount shown under “Options Awards” represents the aggregate grant date fair value of the awards in each year shown in the Table computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.  See Note 7 to the Financial Statements included in the Original Form 10-K for a description of the assumptions used in valuing awards of stock options and restricted stock grants.

(4)

Mr. Garrett served as a consultant to the Company pursuant to a consulting agreement as of October 1, 2011 (the “Consulting Agreement”).  Under the Consulting Agreement, Mr. Garrett was awarded options to purchase up to 160,000 shares of common stock of the Company at an exercise price of $2.05, the closing fair market value on November 3, 2011, the grant date. Such options have a three year term and vest in six equal installments beginning November 15, 2011 and then on the last day of each month commencing November 30, 2011 through March 31, 2012, subject to RGJR Capital Partners LLC’s and Mr. Garrett’s continued involvement with the Company.  Under the Consulting Agreement, the Company paid RGJR a monthly fee of $30,000. The Consulting Agreement terminated effected February 29, 2012.

(3)	The following table sets forth the components of All Other Compensation except as otherwise noted.

ALL OTHER COMPENSATION
Name	Fiscal Year	Auto ($)	Company Contributions to Retirement & 401(K) Plans ($)	Housing Allowance ($)	Other ($)	Total ($)
Robert Garrett Jr.	2012	5,390	--	--	150,000(1)	155,390
James O. McKenna	2012 2011	3,653 7,778	7,875 15,060	90,000 45,000	--	101,528 67,838
Brett M. Johnson	2012 2011	709 10,067	9,043 13,371	-- --	251,540(2)	261,292 23,438

(1)	Represents amounts paid to Mr. Garrett pursuant to the Consulting Agreement prior to his appointment as Co-Chief Executive Officer.

(2)	Represents severance amounts due pursuant to Mr. Johnson’s employment agreement following the end of Mr. Johnson’s employment on August 31, 2012.

No non-equity incentive compensation was paid to any of the Named Executive Officers in Fiscal 2012 (excluding the signing bonus of $9,167 paid to Mr. Garrett), or the fiscal year ended September 30, 2011 because financial targets established by the Compensation Committee in order to earn such compensation were not achieved in any such year.

All items of “All Other Compensation” in the table in note (4) above for Mr. McKenna were paid in accordance with the terms of the Amended Employment Agreement, dated as of April 1, 2011, between the Company and Mr. McKenna.

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

In November 2011, pursuant to the Consulting Agreement, Mr. Garrett was awarded options to purchase 160,000 shares of Common Stock.  Upon his employment with the Company as its Co-Chief Executive Officer, Mr. Garrett was awarded options pursuant to the terms of his employment agreement. Please see “Employment Agreements – Employment Agreement with Robert Garrett Jr.”

Employment Agreements

Employment Agreement with Robert Garrett Jr.

Pursuant to the Employment Agreement, effective as of March 1, 2012 (the “Garrett Employment Agreement”), between the Company and Robert Garrett Jr., Mr. Garrett is employed as the Chief Executive Officer of the Company. The Garrett Employment Agreement provides for an annual salary of $250,000. In executing his employment agreement, Mr. Garrett received a signing bonus of $9,167. During Mr. Garrett’s first year of employment he shall receive a bonus of not less than $50,000 cash, to be paid in four quarterly equal installments. During each year of his employment, Mr. Garrett is eligible to receive an annual bonus at the discretion of the Compensation Committee in a combination of cash or equity based compensation.

In connection with Mr. Garrett’s appointment as Chief Executive Officer, Mr. Garrett was granted options to purchase 140,000 shares of the Company’s common stock pursuant to the Company’s 2011 Long Term Incentive Plan. The grant date of this award is April 4, 2012 and the exercise price is $3.00 per share for the first 100,000 options, and $3.77 per share for the second 40,000 options. The vesting schedule is as follows: (i) 66,666 of the options shall vest on first anniversary of the grant date; (ii) 66,666 of the options shall vest on second anniversary of the grant date; and (iii) the remainder shall vest on the third anniversary of the grant date. In addition, pursuant to Mr. Garrett’s employment agreement, he was granted options to purchase an additional 60,000 shares of the Company’s common stock, on October 1, 2012, with an exercise price equal to $3.77 per share, for the first 10,000 options, and $5.31 per share for the second 50,000 options. The additional 60,000 options become exercisable on April 3, 2015 and shall vest on the third anniversary of the grant date.

Mr. Garrett’s employment agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). In the event the Company provides such notice of non-renewal after the first term, Mr. Garrett would be entitled to receive a severance payment equal to six (6) months of his salary. In the event the Company provides such notice of non-renewal in any subsequent term, Mr. Garrett would be entitled to receive a severance payment equal to three (3) months of his salary. If the Company gives such notice for reasons other than non-renewal, death, disability or cause and no change of control (as defined in the employment agreement) has occurred, Mr. Garrett would be entitled to receive: (i) (A) in the case of a termination by the Company without cause, salary at the then prevailing rate for the greater of six months or the balance of the term as severance, or (B) if Mr. Garrett terminates his employment agreement for good reason under circumstances that do not constitute a change in control (as this term is defined in his agreement) severance equal to six (6) months of salary at the then prevailing rate; (ii) health insurance for Mr. Garrett and his family to be paid for by the Company for a period equal to the greater of six months or the balance of the term; (iii) accrued discretionary bonus, if any; and (iv) immediate vesting of any unvested options pursuant to applicable equity compensation plans. If Mr. Garrett’s employment is terminated without cause, or if he terminates his employment for good reason (as defined in the employment agreement), in either case within one year of a change of control (as defined), he is entitled to receive the following payments and benefits: (i) severance equal to 12 months of salary; (ii) health insurance for Mr. Garret and his family to be paid for by the Company for a period equal to 12 months; (iii) accrued discretionary bonus, if any; and (iv) immediate vesting of any unvested options pursuant to applicable equity compensation plans.

Mr. Garrett’s employment agreement binds him to customary non-competition and non-solicitation covenants of up to one year following the expiration of the employment term, in addition to certain confidentiality, employee non-solicitation, and intellectual property covenants.

Employment Agreement with James O. McKenna

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

Severance Agreement with Brett Johnson

The Company and Mr. Johnson opted not to renew his employment contract and his employment ended on August 31, 2012. Mr. Johnson entered into an agreement and release with the Company on August 29, 2012, which provides, among other things, that Mr. Johnson is entitled to receive his current annual salary of $250,000 through August 1, 2013, less applicable withholdings and deductions, in accordance with the Company’s standard payroll procedures.

See “Potential Payments upon Termination or Change in Control” for further discussion on termination, retirement and change-in-control provisions of the employment agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the amount and value of equity-based awards granted to the Named Executive Officers that were outstanding at the end of Fiscal 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robert Garrett Jr.	--	100,000	3.00	4/3/2022
	--	40,000	3.77	4/3/2022
	160,000	--	2.05	11/2/2014
James O. McKenna	--	100,000	3.73	3/08/2021	2,500	5,050
	--	7,500	3.36	12/21/2020
	5,000	2,500	2.02	12/10/2019
Brett M. Johnson	--	200,000	3.55	11/29/2012	--	--

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

Potential Payments Upon Termination or a Change in Control

Under the Garrett Employment Agreement, Mr. Garrett is entitled to payments equal to six (6) months of his salary if his employment agreement is not renewed during the first term and a severance payment equal to three (3) months of his salary if not renewed in subsequent terms. If Mr. Garrett is terminated without cause, he will be entitled to receive salary at the then prevailing rate for the greater of six months or the balance of the term as severance.  If Mr. Garrett terminates his employment agreement for good reason under circumstances that do not constitute a change in control (as this term is defined in his agreement) severance equal to six (6) months of salary at the then prevailing rate. Under both circumstances, Mr. Garrett will also be entitled to (i) receive health insurance for Mr. Garret and his family to be paid for by the Company for a period equal to the greater of six (6) months or the balance of the term; (ii) accrued discretionary bonus, if any; and (iii) immediate vesting of any unvested options pursuant to applicable equity compensation plans. If Mr. Garrett’s employment is terminated without cause, or if he terminates his employment for good reason (as defined in the employment agreement), in either case within one year of a change of control (as defined), he is entitled to receive the following payments and benefits: (i) severance equal to 12 months of salary; (ii) health insurance for Mr. Garrett and his family to be paid for by the Company for a period equal to 12 months; (iii) accrued discretionary bonus, if any; and (iv) immediate vesting of any unvested options pursuant to applicable equity compensation plans.

Under the Employment Agreement, as amended, Mr. McKenna is entitled to a payment equal to one year of his salary as severance in the event of his termination “without cause” and termination for “good reason” (as such terms are defined in the Employment Agreement).  The Company’s election to give notice of non-renewal in connection with the end of the term is considered to be termination without cause.

The table below sets forth information concerning the potential payments upon termination of employment for each Named Executive Officer to whom the Company has a post-employment compensation obligation.  Information is provided as if the termination, death, disability, or change in control had occurred as of September 30, 2012.  No Named Executive Officer was entitled to non-equity incentive compensation (bonus) in Fiscal 2011, because the Company’s operating and other results failed to meet the targets established by the Compensation Committee of the Board in order for such compensation to be earned.

POTENTIAL PAYMENTS UPON TERMINATION
Name	Termination For Cause (1)	Termination without Cause or by Executive for Good Reason	Termination upon disability or death (1)
Robert Garrett, Jr.	--	(2)
James O. McKenna	--	210,000	--

(1)

The amounts owed under these circumstances would be limited to accrued salary and benefits payable at the time such termination occurred.  Had the executive qualified to earn bonus during the fiscal year, the executive would have been entitled to his pro rata share of bonus at termination (no bonus is earned during any period the executive is determined to be disabled).

(2)

Mr. Garrett would be entitled to payments depending on the time remaining under the terms of the Garrett Employment Agreement , and the method of termination, in addition to other benefits payable at the time of termination. See Potential Payments Upon Termination or a Change in Control for the description of the Garrett Employment Agreement for a description of the terms of any potential payments upon termination.

Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each director who served on the Board during the fiscal year ended September 30, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Current Directors
Grange Johnson	72,500	--	72,500
John Chiste	37,000	--	37,000
Owen P.J. King	33,500	--	33,500
Timothy Gordon	15,500	--	15,500
Howard Morgan	15,500	--	15,500
Terry Wise	15,500	--	15,500
Robert Garrett Jr.	--	--	--
Former Directors
Ciara Burnham	35,500	--	35,500
Fred Hamilton	16,500	--	16,500
Stephen L. Key	18,000	--	18,000
Louis Lipschitz	16,500	--	16,500

(1)

The dollar values under “Option Awards” represent the aggregate grant date fair value of the award to the Company computed in accordance with FASB ASC Topic 718.  See Note 7 to the Financial Statements included in the Original Form 10-K for a description of the assumptions used in valuing awards of stock options.

Our program for compensation of non-employee directors provides for each non-employee director to receive an annual retainer of $20,000, payable in quarterly increments of $5,000, and for the chairman of each committee to receive an additional $2,000 retainer per committee chair.  In addition, each non-employee director receives $2,000 for each board meeting attended (except those held via conference call, which are $500 per conference call) and $1,000 for each committee meeting attended (unless attended in conjunction with a board meeting, in which case no additional fee is paid) and is entitled to reimbursement for actual and reasonable travel expenses incurred for attendance at such meetings.  Effective as of January 1, 2012, our policy was revised to provide for the non-executive Chairman of the Board to receive an aggregate annual retainer of $60,000, payable in quarterly increments of $15,000.  In addition, options to purchase 10,000 shares of Common Stock are generally granted annually at an exercise price equal to the market price on the date of the grant as quoted on the Nasdaq Capital Market.  Executive officers who also serve on the Board receive no director’s compensation for such service.  In the event any director ceases to serve as director, such options generally expire 90 days after the termination of the director relationship.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

Long-term equity based compensation is accomplished under the Forward Industries 2007 Equity Incentive Plan, as amended (the “2007 Plan”), adopted by the Company and by its shareholders in May 2007 and amended February 2009, and the 2011 Plan, adopted by the Company and by its shareholders in March 2011.  Under the 2007 Plan, as of September 30, 2012, 800,000 shares of Common Stock were authorized for grants of awards of stock options and restricted stock, of which 42,366 shares remain available for grant.  Under the 2011 Plan, as of September 30, 2012, 850,000 shares of Common Stock were authorized for grants of awards of stock options and restricted stock, of which 250,000 shares remain available for grant.  There are options to purchase 30,000 shares of Common Stock outstanding under the 1996 Stock Incentive Plan.

Information relating to securities authorized for issuance under equity compensation plans as of September 30, 2012, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding shares reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,142,000	$3.31	292,866
Equity compensation plans not approved by security holders	--	--	--
Total	1,142,000	$3.31	292,866

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information, as of March 1, 2013, with respect to the beneficial ownership of our Common Stock by (i) each director, (ii) each shareholder who, based on publicly available records, is known by the Company to own beneficially more than five percent (5%) of the Company’s Common Stock and (iii) all our current directors and executive officers, as a group (nine persons).  Unless otherwise stated, the address of each person in the table below is c/o Forward Industries, Inc., 477 Rosemary Ave., West Palm Beach, FL 33401.

Identity of Beneficial Owner	Number of Shares of Common Stock	Percent of Class
Directors and Executive Officers:
Robert Garrett Jr. (a)	351,666	4.2%
James McKenna (b)	129,425	1.6%
Grange Johnson (c) (d)	547,848	6.7%
Owen P.J. King (c)	20,000	*
John F. Chiste (c)	20,000	*
Timothy Gordon (e)	9,500	*
Howard Morgan	--	--
Terry Wise (f)	1,583,541	19.5%
5% or Greater Shareholders:
BlackRock, Inc. (g)	420,966	5.2%
LaGrange Capital Partners, L.P. (d)	433,478	5.6%

All directors and executive officers as a group (8 persons) (h)	2,595,314	31.1%

*Less than 1 percent

(a)

Includes (i)160,000 shares of Common Stock subject to options exercisable as of August 23, 2012, (ii) 66,666 shares of Common Stock subject to options exercisable within 60 days of March 1, 2013, and (iii) 125,000 of restricted stock units that vest over three years from November 8, 2012.

(b)

Includes (i) 1,425 shares of Common Stock held by Mr. McKenna’s spouse, as separate property, (ii) 7,000 shares of restricted Common Stock previously granted under Forward's equity plans, (iii) 10,500 shares of Common Stock subject to options exercisable within 60 days of March 1, 2013, and (iii) 105,000 shares of restricted Common Stock that vest over three years from November 8, 2012.

(c)	Includes 20,000 shares of Common Stock subject to options exercisable within 60 days of March 1, 2013.

(d)

Mr. Johnson is a member of a Section 13(d) group that beneficially owns in excess of 10% of the Company’s outstanding shares of Common Stock. Mr. Johnson jointly files Forms 4 with LaGrange Capital Partners, L.P., LaGrange Capital Partners Offshore Fund, Ltd., LaGrange Special Situations Yield Master Fund, Ltd., LaGrange Capital Management, L.L.C. and LaGrange Capital Administration, L.L.C with respect to the Company’s shares. As a member of the Section 13(d) group and in light of his relationships with such other entities, Mr. Johnson may be deemed to beneficially own 527,848 shares of the Company beneficially owned in the aggregate by such other entities. Mr. Johnson disclaims beneficial ownership of all such securities of the Company except to the extent of his or its pecuniary interest therein.

(e)	Includes 3,000 shares of Common Stock held in trust for Mr. Gordon’s minor children.

(f)	Derived from an amendment to Schedule 13D, filed with the SEC on October 31, 2012. The address of Mr. Wise is Brambledown, 8 Valley Way, Gerrards Cross, Buckinghamshire SL9 7PN, United Kingdom.

(g)	Derived from an amendment to Schedule 13G filed with the SEC on February 8, 2013. The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(h)	Includes 297,166 shares of Common Stock subject to options that are either currently exercisable or that are expected to be exercisable within 60 days of March 1, 2013.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

See “Executive Compensation” for information relating to compensation arrangements between the Company and its executive officers and between the Company and its non-employee directors.

On April 2, 2012, the Board appointed Mr. Brett Johnson as the Company’s Co-Chief Executive Officer.  Brett Johnson is the brother of Grange Johnson, the Chairman of the Board.  Forward and Mr. Johnson opted not to renew Mr. Johnson’s employment contract and his employment with the Company ended on August 31, 2012.

On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Agreement”) with Seaton Global Corporation, a British Virgin Islands corporation (“SGC”), dated as of March 7, 2012.  The Agreement provides that, upon the terms and subject to the conditions set forth therein, SGC shall act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region.  The Company shall purchase products at SGC’s cost, and shall pay a service fee on the net purchase price.  The Agreement shall terminate on March 11, 2014, subject to renewal.  Terry Wise, a director of the Company, is a principal of SGC.  From the entry into the Agreement through September 30, 2012, and for the period of October 1, 2012 through January 31, 2013, the Company recorded SGC service fees of approximately $691,000, and $390,000, respectively.

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

After reviewing any material relationships that any of our directors may have with the Company that could compromise his or her ability to exercise independent judgment in carrying out his responsibilities, our Board has determined that each of Messrs. Chiste, Gordon, King and Morgan who together comprise a majority of the Board, is independent in accordance with applicable NASDAQ standards.  The Company has a separately standing Audit Committee, Compensation Committee and Nominating and Governance Committee.  Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee have a written charter approved by the Board, current copies of which are available at the Company’s web site at http://www.forwardindustries.com/corporate_governance.php.  Messrs. Chiste, Gordon and King constitute in different combination the entire membership of each of the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the Board in compliance with the independence standards of NASDAQ Marketplace Rules 5605(c)(2), 5605(d), and 5605(e), respectively.

Item 14.          Principal Accountant Fees and Services

Our Audit Committee pre-approved all audit and non-audit services involving CohnReznick LLP (formerly J.H. Cohn, “CohnReznick”), the Company’s independent auditors for Fiscal 2012.  The Audit Committee must pre-approve all audit and non-audit services involving CohnReznick, the Company’s independent auditors for the fiscal year ending September 30, 2013.  Unless an audit or non-audit type of service to be provided to the Company by our independent registered public accounting firm has received general pre-approval from the Audit Committee, it requires specific pre-approval by the Audit Committee.  In addition to review and audit work necessary for the Company to file required reports under the Exchange Act (i.e., quarterly reports on Form 10-Q and annual reports on Form 10-K), the Company’s independent auditors may perform non-audit services other than those prohibited by the Sarbanes-Oxley Act of 2002, provided that they are pre-approved by the Audit Committee.  Non-audit services that our independent accountants may not provide include:  bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinions or contribution-in-kind reports; actuarial services; internal audit outsourcing services; and legal services and expert services unrelated to the audit.

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

The following table sets forth the aggregate fees for professional services billed to us by CohnReznick for professional services rendered during the fiscal years ended September 30, 2012 and 2011.

Fiscal Year Ended September 30,
	2012	2011
Audit Fees (1)	$ 141,650	$ 192,385
Audit-related Fees (2)	--	--
Tax Fees (3)	--	--
Other Fees (4)	--	--
	$ 141,650	$ 192,385

(1)

Includes fees billed by CohnReznick for audit of our audited consolidated financial statements for the fiscal years ended September 30, 2012 and 2011, and for reviews performed by CohnReznick with respect to our unaudited, quarterly consolidated financial statements published during such periods included in Form 10-Q, including services in connection with statutory and regulatory filings, such as the issuance of consent letters.

(2)

Includes the aggregate fees billed for the fiscal years ended September 30, 2012 and 2011, for assurance and related services by CohnReznick that are reasonably related to the performance of the audit or review of Forward’s financial statements and not reported under Audit-related Fees.  The Company incurred no such cost in either period.

(3)

Includes the aggregate fees billed for the fiscal years ended September 30, 2012 and 2011, for tax compliance and tax advice including preparation and filing of the Company’s U.S. Federal and state income tax returns by CohnReznick.  The Company incurred no such cost in either period.

(4)

Includes the aggregate fees billed for the fiscal years ended September 30, 2012 and 2011, by CohnReznick and not included in the other categories included in the table.  The Company incurred no such cost in either period.

PART IV

Item 15.          Exhibits And Financial Statement Schedules

a.   Financial Statements

Report of Independent Registered Public Accounting Firm (Previously filed as page 31 to the Original Form 10-K, filed December 20, 2012).
Consolidated Balance Sheets (Previously filed as page 32 to the Original Form 10-K, filed December 20, 2012).
Consolidated Statements of Operations (Previously filed as page 33 to the Original Form 10-K, filed December 20, 2012).
Consolidated Statements of Shareholders’ Equity (Previously filed as page 34 to the Original Form 10-K, filed December 20, 2012).
Consolidated Statements of Cash Flows (Previously filed as page 35 to the Original Form 10-K, filed December 20, 2012).
Notes to Consolidated Financial Statements (Previously filed as pages 36 to 54 to the Original Form 10-K, filed December 20, 2012).

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

10.8†	Memorandum of Understanding, dated August 30, 2011, between Forward Industries, Inc. and G-Form LLC.

10.9	Buying Agency and Supply Agreement between Forward Industries, Inc. and Seaton Global Corporation, a British Virgin Islands corporation (“SGC”), dated as of March 7, 2012 (incorporated by reference to the Form 10-Q, as filed with the Commission on May 10, 2012).

10.10	Employment Agreement by and between Forward Industries, Inc. and Robert Garrett, Jr., effective as of March 1, 2012 (incorporated by reference to Form 8-K, as filed with the Commission on April 6, 2012).

10.11	Employment Agreement by and between Forward Industries, Inc. and Brett Johnson, effective as of March 1, 2012 (incorporated by reference to Form 8-K, as filed with the Commission on April 6, 2012).

10.12	Memorandum of Understanding, dated June 21, 2012, between Forward Industries, Inc. and G-Form LLC (incorporated by reference to Form 10-Q, as filed with the Commission on August 20, 2012).

10.13**	Amended Employment Agreement, dated as of November 8, 2012, between Forward Industries, Inc. and James O. McKenna.

21. Subsidiaries of the Registrant

21.1**	List of Subsidiaries of Forward Industries, Inc.

23. Consent of Independent Registered Public Accounting Firm

23.1**	Consent of CohnReznick LLP

31. Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

31.1**	Certification of Robert Garrett Jr.

31.2**	Certification of James O. McKenna

32. Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

32.1**	Certifications of Robert Garrett Jr.and James O. McKenna (furnished herewith)

___________

†	Portions have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

*	Filed herewith.

**	Previously filed with the Original Form 10-K, filed December 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2013.

FORWARD INDUSTRIES, INC.
(Registrant)

By:	/s/ Robert Garrett Jr.
	Name:	Robert Garrett Jr.
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ James O. McKenna
	Name:	James O. McKenna
	Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 30, 2012.

By:	/s/ Robert Garrett Jr.	March 7, 2013
	Robert Garrett Jr., President, Chief Executive Officer and Director(Principal Executive Officer)	Date

By:	/s/ James O. McKenna	March 7, 2013
	James O. McKenna, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date

By:	/s/ Frank LaGrange Johnson	March 7, 2013
	Frank LaGrange Johnson, Chairman of the Board	Date

By:	*	March 7, 2013
	Owen P. J. King, Director	Date

By	*	March 7, 2013
	Howard Morgan, Director	Date

By	*	March 7, 2013
	Terrance Wise, Director	Date
*By:	/s/ Frank LaGrange Johnson	March 7, 2013
	Frank LaGrange Johnson, Attorney-in-fact	Date

Exhibit Index

3. Articles of Incorporation and By-Laws

3(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K, as filed with the Commission on December 8, 2010).

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

10.8†	Memorandum of Understanding, dated August 30, 2011, between Forward Industries, Inc. and G-Form LLC.

10.9	Buying Agency and Supply Agreement between Forward Industries, Inc. and Seaton Global Corporation, a British Virgin Islands corporation (“SGC”), dated as of March 7, 2012 (incorporated by reference to the Form 10-Q, as filed with the Commission on May 10, 2012).

10.10	Employment Agreement by and between Forward Industries, Inc. and Robert Garrett, Jr., effective as of March 1, 2012 (incorporated by reference to Form 8-K, as filed with the Commission on April 6, 2012).

10.11	Employment Agreement by and between Forward Industries, Inc. and Brett Johnson, effective as of March 1, 2012 (incorporated by reference to Form 8-K, as filed with the Commission on April 6, 2012).

10.12	Memorandum of Understanding, dated June 21, 2012, between Forward Industries, Inc. and G-Form LLC (incorporated by reference to Form 10-Q, as filed with the Commission on August 20, 2012).

10.13**	Amended Employment Agreement, dated as of November 8, 2012, between Forward Industries, Inc. and James O. McKenna.

21. Subsidiaries of the Registrant

21.1**	List of Subsidiaries of Forward Industries, Inc.

23. Consent of Independent Registered Public Accounting Firm

23.1**	Consent of CohnReznick LLP

31. Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

31.1**	Certification of Robert Garrett Jr.

31.2**	Certification of James O. McKenna

32. Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

32.1**	Certifications of Robert Garrett Jr.and James O. McKenna (furnished herewith)

___________

†	Portions have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

*	Filed herewith.

**	Previously filed with the Original Form 10-K, filed December 20, 2012.