Form 10-K/A
period 2012-09-30
FORWARD INDUSTRIES INC
filed 2013-04-19
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A is to provide certain certifications pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, which were not filed with Amendment No. 1 to the Form 10-K of Forward Industries, Inc. (“Forward” or the “Company”), which was filed with of the Securities and Exchange Commission (“SEC”) on March 7, 2013.  The original Annual Report on Form 10-K of the Company (the “Original Form 10-K”) for the fiscal year ended September 30, 2012 (“Fiscal 2012”), was filed with the SEC on December 20, 2012. Ministerial corrections to the Exhibit Index have also been included.

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

10.9†	Buying Agency and Supply Agreement between Forward Industries, Inc. and Seaton Global Corporation, a British Virgin Islands corporation (“SGC”), dated as of March 7, 2012 (incorporated by reference to the Form 10-Q, as filed with the Commission on May 10, 2012).

10.10	Employment Agreement by and between Forward Industries, Inc. and Robert Garrett, Jr., effective as of March 1, 2012 (incorporated by reference to Form 8-K, as filed with the Commission on April 6, 2012).

10.11	Employment Agreement by and between Forward Industries, Inc. and Brett Johnson, effective as of March 1, 2012 (incorporated by reference to Form 8-K, as filed with the Commission on April 6, 2012).

10.12	Memorandum of Understanding, dated June 21, 2012, between Forward Industries, Inc. and G-Form LLC (incorporated by reference to Form 10-Q, as filed with the Commission on August 20, 2012).

10.13**	Amended Employment Agreement, dated as of November 8, 2012, between Forward Industries, Inc. and James O. McKenna.

21. Subsidiaries of the Registrant

21.1**	List of Subsidiaries of Forward Industries, Inc.

23. Consent of Independent Registered Public Accounting Firm

23.1**	Consent of CohnReznick LLP

31. Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

31.1*	Certification of Robert Garrett Jr.

31.2*	Certification of James O. McKenna

32. Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

32.1**	Certifications of Robert Garrett Jr.and James O. McKenna (furnished herewith)

___________

†	Portions have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

*	Filed herewith.

**	Previously filed with the Original Form 10-K, filed December 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 19, 2013.

FORWARD INDUSTRIES, INC.
(Registrant)

By:	/s/ Robert Garrett Jr.
	Name:	Robert Garrett Jr.
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ James O. McKenna
	Name:	James O. McKenna
	Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on  April 19, 2013.

By:	/s/ Robert Garrett Jr.	April 19, 2013
	Robert Garrett Jr., President, Chief Executive Officer and Director(Principal Executive Officer)	Date

By:	/s/ James O. McKenna	April 19, 2013
	James O. McKenna, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date

By:	/s/ Frank LaGrange Johnson	April 19, 2013
	Frank LaGrange Johnson, Chairman of the Board	Date

By:	*	April 19, 2013
	Owen P. J. King, Director	Date

By	*	April 19, 2013
	Howard Morgan, Director	Date

By	*	April 19, 2013
	Terrance Wise, Director	Date
*By:	/s/ Frank LaGrange Johnson	April 19, 2013
	Frank LaGrange Johnson, Attorney-in-fact	Date

Exhibit Index

3. Articles of Incorporation and By-Laws

3(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K, as filed with the Commission on December 8, 2010).

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

10.9†	Buying Agency and Supply Agreement between Forward Industries, Inc. and Seaton Global Corporation, a British Virgin Islands corporation (“SGC”), dated as of March 7, 2012 (incorporated by reference to the Form 10-Q, as filed with the Commission on May 10, 2012).

10.10	Employment Agreement by and between Forward Industries, Inc. and Robert Garrett, Jr., effective as of March 1, 2012 (incorporated by reference to Form 8-K, as filed with the Commission on April 6, 2012).

10.11	Employment Agreement by and between Forward Industries, Inc. and Brett Johnson, effective as of March 1, 2012 (incorporated by reference to Form 8-K, as filed with the Commission on April 6, 2012).

10.12	Memorandum of Understanding, dated June 21, 2012, between Forward Industries, Inc. and G-Form LLC (incorporated by reference to Form 10-Q, as filed with the Commission on August 20, 2012).

10.13**	Amended Employment Agreement, dated as of November 8, 2012, between Forward Industries, Inc. and James O. McKenna.

21. Subsidiaries of the Registrant

21.1**	List of Subsidiaries of Forward Industries, Inc.

23. Consent of Independent Registered Public Accounting Firm

23.1**	Consent of CohnReznick LLP

31. Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

31.1*	Certification of Robert Garrett Jr.

31.2*	Certification of James O. McKenna

32. Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

32.1**	Certifications of Robert Garrett Jr.and James O. McKenna (furnished herewith)

___________

†	Portions have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

*	Filed herewith.

**	Previously filed with the Original Form 10-K, filed December 20, 2012.