Form 10-Q
period 2013-03-31
FORWARD INDUSTRIES INC
filed 2013-05-13
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2013.

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

                         incorporation or organization)

477 Rosemary Ave., Suite 219, West Palm Beach, FL 33401

(Address of principal executive offices, including zip code)

(561) 465-0030

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              [   ] Yes   [X] No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date April 24, 2013, was 8,112,685 shares.

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

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012
Assets:	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents.........................................................................................	$4,024,309	$4,608,246
Marketable securities...................................................................................................	1,122,091	420,605
Accounts receivable, net ............................................................................................	4,735,580	7,533,491
Inventories, net.............................................................................................................	2,449,337	3,380,813
Prepaid expenses and other current assets..............................................................	306,922	367,552
Assets of discontinued operations...........................................................................	446,373	621,879
Total current assets........................................................................................	13,084,612	16,932,586

Property and equipment, net..........................................................................................	132,697	138,774
Other assets......................................................................................................................	40,442	40,442
Total Assets.....................................................................................................................	$13,257,751	$17,111,802

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable........................................................................................................	$2,725,251	$5,936,848
Accrued expenses and other current liabilities.......................................................	617,625	1,725,185
Liabilities of discontinued operations.....................................................................	199,040	261,806
Total liabilities...............................................................................................	3,541,916	7,923,839

Commitments and contingencies...............................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued and outstanding..................................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,819,095 and 8,811,595 shares issued; and 8,112,685 and 8,105,185 shares outstanding, respectively...........................	88,191	88,116
Capital in excess of par value...................................................................................	17,247,186	17,020,771
Treasury stock, 706,410 shares at cost...................................................................	(1,260,057)	(1,260,057)
Accumulated deficit...................................................................................................	(6,338,087)	(6,624,926)
Accumulated other comprehensive loss................................................................	(21,398)	(35,941)
Total shareholders’ equity..........................................................................................	9,715,835	9,187,963
Total liabilities and shareholders’ equity................................................................	$13,257,751	$17,111,802

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales..................................................................................	$7,786,726	$6,222,812	$14,760,096	$12,385,112
Cost of goods sold.................................................................	6,268,255	5,131,537	11,742,038	10,082,512
Gross profit............................................................................	1,518,471	1,091,275	3,018,058	2,302,600

Operating expenses:
Sales and marketing.......................................................	541,461	352,489	1,018,842	642,338
General and administrative...........................................	770,772	1,310,046	1,844,810	2,732,959
Total operating expenses.....................................	1,312,233	1,662,535	2,863,652	3,375,297

Income (loss) from operations............................................	206,238	(571,260)	154,406	(1,072,697)

Other income (expense):
Interest income (expense).............................................	(1,645)	6,928	(256)	49,055
Gain on marketable securities, net...............................	85,846	--	328,217	--
Other income (expense), net.........................................	(3,514)	26,696	(14,182)	12,929
Total other income, net.........................................	80,687	33,624	313,779	61,984

Income (loss) from continuing operations before income tax expense	286,925	(537,636)	468,185	(1,010,713)
Income tax expense...............................................................	432	1,534	507	1,315
Income (loss) from continuing operations	286,493	(539,170)	467,678	(1,012,028)
Loss from discontinued operations, net of tax of $2,055 and $3,120, and $2,975 and $4,979, respectively......	(138,419)	(1,005,256)	(180,839)	(2,045,578)
Net income (loss).................................................................	148,074	(1,544,426)	286,839	(3,057,606)
Other comprehensive income (loss):
Change in unrealized gains on marketable securities...	--	--	23,744	--
Translation adjustments..............................................	(14,816)	(5,028)	(9,201)	(4,112)
Comprehensive income (loss)............................................	$133,258	$(1,549,454)	$301,382	$(3,061,718)

Net income (loss) per basic and diluted common share:
Income (loss) from continuing operations.....................	$0.04	$(0.07)	$0.06	$(0.12)
Loss from discontinued operations..................................	$(0.02)	$(0.12)	$(0.02)	$(0.25)
Net income (loss) per share...............................................	$0.02	$(0.19)	$0.04	$(0.38)

Weighted average number of common and common equivalent shares outstanding
Basic...............................................................................	8,112,685	8,105,185	8,109,759	8,098,137
Diluted..........................................................................	8,127,071	8,105,185	8,124,145	8,098,137

                        The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2013	2012
Operating activities:
Net income (loss)...................................................................................................................	$286,839	$(3,057,606)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gain on sales of marketable securities.............................................................	(328,217)	--
Share-based compensation...............................................................................................	226,490	323,720
Provision for doubtful accounts......................................................................................	103,710	--
Depreciation and amortization.........................................................................................	36,094	60,536
Provision for obsolete inventory.....................................................................................	--	11,520
Loss on disposal of property and equipment................................................................	--	739
Changes in operating assets and liabilities:
Accounts receivable..........................................................................................................	2,714,549	(1,872,084)
Inventories...........................................................................................................................	1,102,098	(745,644)
Prepaid expenses and other current assets....................................................................	44,658	(910,120)
Accounts payable..............................................................................................................	(3,171,903)	241,785
Accrued expenses and other current liabilities..............................................................	(1,219,221)	414,028
Net cash used in operating activities	(204,903)	(5,533,126)

Investing activities:
Purchases of marketable securities.....................................................................................	(38,496,126)	--
Proceeds from sales of marketable securities....................................................................	38,146,602	--
Purchases of property and equipment...............................................................................	(29,510)	(59,263)
Proceeds from note receivable............................................................................................	--	400,000
Net cash (used in) provided by investing activities	(379,034)	340,737

Net decrease in cash and cash equivalents.....................................................................	(583,937)	(5,192,389)
Cash and cash equivalents at beginning of period........................................................	4,608,246	14,911,844

Cash and cash equivalents at end of period....................................................................	$4,024,309	$9,719,455

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Income taxes..............................................................................................................	$507	$--

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2    ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts, short-term bonds, and certificates of deposit with original contractual maturities of three months or less, predominately in U.S. dollar denominated instruments. The Company may purchase these short-term bonds with anticipated maturity of 90 days or less at a premium or discount. The Company records these investments as cash and cash equivalents net of amortization of premium or discount. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed the Federal Deposit Insurance Corporation’s insured limits. At March 31, 2013, this amount was approximately $3.7 million. Historically, the Company has not experienced any losses due to such cash concentrations.

Marketable Securities

The Company has investments in marketable securities that are classified as trading and are recorded at fair value with the corresponding unrealized holding gains or losses, net of taxes, recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the consolidated balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. At September 30, 2012, the Company classified its investments in marketable securities as “available-for-sale”. Securities that are classified as available-for-sale are recorded at fair value with the corresponding unrealized holding gains and losses, net of taxes, are recorded as a separate component of “Accumulated Other Comprehensive Loss” within shareholders’ equity.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net ninety (90) days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. The Company established an allowance for doubtful accounts with respect to its continuing operations of approximately $22,000 at March 31, 2013. The Company did not require an allowance for doubtful accounts with respect to its continuing operations at September 30, 2012.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company’s consolidated statements of operations and comprehensive income (loss). As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. The Company did not require an allowance for obsolete inventory with respect to its continuing operations at March 31, 2013. At September 30, 2012, the allowance for obsolete inventory of the Company’s continuing operations was approximately $99,000.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2    ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the three-month periods ended March 31, 2013 and 2012, the Company recorded approximately $19,000 and $22,000 of depreciation and amortization expense, respectively. For the six-month periods ended March 31, 2013 and 2012, the Company recorded approximately $36,000 and $44,000 of depreciation and amortization expense from continuing operations, respectively.

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.  See Note 7 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statements of operations and comprehensive income (loss) and include accrued interest and penalties within the “accrued liabilities” in its consolidated balance sheets, if applicable. For the three and six month periods ended March 31, 2013 and 2012, no income tax related interest or penalties were assessed or recorded.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2    ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions

The functional currency of the Company and its wholly-owned foreign subsidiaries is the U.S. dollar (except for Forward UK, which is the British Pound). Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations and comprehensive income (loss). The net gains or losses from foreign currency transactions for continuing operations was approximately a $4,000 loss and $13,000 gain for the three-month periods ended March 31, 2013 and 2012, respectively. For the six-month periods ended March 31, 2013 and 2012, the Company recorded approximately $14,000 and $20,000 in foreign currency transaction losses, respectively. Such foreign currency transaction gains and losses were primarily the result of Euro denominated sales to certain customers.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is included as a component of Shareholders’ Equity, includes unrealized gains or losses on available-for-sale securities (as of September 30, 2012) and currency translation adjustments related to the Company’s foreign subsidiaries.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2    ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for annual periods and interim periods within those periods beginning after December 15, 2012. ASU 2013-02 will be effective for the Company beginning in the first quarter of fiscal 2014 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

	For the Three-Month Periods Ended March 31,		For the Six-Month Periods Ended March 31,
	2013	2012	2013	2012
Net sales...............................................	$14,035	$941,949	$398,231	$1,663,178
Gross profit (loss) ...............................	(54,085)	253,219	98,022	439,443
Operating expenses.............................	85,587	1,254,871	279,415	2,457,380
Other income (expense)......................	3,307	(483)	3,528	(22,113)
Loss from discontinued operations, net of tax of $2,055 and $3,120, $2,975 and $4,979 respectively.......	$(138,419)	$(1,005,256)	$(180,839)	$(2,045,029)

Summarized assets and liabilities of discontinued operations are presented in the following table:

	March 31,	September 30,
	2013	2012
Accounts receivable, net.............................................	$5,838	$26,186
Inventories, net.............................................................	180,320	350,942
Prepaid assets and other current assets....................	260,215	244,751
Total assets of discontinued operations............	$446,373	$621,879

Accounts payable.........................................................	$85,569	$45,874
Accrued liabilities .......................................................	113,471	215,932
Total liabilities of discontinued operations.....	$199,040	$261,806

The above asset amounts include approximately $385,000 relating to an expected settlement in connection with the June 2012 Memorandum of Understanding entered into with G-Form LLC. The Company has substantially completed its exit of its Retail business as of March 31, 2013. The Company does not expect to have any continuing involvement in the Retail business after this date.

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

	March 31,	September 30,
	2013	2012
Trading:
Cost.............................................................................	$1,165,963	$--
Unrealized Gains........................................................	57,502	--
Unrealized Losses.....................................................	(101,374)	--
Fair Value..............................................................	$1,122,091	$--
Available-for-sale:
Cost.............................................................................	$--	$444,349
Unrealized Gains........................................................	--	4,764
Unrealized Losses.....................................................	--	(28,508)
Total Fair Value..................................................	$--	$420,605

            The net gain on marketable securities for the three and six-month periods ended March 31, 2013 was approximately $86,000 and $328,000, respectively, in the accompanying consolidated statements of operations and comprehensive income (loss).

The following table presents the Company’s fair value hierarchy for assets, consisting of marketable securities, measured at fair value on a recurring basis at March 31, 2013 and September 30, 2012:

	Level 1	Level 2	Level 3	Total

Equity securities................................................................	$1,122,091	$--	$--	$1,122,091
Total assets at fair value at March 31, 2013................	$1,122,091	$--	$--	$1,122,091

Equity securities...............................................................	$420,605	$ --	$--	$420,605
Total assets at fair value at September 30, 2012........	$420,605	$--	$--	$420,605

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5    SHAREHOLDERS’ EQUITY

Anti-takeover Provisions

The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board of Directors (the “Board”) has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights.

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of March 31, 2013, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three and six-month periods ended March 31, 2013 and 2012.

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the six-month period ended March 31, 2013 are summarized below:

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2012	$9,187,963	8,811,595	$88,116	$17,020,771	$(6,624,926)	706,410	$(1,260,057)	$(35,941)
Share-based compensation	226,490	7,500	75	226,415	--	--	--	--
Comprehensive loss:
Foreign currency translation	(9,201)	--	--	--	--	--	--	(9,201)
Net reclassification of adjustments on marketable securities	23,744	--	--	--	--	--	--	23,744
Net income	286,839	--	--	--	286,839	--	--	--
Balance at March 31, 2013	$9,715,835	8,819,095	$88,191	$17,247,186	$(6,338,087)	706,410	$(1,260,057)	$(21,398)

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Under the 2011 Plan, as of March 31, 2013, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) has approved awards of stock options to purchase an aggregate of 1,315,000 shares of common stock to certain of the Company’s executive officers and employees (1,020,000 shares), a consultant (160,000 shares), non-employee directors (130,000 shares), and to a non-employee executive officer (5,000 shares).  Of these awards, as of March 31, 2013, 530,500 shares were forfeited and reverted to, and are eligible for re-grant under, the 2011 Plan.  The total shares of common stock available for grants of equity awards under the 2011 Plan was 65,500 as of March 31, 2013. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2011 Plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Options granted under a consulting agreement in November 2011 expire three years after the grant date and vested equally over the term of the consulting agreement, which concluded February 29, 2012.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Under the 2007 Plan, the Compensation Committee approved awards of restricted common stock and stock options of 977,375, in the aggregate, to certain officers, employees and non-employee directors. Of these awards, as of March 31, 2013, 278,366 shares were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan.  The total shares of common stock available for grants of equity awards under the 2007 Plan was 100,991 as of March 31, 2013. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted  prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at March 31, 2013.

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

The Company recognized approximately $92,000 and $107,000 of compensation expense in continuing operations for stock option awards in its consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2013 and 2012, respectively; and $128,000 and $251,000 for the six-month periods ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there was approximately $240,000 of total unrecognized compensation cost related to 481,500 shares of unvested stock option awards granted under the 2007 and 2011 Plans, which is expected to be recognized over the remainder of the weighted average vesting period (extending to August 2016).

The following table summarizes stock option activity under the 2011 Plan and 2007 Plan, from September 30, 2012 through March 31, 2013 (there was no activity during such period with respect to the 1996 Plan grants):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	1,142,000	$3.31	4.3	$ --
Granted..........................................................................	120,000	1.14	9.1	--
Exercised.......................................................................	--	--	--	--
Forfeited.......................................................................	(365,000)	3.43	--	--
Expired..........................................................................	--	--	--	--
Outstanding at March 31, 2013	897,000	$2.98	6.3	$ --

Options expected to vest at March 31, 2013.................	435,150	$2.90	8.7	--

Options vested and exercisable at March 31, 2013....	414,700	$3.04	4.6	--

During the six-month period ended March 31, 2013, the Company granted 120,000 stock options at a weighted average grant date fair value of $0.61. During the six-month period ended March 31, 2012, the Company granted 280,000 stock options at a weighted average grant date fair value of $0.91.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Six-Month Periods Ended March 31,
	2013	2012
Expected term (in years)	5.0	3.0 to 5.0
Risk-free interest rate.........	0.6%-0.7%	0.04% to 0.83%
Expected volatility..............	70.0%-70.4%	63% to 69%
Expected dividend yield.....	0%	0%
Forfeiture rate......................	5%	9.1%

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

Restricted Stock Awards

Under the 2011 Plan and 2007 Plan, the Compensation Committee has approved and granted awards of 554,875 shares of restricted stock, in the aggregate, to certain key employees. Of these awards, 160,134 have vested and 23,366 shares of restricted stock were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates of the grant date, typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the closing market value of the Company’s common stock as quoted on the Nasdaq Stock Market on the grant date. During the three-month periods ended March 31, 2013 and 2012, the Company recognized approximately $59,000 and ($1,000), respectively, of compensation in its consolidated statements of operations and comprehensive income (loss) related to restricted stock awards; and approximately $98,000 and $3,000 for the six-month periods ended March 31, 2013 and 2012, respectively.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION (CONTINUED)

Restricted Stock Awards (Continued)

The following table summarizes restricted stock activity under the 2011 Plan and 2007 Plan from September 30, 2012, through March 31, 2013.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2012...................	7,500	$2.02
Changes during the period:
Shares granted.............................................................	371,375	1.16
Shares vested..............................................................	(7,500)	2.02
Shares forfeited...........................................................	--	--
Non-vested balance at March 31, 2013..........................	371,375	$1.16

                As of March 31, 2013, there was approximately $289,000 of total unrecognized compensation cost related to 371,375 shares of unvested restricted stock awards (reflected in the table above) granted under the 2011 Plan and 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods. The total grant date fair value of restricted stock that vested during the six-month period ended March 31, 2013 was approximately $15,000.

Warrants

    As of March 31, 2013, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 issued in fiscal year ended 1999 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of March 31, 2013, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 7    INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States Federal and State, and foreign components:

	For the Three-Month Periods Ended March 31,		For the Six-Month Periods Ended March 31,
	2013	2012	2013	2012
Current:
Federal........................................	$--	$ --	$--	$ --
State............................................	--	--	75	--
Foreign......................................	2,487	3,339	3,407	4,979

Deferred:
Federal.......................................	68,082	(391,585)	181,520	(811,529)
State...........................................	3,886	(22,442)	10,358	(46,441)
Foreign......................................	(2,844)	(36,390)	(12,750)	(44,152)

Change in valuation allowance...	(69,124)	451,732	(179,128)	903,437
Income tax expense.......................	$2,487	$ 4,654	$3,482	$ 6,294

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7    INCOME TAXES (CONTINUED)

Income taxes expense from discontinued operations of $2,000 and $3,000 recorded in the three-month periods ended March 31, 2013 and 2012, respectively, is attributable to Forward UK. Income taxes expense from discontinued operations of $3,000 and $5,000 recorded in the six-month period ended March 31, 2013 and 2012, respectively, is attributable to Forward UK.  As of March 31, 2013, and September 30, 2012, the Company has no unrecognized income tax benefits. At March 31, 2013, the Company had available total net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $7,952,000 and $6,313,000, respectively, expiring through 2033, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $2,575,000 and $220,000, respectively. In addition, at March 31, 2013, the Company had total available net operating loss carryforwards for foreign income tax purposes of approximately $5,010,000 resulting in a deferred tax asset of approximately $441,000, expiring through 2020.  Total net deferred tax assets, before valuation allowances, was $3,639,000 and $3,818,000 at March 31, 2013 and September 30, 2012, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested; therefore, in accordance with U.S. generally accepted accounting principles, no provision for U.S. Federal and state income taxes would result. As of March 31, 2013, there were no accumulated earnings of any of the Company’s foreign subsidiaries.

As of March 31, 2013, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its total deferred tax assets. As of March 31, 2013 and September 30, 2012, the valuation allowances were approximately $3,639,000 and $3,818,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income tax expense (benefit)” line item of the Company’s consolidated statements of operations.

As of March 31, 2013 and September 30, 2012, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations and comprehensive income (loss). For the periods presented in the accompanying consolidated statements of operations and comprehensive income (loss), no income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2009 are closed to Federal and State examination, except with respect to net operating losses generated in prior fiscal years.

NOTE 8    INCOME (LOSS) PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Diluted loss per share data for the three and six-month periods ended March 31, 2013 excludes 1,286,741 of common equivalent shares as inclusion of such shares would be anti-dilutive as their exercise prices were above market value. Diluted loss per share data for the three and six-month periods ended March 31, 2012 excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9   COMMITMENTS AND CONTINGENCIES

Employment and Agreements

Robert Garrett Jr. Employment Agreement

Under his employment agreement, which was effective as of March 1, 2012, Mr. Robert Garrett Jr. is currently employed as the Company’s Chief Executive Officer at an annual salary of $250,000. In executing his employment agreement, Mr. Garrett received a signing bonus of $9,167. During Mr. Garrett’s first year of employment he received a bonus of $50,000.  In addition, during each year of his employment, Mr. Garrett is eligible to receive an annual bonus at the discretion of the Compensation Committee in a combination of cash or equity-based compensation. Mr. Garrett’s employment agreement also entitles him to awards of stock options to purchase an aggregate of 200,000 shares of the Company’s common stock pursuant to the 2011 Long Term Incentive Plan.

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

James O. McKenna Employment Agreement

James O. McKenna serves as the Company’s Chief Financial Officer, Treasurer and Assistant Secretary pursuant to an Amended Employment Agreement, dated as of April 1, 2011 (the “Employment Agreement”), between the Company and Mr. McKenna.  On November 8, 2012, Mr. McKenna’s Employment Agreement was further amended (the “Amendment”) in connection with the logistical coordination, planning and implementation of the move of the Company’s executive offices to West Palm Beach, Florida from Santa Monica, California, and his relocation from California to Florida at the Company’s request. Among other things, the Amendment reduced his base salary to $210,000 per annum from $225,000 per annum, eliminated his housing allowance of $90,000 per annum (paid pursuant to the Employment Agreement), and provided for a bonus payment in the amount of $172,456, less applicable withholdings and deductions, all subject to the provisions provided in the Amendment. Up to one half of such bonus payment may be applied to reduce future bonuses due to Mr. McKenna, if any, on or prior to September 2014, pursuant to the terms and provisions of the Amendment. The term of the Employment Agreement expires on December 31, 2013, with automatic renewal for successive terms of one year each.  Pursuant to the Employment Agreement, Mr. McKenna is entitled to a payment equal to one year of his salary as severance in the event of his termination “without cause” and termination for “good reason” (as such terms are defined in the Employment Agreement).

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Guarantee Obligation (Continued)

As of February 1, 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $96,000 as of March 31, 2013) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  Forward Switzerland would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods until February 28, 2014, unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $995,000 at March 31, 2013). As of March 31, 2013, the Company had not incurred a liability in connection with this guarantee.

NOTE 10  BUYING AGENCY AND SUPPLY AGREEMENT

On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”), dated as of March 7, 2012.  The Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China shall act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region.  The Company shall purchase products at Forward China’s cost, and shall pay a service fee on the net purchase price.  The Agreement shall terminate on March 11, 2014, subject to renewal.  Terence Wise, a director of the Company, is a principal of Forward China. Jenny P. Yu, a Managing Director of Forward China, has filed a Schedule 13D disclosing that she beneficially owns 444,217 shares of the Company’s common stock, representing approximately 5.48% of the Company’s outstanding shares. During the three and six month periods ended March 31, 2013, the Company incurred $241,000 and $492,000, respectively, of Forward China service fees, which are included as a component of costs of goods sold in continuing operations in the accompanying consolidated statements of operations and comprehensive income (loss).

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 11  INVESTMENT MANAGEMENT AGREEMENT

  On April 16, 2013, the Company entered into an Investment Management Agreement (the “Agreement”) with LaGrange Capital Administration, L.L.C. (“LCA”), pursuant to which the Company retained LCA to manage certain investment accounts funded by the Company (collectively, the “Account”).  Frank LaGrange Johnson, the Company’s Chairman of the Board, serves as the Managing Member of LCA.

Pursuant to the Agreement, LCA is authorized, subject to supervision of the Investment Committee of the Board and the terms and conditions of the Agreement, to take all actions and make all decisions regarding the investment and reinvestment of the assets of the Account utilizing the Investment Strategy (as defined in the Agreement).  As compensation for its services to the Company, LCA shall be entitled to advisory fees, comprised of an asset-based fee and a performance fee, as provided in the Agreement.  The asset-based fee will equal 1% per annum of the average Account Net Asset Value (“Account NAV”).  The performance fee will equal 20% of the increase (if any) in the Account NAV over an annual period. No performance fee will be payable for any annual period in which the Account NAV at the end of such annual period is below the highest Account NAV at the end of any previous annual period. In addition to such advisory fees, the Company will reimburse LCA for certain investment and operational expenses.  Under the Agreement, the Company or its designees may make cash withdrawals from the Account on March 31, June 30, September 30 or December 31 of each year upon 45 days’ prior written notice to LCA; provided, that, in the event of a breach of certain terms of the Agreement, the Company may make a complete cash withdrawal from the Account immediately without LCA’s consent.

The Agreement is effective as of February 1, 2013 and shall continue until the second anniversary of the effective date.  Thereafter, the term of the Agreement shall automatically renew for additional one year terms unless terminated in accordance with the terms of the Agreement or if a party provides notice to the other party no less than 60 days prior to the end of a term of its decision to terminate the Agreement at the end of the then current term.

NOTE 12  LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of March 31, 2013, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 13  OPERATING SEGMENT INFORMATION

As of March 31, 2013, the Company reported and managed its continuing operations based on a single operating segment: the design and distribution of carry and protective solutions, primarily for hand held electronic devices. Products designed and distributed by this segment include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). This segment operates in geographic regions that include primarily APAC, the Americas, and Europe. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.

On June 21, 2012, the Company determined to wind down its Retail segment, which commenced during the three-month period ended December 31, 2011, and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business. The Company has substantially completed its exit of its Retail business as of March 31, 2013 and does not expect to have any continuing involvement in the Retail business after this date.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 13  OPERATING SEGMENT INFORMATION (CONTINUED)

Revenues from External Customers

The following table presents net sales by geographic region.

	(dollars in millions)		(dollars in millions)
	For the Three-Month Periods Ended March 31,		For the Six-Month Periods Ended March 31,
	2013	2012	2013	2012
Americas:
United States.....................................	$2.5	$1.7	$5.4	$3.4
Other...................................................	0.4	0.1	.4	0.4
Total Americas...........................	$2.9	$1.8	$5.8	$3.8

APAC:
Hong Kong.......................................	$1.4	$2.4	$2.6	$4.8
Other..................................................	0.8	0.4	$1.7	0.8
Total APAC................................	$2.2	$2.8	$4.3	$5.6

Europe:
Germany............................................	$1.6	$1.1	$3.6	$2.1
Poland...............................................	1.1	0.5	$1.1	0.5
Other.................................................	--	--	--	0.3
Total Europe..............................	$2.7	$1.6	$4.7	$2.9
Total net sales*.....................................	$7.8	$6.2	$14.8	$12.4

* Table may not total due to rounding.

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting predominately of property and equipment, by geographic region are as follows:

	(dollars in thousands)
	As of March 31, 2013	As of September 30, 2012
Americas.................................................................	$172	$178
Europe.....................................................................	1	1
Total Long-Lived Assets (net)..............................	$173	$179

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 14  SUBSEQUENT EVENTS

On April 26, 2013, the Board adopted a Shareholder Rights Plan, as set forth in the Rights Agreement dated as of April 26, 2013 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. Pursuant to the Rights Agreement, the Board declared a dividend distribution of one Right (a “Right”) for each outstanding share of Company Common Stock, par value $0.01 per share (the “Common Stock”) to shareholders of record at the close of business on May 6, 2013, which date will be the record date, and for each share of Common Stock issued (including shares distributed from treasury) by the Company thereafter and prior to the Distribution Date (as described below and defined in the Rights Agreement). Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, $0.01 par value per share (the “Preferred Stock”), at an exercise price of $4.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment.

Initially, no separate Rights Certificates will be distributed and instead the Rights will attach to all certificates representing shares of outstanding Common Stock.  Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common and become exercisable on the distribution date (the “Distribution Date”), which will occur on the earlier of (i) the 10th business day (or such later date as may be determined by the Board) after the public announcement that an Acquiring Person (as defined in the Rights Agreement) has acquired beneficial ownership of 20% or more of the Common Stock then outstanding or (ii) the 10th business day (or such later date as may be determined by the Board) after a person or group announces a tender or exchange offer that would result in a person or group of affiliated and associated persons beneficially owning 20% or more of the Common Stock then outstanding.

Forward Industries, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  The following discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2013 (the “2013 Quarter”), with those for the three months ended March 31, 2012 (the “2012 Quarter”) and our consolidated results of operations for the six months ended March 31, 2013 (the “2013 Period”) with the six months ended March 31, 2012 (the “2012 Period”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

BUSINESS OVERVIEW

Trends and Economic Environment

In June 2012, in connection with our strategic decision to focus solely on growing our OEM business, we embarked on an operational restructuring of the Company in which we implemented several key measures to improve our operating performance and return the Company to profitability. These actions included replacing our legacy sourcing and quality assurance infrastructure with a variable, lower cost, solution through our use of an exclusive, Asia-based sourcing agent (refer to Note 10 in our Notes to Consolidated Financial Statements) and rationalizing our operating expenses. With regard to our operating expenses; we have closed our offices in London, Dubai, and Saarbrucken, and relocated our corporate headquarters from Santa Monica, California to West Palm Beach, Florida where our costs of operation are lower; we have significantly reduced headcount through elimination of personnel dedicated to our Retail business; and we have taken action with regard to other components of our operating expenses in accordance with a rigorous cost rationalization plan. A portion of the savings generated by these actions were reinvested towards incentivizing, restructuring, and expanding our sales and sales support teams that are focused on growing our OEM business. Although we continued to confront some legacy costs associated with the closure of our retail division and relocation of our corporate headquarters in the 2013 Quarter, we believe that our restructuring is substantially complete as of March 31, 2013. Our challenge for the remainder of Fiscal 2013 shall be to sustain such operating improvements, although there can be no assurance that we will be successful in doing so.

Forward Industries, Inc.

Our financial results for the first half of Fiscal 2013 more fully reflect the effects of our operational restructuring. With the restructuring substantially complete, we turned our full focus to increasing sales volume and improving our gross margin. We have dedicated our newly restructured and expanded sales support team to providing more proactive and responsive support to our existing customer base, which we believe will create efficiencies for our sales team and accelerate new account development.  We remain challenged by a highly concentrated customer base and product offering, especially with respect to our Diabetic products line, where we operate in a very price sensitive environment in which we continue to experience volatility in demand and downward pricing pressure from our major Diabetic Products customers. We believe that the expansion of our customer base is essential to overcoming these challenges and the impact they have on our gross margins.

In addition to reducing customer concentration, we believe that supplier diversification is a key component to achieving our objective of restoring our gross margins to levels consistent with those realized in fiscal 2010. We continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases through to customers. However, our dedicated Asia-based sourcing agent is making meaningful progress in diversifying our supplier base, as well as in other areas such as quality assurance and overall operational performance, which we believe will better position us to overcome these challenges.

In connection with the exit of our retail business, we entered into a second Memorandum of Understanding (the “New MOU”) with G-Form in June 2012. We continue to negotiate with G-Form to settle on the amount of funds owed to us under the New MOU as a result of the net effect of certain transactions between G-Form and us.

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

We discuss the material accounting policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”.  There has been no material change in critical accounting policies or estimates since September 30, 2012, except those described below.

Forward Industries, Inc.

Marketable Securities

The Company has investments in marketable securities that are classified as trading and are recorded at fair value with the corresponding unrealized holding gains or losses, net of taxes, recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the consolidated balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. At September 30, 2012, the Company classified its investments in marketable securities as “available-for-sale”. Securities that are classified as available-for-sale are recorded at fair value with the corresponding unrealized holding gains and losses, net of taxes, are recorded as a separate component of “Accumulated Other Comprehensive Loss” within shareholders’ equity. Refer to Note 4 “Marketable Securities” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS FOR THE 2013 QUARTER COMPARED TO THE 2012 QUARTER

Income (loss) from Continuing Operations

Income from continuing operations was $0.3 million in the 2013 Quarter compared to a loss from continuing operations of $0.5 million in the 2012 Quarter. The improvement is primarily due to increased gross profit on a higher sales base, lower general and administrative expenses, and higher other income, which were offset, in part, by higher selling and marketing expenses, as reflected in the table below:

	Main Components of Net Income (Loss) from Continuing Operations
	(thousands of dollars)
	2013 Quarter	2012 Quarter	Increase (Decrease)
Net Sales........................................................................	$7,787	$6,222	$1,565

Gross Profit...................................................................	1,518	1,091	427
Sales and Marketing Expenses.......................................................................	(541)	(352)	189
General and Administrative Expenses......................	(771)	(1,310)	(539)
Other Income, net..................................................................................	81	33	48
Income Tax Expense...................................................	--	(2)	2
Income (loss) from continuing operations*...........	$286	$(539)	826

* Table may not total due to rounding.

Income (loss) from continuing operations per basic and diluted share was $0.04 and $(0.07) for the 2013 Quarter and 2012 Quarter, respectively.

Net Sales

Net sales increased $1.6 million, or 25%, to $7.8 million in the 2013 Quarter from $6.2 million in the 2012 Quarter due to higher sales of Diabetic Products. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2013 Quarter (millions of dollars)
	Americas	APAC	Europe	Total*
Diabetic products.............................	$2.0	$1.7	$2.7	$6.3
Other products..................................	0.9	0.5	--	1.5
Total net sales.............................	$2.9	$2.2	$2.7	$7.8

Net Sales for 2012 Quarter (millions of dollars)
	Americas	APAC	Europe	Total*
Diabetic products.............................	$0.8	$2.6	$1.3	$4.7
Other products.................................	1.1	0.2	0.3	1.5
Total net sales.............................	$1.8	$2.8	$1.6	$6.2

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

Sales of Diabetic products increased $1.6 million, or 34%, to $6.3 million in the 2013 Quarter, from $4.7 million in the 2012 Quarter. This increase was primarily due to higher sales in respect of new and replacement programs with a long-standing, major, Diabetic products customer (Diabetic Customers C), as well as a larger sales contribution in the 2013 Quarter from a new major Diabetic products customer (Diabetic Customer D), which had just begun to contribute in the 2012 Quarter. To a lesser extent, higher sales in respect of new and replacement programs from a second long-standing, major, Diabetic products customer (Diabetic Customer B), also contributed to the overall sales increase. These increases were offset, in part, by lower sales to our historically largest Diabetic products customer (Diabetic Customer A).

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

		(millions of dollars)
	2013 Quarter	2012 Quarter	Increase (Decrease)
Diabetic Customer A.........................................................................	$1.4	$2.6	$(1.2)
Diabetic Customer B.........................................................................	1.2	0.9	0.4
Diabetic Customer C.........................................................................	2.2	0.8	1.3
Diabetic Customer D.........................................................................	1.3	0.1	1.2
All other Diabetic Customers...........................................................	0.2	0.3	(0.1)
Totals*.........................................................................................	$6.3	$4.7	$1.6

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 81% of our total net sales in the 2013 Quarter compared to 76% of our total net sales in the 2012 Quarter.

Other Product Sales

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as smartphones, tablets, GPS devices, and bar code scanners), as well as a variety of other products (such as firearms, sporting, and other recreational products) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Forward Industries, Inc.

Sales of Other Products were $1.5 million in the 2013 Quarter and 2012 Quarter. Fluctuations in several customer accounts that in the aggregate, served to offset each other, were not individually material. Sales of Other Products represented 19% of our net sales in the 2013 Quarter compared to 24% of our total net sales in the 2012 Quarter.

Gross Profit

Gross profit increased $0.4 million, or 39%, to $1.5 million in the 2013 Quarter from $1.1 million in the 2012 Quarter. As a percentage of sales, our gross profit improved to 20% in the 2013 Quarter from 18% in the 2012 Quarter.

This improvement was driven primarily by cost savings realized in the 2013 Quarter from the restructure of our Asia-based sourcing and quality assurance operations (refer to Note 10 - “Buying Agency and Supply Agreement” to our consolidated financial statements), which were initiated in March 2012 and substantially completed as of September 30, 2012. Such sourcing and quality assurance costs were 4% of our net sales in the 2013 Quarter compared to 9% of net sales in the 2012 Quarter. To a lesser extent, new customer accounts, as well as changes in product mix, within our “Other” products division also contributed to the improvement in our gross margin.

These improvements to our gross margin, were offset, in part, by a decline in the overall gross margin of our Diabetic Products business, and in particular, factors specific to two major Diabetic customers. Whereas, our net sales to Diabetic Customers B and C increased 46% and 156%, respectively, in the 2013 Quarter from the 2012 Quarter; our average sales prices in respect of certain new and replacement programs for these customers were significantly lower than the average sales prices of predecessor programs in the 2012 Quarter. In addition, our average purchase costs for certain of these successor programs were significantly higher than the average purchase costs of predecessor programs in the 2012 Quarter. As a result, our overall gross margin on net sales to Diabetic Customers B and C compressed by approximately 4% and 6%, respectively, in the 2013 Quarter.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.2 million, or 54%, to $0.5 million in the 2013 Quarter compared to $0.4 million in the 2012 Quarter due primarily to higher personnel costs. The increase in personnel costs of $0.2 million in the 2013 Quarter was primarily as a result of our restructuring and expansion of our sales and sales support teams and their respective compensation schemes. Lesser fluctuations in other components of sales and marketing expenses, none of which were individually material, served to offset each other.

General and Administrative Expenses

General and administrative expenses decreased $0.6 million, or 44%, to $0.7 million in the 2013 Quarter from $1.3 million in the 2012 Quarter due primarily to the following:

  $0.3 million decrease in professional fees resulting primarily from consulting fees, expense reimbursements, and equity compensation paid to our Chief Executive Officer prior to his appointment to such position while serving as a strategic consultant to the Company during the 2012 Quarter, as well as, lower legal fees.

  $0.2 million decrease in personnel costs resulting primarily from restructuring our finance and information technology departments, which included headcount reductions and salary decreases made in conjunction with the relocation of our corporate headquarters from California to Florida.

  Decreases in telecommunications, travel and entertainment, public, office, and other general and administrative expenses, which were individually immaterial, were $0.1 million in the aggregate and were offset, in part, by increases in occupancy and other general and administrative costs, which were immaterial.

Forward Industries, Inc.

Other Income, net

Other income, net, consisting of realized and unrealized gains and losses on investments in marketable securities, foreign currency transaction gains and losses, and interest income on cash and cash equivalent balances, increased to $81 thousand in the 2013 Quarter from $34 thousand in the 2012 Quarter. This increase was due primarily to $86 thousand of net realized and unrealized gains on investments in marketable securities in the 2013 Quarter for which there was no such activity in the 2012 Quarter. These gains were offset, in small part, by a decrease in interest income and an unfavorable change in foreign transaction losses.

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

Loss from Discontinued Operations

Loss from discontinued operations was $0.1 million in the 2013 Quarter compared to $1.0 million in the 2012 Quarter. This improvement was due primarily to decreases in operating expenses in the 2013 Quarter of $1.0 million. Loss from discontinued operations per basic and diluted share was $(0.02) and $(0.12) for the 2013 Quarter and 2012 Quarter, respectively.

Net Sales

Net sales from discontinued operations were $14 thousand in the 2013 Quarter compared to $0.9 million in the 2012 Quarter, which were net of sales returns, discounts, markdowns, and co-op advertising programs of $0.1 million and $0.3 million, respectively.

Gross Loss

Gross loss from discontinued operations of $54 thousand in the 2013 Quarter reflects our continued liquidation of our Retail inventory, whereby the net realizable value of certain inventories exceeded their selling price in the 2013 Quarter. Gross profit from discontinued operations was $0.3 million in the 2012 Quarter.

Operating Expenses

Operating expenses of discontinued operations decreased $1.2 million to $0.1 million in the 2013 Quarter from $1.3 million in the 2012 Quarter. This decrease was due primarily to lower personnel expenses, which decreased $0.7 million in the 2013 Quarter; and to a lesser extent, decreases in travel and entertainment and occupancy costs of $0.3 million. Lesser fluctuations in other components of operating expenses were not material.

Other Expense

Operating income (expense) from discontinued operations was not material in the 2013 or 2012 Quarter.

Results of Operations for the 2013 PERIOD compared to the 2012 PERIOD

Income (loss) from Continuing Operations

Income from continuing operations was $0.5 million in the 2013 Period compared to a loss from continuing operations of $1.0 million in the 2012 Period. The improvement is primarily due to increased gross profit on a higher sales base, lower general and administrative expenses, and higher other income, which were offset, in part, by higher selling and marketing expenses, as reflected in the table below:

Forward Industries, Inc.

Main Components of Net Income (Loss) from Continuing Operations
	(thousands of dollars)
	2013 Period	2012 Period	Increase (Decrease)
Net Sales.....................................................................	$14,760	$12,385	$2,375

Gross Profit.................................................................	3,018	2,303	715
Sales and Marketing Expenses................................	(1,019)	(642)	377
General and Administrative Expenses....................	(1,845)	(2,733)	(888)
Other Income, net......................................................	314	62	252
Income Tax Expense.................................................	--	(1)	(1)
Income (loss) from continuing operations*........	$468	$(1,012)	1,480

* Table may not total due to rounding.

Income (loss) from continuing operations per basic and diluted share was $0.06 and $(0.12) for the 2013 Period and 2012 Period, respectively.

Net Sales

Net sales increased $2.4 million, or 19%, to $14.8 million in the 2013 Period from $12.4 million in the 2012 Period due to higher sales of Diabetic Products, which increased $2.8 million. The increase in sales of Diabetic products was offset, in part, by lower sales of Other Products, which decreased $0.3 million. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated

Net Sales for 2013 Period (millions of dollars)
	Americas	APAC	Europe	Total*
Diabetic products..........................	$3.7	$3.3	$4.5	$11.5
Other products...............................	2.0	1.0	0.2	3.3
Total net sales............................	$5.8	$4.3	$4.7	$14.8

Net Sales for 2012 Period (millions of dollars)
	Americas	APAC	Europe	Total*
Diabetic products.............................	$1.3	$5.2	$2.2	$8.7
Other products..................................	2.5	0.4	0.7	3.6
Total net sales.............................	$3.8	$5.6	$2.9	$12.4

* Tables may not total due to rounding.

Diabetic Product Sales

Sales of Diabetic products increased $2.7 million, or 31%, to $11.5 million in the 2013 Period, from $8.7 million in the 2012 Period. This increase was primarily due to higher sales in respect of new and replacement programs with a long-standing, major, Diabetic products customer (Diabetic Customers C), as well as a larger sales contribution in the 2013 Period from a new major Diabetic products customer (Diabetic Customer D), which had just begun to contribute in the 2012 Period. To a lesser extent, higher sales in respect of new and replacement programs from a second long-standing, major, Diabetic products customer (Diabetic Customer B), also contributed to the overall sales increase. These increases were offset, in part, by lower sales to our historically largest Diabetic products customer (Diabetic Customer A).

Forward Industries, Inc.

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

(millions of dollars)
	2013 Period	2012 Period	Increase (Decrease)
Diabetic Customer A................................................	$2.7	$5.0	$(2.3)
Diabetic Customer B.................................................	2.2	1.4	0.8
Diabetic Customer C.................................................	3.7	1.6	2.1
Diabetic Customer D................................................	2.5	0.1	2.4
All other Diabetic Customers.................................	0.4	0.6	(0.2)
Totals*...............................................................	$11.5	$8.7	$2.7

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 78% of our total net sales in the 2013 Period compared to 71% of our total net sales in the 2012 Period.

Other Product Sales

Sales of Other Products decreased $0.3 million, or 9%, to $3.3 million in the 2013 Period from $3.6 million in the 2012 Period. This decrease was primarily driven by lower sales to a long-standing cellular customer, which decreased $0.9 million to $62 thousand in the 2013 Period, as well as lesser decreases in several other customer accounts, none of which were individually material. These decreases were offset, in part, by the addition of a camera customer, which contributed $0.8 million of new sales in the 2013 Period, as well as increases in several other customer accounts, none of which were not individually material.

Sales of Other Products represented 22% of our net sales in the 2013 Period compared to 29% of our total net sales in the 2012 Period.

Gross Profit

Gross profit increased $0.7 million, or 31%, to $3.0 million in the 2013 Period from $2.3 million in the 2012 Period. As a percentage of sales, our gross profit improved to 20% in the 2013 Period from 19% in the 2012 Period.

This improvement was driven primarily by cost savings realized in the 2013 Period from the restructure of our Asia-based sourcing and quality assurance operations (refer to Note 10 - “Buying Agency and Supply Agreement” to our consolidated financial statements), which were initiated in March 2012 and substantially completed as of September 30, 2012. Such sourcing and quality assurance costs were 4% of our net sales in the 2013 Period compared to 8% of net sales in the 2012 Period. To a lesser extent, new customer accounts, as well as changes in product mix, within our “Other” products division also contributed to the improvement in our gross margin.

These improvements to our gross margin, were offset, in part, by a decline in the overall gross margin of our Diabetic Products business, and in particular, factors specific to two major Diabetic customers. Whereas, our net sales to Diabetic Customers B and C increased 60% and 135%, respectively, in the 2013 Quarter from the 2012 Quarter; our average sales prices in respect of certain new and replacement programs for these customers were significantly lower than the average sales prices of predecessor programs in the 2012 Period. In addition, our average purchase costs for certain of these successor programs were significantly higher than the average purchase costs of predecessor programs in the 2012 Period. As a result, our overall gross margin on net sales to Diabetic Customers B and C compressed by approximately 4% and 6%, respectively, in the 2013 Period.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.4 million, or 59%, to $1.0 million in the 2013 Period compared to $0.6 million in the 2012 Period due primarily to higher personnel costs. The increase in personnel costs of $0.3 million in the 2013 Period was primarily as a result of our restructuring and expansion of our sales and sales support teams and their respective compensation schemes. Lesser fluctuations in other components of sales and marketing expenses, none of which were individually material, served to offset each other.

Forward Industries, Inc.

General and Administrative Expenses

General and administrative expenses decreased $0.9 million, or 33%, to $1.8 million in the 2013 Period from $2.7 million in the 2012 Period due primarily to the following:

  $0.4 million decrease in professional fees resulting primarily from consulting fees, expense reimbursements, and equity compensation paid to our Chief Executive Officer prior to his appointment to such position while serving as a strategic consultant to the Company during the 2012 Period, as well as, lower legal fees. These decreases were offset, in part, by higher accounting fees in the 2013 Period.

  $0.3 million decrease in personnel costs resulting primarily from restructuring our finance and information technology departments, which included headcount reductions and salary decreases made in conjunction with the relocation of our corporate headquarters from California to Florida.

  Decreases in telecommunications, public, and office expenses, which were individually immaterial, were $0.1 million in the aggregate and were offset, in small part, by a increases in travel and entertainment, occupancy, and other general and administrative costs.

Other Income, net

Other income, net, consisting of realized and unrealized gains and losses on investments in marketable securities, foreign currency transaction gains and losses, and interest income on cash and cash equivalent balances, increased to $0.3 million in the 2013 Period from $62 thousand in the 2012 Period. This increase was due primarily to $0.3 million of net realized and unrealized gains on investments in marketable securities in the 2013 Period for which there was no such activity in the 2012 Period. These gains were offset, in small part, by a decrease in interest income and an unfavorable change in foreign transaction losses.

Results of DISCONTINUED Operations for THE 2013 PERIOD compared to THE 2012 PERIOD

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

Loss from Discontinued Operations

Loss from discontinued operations was $0.2 million in the 2013 Period compared to $2.0 million in the 2012 Period. This improvement was due primarily to decreases in operating expenses in the 2013 Period of $1.9 million. Income (loss) from discontinued operations per basic and diluted share was $(0.02) and $(0.25) for the 2013 Period and 2012 Period, respectively.

Net Sales

Net sales from discontinued operations were $0.4 million in the 2013 Period compared to $1.7 million in the 2012 Period, which were net of sales returns, discounts, markdowns, and co-op advertising programs of $60 thousand and $0.4 million, respectively.

Forward Industries, Inc.

Gross Profit

Gross profit from discontinued operations of $98 thousand in the 2013 Period reflects our continued liquidation of our Retail inventory, whereby in certain cases the net realizable value of this inventory has exceeded its selling price in the 2013 Period. Gross profit from discontinued operations was $0.3 million in the 2012 Quarter.

Operating Expenses

Operating expenses of discontinued operations decreased $2.2 million to $0.3 million in the 2013 Period from $2.5 million in the 2012 Period. This decrease was due primarily to:

  lower personnel expenses, which decreased $1.4 million in the 2013 Period;

  lower travel and entertainment expenses, which decreased $0.4 million in the 2013 Period;

  lower product development and design costs, which decreased $0.1 million in the 2013 Period;

  lower advertising, promotion, and sampling costs, which decreased $0.1 million in the 2013 Period; and

  lower occupancy costs, which decreased $0.1 million in the 2013 Period.

Lesser fluctuations in other components of operating expenses were not material.

Other Expense

Operating income (expense) from discontinued operations was not material in the 2013 Period. In the 2012 Period, other expense of discontinued operations, consisting of foreign currency losses, was $22 thousand.

LIQUIDITY AND CAPITAL RESOURCES

During the 2013 Period, we used $0.2 million of cash in operations, which consisted of net income of $0.3 million adjusted by $68 thousand for non-cash items (primarily realized and unrealized gains on marketable securities and share based compensation), and a net use in working capital items of $0.5 million. As to working capital items, cash used in operating activities consisted of decreases in accounts payable and accrued expenses of $3.1 million and $1.2 million, respectively. These changes were offset, in part, by decreases in accounts receivable, inventories, and prepaid and other current assets of $2.7 million, $1.1 million, and $44 thousand, respectively. The decrease in accounts receivable was primarily due in part to the timing and lower volume of sales recorded in the 2013 Quarter compared to the three-month period ended September 30, 2012, and in part to an improvement in our cash collections cycle. The decrease in accounts payable is due in part to lower materials purchases made in support of the lower sales level in the 2013 Quarter compared to the three month-period ended September 30, 2012, and in part to a decrease in our average days payable outstanding driven by changes in our payment terms with certain of our suppliers. The decrease in accrued expenses and other current liabilities is primarily due to payment of certain accrued expenses including professional fees incurred in connection with the settlement of the Targus lawsuit, and severances incurred in connection with our restructuring.

In the 2012 Period, we used $5.5 million of cash in operations, which consisted of a net loss of $3.1 million, adjusted by $0.4 million for non-cash items (primarily share-based compensation), and a net use in working capital items of $2.9 million. As to working capital items, cash used in operating activities consisted of increases in accounts receivable, inventories, and prepaid and other current assets of $1.9 million, $0.7 million, and $0.9 million, respectively. These changes were offset, in part, by increases in accounts payable and accrued expenses and other current liabilities of $0.2 million and $0.4 million, respectively, which had the effect of generating cash from operating activities.

In the 2013 Period, net investing activities used $0.4 million of cash, which consisted of $30.9 million used for purchases of marketable equity securities, $30.5 million generated from sales of marketable equity securities, and $30 thousand used for purchases of property and equipment. In the 2012 Period, net investing activities generated $0.3 million of cash, which consisted of $0.4 million in payments received on a loan made to a prospective strategic partner and $59 thousand used for purchases of property and equipment.

Forward Industries, Inc.

There were no financing activities in the 2013 Period or 2012 Period.

At March 31, 2013, our current ratio (current assets divided by current liabilities) was 3.7; our quick ratio (current assets less inventories divided by current liabilities) was 3.0; and our working capital (current assets less current liabilities) was $9.5 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash and cash equivalents, and marketable securities on hand. The primary demands on our working capital currently are: i) operating losses, should they occur, and ii) accounts payable arising in the ordinary course of business, the most significant of which arise when we order products from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.  We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements. We have substantially completed our exit of our Retail business as of March 31, 2013 and do not expect to have any continuing involvement in the Retail business after this date.

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

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Forward Industries, Inc.

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2013, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Certificate of Amendment of the Certificate of Incorporation of Forward Industries, Inc., filed on April    26, 2013 (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed with the Commission on  April 26, 2013).

4.1

Rights Agreement, dated as of April 26, 2013, by and between Forward Industries, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on April 26, 2013).

10.2

Investment Management Agreement, dated as of February 1, 2013 by and between Forward Industries, Inc. and Lagrange Capital Administration, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on April 19, 2013).

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

Dated:  May 13, 2013

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Robert Garrett Jr.
Robert Garrett Jr.
Chief Executive Officer
(Principal Executive Officer)

By: /s/ James O. McKenna
James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)