Form 10-Q
period 2013-06-30
FORWARD INDUSTRIES INC
filed 2013-08-12
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2013.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date July 31, 2013, was 8,819,095 shares.

Forward Industries, Inc.

INDEX

PART I.		FINANCIAL INFORMATION	Page No.

	Item 1.	Financial Statements
		- Consolidated Balance Sheets as of June 30, 2013 (unaudited) and September 30, 2012...	4

		- Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the Three- and Nine-Month Periods Ended June 30, 2013 and 2012...............................	5

		- Consolidated Statements of Cash Flows (unaudited) for the Nine-Month Periods Ended June 30, 2013 and 2012.....................................................................................................	6

		- Notes to Consolidated Financial Statements (unaudited).........................................................	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk........................................	37
	Item 4.	Controls and Procedures.........................................................................................................	37

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings.....................................................................................................................	38

	Item 1A.	Risk Factors...............................................................................................................................	38

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.........................................	38

	Item 3.	Defaults Upon Senior Securities............................................................................................	38

	Item 4.	Mine Safety Disclosures..........................................................................................................	38

	Item 5.	Other Information.....................................................................................................................	38

	Item 6.	Exhibits........................................................................................................................................	40

		Signatures..................................................................................................................................	41

		Certifications.............................................................................................................................	42

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

 PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
Assets:	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents...........................................................................................	$5,011,600	$4,608,246
Marketable securities.....................................................................................................	405,721	420,605
Accounts receivable, net ..............................................................................................	6,222,761	7,533,491
Inventories, net...............................................................................................................	2,363,833	3,380,813
Prepaid expenses and other current assets................................................................	755,826	367,552
Assets of discontinued operations..............................................................................	312,319	621,879
Total current assets..........................................................................................	15,072,060	16,932,586

Property and equipment, net........................................................................................	123,533	138,774
Other assets.....................................................................................................................	40,442	40,442
Total Assets........................................................................................................................	$15,236,035	$17,111,802

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$4,223,383	$5,936,848
Accrued expenses and other current liabilities...........................................................	868,741	1,725,185
Liabilities of discontinued operations.........................................................................	35,391	261,806
Total current liabilities...................................................................................	5,127,515	7,923,839

Other liabilities................................................................................................................	82,811	--
Total Liabilities................................................................................................................	5,210,326	7,923,839

6% Senior Convertible Preferred Stock, par value $0.01 per share; 1,500,000 shares authorized; 381,674 shares issued and outstanding (aggregate liquidation value of $750,000)......................................	447,983	--

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued and outstanding......................................................................	--	--
Series A Participating Preferred stock, par value $0.01; 100,000 a uthorized; no shares issued and outstanding.....................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,819,095 and 8,811,595 shares issued; and 8,112,685 and 8,105,185 shares outstanding, respectively............................	88,191	88,116
Capital in excess of par value......................................................................................	17,353,932	17,020,771
Treasury stock, 706,410 shares at cost......................................................................	(1,260,057)	(1,260,057)
Accumulated deficit......................................................................................................	(6,582,790)	(6,624,926)
Accumulated other comprehensive loss...................................................................	(21,550)	(35,941)
Total shareholders’ equity.............................................................................................	9,577,726	9,187,963
Total liabilities and shareholders’ equity...................................................................	$15,236,035	$17,111,802

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales......................................................................................................................	$8,590,248	$7,664,252	$23,350,344	$20,049,363
Cost of goods sold......................................................................................................	6,747,066	6,906,769	18,489,104	16,989,281
Gross profit................................................................................................................	1,843,182	757,483	4,861,240	3,060,082

Operating expenses:
Sales and marketing...........................................................................................	602,038	282,020	1,620,880	925,245
General and administrative...............................................................................	767,588	1,088,552	2,612,398	3,821,512
Total operating expenses.........................................................................	1,369,626	1,370,572	4,233,278	4,746,757

Income (loss) from operations...............................................................................	473,556	(613,089)	627,962	(1,686,675)

Other income (expense):
Interest income (expense).................................................................................	(120)	21,234	(376)	88,931
Loss on marketable securities, net..................................................................	(702,377)	--	(374,160)	--
Other income (expense), net.............................................................................	2,897	(38,998)	(11,285)	(46,023)
Total other income (expense), net..........................................................	(699,600)	(17,764)	(385,821)	42,908

Income (loss) from continuing operations before income tax expense	(226,044)	(630,853)	242,141	(1,643,767)
Income tax expense..................................................................................................	--	--	507	--
Income (loss) from continuing operations	(226,044)	(630,853)	241,634	(1,643,767)
Loss from discontinued operations, net of tax expense (benefit) of $(8,977) and $(130); and $(6,002) and $4,850, respectively.....	(18,659)	(2,678,075)	(199,498)	(4,722,216)
Net income (loss).....................................................................................................	(244,703)	(3,308,928)	42,136	(6,365,983)
Other comprehensive income (loss):
Change in unrealized gains on marketable securities..................................	--	--	23,744	--
Translation adjustments..................................................................................	(152)	(7,446)	(9,353)	(11,558)
Comprehensive income (loss)................................................................................	$(244,855)	$(3,316,374)	$56,527	$(6,377,541)

Net income (loss) per basic and diluted common share:
Income (loss) from continuing operations.............................................................	$(0.03)	$(0.08)	$0.03	$(0.20)
Loss from discontinued operations........................................................................	$(0.00)	$(0.33)	$(0.02)	$(0.58)
Net income (loss) per share....................................................................................	$(0.03)	$(0.41)	$0.01	$(0.78)

Weighted average number of common and common equivalent shares outstanding
Basic.....................................................................................................................	8,112,685	8,105,185	8,110,734	8,100,478
Diluted..................................................................................................................	8,112,685	8,105,185	8,120,909	8,100,478

                        The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2013	2012
Operating activities:
Net income (loss)..........................................................................................................	$42,136	$(6,365,983)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on marketable securities..................................................................	374,160	--
Share-based compensation.....................................................................................	333,236	124,195
Depreciation and amortization................................................................................	55,634	82,657
Bad debt expense......................................................................................................	59,915	26,311
Loss on disposal of property and equipment.......................................................		35,411
Changes in operating assets and liabilities:
Accounts receivable.................................................................................................	1,277,001	(3,324,422)
Inventories.................................................................................................................	1,188,894	(2,270,600)
Prepaid expenses and other current assets...........................................................	222,475	120,614
Other assets...............................................................................................................		61,115
Accounts payable.....................................................................................................	(1,735,053)	1,553,434
Accrued expenses and other current liabilities....................................................	(1,220,634)	1,285,019
Net cash provided by (used in) operating activities................................................	597,764	(8,672,249)

Investing activities:
Repayments received from note receivable...........................................................		1,000,000
Purchases of marketable securities.........................................................................	(54,984,355)
Proceeds from sales of marketable securities........................................................	54,648,823
Purchases of property and equipment...................................................................	(39,686)	(54,057)
Net cash (used in) provided by investing activities.................................................	(375,218)	945,943

Financing activities:
Proceeds from the issuance of convertible preferred stock, net.......................	180,808	--
Net cash provided by financing activities................................................................	180,808	--
Net increase (decrease) in cash and cash equivalents.........................................	403,354	(7,726,306)
Cash and cash equivalents at beginning of period................................................	4,608,246	14,911,844

Cash and cash equivalents at end of period............................................................	$5,011,600	$7,185,538

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Income taxes......................................................................................................	$507	$--

Supplemental Disclosure of Non-Cash Financing Activities:
Receivable from issuance of convertible preferred stock...........................	$499,995	$--

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2    ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts, short-term bonds, and certificates of deposit with original contractual maturities of three months or less, predominately in U.S. dollar denominated instruments. The Company may purchase these short-term bonds with anticipated maturity of 90 days or less at a premium or discount. The Company records these investments as cash and cash equivalents net of amortization of premium or discount. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed the Federal Deposit Insurance Corporation’s insured limits. At June 30, 2013, this amount was approximately $3.8 million. Historically, the Company has not experienced any losses due to such cash concentrations.

Marketable Securities

At June 30, 2013, the Company has investments in marketable securities that are classified as trading and are recorded at fair value with the corresponding unrealized holding gains or losses recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the consolidated balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. At September 30, 2012, the Company classified its investments in marketable securities as “available-for-sale”. Securities that are classified as available-for-sale are recorded at fair value with the corresponding unrealized holding gains and losses, net of taxes, are recorded as a separate component of “Accumulated Other Comprehensive Loss” within shareholders’ equity.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net ninety (90) days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. At June 30, 2013, the allowance for doubtful accounts with respect to its continuing operations was approximately $22,000. The Company did not require an allowance for doubtful accounts with respect to its continuing operations at September 30, 2012.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company’s consolidated statements of operations and comprehensive income (loss). As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. The Company did not require an allowance for obsolete inventory with respect to its continuing operations at June 30, 2013. At September 30, 2012, the allowance for obsolete inventory of the Company’s continuing operations was approximately $99,000.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 2    ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the three-month periods ended June 30, 2013 and 2012, the Company recorded approximately $19,000 and $30,000 of depreciation and amortization expense from continuing operations, respectively. For the nine-month periods ended June 30, 2013 and 2012, the Company recorded approximately $56,000 and $83,000 of depreciation and amortization expense from continuing operations, respectively.

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.  See Note 7 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statements of operations and comprehensive income (loss) and include accrued interest and penalties within the “accrued liabilities” in its consolidated balance sheets, if applicable. For the three and nine month periods ended June 30, 2013 and 2012, no income tax related interest or penalties were assessed or recorded.

6% Senior Convertible Preferred Stock

Temporary Equity

In accordance with Accounting Standards Codification (“ASC”) 480-10-s99 and Accounting Series Release (“ASR”) ASR 268, equity securities are required to be classified out of permanent equity and classified as temporary equity, as the redemption of the convertible preferred stock is not solely within the control of the Company since it is at the option of the holder.

Warrants

In accordance with ASC 815-40, the Company’s warrants have been classified as a liability, at fair value, as a result of a related registration rights agreement that contains certain requirements for registering the underlying common shares, but has no provision for penalties upon the failure to register. At each balance sheet date, this liability’s fair value will be re-measured and adjusted.

Preferred Stock Accretion

 The fair value, or carrying amount, at the date of issue is less than the redemption value. As a result, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend.

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

Foreign Currency Transactions

The functional currency of the Company and its wholly-owned foreign subsidiaries is the U.S. dollar (except for Forward UK, which is the British Pound). Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations and comprehensive income (loss). The approximate net losses from foreign currency transactions for continuing operations was $(3,000) and $(26,000) for the three-month periods ended June 30, 2013 and 2012, respectively. For the nine-month periods ended June 30, 2013 and 2012, the Company recorded $(17,000) and $(46,000), respectively, in approximate foreign currency transaction losses. Such foreign currency transaction losses were primarily the result of Euro denominated sales to certain customers.

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

Share-Based Compensation

The Company recognizes share-based compensation in its consolidated statements of operations and comprehensive income (loss) at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material increases to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 6 Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (ASC Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective is to end some inconsistent practices with regard to the presentation on the balance sheet of unrecognized tax benefits. The update is effective for financial statement periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt this standard beginning January 1, 2014. The Company does not expect these changes to have a material impact on its consolidated financial statements.

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

	For the Three-Month Periods Ended June 30		For the Nine-Month Periods Ended June 30,
	2013	2012	2013	2012
Net sales....................................................	$(9,701)	$430,540	$388,530	$2,093,718
Gross profit (loss) ....................................	(10,223)	(1,524,337)	85,599	(1,084,894)
Operating expenses.................................	(21,752)	(1,138,487)	(298,968)	(3,594,979)
Other income (expense)..........................	4,333	(15,251)	7,861	(42,343)
Loss from discontinued operations, net of tax expense (benefit) of $(8,977) and $(130); and $(6,002) and $4,850, respectively.....................	$(18,659)	$(2,678,075)	$(199,498)	$(4,722,216)

Summarized assets and liabilities of discontinued operations are presented in the following table:

	June 30,	September 30,
	2013	2012
Accounts receivable, net..............................................	$--	$26,186
Inventories, net..............................................................	179,028	350,942
Prepaid assets and other current assets.....................	133,291	244,751
Total assets of discontinued operations............	$312,319	$621,879

Accounts payable.........................................................	$24,286	$45,874
Accrued liabilities....................................	11,105	215,932
Total liabilities of discontinued operations........	$35,391	$261,806

The above asset amounts as of June 30, 2013, include approximately $311,000 relating to expected payments pursuant to a Settlement Agreement and General Release (“Settlment Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release. G-Form paid $31,000 of the settlement in July 2013 with the balance due 60 days after delivery of the retail inventory, which occurred in August 2013. The Company has substantially completed its exit of its Retail business as of March 31, 2013. The Company has not had, and does not expect to have, any continuing involvement in the Retail business after this date.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 4    MARKETABLE SECURITIES

The Company classifies its marketable securities as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. Effective October 1, 2012, the Company changed its classification of marketable equity securities and corporate bonds from available-for-sale to trading. As a result of this reclassification, a gross gain of $4,764 and a gross loss of $(28,508) was reclassed out of accumulated other comprehensive income (loss) and charged to earnings using a specific identification basis. Equity securities are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy under ASC 820.  Corporate bonds are carried at amortized cost, which approximates market value. The corresponding unrealized holding gains or losses are recognized in earnings. The Company’s marketable securities are summarized in the table below:

	June 30,	September 30,
	2013	2012
Trading:
Cost.......................................................................	$532,445	$--
Unrealized Losses...............................................	(126,724)	--
Total Fair Value............................................	$405,721	$--

Available-for-sale:
Cost.......................................................................	$--	$444,349
Unrealized Gains..................................................	--	4,764
Unrealized Losses...............................................	--	(28,508)
Total Fair Value...........................................	$--	$420,605

            The net loss on marketable securities for the three and nine-month periods ended June 30, 2013 was approximately $(702,000) and $(374,000), respectively, in the accompanying consolidated statements of operations and comprehensive income (loss).

The following table presents the Company’s fair value hierarchy for assets, consisting of marketable securities, measured at fair value on a recurring basis at June 30, 2013 and September 30, 2012:

	Level 1	Level 2	Level 3	Total

Equity securities............................	$405,721	$ --	$--	$405,721
Total assets at fair value at June 30, 2013...........................	$405,721	$--	$--	$405,721

Equity securities............................	$420,605	$ --	$--	$420,605
Total assets at fair value at September 30, 2012................	$420,605	$--	$--	$420,605

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5    SHAREHOLDERS’ EQUITY

“Blank Check” Preferred Stock

The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board of Directors (the “Board”) has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights.  Of these shares, 1,500,000 shares have been authorized as the 6% Convertible Preferred Stock and 100,000 shares have been authorized as the Series A Preferred Stock.

6% Senior Convertible Preferred Stock

On June 28, 2013, the Company completed the sale of (i) 381,674 shares of its newly authorized 6% Senior Convertible Preferred Stock, par value $0.01 per share (the “Convertible Preferred Stock”) and (ii) warrants to purchase a total of 381,674 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) (the “Warrants” and together with the Convertible Preferred Stock, the “Securities”) to accredited investors (“Investors”) in a private placement (the “Private Placement”) pursuant to the terms of securities purchase agreements, dated June 28, 2013 (the “Purchase Agreements”), by and between the Company and each Investor.  The total purchase price paid by Investors for each share of Convertible Preferred Stock and Warrant purchased by them was $1.965. The Private Placement resulted in gross proceeds of approximately $750,000 to the Company.  The Company has received $180,000 of these proceeds in cash as of June 30, 2013, net of issuance costs of approximately $70,000, which is reflected in the “Cash and cash equivalents” line of the Company’s consolidated balance sheets.  These proceeds of $750,000 have been allocated to the Convertible Preferred Stock and the Warrants based upon their fair values of approximately $448,000 (net of issuance costs) and $233,000, respectively. The remaining approximate $500,000 of proceeds was received in July 2013 and is reflected in “Prepaid expenses and other current assets” line on the Company’s consolidated balance sheets as of June 30, 2013. The Company may sell additional shares of Convertible Preferred Stock, together with related Warrants, in one or more subsequent closings.

The Warrants have an initial exercise price of $1.84 per share, subject to adjustment upon the occurrence of certain customary events.  The Warrants are exercisable at any time on or after January 1, 2014 (the “Initial Exercise Date”) and terminate on the 10-year anniversary of the Initial Exercise Date.

Each share of Convertible Preferred Stock is convertible into one share of Common Stock at an initial conversion price of $1.84 per share, subject to adjustment upon the occurrence of certain customary events (the “Conversion Price”).  At the initial Conversion Price, the 381,674 shares of Preferred Stock issued at the initial closing are convertible into an aggregate of 407,599 shares of Common Stock.

Dividends on the Convertible Preferred Stock will be payable, on a cumulative basis, in cash, at the rate per annum of 6% of the Liquidation Preference (as defined below) and will be payable quarterly, in arrears, on each March 31, June 30, September 30 and December 31, commencing on September 30, 2013. The Company is prohibited from paying any dividend with respect to shares of Common Stock or other junior securities in any quarter unless full dividends are paid on the Convertible Preferred Stock in such quarter.

In the event of a liquidation (or deemed liquidation, as described below) of the Company, the holders of the Convertible Preferred Stock shall receive in preference to the holders of Common Stock and any junior securities of the Company an amount (the “Liquidation Preference”) equal to (i) $1.965 (the “Original Issue Price”) per each outstanding share of Convertible Preferred Stock (subject to adjustment upon the occurrence of certain customary events), plus (ii) any accrued but unpaid dividends.  A Change of Control of the Company (as defined in the Certificate of Amendment) will be treated as a liquidation at the option of the holders of a majority of the Convertible Preferred Stock; provided that the amount paid to holders of Convertible Preferred Stock in such event will be equal to 101% of the Original Issue Price, plus accrued but unpaid dividends.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5    SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock (Continued)

Each share of Convertible Preferred Stock is convertible at any time, at the option of the holder, into one share of Common Stock at the then applicable Conversion Price.  In addition, upon the consent of 80% of the holders of the Convertible Preferred Stock, the Convertible Preferred Stock automatically will be converted to shares of Common Stock at the then-applicable Conversion Price.

On or after June 28, 2018, the Company may, at its option and upon at least 30 days prior written notice to the holders of the Convertible Preferred Stock, redeem all or any portion of the outstanding Convertible Preferred Stock in cash at a redemption price equal to the full Liquidation Preference as of the redemption date. In addition, at any time on or after June 28, 2023, each holder of the Convertible Preferred Stock will have the right to require the Company to redeem (provided that funds are legally available to do so) all or any portion of such holder’s outstanding Convertible Preferred Stock at a redemption price equal to the full Liquidation Preference of such shares of Convertible Preferred Stock as of the redemption date.

The Convertible Preferred Stock will vote together with the Common Stock on an as-converted basis on all matters except as required by law.  In addition, for so long as 50% of the shares of Convertible Preferred Stock remains outstanding, without the approval of the holders of a majority of the Convertible Preferred Stock, voting as a separate class, the Company may not: (i) authorize or issue any equity security senior to the Convertible Preferred Stock; (ii) declare or pay any dividends on the Common Stock or any series of preferred stock that ranks junior to the Convertible Preferred Stock; (iii) increase or decrease the total number of authorized shares of Convertible Preferred Stock; (iv) alter or change the rights, preferences or privileges of the Convertible Preferred Stock so as to affect materially and adversely the Convertible Preferred Stock; or (v) increase the authorized capitalization of the Company, or otherwise amend its certificate of incorporation or bylaws in a manner which adversely affects the rights or preferences of the Convertible Preferred Stock.

Anti-takeover Provisions

Shareholder Rights Plan

On April 26, 2013, the Board adopted a Shareholder Rights Plan, as set forth in the Rights Agreement dated as of April 26, 2013 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. Pursuant to the Rights Agreement, the Board declared a dividend distribution of one Right (a “Right”) for each outstanding share of Company Common Stock, par value $0.01 per share (the “Common Stock”) to shareholders of record at the close of business on May 6, 2013, which date will be the record date, and for each share of Common Stock issued (including shares distributed from treasury) by the Company thereafter and prior to the Distribution Date (as described below and defined in the Rights Agreement). Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), at an exercise price of $4.00 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment.

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 5    SHAREHOLDERS’ EQUITY (CONTINUED)

 Anti-takeover Provisions (Continued)

 “Blank Check” Preferred Stock

As discussed above, the Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights.

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of June 30, 2013, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three and nine-month periods ended June 30, 2013 and 2012.

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the nine-month period ended June 30, 2013 are summarized below:

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2012	$9,187,963	8,811,595	$88,116	$17,020,771	$(6,624,926)	706,410	$(1,260,057)	$(35,941)
Share-based compensation	333,236	7,500	75	333,161	--	--	--	--
Other comprehensive income (loss):
Foreign currency translation	(9,353)	--	--	--	--	--	--	(9,353)
Net reclassification of adjustments on marketable securities	23,744	--	--	--	--	--	--	23,744
Net income	42,136	--	--	--	42,136	--	--	--
Balance at June 30, 2013	$9,577,726	8,819,095	$88,191	$17,353,932	$(6,582,790)	706,410	$(1,260,057)	$(21,550)

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Under the 2011 Plan, as of June 30, 2013, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) has approved awards of stock options to purchase an aggregate of 1,315,000 shares of common stock to certain of the Company’s executive officers and employees (1,020,000 shares), a consultant (160,000 shares), non-employee directors (130,000 shares), and to a non-employee executive officer (5,000 shares).  Of these awards, as of June 30, 2013, 530,500 shares were forfeited and reverted to, and are eligible for re-grant under, the 2011 Plan.  The total shares of common stock available for grants of equity awards under the 2011 Plan was 65,500 as of June 30, 2013. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2011 Plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Options granted under a consulting agreement in November 2011 expire three years after the grant date and vested equally over the term of the consulting agreement, which concluded February 29, 2012.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Under the 2007 Plan, the Compensation Committee approved awards of restricted common stock and stock options of 977,375, in the aggregate, to certain officers, employees and non-employee directors. Of these awards, as of June 30, 2013, 278,366 shares were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan.  The total shares of common stock available for grants of equity awards under the 2007 Plan was 100,991 as of June 30, 2013. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at June 30, 2013.

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

The Company recognized approximately an expense of $48,000 and a recovery of $(81,000) of compensation in continuing operations for stock option awards in its consolidated statements of operations and comprehensive income (loss) for the three-month periods ended June 30, 2013 and 2012, respectively; and an expense of $176,000 and a recovery of $(142,000) for the nine-month periods ended June 30, 2013 and 2012, respectively

As of June 30, 2013, there was approximately $193,000 of total unrecognized compensation cost related to 414,834 shares of unvested stock option awards granted under the 2007 and 2011 Plans, which is expected to be recognized over the remainder of the weighted average vesting period (extending to August 2016).

The following table summarizes stock option activity under the 2011 Plan and 2007 Plan, from September 30, 2012 through June 30, 2013 (there was no activity during such period with respect to the 1996 Plan grants):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	1,142,000	$3.31	4.2	$ --
Granted..............................................	120,000	1.14	9.3	--
Exercised...........................................	--	--	--	--
Forfeited............................................	(365,000)	3.43	--	--
Expired..............................................	--	--	--	--
Outstanding at June 30, 2013	897,000	$2.98	6.5	$ --

Options expected to vest at June 30, 2013...................................	375,151	$2.88	8.4	--

Options vested and exercisable at June 30, 2013..................................	482,166	$3.03	4.9	--

During the nine-month period ended June 30, 2013, the Company granted 120,000 stock options at a weighted average grant date fair value of $0.61. During the nine-month period ended June 30, 2012 the Company granted 420,000 stock options at a weighted average grant date fair value of $0.96.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Nine-Month Periods Ended June 30,
	2013	2012
Expected term (in years)	5.0	3.0 to 5.0
Risk-free interest rate..........	0.6%-0.7%	0.04% to 0.83%
Expected volatility..............	70.0%-70.4%	63% to 69%
Expected dividend yield.....	0%	0%
Forfeiture rate......................	5%	13%

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

Restricted Stock Awards

Under the 2011 Plan and 2007 Plan, the Compensation Committee has approved and granted awards of 554,875 shares of restricted stock, in the aggregate, to certain key employees. Of these awards, 160,134 have vested and 23,366 shares of restricted stock were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan. Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates of the grant date, typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the closing market value of the Company’s common stock as quoted on the Nasdaq Stock Market on the grant date. During the three-month periods ended June 30, 2013 and 2012, the Company recognized approximately $59,000 and $1,000, respectively, of compensation expense in continuing operations in its consolidated statements of operations and comprehensive income (loss) related to restricted stock awards; and approximately $157,000 and $4,000 for the nine-month periods ended June 30, 2013 and 2012, respectively.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION (CONTINUED)

Restricted Stock Awards (Continued)

The following table summarizes restricted stock activity under the 2011 Plan and 2007 Plan from September 30, 2012, through June 30, 2013.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2012...............................	7,500	$2.02
Changes during the period:
Shares granted........................................................................	371,375	1.16
Shares vested.........................................................................	(7,500)	2.02
Shares forfeited......................................................................	--	--
Non-vested balance at June 30, 2013........................................	371,375	$1.16

                As of June 30, 2013, there was approximately $230,000 of total unrecognized compensation cost related shares of unvested restricted stock awards (reflected in the table above) granted under the 2011 Plan and 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods. The total grant date fair value of restricted stock that vested during the nine-month period ended June 30, 2013 was approximately $15,000.

Warrants

    As of June 30, 2013, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 issued in fiscal year ended 1999 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of June 30, 2013, no such registration statement has been filed with the Securities and Exchange Commission.

In connection with the sale of the Convertible Preferred Stock, Warrants to purchase 381,674 shares of Common Stock were issued effective as of June 28, 2013.

NOTE 7    INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States Federal and State, and foreign components:

	For the Three-Month Periods Ended June 30,		For the Nine-Month Periods Ended June 30,
	2013	2012	2013	2012
Current:
Federal........................................	$--	$--	$--	$--
State............................................	--	--	75	--
Foreign......................................	(8,977)	(130)	(5,570)	4,850

Deferred:
Federal.......................................	(99,438)	367,299	82,082	(443,941)
State...........................................	(5,675)	20,966	4,683	(25,764)
Foreign......................................	2,068	(144,343)	(10,682)	(188,495)

Change in valuation allowance....	103,045	(243,922)	(76,083)	658,200
Income tax expense.......................	$(8,977)	$ (130)	$(5,495)	$ 4,850

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7    INCOME TAXES (CONTINUED)

Income tax benefit from discontinued operations of approximately $(9,000) and $(100) recorded in the three-month periods ended June 30, 2013 and 2012, respectively, and income tax expense (benefit) from discontinued operations of $(6,000) and $5,000 recorded in the nine-month period ended June 30, 2013 and 2012, respectively, is attributable to Forward UK.

As of June 30, 2013, and September 30, 2012, the Company has no unrecognized income tax benefits. At June 30, 2013, the Company had available total net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $8,154,000 and $6,515,000, respectively, expiring through 2033, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $2,643,000 and $224,000, respectively. In addition, at June 30, 2013, the Company had total available net operating loss carryforwards for foreign income tax purposes of approximately $4,986,000 resulting in a deferred tax asset of $439,000 approximately, expiring through 2020.  Total net deferred tax assets, before valuation allowances, was $3,742,000 at June 30, 2013 and $3,818,000 at September 30, 2012, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested; therefore, in accordance with U.S. generally accepted accounting principles, no provision for U.S. Federal and state income taxes would result. As of June 30, 2013, there were no accumulated earnings of any of the Company’s foreign subsidiaries.

As of June 30, 2013, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its total deferred tax assets. As of June 30, 2013 and September 30, 2012, the valuation allowances were approximately $3,742,000 and $3,818,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income tax expense (benefit)” line item of the Company’s consolidated statements of operations and comprehensive income (loss).

As of June 30, 2013 and September 30, 2012, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations and comprehensive income (loss). For the periods presented in the accompanying consolidated statements of operations and comprehensive income (loss), no income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2009 are closed to Federal and State examination, except with respect to net operating losses generated in prior fiscal years.

NOTE 8    INCOME (LOSS) PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Diluted loss per share data for the three-month periods ended June 30, 2013 and 2012, and the nine-month period ended June 30, 2012, excludes all outstanding common equivalent shares as inclusion of such shares would be anti-dilutive. Diluted income per share data for the nine-month period ended June 30, 2013 excludes 1,273,675 of common equivalent shares as inclusion of such shares would be anti-dilutive.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9   COMMITMENTS AND CONTINGENCIES

Employment and Agreements

Robert Garrett Jr. Employment Agreement

Under his employment agreement, which was effective as of March 1, 2012, Mr. Robert Garrett Jr. is currently employed as the Company’s Chief Executive Officer at an annual salary of $250,000. In executing his employment agreement, Mr. Garrett received a signing bonus of $9,167. During Mr. Garrett’s first year of employment he received a bonus of $50,000.  In addition, during each year of his employment, Mr. Garrett is eligible to receive an annual bonus at the discretion of the Compensation Committee in a combination of cash or equity-based compensation. Mr. Garrett’s employment agreement also entitles him to awards of stock options to purchase an aggregate of 200,000 shares of the Company’s common stock pursuant to the 2011 Plan, which have been granted in their entirety.

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

James O. McKenna Employment Agreement

James O. McKenna serves as the Company’s Chief Financial Officer, Treasurer and Assistant Secretary pursuant to an Amended Employment Agreement, dated as of April 1, 2011 (the “Employment Agreement”), between the Company and Mr. McKenna.  On November 8, 2012, Mr. McKenna’s Employment Agreement was further amended (the “Amendment”) in connection with the logistical coordination, planning and implementation of the move of the Company’s executive offices to West Palm Beach, Florida from Santa Monica, California, and his relocation from California to Florida at the Company’s request. Among other things, the Amendment reduced his base salary to $210,000 per annum from $225,000 per annum, eliminated his housing allowance of $90,000 per annum (paid pursuant to the Employment Agreement), and provided for a bonus payment in the amount of $172,456, less applicable withholdings and deductions, all subject to the provisions provided in the Amendment. Approximately $86,000 of such bonus payment is attributed as a bonus to Mr. McKenna in Fiscal 2012, with the remainder to be attributed to future periods. Up to one half of such bonus payment may be applied to reduce future bonuses due to Mr. McKenna, if any, on or prior to September 2014, pursuant to the terms and provisions of the Amendment. The term of the Employment Agreement expires on December 31, 2013, with automatic renewal for successive terms of one year each.  Pursuant to the Employment Agreement, Mr. McKenna is entitled to a payment equal to one year of his salary as severance in the event of his termination “without cause” and termination for “good reason” (as such terms are defined in the Employment Agreement).

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

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Guarantee Obligation (Continued)

As of February 1, 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $98,000 as of June 30, 2013) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  Forward Switzerland would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods until February 28, 2014, unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $1,245,000 at June 30, 2013). As of June 30, 2013, the Company had not incurred a liability in connection with this guarantee.

NOTE 10  BUYING AGENCY AND SUPPLY AGREEMENT

On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”), dated as of March 7, 2012.  The Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China shall act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region.  The Company shall purchase products at Forward China’s cost, and shall pay a service fee on the net purchase price.  The Agreement shall terminate on March 11, 2014, subject to renewal.  Terence Wise, a director of the Company, is a principal of Forward China. Jenny P. Yu, a Managing Director of Forward China, has filed a Schedule 13D disclosing that she beneficially owns 444,217 shares of the Company’s common stock, representing approximately 5.48% of the Company’s outstanding shares. The Company recognized approximately $306,000 and $270,000, respectively, during the three-month periods ended June 30, 2013 and 2012, and $798,000 and $332,000, respectively, during the nine-month periods ended June 30, 2013 and 2012, of Forward China service fees, which are included as a component of costs of goods sold in continuing operations in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Pursuant to the Agreement, LCA is authorized, subject to supervision of the Investment Committee of the Board and the terms and conditions of the Agreement, to take all actions and make all decisions regarding the investment and reinvestment of the assets of the Account utilizing the Investment Strategy (as defined in the Agreement).  As compensation for its services to the Company, LCA shall be entitled to advisory fees, comprised of an asset-based fee and a performance fee, as provided in the Agreement.  The asset-based fee will equal 1% per annum of the average Account Net Asset Value (“Account NAV”).  The performance fee will equal 20% of the increase (if any) in the Account NAV over an annual period. No performance fee will be payable for any annual period in which the Account NAV at the end of such annual period is below the highest Account NAV at the end of any previous annual period. In addition to such advisory fees, the Company will reimburse LCA for certain investment and operational expenses.  Under the Agreement, the Company or its designees may make cash withdrawals from the Account on March 31, June 30, September 30 or December 31 of each year upon 45 days’ prior written notice to LCA; provided, that, in the event of a breach of certain terms of the Agreement, the Company may make a complete cash withdrawal from the Account immediately without LCA’s consent. During the three and nine-month periods ended June 30, 2013, the Company recognized approximately $6,000 of expense in continuing operations in its consolidated statements of operations and comprehensive income (loss) related to asset based advisory fees. The Company has not recorded any expense related to performance based advisory fees during the three and nine-month periods ended June 30, 2013.

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

NOTE 12  LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of June 30, 2013, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 13  OPERATING SEGMENT INFORMATION

As of June 30, 2013, the Company reported and managed its continuing operations based on a single operating segment: the design and distribution of carry and protective solutions, primarily for hand held electronic devices. Products designed and distributed by this segment include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). This segment operates in geographic regions that include primarily APAC, the Americas, and Europe. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.

On June 21, 2012, the Company determined to wind down its Retail segment, which commenced during the three-month period ended December 31, 2011, and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business. The Company has substantially completed its exit of its Retail business as of March 31, 2013. The Company has not had, and does not expect to have, any continuing involvement in the Retail business after this date.

Forward Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 13  OPERATING SEGMENT INFORMATION (CONTINUED)

Revenues from External Customers

The following table presents net sales by geographic region.

	(dollars in millions)		(dollars in millions)
	For the Three-Month Periods Ended June 30,		For the Nine-Month Periods Ended June 30,
	2013	2012	2013	2012
Americas:
United States.........................................	$2.1	$2.7	$7.5	$5.9
Other.......................................................	0.8	0.5	1.2	1.1
Total Americas...............................	2.9	3.2	8.7	7.0

APAC:
Hong Kong............................................	2.9	2.6	5.5	7.4
Other.......................................................	0.9	0.7	2.6	1.5
Total APAC.....................................	3.8	3.3	8.1	8.9

Europe:
Germany.................................................	1.1	0.4	4.7	2.6
Poland....................................................	0.6	0.7	1.7	1.2
Other......................................................	0.2	0.1	0.2	0.4
Total Europe...................................	1.9	1.2	6.6	4.2
Total net sales*.........................................	$8.6	$7.7	$23.4	$20.0

* Table may not total due to rounding.

Forward Industries, Inc.

NOTE 13  OPERATING SEGMENT INFORMATION (CONTINUED)

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting predominately of property and equipment, by geographic region are as follows:

	(dollars in thousands)
	As of June 30, 2013	As of September 30, 2012
Americas.......................................................................	$163	$178
Europe...........................................................................	1	1
Total Long-Lived Assets (net)....................................	$164	$179

NOTE 14              SUBSEQUENT EVENTS

                On August 7, 2013, the Company completed the sale of (i) an additional 216,282 shares of 6% Senior Convertible Preferred Stock and (ii) Warrants to purchase a total of 216,282 shares of Common Stock to accredited investors in the Private Placement pursuant to the terms of securities purchase agreements (“Purchase Agreements”), dated August 7, 2013. The Purchase Agreements were entered into in connection with the second closing under the Private Placement (the “Second Closing”) following the initial closing under the Private Placement which occurred on June 28, 2013 (the “Initial Closing”).  See Note 5 to our Consolidated Financial Statements - “Shareholders’ Equity - 6% Senior Convertible Preferred Stock” and “Part II. Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q for a description of the Initial Closing.

                The Second Closing resulted in gross proceeds of approximately $425,000 to the Company and, together with the gross proceeds of approximately $750,000 from the Initial Closing, amounts to total gross proceeds of approximately $1,175,000 from the Private Placement through the date of the Second Closing.  Together with the Securities sold in the Initial Closing, the Company sold a total of 597,956 shares of 6% Senior Convertible Preferred Stock and Warrants to purchase 597,956 shares of Common Stock in the Private Placement as of the date of the Second Closing. The Company may sell additional shares of 6% Senior Convertible Preferred Stock, together with related Warrants, in one or more subsequent closings.

Forward Industries, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  The following discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2013 (the “2013 Quarter”), with those for the three months ended June 30, 2012 (the “2012 Quarter”) and our consolidated results of operations for the nine-months ended June 30, 2013 (the “2013 Period”) with the nine-months ended June 30, 2012 (the “2012 Period”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

BUSINESS OVERVIEW

Trends and Economic Environment

In June 2012, the Company made the strategic decision to focus solely on our core OEM business. Initially, we implemented several key restructuring measures in order to improve our operating performance and return the Company to profitability. These actions included replacing our legacy sourcing and quality assurance infrastructure with a variable, lower cost, solution through our use of an exclusive, Asia-based sourcing agent (refer to Note 10 in our Notes to Consolidated Financial Statements) and rationalizing our fixed operating expenses, including office closures and headcount reductions. The impact of these restructuring measures continues to be more fully reflected in our financial results as we make our way through Fiscal 2013.

Forward Industries, Inc.

With the restructuring behind us, we have turned our focus to protecting the strong competitive position we have built across several key product categories, especially our Diabetic Products line. We have reinvested a portion of the savings generated by the restructuring towards expanding and better incentivizing our sales, design and sales support teams, which we believe has improved our ability to provide proactive and responsive support to our existing customer base. We also believe that these investments are expanding our ability to provide innovative and differentiated solutions to our existing and prospective customers.

We remain challenged by a highly concentrated customer base and product offering, especially with respect to our Diabetic products line, where we operate in a price sensitive environment in which we continue to experience volatility in demand and downward pricing pressure from our major Diabetic Products customers. We believe that the investments we are making in our sales, design and sales support teams increase our ability to expand and diversify our customer base, which we believe, is essential to overcoming these challenges and the impact they have on our gross margins. In addition, the Diabetic Products sector seems to be undergoing significant changes that, we believe, present us with meaningful opportunities if managed proactively.

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

In connection with the exit of our retail business, we entered into a definitive Settlement Agreement and General Release (“Settlement Agreement”) with G-Form on July 3, 2013, which replaces the second Memorandum of Understanding entered into with G-Form in June 2012. Pursuant to the Settlement Agreement, G-Form has agreed to pay us approximately $0.3 million in exchange for certain retail inventories, our cooperation with certain administrative matters, and a mutual general release.

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

Forward Industries, Inc.

Marketable Securities

At June 30, 2013, the Company has investments in marketable securities that are classified as trading and are recorded at fair value with the corresponding unrealized holding gains or losses, net of taxes, recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the consolidated balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. At September 30, 2012, the Company classified its investments in marketable securities as “available-for-sale”. Securities that are classified as available-for-sale are recorded at fair value with the corresponding unrealized holding gains and losses are recorded as a separate component of “Accumulated Other Comprehensive Loss” within shareholders’ equity. Refer to Note 4 “Marketable Securities” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS FOR THE 2013 QUARTER COMPARED TO THE 2012 QUARTER

Loss from Continuing Operations

Loss from continuing operations was $0.2 million in the 2013 Quarter compared to $0.6 million in the 2012 Quarter. The improvement is primarily due to increased gross profit on a higher sales base, which was offset, in part, by an increase in Other Expense, net, as reflected in the table below:

	Main Components of Net Loss from Continuing Operations
	(millions of dollars)
	2013 Quarter	2012 Quarter	Increase (Decrease)
Net Sales.................................................................................	$8.6	$7.7	0.9

Gross Profit.............................................................................	1.8	0.8	1.0
Sales and Marketing Expenses............................................	(0.6)	(0.3)	0.3
General and Administrative Expenses................................	(0.8)	(1.1)	(0.3)
Other Expense, net.................................................................	(0.7)	--	0.7
Income Tax Expense..............................................................	--	--	--
Loss from Continuing Operations*..................................	$(0.2)	$(0.6)	(0.3)

* Table may not total due to rounding.

Loss from continuing operations per basic and diluted share was $(0.03) and $(0.08) for the 2013 Quarter and 2012 Quarter, respectively.

Net Sales

Net sales of $8.6 million in the 2013 Quarter increased $0.9 million from $7.7 million in the 2012 Quarter primarily due to higher sales of Diabetic products, and to a lesser extent, higher sales of Other products. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2013 Quarter (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products............................	$3.4	$1.7	$1.7	$6.8
Other products.................................	0.4	1.2	0.1	1.8
Total net sales.............................	$3.8	$2.9	$1.8	$8.6

Net Sales for 2012 Quarter (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products............................	$3.1	$2.0	$1.0	$6.1
Other products.................................	0.2	1.2	0.3	1.6
Total net sales.............................	$3.3	$3.2	$1.2	$7.7

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

Sales of Diabetic products increased $0.7 million to $6.8 million in the 2013 Quarter, from $6.1 million in the 2012 Quarter. This increase was primarily due to higher sales in respect of new and replacement programs with two long-standing, major, Diabetic products customers (Diabetic Customers A and C). These increases were offset, in part, by sales declines from several newer programs with Diabetic Customer D that were launched in Fiscal 2012. To a lesser extent, shifts from long-standing to successor programs with Diabetic Customer B resulted in lower sales to such customer in the 2013 Quarter.

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

		(millions of dollars)
	2013 Quarter	2012 Quarter	Increase (Decrease)
Diabetic Customer A...............................	$3.0	$2.6	$0.4
Diabetic Customer B................................	0.9	1.0	(0.1)
Diabetic Customer C................................	1.8	0.9	0.9
Diabetic Customer D................................	0.6	1.2	(0.6)
All other Diabetic Customers.................	0.5	0.5	--
Totals*...............................................	$6.8	$6.1	$0.7

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 79% of our total net sales in the 2013 and 2012 Quarters.

Other Product Sales

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as smartphones, tablets, GPS devices, and bar code scanners), as well as a variety of other products (such as firearms, sporting, and other recreational products) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Forward Industries, Inc.

Sales of Other Products increased $0.2 million to $1.8 million in the 2013 Quarter from $1.6 million in the 2012 Quarter. This increase was primarily due to $0.6 million in higher sales contributed by several new programs with a long-standing, sports and recreational customer, our largest within our “Other” product lines, in the 2013 Quarter. This increase was offset, in part, by the loss of a firearm customer and laptop customer, each of which had contributed $0.2 million to “Other” products sales in the 2012 Quarter. Decreases in several other customer accounts, of which none were individually material also served to dampen the overall increase in sales of Other products in the 2013 Quarter.

Sales of Other Products represented 21% of our net sales in the 2013 Quarter and 2012 Quarter.

Gross Profit

Gross profit increased $1.0 million, or 143%, to $1.8 million in the 2013 Quarter from $0.8 million in the 2012 Quarter. As a percentage of sales, our gross profit improved to 21.5% in the 2013 Quarter from 9.9% in the 2012 Quarter.

This margin improvement was driven primarily by cost savings realized in the 2013 Quarter from the restructure of our Asia-based sourcing and quality assurance operations (refer to Note 10 to our consolidated financial statements - “Buying Agency and Supply Agreement”), which were initiated in March 2012 and substantially completed as of September 30, 2012. Such sourcing and quality assurance costs were 4.6% of our net sales in the 2013 Quarter compared to 9.2% of net sales in the 2012 Quarter.

In addition, during the 2012 Quarter, we experienced several quality issues with two of our major Diabetic Products customers. In our efforts to remediate these quality issues, we incurred significantly higher inspection, warehousing, handling, and freight costs that, in the aggregate, negatively impacted our gross profit margin by approximately 4% in the 2012 Quarter. We experienced no such quality issues during the 2013 Quarter. As a result, during the 2013 Quarter, our inspection, warehousing, handling and freight costs returned to levels consistent with those included in quarterly results reported prior to the 2012 Quarter.

To a lesser extent, a combination of factors, including cost reductions and shifts in product mix from program successions, impacting our four major Diabetic Customers, resulted in an overall improvement in gross margin from our Diabetic Products line.

These improvements were offset, in part, by lower gross profit margin contributed by our “Other” Products division in the 2013 Quarter, which is primarily due to the loss of a firearm customer and laptop customer, and to a lesser extent shifts in programs with several of such customers whereby certain new and replacement programs contributed less gross profit margin in the 2013 Quarter than their predecessor programs in the 2012 Quarter.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.3 million, or 113%, to $0.6 million in the 2013 Quarter compared to $0.3 million in the 2012 Quarter due primarily to higher personnel costs. Personnel costs increased $0.3 million in the 2013 Quarter primarily as a result of expanding and restructuring our sales and sales support departments, including their respective compensation schemes. Increases in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 27% to $0.8 million in the 2013 Quarter from $1.1 million in the 2012 Quarter due primarily to lower personnel costs. Personnel costs decreased $0.2 million resulting primarily from restructuring our finance and information technology departments, which included headcount reductions and salary decreases made in conjunction with the relocation of our corporate headquarters from California to Florida. Fluctuations in other components of “General and Administrative Expenses” were not material individually or in the aggregate.

Forward Industries, Inc.

Other Expense, net

Other expense, net, consisting primarily of realized and unrealized gains and losses on investments in marketable securities, was $0.7 million of expense in the 2013 Quarter compared to $20 thousand of expense in the 2012 Quarter. This fluctuation was due primarily to $2.0 million of realized and unrealized losses on investments in marketable securities, which were offset in part by realized and unrealized gains on investments in marketable securities of $1.3 million in the 2013 Quarter. There was no such investing activity in marketable securities in the 2012 Quarter.

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

Loss from Discontinued Operations

Loss from discontinued operations was $19 thousand in the 2013 Quarter compared to $2.7 million in the 2012 Quarter. This improvement was due primarily to a $1.5 million reduction in gross loss combined with a $1.1 million decrease in operating expenses in the 2013 Quarter. Loss from discontinued operations per basic and diluted share was $(0.00) for the 2013 Quarter and $(0.33) 2012 Quarter, respectively.

Net Sales

Net sales from discontinued operations consisted of $10 thousand in sales returns in the 2013 Quarter. Net sales from discontinued operations consisted of $0.4 million, net of sales returns, discounts, markdowns, and co-op advertising programs of $1.0 million in the aggregate in the 2012 Quarter.

Gross Loss

Gross loss from discontinued operations of $10 thousand in the 2013 Quarter reflects sales returns of retail products, which we deem to be unsaleable. Gross loss from discontinued operations was $1.5 million in the 2012 Quarter.

Operating Expenses

Operating expenses of discontinued operations decreased $22 thousand in the 2013 Quarter from Operating expenses of $1.1 million in the 2012 Quarter.

Other Expense

Operating income (expense) from discontinued operations was not material in the 2013 or 2012 Quarter.

RESULTS OF OPERATIONS FOR THE 2013 PERIOD COMPARED TO THE 2012 PERIOD

Income (loss) from Continuing Operations

Income from continuing operations was $0.2 million in the 2013 Period compared to a loss from continuing operations of $1.6 million in the 2012 Period. The improvement is primarily due to increased gross profit on a higher sales base, lower general and administrative expenses, and higher other income, which were offset, in part, by higher selling and marketing expenses, as reflected in the table below:

Forward Industries, Inc.

Main Components of Net Income (Loss) from Continuing Operations
	(millions of dollars)
	2013 Period	2012 Period	Increase (Decrease)
Net Sales..................................................................	$23.3	$20.0	3.3

Gross Profit.............................................................	4.9	3.1	1.8
Sales and Marketing Expenses............................	(1.6)	(0.9)	0.7
General and Administrative Expenses................	(2.7)	(3.8)	(1.1)
Other Expense, net.................................................	(0.4)	--	0.4
Income Tax Expense..............................................	--	--	--
Income (loss) from continuing operations*...............	$0.2	$(1.6)	1.8

* Table may not total due to rounding.

Income (loss) from continuing operations per basic and diluted share was $0.03 and $(0.20) for the 2013 Period and 2012 Period, respectively.

Net Sales

Net sales of $23.3 million in the 2013 Period increased $3.4 million from $20.0 million in the 2012 Period due to higher sales of Diabetic products, which increased $3.5 million. The increase in sales of Diabetic products was offset, in part, by lower sales of Other products, which decreased $0.1 million. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated

Net Sales for 2013 Period (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products.............................	$6.6	$5.5	$6.2	$18.3
Other products..................................	1.5	3.2	0.4	5.1
Total net sales.............................	$8.1	$8.7	$6.6	$23.4

Net Sales for 2012 Period (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products.............................	$8.3	$3.4	$3.2	$14.8
Other products..................................	0.6	3.7	0.9	5.2
Total net sales.............................	$8.9	$7.0	$4.1	$20.0

* Tables may not total due to rounding.

Diabetic Product Sales

Sales of Diabetic products increased $3.5 million to $18.3 million in the 2013 Period from $14.8 million in the 2012 Period. This increase was primarily due to higher sales in respect of new and replacement programs with a long-standing, major, Diabetic products customer (Diabetic Customer C), as well as a larger sales contribution in the 2013 Period from a new major Diabetic products customer (Diabetic Customer D), which had just begun to contribute in the 2012 Period. To a lesser extent, higher sales in respect of new and replacement programs from a second long-standing, major Diabetic products customer (Diabetic Customer B), also contributed to the overall sales increase. These increases were offset, in part, by lower sales to our historically largest Diabetic products customer (Diabetic Customer A).

Forward Industries, Inc.

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

(millions of dollars)
	2013 Period	2012 Period	Increase (Decrease)
Diabetic Customer A..........................................................	$5.6	$7.6	$(2.0)
Diabetic Customer B...........................................................	3.1	2.4	0.7
Diabetic Customer C..........................................................	5.6	2.4	3.2
Diabetic Customer D..........................................................	3.1	1.3	1.8
All other Diabetic Customers...........................................	0.9	1.1	(0.2)
Totals*........................................................................	$18.3	$14.8	$3.5

* Table may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 78% of our total net sales in the 2013 Period compared to 74% of our total net sales in the 2012 Period.

Other Product Sales

Sales of Other Products decreased $0.1 million to $5.1 million in the 2013 Period from $5.2 million in the 2012 Period. This decrease was primarily driven by lower sales to a long-standing cellular customer, which decreased $1.0 million in the 2013 Period, as well as the loss of a firearms customer, a GPS customer, and a laptop customer in the 2013 Period, which in the aggregate, contributed $0.9 million of sales to our “Other” products line in the 2012 Period. A decrease in sales of $0.2 million in the 2013 Period from a tablet customer also contributed to the overall decrease in sales of “Other” products. Lesser fluctuations in several other customer accounts between the 2013 and 2012 Periods were not individually material.

Sales of Other Products represented 22% of our net sales in the 2013 Period compared to 26% of our total net sales in the 2012 Period.

Gross Profit

Gross profit increased $1.8 million, or 59%, to $4.9 million in the 2013 Period from $3.1 million in the 2012 Period. As a percentage of sales, our gross profit improved to 20.8% in the 2013 Period, compared to 15.3% in the 2012 Period.

This improvement was driven primarily by cost savings realized in the 2013 Period from the restructure of our Asia-based sourcing and quality assurance operations (refer to Note 10 to our consolidated financial statements - “Buying Agency and Supply Agreement”) which were initiated in March 2012 and substantially completed as of September 30, 2012. Such sourcing and quality assurance costs were 4.6% of our net sales in the 2013 Period compared to 8.5% of net sales in the 2012 Period.

In addition, during the 2012 Period, we experienced several quality issues with two of our major Diabetic Products customers. In our efforts to remediate these quality issues, we incurred significantly higher inspection, warehousing, handling, and freight costs that, in the aggregate, negatively impacted our gross profit margin by approximately 2.5% in the 2012 Period. We experienced no such quality issues during the 2013 Period. As a result, during the 2013 Quarter, our inspection, warehousing, handling and freight costs returned to levels consistent with those included in quarterly results reported prior to the 2012 Quarter.

To a lesser extent, program shifts relative to several customers within the “Other Products” division also contributed to the improvement in our gross profit margin.

Forward Industries, Inc.

These improvements to our gross margin, were offset, in part, by a decline in the overall gross profit margin of our Diabetic Products business, and in particular, factors specific to two major Diabetic customers. Whereas, our net sales to Diabetic Customers B and C increased 82% between the 2013 Period and 2012 Period; our average sales prices in respect of certain new and replacement programs for these customers were significantly lower than the average sales prices of predecessor programs in the 2012 Period. In addition, our average purchase costs for certain of these successor programs during the 2013 Period were significantly higher than the average purchase costs of predecessor programs in the 2012 Period. As a result, our overall gross margin on net sales to Diabetic Customers B and C compressed in the 2013 Period.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.7 million, or 75%, to $1.6 million in the 2013 Period compared to $0.9 million in the 2012 Period due primarily to higher personnel costs. Personnel costs increased $0.6 million in the 2013 Period primarily as a result expanding and restructuring our sales and sales support departments, including their respective compensation schemes. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

General and administrative expenses decreased $1.2 million, or 31%, to $2.7 million in the 2013 Period from $3.8 million in the 2012 Period due primarily to the following:

  $0.6 million decrease in personnel costs resulting primarily from restructuring our finance and information technology departments, which included headcount reductions and salary decreases made in conjunction with the relocation of our corporate headquarters from California to Florida.

  $0.5 million decrease in professional fees resulting primarily from consulting fees, expense reimbursements, and equity compensation paid to our Chief Executive Officer prior to his appointment to such position while serving as a strategic consultant to the Company during the 2012 Period, as well as, lower legal fees. These decreases were offset, in part, by higher accounting fees in the 2013 Period.

Fluctuations in other components of “General and Administrative Expenses”, that aggregated a net decrease of $0.1 million were individually not material.

Other Income (Expense), net

Other income (expense), net, consisting of realized and unrealized gains and losses on investments in marketable securities, was $(0.4) million of expense in the 2013 Period compared to $43 thousand of income in the 2012 Period. This fluctuation was due primarily to $2.7 million of realized and unrealized losses on investments in marketable securities, which were offset, in part by realized and unrealized gains on investments in marketable securities of $2.4 million in the 2013 Period. There was no such investing activity in marketable securities in the 2012 Period.

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

Loss from Discontinued Operations

Loss from discontinued operations was $0.2 million in the 2013 Period compared to $4.7 million in the 2012 Period. This improvement was due primarily to a $1.0 million reduction in gross loss, combined with a $3.3 million decrease in operating expenses in the 2013 Period. Loss from discontinued operations per basic and diluted share was $(0.02) and $(0.58) for the 2013 Period and 2012 Period, respectively.

Net Sales

Net sales from discontinued operations were $0.4 million in the 2013 Period compared to $2.1 million in the 2012 Period, which were net of sales returns, discounts, markdowns, and co-op advertising programs of $0.2 million and $1.3 million for the 2013 and 2012 Period, respectively.

Forward Industries, Inc.

Gross Profit (Loss)

Gross profit from discontinued operations of $86 thousand in the 2013 Period reflects the liquidation of our Retail inventory, whereby in certain cases the net realizable value of this inventory has exceeded its selling price in the 2013 Period. Gross loss from discontinued operations was $1.1 million in the 2012 Period.

Operating Expenses

Operating expenses of discontinued operations were $0.3 million in the 2013 Period compared to $3.6 million in the 2012 Period. This decrease was due primarily to:

  lower personnel expenses, which decreased $1.2 million in the 2013 Period;

  lower travel and entertainment expenses, which decreased $0.3 million in the 2013 Period;

  lower royalty and commissions expenses, which decreased $0.2 million in the 2013 Period;

  lower product development and design costs, which decreased $0.1 million in the 2013 Period; and

  lower advertising, promotion, and sampling costs, which decreased $0.1 million in the 2013 Period.

Lesser fluctuations in other components of operating expenses were not material.

Other Income (Expense)

Other income from discontinued operations was $8 thousand in the 2013 Period compared to $42 thousand of other expense from discontinued operations in the 2012 Period, consisting of foreign currency losses in both periods.

Liquidity and Capital Resources

   During the 2013 Period, we generated $0.6 million of cash from operations, which consisted of net income of $42 thousand, adjusted by $0.8 million for non-cash items (primarily realized and unrealized losses on marketable securities and share based compensation), and a net use in working capital items of $0.3 million. As to working capital items, cash used in operating activities consisted of decreases in accounts payable and accrued expenses of $1.7 million and $1.2 million, respectively. These changes were offset, in part, by decreases in accounts receivable, inventories, and prepaid and other current assets of $1.3 million, $1.2 million, and $0.2 million, respectively.

The decrease in accounts receivable is primarily due: i) to the timing and lower volume of sales recorded in the 2013 Quarter compared to the three-month period ended September 30, 2012; ii) sales credits, returns, and write-downs during the 2013 Period of accounts receivable as of September 30, 2012 that related to our discontinued operations; and iii) to an improvement in our cash collections cycle. The decrease in inventories is primarily due to: i) lower purchases and staging of inventory resulting from a decrease in our visable sales demand for the months immediately following the 2013 Quarter compared to the sales levels seen during the three month-period ended September 30, 2012; and ii) write-downs of inventory to expected net realizable value that related to our discontinued operations. The decrease in accounts payable is primarily due to the same factors that drove the decrease in inventories, in addition to lower average days payable outstanding in the 2013 Period resulting from changes in our payment terms with certain of our suppliers. The decrease in accrued expenses and other current liabilities is primarily due to payment of certain accrued expenses including professional fees incurred in connection with the settlement of the Targus lawsuit, and severances incurred in connection with our restructuring.

In the 2012 Period, we used $8.7 million of cash in operations, which consisted of a net loss of $6.4 million, adjusted by $0.3 million for non-cash items (primarily share-based compensation), and a net use in working capital items of $2.5 million. As to working capital items, cash used in operating activities consisted of increases in accounts receivable and inventories of $3.3 million and $2.3 million, respectively. These changes were offset, in part, by increases in accounts payable and accrued expenses and other current liabilities of $1.6 million and $1.3 million, respectively, and a decrease in prepaid and other current assets of $0.2 million, which had the effect of generating cash from operating activities.

Forward Industries, Inc.

In the 2013 Period, net investing activities used $0.4 million, which consisted of $55 million used for purchases of marketable equity securities, $55 million generated from sales of marketable equity securities, and $40 thousand used for purchases of property and equipment. In the 2012 Period, net investing activities generated $0.9 million of cash, which consisted of $1.0 million in payments received on a loan made to a prospective strategic partner and $54 thousand used for purchases of property and equipment.

                In the 2013 Period, net financing activities generated $0.2 million from the issuance of 6% senior convertible preferred shares (refer to Note 5 to our Notes to Consolidated Financial Statements – “Shareholders Equity”). There were no financing activities in the 2012 Period.

At June 30, 2013, our current ratio (current assets divided by current liabilities) was 2.94; our quick ratio (current assets less inventories divided by current liabilities) was 2.47; and our working capital (current assets less current liabilities) was $9.9 million.  As of such date, we had no short or long-term debt outstanding.

Our primary source of liquidity is our cash and cash equivalents, and marketable securities on hand. The primary demands on our working capital currently are: i) operating losses, should they occur, and ii) accounts payable arising in the ordinary course of business, the most significant of which arise when we order products from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.  We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements. We have substantially completed our exit of our Retail business as of March 31, 2013, and have not had, and do not expect to have, any continuing involvement in the Retail business after this date.

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

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of June 30, 2013, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

        Please review our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, for a complete statement of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 on page 27 of this Quarterly Report on Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of certain of such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2013 the Company completed the sale of (i) 381,674 shares of 6% Senior Convertible Preferred Stock, and (ii) warrants to purchase an aggregate of 381,674 shares of Common Stock.  See Note 5 to our Consolidated Financial Statements - “Shareholders’ Equity - 6% Senior Convertible Preferred Stock.”  A description of this issuance was provided in the Current Report on Form 8-K filed on July 3, 2013. On August 7, 2013, 216,282 additional shares of 6% Senior Convertible Preferred Stock were sold. See “Item 5. Other Information.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

                On August 7, 2013, the Company completed the sale of (i) an additional 216,282 shares of 6% Senior Convertible Preferred Stock and (ii) Warrants to purchase a total of 216,282 shares of Common Stock to accredited investors (the “August 7 Investors”) in the Private Placement pursuant to the terms of securities purchase agreements, dated August 7, 2013 (the “August 7 Purchase Agreements”), by and between the Company and each August 7 Investor.  The August 7 Purchase Agreements were entered into in connection with the second closing under the Private Placement (the “Second Closing”) following the initial closing under the Private Placement which occurred on June 28, 2013 (the “Initial Closing”).  See Notes 5 and 14 to our Consolidated Financial Statements - “Shareholders’ Equity - 6% Senior Convertible Preferred Stock” and “Subsequent Events”, and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of the Initial Closing.

Forward Industries, Inc.

The Second Closing resulted in gross proceeds of approximately $425,000 to the Company and, together with the gross proceeds of approximately $750,000 from the Initial Closing, amounts to total gross proceeds of approximately $1,175,000 from the Private Placement through the date of the Second Closing.  Together with the Securities sold in the Initial Closing, the Company sold a total of 597,956 shares of 6% Senior Convertible Preferred Stock and Warrants to purchase 597,956 shares of Common Stock in the Private Placement as of the date of the Second Closing. The Company may sell additional shares of 6% Senior Convertible Preferred Stock, together with related Warrants, in one or more subsequent closings.

            Except for the respective dates thereof, the terms and provisions of the Securities purchased by the August 7 Investors in the Second Closing are identical to the Securities purchased by the Investors in the Initial Closing and the August 7 Purchase Agreements are identical to the purchase agreements the Company entered into with Investors in the Initial Closing.

            The total purchase price paid by August 7 Investors for each share of 6% Senior Convertible Preferred Stock and Warrant purchased by them in the Second Closing was $1.965, consisting of (i) $1.84 in respect of the 6% Senior Convertible Preferred Stock, plus (ii) $0.125 in respect of the Warrant.  The Warrants have an initial exercise price of $1.84 per share, subject to adjustment upon the occurrence of certain customary events.  The Warrants are exercisable at any time on or after January 1, 2014 (the “Initial Exercise Date”) and terminate on the 10-year anniversary of the Initial Exercise Date.

            Each share of 6% Senior Convertible Preferred Stock is convertible into one share of Common Stock at an initial conversion price of $1.84 per share, subject to adjustment upon the occurrence of certain customary events (the “Conversion Price”).  At the initial Conversion Price, the 216,282 shares of 6% Senior Convertible Preferred Stock issued at the Second Closing are convertible into an aggregate of 230,973 shares of Common Stock, and the total of 597,956 shares of 6% Senior Convertible Preferred Stock issued in the Private Placement as of the date of the Second Closing are convertible into an aggregate of 638,572 shares of Common Stock.

            The terms, rights, obligations and preferences of the 6% Senior Convertible Preferred Stock are set forth in a Certificate of Amendment of the Certificate of Incorporation of the Company (the “Certificate of Amendment”) filed with the Department of State of the State of New York and are described in further detail in Note 5 to our Consolidated Financial Statements - “Shareholders’ Equity - 6% Senior Convertible Preferred Stock.”

            In connection with the sale of the Securities to the August 7 Investors in the Second Closing, the Company entered into a Registration Rights Agreement with the August 7 Investors dated as of August 7, 2013 with the same terms and provisions as the Registration Rights Agreement the Company entered into with the Investors in the Initial Closing.

            The issuance of the Securities in the Private Placement was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the provisions of Regulation D promulgated thereunder.  The Securities and the shares of Common Stock issuable upon conversion of the 6% Senior Convertible Preferred Stock and exercise of the Warrants may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption from those registration requirements.

Forward Industries, Inc.

Item 6. Exhibits
3.1

Certificate of Amendment of the Certificate of Incorporation of Forward Industries, Inc., filed on April    26, 2013 (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed with the Commission on April 26, 2013).

3.2

Certificate of Amendment of the Certificate of Incorporate of Forward Industries, Inc. filed on July 3, 2013 (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed with the Commission on July 3, 2013)

4.1

Rights Agreement, dated as of April 26, 2013, by and between Forward Industries, Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on July 3, 2013).

4.2	Form of 6% Senior Convertible Preferred Stock Certificate filed on July 3, 2013 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on July 3, 2013).

4.3	Form of Common Stock Purchase Warrant filed on July 3, 2013 (incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed with the Commission on July 3, 2013).

10.1

Investment Management Agreement, dated as of February 1, 2013 by and between Forward Industries, Inc. and Lagrange Capital Administration, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on April 19, 2013).

10.2

Form of Securities Purchase Agreement dated as of June 28, 2013, between Forward Industries Inc., and the investor signatory thereto, filed on July 3, 2013 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on July 3, 2013).

10.3

Form of Registration Rights Agreement, dated as of June 28, 2013, among Forward Industries, Inc. and the investors signatory thereto, filed on July 3, 2013 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on July 3, 2013).

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Forward Industries, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: August 12, 2013
FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Robert Garrett Jr.
Robert Garrett Jr.
Chief Executive Officer
(Principal Executive Officer)

By: /s/ James O. McKenna
James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)