Form 10-Q/A
period 2013-06-30
FORWARD INDUSTRIES INC
filed 2014-01-14
CIK 38264

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at the latest practical date January 14, 2014, was 8,236,479 shares.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 originally filed with the Securities and Exchange Commission (“Commission”) on August 12, 2013 (the “Original Filing”) to restate our financial statements as of June 30, 2013 and for the three- and nine-month periods ended June 30, 2013 to record a non-cash deemed dividend of approximately $293,000 related to a beneficial conversion feature present in the Company’s 6% Senior Convertible Preferred Stock, par value $0.01 per share (the “Convertible Preferred Stock”), which was issued on June 28, 2013, to adjust the related carrying value of the convertible preferred stock and warrants, and to update the related disclosures in the Original Filing.

Description of the Restatement

The effect of the non-cash deemed dividend is to increase net loss applicable to common equity by approximately $293,000 and to increase the basic and diluted loss per share from continuing operations by $0.04 for the three-month period ended June 30, 2013 and to decrease net income available to common equity by approximately $293,000 and to decrease basic and diluted earnings per share from continuing operations by approximately $0.04 for the nine-month period ended June 30, 2013. Additionally, the effect on the consolidated balance sheet at June 30, 2013 was to increase both additional paid-in capital and the accumulated deficit by approximately $293,000. The effect of adjusting the carrying value of the convertible preferred stock and warrants was to increase accrued expenses and other current liabilities and reduce convertible preferred stock by approximately $51,000 on the consolidated balance sheet as of June 30, 2013. The adjustments did not have an effect on our previously reported net loss for the three and nine months ended June 30, 2012, or assets on the consolidated balance sheet as of June 30, 2013 or the consolidated statement of cash flows for the nine month period ended June 30, 2013.

Items Amended in this Filing

This Amended Filing amends and restates the following items of our Original Filing for the quarterly period ended June 30, 2013:

Part I – Item 1. Financial Statements, including Note 2, Restatement of Previously Issued Financial Statements

Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 4. Controls and Procedures

Part II – Item 1A. Risk Factors

Part II – Item 6. Exhibits

In accordance with applicable Commission rules, this Amended Filing includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing, and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original Filing, including any amendment to those filings.

Forward Industries, Inc.

INDEX

PART I.		FINANCIAL INFORMATION	Page No.

	Item 1.	Financial Statements
		- Consolidated Balance Sheets as of June 30, 2013 (unaudited as restated) and September 30, 2012..........................................................................................................................................	5

		- Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited as restated) for the Three- and Nine-Month Periods Ended June 30, 2013 and 2012.......	6

		- Consolidated Statements of Cash Flows (unaudited) for the Nine-Month Periods Ended June 30, 2013 and 2012...................................................................................................................	7

		- Notes to Consolidated Financial Statements (unaudited)..................................................	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations........................................................................................................................................	32

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk..............................................	43
	Item 4.	Controls and Procedures...............................................................................................................	43

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings...........................................................................................................................	44

	Item 1A.	Risk Factors.....................................................................................................................................	45

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds................................................	45

	Item 3.	Defaults Upon Senior Securities..................................................................................................	45

	Item 4.	Mine Safety Disclosures................................................................................................................	45

	Item 5.	Other Information............................................................................................................................	45

	Item 6.	Exhibits...............................................................................................................................................	47

		Signatures.........................................................................................................................................	48

		Certifications....................................................................................................................................	49

Note Regarding Use of Certain Terms

In this Quarterly Report on Form 10-Q/A, unless the context otherwise requires, the following terms have the meanings assigned to them as set forth below:

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

 PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)	(Note 1)
	(as Restated)
Assets:	(Note 2)
Current assets:
Cash and cash equivalents.........................................................................................	$5,011,600	$4,608,246
Marketable securities...................................................................................................	405,721	420,605
Accounts receivable, net ............................................................................................	6,222,761	7,533,491
Inventories, net.............................................................................................................	2,363,833	3,380,813
Prepaid expenses and other current assets..............................................................	755,826	367,552
Assets of discontinued operations...........................................................................	312,319	621,879
Total current assets........................................................................................	15,072,060	16,932,586

Property and equipment, net.....................................................................................	123,533	138,774
Other assets..................................................................................................................	40,442	40,442
Total Assets.....................................................................................................................	$15,236,035	$17,111,802

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable........................................................................................................	$4,223,383	$5,936,848
Accrued expenses and other current liabilities........................................................	920,022	1,725,185
Liabilities of discontinued operations......................................................................	35,391	261,806
Total current liabilities.................................................................................	5,178,796	7,923,839

Other liabilities.............................................................................................................	82,811	--
Total Liabilities...............................................................................................................	5,261,607	7,923,839

6% Senior Convertible Preferred Stock, par value $0.01 per share; 1,500,000 shares authorized; 381,674 shares issued and outstanding (aggregate liquidation value of $750,000)..............................................................................	397,089	--

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued and outstanding.....................................................................	--	--
Series A Participating Preferred stock, par value $0.01; 100,000 authorized; no shares issued and outstanding...................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,819,095 and 8,811,595 shares issued; and 8,112,685 and 8,105,185 shares outstanding, respectively............................	88,191	88,116
Additional paid-in capital...........................................................................................	17,646,995	17,020,771
Treasury stock, 706,410 shares at cost.....................................................................	(1,260,057)	(1,260,057)
Accumulated deficit....................................................................................................	(6,876,240)	(6,624,926)
Accumulated other comprehensive loss..................................................................	(21,550)	(35,941)
Total shareholders’ equity............................................................................................	9,577,339	9,187,963
Total liabilities and shareholders’ equity..................................................................	$15,236,035	$17,111,802

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013 (as Restated) (Note 2)		2012	2013 (as Restated) (Note 2)	2012
Net sales............................................................................	$8,590,248		$7,664,252	$23,350,344	$20,049,363
Cost of goods sold............................................................	6,747,066	,	6,906,769	18,489,104	16,989,281
Gross profit.......................................................................	1,843,182		757,483	4,861,240	3,060,082

Operating expenses:
Sales and marketing..................................................	602,038		282,020	1,620,880	925,245
General and administrative......................................	767,588		1,088,552	2,612,398	3,821,512
Total operating expenses................................	1,369,626		1,370,572	4,233,278	4,746,757

Income (loss) from operations......................................	473,556		(613,089)	627,962	(1,686,675)

Other income (expense):
Interest income (expense)........................................	(120)		21,234	(376)	88,931
Loss on marketable securities, net.........................	(702,377)		--	(374,160)	--
Other income (expense), net...................................	2,897		(38,998)	(11,285)	(46,023)
Total other income (expense), net.................	(699,600)		(17,764)	(385,821)	42,908

Income (loss) from continuing operations before income tax expense	(226,044)		(630,853)	242,141	(1,643,767)
Income tax expense..........................................................	--		--	507	--
Income (loss) from continuing operations	(226,044)		(630,853)	241,634	(1,643,767)
Loss from discontinued operations, net of tax expense (benefit) of $(8,977) and $(130); and $(6,002) and $4,850, respectively...........................	(18,659)		(2,678,075)	(199,498)	(4,722,216)
Net income (loss)...............................................................	(244,703)		(3,308,928)	42,136	(6,365,983)
Preferred stock dividends, accretion and beneficial conversion feature...........................	(293,450)		--	(293,450)	--
Net loss applicable to common equity.........	$(538,153)		$(3,308,928)	$(251,314)	$(6,365,983)

Net income (loss)...............................................................	$(244,703)		$(3,308,928)	$42,136	$(6,365,983)
Other comprehensive income (loss):
Change in unrealized gains on marketable securities..	--		--	23,744	--
Translation adjustments...........................................	(152)		(7,446)	(9,353)	(11,558)
Total other comprehensive income (loss)....	(152)		(7,446)	14,391	(11,558)
Comprehensive income (loss)........................................	$(244,855)		$(3,316,374)	$56,527	$(6,377,541)

Net loss per basic and diluted common share:
Loss from continuing operations...................................	$(0.07)		$(0.08)	$(0.01)	$(0.20)
Loss from discontinued operations...............................	$(0.00)		$(0.33)	$(0.02)	$(0.58)
Net loss per share............................................................	$(0.07)		$(0.41)	$(0.03)	$(0.78)

Weighted average number of common and common equivalent shares outstanding
Basic..........................................................................	8,112,685		8,105,185	8,110,734	8,100,478
Diluted......................................................................	8,112,685		8,105,185	8,110,734	8,100,478

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2013	2012
Operating activities:
Net income (loss)....................................................................................................................	$42,136	$(6,365,983)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on marketable securities............................................................................	374,160	--
Share-based compensation...............................................................................................	333,236	124,195
Depreciation and amortization..........................................................................................	55,634	82,657
Bad debt expense................................................................................................................	59,915	26,311
Loss on disposal of property and equipment................................................................		35,411
Changes in operating assets and liabilities:
Accounts receivable..........................................................................................................	1,277,001	(3,324,422)
Inventories..........................................................................................................................	1,188,894	(2,270,600)
Prepaid expenses and other current assets....................................................................	222,475	120,614
Other assets.........................................................................................................................		61,115
Accounts payable..............................................................................................................	(1,735,053)	1,553,434
Accrued expenses and other current liabilities..............................................................	(1,220,634)	1,285,019
Net cash provided by (used in) operating activities.........................................................	597,764	(8,672,249)

Investing activities:
Repayments received from note receivable...................................................................	--	1,000,000
Purchases of marketable securities.................................................................................	(54,984,355)	--
Proceeds from sales of marketable securities................................................................	54,648,823	--
Purchases of property and equipment............................................................................	(39,686)	(54,057)
Net cash (used in) provided by investing activities..........................................................	(375,218)	945,943

Financing activities:
Proceeds from the issuance of convertible preferred stock and warrants, net..........	180,808	--
Net cash provided by financing activities..........................................................................	180,808	--
Net increase (decrease) in cash and cash equivalents.....................................................	403,354	(7,726,306)
Cash and cash equivalents at beginning of period...........................................................	4,608,246	14,911,844

Cash and cash equivalents at end of period......................................................................	$5,011,600	$7,185,538

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Income taxes...................................................................................................................	$507	$--

Supplemental Disclosure of Non-Cash Financing Activities:
Receivable from issuance of convertible preferred stock and warrants...............	$499,995	$--

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

In the opinion of management, the accompanying consolidated financial statements presented in this Quarterly Report on Form 10-Q/A reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the fiscal year ending September 30, 2013. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and with the disclosures and risk factors presented herein and therein, respectively. The September 30, 2012 balance sheet has been derived from the audited consolidated financial statements.

NOTE 2    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements for the three- and nine-month periods ended June 30, 2013, due to the recognition of a non-cash deemed dividend of approximately $293,000 related to a beneficial conversion feature present in the Company’s 6% Senior Convertible Preferred Stock which was issued on June 28, 2013. Additionally, the Company has restated its consolidated balance sheet as of June 30, 2013 to adjust the carrying value of the convertible preferred stock and warrants by approximately $51,000. See Note 6. The adjustments did not have an effect on the Company’s previously reported net income (loss) for the three and nine month periods ended June 30, 2013, total assets on the consolidated balance sheet as of June 30, 2013, or the consolidated statement of cash flows for the nine months ended June 30, 2013.

A summary of the impact of the restatement on the Consolidated Balance Sheet and Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

Forward Industries, Inc.

NOTE 2         RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Balance Sheets (Unaudited)

As of June 30, 2013

	Previously	Restatement
	Reported	Adjustments	As Restated
Assets:
Current assets:
Cash and cash equivalents.........................................................	$5,011,600	$ --	$5,011,600
Marketable securities..................................................................	405,721	--	405,721
Accounts receivable, net ...........................................................	6,222,761	--	6,222,761
Inventories, net............................................................................	2,363,833	--	2,363,833
Prepaid expenses and other current assets.............................	755,826	--	755,826
Assets of discontinued operations..........................................	312,319	--	312,319
Total current assets.......................................................	15,072,060	--	15,072,060

Property and equipment, net......................................................	123,533	--	123,533
Other assets..................................................................................	40,442	--	40,442
Total Assets......................................................................................	$15,236,035	$ --	$15,236,035

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable.........................................................................	$4,223,383	$ --	$4,223,383
Accrued expenses and other current liabilities........................	868,741	51,281	920,022
Liabilities of discontinued operations.......................................	35,391	--	35,391
Total current liabilities.................................................	5,127,515	51,281	5,178,796

Other liabilities..............................................................................	82,811	--	82,811
Total Liabilities................................................................................	5,210,326	51,281	5,261,607

6% Senior Convertible Preferred Stock, par value $0.01 per share; 1,500,000 shares authorized; 381,674 shares issued and outstanding (aggregate liquidation value of $750,000)....	447,983	(50,894)	397,089

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; no shares issued and outstanding..............................................	--	--	--
Series A Participating Preferred stock, par value $0.01; 100,000 authorized; no shares issued and outstanding......	--	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,819,095 and 8,811,595 shares issued; and 8,112,685 and 8,105,185 shares outstanding, respectively.	88,191	--	88,191
Additional paid-in capital.................................................................	17,353,932	293,063	17,646,995
Treasury stock, 706,410 shares at cost..........................................	(1,260,057)	--	(1,260,057)
Accumulated deficit..........................................................................	(6,582,790)	(293,450)	(6,876,240)
Accumulated other comprehensive loss.......................................	(21,550)	--	(21,550)
Total shareholders’ equity.................................................................	9,577,726	(387)	9,577,339
Total liabilities and shareholders’ equity........................................	$15,236,035	$ --	$15,236,035

Forward Industries, Inc.

NOTE 2         RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Month Period Ended June 30, 2013

	Previously Reported	Restatement Adjustments	As Restated
Net sales..........................................................................................................	$8,590,248	$ --	$8,590,248
Cost of goods sold..........................................................................................	6,747,066	--	6,747,066
Gross profit.....................................................................................................	1,843,182	--	1,843,182

Operating expenses:
Sales and marketing................................................................................	602,038	--	602,038
General and administrative....................................................................	767,588	--	767,588
Total operating expenses..............................................................	1,369,626	--	1,369,626

Income from operations...............................................................................	473,556	--	473,556

Other income (expense):
Interest expense.....................................................................................	(120)	--	(120)
Loss on marketable securities, net......................................................	(702,377)	--	(702,377)
Other income (expense), net.................................................................	2,897	--	2,897
Total other income (expense), net...............................................	(699,600)	--	(699,600)

Loss from continuing operations before income tax expense	(226,044)	--	(226,044)
Income tax expense.......................................................................................	--	--	--
Loss from continuing operations	(226,044)	--	(226,044)
Loss from discontinued operations, net of tax benefit of $8,977............	(18,659)	--	(18,659)
Net loss............................................................................................................	(244,703)	--	(244,703)
Preferred stock dividends, accretion and beneficial conversion feature	--	(293,450)	(293,450)
Net loss applicable to common equity.........................................	$(244,703)	$(293,450)	$(538,153)

Net loss.............................................................................................................	$(244,703)	$ --	$(244,703)
Other comprehensive loss:
Translation adjustments........................................................................	(152)	--	(152)
Total other comprehensive loss...................................................	(152)	--	(152)
Comprehensive loss......................................................................................	$(244,855)	$ --	$(244,855)

Net loss per basic and diluted common share:
Loss from continuing operations.................................................................	$(0.03)	$(0.04)	$(0.07)
Loss from discontinued operations.............................................................	$(0.00)	--	$(0.00)
Net loss per share..........................................................................................	$(0.03)	$(0.04)	$(0.07)

Weighted average number of common and common equivalent shares outstanding
Basic..........................................................................................................	8,112,685	--	8,112,685
Diluted.......................................................................................................	8,112,685	--	8,112,685

Forward Industries, Inc.

NOTE 2      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

For the Nine Month Period Ended June 30, 2013

	Previously Reported	Restatement Adjustments	As Restated
Net sales............................................................................................................	$23,350,344	$ --	$23,350,344
Cost of goods sold............................................................................................	18,489,104	--	18,489,104
Gross profit......................................................................................................	4,861,240	--	4,861,240

Operating expenses:
Sales and marketing.................................................................................	1,620,880	--	1,620,880
General and administrative.....................................................................	2,612,398	--	2,612,398
Total operating expenses...............................................................	4,233,278	--	4,233,278

Income from operations.................................................................................	627,962	--	627,962

Other income (expense):
Interest income (expense).......................................................................	(376)	--	(376)
Loss on marketable securities, net........................................................	(374,160)	--	(374,160)
Other income (expense), net...................................................................	(11,285)	--	(11,285)
Total other income (expense), net................................................	(385,821)	--	(385,821)

Income from continuing operations before income tax expense	242,141	--	242,141
Income tax expense..........................................................................................	507	--	507
Income from continuing operations	241,634	--	241,634
Loss from discontinued operations, net of tax benefit of $6,002.............	(199,498)	--	(199,498)
Net income.......................................................................................................	42,136	--	42,136
Preferred stock dividends, accretion and beneficial conversion feature..................................................................................	--	(293,450)	(293,450)
Net income (loss) applicable to common equity........................	$42,136	$(293,450)	$(251,314)

Net income.......................................................................................................	$42,136	$ --	$42,136
Other comprehensive income (loss):
Change in unrealized gains on marketable securities........................	23,744	--	23,744
Translation adjustments........................................................................	(9,353)	--	(9,353)
Total other comprehensive income.............................................	14,391	--	14,391
Comprehensive income.................................................................................	$56,527	$ --	$56,527

Net income (loss) per basic and diluted common share:
Income (loss) from continuing operations.................................................	$0.03	$(0.04)	$(0.01)
Loss from discontinued operations............................................................	$(0.02)	--	$(0.02)
Net income (loss) per share.........................................................................	$0.01	$(0.04)	$(0.03)

Weighted average number of common and common equivalent shares outstanding
Basic..........................................................................................................	8,110,734	--	8,110,734
Diluted.......................................................................................................	8,120,909	10,175	8,110,734

Forward Industries, Inc.

NOTE 3    ACCOUNTING POLICIES

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

Forward Industries, Inc.

NOTE 3    ACCOUNTING POLICIES (CONTINUED)

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

Forward Industries, Inc.

NOTE 3    ACCOUNTING POLICIES (CONTINUED)

6% Senior Convertible Preferred Stock (Continued)

Warrants

In accordance with ASC 815-40, the Company’s warrants have been classified as a liability, at fair value, as a result of a related registration rights agreement that contains certain requirements for registering the underlying common shares, but has no provision for penalties upon the failure to register. At each balance sheet date, this liability’s fair value will be re-measured and adjusted.The liability associated with the warrants is included in the “Accrued expenses and other current liabilities” line of the consolidated balance sheet.

Preferred Stock Accretion

 The carrying amount of the convertible preferred stock is less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend.

Preferred Stock Beneficial Conversion Feature

    On the date of issuance, the fair value, or carrying amount, of the securities could be converted into common stock at a discount to the market price of the underlying common stock at the conversion date. Such embedded “beneficial conversion feature”, which is equal to the difference between the accounting conversion price and the fair value of the common stock, is analogous to a dividend and has been recorded as a return to preferred stockholders as of the date of issuance, which is the earliest possible conversion date.

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

NOTE 3    ACCOUNTING POLICIES (CONTINUED)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is included as a component of shareholders’ equity, includes unrealized gains or losses on available-for-sale securities (as of September 30, 2012) and currency translation adjustments related to the Company’s foreign subsidiaries.

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. The Company records its financial instruments that are accounted for under Accounting Standard Codification (“ASC”) 320, “Investments-Debt and Equity Securities” (“ASC 320”) at fair value. In addition, the Company records its warrant liability at fair value. The determination of fair value is based upon the fair value framework established by ASC 820 “Fair Value Measurement”. ASC 820 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 – valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable, thus, reflecting assumptions about the market participants.

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

NOTE 4    DISCONTINUED OPERATIONS

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

	For the Three-Month Periods Ended June 30		For the Nine-Month Periods Ended June 30,
	2013	2012	2013	2012
Net sales................................	$(9,701)	$430,540	$388,530	$2,093,718
Gross profit (loss) ...............	(10,223)	(1,524,337)	85,599	(1,084,894)
Operating expenses.............	(21,752)	(1,138,487)	(298,968)	(3,594,979)
Other income (expense)......	4,333	(15,251)	7,861	(42,343)
Loss from discontinued operations, net of tax expense (benefit) of $(8,977) and $(130); and $(6,002) and $4,850, respectively.....................	$(18,659)	$(2,678,075)	$(199,498)	$(4,722,216)

Summarized assets and liabilities of discontinued operations are presented in the following table:

	June 30,	September 30,
	2013	2012
Accounts receivable, net..............................................	$--	$26,186
Inventories, net..............................................................	179,028	350,942
Prepaid assets and other current assets.....................	133,291	244,751
Total assets of discontinued operations............	$312,319	$621,879

Accounts payable.........................................................	$24,286	$45,874
Accrued liabilities..........................................................	11,105	215,932
Total liabilities of discontinued operations......	$35,391	$261,806

The above asset amounts as of June 30, 2013, include approximately $311,000 relating to expected payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release. G-Form paid $31,000 of the settlement in July 2013 with the balance due 60 days after delivery of the retail inventory, which occurred in August 2013. The Company has substantially completed its exit of its Retail business as of March 31, 2013. The Company has not had, and does not expect to have, any continuing involvement in the Retail business after this date.

Forward Industries, Inc.

NOTE 5    MARKETABLE SECURITIES

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

	June 30,	September 30,
	2013	2012
Trading:
Cost......................................................................	$532,445	$--
Unrealized Losses..............................................	(126,724)	--
Total Fair Value...........................................	$405,721	$--

Available-for-sale:
Cost......................................................................	$--	$444,349
Unrealized Gains................................................	--	4,764
Unrealized Losses.............................................	--	(28,508)
Total Fair Value..........................................	$--	$420,605

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

The following table presents the Company’s fair value hierarchy for assets, consisting of marketable securities, measured at fair value on a recurring basis at June 30, 2013 and September 30, 2012:

	Level 1	Level 2	Level 3	Total

Equity securities............................	$405,721	$--	$--	$405,721
Total assets at fair value at June 30, 2013...........................	$405,721	$--	$--	$405,721

Equity securities............................	$420,605	$--	$--	$420,605
Total assets at fair value at September 30, 2012................	$420,605	$--	$--	$420,605

Forward Industries, Inc.

NOTE 6    SHAREHOLDERS’ EQUITY

“Blank Check” Preferred Stock

The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board of Directors (the “Board”) has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights.  Of these shares, 1,500,000 shares have been authorized as the 6% Senior Convertible Preferred Stock and 100,000 shares have been authorized as the Series A Preferred Stock.

6% Senior Convertible Preferred Stock with Warrants

On June 28, 2013, the Company completed the sale of (i) 381,674 shares of its newly authorized 6% Senior Convertible Preferred Stock, par value $0.01 per share (the “Convertible Preferred Stock”) and (ii) warrants to purchase a total of 381,674 shares of the Company’s common stock (“Common Stock”) (the “Warrants” and together with the Convertible Preferred Stock, the “Securities”) to accredited investors (“Investors”) in a private placement (the “Private Placement”) pursuant to the terms of securities purchase agreements, dated June 28, 2013 (the “Purchase Agreements”), by and between the Company and each Investor.  The total purchase price paid by Investors for each share of Convertible Preferred Stock and Warrant purchased by them was $1.965, consisting of (i) a fair value of  $1.145 in respect of the Convertible Preferred Stock, plus (ii) a fair value of $0.82 in respect of the Warrant. The Private Placement resulted in gross proceeds of approximately $750,000 to the Company.  The Company has received $180,000 of these proceeds in cash as of June 30, 2013, net of issuance costs of approximately $69,000, which is reflected in the “Cash and cash equivalents” line of the Company’s consolidated balance sheets.  These proceeds of $750,000 have been allocated to the Convertible Preferred Stock and the Warrants based upon their fair values assigned (net of issuance costs of approximately $69,000) of approximately $397,000 and $284,000, respectively. The remaining approximate $500,000 of proceeds was received in July 2013 and is reflected in “Prepaid expenses and other current assets” line on the Company’s consolidated balance sheet as of June 30, 2013. The Company may sell additional shares of Convertible Preferred Stock, together with related Warrants, in one or more subsequent closings.

The Private Placement included purchases of Securities by two directors of the Company that, in the aggregate, purchased 114,502 shares of Convertible Preferred Stock and Warrants.

The Warrants have an initial exercise price of $1.84 per share, subject to adjustment upon the occurrence of certain customary events.  The Warrants are exercisable at any time on or after January 1, 2014 (the “Initial Exercise Date”) and terminate on the 10-year anniversary of the Initial Exercise Date.

Each share of Convertible Preferred Stock is convertible into shares of Common Stock at an initial conversion price of $1.84 per share, subject to adjustment upon the occurrence of certain customary events (the “Conversion Price”).  At the initial Conversion Price, the 381,674 shares of Preferred Stock issued at the initial closing are convertible into an aggregate of 407,599 shares of Common Stock.

As of June 30, 2013, the carrying value of the Convertible Preferred Stock was approximately $397,000 and is included on the Company’s consolidated balance sheets as temporary equity. The change in the carrying value, or accretion, of the Convertible Preferred Stock from the issuance date to June 30, 2013 is classified as a preferred stock dividend in the amount of approximately $400 and is included as a component of “Net loss applicable to common equity” in calculating loss per share for the three and nine month periods ended June 30, 2013. As a result of the Convertible Preferred Stock containing a beneficial conversion feature, whereby the accounting conversion price is less than the fair value of the common stock, the Company recorded a preferred stock dividend in the amount of approximately $293,000 for the three and nine months ended June 30, 2013. This amount has also been recorded as an increase to additional paid-in capital and included as a component of “Net loss applicable to common equity” for the three and nine months ended June 30, 2013.

Forward Industries, Inc.

NOTE 6    SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock with Warrants (Continued)

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

As of June 30, 2013, the liability associated with the Warrants was approximately $284,000 (net of issuance costs of approximately $29,000) and is included in the “Accrued expenses and other current liabilities” line of the Company’s consolidated balance sheets.

Forward Industries, Inc.

NOTE 6    SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock with Warrants (Continued)

The fair value of the Warrants was determined using a Black-Scholes closed-form call option pricing model, which is considered a level 3 instrument under the fair value hierarchy. The fair value of the Warrants were estimated using the following assumptions as of June 30, 2013

Risk-free interest rate	2.5%
Dividend yield	--
Volatility	30.0%
Expected term (in years)	10.5

The change in the fair value of the convertible preferred stock warrant liability for the three and nine months ended June 30, 2013 is summarized below:

Opening balance	$ 0
Issuance of convertible preferred stock warrant	312,973
Decrease in fair value	0
Closing balance	$312,973

The following table presents the Company's fair value hierarchy for liabilties, consisting of a warrant liability, measured at fair value, prior to issuance costs, on a recurring basis at June 30, 2013.

	Level 1	Level 2	Level 3	Total
Warranty liability	$--	$--	$312,973	$312,973

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

Forward Industries, Inc.

NOTE 6    SHAREHOLDERS’ EQUITY (CONTINUED)

Anti-takeover Provisions (Continued)

Shareholder Rights Plan

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

“Blank Check” Preferred Stock

As discussed above, the Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Of these shares, 1,500,000 shares have been authorized as the 6% Senior Convertible Preferred Stock and 100,000 shares have been authorized as the Series A Participating Preferred Stock.

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of June 30, 2013, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three and nine-month periods ended June 30, 2013 and 2012.

Changes in Shareholders’ Equity, as restated

Changes in shareholders’ equity for the nine-month period ended June 30, 2013 are summarized below:

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2012	$9,187,963	8,811,595	$88,116	$17,020,771	$(6,624,926)	706,410	$(1,260,057)	$(35,941)
Share-based compensation	333,236	7,500	75	333,161	--	--	--	--
Preferred stock accretion	(387)	--	--	--	(387)	--	--	--
Beneficial conversion on preferred stock	--	--	--	293,063	(293,063)	--	--	--
Foreign currency translation	(9,353)	--	--	--	--	--	--	(9,353)
Net reclassification of adjustments on marketable securities	23,744	--	--	--	--	--	--	23,744
Net income	42,136	--	--	--	42,136	--	--	--
Balance at June 30, 2013, as Restated (Note 2)	$9,577,339	8,819,095	$88,191	$17,646,995	$(6,876,240)	706,410	$(1,260,057)	$(21,550)

Forward Industries, Inc.

NOTE 7    SHARE-BASED COMPENSATION

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

Forward Industries, Inc.

NOTE 7    SHARE-BASED COMPENSATION (CONTINUED)

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

The Company recognized an expense of approximately $48,000 and a recovery of $(81,000) of compensation in continuing operations for stock option awards in its consolidated statements of operations and comprehensive income (loss) for the three-month periods ended June 30, 2013 and 2012, respectively; and an expense of $176,000 and a recovery of $(142,000) for the nine-month periods ended June 30, 2013 and 2012, respectively

As of June 30, 2013, there was approximately $193,000 of total unrecognized compensation cost related to 414,834 shares of unvested stock option awards granted under the 2007 and 2011 Plans, which is expected to be recognized over the remainder of the weighted average vesting period (extending to August 2016).

The following table summarizes stock option activity under the 2011 Plan and 2007 Plan, from September 30, 2012 through June 30, 2013 (there was no activity during such period with respect to the 1996 Plan grants):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	1,142,000	$3.31	4.2	$ --
Granted..............................................	120,000	1.14	9.3	--
Exercised...........................................	--	--	--	--
Forfeited............................................	(365,000)	3.43	--	--
Expired..............................................	--	--	--	--
Outstanding at June 30, 2013	897,000	$2.98	6.5	$ --

Options expected to vest at June 30, 2013..................................	375,151	$2.88	8.4	$--

Options vested and exercisable at June 30, 2013..................................	482,166	$3.03	4.9	$--

During the nine-month period ended June 30, 2013, the Company granted 120,000 stock options at a weighted average grant date fair value of $0.61. During the nine-month period ended June 30, 2012 the Company granted 420,000 stock options at a weighted average grant date fair value of $0.96.

Forward Industries, Inc.

NOTE 7    SHARE-BASED COMPENSATION (CONTINUED)

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

Forward Industries, Inc.

NOTE 7    SHARE-BASED COMPENSATION (CONTINUED)

Restricted Stock Awards (Continued)

The following table summarizes restricted stock activity under the 2011 Plan and 2007 Plan from September 30, 2012, through June 30, 2013.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2012..................................	7,500	$2.02
Changes during the period:
Shares granted...........................................................................	371,375	1.16
Shares vested............................................................................	(7,500)	2.02
Shares forfeited.........................................................................	--	--
Non-vested balance at June 30, 2013...........................................	371,375	$1.16

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

NOTE 8    INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States Federal and State, and foreign components:

	For the Three-Month Periods Ended June 30,		For the Nine-Month Periods Ended June 30,
	2013	2012	2013	2012
Current:
Federal.......................................	$--	$--	$--	$--
State...........................................	--	--	75	--
Foreign......................................	(8,977)	(130)	(5,570)	4,850

Deferred:
Federal.....................................	(99,438)	367,299	82,082	(443,941)
State.........................................	(5,675)	20,966	4,683	(25,764)
Foreign....................................	2,068	(144,343)	(10,682)	(188,495)

Change in valuation allowance.	103,045	(243,922)	(76,083)	658,200
Income tax (benefit) expense.....	$(8,977)	$ (130)	$(5,495)	$ 4,850

Forward Industries, Inc.

NOTE 8    INCOME TAXES (CONTINUED)

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

NOTE 9    INCOME (LOSS) PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Diluted loss per share data for the three-month periods ended June 30, 2013 and 2012, and the nine-month period ended June 30, 2013 and 2012, exclude 1,650,487 and 1,224,500 of outstanding common equivalent shares as inclusion of such shares would be anti-dilutive.

Forward Industries, Inc.

NOTE 10   COMMITMENTS AND CONTINGENCIES

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

Forward Industries, Inc.

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 11  BUYING AGENCY AND SUPPLY AGREEMENT

On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”), dated as of March 7, 2012.  The Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China shall act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region.  The Company shall purchase products at Forward China’s cost, and shall pay a service fee on the net purchase price.  The Agreement shall terminate on March 11, 2014, subject to renewal.  Terence Wise, a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, owns shares of the Company’s common stock. The Company recognized approximately $306,000 and $270,000, respectively, during the three-month periods ended June 30, 2013 and 2012, and $798,000 and $332,000, respectively, during the nine-month periods ended June 30, 2013 and 2012, of Forward China service fees, which are included as a component of costs of goods sold in continuing operations in the accompanying consolidated statements of operations and comprehensive income (loss).

Forward Industries, Inc.

NOTE 12  INVESTMENT MANAGEMENT AGREEMENT

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

NOTE 13  LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of June 30, 2013, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 14  OPERATING SEGMENT INFORMATION

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

Forward Industries, Inc.

NOTE 14  OPERATING SEGMENT INFORMATION (CONTINUED)

Revenues from External Customers

The following table presents net sales by geographic region.

	(dollars in millions)		(dollars in millions)
	For the Three-Month Periods Ended June 30,		For the Nine-Month Periods Ended June 30,
	2013	2012	2013	2012
Americas:
United States..............................	$2.1	$2.7	$7.5	$5.9
Other............................................	0.8	0.5	1.2	1.1
Total Americas..........................	2.9	3.2	8.7	7.0

APAC:
Hong Kong.................................	2.9	2.6	5.5	7.4
Other............................................	0.9	0.7	2.6	1.5
Total APAC................................	3.8	3.3	8.1	8.9

Europe:
Germany......................................	1.1	0.4	4.7	2.6
Poland.........................................	0.6	0.7	1.7	1.2
Other...........................................	0.2	0.1	0.2	0.4
Total Europe..............................	1.9	1.2	6.6	4.2
Total net sales*........................	$8.6	$7.7	$23.4	$20.0

* Table may not total due to rounding.

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting predominately of property and equipment, by geographic region are as follows:

	(dollars in thousands)
	As of June 30, 2013	As of September 30, 2012
Americas.....................................................	$163	$178
Europe........................................................	1	1
Total Long-Lived Assets (net).................	$164	$179

Forward Industries, Inc.

NOTE 15              SUBSEQUENT EVENTS

                On August 7, 2013, the Company completed the sale of (i) an additional 216,282 shares of 6% Senior Convertible Preferred Stock and (ii) Warrants to purchase a total of 216,282 shares of Common Stock to accredited investors in the Private Placement pursuant to the terms of securities purchase agreements (“Purchase Agreements”), dated August 7, 2013. The Purchase Agreements were entered into in connection with the second closing under the Private Placement (the “Second Closing”) following the initial closing under the Private Placement which occurred on June 28, 2013 (the “Initial Closing”).  See Note 6 to our Consolidated Financial Statements - “Shareholders’ Equity - 6% Senior Convertible Preferred Stock” and “Part II. Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q/A for a description of the Initial Closing.

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

Forward Industries, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  The following discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2013 (the “2013 Quarter”), with those for the three months ended June 30, 2012 (the “2012 Quarter”) and our consolidated results of operations for the nine-months ended June 30, 2013 (the “2013 Period”) with the nine-months ended June 30, 2012 (the “2012 Period”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

The financial statements previously issued for the 2013 Quarter and the 2013 Period, which were filed with the Commission on August 12, 2013, contained an error pertaining to the accounting and financial disclosure of the embedded beneficial conversion feature of the Company’s Convertible Preferred Stock. As a result, we have restated our financial statements for the 2013 Quarter and the 2013 Period to reflect the embedded beneficial conversion feature, which we have classified as a preferred stock dividend and to adjust the related carrying values of the convertible preferred stock and warrants. The effect of the non-cash deemed dividend is to increase net loss available to common equity by approximately $293,000 and to increase the basic and diluted loss per share from continuing operations by $0.04 for the three-month period ended June 30, 2013 and to decrease net income available to common equity by approximately $293,000 and to decrease basic and diluted earnings per share from continuing operations by approximately $0.04 for the nine-month period ended June 30, 2013. Additionally, the effect on the balance sheet at June 30, 2013 was to increase both additional paid-in capital and the accumulated deficit by approximately $293,000. The effect of adjusting the carrying value of the convertible preferred stock and warrants was to increase accrued expenses and other current liabilities and reduce convertible preferred stock by approximately $51,000, respectively, on the consolidated balance sheet as of June 30, 2013. The adjustments did not have an effect on our previously reported net loss or assets on the balance sheet or the statement of cash flows. The discussion and analysis for the results of operations for the 2013 Quarter and the 2013 Period gives effect to the restatement, which is to reflect a correction in the manner in which the Company has accounted for the calculation of value of the Company’s Convertible Preferred Stock. More information regarding the restatement and the impact of the correction of errors is set forth in Part 1, Item 1, Note 2 of this Form 10-Q/A.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward-looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward-looking statements contained in this Quarterly Report on Form 10-Q/A are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report on Form 10-Q/A.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those we assumed and assessed.  Risks, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, could cause our future operating results to differ materially from those set forth in any forward-looking statement.  There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement.

Forward Industries, Inc.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

BUSINESS OVERVIEW

Trends and Economic Environment

In June 2012, the Company made the strategic decision to focus solely on our core OEM business. Initially, we implemented several key restructuring measures in order to improve our operating performance and return the Company to profitability. These actions included replacing our legacy sourcing and quality assurance infrastructure with a variable, lower cost, solution through our use of an exclusive, Asia-based sourcing agent (refer to Note 11 in our Notes to Consolidated Financial Statements) and rationalizing our fixed operating expenses, including office closures and headcount reductions. The impact of these restructuring measures continues to be more fully reflected in our financial results as we make our way through Fiscal 2013.

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

Forward Industries, Inc.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based upon or derived from the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q/A, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

The notes to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2012, and the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to our overall financial performance, operations and financial position.

Marketable Securities

At June 30, 2013, the Company has investments in marketable securities that are classified as trading and are recorded at fair value with the corresponding unrealized holding gains or losses, net of taxes, recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the consolidated balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. At September 30, 2012, the Company classified its investments in marketable securities as “available-for-sale”. Securities that are classified as available-for-sale are recorded at fair value with the corresponding unrealized holding gains and losses are recorded as a separate component of “Accumulated Other Comprehensive Loss” within shareholders’ equity. Refer to Note 5 “Marketable Securities” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

6% Senior Convertible Preferred Stock

Temporary Equity

In accordance with Accounting Standards Codification (“ASC”) 480-10-s99 and Accounting Series Release (“ASR”) 268, equity securities are required to be classified out of permanent equity and classified as temporary equity, as the redemption of the convertible preferred stock is not solely within our control since it is at the option of the holder.

Warrants

In accordance with ASC 815-40, our warrants have been classified as a liability, at fair value, as a result of a related registration rights agreement that contains certain requirements for registering the underlying common shares, but have no provision for penalties upon the failure to register. The fair value of the warrants are determined using a Black-Scholes closed-form call option pricing model. At each balance sheet date the fair value of the warrant liability is marked-to-market each reporting period with the change in fair value reported in the Company's Consolidated Statements of Operations and Comprehensive Loss.

Preferred Stock Accretion

The carrying amount, at the date of issue is less than the redemption value. As a result of our determination that redemtion is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend.

Forward Industries, Inc.

Preferred Stock Beneficial Conversion Feature

On the date of issuance, the fair value, or carrying amount, of the securities could be converted into common stock at a discount to the market price of the underlying common stock at the conversion date. Such embedded “beneficial conversion feature”, which is equal to the difference between the accounting conversion price and the fair value of the common stock, is analogous to a dividend and has been recorded as a return to preferred stockholders as of the date of issuance, which is the earliest possible conversion date. As a result of the dividend being recorded upon issuance, there will be no future impact on the Company's consolidated financial statements.

RESULTS OF OPERATIONS FOR THE 2013 QUARTER COMPARED TO THE 2012 QUARTER

Loss from Continuing Operations

Loss from continuing operations was $0.2 million in the 2013 Quarter compared to $0.6 million in the 2012 Quarter. The improvement is primarily due to increased gross profit on a higher sales base, which was offset, in part, by an increase in Other Expense, net, as reflected in the table below:

	Main Components of Net Loss from Continuing Operations
	(millions of dollars)
	2013 Quarter	2012 Quarter	Increase (Decrease)
Net Sales......................................................................................	$8.6	$7.7	0.9

Gross Profit..................................................................................	1.8	0.8	1.0
Sales and Marketing Expenses................................................	(0.6)	(0.3)	0.3
General and Administrative Expenses...................................	(0.8)	(1.1)	(0.3)
Other Expense, net.....................................................................	(0.7)	--	0.7
Income Tax Expense................................................................	--	--	--
Loss from Continuing Operations*.....................................	$(0.2)	$(0.6)	(0.3)

* Table may not total due to rounding.

Loss from continuing operations per basic and diluted share was $(0.07) and $(0.08) for the 2013 Quarter and 2012 Quarter, respectively.

Net Sales

Net sales of $8.6 million in the 2013 Quarter increased $0.9 million from $7.7 million in the 2012 Quarter primarily due to higher sales of Diabetic products, and to a lesser extent, higher sales of Other products. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Forward Industries, Inc.

Net Sales for 2013 Quarter (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products.............................	$3.4	$1.7	$1.7	$6.8
Other products..................................	0.4	1.2	0.1	1.8
Total net sales.............................	$3.8	$2.9	$1.8	$8.6

Net Sales for 2012 Quarter (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products.............................	$3.1	$2.0	$1.0	$6.1
Other products..................................	0.2	1.2	0.3	1.6
Total net sales.............................	$3.3	$3.2	$1.2	$7.7

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

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

		(millions of dollars)
	2013 Quarter	2012 Quarter	Increase (Decrease)
Diabetic Customer A.........................................................................	$3.0	$2.6	$0.4
Diabetic Customer B.........................................................................	0.9	1.0	(0.1)
Diabetic Customer C.........................................................................	1.8	0.9	0.9
Diabetic Customer D.........................................................................	0.6	1.2	(0.6)
All other Diabetic Customers...........................................................	0.5	0.5	--
Totals*.........................................................................................	$6.8	$6.1	$0.7

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

This margin improvement was driven primarily by cost savings realized in the 2013 Quarter from the restructure of our Asia-based sourcing and quality assurance operations (refer to Note 11 to our consolidated financial statements - “Buying Agency and Supply Agreement”), which were initiated in March 2012 and substantially completed as of September 30, 2012. Such sourcing and quality assurance costs were 4.6% of our net sales in the 2013 Quarter compared to 9.2% of net sales in the 2012 Quarter.

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

Forward Industries, Inc.

Main Components of Net Income (Loss) from Continuing Operations
	(millions of dollars)
	2013 Period	2012 Period	Increase (Decrease)
Net Sales...............................................................................	$23.3	$20.0	3.3

Gross Profit...........................................................................	4.9	3.1	1.8
Sales and Marketing Expenses..........................................	(1.6)	(0.9)	0.7
General and Administrative Expenses..............................	(2.7)	(3.8)	(1.1)
Other Expense, net...............................................................	(0.4)	--	0.4
Income Tax Expense............................................................	--	--	--
Income (loss) from continuing operations*...................	$0.2	$(1.6)	1.8

* Table may not total due to rounding.

Income (loss) from continuing operations per basic and diluted share was $(0.01) and $(0.20) for the 2013 Period and 2012 Period, respectively.

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

Net Sales for 2013 Period (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products...........................	$6.6	$5.5	$6.2	$18.3
Other products...............................	1.5	3.2	0.4	5.1
Total net sales............................	$8.1	$8.7	$6.6	$23.4

Net Sales for 2012 Period (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products...........................	$8.3	$3.4	$3.2	$14.8
Other products................................	0.6	3.7	0.9	5.2
Total net sales............................	$8.9	$7.0	$4.1	$20.0

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

Forward Industries, Inc.

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

(millions of dollars)
	2013 Period	2012 Period	Increase (Decrease)
Diabetic Customer A................................................	$5.6	$7.6	$(2.0)
Diabetic Customer B.................................................	3.1	2.4	0.7
Diabetic Customer C.................................................	5.6	2.4	3.2
Diabetic Customer D................................................	3.1	1.3	1.8
All other Diabetic Customers.................................	0.9	1.1	(0.2)
Totals*...............................................................	$18.3	$14.8	$3.5

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

This improvement was driven primarily by cost savings realized in the 2013 Period from the restructure of our Asia-based sourcing and quality assurance operations (refer to Note 11 to our consolidated financial statements - “Buying Agency and Supply Agreement”) which were initiated in March 2012 and substantially completed as of September 30, 2012. Such sourcing and quality assurance costs were 4.6% of our net sales in the 2013 Period compared to 8.5% of net sales in the 2012 Period.

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

RESULTS DISCONTINUED OPERATIONS FOR THE 2013 PERIOD COMPARED TO THE 2012 PERIOD

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

Forward Industries, Inc.

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

Operating Expenses

Operating expenses of discontinued operations were $0.3 million in the 2013 Period compared to $3.6 million in the 2012 Period. This decrease was due primarily to:

●	lower personnel expenses, which decreased $1.2 million in the 2013 Period;
●	lower travel and entertainment expenses, which decreased $0.3 million in the 2013 Period;
●	lower royalty and commissions expenses, which decreased $0.2 million in the 2013 Period;
●	lower product development and design costs, which decreased $0.1 million in the 2013 Period; and
●	lower advertising, promotion, and sampling costs, which decreased $0.1 million in the 2013 Period.

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

In the 2013 Period, net financing activities generated $0.2 million from the issuance of 6% senior convertible preferred shares (refer to Note 6 to our Notes to Consolidated Financial Statements – “Shareholders Equity”). There were no financing activities in the 2012 Period.

At June 30, 2013, our current ratio (current assets divided by current liabilities) was 2.91; our quick ratio (current assets less inventories divided by current liabilities) was 2.45; and our working capital (current assets less current liabilities) was $9.9 million.  As of such date, we had no short or long-term debt outstanding.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q/A. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that due to the material weakness discussed below, the Company's disclosure controls and procedures were not effective, as of the end of the 2013 Quarter, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Forward Industries, Inc.

Convertible Preferred Stock and Warrants

In connection with our restatement of results of operations for the three-month period ended June 30, 2013, our Principal Executive Officer and our Principal Financial Officer concluded that Forward did not maintain effective controls over the accounting and financial disclosures for its sale of Convertible Preferred Stock and Warrants (together, the “Securities”) to accredited investors through a private placement. Specifically, controls were not designed effectively to provide reasonable assurance that the purchase price of the Securities was allocated properly between the Convertible Preferred Stock and Warrants. The material weakness resulted in an error in the accounting and financial disclosure of the embedded beneficial conversion feature of the Convertible Preferred Stock that resulted in a correction of Forward’s consolidated financial statements for the quarter ended June 30, 2013. Additionally, this material weakness could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Communication of Significant Financial Matters

In addition, in December of 2013, the Management of the Company became aware of a failure in the operation of its designed internal controls to ensure that the communication of significant financial matters are made known to senior management, including the Company's Chief Financial Officer. This failure resulted in the omission of the accrual of a certain item of expense.

Because of these material weaknesses, management concluded that Forward did not maintain effective internal control over financial reporting as of June 30, 2013 based on criteria in  Internal Control - Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Remediation Steps Taken to Address Material Weaknesses

Forward has discussed these matters with its independent registered public accounting firm and its Audit Committee. Further, with oversight of management and its Audit Committee, Forward has initiated the following steps to address and remediate the material weaknesses:

Convertible Preferred Stock and Warrants

In the first quarter of our fiscal year ended September 30, 2014, we implemented additional controls related to the process for evaluating the impact of complex non-routine financing transactions, such as engaging outside experts to assist in determining the proper valuation and accounting treatment for securities through private placements.  In addition, we have restated our financial statements for the three- and nine-month periods ended June 30, 2013 to correct the error related to the material weakness.

Although the Company concluded that there was a material weakness regarding the valuation, accounting, and financial disclosure of the Securities at June 30, 2013, Forward believes these steps have strengthened its controls over financial reporting and addressed the material weakness. Forward will test and evaluate these controls as part of Forward’s assessment of internal controls over financial reporting for its fiscal year ending September 30, 2014.

Communication of Significant Financial Matters

We intend to design and implement policies and procedures to remediate this material weakness in our internal control over financial reporting in Fiscal 2014. The development of these policies and procedures will ensure that members of senior management will be aware of all material financial events.

Management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned material weakness in our internal controls over financial reporting.

Changes in internal control

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the 2013 Quarter.  Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that no change occurred in the Company's internal control over financial reporting during the 2013 Quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The material weakness associated with the financial reporting relating to the proper valuation and accounting treatment for the Company’s Securities discussed above was subsequently identified and resulted in remediation activities subsequent to the 2013 Quarter.

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

Forward Industries, Inc.

ITEM 1A. RISK FACTORS

Please review our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, for a complete statement of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 on page 27 of this Quarterly Report on Form 10-Q/A as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of certain of such risk factors.

        In addition to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, the Company has identified the following additional risk factor in connection with the restatement of our previously issued financial statements:

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, our management determined that we had a material weakness related to the operation of our controls over financial reporting primarily associated with a complex non-routine financing transaction in the three-month period ended June 30, 2013, as well as a material weakness related to a failure in communication of significant financial matters through and including the year ended September 30, 2013. Although we continue to work on improvements to our internal controls over financial reporting, there can be no assurance that this or another material weakness will not occur in the future. Any failure to implement and maintain controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2013 the Company completed the sale of (i) 381,674 shares of 6% Senior Convertible Preferred Stock, and (ii) warrants to purchase an aggregate of 381,674 shares of Common Stock.  See Note 6 to our Consolidated Financial Statements - “Shareholders’ Equity - 6% Senior Convertible Preferred Stock.”  A description of this issuance was provided in the Current Report on Form 8-K filed on July 3, 2013. On August 7, 2013, 216,282 additional shares of 6% Senior Convertible Preferred Stock were sold. See “Item 5. Other Information.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

                On August 7, 2013, the Company completed the sale of (i) an additional 216,282 shares of 6% Senior Convertible Preferred Stock and (ii) Warrants to purchase a total of 216,282 shares of Common Stock to accredited investors (the “August 7 Investors”) in the Private Placement pursuant to the terms of securities purchase agreements, dated August 7, 2013 (the “August 7 Purchase Agreements”), by and between the Company and each August 7 Investor.  The August 7 Purchase Agreements were entered into in connection with the second closing under the Private Placement (the “Second Closing”) following the initial closing under the Private Placement which occurred on June 28, 2013 (the “Initial Closing”).  See Notes 6 and 15 to our Consolidated Financial Statements - “Shareholders’ Equity - 6% Senior Convertible Preferred Stock” and “Subsequent Events”, and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of the Initial Closing.

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

The terms, rights, obligations and preferences of the 6% Senior Convertible Preferred Stock are set forth in a Certificate of Amendment of the Certificate of Incorporation of the Company (the “Certificate of Amendment”) filed with the Department of State of the State of New York and are described in further detail in Note 6 to our Consolidated Financial Statements - “Shareholders’ Equity - 6% Senior Convertible Preferred Stock.”

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

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act
31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
* Furnished and not filed herewith

Forward Industries, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: January 14, 2014
FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Robert Garrett Jr.
Robert Garrett Jr.
Chief Executive Officer
(Principal Executive Officer)

By: /s/ James O. McKenna
James O. McKenna
Chief Financial Officer
(Principal Financial and Accounting Officer)