Form 10-K
period 2013-09-30
FORWARD INDUSTRIES INC
filed 2014-01-14
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $11,774,936.

As of January 14, 2014, 8,236,479 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

None.

Forward Industries, Inc.

Note Regarding Use of Certain Terms

In this Annual Report on Form 10-K, unless the context otherwise requires, the following terms have the meanings assigned to them as set forth below:

“Forward”, “Forward Industries”, “we”, “our”, and the “Company” refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries;

 “common stock” refers to the common stock, $.01 par value per share, of Forward Industries, Inc.;

“Forward US” refers to Forward Industries’ wholly owned subsidiary Forward Industries (IN), Inc., an Indiana corporation;

“Forward HK” refers to Forward Industries’ wholly owned subsidiary Forward Industries HK, Ltd., a Hong Kong corporation;

“Forward Switzerland” refers to Forward Industries’ wholly owned subsidiary Forward Industries (Switzerland) GmbH, a Swiss corporation;

“Forward UK” refers to Forward Industries’ wholly owned subsidiary Forward Ind. (UK) Limited, a limited company of England and Wales;

“Forward China” refers to Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands registered corporation that is Forward’s exclusive sourcing agent in the Asia-Pacific region;

 “GAAP” refers to accounting principles generally accepted in the United States;
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“Fiscal 2013” refers to our fiscal year ended September 30, 2013;

“Fiscal 2012” refers to our fiscal year ended September 30, 2012;
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

Note Regarding Presentation of Financial Information

Certain figures included in this Annual Report on Form 10-K have been subject to rounding adjustments; accordingly, figures shown as totals in certain tables may not be an arithmetic aggregation of the figures that precede them.

 PART I

ITEM 1.            BUSINESS

General

Forward Industries, Inc. was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer and distributor of specialty and promotional products. We design, market, and distribute carry and protective solutions, primarily for hand held electronic devices, including soft-sided carrying cases, bags, clips, hand straps, protective plates and other accessories made of leather, nylon, vinyl, plastic, PVC and other synthetic materials. Our principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. Our OEM products include carrying cases and other accessories for blood glucose monitoring kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, firearms and other products). Our carrying cases are designed to enable these devices to be stowed in a pocket, handbag, briefcase, or backpack, clipped to a belt or shoulder strap, or strapped to an arm, while protecting the consumer electronic or other product from scratches, dust, and mishandling. Our OEM customers are located in the Americas, the EMEA Region, and the APAC Region. We do not manufacture any of our OEM products and source substantially all of our OEM products from independent suppliers in China.

On June 21, 2012, we determined to exit our global retail business (“discontinued operations”) and focus solely on growing our OEM business.  Our decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net sales growth and cost rationalizations in the OEM business. We have substantially completed the exit of our Retail business and have not had, and do not expect to have, any continuing involvement in the Retail business after this date.

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

In May 2001, we formed Forward Switzerland to facilitate distribution of aftermarket products under our licenses for cell phone cases with a major North American multinational and to further develop our OEM European business presence.  After the expiration of the last of these licenses in March 2009, staff at Forward Switzerland was significantly reduced and in recent years has primarily served our OEM customers in Europe.

Products

Diabetic Products

We sell carrying cases for blood glucose diagnostic kits (“Diabetic Products”) directly to OEMs (or their contract manufacturers) of these electronic monitoring kits made for use by diabetics.  We typically sell these cases at prices ranging from approximately $0.50 to $6.00 per unit.  Unit volumes are sold predominantly at the lower end of this price range.  The OEM customer (or its contract manufacturer) packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a much lesser extent, sells them through their retail distribution channels.  These kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders.  As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet. For Fiscal 2013, our Diabetic Products accounted for approximately 78% of our total net sales.

Other Products

We also sell carrying and protective solutions to OEMs for a diverse array of other portable electronic and other products (“Other Products”), including sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, and firearms, on a made-to-order basis that are customized to fit the products sold by our OEM customers.  Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design and sell the carry solution. For Fiscal 2013, our Other Products accounted for approximately 22% of our total net sales.

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

Marketing, Distribution, and Sales

Geographic Sales Distribution

Through our wholly owned subsidiaries, Forward US and Forward Switzerland, we distribute and sell our products globally.  The approximate percentages of net sales to OEM customers by their geographic location for Fiscal 2013 and Fiscal 2012 are as follows:

	Net Sales for Fiscal Years Ended September 30,
Geographic Location:	2013	2012
Americas.................................................................	35%	36%
APAC Region........................................................	35%	39%
EMEA Region........................................................	30%	25%
Totals..................................................................	100%	100%

The importance of the APAC Region is attributable to the fact that certain of our key customers outsource product manufacture to contract manufacturers located in China or elsewhere in Asia.  In these instances, we ship product to, and product is packaged “in box” at, such contract manufacturer’s facility.  If payment to us is due from the contract manufacturer, we identify the sale to its geographic location rather than that of the customer for whom the contract manufacturer is supplying product.  The decrease in the APAC Region’s contribution to total net sales in Fiscal 2013 compared to Fiscal 2012 was primarily due to the decrease in revenue contribution from Diabetic Customer A within the APAC Region. The increase in the EMEA Region’s contribution to total net sales in Fiscal 2013 compared to Fiscal 2012 was primarily due to increased revenue contribution from Diabetic Customers C and D. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 16 to the audited consolidated financial statements included in Item 8 of this Annual Report.

Channels of Distribution

We primarily ship our products directly to our OEM customers (or their contract manufacturers), who package our accessory products “in box” with their branded products.  Some of our customers also purchase certain of our products and offer them for sale as stand-alone accessories to complement their product offerings.

Sales by Product Line

Sales of carry and protective solutions for Diabetic Products and for Other Products (all products other than diabetic carry cases for blood glucose monitor kits) accounted for approximately the following percentages of total net sales in Fiscal 2013 and 2012:

	Fiscal Year Ended
Sales:	2013	2012
Diabetic Products................................................................	78%	74%
Other Products ....................................................................	22%	26%
Totals................................................................................	100%	100%

Sales Concentration

We have approximately 63 active OEM customers.  Of these, four customers (including their affiliates and contract manufacturers) accounted for approximately 75% and 70% of our net sales from continuing operations in Fiscal 2013 and 2012, respectively. All four of these “major” customers are OEMs of diabetic monitoring kits. These customers package our carry and protective solutions “in box” with their branded products, or to a lesser extent, sell them through their retail distribution channels. The approximate percentages of net sales contributed by each of these four customers to continuing operations for Fiscal 2013 and Fiscal 2012 are as follows:

	Fiscal Year Ended
Customer:	2013	2012
Diabetic Customer A...........................................................	24%	33%
Diabetic Customer B....................................................	13%	13%
Diabetic Customer C....................................................	24%	16%
Diabetic Customer D....................................................	14%	8%
Totals.................................................................................	75%	70%

During Fiscal 2013 and 2012, all net sales of OEM products were made directly by our employees, which are assigned key accounts or defined geographic sales territories.  See “Risk Factors” in Item 1A. of this Annual Report - “Our business could suffer if the services of key sales personnel we rely on were lost to us.”

OEM Distribution Hubs

We have distribution hub arrangements with four OEM customers.  These arrangements obligate us to supply our products to our customer’s distribution hubs (may be multiple locations) where their products are manufactured, kitted, and/or warehoused pending sale, and where our products are packaged “in box” with the OEM customer’s products or, to a much lesser extent, distributed for retail sale. The product quantities we are required to supply to each distribution hub are based on the OEM customer’s purchase orders and forecasts.  We do not recognize revenue for product shipped to a hub until we have been notified by our customer that our product has been withdrawn from the distribution hub and “consumed”. Hub arrangements have had the general effect of extending financing for our customers’ inventory build by extending the time between our placement of orders to our suppliers in order to ship and supply the hubs and the time that we are able to recognize revenue.  The corollary effect is an increase in our inventory levels.

Credit Risk

We generally sell our OEM products on 30- to 90-day credit terms customary in the industry and without interest.  Historically, we have not had significant credit problems with our customers. Our significant OEM customers are large, multi-national companies with good credit histories. None of these customers is or has been in default to us, and payments from all customers are generally received from them on a timely basis. Four OEM customers (including their affiliates or contract manufacturers) accounted for approximately 73% of our accounts receivable at September 30, 2013, whereas, three OEM customers accounted for approximately 76% of our accounts receivable at September 30, 2012.

When we ship products to our OEM customer’s designated contract manufacturer and invoice such manufacturer (and not the OEM customer), even though our order flows originate with and depend on our relationship with the OEM, our accounts receivable credit risk lies with the contract manufacturer.  Our OEM customer does not guarantee the payment obligations of the contract manufacturer to whom the OEM requests us to ship our carrying case products, and such order volumes may be significant from time to time.  In most cases, these contract manufacturers are themselves major multinational enterprises with good credit.  See “Risk Factors” in Item 1A of this Annual Report on Form 10-K- “Product manufacture is often outsourced by our OEM customers to contract manufacturing firms in China and in these cases it is the contract manufacturer to which we must look for payment.”

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

Sourcing Agent

On March 12, 2012, we entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (“Forward China”), a British Virgin Islands corporation, dated as of March 7, 2012.  The Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as our exclusive buying agent and supplier of Products (as defined in the Agreement) in the APAC Region.  We purchase products at Forward China’s cost, and pay a service fee on the net purchase price.  The Agreement terminates on March 11, 2014, subject to renewal.  Terence Wise, a director of the Company, is a principal of Forward China.

Suppliers

We procure substantially all our supply of carrying solutions products from independent suppliers in China through Forward China.  Depending on the product, we may require several different suppliers to furnish component parts or pieces. We purchased approximately 92% and 90% of our OEM products from four such suppliers in Fiscal 2013 and Fiscal 2012, respectively. The approximate percentages of purchases of OEM products from each of these four suppliers with respect to continuing operations for Fiscal 2013 and Fiscal 2012 are as follows:

	Fiscal Year Ended
Supplier:	2013	2012
OEM Supplier A.....................................................................................	50%	54%
OEM Supplier B.............................................................................	19%	17%
OEM Supplier C.............................................................................	14%	9%
OEM Supplier D.............................................................................	9%	10%
Totals...................................................................................................	92%	90%

                We place orders with one or more suppliers at the time we receive firm purchase orders and/or forecasts from our OEM customers for a particular product.  Accordingly, we do not have minimum supply requirement agreements with our suppliers to guarantee us supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of our suppliers. However, from time to time, we may order products from our suppliers in advance of receiving a customer purchase order, or in quantities in excess of those forecasted to us by our customer, for which they are contractually obligated to us, in order to meet our customer’s delivery demands.  While historically we have made purchases directly from suppliers, with the assistance of Forward China, starting September 1, 2013 we began making purchases directly from Forward China, and we anticipate that at some point in 2014 substantially all purchases will be made directly from Forward China.

Quality Assurance

To ensure that our products manufactured by our Chinese suppliers meet our quality assurance standards our products are inspected by independent contractors in China, which may be affiliated with one or more of our suppliers.  These contractors were subject to the control and supervision of Forward China’s quality assurance employees based in Hong Kong (see “Item 1. Business – Product Supply – Sourcing Agent”). In July 2012, Forward China received its ISO 9001:2008 quality certification, which covers all ISO activities previously covered under Forward’s ISO quality certification.

Logistics

Once our products are approved for shipment by our quality assurance procedures, our products are typically shipped to our customer’s destination port in the Americas and EMEA Region on ocean-going container vessels, or by ground transport to our APAC Region customer’s locations in China or Hong Kong. In certain cases, and primarily at our customer’s request, we will expedite the shipment of our products by using air transportation.  Most ocean-going shipments bound for the United States are off-loaded at the port of Los Angeles or San Francisco, but certain customers arrange for shipments to East coast ports, such as Miami or Philadelphia. EMEA Region destined shipments generally are routed via Rotterdam.  See “Item 1A. – Risk Factors—Our shipments of products via container freight to customers in the United States and Europe may become subject to delays or cancellation at port facilities due to work stoppages or slowdowns, damage caused by weather or terrorism and congestion due to inadequacy of equipment and other causes.”

Insurance

    We maintain commercial loss and liability, business interruption, and general claims and other insurance customary for our business. We do not maintain credit insurance for our trade accounts receivable.

Competition

The business in which we engage is highly competitive in terms of product pricing, design, delivery terms, and customer service.  In the production of our OEM products, we compete with numerous United States and foreign producers and distributors.  Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an effective product design capability, rapid response time to customer requests for proposals and product shipment, reliable product delivery and product quality, and competitive pricing. We believe that our ability to compete based on product quality assurance considerations is enhanced by Forward China’s local presence and their quality control and shipment capabilities. See Item 1A. in this Annual Report on Form 10-K: “Risk Factors - The carrying solutions business is highly competitive and does not pose significant barriers to entry.”

Employees

At September 30, 2013, we had 19 full-time employees, of whom two are employed in executive capacities, nine are employed in sales and sales support capacities, three are employed in a design capacity, and five are employed in finance and administrative capacities. We consider our employee relations to be satisfactory.  None of our employees are covered by a collective bargaining agreement.

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

We have not been engaged in any environmental litigation or incurred any material costs related to compliance with environmental or other regulations.  From time to time we incur chemical and/or safety laboratory testing expenses in order to address customer requests regarding our product materials or method of manufacture or regarding their packaging methods and standards.

ITEM 1A.         RISK FACTORS

Please read ”Item 7. “Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995” that appears on page 16 of this Annual Report on Form 10-K.

We have a history of losses and negative cash flow from operations.  We cannot assure you that we will achieve or sustain profitability in the future.

We have incurred significant losses and negative cash flows from operations in recent years. We incurred net losses of approximately $0.2 million and $9.6 million for the fiscal years ended September 30, 2013 and 2012, respectively, and had net cash provided by operating activities of approximately $2.3 million and net cash used by operating activities of $10.8 million for the fiscal years ended September 30, 2013 and 2012, respectively. Further, we may incur net losses in future reporting periods as we incur expenses associated with the continuation of our business as well as its subsequent development, which development cannot be guaranteed. There is no assurance our future operations will be profitable.  If we cannot generate sufficient revenues to operate profitably, we may be forced to cease or suspend operations, or we may be required to raise additional capital to maintain or grow our operations. There is no assurance that we will be able to raise such additional capital.

In June 2012 we announced our plans to exit the global retail business and focus solely on growing our OEM business. In connection with exiting the global retail business we also commenced a restructuring of our business and implemented a variable, lower cost sourcing and quality assurance solution through a third party Asia-based sourcing agent. These restructuring plans have been substantially completed. While we believe these measures, along with other steps to be taken, will be sufficient to return the Company to sustainable profitability, there can be no assurance that this will be the case, or that additional steps will not be required. If additional steps are required, there can be no assurance that they will be properly implemented or will be successful, or that we will realize the cost savings and other anticipated benefits from any such additional restructuring steps.

Our OEM growth strategy will continue to require additional capital investment.

We have recently invested and expect to continue to invest incremental cash resources to execute our OEM growth strategy. While we believe that our existing cash resources are sufficient to support our growth strategy, there can be no assurances that our growth strategy will be successful or that we will earn a return on these investments.

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

Sales of Diabetic Products to OEM customers accounted for approximately 78% of net revenues from continuing operations in Fiscal 2013.  As a result, our financial condition and results of operations are subject to higher risk from the loss of a major diabetic customer or changes in their business practices, for example, a decision to reduce or eliminate inclusion of cases in box with the electronic device or a decision to focus on insulin pumps instead of insulin by injection.

Our business is and has been characterized by a high degree of customer concentration.  Our four largest customers accounted for approximately 75% and 70% of net sales from continuing operations in Fiscal 2013 and Fiscal 2012, respectively; the loss of, or material reduction in orders from, any of these customers would materially and adversely affect our results of operations and financial condition.

At present the predominant percentage of our sales revenues is concentrated in four large diabetic customers, including their affiliates and/or their contract manufacturers.  The loss of any of these customers, whether as a result of its purchase of its carry solution requirements from another vendor, its decision to manufacture its own carrying cases, its decision to award its orders to one of our competitors, or otherwise, would have a material adverse effect on our financial condition, liquidity and results of operations.

If any one or more of our OEM customers elect to reduce or discontinue inclusion of cases “in box”, our results of operations and financial condition would be materially and adversely affected.

The predominant percentage of our revenues is derived from sales of case accessories to our OEM customers who package our cases “in box” with their electronics.  During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to healthcare providers and patients. For example, the federal healthcare reform legislation that was enacted in March 2010 (known as the Patient Protection and Affordable Care Act of 2010 (“ACA”)) may reduce reimbursement for some healthcare providers and patients while increasing reimbursement for others. In addition, ACA mandates the implementation of various programs and value and quality-based reimbursement incentives that may impact the amount of reimbursement for healthcare providers and patients.  In addition and more significantly, third-party payers, including governmental health administration authorities, managed care providers and private health insurers, have increasingly challenged the price and examined the cost effectiveness of medical products and services, which has affected the reimbursement of such products to patients.  Due to this uncertainty in medical reimbursements, OEMs have experienced reductions in demand and, as a result, have sought continuously to reduce expenses.  If one or more of our OEM customers generally begin to reduce or discontinue the practice of including carry case accessories “in box”, we would incur a significant decline in revenues and our results of operations and financial condition would be materially and adversely affected.

At any time, a significant percentage of our accounts receivable risk may be concentrated in a small number of customers.

Four customers accounted for approximately 73% of our accounts receivable at September 30, 2013, whereas three customers accounted for approximately 76% of our accounts receivable at September 30, 2012, respectively. The failure to receive or collect such amounts when and as due could have a material adverse effect on our financial condition, liquidity, and results of operations.

We continue to encounter pressures from our largest OEM customers to maintain or even roll back prices or to supply lower priced carry solutions, and expect such pressure to persist. The effects of such price constraints on our business may be exacerbated by inflationary pressures that affect our costs of supply.

During Fiscal 2013 and Fiscal 2012, we experienced significant pricing pressure from our largest OEM customers to maintain or even reduce the prices we charge them.  When we are unable to extract comparable concessions from our suppliers on prices they charge us, product sales margins erode.  In addition to margin compression from customers in general, we are encountering increased pricing from our Chinese suppliers who are reacting to inflationary increases in materials and labor costs incurred by them.  In addition, prices that our Chinese vendors charge to us may reflect appreciation of the Chinese currency against the U.S. dollar, which can be passed through to us in the form of higher U.S. dollar prices. This in turn will tend to reduce gross profit if we are unable to raise prices. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview – Trends and Economic Environment.”

We depend on a single exclusive buying agent who, in turn, depends on a limited number of key suppliers.

Although Forward China, our exclusive sourcing agent in the Asia Pacific region, has made progress in expanding our supplier base during Fiscal 2013, we believe such expansion may not be sustainable during the fiscal year ending September 30, 2014 and anticipate that our supplier base may become more concentrated. In particular, Forward China has relied on a limited number of suppliers to supply the component parts and pieces necessary for the production of our carry and protective solutions products. As a result, our ability to effectively push back against rising material costs may diminish. In addition, any inability to obtain supplies from a single or limited number of suppliers may result in difficulty obtaining the supplies necessary for our business and may restrict our ability to produce our carry and protective solutions products. Where practical, we intend to establish alternative sources to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, a prolonged inability to obtain certain components or the failure of one of our suppliers could impair our ability to ship products and generate revenues, which could adversely affect our operating results and damage our customer relationships. See also “Note 16, Operating Segment Information—Supplier Concentration” to our audited consolidated financial statements included in Item 8 of this Annual Report.

In addition, we depend significantly on Forward China as our exclusive buying agent for substantially all of our component parts in the APAC region. As a result, we have limited visibility as to our supplier base, making it difficult to forecast future events and to plan our operations. In addition, if Forward China fails to satisfactorily perform its obligations, including payment obligations, to our suppliers or its duties to us as our exclusive buying agent as a result of financial or other difficulties or for any other reason, we could suffer irreparable harm resulting in reduced profits or, in some cases, significant losses for us.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. For example, our management determined that we had a material weakness related to the operation of our internal controls over financial reporting primarily associated with a complex non-routine financing transaction in the three-month period ended June 30, 2013, as well as a material weakness related to a failure in communication of significant financial matters through and including the year ended September 30, 2013. We continue to work on improvements to our internal controls over financial reporting and there can be no assurance that this or another material weaknesses will not occur in the future. Any failure to implement and maintain internal controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Our results of operations are subject to the risks of fluctuations in the values of foreign currencies relative to the U.S. dollar.

Our results of operations are expressed in U.S. dollars.  When the U.S. dollar appreciates or depreciates in value against a currency in which all or a significant portion of revenues or other accounts receivable are denominated, such as the Euro, our results of operations can be adversely affected or benefited, respectively. The degree of impact is proportional to the amount of foreign currency expense or revenue, as the case may be, and the fluctuations in exchange rates over the period in which the effect is measured on our financial statements. In addition, such currency fluctuations may affect the comparability of our results of operations between financial periods.

Future revenues are difficult to predict and are likely to show significant variability as a consequence of customer concentration.

Because our revenues are highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us can fluctuate markedly in a short period of time, our quarterly revenues, and consequently our results of operations, may be highly variable and subject to significant changes over a relatively short period of time. Our largest OEM customers may keep consumer products with which our carry solutions are packaged “in-box” in active promotion for many months, or for a very short period of time, depending on various factors, including sales trends for the product, product development cycles, new product introductions, and our customers' competitors' product offerings.  As demand for the consumer product relating to the in-box program matures and decreases, we may be forced to accept significant price and/or volume reductions in customer orders for our carry solutions, which will adversely affect revenue.  These factors tend to lead to a high degree of variability in our quarterly revenue levels.  Significant, rapid shifts in our operating results may occur if and when one or more of these customers increase or decrease the size(s) of, or eliminate, their orders from us by amounts that are material to our business.

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

Such firms are performing manufacturing, assembly, and product packaging functions, including the bundling of our product accessories with the OEM customer's product.  As a consequence of this business practice, we often sell our carry solution products to the contract manufacturing firm.  This is particularly significant in the case of diabetic product sales to certain customers.  In these cases, we invoice the contract manufacturing firm and not the OEM customer.  Therefore, it is the contract manufacturing firm to which we must look for payment in such cases and not that of our OEM customer.  This may alter the credit profile of our customer base and may involve significant purchase order volumes.  In some, but not all cases, the manufacturing firm is itself a large, multinational entity with significant financial resources.

Our dependence on foreign manufacturers creates quality control and other risks to our business. From time to time we may experience certain quality control, on-time delivery, cost, or other issues that may jeopardize customer relationships.

Our reliance on foreign suppliers, manufacturers and other contractors involves significant risks, including risk of product quality issues and reduced control over quality assurance, manufacturing yields and costs, pricing, timely delivery schedules, the potential lack of adequate manufacturing capacity and availability of product, the lack of capital and potential misappropriation of our designs.

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

There are many competitors in the sale of carry solutions products to OEMs, and competition is intense.  Since little or no significant proprietary technology is involved in the design, production or distribution of the types of products we sell, others may enter the business with relative ease and compete against us.  Such competition may result in the diminution of our market share or the loss of one or more major OEM customers, thereby adversely affecting our net sales, results of operations, and financial condition.  Many of our competitors are larger, better capitalized and more diversified than we are and may be better able to withstand a downturn in the general economy or in the product areas in which we specialize.  These competitors may also have less sales concentration than we do and be better able to withstand the loss of a key customer or diminution in its orders.

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

We have not paid any cash dividends on our common stock since 1987.  The payment in the future of cash dividends by us, if any, will depend upon our results of operations, short-term and long-term cash availability, net working capital, working capital needs and other factors, as determined by our Board of Directors.  We do not anticipate that cash dividends will be paid in the foreseeable future.  The absence of dividend payments on a common stock might make such stock susceptible to greater market price swings.

We have in place anti-takeover measures and charter provisions that may prevent a hostile or unwanted effort to acquire Forward.

Our Board of Directors is authorized to issue up to 4,000,000 shares of “blank check” preferred stock, of which 648,846 shares have been issued. Our Board of Directors has the authority, without shareholder approval, to issue such preferred stock in one or more series and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Our ability to issue the authorized but unissued shares of preferred stock could be used to impede takeovers of the Company.  Under certain circumstances, the issuance of the preferred stock could make it more difficult for a third party to gain control of Forward, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of our common stock. In addition, our certificate of incorporation requires the affirmative vote of two-thirds of the shares outstanding to approve a business combination such as a merger or sale of all or substantially all assets.  Such provision and blank check preferred stock may discourage attempts to acquire Forward. Applicable laws that impose restrictions on, or regulate the manner of, a takeover attempt may also have the effect of deterring any such transaction.

In addition, on April 26, 2013, our Board of Directors adopted a Shareholder Rights Plan, as set forth in the Rights Agreement dated as of April 26, 2013 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, in order to encourage anyone seeking to acquire us to negotiate with our Board of Directors prior to attempting a takeover. While the plan is designed to guard against coercive or unfair tactics to gain control of us, the plan may have the effect of making more difficult or delaying any attempts by others to obtain control of us. See Note 7 to our audited consolidated financial statements included in Item 8 of this Annual Report. We are not aware of any attempt to acquire Forward.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

    Not Applicable

ITEM 2.            PROPERTIES

In September 2012, we relocated our executive offices from Santa Monica, California to West Palm Beach, Florida, which consists of approximately 2,815 square feet, which we rent for approximately $6,200 per month under a lease agreement scheduled to expire in September 2020.

In April 2011, we relocated our executive offices from Pompano Beach, Florida to offices in Santa Monica, California, which consists of approximately 3,400 square feet, which we rented during Fiscal 2013 at approximately $14,000 per month under lease agreements, which expire in October 2016. Beginning in July 2013, we sub-leased this space for the remainder of our lease term at rates above those that we are contractually obligated to pay.

We sub-lease approximately 1,300 square feet of office space in Cham, Switzerland on a month-to-month basis from a tenant at the same location. We use this office as our EMEA Region headquarters from which we coordinate our sales and sales support activities throughout the EMEA Region.

In October 2011, we entered into a lease for approximately 1,000 square feet of office space in London, England at $8,000 per month under a lease agreement that expired in September 2012. We used this office space to perform administrative and sales support (such as accounting, operational, and customer service functions) primarily to our EMEA Region-based Retail sales team. Consequently, this lease was not renewed as part of our exit from our Retail business (see Note 3 – “Discontinued Operations” to the audited consolidated financial statements included in Item 8 of this Annual Report). All OEM sales, sales support and administrative activities in the EMEA Region are coordinated from our branch office in Cham, Switzerland.

In April 2012, we renewed our license through the Jebel Ali Free Zone Authority (JAFZA) to maintain a registered branch office in the Jebel Ali Free Zone (JAFZ) of the United Arab Emirates.  Under this license, we rent approximately 638 square feet of office space at annual rate of $35,000 through March 2013. We used this office space to facilitate sales of our Retail products in the Middle-East and India region through July 2012, at which time we shut down this office space as part of our exit from our Retail business ( See Note 3 – “Discontinued Operations” to the audited consolidated financial statements included in Item 8 of this Annual Report).

In July 2011, we renewed our lease for approximately 4,400 square feet of office space in Kowloon, Hong Kong, which extends through October 2014 at a monthly rate of $15,000. We used this office space as our APAC Region headquarters from which we coordinated and conducted our Asia-based sourcing, quality assurance, and logistics activities. In September 2012, we vacated this office space in connection with our use of an exclusive sourcing agent in the APAC Region (see “Item 1. Business – Product Supply – Sourcing Agent).

We believe that each of the foregoing leased properties is adequate for the purposes for which it is used. All leases are with unaffiliated third parties.  We believe that the loss of any lease would not have a material adverse effect on our operations, as we believe that we could identify and lease comparable facilities upon approximately equivalent terms.

ITEM 3.            LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of September 30, 2013, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.            MINE SAFETY DISCLOSURES.

Not Applicable.

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

	Bid Price Information for Common Stock*
	Fiscal 2013		Fiscal 2012
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$1.50	$1.08	$2.24	$1.55
Second Quarter	$2.17	$1.43	$3.24	$1.65
Third Quarter	$2.14	$1.70	$2.83	$1.68
Fourth Quarter	$1.99	$1.66	$1.83	$1.02

_______________________________
*High and low bid price information as furnished by The NASDAQ Stock Market Inc.

On December 5, 2013, the closing bid quotation for our common stock was $1.65

Holders of common stock.

 As of December 5, 2013, there were approximately 110 holders of record of our common stock, excluding approximately 6,939 beneficial holders of common stock whose shares are held in street name.

Dividends

We have not paid any cash dividends on our common stock since 1987 and do not plan to pay cash dividends in the foreseeable future. The payment of dividends in the future, if any, will depend upon our results of operations, as well as our short-term and long-term cash availability, net working capital, working capital needs, and other factors, as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them. See “—Recent sales of unregistered securities” below.

Recent sales of unregistered securities

On each of June 28, 2013, August 7, 2013 and August 14, 2013, the Company completed private placements to accredited investors of convertible preferred stock totaling 648,846 shares. See Note 7 to our audited consolidated financial statements. The first dividend payment with respect to such preferred stock was made on September 30, 2013.

Securities authorized for issuance under equity compensation plans.

For information relating to this topic, see Part III, Item 11 of this Annual Report, “Executive Compensation—Securities Authorized for Issuance under Equity Compensation Plans”.

Purchase of Equity Securities

No repurchase of any shares of our common stock or other equity security was made by or on behalf of the Company during Fiscal 2013 or 2012.

ITEM 6.            SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto and other financial information appearing in Item 8 of this Annual Report on Form 10-K.  This discussion and analysis compares our consolidated results of operations for Fiscal 2013 with those for Fiscal 2012, and is based on or derived from the audited Consolidated Financial Statements included in Item 8 in this Annual Report. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Business Overview

Trends and Economic Environment

In June 2012, the Company made the strategic decision to focus solely on its core OEM business. Initially, we implemented several key restructuring measures in order to improve our operating performance and return the Company to profitability. These actions included replacing our legacy sourcing and quality assurance infrastructure with a variable lower cost solution through our use of an exclusive Asia-based sourcing agent (see Note 12 in our Notes to our Consolidated Financial Statements) and rationalizing our fixed operating expenses, including office closures and headcount reductions. Our financial results for Fiscal 2013, reflect the impact of these restructuring measures.

With the restructuring behind us, we have turned our focus to protecting the strong competitive position we have built across several key product categories, especially our Diabetic Products line. We have reinvested a portion of the savings generated by the restructuring towards expanding and better incentivizing our sales, design and sales support teams, which we believe has improved our ability to provide proactive and responsive support to our existing customer base. We also believe that these investments are expanding our ability to provide innovative and differentiated solutions to our existing and prospective customers. As an example, the diabetic products sector seems to be undergoing significant changes that, we believe, present us with meaningful opportunities if managed proactively.

We remain challenged by a highly concentrated customer base and product offering, especially with respect to our Diabetic Products line, where we operate in a price sensitive environment in which we continue to experience volatility in demand and downward pricing pressure from our major Diabetic Products customers. We believe that the investments we are making in our sales, design and sales support teams increase our ability to expand and diversify our customer base, which we believe is essential to overcoming these challenges and the impact they have on our gross margins.

In addition to our investments to grow and diversify our business organically, we are beginning an active search process to identify potential acquisition targets that would be complementary to our existing business and allow us to further leverage our operating infrastructure.  We anticipate that this search process will be ongoing with the goal of identifying prospective target companies that, if acquired, would be accretive to our organic results.

We continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases through to customers. Our dedicated Asia-based sourcing agent has made meaningful progress in areas such as quality assurance and overall operational performance during Fiscal 2013, which has better positioned us to negotiate such cost increases with our customers. Our sourcing agent also made progress in expanding our supplier base during Fiscal 2013. However, we believe such expansion may not be sustainable during the fiscal year ending September 30, 2014 and anticipate that our supplier base may become more concentrated. As a result, our ability to effectively push back against such rising material costs may diminish.

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

Critical Accounting Policies and Estimates

We have identified the accounting policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The discussion below is not intended to be comprehensive. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment of a particular transaction. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion of the applications of these and other accounting policies, see “Item 8. Financial Statements and Supplementary Data” in this Annual Report. Our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts, short-term bonds, and certificates of deposit with original contractual maturities of three months or less, predominately in U.S. dollar denominated instruments. We may purchase these short-term bonds with anticipated maturity of 90 days or less at a premium or discount. We record these investments as cash and cash equivalents net of amortization of premium or discount. We minimize our credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. We hold cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed the Federal Deposit Insurance Corporation’s insured limits. At September 30, 2013 and 2012, this amount was approximately $6.5 million (which includes $1.4 million in a foreign bank) and $4.4 million, respectively. Historically, we have not experienced any losses due to such cash concentrations.

Marketable Securities

At September 30, 2013, we have investments in marketable securities that are classified as trading and are recorded at fair value with the corresponding unrealized holding gains or losses recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the consolidated balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. At September 30, 2012, we classified our investments in marketable securities as “available-for-sale”. Securities that are classified as available-for-sale are recorded at fair value with the corresponding unrealized holding gains and losses, net of taxes, recorded as a separate component of “Accumulated Other Comprehensive Loss” within shareholders’ equity. We classify our realized and unrealized gains and losses as non-operating income (expense) in our consolidated statements of operations and comprehensive loss. In addition, we classify the cash flows from the trading of these marketable securities as investing activities in our consolidated statements of cash flows.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. We perform periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends and perceived creditworthiness, and believe that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net ninety (90) days. We have not historically experienced significant credit or collection problems with our OEM customers or their contract manufacturers. At September 30, 2013 and 2012, no allowance for doubtful accounts relating to our continuing operations was deemed necessary.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in our consolidated statements of operations and comprehensive loss. As reserved inventory is disposed of, we charge off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. Our estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2013, no allowance for obsolete inventory relating to our continuing operations was deemed necessary. At September 30, 2012, the allowance for obsolete inventory of our continuing operations was approximately $99 thousand.

Income Taxes

We account for income taxes in accordance with GAAP, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of our net deferred tax assets.  See Note 9 to our Consolidated Financial Statements. Our policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in our consolidated statements of operations and comprehensive loss and include accrued interest and penalties within the “accrued liabilities” in our consolidated balance sheets, if applicable. For Fiscal 2013 and Fiscal 2012, no income tax related interest or penalties were assessed or recorded.

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

Warrants

In accordance with ASC 815-40, our warrants have been classified as a liability, at fair value, as a result of a related registration rights agreement that contains certain requirements for registering the underlying common shares, but have no provision for penalties upon the failure to register. The fair value of the warrants is determined using a Black-Scholes closed-form call option pricing model. At each balance sheet date the fair value of the warrant liability is marked-to-market each reporting period with the change in fair value reported in the Company's Consolidated Statements of Operations and Comprehensive Loss.

Preferred Stock Accretion

 The carrying amount of the convertible preferred stock is less than the redemption value. As a result of our determination that redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend.

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

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. We record our financial instruments that are accounted for under ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”) at fair value. The determination of fair value is based upon the fair value framework established by ASC 820. ASC 820 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 – valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable, thus, reflecting assumptions about the market participants.

Share-Based Payment Expense

We recognize share-based compensation in our consolidated statements of operations and comprehensive loss at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material changes to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, we have elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. See Note 8, Share-Based Compensation, in our Notes to our Consolidated Financial Statements. In addition, we recognize share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

RESULTS OF OPERATIONS FOR FISCAL 2013 COMPARED TO FISCAL 2012

Income (Loss) from Continuing Operations

Income from continuing operations was $5 thousand in Fiscal 2013 compared to a loss of $3.3 million in Fiscal 2012. The improvement is primarily due to increased gross profit on a higher sales base and reduced general and administrative expenses, which were offset, in part, by an increase in Other Expense, net, as reflected in the table below:

Main Components of Net Loss from Continuing Operations
	(thousands of dollars)
	Fiscal 2013	Fiscal 2012	Increase (Decrease)
Net sales.................................................................................	$30,911	$29,403	$1,508

Gross profit............................................................................	$6,377	$3,890	$2,487
Sales and marketing expenses............................................	(2,187)	(1,592)	595
General and administrative expenses................................	(3,484)	(5,562)	(2,078)
Other expense.......................................................................	(700)	(34)	666
Income taxes expense (benefit).........................................	--	(15)	(15)
Income (loss) from continuing operations......................	$5	$(3,313)	$(3,319)

Loss from continuing operations per basic and diluted share was $(0.07) and $(0.41) for Fiscal 2013 and 2012, respectively.

Net Sales

Net sales increased $1.5 million, or 5%, to $30.9 million in Fiscal 2013 from $29.4 million in Fiscal 2012 due to higher sales of Diabetic Products, which increased $2.6 million. The increase in sales of Diabetic products was offset, in part, by lower sales of Other Products, which decreased $1.0 million. The tables below set forth sales by channel, product line and geographic location of our customers for the periods indicated.

Net Sales for Fiscal 2013 (millions of dollars)
	APAC	Americas	Europe	Total
Diabetic products...........................	$8.7	$7.2	$8.4	$24.3
Other products................................	2.1	3.8	0.8	6.7
Total net sales.....................	$10.8	$11.0	$9.2	$30.9

Net Sales for Fiscal 2012 (millions of dollars)
	APAC	Americas	Europe	Total
Diabetic products...........................	$10.6	$5.0	$6.1	$21.7
Other products................................	1.0	5.6	1.1	7.7
Total net sales....................	$11.6	$10.6	$7.2	$29.4

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

Sales of Diabetic products increased $2.6 million to $24.3 million in Fiscal 2013 from $21.7 million in Fiscal 2012. This increase was primarily due to higher sales in respect of new and replacement programs with a long-standing, major Diabetic Products customer (Diabetic Customer C), as well as a larger sales contribution in Fiscal 2013 from a new major Diabetic Products customer (Diabetic Customer D), which had just begun to contribute in Fiscal 2012. To a lesser extent, higher sales in respect of new and replacement programs from a second long-standing, major Diabetic products customer (Diabetic Customer B), also contributed to the overall sales increase. These increases were offset, in part, by lower sales to our historically largest Diabetic Products customer (Diabetic Customer A).

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

	(millions of dollars)
	Fiscal 2013	Fiscal 2012	Increase (Decrease)
Diabetic Customer A...............................................	$7.6	$9.7	($2.1)
Diabetic Customer B...............................................	4.0	3.7	0.3
Diabetic Customer C...............................................	7.3	4.6	2.7
Diabetic Customer D...............................................	4.4	2.4	2.0
All other Diabetic Product Customers.................	1.0	1.3	(0.3)
Totals................................................................	$24.3	$21.7	$2.6

Sales of Diabetic Products represented 78% of our total net sales in Fiscal 2013 compared to 74% of our total net sales in Fiscal 2012.

Other Product Sales

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as bar code scanners, GPS devices, cellular phones, tablets and cameras), as well as a variety of other products (such as sporting and recreational products and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of Other Products decreased $1.0 million to $6.7 million in Fiscal 2013 from $7.7 million in Fiscal 2012. This decrease was primarily driven by lower sales to a long-standing cellular customer, which decreased $1.0 million in Fiscal 2013, as well as the loss of a firearms customer, a GPS customer, and a laptop customer in Fiscal 2013, which in the aggregate contributed $1.3 million of sales to our Other Products line in Fiscal 2012. A decrease in sales of $0.4 million in Fiscal 2013 from a tablet customer also contributed to the overall decrease in sales of Other Products. Lesser fluctuations in several other customer accounts between Fiscal 2013 and Fiscal 2012 were not individually material.

Sales of Other Products represented 22% of our net sales in Fiscal 2013 compared to 26% of our total net sales in Fiscal 2012.

Gross Profit

Gross profit increased $2.5 million, or 64%, to $6.4 million in Fiscal 2013 from $3.9 million in Fiscal 2012. As a percentage of sales, our gross profit improved to 21% in Fiscal 2013, compared to 13% in Fiscal 2012.

This improvement was driven primarily by cost savings realized in Fiscal 2013 from the restructuring of our Asia-based sourcing and quality assurance operations (refer to Note 12, “Buying Agency and Supply Agreement,” to our Consolidated Financial Statements), which were initiated in March 2012 and substantially completed as of September 30, 2012. Such sourcing and quality assurance costs represented 4% of our net sales in Fiscal 2013 compared to 8% of net sales in Fiscal 2012.

In addition, during Fiscal 2012, we experienced several quality issues with two of our major Diabetic Products customers. In our efforts to remediate these quality issues, we incurred significantly higher inspection, warehousing, handling and freight costs that, in the aggregate, negatively impacted our gross profit margin by approximately 3% in Fiscal 2012. We experienced no such quality issues during Fiscal 2013. As a result, during Fiscal 2013, our inspection, warehousing, handling and freight costs returned to levels consistent with those included in results reported prior to Fiscal 2012.

To a lesser extent, program shifts relative to several customers within the Other Products division also contributed to the improvement in our gross profit margin.

These improvements to our gross profit margin were offset, in part, by a decline in the overall gross profit margin of our Diabetic Products business, where our average sales prices to Diabetic Customer A and B, in respect of certain new and replacement programs for these customers, were significantly lower than the average sales prices of predecessor programs in Fiscal 2012. In addition, although our gross profit margin with Diabetic Customer D improved in Fiscal 2013 over Fiscal 2012, it continues to be significantly lower than the average gross profit margin produced by the remainder of our Diabetic Products business. During Fiscal 2013, the gross profit contributed by Diabetic Customer D, as a percentage of the total gross profit contributed by our Diabetic Products business, more than doubled, which had the effect of diluting our overall Diabetic Products gross margin.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.6 million, or 37%, to $2.2 million in Fiscal 2013 compared to $1.6 million in Fiscal 2012 due primarily to higher personnel costs. Personnel costs increased $0.5 million in Fiscal 2013 primarily as a result of expanding and restructuring our sales and sales support departments, including their respective compensation schemes. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

General and administrative expenses decreased $2.1 million, or 38%, to $3.5 million in Fiscal 2013 from $5.6 million in Fiscal 2012 due primarily to the following:

  $1.0 million decrease in professional fees (primarily consulting fees, expense reimbursements, and equity compensation) paid to our Chief Executive Officer prior to his appointment to such position while serving as a strategic consultant to the Company during Fiscal 2012, as well as lower legal fees.

  $0.8 million decrease in personnel costs resulting primarily from restructuring our finance and information technology departments, which included headcount reductions and salary decreases made in conjunction with the relocation of our corporate headquarters from California to Florida. These decreases were offset, in part, by higher accounting fees in Fiscal 2013.

Fluctuations in other components of “General and Administrative Expenses” that aggregated a net decrease of $0.3 million were individually not material.

Other Income (Expense)

Other income (expense), net, consisting primarily of realized and unrealized gains and losses on investments in marketable securities, was $(0.7) million in Fiscal 2013 compared to $(34) thousand of expense in Fiscal 2012. This fluctuation was due primarily to $3.9 million of realized and unrealized losses on investments in marketable securities, which were offset in part by realized and unrealized gains on investments in marketable securities of $3.1 million in Fiscal 2013. There was no such investing activity in marketable securities in Fiscal 2012.

RESULTS OF DISCONTINUED OPERATIONS FOR FISCAL 2013 COMPARED TO FISCAL 2012

On June 21, 2012, we determined to exit our global Retail business and focus solely on growing our OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net sales growth and cost rationalizations in the OEM business. We have substantially completed the exit of our Retail business and have not had, and do not expect to have, any continuing involvement in the Retail business after this date. Accordingly, the results of operations for the Retail division have been recorded as discontinued operations in the accompanying consolidated financial statements for the fiscal years presented.

Loss from Discontinued Operations

Loss from discontinued operations was $0.2 million in Fiscal 2013 compared to $6.3 million in Fiscal 2012. This improvement was due primarily to a change in gross profit (loss) of $2.1 million, combined with a $4.0 million decrease in operating expenses in Fiscal 2013. Loss from discontinued operations per basic and diluted share was $(0.03) and $(0.78) for Fiscal 2013 and Fiscal 2012, respectively.

Net Sales

Net sales from discontinued operations were $0.7 million in Fiscal 2013, which included a net contribution of $42 thousand from adjustments in sales returns, discounts, markdowns and co-op advertising programs.  In Fiscal 2012, net sales from discontinued operations were $2.2 million, which were net of sales returns, discounts, markdowns, and co-op advertising programs of $2.8 million.

Gross Profit (Loss)

Gross profit from discontinued operations of $0.2 million in Fiscal 2013 reflects the liquidation of our Retail inventory, whereby in certain cases the net realizable value of this inventory has exceeded its selling price in Fiscal 2013. Gross loss from discontinued operations was $1.9 million in Fiscal 2012.

Operating Expenses

Operating expenses of discontinued operations were $0.4 million in Fiscal 2013 compared to $4.4 million in Fiscal 2012. This decrease was due primarily to:

  lower personnel expenses, which decreased $2.7 million in Fiscal 2013;

  lower travel and entertainment expenses, which decreased $0.4 million in Fiscal 2013;

  lower royalty and commissions expenses, which decreased $0.2 million in Fiscal 2013;

  lower product development and design costs, which decreased $0.1 million in Fiscal 2013; and

  lower advertising, promotion, and sampling costs, which decreased $0.1 million in Fiscal 2013.

Lesser fluctuations in other components of operating expenses were not individually or in the aggregate material.

Other Expense

Other expense from discontinued operations was $7 thousand in Fiscal 2013 compared to $29 thousand of other expense from discontinued operations in Fiscal 2012, consisting of foreign currency losses in both periods.

Liquidity and Capital Resources

During Fiscal 2013, we generated $2.3 million of cash from operations, which is derived from a net loss of $0.2 million, adjusted by $1.3 million for non-cash items (primarily realized and unrealized losses on marketable securities and share based compensation), and net cash provided by working capital items of $1.2 million. As to working capital items, cash provided by operating activities consisted of decreases in accounts receivable, inventories, and prepaid expenses and other current assets of $2.9 million, $1.7 million, and $0.2 million, respectively. These changes were offset, in part, by cash used in operating activities, which consisted of decreases in accounts payable and accrued expenses and other current liabilities of $2.4 million and $1.1 million, respectively.

The decrease in accounts receivable is primarily due to: i) the timing and lower volume of sales recorded in the three-month period ended September 30, 2013 compared to the three-month period ended September 30, 2012; ii) our accounts receivable as of September 30, 2012 that related to our discontinued operations; and iii) an improvement in our cash collections cycle. The decrease in inventories is primarily due to: i) timing differences in inventory shipments enroute to and staged from our OEM customers’ distribution hubs and ii) liquidation of inventory related to our discontinued operations. The decrease in accounts payable is primarily due to the same factors that drove the decrease in inventories, in addition to lower average days payable outstanding in Fiscal 2013 resulting from changes in our payment terms with certain of our suppliers. The decrease in accrued expenses and other current liabilities is primarily due to payment of certain accrued expenses including professional fees incurred in connection with the settlement of the Targus lawsuit, and severances incurred in connection with our restructuring.

During Fiscal 2012, we used $10.8 million of cash in operations, which is derived from a net loss of $9.6 million, adjusted by $0.4 million for non-cash items and a net use in working capital items of $1.6 million. As to working capital items, cash used in operating activities consisted of increases in accounts receivable and inventories of $3.7 million and $2.7 million, respectively. These changes were offset, in part, by increases in accounts payable and accrued expenses and other current liabilities of $3.0 million and $1.3 million, respectively; and a decrease in prepaid expenses and other current assets of $0.4 million.

In Fiscal 2013, net cash used by investing activities was $1.4 million, which consisted of $88.6 million used for purchases of marketable equity securities, $87.3 million generated from sales of marketable equity securities, and $74 thousand used for purchases of property and equipment. In Fiscal 2012, net investing activities generated $0.5 million of cash, which consisted of $1.0 million in payments received on a loan made to a prospective strategic partner and $72 thousand used for purchases of property and equipment, net of $0.4 million used for purchases of marketable equity securities.

    In Fiscal 2013, net financing activities generated $1.2 million from the issuance of 6% senior convertible preferred stock and warrants, net of $15 thousand used to pay dividends on such senior convertible preferred stock (see Note 7 to our Notes to Consolidated Financial Statements – “Shareholders Equity”). We raised these funds for general corporate purposes, including working capital and in connection with potential acquisition targets that would be complementary to our existing business and allow us to further leverage our operating infrastructure, if any are identified and acquired. There were no financing activities in Fiscal 2012.

At September 30, 2013, our current ratio (current assets divided by current liabilities) was 3.1; our quick ratio (current assets less inventories divided by current liabilities) was 2.6; and our working capital (current assets less current liabilities) was $10.0 million.  As of such date, we had no short or long-term debt outstanding.

Our primary sources of liquidity are our cash and cash equivalents and marketable securities on hand. The primary demands on our working capital currently are: i) operating losses, should they occur, and ii) accounts payable arising in the ordinary course of business, the most significant of which arise when we order products from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.  We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements. We have substantially completed our exit of our Retail business, and have not had, and do not expect to have, any continuing involvement in the Retail business after this date.

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

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.         CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report (the fourth quarter of the Fiscal year ended September 30, 2013). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the matters described below, as of the end of the period covered by this Report (the fourth quarter of the Fiscal year ended September, 30, 2013), to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Our Principal Executive Officer and our Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Convertible Preferred Stock and Warrants

Based on this assessment, our Principal Executive Officer and our Principal Financial Officer believe that, as of September 30, 2013, Forward did not maintain effective controls over the accounting and financial disclosures for its sale of Convertible Preferred Stock and Warrants (together, the “Securities”) to accredited investors through a private placement. Specifically, controls were not designed effectively to provide reasonable assurance that the purchase price of the Securities was allocated properly between the Convertible Preferred Stock and Warrants. The material weakness resulted in an error in the accounting and financial disclosure of the carrying value of the Convertible Preferred Stock and Warrants, as well as the embedded beneficial conversion features that resulted in a correction of Forward’s consolidated financial statements for the quarter ended June 30, 2013. Additionally, this material weakness could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

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

Because of these material weaknesses, management concluded that Forward did not maintain effective internal control over financial reporting as of September 30, 2013 based on criteria in Internal Control - Integrated Framework (1992) issued by the COSO.

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

Convertible Preferred Stock and Warrants

In the first quarter of our fiscal year ended September 30, 2014, we implemented additional controls related to the process for evaluating the impact of complex non-routine financing transactions, such as engaging outside experts to assist in determining the proper valuation and accounting treatment for securities through private placements.  In addition, we restated our financial statements for the three- and nine-month periods ended June 30, 2013 to correct the error related to the material weakness.

Although the Company concluded that there was a material weakness regarding the valuation, accounting, and financial disclosure of the Securities, at September 30, 2013, Forward believes these steps have strengthened its controls over financial reporting and addressed the material weakness. Forward will test and evaluate these controls as part of Forward’s assessment of internal controls over financial reporting for its fiscal year ending September 30, 2014.

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

Changes in Internal Control

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the last Fiscal quarter of the Fiscal year ended September 30, 2013.  Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that no change occurred in the Company’s internal control over financial reporting during the last Fiscal quarter of the Fiscal year ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The material weakness associated with the financial reporting relating to the proper valuation and accounting treatment for the Company’s Securities discussed above was subsequently identified and resulted in remediation activities subsequent to September 30, 2013.

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

Name	Age	Principal Occupation
Frank LaGrange (Grange) Johnson	46

Director and Chairman of the Board since August 2010.  Mr. Johnson founded LaGrange Capital Partners, L.P. (“LaGrange”) in May 2000.  Mr. Johnson’s distinguished career in the financial and consulting industries brings significant financial and operational leadership experience to the Board.  Messrs. Grange Johnson and Brett Johnson, the Company’s former Co-President and Chief Executive Officer, are brothers.

Owen P.J. King	49

Director since August 2010.  Mr. King has been the President and CEO of Stonehurst Management LLC, a New York-based registered investment adviser, since December 2002.  Mr. King brings significant business management, financial, and operational skills and experience to the Board.

John F. Chiste	57

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

Timothy Gordon	39

Director since April 2012. Mr. Gordon is a co-founding partner of Arditi Gordon Management LLC (AGM), a real estate investment firm, and has worked there since 2009. AGM invests in real estate recapitalizations and development opportunities, primarily in New York City and Miami. Prior to launching AGM, Mr. Gordon served as a partner of LaGrange from 2003 to 2008, a special situations hedge fund. Mr. Gordon began his career at the Blackstone Group in the restructuring area. Following Blackstone, Mr. Gordon worked in private equity at Palladium Equity Partners. Mr. Gordon brings significant financial experience to the Board.

Howard Morgan	53

Director since February 2012.  Mr. Morgan has been the Managing Director of The Justwise Group Limited (“Justwise”) since 1997, having previously been employed by Justwise in various senior executive roles since 1989. Justwise specializes in the procurement of consumer durable products from Asia and are established suppliers to a list of major UK multi-channel retailers, offering sourcing solutions and comprehensive R&D covering the home furniture sector.  In March 2013 Mr. Morgan was appointed as a Director of Eurofresh, a wholesale distribution company of fresh produce.  Mr. Morgan brings significant business management and operational skills and experience to the Board.

Terence (Terry) Wise	66

Director since February 2012.  Mr. Wise is the Chairman of The Justwise Group Limited, which he founded in 1977. In addition to his business management skills, Mr. Wise brings extensive experience in Asian markets to the Board.  Mr. Wise also serves as a principal of Forward China.

Robert Garrett, Jr.	47

Director since March 2012.  Mr. Garrett has been the sole Chief Executive Officer since August 31, 2012 and served as Co-Chief Executive Officer from March 2012 through August 30, 2012. Mr. Garrett served as a consultant to Forward from October 2011 to February 2012 and as a director from February 2012 to April 2012. Prior to joining the Company, Mr. Garrett was the president of Arcadia Aviation, which he founded in 2005 to acquire aviation service businesses catering to the corporate jet marketplace at underdeveloped airports in close proximity to the nation’s top metropolitan areas. Previously, Mr. Garrett managed the operational turnaround of a consumer products company on behalf of Union Capital Corporation, a New York private equity firm. Before Union Capital, Mr. Garrett worked for Sony Corporation where he was the senior financial executive of a joint venture between Sony Corporation of America and Sony Pictures. Mr. Garrett serves on the Board of Directors of the YMCA of Greater New York and the Interfaith Center of New York.

The Board has an Audit Committee, Compensation Committee and Nominating and Governance Committee.  Current committee membership is shown in the table below:

Current Directors:	Audit Committee	Compensation Committee	Nominating and Governance Committee
Grange Johnson
John F. Chiste	X (Chairman)	X	X
Owen P.J. King	X	X	X (Chairman)
Timothy Gordon	X	X (Chairman)	X
Howard Morgan
Terry Wise
Robert Garrett, Jr.

Business Background and Qualifications of Executive Officers

The following table sets forth certain information with respect to each person who is currently an executive officer of Forward, and is based on our records and information furnished to us by such persons.

Name	Age	Position with Forward	Held Office Since
Robert Garrett, Jr.	47	Chief Executive Officer	2012
James O. McKenna III	40	Chief Financial Officer, Treasurer and Assistant Secretary	2008

ROBERT GARRETT, JR., please see “—Directors and Officers of the Company” above, for biographical information for Mr. Garrett.

JAMES O. MCKENNA III has served as Chief Financial Officer, Treasurer, and Assistant Secretary since January 2008.  Prior to that time he served as the Company’s Controller since December 2003.  Prior to joining Forward, Mr. McKenna was employed as Assistant Controller with Medallist Developments Inc., a real estate development company, from January 2002 to December 2003.  Mr. McKenna was employed as an auditor with Ernst & Young LLP from September 1996 to December 2001 and is a Certified Public Accountant.

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and executive officers and persons who beneficially own more than ten percent of each class of our equity securities that is registered under the Exchange Act are required to file the following reports with the Commission:  Form 3 initial reports of ownership and status as an officer or director; Form 4 reports of changes in ownership of our common stock and other equity securities of the Company; and Form 5 reports with respect to any fiscal year in which other reports may not have been filed.  To our knowledge, based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to us during Fiscal 2013, and Form 5 reports and amendments thereto furnished to us with respect to that fiscal year, and based on written representations that no Form 5 or other reports were required with respect to Fiscal 2013, all Section 16(a) filing requirements applicable to our officers and directors and beneficial owners of more than ten percent of our common stock were complied with on a timely basis.

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

Grange Johnson has served as non-executive Chairman of the Board since August 2010.  Robert Garrett, Jr., a director since March 2012, has served as Chief Executive Officer since August 31, 2012, and as Co-Chief Executive Officer with Brett M. Johnson until the end of Mr. Brett Johnson’s employment with the Company on August 31, 2012. We believe that it remains in the best interest of the Company to continue to separate the roles of Chairman of the Board and Chief Executive Officer. This arrangement has allowed our Chairman to lead the Board, while our Chief Executive Officer focuses primarily on managing the daily operations of the Company. The separation of duties provides strong leadership for the Board while allowing the Chief Executive Officer to be the leader of the Company for customers, employees and operations. We do not have a Lead Independent Director. Rather, the Audit, Compensation, and Nominating and Governance Committees are each comprised solely of independent directors, and they provide strong independent leadership that influences the governance of the Company.

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

Audit Committee

The Company has a separately standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act.  Our Audit Committee is governed by a written Charter approved by the Board.  A copy of the Charter, as amended, is available for viewing at our web site at: http://www.forwardindustries.com/corporate_governance.php.  The members of the Audit Committee are Messrs. Chiste, King and Gordon.  Each of Messrs. Chiste, King and Gordon is an independent director.  The Audit Committee held four meetings during the fiscal year ended September 30, 2013.

Audit Committee Financial Expert.  The Board has determined that Mr. Chiste, who is currently a member and the chairman of the Audit Committee of the Board, is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain summary information for the fiscal years ended September 30, 2013 and 2012, showing all compensation paid or earned for services rendered in all capacities for those years of service by (i) each person who served as our principal executive officer at any time during those periods, and (ii) our Chief Financial Officer, who was the only other executive officer whose total compensation exceeded $100,000 during such periods.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Robert Garrett, Jr. (1) Chief Executive Officer	2013 2012	250,000 145,833	100,000 (1) 38,334	145,000	30,000 298,330 (3)	9,240 155,390 (3)	534,240 637,887
James O. McKenna III Chief Financial Officer	2013 2012	211,250 225,000	86,000 (2) 86,228 (2)	121,800 --	-- --	29,568 101,528	448,618 412,756

(1)

Mr. Robert Garrett, Jr., a director since March 2012, has been the sole Chief Executive Officer of the Company since August 31, 2012 and served as Co-Chief Executive Officer from March 2012 through August 30, 2012. Mr. Garrett was not a principal executive officer prior to March 2012. On December 11, 2013, the Compensation Committee approved a total bonus payment to Mr. Garrett of $100,000 attributable to services performed in Fiscal 2013.

(2)

The Fiscal 2012 bonus amount represents the portion of Mr. McKenna’s bonus attributable to services performed in Fiscal 2012 in connection with the relocation of the Company’s corporate offices from California to Florida.  The remainder of the payment of $172,456 pursuant to Mr. McKenna’s employment agreement, as amended, will be applied against future bonuses earned by Mr. McKenna through September 2014.  On December 11, 2013, Mr. McKenna was awarded a total bonus of $86,000 attributable to services performed in Fiscal 2013.  Half of Mr. McKenna’s bonus represents a cash payout and the other half ($43,000) represents a reduction of the aforementioned portion of Mr. McKenna’s bonus prepaid in Fiscal 2012. Please see “—Employment Agreements – Employment Agreement with James O. McKenna, Chief Financial Officer (2008 to present)” below for additional information.

(3)

Mr. Garrett served as a consultant to the Company pursuant to a consulting agreement as of October 1, 2011 (the “Consulting Agreement”).  Under the Consulting Agreement, Mr. Garrett was awarded options to purchase up to 160,000 shares of common stock at an exercise price of $2.05, the closing fair market value on November 3, 2011, the grant date. Such options have a three year term and vest in six equal installments beginning November 15, 2011 and then on the last day of each month commencing November 30, 2011 through March 31, 2012, subject to RGJR Capital Partners LLC’s and Mr. Garrett’s continued involvement with the Company.  Under the Consulting Agreement, the Company paid RGJR a monthly fee of $30,000. The Consulting Agreement terminated effected February 29, 2012. In addition, Mr. Garrett was awarded options to purchase (i) 100,000 shares of common stock of the Company at an exercise price of $3, and (ii) 40,000 shares of common stock at an exercise price of $3.77, following his appointment as Chief Executive Officer of the Company. The determination of grant-date fair value is estimated using the Black-Scholes option-pricing model.

(4)

The amount shown under “Stock Awards” and “Options Awards” represents the aggregate grant date fair value of the awards in each year shown in the Table computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.  See Note 7 to our Consolidated Financial Statements for a description of the assumptions used in valuing awards of stock options and restricted stock grants.

(5)	The following table sets forth the components of “All Other Compensation” except as otherwise noted.
31

ALL OTHER COMPENSATION
Name	Fiscal Year	Auto ($)	Company Contributions to Retirement & 401(K) Plans ($)	Housing Allowance ($)	Other ($)	Total ($)
Robert Garrett, Jr.	2013 2012	9,240 5,390	-- --	-- --	-- 150,000 (1)	9,240 155,390
James O. McKenna III	2013 2012	7,068 3,653	-- 7,875	22,500 90,000	-- --	29,568 101,528

(1)

Represents amounts paid to Mr. Garrett pursuant to the Consulting Agreement prior to his appointment as Co-Chief Executive Officer As of December 1, 2013, the Compensation Committee has not awarded any non-equity incentive compensation to any of the Named Executive Officers for Fiscal 2013 (excluding the signing bonus of $9,167 paid to Mr. Garrett) or Fiscal 2012.

All items of “All Other Compensation” in the table in note (5) above for Mr. McKenna were paid in accordance with the terms of the McKenna Employment Agreement (as defined below), with the exception of $15,000 of the Housing Allowance in 2013, which was incurred in connection with a housing deposit..

Employment Agreements

Employment Agreement with Robert Garrett, Jr., Chief Executive Officer (August 31, 2012 – present) and former Co-Chief Executive Officer (March 2012 through August 30, 2012)

Pursuant an employment agreement, effective as of March 1, 2012 (the “Garrett Employment Agreement”), between the Company and Robert Garrett, Jr., Mr. Garrett is employed as the Chief Executive Officer of the Company. The Garrett Employment Agreement provides for an annual salary of $250,000. In executing his employment agreement, Mr. Garrett received a signing bonus of $9,167. During Mr. Garrett’s first year of employment he received a bonus of not less than $50,000 cash, paid in four quarterly equal installments.  During each year of his employment, Mr. Garrett is eligible to receive an annual bonus at the discretion of the Compensation Committee in a combination of cash or equity based compensation.

In connection with Mr. Garrett’s appointment as Chief Executive Officer, Mr. Garrett was granted options to purchase 140,000 shares of common stock pursuant to the Company’s 2011 Long Term Incentive Plan. The grant date of this award is April 4, 2012 and the exercise price is $3.00 per share for the first 100,000 options, and $3.77 per share for the second 40,000 options. The vesting schedule is as follows: (i) 66,666 of the options shall vest on first anniversary of the grant date; (ii) 66,666 of the options shall vest on second anniversary of the grant date; and (iii) the remainder shall vest on the third anniversary of the grant date. In addition, pursuant to Mr. Garrett’s employment agreement, he was granted options to purchase an additional 60,000 shares of common stock, on October 1, 2012, with an exercise price equal to $3.77 per share, for the first 10,000 options, and $5.31 per share for the second 50,000 options. The additional 60,000 options become exercisable on April 3, 2015 and shall vest on the third anniversary of the grant date.

In November 2011, pursuant to the Consulting Agreement, Mr. Garrett was awarded options to purchase 160,000 shares of common stock. In November 2012, the Compensation Committee determined to award Mr. Garrett 125,000 restricted stock units (“RSUs”) that vest over three years from November 8, 2012. Mr. Garret’s November 2012 grant of 125,000 RSUs vested as to one-third of the grant in November 2013. Approximately 17,175 shares of common stock underlying these RSUs were withheld to pay taxes related to the vested RSUs.

In addition, on December 11, 2013, the Compensation Committee (i) approved a total bonus payment to Mr. Garrett in the amount of $100,000 attributable to services performed in Fiscal 2013, consisting of a performance target-based bonus in the amount of $75,000 and an additional discretionary bonus of $25,000; (ii) increased Mr. Garrett’s base salary from $250,000 to $300,000, effective as of March 1, 2014; and (iii) awarded Mr. Garrett options to purchase 25,000 shares of common stock.

Employment Agreement with James O. McKenna III, Chief Financial Officer (2008 to present)

Mr. McKenna served as the Company’s Chief Financial Officer, Treasurer and Assistant Secretary pursuant to an Amended Employment Agreement, dated as of April 1, 2011, between the Company and Mr. McKenna, pursuant to which Mr. McKenna was entitled to an annual base salary of $225,000 during Fiscal 2012. On November 8, 2012, Mr. McKenna’s Employment Agreement was further amended (the “Amendment,” and together with the Amended Employment Agreement, the “McKenna Employment Agreement”) in connection with his relocation from California to Florida at the Company’s request pursuant to the move of the Company’s executive offices to West Palm Beach, Florida from Santa Monica, California. Among other things, the Amendment reduced his base salary to $210,000 per annum from $225,000 per annum, eliminated his housing allowance of $90,000 per annum (paid pursuant to the McKenna Employment Agreement), and provided for a bonus payment in the amount of $172,456, less applicable withholdings and deductions, all subject to the provisions provided in the Amendment. $86,228 of such bonus payment is attributed as a bonus to Mr. McKenna in Fiscal 2012, with the remainder to be attributed to future periods. Up to one half of such $172,456 bonus payment may be applied to reduce future bonuses due to Mr. McKenna, if any, on or prior to September 2014, pursuant to the terms and provisions of the Amendment. Of this amount, $43,000 was applied towards Mr. McKenna’s Fiscal 2013 bonus. See below. The term of the McKenna Employment Agreement expires on December 31, 2013, with automatic renewal for successive terms of one year each. Pursuant to the McKenna Employment Agreement, Mr. McKenna is entitled to a payment equal to one year of his salary as severance in the event of his termination “without cause” and termination for “good reason” (as such terms are defined in the McKenna Employment Agreement).

In November 2012 the Compensation Committee determined to award Mr. McKenna 7,500 options to purchase common stock pursuant to the 2007 Plan.  The grant price was the closing price of the common stock on the grant date, or $3.36 per share.  This award becomes exercisable in equal amounts over five years commencing on the first anniversary of the grant date.  In March 2011 the Compensation Committee also determined to award Mr. McKenna 100,000 options to purchase common stock pursuant to the 2011 Plan.  The grant price was the closing price of common stock on the grant date, or $3.73 per share.  This award reflected the Committee’s belief that the award of equity-based compensation serves as a significant incentive to a high level of performance as well as a retention incentive.  These options reflect the Committee’s assessment of the anticipated contributions by Mr. McKenna.  This award becomes exercisable on the following dates: (i) 50,000 on March 8, 2014, (ii) 25,000 on March 8, 2015, and (iii) 25,000 on March 8, 2016. In November 2012, the Compensation Committee determined to award Mr. McKenna 105,000 RSUs that vest over three years from November 8, 2012. Mr. McKenna’s November 2012 grant of 105,000 RSUs vested as to one-third of the grant in November 2013. Approximately 9,472 shares of common stock underlying these RSUs were withheld to pay taxes related to the vested RSUs.

In addition, on December 11, 2013, the Compensation Committee approved a total bonus payment to Mr. McKenna in the amount of $86,000 attributable to services performed in Fiscal 2013, consisting of a performance target-based bonus in the amount of $63,000 and an additional discretionary bonus of $23,000. Half of Mr. McKenna’s bonus payment represents a cash payout and the other half ($43,000) represents a reduction of a portion of Mr. McKenna’s bonus prepaid in Fiscal 2012.  See “Item 11. Executive Compensation – Summary Compensation Table” above.  The Compensation Committee also awarded Mr. McKenna options to purchase 7,500 shares of common stock.

See “—Potential Payments upon Termination or Change in Control” below for further discussion on termination, retirement and change-in-control provisions of the employment agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the amount and value of equity-based awards granted to the Named Executive Officers that were outstanding at the end of Fiscal 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robert Garrett, Jr.	160,000	--	2.05	11/3/2014	125,000	233,750
	66,666	33,334	3.00	4/4/2022
	33,332	40,000	3.77	4/4/2022
	--	60,000	1.17	9/30/2022
James O. McKenna III	7,500	--	2.02	12/10/2019	105,000	196,350
	3,000	4,500	3.36	12/21/2020
	--	100,000	3.73	3/08/2021

Pension Benefits

The Company maintained no pension plans or other long-term incentive plans or arrangements available to any employees during Fiscal 2013.

Nonqualified Deferred Compensation

We maintained no nonqualified defined contribution or deferred compensation plans or arrangements during Fiscal 2013.

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

Under the McKenna Employment Agreement, as amended, Mr. McKenna is entitled to a payment equal to one year of his salary as severance in the event of his termination “without cause” and termination for “good reason” (as such terms are defined in the McKenna Employment Agreement).  The Company’s election to give notice of non-renewal in connection with the end of the term is considered to be termination without cause.

The table below sets forth information concerning the potential payments upon termination of employment for each Named Executive Officer to whom the Company has a post-employment compensation obligation.  Information is provided as if the termination, death, disability, or change in control had occurred as of September 30, 2013.  As of December 1, 2013, the Compensation Committee has not awarded to any Named Executive Officer any non-equity incentive compensation (bonus) for Fiscal 2013.

POTENTIAL PAYMENTS UPON TERMINATION
Name	Termination For Cause (1)	Termination without Cause or by Executive for Good Reason	Termination upon disability or death (1)
Robert Garrett, Jr.	--	(2)	--
James O. McKenna III	--	210,000	--

(1)

The amounts owed under these circumstances would be limited to accrued salary and benefits payable at the time such termination occurred.  Had the executive qualified to earn bonus during the fiscal year, the executive would have been entitled to his pro rata share of bonus at termination (no bonus is earned during any period the executive is determined to be disabled).

(2)

Mr. Garrett would be entitled to payments depending on the time remaining under the terms of the Garrett Employment Agreement, and the method of termination, in addition to other benefits payable at the time of termination.

Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each director who served on the Board during Fiscal 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Current Directors
Grange Johnson	70,500	--	70,500
John Chiste	34,000	--	34,000
Owen P.J. King	34,000	--	34,000
Timothy Gordon	34,000	--	34,000
Howard Morgan	28,000	--	28,000
Terry Wise	30,500	--	30,500
Robert Garrett, Jr.	--	--	--

(1)

The dollar values under “Option Awards” represent the aggregate grant date fair value of the award to the Company computed in accordance with FASB ASC Topic 718.  See Note 7 to our Consolidated Financial Statements for a description of the assumptions used in valuing awards of stock options.

Our program for compensation of non-employee directors provides for each non-employee director to receive an annual retainer of $20,000, payable in quarterly increments of $5,000, and for the chairman of each committee to receive an additional $2,000 retainer per committee chair.  In addition, each non-employee director receives $2,000 for each board meeting attended (except those held via conference call, which are $500 per conference call) and $1,000 for each committee meeting attended (unless attended in conjunction with a board meeting, in which case no additional fee is paid) and is entitled to reimbursement for actual and reasonable travel expenses incurred for attendance at such meetings.  Effective as of January 1, 2012, our policy was revised to provide for the non-executive Chairman of the Board to receive an aggregate annual retainer of $60,000, payable in quarterly increments of $15,000.  On December 11, 2013, each non-employee director was granted 15,000 shares of restricted common stock that vest in one year.  Executive officers who also serve on the Board receive no director’s compensation for such service.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

Long-term equity based compensation is accomplished under the Forward Industries 2007 Equity Incentive Plan, as amended (the “2007 Plan”), adopted by the Company and by its shareholders in May 2007 and amended February 2009, and the 2011 Plan, adopted by the Company and by its shareholders in March 2011.  Under the 2007 Plan, as of September 30, 2012, 800,000 shares of common stock were authorized for grants of awards of stock options and restricted stock, of which 100,991 shares remain available for grant.  Under the 2011 Plan, as of September 30, 2012, 850,000 shares of common stock were authorized for grants of awards of stock options and restricted stock, of which 65,500 shares remain available for grant.  There are options to purchase 30,000 shares of common stock outstanding under the 1996 Stock Incentive Plan.

Information relating to securities authorized for issuance under equity compensation plans as of September 30, 2013, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding shares reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	897,000	$2.98	166,491
Equity compensation plans not approved by security holders	--	--	--
Total	897,000	$2.98	166,491

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information, as of December 2, 2013, with respect to the beneficial ownership of our common stock by (i) each director, (ii) each shareholder who, based on publicly available records, is known by the Company to own beneficially more than five percent (5%) of the Company’s common stock and (iii) all our current directors and executive officers, as a group (nine persons).  Unless otherwise stated, the address of each person in the table below is c/o Forward Industries, Inc., 477 Rosemary Ave., West Palm Beach, FL 33401.

Identity of Beneficial Owner	Beneficial Ownership	Percent of Class(a)
Directors and Executive Officers:
Robert Garrett, Jr. (b)	351,666	4.2%
James O. McKenna III (c)	129,425	1.6%
Grange Johnson (d) (e) (f)	639,368	7.8%
Owen P.J. King (d)	30,000	*
John F. Chiste (d)	30,000	*
Timothy Gordon (g) (h) (i)	60,259	*
Howard Morgan (i)	10,000	*
Terry Wise (i) (j)	1,593,541	19.6%
5% or Greater Shareholders:
LaGrange Capital Partners, L.P. (f)	527,848	6.5%
Jenny P. Yu (k)	444,217	5.5%
BlackRock, Inc. (l)	420,476	5.2%

All directors and executive officers as a group (8 persons) (m)	2,844,259	33.6%

*Less than 1 percent

(a)	As of December 2, 2013, there were 8,112,685 shares of common stock outstanding.
(b)

Includes (i)160,000 shares of common stock subject to options exercisable as of December 2, 2013, (ii) 66,666 shares of common stock subject to options exercisable within 60 days of December 2, 2013, and (iii) 125,000 of RSUs that vest over three years from November 8, 2012.

(c)

Includes (i) 1,425 shares of common stock held by Mr. McKenna’s spouse, as separate property, (ii) 7,000 shares of restricted common stock previously granted under Forward's equity plans, (iii) 10,500 shares of common stock subject to options exercisable within 60 days of December 2, 2013, and (iii) 105,000 shares of RSUs that vest over three years from November 8, 2012.

(d)	Includes 30,000 shares of common stock subject to options exercisable within 60 days of December 2, 2013.
(e)	Includes 81,520 shares of common stock issuable upon the conversion of 76,335 shares of Convertible Preferred Stock owned by Mr. Johnson.
(f)

Derived from an amendment to Schedule 13D, filed with the SEC on October 26, 2012. Mr. Johnson is a member of a Section 13(d) group that beneficially owns approximately 6.5% of the Company’s outstanding shares of common stock. Mr. Johnson jointly files Forms 4 with LaGrange, LaGrange Capital Partners Offshore Fund, Ltd., LaGrange Special Situations Yield Master Fund, Ltd., LaGrange Capital Management, L.L.C. and LaGrange Capital Administration, L.L.C with respect to the Company’s shares.  As a member of the Section 13(d) group and in light of his relationships with such other entities, Mr. Johnson may be deemed to beneficially own 527,848 shares of the Company beneficially owned in the aggregate by such other entities. Mr. Johnson disclaims beneficial ownership of all such securities of the Company except to the extent of his or its pecuniary interest therein.

(g)	Includes 40,759 shares of common stock issuable upon the conversion of 38,167 shares of Convertible Preferred Stock owned by Mr. Gordon.
(h)	Includes 3,000 shares of common stock held in trust for Mr. Gordon’s minor children.
(i)	Includes 10,000 shares of common stock subject to options exercisable within 60 days of December 2, 2013.
37

(j)	Derived from an amendment to Schedule 13D, filed with the SEC on March 18, 2013. The address of Mr. Wise is Brambledown, 8 Valley Way, Gerrards Cross, Buckinghamshire SL9 7PN, United Kingdom.
(k)	Derived from an amended to Schedule 13D filed with the SEC on May 2, 2013. The address of Ms. Yu is 9255 Doheny Road Apt. 2905, West Hollywood, CA 90069.
(l)	Derived from an amendment to Schedule 13G/A filed with the SEC on September 10, 2013. The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.
(m)

Includes 357,166 shares of common stock subject to options that are either currently exercisable or that are expected to be exercisable within 60 days of December 2, 2013 and 122,279 shares of common stock issuable upon the conversion of 114,502 shares of Convertible Preferred Stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

See “Executive Compensation” for information relating to compensation arrangements between the Company and its executive officers and between the Company and its non-employee directors.

On April 2, 2012, the Board appointed Mr. Brett Johnson as the Company’s Co-Chief Executive Officer.  Brett Johnson is the brother of Grange Johnson, the Chairman of the Board.  Forward and Mr. Johnson opted not to renew Mr. Johnson’s employment contract and his employment with the Company ended on August 31, 2012. In addition, Mr. Johnson entered into an agreement and release with the Company on August 29, 2012, which provides, among other things, that Mr. Johnson is entitled to receive his current annual salary of $250,000 through August 1, 2013, less applicable withholdings and deductions, in accordance with the Company’s standard payroll procedures.

On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward China (f/k/a Seaton Global Corporation), a British Virgin Islands corporation, dated as of March 7, 2012.  The Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the APAC region.  The Company purchases products at Forward China’s cost and pays a service fee on the net purchase price.  The Agreement terminates on March 11, 2014, subject to renewal.  Terence Wise, a director of the Company, is a principal of Forward China.  From the entry into the Agreement through September 30, 2012, and for the fiscal year ended September 30, 2013, the Company recorded Forward China service fees of approximately $691,000, and $1,292,000, respectively.

On April 16, 2013, the Company entered into an Investment Management Agreement (the “Investment Agreement”) with LaGrange Capital Administration, L.L.C. (“LCA”), pursuant to which the Company retained LCA to manage certain investment accounts funded by the Company (collectively, the “Account”).  Frank LaGrange Johnson, the Company’s Chairman of the Board, serves as the Managing Member of LCA.

Pursuant to the Investment Agreement, LCA is authorized, subject to supervision of the Investment Committee of the Board and the terms and conditions of the Investment Agreement, to take all actions and make all decisions regarding the investment and reinvestment of the assets of the Account utilizing the Investment Agreement’s investment strategy.  As compensation for its services, LCA is entitled to advisory fees, comprised of an asset-based fee and a performance fee, as provided in the Investment Agreement.  The asset-based fee equals 1% per annum of the average Account Net Asset Value (“Account NAV”).  The performance fee equals 20% of the increase (if any) in the Account NAV over an annual period. No performance fee is payable for any annual period in which the Account NAV at the end of such annual period is below the highest Account NAV at the end of any previous annual period. In addition to such advisory fees, the Company has agreed to reimburse LCA for certain investment and operational expenses.  Under the Investment Agreement, the Company or its designees may make cash withdrawals from the Account on March 31, June 30, September 30 or December 31 of each year upon 45 days’ prior written notice to LCA; provided, that, in the event of a breach of certain terms of the Investment Agreement, the Company may make a complete cash withdrawal from the Account immediately without LCA’s consent. During Fiscal 2013, the Company recognized approximately $13,000 of expense in continuing operations in its consolidated statements of operations and comprehensive loss related to asset based advisory fees. The Company has not recorded any expense related to performance based advisory fees during Fiscal 2013.

The Investment Agreement is effective as of February 1, 2013 and will continue until the second anniversary of the effective date.  Thereafter, the term of the Investment Agreement will automatically renew for additional one year terms unless terminated in accordance with the terms of the Agreement or if a party provides notice to the other party no less than 60 days prior to the end of a term of its decision to terminate the Investment Agreement at the end of the then current term.

On June 28, 2013, the Company completed the sale of (i) 381,644 shares of Convertible Preferred Stock and (ii) warrants to purchase a total of 381,644 shares of common stock to accredited investors in a private placement (the “Private Placement”) pursuant to the terms of securities purchase agreements, dated June 28, 2013, by and between the Company and each investor.  Each of Frank L. Johnson and Timothy Gordon participated as investors in the initial closing of the Private Placement for an aggregate of approximately $150,000 and $75,000, respectively.

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

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee pre-approved all audit and non-audit services involving CohnReznick LLP (formerly J.H. Cohn, “CohnReznick”), the Company’s independent auditors for Fiscal 2013.  The Audit Committee must pre-approve all audit and non-audit services involving CohnReznick, the Company’s independent auditors for the fiscal year ending September 30, 2014.  Unless an audit or non-audit type of service to be provided to the Company by our independent registered public accounting firm has received general pre-approval from the Audit Committee, it requires specific pre-approval by the Audit Committee.  In addition to review and audit work necessary for the Company to file required reports under the Exchange Act (i.e., quarterly reports on Form 10-Q and annual reports on Form 10-K), the Company’s independent auditors may perform non-audit services other than those prohibited by the Sarbanes-Oxley Act of 2002, provided that they are pre-approved by the Audit Committee.  Non-audit services that our independent accountants may not provide include:  bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinions or contribution-in-kind reports; actuarial services; internal audit outsourcing services; and legal services and expert services unrelated to the audit.

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

The following table sets forth the aggregate fees for professional services billed to us by CohnReznick for professional services rendered during Fiscal 2013 and Fiscal 2012.

Fiscal Year Ended September 30,
	2013	2012
Audit Fees (1)	$ 181,500	$ 181,322
Audit-related Fees (2)	--	--
Tax Fees (3)	--	--
Other Fees (4)	--	--
	$ 181,500	$ 181,322

(1)

Includes fees billed by CohnReznick for audit of our audited consolidated financial statements for the fiscal years ended September 30, 2013 and 2012, and for reviews performed by CohnReznick with respect to our unaudited, quarterly consolidated financial statements published during such periods included in Form 10-Q, including services in connection with statutory and regulatory filings, such as the issuance of consent letters.

(2)

Includes the aggregate fees billed for the fiscal years ended September 30, 2013 and 2012, for assurance and related services by CohnReznick that are reasonably related to the performance of the audit or review of Forward’s financial statements and not reported under Audit Fees.  The Company incurred no such cost in either period.

(3)

Includes the aggregate fees billed for the fiscal years ended September 30, 2013 and 2012, for tax compliance and tax advice including preparation and filing of the Company’s U.S. Federal and state income tax returns by CohnReznick.  The Company incurred no such cost in either period.

(4)

Includes the aggregate fees billed for the fiscal years ended September 30, 2013 and 2012, by CohnReznick and not included in the other categories included in the table.  The Company incurred no such cost in either period.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.	Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
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

3(iv)

Certificate of Amendment of the Certificate of Incorporation of Forward Industries, Inc., as filed with the Department of State of the State of New York on April 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 26, 2013).

3(v)

Certificate of Amendment of the Certificate of Incorporation of Forward Industries, Inc. filed with the Department of State of the State of New York on June 28, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 3, 2013).

	4.	Instruments Defining the Rights of Security Holders

4.1

Rights Agreement, dated as of April 26, 2013, by and between Forward Industries, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 26, 2013).

		4.2	Form of 6% Senior Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 3, 2013).

		4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 3, 2013).

10.	Material Contracts

	10.1	1996 Stock Incentive Plan of Forward Industries, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 of the Company, as filed on April 25, 2003).

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

10.5

Retention Agreement, dated as of August 10, 2010, between Forward Industries, Inc. and James O. McKenna III, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010).

10.6

Amended Employment Agreement, dated as of April 1, 2011, between Forward Industries, Inc. and James O. McKenna III, (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 11, 2011).

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

10.9†

Buying Agency and Supply Agreement between Forward Industries, Inc. and Seaton Global Corporation, a British Virgin Islands corporation, dated as of March 7, 2012 (incorporated by reference to the Form 10-Q, as filed with the Commission on May 10, 2012).

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

10.13

Amended Employment Agreement, dated as of November 8, 2012, between Forward Industries, Inc. and James O. McKenna III (incorporated by reference to the Annual Report on Form 10-K, as filed with the Commission on December 20, 2012).

10.14	Forward Industries, Inc. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, Definitive 14A as filed with the Commission on January 26, 2011).

10.15

Form of Securities Purchase Agreement, dated as of June 28, 2013, between Forward Industries, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 3, 2013).

10.16

Form of Registration Rights Agreement, dated as of June 28, 2013, among Forward Industries, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 3, 2013).

21.	Subsidiaries of the Registrant

	21.1	List of Subsidiaries of Forward Industries, Inc.

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Consent of CohnReznick LLP

31.	Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1	Certification of Robert Garrett Jr.

	31.2	Certification of James O. McKenna III

32.	Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

	32.1	Certifications of Robert Garrett Jr. and James O. McKenna III (furnished herewith)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

* Furnished and not filed herewith

† Portions have been omitted pursuant to request for confidential treatment and the omitted portions have been separately filed with the Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended. Forward Industries, Inc. and Subsidiaries management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

New York, New York

January 14, 2014

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND 2012

	September 30,	September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents.......................................................................................	$6,616,995	$4,608,246
Marketable securities................................................................................................	1,080,747	420,605
Accounts receivable, net .........................................................................................	4,382,406	7,533,491
Inventories, net..........................................................................................................	2,050,710	3,380,813
Prepaid expenses and other current assets...........................................................	390,153	367,552
Current assets of discontinued operations............................................................	339,382	621,879
Total current assets......................................................................................	14,860,393	16,932,586

Property and equipment, net.........................................................................................	129,987	138,774
Other assets.....................................................................................................................	40,493	40,442
Total Assets.....................................................................................................................	$15,030,873	$17,111,802

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable.........................................................................................................	$3,541,193	$5,936,848
Accrued expenses and other current liabilities.........................................................	1,270,457	1,725,185
Current liabilities of discontinued operations..........................................................	25,438	261,806
Total current liabilities..................................................................................	4,837,088	7,923,839

Other liabilities..................................................................................................................	82,811	--
Total Liabilities...............................................................................................................	4,919,899	7,923,839

6% Senior convertible preferred stock, par value $0.01 per share; 1,500,000 shares authorized; 648,846 shares issued and outstanding (aggregate liquidation value of $1,274,988).........................................................................	716,664	--

Commitments and contingencies.................................................................................

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; 2,400,000 undesignated; no shares issued and outstanding.....................	--	--
Series A participating preferred stock, par value $0.01; 100,000 shares authorized; no shares issued and outstanding..................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,819,095 and 8,811,595 shares issued; and 8,112,685 and 8,105,185 shares outstanding, respectively............................	88,191	88,116
Additional paid-in capital...........................................................................................	17,965,327	17,020,771
Treasury stock, 706,410 shares at cost.....................................................................	(1,260,057)	(1,260,057)
Accumulated deficit....................................................................................................	(7,378,700)	(6,624,926)
Accumulated other comprehensive loss..................................................................	(20,451)	(35,941)
Total shareholders’ equity............................................................................................	9,394,310	9,187,963
Total liabilities and shareholders’ equity..................................................................	$15,030,873	$17,111,802

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Fiscal Years Ended September 30,
	2013	2012
Net sales..................................................................................................	$30,910,506	$29,403,004
Cost of goods sold.................................................................................	24,533,154	25,512,846
Gross profit.............................................................................................	6,377,352	3,890,158

Operating expenses:
Sales and marketing................................................................................	2,187,315	1,591,930
General and administrative....................................................................	3,484,222	5,562,019
Total operating expenses..............................................................	5,671,537	7,153,949

Income (loss) from operations.............................................................	705,815	(3,263,791)

Other (income) expense:
Interest income.......................................................................................	(4,626)	(61,882)
Loss on marketable securities, net.......................................................	722,347	--
Other (income) expense, net.................................................................	(17,848)	96,069
Total other expense, net...............................................................	699,873	34,187

Income (loss) from continuing operations before income tax expense........	5,942	(3,297,978)
Income tax expense................................................................................	507	15,110
Income (loss) from continuing operations.......................................................	5,435	(3,313,088)
Loss from discontinued operations, net of tax benefit of $(6,002) and $0, respectively	(212,321)	(6,320,968)
Net loss..................................................................................................................	(206,886)	(9,634,056)
Preferred stock dividends, accretion and beneficial conversion feature	(546,888)	--
Net loss applicable to common equity...............................................	$(753,774)	$(9,634,056)

Net loss..................................................................................................................	$(206,886)	$(9,634,056)
Other comprehensive income (loss):
Change in unrealized gains on marketable securities..............................	23,744	(23,744)
Translation adjustments...............................................................................	(8,254)	(12,197)
Total other comprehensive income (loss).........................................	15,490	(35,941)
Comprehensive loss.............................................................................................	$(191,396)	$(9,669,997)

Net loss per basic and diluted common share:
Loss from continuing operations...........................................................	$(0.07)	$(0.41)
Loss from discontinued operations......................................................	(0.02)	(0.78)
Net loss per share…………………………………………………	$(0.09)	$(1.19)

Weighted average number of common and common equivalent shares outstanding		[
Basic and diluted ..........................................................................................	8,111,226	8,101,661

 The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2013 AND 2012

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings Accumulated Deficit)	Number of Shares	Amount	Accumulated Other Comprehensive Loss
Balance at October 1, 2011	$18,682,689	8,794,296	$87,943	$16,845,673	$3,009,130	706,410	$(1,260,057)	$--
Share-based compensation	175,271	17,299	173	175,098	--	--	--	--
Foreign currency translation	(12,197)	--	--	--	--	--	--	(12,197)
Unrealized loss on marketable securities	(23,744)	--	--	--	--	--	--	(23,744)
Net loss	(9,634,056)	--	--	--	(9,634,056)	--	--	--
Balance at September 30, 2012	9,187,963	8,811,595	88,116	17,020,771	(6,624,926)	706,410	(1,260,057)	(35,941)
Share-based compensation	436,422	7,500	75	436,347	--	--	--	--
Preferred stock dividends	(14,527)	--	--	--	(14,527)	--	--	--
Preferred stock accretion	(24,152)	--	--	--	(24,152)	--	--	--
Beneficial conversion on preferred stock	--	--	--	508,209	(508,209)	--	--	--
Foreign currency translation	(8,254)	--	--	--	--	--	--	(8,254)
Net reclassification of adjustments on marketable securities	23,744	--	--	--	--	--	--	23,744
Net loss	(206,886)	--	--	--	(206,886)	--	--	--
Balance at September 30, 2013	$9,394,310	8,819,095	$88,191	$17,965,327	$(7,378,700)	706,410	$(1,260,057)	$(20,451)

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2013		2012
Operating activities:
Net loss...........................................................................................................................	$(206,886)		$(9,634,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized and unrealized loss on marketable securities.............................	722,347		--
Share-based compensation..........................................................................	436,422		175,271
Depreciation and amortization.....................................................................	75,188		103,973
Bad debt expense...........................................................................................	35,028		23,504
Change in fair value of warrant liability......................................................	(49,618)		--
Loss on disposal of property and equipment............................................	9,486		130,178
Changes in operating assets and liabilities:
Accounts receivable......................................................................................	2,862,208		(3,689,063)
Inventories.......................................................................................................	1,681,045		(2,686,536)
Prepaid expenses and other current assets................................................	161,103		407,624
Other assets....................................................................................................	(51)		48,274
Accounts payable..........................................................................................	(2,416,091)		3,035,160
Accrued expenses and other current liabilities..........................................	(1,059,769)		1,298,889
Net cash provided by (used in) operating activities...............................................	2,250,412		(10,786,782)

Investing activities:
Sales of marketable securities................................................................................	87,275,809		--
Purchases of marketable securities.......................................................................	(88,634,554)		(444,349)
Repayments received from notes receivable.......................................................	--		1,000,000
Purchases of property and equipment.................................................................	(74,187)	KC	(72,467)
Net cash (used in) provided by investing activities................................................	(1,432,932)		483,184

Financing activities:
Proceeds from issuance of convertible preferred stock and warrants, net...	1,205,796		--
Dividends paid.......................................................................................................	(14,527)		--
Net cash provided by financing activities...............................................................	1,191,269		--

Net increase (decrease) in cash and cash equivalents.........................................	2,008,749		(10,303,598)
Cash and cash equivalents at beginning of year...................................................	4,608,246		14,911,844

Cash and cash equivalents at end of year...............................................................	$6,616,995		$4,608,246

Supplemental Disclosures of Cash Flow Information:
Cash paid during the Fiscal year for:
Income Taxes.......................................................................................................	$ 5,962		$ --
Supplemental Disclosure of Non-Cash Financing Activity:
Preferred stock accretion.............................................................................	$24,152		$ --

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1            OVERVIEW

Forward Industries, Inc. (“Forward” or the “Company”) was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer and distributor of specialty and promotional products. The Company designs, markets, and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package its products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting & recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in the Americas, the EMEA Region, and the APAC Region. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China (refer to Note 12 – Buying Agency and Supply Agreement).

On June 21, 2012, the Company determined to exit its global Retail business and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business. The Retail business is presented as discontinued operations.

NOTE 2            ACCOUNTING POLICIES

Accounting Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. (“Forward”) and its wholly owned subsidiaries (Forward US, Forward Switzerland, Forward HK, and Forward UK). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts, short-term bonds, and certificates of deposit with original contractual maturities of three months or less, predominately in U.S. dollar denominated instruments. The Company may purchase these short-term bonds with anticipated maturity of 90 days or less at a premium or discount. The Company records these investments as cash and cash equivalents net of amortization of premium or discount. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed the Federal Deposit Insurance Corporation’s insured limits. At September 30, 2013 and 2012, this amount was approximately $6.5 million (which includes $1.4 million in a foreign bank) and $4.4 million, respectively. Historically, the Company has not experienced any losses due to such cash concentrations.

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

Marketable Securities

At September 30, 2013, the Company has investments in marketable securities that are classified as trading and are recorded at fair value with the corresponding unrealized holding gains or losses recognized in earnings. The fair value of marketable securities is determined based on quoted market prices. The cost of marketable securities sold is determined by the specific identification method. At September 30, 2012, the Company classified its investments in marketable securities as “available-for-sale”. Securities that were classified as available-for-sale were recorded at fair value with the corresponding unrealized holding gains and losses, net of taxes, recorded as a separate component of “Accumulated Other Comprehensive Loss” within shareholders’ equity. The Company classifies its realized and unrealized gains and losses as non-operating income (expense) in its consolidated statements of operations and comprehensive loss. In addition, the Company classifies the cash flows from the trading of these marketable securities as investing activities in its consolidated statements of cash flows.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net ninety (90) days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. At September 30, 2013 and 2012, no allowance for doubtful accounts relating to the Company’s continuing operations was deemed necessary.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company’s consolidated statements of operations and comprehensive loss. As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2013, no allowance for obsolete inventory of the Company’s continuing operations was deemed necessary. At September 30, 2012, the allowance for obsolete inventory of the Company’s continuing operations was approximately $99,000.

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the fiscal years ended September 30, 2013 and 2012, the Company recorded approximately $75,000 and $103,000 of depreciation and amortization expense from continuing operations, respectively.

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.  See Note 9 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statements of operations and comprehensive loss and include accrued interest and penalties within the “accrued liabilities” in its consolidated balance sheets, if applicable. For fiscal years ended September 30, 2013 and 2012, no income tax related interest or penalties were assessed or recorded.

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

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

Warrants

In accordance with ASC 815-40, the Company’s warrants have been classified as a liability, at fair value, as a result of a related registration rights agreement that contains certain requirements for registering the underlying common shares, but has no provision for penalties upon the failure to register. At each balance sheet date, this liability’s fair value will be re-measured and adjusted. The liability associated with the warrants is included in the “Accrued expenses and other current liabilities” line item of the consolidated balance sheet.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs, including inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs associated with the Company’s Asia-based distribution capability, as a component of cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss.

Foreign Currency Transactions

Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations and comprehensive loss. The approximate net losses from foreign currency transactions for continuing operations was approximately $16,000 and $55,000 for the fiscal years ended September 30, 2013 and 2012, respectively. Such foreign currency transaction losses were primarily the result of Euro denominated sales to certain customers.

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is included as a component of shareholders’ equity, includes unrealized gains or losses on available-for-sale securities as of September 30, 2012 and currency translation adjustments related to the Company’s foreign subsidiaries.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. The Company records its financial instruments that are accounted for under ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”) at fair value. In addition, the Company records its warrant liability at fair value. The determination of fair value is based upon the fair value framework established by ASC 820 “Fair Value Measurement”. ASC 820 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 – valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable, thus, reflecting assumptions about the market participants.

Share-Based Payment Expense

The Company recognizes share-based compensation in its consolidated statements of operations and comprehensive loss at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 8 Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for annual periods and interim periods within those periods beginning after December 15, 2012. ASU 2013-02 will be effective for the Company beginning in the first quarter of fiscal 2014 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3              DISCONTINUED OPERATIONS

On June 21, 2012, the Company determined to exit its global Retail business and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net sales growth and cost rationalizations in the OEM business. Accordingly, the results of operations for the Retail division have been recorded as discontinued operations in the accompanying consolidated financial statements for the fiscal years presented. Summarized operating results of discontinued operations are presented in the following table:

	Fiscal Year Ended September 30,
	2013	2012
Net sales........................................................................................................	$655,658	$2,199,008
Gross profit (loss)........................................................................................	181,039	(1,896,864)
Operating expenses.....................................................................................	(406,297)	(4,356,402)
Other income (expense)..............................................................................	6,934	(67,702)
Loss from discontinued operations, net of tax benefit of $(6,002) and $0, respectively...............................................................................	$(212,321)	$(6,320,968)

Summarized assets and liabilities of discontinued operations are presented in the following table:

	September 30,	September 30,
	2013	2012
Accounts receivable, net...........................................................................	$280,034	$26,186
Inventory, net..............................................................................................	--	350,942
Prepaid assets and other current assets..................................................	59,348	244,751
Total assets of discontinued operations..........................................	$339,382	$621,879

Accounts payable........................................................................................	$25,438	$45,874
Accrued liabilities.........................................................................................	--	215,932
Total liabilities of discontinued operations……………………..	$25,438	$261,806

The above asset amounts as of September 30, 2013, include approximately $280,000 relating to expected payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release. G-Form paid $31,000 of the settlement in July 2013 with the balance due in October 2013 (refer to Note 17 – Subsequent Events). The Company has substantially completed its exit of its Retail business as of March 31, 2013. The Company has not had, and does not expect to have, any continuing involvement in the Retail business after this date.

NOTE 4            MARKETABLE SECURITIES

The Company classifies its marketable securities as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. Effective October 1, 2012, the Company changed its classification of marketable equity securities and corporate bonds from available-for-sale to trading. As a result of this reclassification, a gross gain of $4,764 and a gross loss of $(28,508) was reclassed out of accumulated other comprehensive loss and charged to earnings using a specific identification basis. Equity securities are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy under ASC 820.  Corporate bonds are carried at amortized cost, which approximates market value. The corresponding unrealized holding gains or losses are recognized in earnings. The Company’s marketable securities are summarized in the table below:

	September 30,	September 30,
	2013	2012
Trading:
Cost.......................................................................................	$954,053	$--
Unrealized Gains.................................................................	174,940	--
Unrealized Losses..............................................................	(48,246)	--
Total Fair Value...........................................................	$1,080,747	$--

Available-for-sale:
Cost......................................................................................	$--	$444,349
Unrealized Gains.................................................................	--	4,764
Unrealized Losses..............................................................	--	(28,508)
Total Fair Value...........................................................	$--	$420,605

                            Realized gains and losses on marketable securities for the fiscal year ended September 30, 2013 were approximately $3,146,000 and $(3,868,000), respectively and are included in the accompanying consolidated statements of operations and comprehensive loss. There were no net realized gains or losses on marketable securities for the fiscal year ended September 30, 2012.

The following table presents the Company’s fair value hierarchy for assets, consisting of marketable securities, measured at fair value on a recurring basis at September 30, 2013 and 2012:

	Level 1	Level 2	Level 3	Total

Equity securities.............................................	$1,080,747	$--	$--	$1,080,747
Total assets at fair value at September 30, 2013...........................................................	$1,080,747	$--	$--	$1,080,747

Equity securities.............................................	$420,605	$--	$--	$420,605
Total assets at fair value at September 30, 2012...........................................................	$420,605	$--	$--	$420,605

NOTE 5            PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization of continuing operations are summarized in the table below:

	September 30,
	2013	2012
Furniture, fixtures and equipment....................................................	$404,871	$397,049
Leasehold improvements..................................................................	97,618	57,833
Property and equipment, cost..........................................................	502,489	454,882
Less accumulated depreciation and amortization.........................	(372,502)	(316,108)
Property and equipment, net..............................................................	$129,987	$138,774

NOTE 6            ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities of continuing operations are summarized in the table below:

	September 30,
	2013	2012
Warrants, net of unamortized transaction costs of $29,452.......	$463,671	$ --
Personnel costs................................................................................	372,766	507,269
Taxes..................................................................................................	44,128	47,256
Professional fees..............................................................................	11,000	297,060
Due to customers.............................................................................	--	581,343
Other..................................................................................................	378,892	292,257
Accrued expenses and other current liabilities...........	$1,270,457	$1,725,185

NOTE 7            SHAREHOLDERS’ EQUITY

“Blank Check” Preferred Stock

The Company is authorized to issue up to 4,000,000 shares of “blank check” preferred stock. The Board of Directors (the “Board”) has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights.  Of these shares, 1,500,000 shares have been authorized as the 6% Senior Convertible Preferred Stock and 100,000 shares have been authorized as the Series A Participating Preferred Stock.

6% Senior Convertible Preferred Stock with Warrants

On June 28, 2013, the Company completed the sale of (i) 381,674 shares of its newly authorized 6% Senior Convertible Preferred Stock, par value $0.01 per share (the “Convertible Preferred Stock”) and (ii) warrants to purchase a total of 381,674 shares of the Company’s common stock (“Common Stock”) (the “Warrants” and together with the Convertible Preferred Stock, the “Securities”) to accredited investors in a private placement pursuant to the terms of securities purchase agreements, dated June 28, 2013, by and between the Company and each Investor. The June 28, 2013 private placement included purchases of Securities by two directors of the Company that, in the aggregate, purchased 114,502 shares of Convertible Preferred Stock and Warrants.

On August 7, 2013, the Company completed the sale of (i) an additional 216,282 shares of its Convertible Preferred Stock and (ii) Warrants to purchase a total of 216,282 shares of the Company’s Common Stock to accredited investors in a private placement pursuant to the terms of a securities purchase agreement, dated August 7, 2013, by and between the Company and such accredited investors.

NOTE 7            SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock and Warrants (continued)

On August 14, 2013, the Company completed the sale of (i) an additional 50,890 shares of its Convertible Preferred Stock and (ii) Warrants to purchase a total of 50,890 shares of the Company’s Common Stock to accredited investors in a private placement pursuant to the terms of a securities purchase agreement, dated August 14, 2013, by and between the Company and such accredited investors.

The total aggregate purchase price paid by accredited investors via the June 28, 2013, August 7, 2013 and August 14, 2013 private placements (together, the “Investors”) for each share of Convertible Preferred Stock and Warrant was $1.965. The June 28, 2013, August 7, 2013 and August 14, 2013 private placements (together, the  “Private Placements”) resulted in gross proceeds of approximately $1,275,000 to the Company. The Company has sold a total of 648,846 shares of Convertible Preferred Stock and Warrants to purchase 648,846 shares of Common Stock through these Private Placements. The Company may sell additional shares of Convertible Preferred Stock, together with related Warrants, in one or more subsequent closings.

The total purchase price paid by the Investors for each share of Convertible Preferred Stock and Warrant purchased in the Closing was $1.965, consisting of (i) fair values ranging from $1.105 to $1.145 in respect of the Convertible Preferred Stock, plus (ii) fair values ranging from $0.82 to $0.86 in respect of the Warrant.  The Warrants have an initial exercise price of $1.84 per share, subject to adjustment upon the occurrence of certain customary events.  The Warrants are exercisable at any time on or after January 1, 2014 (the “Initial Exercise Date”) and terminate on the 10-year anniversary of the Initial Exercise Date. Each share of Convertible Preferred Stock is convertible into one share of Common Stock at an initial conversion price of $1.84 per share, subject to adjustment upon the occurrence of certain customary events (the “Conversion Price”).  At the initial Conversion Price, the total of 648,846 shares of Convertible Preferred Stock issued in the Private Placement as of the date of the Closing are convertible into an aggregate of 692,919 shares of Common Stock.  The proceeds from these Private Placements of $1,275,000 have been allocated to the Convertible Preferred Stock and the Warrants based upon their fair values assigned (net of issuance costs of approximately $69,000) of approximately $693,000 and $513,000, respectively, as of the dates of issuance.

As of September 30, 2013, the carrying value of the Convertible Preferred Stock was approximately $717,000 and is included on the Company’s consolidated balance sheets as temporary equity. The change in the carrying value, or accretion, of the Convertible Preferred Stock from the issuance dates to September 30, 2013 is classified as a preferred stock dividend in the amount of approximately $24,000 and is included as a component of “Net loss available to common equity” in calculating loss per share for the fiscal year ended September 30, 2013. As a result of the Convertible Preferred Stock containing a beneficial conversion feature, whereby the accounting conversion price is lower than the fair value of the common stock, the Company recorded a preferred stock dividend in the amount of approximately $508,000 for the fiscal year ended September 30, 2013. This amount has also been recorded as an increase to additional paid in capital and included as a component of “Net loss applicable to common equity” for the fiscal year ended September 30, 2013.

Dividends on the Convertible Preferred Stock are payable, on a cumulative basis, in cash, at the rate per annum of 6% of the Liquidation Preference (as defined below) and are payable quarterly, in arrears, on each March 31, June 30, September 30 and December 31, commencing on September 30, 2013. The Company is prohibited from paying any dividend with respect to shares of Common Stock or other junior securities in any quarter unless full dividends are paid on the Convertible Preferred Stock in such quarter. Dividends on the Convertible Preferred Stock totaled approximately $15,000 for the fiscal year ended September 30, 2013. These dividends, in addition to the accretion and beneficial conversion feature, totaled $546,888 for the year ended September 30, 2013.

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

NOTE 7            SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock and Warrants (continued)

Each share of Convertible Preferred Stock is convertible at any time, at the option of the holder, into shares of Common Stock at the then applicable Conversion Price.  In addition, upon the consent of 80% of the holders of the Convertible Preferred Stock, the Convertible Preferred Stock automatically will be converted to shares of Common Stock at the then-applicable Conversion Price.

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

As of September 30, 2013, the liability associated with the Warrants was approximately $464,000 (net of issuance costs) and is included in the “Accrued expenses and other current liabilities” line of the Company’s consolidated balance sheets.

The fair value of the Warrants was determined using a Black-Scholes closed-form call option pricing model, which is considered a level 3 instrument under the fair value hierarchy. The fair value of the Warrants were estimated using the following assumptions as of September 30, 2013:

Risk-free interest rate	2.6%
Dividend yield	--
Volatility	30.0%
Expected term (in years)	10.3

The change in the fair value of the convertible preferred stock warrant liability for the year ended September 30, 2013 is summarized below:

Opening balance	$0
Issuance of convertible preferred stock warrant	542,741
Decrease in fair value	(49,618)
Closing balance	$493,123

The following table presents the Company’s fair value hierarchy for liabilities, consisting of a warrant liability, measured at fair value and prior to issuance costs, on a recurring basis at September 30, 2013:

	Level 1	Level 2	Level 3	Total
Warrant liability	$--	$--	$493,123	$493,123

NOTE 7            SHAREHOLDERS’ EQUITY (CONTINUED)

Anti-takeover Provisions

Shareholder Rights Plan

On April 26, 2013, the Board adopted a Shareholder Rights Plan, as set forth in the Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. Pursuant to the Rights Agreement, the Board declared a dividend distribution of one Right (a “Right”) for each outstanding share of Company Common Stock, par value $0.01 per share (the “Common Stock”) to shareholders of record at the close of business on May 6, 2013, which date will be the record date, and for each share of Common Stock issued (including shares distributed from treasury) by the Company thereafter and prior to the Distribution Date (as described below and defined in the Rights Agreement). Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), at an exercise price of $4.00 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment.

Initially, no separate Rights Certificates will be distributed and instead the Rights will attach to all certificates representing shares of outstanding Common Stock.  Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and become exercisable on the distribution date (the “Distribution Date”), which will occur on the earlier of (i) the 10th business day (or such later date as may be determined by the Board) after the public announcement that an Acquiring Person (as defined in the Rights Agreement) has acquired beneficial ownership of 20% or more of the Common Stock then outstanding or (ii) the 10th business day (or such later date as may be determined by the Board) after a person or group announces a tender or exchange offer that would result in a person or group of affiliated and associated persons beneficially owning 20% or more of the Common Stock then outstanding.

“Blank Check” Preferred Stock

As discussed above, the Company is authorized to issue up to 4,000,000 shares of “blank check” preferred stock. The Board has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Of these shares, 1,500,000 shares have been authorized as the 6% Senior Convertible Preferred Stock and 100,000 shares have been authorized as the Series A Participating Preferred Stock.

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of September 30, 2013, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the fiscal years ended September 30, 2013 and 2012.

NOTE 8            SHARE BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Under the 2011 Plan, as of September 30, 2013, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) has approved awards of restricted common stock and stock options of 1,315,000 shares of common stock, in the aggregate, to certain of the Company’s executive officers and employees (1,020,000 shares), a consultant (160,000 shares), non-employee directors (130,000 shares), and to a non-employee executive officer (5,000 shares).  Of these awards, as of September 30, 2013, 530,500 shares were forfeited and reverted to, and are eligible for re-grant under, the 2011 Plan.  The total shares of common stock available for grants of equity awards under the 2011 Plan was 65,500 as of September 30, 2013. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Options granted under a consulting agreement in November 2011 expire three years after the grant date and vested equally over the term of the consulting agreement, which concluded February 29, 2012.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended, in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Under the 2007 Plan, the Compensation Committee of the Company’s Board of Directors approved awards of restricted common stock and stock options of 977,375, in the aggregate, to certain officers, employees and non-employee directors. Of these awards, as of September 30, 2013, 278,366 shares were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan.  The total shares of common stock available for grants of equity awards under the 2007 Plan was 100,991 as of September 30, 2013. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at September 30, 2013.

NOTE 8            SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

Under the 2011 and 2007 Plans, the Compensation Committee has approved awards of stock options to purchase an aggregate of 1,737,500 shares of common stock to the Company’s current and certain former non-employee directors, to certain key employees, to current and certain former Company officers, and to a consultant, of which awards covering 278,366 shares from the 2007 Plan and 530,500 shares from the 2011 Plan of common stock were forfeited, with such shares reverting to the respective plans and eligible for grant. The exercise prices of the awards granted was, in each case equal, to the closing market value of the Company’s common stock on the Nasdaq Stock Market on the various grant dates.

The Company recognized approximately $220,000 and $225,000 of compensation expense in continuing operations for stock option awards in its consolidated statements of operations and comprehensive loss for the fiscal years ended September 30, 2013 and 2012, respectively. The Company recognized a recovery of $(49,000) of compensation in discontinued operations for stock option awards in its consolidated statements of operations and comprehensive loss for the fiscal year ended September 30, 2012.

As of September 30, 2013, there was approximately $144,000 of total unrecognized compensation cost related to 414,834 shares of unvested stock option awards granted under the 2007 and 2011 Plans, which is expected to be recognized over the remainder of the weighted average vesting period (extending to February 2017).

The following table summarizes stock option activity under the 2011 Plan and 2007 Plan from September 30, 2012 through September 30, 2013 (there was no activity during such period in respect of 1996 Plan grants):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	1,142,000	$3.31	4.7
Granted..................................................	120,000	1.14	9.0
Exercised...............................................	--	--	--
Forfeited...............................................	(365,000)	3.43	--
Expired..................................................	--	--	--
Outstanding at September 30, 2013	897,000	$2.98	6.1	$ --

Options expected to vest at September 30, 2013.......................	372,351	$2.88	8.2	$ --

Options vested and exercisable at September 30, 2013.......................	482,166	$3.03	4.5	$ --

NOTE 8            SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

The table below provides additional information regarding stock option awards that were outstanding and exercisable at September 30, 2013:

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding at September 30, 2013	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
$1.80	20,000	5.4	$1.80
$2.02 to $2.85	272,500	3.1	$2.21
$3.00 to $3.79	159,666	7.8	$3.43
$6.02	20,000	3.6	$6.02
$15.91	10,000	2.6	$15.91
	482,166	4.5	$3.03

During the fiscal years ended September 30, 2013 and 2012, the Company granted 120,000 and 420,000 stock options at weighted average grant date fair values of $0.61 and $0.96, respectively.

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Fiscal Years Ended September 30,
	2013	2012
Expected term (in years).........................................	5.0	3.0 to 5.0
Risk-free interest rate .............................................	0.06% to 0.7%	0.04% to 0.83%
Expected volatility ..................................................	70% to 70.4%	63% to 69%
Expected dividend yield ........................................	0%	0%
Estimated Annual Forfeiture rate	5%	13%

The expected term represents the period over which the stock option awards are expected to be outstanding. The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The volatility factor used in the Company’s assumptions is based on the historical price of its stock over the most recent period commensurate with the expected term of the award. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. Accordingly, the Company used a dividend yield of zero in its assumptions. The Company estimates the expected term, volatility and forfeitures of share-based awards based upon historical data. The Company adjusted its estimated forfeiture rate effective October 1, 2011 and recognized a recovery of approximately $46,000 during the fiscal year ended September 30, 2012.

NOTE 8            SHARE BASED COMPENSATION (CONTINUED)

Restricted Stock Awards

Under the 2011 Plan and 2007 Plan, the Compensation Committee has approved and granted awards of 554,875 shares of restricted stock, in the aggregate, to certain key employees. Of these awards, 160,134 have vested and 23,366 shares of restricted stock were forfeited and reverted to, and are eligible for re-grant under, the 2011 Plan and 2007 Plan. Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates of the grant date, typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the closing market value of the Company’s common stock as quoted on the Nasdaq Stock Market on the grant date. For the fiscal years ended September 30, 2013 and 2012, the Company recognized approximately $217,000 and $(5,000) of compensation, net of forfeitures, from continuing operations in its consolidated statements of operations and comprehensive loss related to restricted stock awards.

The following table summarizes restricted stock activity under the 2011 Plan and 2007 Plan during the fiscal year ended September 30, 2013.

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2012...................	7,500	$2.02
Changes during the period:...........................................
Shares granted..........................................................	371,375	1.16
Shares forfeited.........................................................	--	--
Shares vested............................................................	(7,500)	2.02
Non-vested balance at September 30, 2013...................	371,375	$1.16

As of September 30, 2013, there was approximately $171,000 of total unrecognized compensation cost related to shares of unvested restricted stock awards (reflected in the table above) granted under the 2011 Plan and 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods. The total grant date fair value of restricted stock that vested during the fiscal years ended September 30, 2013 and 2012 was approximately $15,000 and $35,000, respectively.

Warrants

As of September 30, 2013, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Securities and Exchange Commission. As of September 30, 2013, no such registration statement has been filed with the Securities and Exchange Commission.

NOTE 9            INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States Federal and State, and foreign components:

	For the Fiscal Years Ended September 30,
	2013	2012
Current:
Federal.........................................................................	$--	$--
State.....................................................................	75	15,110
Foreign................................................................	(5,570)	--

Deferred:
Federal.................................................................	89,832	(1,996,931)
State.....................................................................	(107,296)	(114,149)
Foreign................................................................	(5,598)	(326,047)

Change in valuation allowance ....................................	23,062	2,437,127
Income taxe (benefit) expense .....................................	$(5,495)	$15,110

The provision for income taxes of approximately $15,000 recorded in the fiscal year ended September 30, 2012 is attributable to U.S. state income taxes in respect of Fiscal 2011.

Income tax benefit from discontinued operations of approximately $(6,000) in the fiscal year ended September 30, 2013 is attributable to Forward UK.

The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carry forwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	As of September 30,
	2013	2012
Deferred tax assets:
Net operating losses...............................................................	$3,213,001	$3,485,217
Realized loss on investments in marketable securities......	304,586	--
Share-based compensation....................................................	303,164	195,315
Alternative minimum tax credit..............................................	99,757	99,757
Excess tax over book basis in inventory..............................	87,381	132,525
Reserve for obsolete inventory.............................................	--	73,798
Allowance for accounts receivable……..............................	2,369	20,237
	4,010,258	4,006,849
Valuation allowance.......................................................................	(3,840,958)	(3,817,896)
Net deferred tax assets..................................................................	169,300	188,953

Deferred tax liabilities:
Prepaid insurance……….......................................................	(92,602)	(142,756)
Unrealized gains on investments in marketable securities	(44,950)	--
Depreciation....................................................................................	(31,748)	(46,197)
	(169,300)	(188,953)

Total	$ --	$ --

NOTE 9            INCOME TAXES (CONTINUED)

As of September 30, 2013 and 2012, the Company has no unrecognized income tax benefits. At September 30, 2013, the Company had available total net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $7,597,000 and $6,714,000, respectively, expiring through 2033, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $2,454,000 and $325,000, respectively. In addition, at September 30, 2013, the Company had total available net operating loss carryforwards for foreign income tax purposes of approximately $4,929,000 resulting in a deferred tax asset of $434,000 approximately, expiring through 2020.  Total net deferred tax assets, before valuation allowances, was $3,841,000 and $3,818,000 at September 30, 2013 and 2012, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested; therefore, in accordance with U.S. generally accepted accounting principles, no provision for U.S. Federal and state income taxes would result. As of September 30, 2013, there were no accumulated earnings of any of the Company’s foreign subsidiaries.

As of September 30, 2013, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its total deferred tax assets. As of September 30, 2013 and 2012, the valuation allowances were approximately $3,841,000 and $3,818,000, respectively.  The utilization of the Company's net operating loss carryfoward may be subject to certain change of control limitations. The Company is currently undergoing a study to determine the extent of these limitations, if any. If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income tax expense” line item of the Company’s consolidated statements of operations and comprehensive loss.

The significant elements contributing to the difference between the United States Federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Fiscal Years Ended September 30,
	2013	2012
Statutory U.S. Federal income tax rate...............................................	34.0%	34.0%
State taxes, net of Federal benefit...............................................	1.9%	2.0%
Permanent differences arising from incentive stock options..	(20.0%)	--
Other permanent differences........................................................	(2.8%)	(0.1%)
Foreign tax rate differential...........................................................	(5.6%)	(17.1%)
Valuation allowance......................................................................	(8.1%)	(19.3%)
Other...............................................................................................	(2.0%)	--
Effective tax rate……………………………………………………	(2.6%)	(0.5%)

As of September 30, 2013 and 2012, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations and comprehensive loss. For the periods presented in the accompanying consolidated statements of operations and comprehensive loss, no income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2010 are closed to Federal and State examination, except with respect to net operating losses generated in prior fiscal years.

NOTE 10            LOSS PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. Diluted loss per share data for the fiscal years ended September 30, 2013 and 2012, exclude 1,992,221 and 1,224,500 of outstanding common equivalent shares as inclusion of such shares would be anti-dilutive. Net loss from continuing operations per basic and diluted share for the fiscal year ended September 30, 2013 includes preferred stock dividends and accretion and beneficial conversion feature. The calculation of basic and diluted loss per share for the years ended September 30, 2013 and 2012 was as follows:

	2013	2012
Numerator:
Net loss	$(206,886)	$(9,634,056)
Preferred stock dividend	(546,888)	--
Net loss to common shareholders	$(753,774)	$(9,634,056)
Denominator:
Weighted average basic common shares	8,111,226	8,101,661
Effect of dilutive securities (1)	--	--
Weighted average diluted common shares	8,111,226	8,101,661
Basic loss per share	$(0.09)	$(1.19)
Diluted loss per share (1)	$(0.09)	$(1.19)

(1) Due to the net loss to common shareholders in each of the years presented above, diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, warrants and convertible preferred stock.

NOTE 11          COMMITMENTS AND CONTINGENCIES

Employment and Agreements

Robert Garrett Jr. Employment Agreement

Under his employment agreement, which was effective as of March 1, 2012, Mr. Robert Garrett Jr. is currently employed as the Company’s Chief Executive Officer at an annual salary of $250,000. In executing his employment agreement, Mr. Garrett received a signing bonus of $9,167. During the fiscal year ended September 30, 2012 (Mr. Garrett’s first year of employment), he received a bonus of $50,000.  In addition, during each year of his employment, Mr. Garrett is eligible to receive an annual bonus at the discretion of the Compensation Committee in a combination of cash or equity-based compensation. The Company recorded $100,000 of estimated bonus expense for Mr. Garrett in continuing operations for the fiscal year ended September 30, 2013. Mr. Garrett’s employment agreement also entitles him to awards of stock options to purchase an aggregate of 200,000 shares of the Company’s common stock pursuant to the 2011 Plan, which have been granted in their entirety.

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

NOTE 11          COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment and Agreements (continued)

James O. McKenna III Employment Agreement

James O. McKenna III serves as the Company’s Chief Financial Officer, Treasurer and Assistant Secretary pursuant to an Amended Employment Agreement, dated as of April 1, 2011 (the “Employment Agreement”), between the Company and Mr. McKenna.  On November 8, 2012, Mr. McKenna’s Employment Agreement was further amended (the “Amendment”) in connection with the logistical coordination, planning and implementation of the move of the Company’s executive offices to West Palm Beach, Florida from Santa Monica, California, and his relocation from California to Florida at the Company’s request. Among other things, the Amendment reduced his base salary to $210,000 per annum from $225,000 per annum, eliminated his housing allowance of $90,000 per annum (paid pursuant to the Employment Agreement), and provided for a bonus payment in the amount of $172,456, less applicable withholdings and deductions, all subject to the provisions provided in the Amendment. Approximately $86,000 of such bonus payment was attributed as a bonus to Mr. McKenna in the fiscal year ended September 30, 2012. The Company expensed the remainder as an estimated bonus for Mr. McKenna in continuing operations for the fiscal year ended September 30, 2013. The term of the Employment Agreement expires on December 31, 2013, with automatic renewal for successive terms of one year each.  Pursuant to the Employment Agreement, Mr. McKenna is entitled to a payment equal to one year of his salary as severance in the event of his termination “without cause” and termination for “good reason” (as such terms are defined in the Employment Agreement).

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

As of February 1, 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $101,000 as of September 30, 2013) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  Forward Switzerland would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods until February 28, 2014, unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $1,443,000 at September 30, 2013). As of September 30, 2013, the Company had not incurred a liability in connection with this guarantee.

NOTE 11          COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments

The Company rents certain of its facilities under leases expiring at various dates through September 2016. Total rent expense included in continuing operations for the years ended September 30, 2013 and 2012, amounted to approximately $252,000 (net of $46,000 of rental income from a sub-lease) and $456,000, respectively.  The following table summarizes the future minimum lease payments required under these leases (exclusive of future minimum sublease rental receipts in the aggregate of approximately $556,000 due under non-cancelable subleases).

Fiscal Year Ended September 30,	Amount

2014.............................................................................	$261,000
2015.............................................................................	259,000
2016.............................................................................	267,000
2017.............................................................................	85,000
2018.............................................................................	87,000
Thereafter.................................................................	183,000
Total lease commitments..........................................	$1,142,000

NOTE 12              BUYING AGENCY AND SUPPLY AGREEMENT

On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”), dated as of March 7, 2012.  The Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region.  The Company purchases products at Forward China’s cost and pays a service fee on the net purchase price.  The Agreement terminates on March 11, 2014, subject to renewal.  Terence Wise, a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, owns shares of the Company’s common stock. The Company incurred approximately $1,292,000 and $691,000, respectively, during the fiscal years ended September 30, 2013 and 2012, in service fees paid to Forward China, which are included as a component of costs of goods sold in continuing operations in the accompanying consolidated statements of operations and comprehensive loss.

NOTE 13              INVESTMENT MANAGEMENT AGREEMENT

On April 16, 2013, the Company entered into an Investment Management Agreement (the “Agreement”) with LaGrange Capital Administration, L.L.C. (“LCA”), pursuant to which the Company retained LCA to manage certain investment accounts funded by the Company (collectively, the “Account”).  Frank LaGrange Johnson, the Company’s Chairman of the Board, serves as the Managing Member of LCA.

Pursuant to the Agreement, LCA is authorized, subject to supervision of the Investment Committee of the Board and the terms and conditions of the Agreement, to take all actions and make all decisions regarding the investment and reinvestment of the assets of the Account utilizing the Investment Strategy (as defined in the Agreement).  As compensation for its services to the Company, LCA shall be entitled to advisory fees, comprised of an asset-based fee and a performance fee, as provided in the Agreement.  The asset-based fee will equal 1% per annum of the average Account Net Asset Value (“Account NAV”).  The performance fee will equal 20% of the increase (if any) in the Account NAV over an annual period. No performance fee will be payable for any annual period in which the Account NAV at the end of such annual period is below the highest Account NAV at the end of any previous annual period. In addition to such advisory fees, the Company will reimburse LCA for certain investment and operational expenses.  Under the Agreement, the Company or its designees may make cash withdrawals from the Account on March 31, June 30, September 30 or December 31 of each year upon 45 days’ prior written notice to LCA; provided, that, in the event of a breach of certain terms of the Agreement, the Company may make a complete cash withdrawal from the Account immediately without LCA’s consent. During the fiscal year ended September 30, 2013, the Company recognized approximately $13,000 of expense in continuing operations in its consolidated statements of operations and comprehensive loss related to asset based advisory fees. The Company has not recorded any expense related to performance based advisory fees during the fiscal year ended September 30, 2013.

NOTE 13              INVESTMENT MANAGEMENT AGREEMENT (CONTINUED)

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

The amount of funds invested with LCA during the fiscal years ended September 30, 2013 and 2012 were $1,200,000 and $444,000, respectively.

During the years ended September 30, 2013 and 2012, the Company purchased approximately $88,600,000 and $444,000 of marketable securities, respectively. During the year ended September 30, 2013, the Company sold approximately $87,300,000 of marketable securities. There were no such sales during the year ended September 30, 2012. As a result of these activities, the Company recognized approximately $722,000 of net investment losses during the year ended September 30, 2013. There were no gains or losses recognized for the year ended September 30, 2012.

NOTE 14          LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of September 30, 2013, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 15          401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible United States-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. In accordance with applicable Safe Harbor provisions, the Company had elected to match 100% on the first 6% of eligible contributions by its employees through June 30, 2012, at which time the Company elected to discontinue the matching contribution. As such, there were no matching contributions relative to the Company’s continuing operations for the year ended September 30, 2013. The Company's matching contributions relative to its continuing operations for the year ended September 30, 2012 were approximately $48,000 and are reflected in the accompanying consolidated statements of operations and comprehensive loss.  The Company’s contributions vest immediately.

NOTE 16          OPERATING SEGMENT INFORMATION

The Company reports and manages its continuing operations based on a single operating segment: the design and distribution of carry and protective solutions, primarily for hand held electronic devices. Products designed and distributed by this segment include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). This segment operates in geographic regions that include primarily APAC, the Americas, and Europe. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.

On June 21, 2012, the Company determined to wind down its Retail segment and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net sales growth and cost rationalizations in the OEM business. The Company has substantially completed its exit of its Retail business as of March 31, 2013. The Company has not had, and does not expect to have, any continuing involvement in the Retail business after this date.

NOTE 16          OPERATING SEGMENT INFORMATION (CONTINUED)

Revenues from External Customers

The following table presents net sales by geographic region.

	(dollars in thousands)
	Year Ended September 30,
	2013	2012
Americas:
United States........................................................	$9,424	$8,843
Other......................................................................	1,538	1,483
Total Americas...............................................	10,962	10,326

APAC Region:
Hong Kong...........................................................	7,491	9,510
Other......................................................................	3,273	2,055
Total APAC....................................................	10,764	11,565

EMEA Region:
Germany................................................................	5,097	4,071
Poland...................................................................	3,525	2,596
Other......................................................................	563	845
Total Europe...................................................	9,185	7,512
Total net sales.............................................................	$30,911	$29,403

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting predominately of property, plant and equipment, by geographic region are as follows:

	(dollars in thousands)
	Year Ended September 30,
	2013	2012
Americas...........................................................................	$170	$178
EMEA Region..................................................................	--	1
APAC Region..................................................................	--	--
Total long-lived assets (net)............................................	$170	$179

Supplier Concentration

The Company procures substantially all its supply of carrying solutions products from independent suppliers in China through Forward China.  Depending on the product, the Company may require several different suppliers to furnish component parts or pieces. The Company purchased approximately 92% and 90% of its OEM products from four such suppliers in Fiscal 2013 and 2012, respectively. The approximate percentages of purchases of OEM products from each of these four suppliers with respect to continuing operations for Fiscal 2013 and Fiscal 2012 are as follows:

	Fiscal Year Ended
Supplier:	2013	2012
OEM Supplier A.........................................................	50%	54%
OEM Supplier B..........................................................	19%	17%
OEM Supplier C..........................................................	14%	9%
OEM Supplier D..........................................................	9%	10%
Totals*.....................................................................	92%	90%

NOTE 16          OPERATING SEGMENT INFORMATION (CONTINUED)

Major Customers

The following customers or their affiliates or contract manufacturers accounted for more than ten percent of the Company’s net sales, by geographic region.

	Fiscal Year Ended September 30, 2013
	Americas	APAC Region	EMEA Region	Total Company
Diabetic Customer A.........	--	70%	1%	24%
Diabetic Customer B..........	21%	3%	15%	13%
Diabetic Customer C..........	24%	--	51%	24%
Diabetic Customer D..........	18%	2%	24%	14%
Other Customer C...............	18%	--	1%	7%

	Fiscal Year Ended September 30, 2012
	Americas	APAC Region	EMEA Region	Total Company
Diabetic Customer A...........	2%	82%	--	33%
Diabetic Customer B...........	21%	2%	18%	13%
Diabetic Customer C...........	12%	--	46%	16%
Diabetic Customer D..........	9%	1%	19%	8%
Other Customer C...............	14%	--	--	5%
Other Customer D...............	11%	--	--	4%

 * Other Customer A B, and D represented less than ten percent of the Company’s net sales of any geographic region during the fiscal year ended September 30, 2013. Other Customer A and B represented less than ten percent of the Company’s net sales of any geographic region during the fiscal year ended September 30, 2012.

Four customers (including their affiliates or contract manufacturers) accounted for approximately 73% of the Company's accounts receivable at September 30, 2013. Three customers, including their affiliates or contract manufacturers, accounted for approximately 76% of the Company's accounts receivable at September 30, 2012.

NOTE 17          SUBSEQUENT EVENTS

In connection with the Settlement Agreement executed on July 3, 2013 between the Company and G-Form, as described in Note 3 to our audited consolidated financial statements, G-Form is required to make a settlement payment to the Company in the approximate amount of $280,000.  G-Form’s payment is overdue, and the Company has filed a demand for arbitration seeking enforcement of the terms of the Settlement Agreement. The Company expects payment to be made in its entirety and as such, no provision or allowance is reflected in the accompanying consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  January 14, 2014

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Robert Garrett Jr.

Robert Garret Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James O. McKenna III

James O. McKenna III
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

71

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

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

January 14, 2014	/s/ Robert Garrett Jr.
Robert Garrett Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

January 14, 2014	/s/ James O. McKenna III
James O. McKenna III
Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

72

January 14, 2014	/s/ John Chiste
John Chiste
Director

January 14, 2014	/s/ Timothy Gordon
Timothy Gordon
Director

January 14, 2014	/s/ Frank Johnson
Frank LaGrange Johnson
Chairman of the Board

January 14, 2014	/s/ Owen King
Owen P.J. King
Director

January 14, 2014	/s/ Howard Morgan
Howard Morgan
Director

January 14, 2014	/s/ Terence Wise
Terence Wise
Director

73

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

3(iv)

Certificate of Amendment of the Certificate of Incorporation of Forward Industries, Inc., as filed with the Department of State of the State of New York on April 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 26, 2013).

3(v)

Certificate of Amendment of the Certificate of Incorporation of Forward Industries, Inc. filed with the Department of State of the State of New York on June 28, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 3, 2013).

4.	Instruments Defining the Rights of Security Holders

4.1

Rights Agreement, dated as of April 26, 2013, by and between Forward Industries, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 26, 2013).

	4.2	Form of 6% Senior Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 3, 2013).

	4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 3, 2013).

10.	Material Contracts

	10.1	1996 Stock Incentive Plan of Forward Industries, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 of the Company, as filed on April 25, 2003).

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

74

10.5

Retention Agreement, dated as of August 10, 2010, between Forward Industries, Inc. and James O. McKenna III, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 16, 2010).

10.6

Amended Employment Agreement, dated as of April 1, 2011, between Forward Industries, Inc. and James O. McKenna III, (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 11, 2011).

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

10.9†

Buying Agency and Supply Agreement between Forward Industries, Inc. and Seaton Global Corporation, a British Virgin Islands corporation, dated as of March 7, 2012 (incorporated by reference to the Form 10-Q, as filed with the Commission on May 10, 2012).

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

10.13

Amended Employment Agreement, dated as of November 8, 2012, between Forward Industries, Inc. and James O. McKenna III (incorporated by reference to the Annual Report on Form 10-K, as filed with the Commission on December 20, 2012).

	10.14	Forward Industries, Inc. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, Definitive 14A as filed with the Commission on January 26, 2011).

10.15

Form of Securities Purchase Agreement, dated as of June 28, 2013, between Forward Industries, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 3, 2013).

10.16

Form of Registration Rights Agreement, dated as of June 28, 2013, among Forward Industries, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 3, 2013).

21.	Subsidiaries of the Registrant

	21.1	List of Subsidiaries of Forward Industries, Inc.

23.	Consent of Independent Registered Public Accounting Firm

	23.1	Consent of CohnReznick LLP

75

31.		Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1	Certification of Robert Garrett Jr.

	31.2	Certification of James O. McKenna III

32.		Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

	32.1	Certifications of Robert Garrett Jr. and James O. McKenna III (furnished herewith)

101.INS*		XBRL Instance Document.

101.SCH*		XBRL Taxonomy Extension Schema Document.

101.CAL*		XBRL Taxonomy Calculation Linkbase Document.

101.DEF*		XBRL Taxonomy Definition Linkbase Document.

101.LAB*		XBRL Taxonomy Label Linkbase Document.

101.PRE*		XBRL Taxonomy Presentation Linkbase Document.

* Furnished and not filed herewith

† Portions have been omitted pursuant to request for confidential treatment and the omitted portions have been separately filed with the Commission.