Form 10-Q
period 2013-12-31
FORWARD INDUSTRIES INC
filed 2014-02-13
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2013.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on  February 3, 2014, which is the latest practical date prior to the filing of this report, was 8,195,808 shares. 1

Forward Industries, Inc.

INDEX

PART I.		FINANCIAL INFORMATION	Page No.

	Item 1.	Financial Statements
		- Consolidated Balance Sheets as of December 31, 2013 (unaudited) and September 30, 2013..........................................................................................................................	4

		- Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three-Month Periods Ended December 31, 2013 and 2012.....................................................	5

		- Consolidated Statements of Cash Flows (unaudited) for the Three-Month Periods Ended December 31, 2013 and 2012.........................................................................................................	6

		- Notes to Consolidated Financial Statements (unaudited)..........................................................	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk....................................................	33
	Item 4.	Controls and Procedures.....................................................................................................................	33

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings.................................................................................................................................	35

	Item 1A.	Risk Factors............................................................................................................................................	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.......................................................	35

	Item 3.	Defaults Upon Senior Securities..........................................................................................................	35

	Item 4.	Mine Safety Disclosures........................................................................................................................	35

	Item 5.	Other Information...................................................................................................................................	35

	Item 6.	Exhibits.......................................................................................................................................................	35

		Signatures.................................................................................................................................................	36

		Certifications............................................................................................................................................	37

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

“OEM” refers to Original Equipment Manufacturer; and

“Retail” refers to the retail distribution channel.

Note Regarding Presentation of Financial Information

Certain figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments; accordingly, figures shown as totals in certain tables may not be an arithmetic aggregation of the figures that precede them.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(Unaudited)	(Note 1)
Assets:
Current assets:
Cash and cash equivalents.......................................................................................	$5,399,113	$6,616,995
Marketable securities.................................................................................................	1,169,743	1,080,747
Accounts receivable ..................................................................................................	6,079,326	4,382,406
Inventories...................................................................................................................	2,066,411	2,050,710
Prepaid expenses and other current assets............................................................	351,490	390,153
Assets of discontinued operations...........................................................................	336,263	339,382
Total current assets........................................................................................	15,402,346	14,860,393

Property and equipment, net....................................................................................	122,954	129,987
Other assets.................................................................................................................	40,961	40,493
Total Assets....................................................................................................................	$15,566,261	$15,030,873

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable.......................................................................................................	$3,857,167	$3,541,193
Accrued expenses and other current liabilities.......................................................	1,152,716	1,270,457
Liabilities of discontinued operations.....................................................................	3,176	25,438
Total current liabilities...................................................................................	5,013,059	4,837,088

Other liabilities............................................................................................................	82,811	82,811
Total Liabilities............................................................................................................	5,095,870	4,919,899

6% Senior Convertible Preferred Stock, par value $0.01 per share; 1,500,000 shares authorized; 648,846 shares issued and outstanding (aggregate liquidation value of $1,275,000)...........................................................................	746,280	716,664

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; 2,400,000 undesignated; no shares issued and outstanding...........................	--	--
Series A Participating Preferred stock, par value $0.01; 100,000 authorized; no shares issued and outstanding............................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,902,218 and 8,819,095 shares issued; and 8,195,808 and 8,112,685 shares outstanding, respectively...........................................................................	89,022	88,191
Additional paid-in capital..............................................................................................	17,991,289	17,965,327
Treasury stock, 706,410 shares at cost.......................................................................	(1,260,057)	(1,260,057)
Accumulated deficit.......................................................................................................	(7,076,171)	(7,378,700)
Accumulated other comprehensive loss.....................................................................	(19,972)	(20,451)
Total shareholders’ equity.............................................................................................	9,724,111	9,394,310
Total liabilities and shareholders’ equity...................................................................	$15,566,261	$15,030,873

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,
	2013	2012
Net sales..............................................................................................................	$8,415,477	$6,973,370
Cost of goods sold.............................................................................................	6,570,277	5,473,783
Gross profit.........................................................................................................	1,845,200	1,499,587

Operating expenses:
Sales and marketing.....................................................................................	616,707	477,381
General and administrative.........................................................................	856,491	1,074,038
Total operating expenses...................................................................	1,473,198	1,551,419

Income (loss) from operations..........................................................................	372,002	(51,832)

Other expense (income):
Interest income.............................................................................................	(8,518)	(1,820)
Loss (gain) on marketable securities, net.................................................	80,839	(242,371)
Other (income) expense, net.......................................................................	(47,162)	11,099
Total other expense (income), net....................................................	25,159	(233,092)

Income from continuing operations before income tax expense	346,843	181,260
Income tax expense............................................................................................	25	75
Income from continuing operations	346,818	181,185
Income (loss) from discontinued operations, net of tax expense of $0 and $920, respectively.................................................................................................	4,609	(42,420)
Net income..........................................................................................................	351,427	138,765
Preferred stock dividends and accretion...............................................	(48,898)	--
Net income applicable to common equity.......................................	$302,529	$138,765

Net income..........................................................................................................	$351,427	$138,765
Other comprehensive income:
Change in unrealized gains on marketable securities...........................	--	23,744
Translation adjustments............................................................................	479	5,615
Total other comprehensive income	479	29,359
Comprehensive income....................................................................................	$351,906	$168,124

Net income (loss) per basic and diluted common share:
Income from continuing operations................................................................	$0.04	$0.02
Income (loss) from discontinued operations.................................................	$0.00	$(0.00)
Net income per share........................................................................................	$0.04	$0.02

Weighted average number of common and common equivalent shares outstanding
Basic.............................................................................................................	8,160,571	8,106,897
Diluted..........................................................................................................	8,171,011	8,106,897

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
	2013	2012
Operating activities:
Net income............................................................................................................	$351,427	$138,765
Adjustments to reconcile net income to net cash used in operating activities:
Realized and unrealized loss (gain) on marketable securities...................	80,839	(242,371)
Change in fair value of warrant liability.......................................................	(51,908)	--
Share-based compensation...........................................................................	26,793	103,298
Depreciation and amortization......................................................................	18,103	17,248
Bad debt expense............................................................................................	--	32,648
Changes in operating assets and liabilities:
Accounts receivable.......................................................................................	(1,696,920)	2,630,562
Inventories.......................................................................................................	(15,701)	84,406
Prepaid expenses and other current assets................................................	41,314	253,613
Accounts payable..........................................................................................	293,712	(2,495,935)
Accrued expenses and other current liabilities.........................................	(65,354)	(813,228)
Net cash used in operating activities.............................................................	(1,017,695)	(290,994)

Investing activities:
Purchases of marketable securities.............................................................	(4,102,088)	(6,069,625)
Proceeds from sales of marketable securities............................................	3,932,253	5,456,984
Purchases of property and equipment.......................................................	(11,070)	(8,111)
Net cash used in investing activities.............................................................	(180,905)	(620,752)

Financing activities:
Dividends paid on senior convertible preferred stock.............................	(19,282)	--
Net cash used in financing activities.............................................................	(19,282)	--
Net decrease in cash and cash equivalents...................................................	(1,217,882)	(911,746)
Cash and cash equivalents at beginning of period.......................................	6,616,995	4,608,246

Cash and cash equivalents at end of period...................................................	$5,399,113	$3,696,500

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Income taxes.............................................................................................	--	$100
Supplemental Disclosures of Non-Cash Financing Activity:
Deferred preferred stock accretion........................................................	$29,619	--

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1    OVERVIEW

Forward Industries, Inc. (“Forward” or the “Company”) was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer and distributor of specialty and promotional products. The Company designs, markets, and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package its products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting & recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in the Americas, the EMEA Region, and the APAC Region. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China (refer to Note 10 – “Buying Agency and Supply Agreement”).

On June 21, 2012, the Company determined to exit its global Retail business and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business. The Retail business is presented as discontinued operations.

In the opinion of management, the accompanying consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the fiscal year ending September 30, 2014. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and with the disclosures and risk factors presented herein and therein, respectively. The September 30, 2013 consolidated balance sheet has been derived from the audited consolidated financial statements.

NOTE 2    ACCOUNTING POLICIES

Accounting Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward and its wholly owned subsidiaries (Forward US, Forward Switzerland, Forward HK, and Forward UK). All significant intercompany transactions and balances have been eliminated in consolidation.

 Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2                  ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts, short-term bonds, and certificates of deposit with original contractual maturities of three months or less, predominately in U.S. dollar denominated instruments. The Company may purchase these short-term bonds with anticipated maturity of 90 days or less at a premium or discount. The Company records these investments as cash and cash equivalents net of amortization of premium or discount. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed the Federal Deposit Insurance Corporation’s insured limits. At December 31, 2013 and September 30, 2013, this amount was approximately $5.1 million and $6.5 million (which includes $1.9 million and $1.4 million in a foreign bank at such dates, respectively), respectively. Historically, the Company has not experienced any losses due to such cash concentrations.

Marketable Securities

At December 31, 2013, the Company has investments in marketable securities that are classified as trading and are recorded at fair value with the corresponding unrealized holding gains or losses recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the consolidated balance sheet dates. The cost of marketable securities sold is determined by the specific identification method.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net ninety (90) days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. The Company did not require an allowance for doubtful accounts with respect to its continuing operations at December 31, 2013 and September 30, 2013.

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market.  Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. As reserved inventory is disposed of, the Company charges off the associated allowance.  In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history, and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. The Company did not require an allowance for obsolete inventory with respect to its continuing operations at December 31, 2013 or September 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2    ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the three-month periods ended December 31, 2013 and 2012, the Company recorded approximately $18,000 and $17,000 of depreciation and amortization expense from continuing operations, respectively.

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.  See Note 7 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statements of operations and comprehensive income and include accrued interest and penalties within the “accrued liabilities” in its consolidated balance sheets, if applicable. For the three month periods ended December 31, 2013 and 2012, no income tax related interest or penalties were assessed or recorded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2    ACCOUNTING POLICIES (CONTINUED)

6% Senior Convertible Preferred Stock (Continued)

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

Shipping and Handling Costs

The Company classifies shipping and handling costs including inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs associated with the Company’s Asia-based distribution capability, as a component of cost of goods sold in the accompanying consolidated statements of operations and comprehensive income.

Foreign Currency Transactions

The functional currency of the Company and its wholly-owned foreign subsidiaries is the U.S. dollar (except for Forward UK, which is the British Pound). Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations and comprehensive income. The approximate net gains (losses) from foreign currency transactions for continuing operations was $3,000 and $(11,000) for the three-month periods ended December 31, 2013 and 2012, respectively. Such foreign currency transaction losses were primarily the result of Euro denominated sales to certain customers.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is included as a component of shareholders’ equity consists of currency translation adjustments related to the Company’s foreign subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2    ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. The Company records its financial instruments that are accounted for under ASC 320, “Investments-Debt and Equity Securities” at fair value. In addition, the Company records its warrant liability at fair value. The determination of fair value is based upon the fair value framework established by ASC 820 “Fair Value Measurement” (“ASC 820”). ASC 820 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 – valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable, thus, reflecting assumptions about the market participants.

Share-Based Compensation

The Company recognizes share-based compensation in its consolidated statements of operations and comprehensive income at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 6 – “Share-Based Compensation”. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

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

	For the Three-Month Periods Ended December 31,
	2013	2012
Net sales............................................................................	$--	$384,196
Gross (loss) profit............................................................	(9,700)	152,108
Operating expenses.........................................................	(14,239)	(193,829)
Other (income) expense..................................................	(70)	221
Income (loss) from discontinued operations, net of tax expense of $0 and $920, respectively..........................................	$4,609	$(42,420)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3    DISCONTINUED OPERATIONS (CONTINUED)

Summarized assets and liabilities of discontinued operations are presented in the following table:

	December 31,	September 30,
	2013	2013
Accounts receivable........................................................	$280,034	$280,034
Prepaid assets and other current assets.......................	56,229	59,348
Total assets of discontinued operations..............	$336,263	$339,382

Accounts payable............................................................	$3,176	$25,438
Total liabilities of discontinued operations........	$3,176	$25,438

The above asset amounts as of December 31, 2013, include approximately $280,000 relating to expected payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release. G-Form paid $31,000 of the settlement in July 2013 with the balance due 60 days after delivery of the retail inventory, which occurred in August 2013. The Company has substantially completed its exit of its Retail business as of March 31, 2013. The Company has not had, and does not expect to have, any continuing involvement in the Retail business after this date.

NOTE 4    MARKETABLE SECURITIES

The Company classifies its marketable securities as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. Effective October 1, 2012, the Company changed its classification of marketable equity securities and corporate bonds from available-for-sale to trading. As a result of this reclassification, a gross gain of $4,764 and a gross loss of $(28,508) was reclassed out of accumulated other comprehensive income (loss) and charged to earnings using a specific identification basis. Equity securities are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy under ASC 820.  Corporate bonds are carried at amortized cost, which approximates market value. The corresponding unrealized holding gains or losses are recognized in earnings. The Company’s marketable securities are summarized in the table below.

	December 31,	September 30,
	2013	2013
Trading:
Cost............................................................	$1,230,467	$954,053
Unrealized Gains.......................................	52,164	174,940
Unrealized Losses....................................	(112,888)	(48,246)
Total Fair Value.................................	$1,169,743	$1,080,747

            The net (loss) gain on marketable securities for the three-month periods ended December 31, 2013 and 2012 was approximately $(81,000) and $242,000, respectively, in the accompanying consolidated statements of operations and comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4    MARKETABLE SECURITIES (CONTINUED)

The following table presents the Company’s fair value hierarchy for assets, consisting of marketable securities, measured at fair value on a recurring basis at December 31, 2013 and September 30, 2013:

	Level 1	Level 2	Level 3	Total

Equity securities.........................	$1,169,743	$--	$--	$1,169,743
Total assets at fair value at December 31, 2013...............	$1,169,743	$--	$--	$1,169,743

Equity securities........................	$1,080,747	$--	$--	$1,080,747
Total assets at fair value at September 30, 2013..............	$1,080,747	$--	$--	$1,080,747

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5      SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock with Warrants (Continued)

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

As of December 31, 2013 and September 30, 2013, the carrying value of the Convertible Preferred Stock was approximately $746,000 and $717,000, respectively, and is included on the Company’s consolidated balance sheets as temporary equity. The change in the carrying value, or accretion, of the Convertible Preferred Stock from the issuance dates to December 31, 2013 is classified as a preferred stock dividend and is included as a component of “Net income applicable to common equity” in calculating income per share, which was approximately $30,000 for the three month period ended December 31, 2013. As a result of the Convertible Preferred Stock containing a beneficial conversion feature, whereby the accounting conversion price is lower than the fair value of the common stock, the Company recorded a preferred stock dividend in the amount of approximately $508,000 for the fiscal year ended September 30, 2013. This amount has been recorded as an increase to additional paid in capital.

Dividends on the Convertible Preferred Stock are payable, on a cumulative basis, in cash, at the rate per annum of 6% of the Liquidation Preference (as defined below) and are payable quarterly, in arrears, on each March 31, June 30, September 30 and December 31, which commenced on September 30, 2013. The Company is prohibited from paying any dividend with respect to shares of Common Stock or other junior securities in any quarter unless full dividends are paid on the Convertible Preferred Stock in such quarter. Dividends on the Convertible Preferred Stock totaled approximately $19,000 for the three months ended December 31, 2013. These dividends, in addition to the accretion, totaled approximately $49,000 for the three months ended December 31, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5      SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock with Warrants (Continued)

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

As of December 31, 2013 and September 30, 2013, the liability associated with the Warrants was approximately $412,000 and $464,000 (net of issuance costs), respectively, and is included in the “Accrued expenses and other current liabilities” line of the Company’s consolidated balance sheets.

The fair value of the Warrants was determined using a Black-Scholes closed-form call option pricing model, which is considered a level 3 instrument under the fair value hierarchy. The fair value of the Warrants were estimated using the following assumptions as of December 31, 2013 and September 30, 2013.

	December 31, 2013	September 30, 2013
Risk-free interest rate	3.0%	2.6%
Dividend yield	--	--
Volatility	32.9%	30.0%
Expected term (in years)	10.0	10.3

The change in the fair value of the convertible preferred stock warrant liability for the three months ended December 31, 2013 is summarized below:

Balance at September 30, 2013	$493,123
Decrease in fair value	(51,908)
Balance at December 31, 2013	$441,215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5    SHAREHOLDERS’ EQUITY (CONTINUED)

The following table presents the Company's fair value hierarchy for liabilities, consisting of a warrant liability, measured at fair value, prior to issuance costs, on a recurring basis at December 31, 2013 and September 30, 2013.

	Level 1	Level 2	Level 3	Total
Warranty liability at December 31, 2013	$--	$--	$441,215	$441,215
Warranty liability at September 30, 2013	$--	$--	$493,123	$493,123

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

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of December 31, 2013, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three-month periods ended December 31, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5    SHAREHOLDERS’ EQUITY (CONTINUED)

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the three month period ended December 31, 2013 are summarized below:

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2013	$9,394,310	8,819,095	$88,191	$17,965,327	$(7,378,700)	706,410	$(1,260,057)	$(20,451)
Share-based compensation	26,793	83,123	831	25,962	--	--	--	--
Preferred stock accretion and dividends	(48,898)	--	--	--	(48,898)	--	--	--
Foreign currency translation	479	--	--	--	--	--	--	479
Net income	351,427	--	--	--	351,427	--	--	--
Balance at December 31, 2013	$9,724,111	8,902,218	$89,022	$17,991,289	$(7,076,171)	706,410	$(1,260,057)	$(19,972)

NOTE 6    SHARE-BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Under the 2011 Plan, as of December 31, 2013, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) has approved awards of stock options to purchase an aggregate of 1,322,500 shares of common stock to certain of the Company’s executive officers and employees (1,027,500 shares), a consultant (160,000 shares), non-employee directors (130,000 shares), and to a non-employee executive officer (5,000 shares).  Of these awards, as of December 31, 2013, 585,647 shares were forfeited and reverted to, and are eligible for re-grant under, the 2011 Plan.  The total shares of common stock available for grants of equity awards under the 2011 Plan was 113,147 as of December 31, 2013. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2011 Plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Options granted under a consulting agreement in November 2011 expire three years after the grant date and vested equally over the term of the consulting agreement, which concluded February 29, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION (CONTINUED)

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Under the 2007 Plan, the Compensation Committee approved awards of restricted common stock and stock options of 1,092,375, in the aggregate, to certain officers, employees and non-employee directors. Of these awards, as of December 31, 2013, 307,390 shares were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan.  The total shares of common stock available for grants of equity awards under the 2007 Plan was 15,015 as of December 31, 2013. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at December 31, 2013.

Stock Option Awards

Under the 2011 and 2007 Plans, the Compensation Committee has approved awards of stock options to purchase an aggregate of 1,770,000 shares of common stock to the Company’s current and certain former non-employee directors, to certain key employees, to current and certain former Company officers, and to a consultant, of which awards covering 255,000 shares from the 2007 Plan and 559,000 shares from the 2011 Plan of common stock were forfeited, with such shares reverting to the respective plans and eligible for grant. The exercise prices of the awards granted was, in each case equal, to the closing market value of the Company’s common stock on the Nasdaq Stock Market on the various grant dates.

The Company recognized compensation expense of approximately $27,000 and $64,000 in continuing operations for stock option awards in its consolidated statements of operations and comprehensive income for the three-month periods ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, there was approximately $123,000 of total unrecognized compensation cost related to 357,334 shares of unvested stock option awards granted under the 2007 and 2011 Plans, which is expected to be recognized over the remainder of the weighted average vesting period (extending to August 2016).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

The following table summarizes stock option activity under the 2011 Plan and 2007 Plan, from September 30, 2013 through December 31, 2013 (there was no activity during such period with respect to the 1996 Plan grants):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	897,000	$2.98	6.1	$ --
Granted..............................................	32,500	1.59	10.0	--
Exercised...........................................	--	--	--	--
Forfeited............................................	(28,500)	3.61	--	--
Expired..............................................	--	--	--	--
Outstanding at December 31, 2013	901,000	$2.91	5.9	$19,200

Options expected to vest at December 31, 2013........................	317,751	$3.68	8.1	$--

Options vested and exercisable at December 31, 2013........................	543,666	$2.84	4.6	$19,200

During the three-month period ended December 31, 2013, the Company granted 32,500 stock options at a weighted average grant date fair value of $0.90. During the three-month period ended December 31, 2012, the Company granted 120,000 stock options at a weighted average grant date fair value of $0.61.

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Three-Month Periods Ended December 31,
	2013	2012
Expected term (in years)....	5.0	5.0
Risk-free interest rate..........	1.5%	0.6% – 0.7%
Expected volatility..............	67.6%	70.0% - 70.4%
Expected dividend yield.....	0%	0%
Forfeiture rate......................	10%	5%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION (CONTINUED)

Restricted Stock Awards

Under the 2011 Plan and 2007 Plan, the Compensation Committee has approved and granted awards of 644,875 shares of restricted stock, in the aggregate, to certain key employees and current non-employee directors. Of these awards, 243,257 shares have vested, 40,671 shares have been forfeited, and  38,366 shares have expired. Such forfeited and expired shares have reverted to, and are eligible for re-grant under, the 2007 Plan. Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates of the grant date, typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the closing market value of the Company’s common stock as quoted on the Nasdaq Stock Market on the grant date. During the three-month periods ended December 31, 2013 and 2012, the Company recognized approximately $(1,000) and $39,000, respectively, of compensation in continuing operations in its consolidated statements of operations and comprehensive income related to restricted stock awards.

The following table summarizes restricted stock activity under the 2011 Plan and 2007 Plan from September 30, 2013 through December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2013.........	371,375	$1.16
Changes during the period:
Shares granted..................................................	90,000	1.59
Shares vested....................................................	(83,123)	1.16
Shares forfeited.................................................	(40,671)	1.16
Shares expired....................................................	(15,000)	1.16
Non-vested balance at December 31, 2013...........	322,581	$1.28

                As of December 31, 2013, there was approximately $256,000 of total unrecognized compensation cost related shares of unvested restricted stock awards (reflected in the table above) granted under the 2011 Plan and 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods. The total grant date fair value of restricted stock that vested during the three-month period ended December 31, 2013 was approximately $96,000.

Warrants

    As of December 31, 2013, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 issued in fiscal year ended 1999 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Commission. As of December 31, 2013, no such registration statement has been filed with the Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7   INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States Federal and State, and foreign components:

	For the Three-Month Periods Ended December 31,
	2013	2012
Current:
Federal	$--	$ --
State	$25	75
Foreign	--	920

Deferred:
Federal	78,964	113,440
State	4,502	6,471
Foreign	8,372	(9,906)

Change in valuation allowance	(91,838)	(110,005)
Income tax (benefit) expense	$25	$995

Income tax expense from discontinued operations of approximately $920 recorded in the three-month period ended December 31, 2012, is attributable to Forward UK.

As of December 31, 2013, and September 30, 2013, the Company has no unrecognized income tax benefits. At December 31, 2013, the Company had available total net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $7,264,000 and $3,251,000, respectively, expiring through 2034, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $2,334,000 and $319,000, respectively. In addition, at December 31, 2013, the Company had total available net operating loss carryforwards for foreign income tax purposes of approximately $4,834,000 resulting in a deferred tax asset of $425,000 approximately, expiring through 2020.  Total net deferred tax assets, before valuation allowances, was $3,742,000 at December 31, 2013 and $3,841,000 at September 30, 2013, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested; therefore, in accordance with U.S. generally accepted accounting principles, no provision for U.S. Federal and state income taxes would result. As of December 31, 2013, there were no accumulated earnings of any of the Company’s foreign subsidiaries.

As of December 31, 2013, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its total deferred tax assets. As of December 31, 2013 and September 30, 2013, the valuation allowances were approximately $3,742,000 and $3,841,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income tax expense (benefit)” line item of the Company’s consolidated statements of operations and comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7    INCOME TAXES (CONTINUED)

All fiscal years prior to the fiscal year ended September 30, 2010 are closed to Federal and State examination, except with respect to net operating losses generated in prior fiscal years.

NOTE 8    INCOME PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and conversion of 6% Senior Convertible Preferred Stock and warrants computed using the if-converted method. Diluted income per share data for the three-month periods ended December 31, 2013 and 2012, exclude 2,225,265 and 972,000 of outstanding common-equivalent shares as inclusion of such shares would be anti-dilutive.

NOTE 9   COMMITMENTS AND CONTINGENCIES

Employment and Agreements

Robert Garrett, Jr. Employment Agreement

Under his employment agreement, which was effective as of March 1, 2012, Mr. Robert Garrett, Jr. is currently employed as the Company’s Chief Executive Officer and his annual salary is $250,000 (and effective March 1, 2014, $300,000 per annum). In executing his employment agreement, Mr. Garrett received a signing bonus of $9,167. During the fiscal year ended September 30, 2012 (Mr. Garrett’s first year of employment), he received a bonus of $50,000.  In addition, during each year of his employment, Mr. Garrett is eligible to receive an annual bonus at the discretion of the Compensation Committee in a combination of cash or equity-based compensation. Mr. Garrett received a total bonus of $100,000 for the fiscal year ended September 30, 2013. Mr. Garrett’s employment agreement also entitles him to awards of stock options to purchase an aggregate of 200,000 shares of the Company’s common stock pursuant to the 2011 Plan, which have been granted in their entirety.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9   COMMITMENTS AND CONTINGENCIES (CONTINUED)

James O. McKenna III Employment Agreement

James O. McKenna III serves as the Company’s Chief Financial Officer, Treasurer and Assistant Secretary pursuant to an Amended Employment Agreement, dated as of April 1, 2011 (the “Employment Agreement”), between the Company and Mr. McKenna.  On November 8, 2012, Mr. McKenna’s Employment Agreement was further amended (the “Amendment”) in connection with the logistical coordination, planning and implementation of the move of the Company’s executive offices to West Palm Beach, Florida from Santa Monica, California, and his relocation from California to Florida at the Company’s request. Among other things, the Amendment reduced his base salary to $210,000 per annum from $225,000 per annum, eliminated his housing allowance of $90,000 per annum (paid pursuant to the Employment Agreement), and provided for a bonus payment in the amount of $172,456, less applicable withholdings and deductions, all subject to the provisions provided in the Amendment. Approximately $86,000 of such bonus payment was attributed as a bonus to Mr. McKenna in the fiscal year ended September 30, 2012, and half of the remainder was attributed to Mr. McKenna’s bonus in the fiscal year ended September 30, 2013. Mr. McKenna received a total bonus of $86,000 for the fiscal year ended September 30, 2013. Of this bonus, half represented a cash payout and the other half reduced a portion of the remainder of Mr. McKenna’s bonus prepayment from the fiscal year ended September 30, 2012 as previously described. The Company expensed the remainder as an estimated bonus for Mr. McKenna in continuing operations for the fiscal year ended September 30, 2013. The term of the Employment Agreement expires on December 31, 2013, with automatic renewal for successive terms of one year each.  Pursuant to the Employment Agreement, Mr. McKenna is entitled to a payment equal to one year of his salary as severance in the event of his termination “without cause” and termination for “good reason” (as such terms are defined in the Employment Agreement).

Guarantee Obligation

In February 2010, Forward Switzerland and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement (the “Representation Agreement”) whereby, among other things, the European logistics provider agreed to act as Forward Switzerland’s Fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, which succeeds a substantially similar agreement (except as to the amount and term of the undertaking) between the parties that expired June 30, 2009, Forward Switzerland agreed to provide an undertaking (in the form of a bank letter of guarantee) to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on its behalf.

As of February 1, 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $103,000 as of December 31, 2013) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  Forward Switzerland would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company’s sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Guarantee Obligation (Continued)

The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods until February 28, 2014, unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $1,913,000 at December 31, 2013). As of December 31, 2013, the Company had not incurred a liability in connection with this guarantee.

NOTE 10  BUYING AGENCY AND SUPPLY AGREEMENT

On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”), dated as of March 7, 2012.  The Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region.  The Company will purchase products at Forward China’s cost and pay a service fee on the net purchase price.  The Agreement terminates on March 11, 2014, subject to renewal.  Terence Wise, a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, owns shares of the Company’s common stock. The Company recognized approximately $295,000 and $252,000, respectively, during the three-month periods ended December 31, 2013 and 2012 of Forward China service fees, which are included as a component of costs of goods sold in continuing operations in the accompanying consolidated statements of operations and comprehensive income.

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

Pursuant to the Agreement, LCA is authorized, subject to supervision of the Investment Committee of the Board and the terms and conditions of the Agreement, to take all actions and make all decisions regarding the investment and reinvestment of the assets of the Account utilizing the Investment Strategy (as defined in the Agreement).  As compensation for its services to the Company, LCA shall be entitled to advisory fees, comprised of an asset-based fee and a performance fee, as provided in the Agreement.  The asset-based fee will equal 1% per annum of the average Account Net Asset Value (“Account NAV”).  The performance fee will equal 20% of the increase (if any) in the Account NAV over an annual period. No performance fee will be payable for any annual period in which the Account NAV at the end of such annual period is below the highest Account NAV at the end of any previous annual period. In addition to such advisory fees, the Company will reimburse LCA for certain investment and operational expenses.  Under the Agreement, the Company or its designees may make cash withdrawals from the Account on March 31, June 30, September 30 or December 31 of each year upon 45 days’ prior written notice to LCA; provided, that, in the event of a breach of certain terms of the Agreement, the Company may make a complete cash withdrawal from the Account immediately without LCA’s consent. During the three-month period ended December 31, 2013, the Company recognized approximately $3,000 of expense in continuing operations in its consolidated statement of operations and comprehensive income related to asset based advisory fees. The Company has not recorded any expense related to performance based advisory fees during the three-month periods ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11  INVESTMENT MANAGEMENT AGREEMENT (CONTINUED)

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

The Company did not invest any additional funds with LCA during the three month periods ended December 31, 2013 and 2012.

During the three month periods ended December 31, 2013 and 2012, the Company purchased approximately $4,102,000 and $6,070,000 of marketable securities, respectively. During the three month periods ended December 31, 2013 and 2012, the Company sold approximately $3,940,000 and $5,457,000 of marketable securities, respectively. As a result of these activities, the Company recognized approximately $(81,000) and $242,000 of net investment (losses) gains during the three month periods ended December 31, 2013 and 2012, respectively.

NOTE 12  LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of December 31, 2013, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 13  OPERATING SEGMENT INFORMATION

As of December 31, 2013, the Company reported and managed its continuing operations based on a single operating segment: the design and distribution of carry and protective solutions, primarily for hand held electronic devices. Products designed and distributed by this segment include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). This segment operates in geographic regions that include primarily the APAC Region, the Americas, and the EMEA Region. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13  OPERATING SEGMENT INFORMATION (CONTINUED)

Revenues from External Customers

The following table presents net sales by geographic region.

	(dollars in millions)
	For the Three-Month Periods Ended December 31,
	2013	2012
Americas:
United States..............................................	$2.4	$2.7
Other............................................................	0.1	0.2
Total Americas....................................	$2.5	$2.9

APAC:
Hong Kong.................................................	$2.2	$1.2
Other............................................................	1.2	0.9
Total APAC Region............................	$3.4	$2.1

EMEA:
Germany......................................................	$1.3	$1.2
Poland.........................................................	1.1	0.7
Other...........................................................	0.1	0.1
Total EMEA Region............................	$2.5	$2.0
Total net sales.................................................	$8.4	$7.0

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting predominately of property and equipment, by geographic region are as follows:

	(dollars in thousands)
	As of December 31, 2013	As of September 30, 2013
Americas...................................................	$164	$169
EMEA........................................................	--	1
Total Long-Lived Assets (net)................	$164	$170

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2013 (the “2014 Quarter”), with those for the three months ended December 31, 2012 (the “2013 Quarter”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”,  “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology.  Forward-looking statements may include projections, forecasts, or estimates of future performance and developments.  Forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report on Form 10-Q.  Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control.  Actual results, factors, developments, and events may differ materially from those we assumed and assessed.  Risks, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, could cause our future operating results to differ materially from those set forth in any forward-looking statement.  There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

BUSINESS OVERVIEW

Trends and Economic Environment

In June 2012, the Company made the strategic decision to focus solely on its core OEM business. Initially, we implemented several key restructuring measures in order to improve our operating performance and return the Company to profitability. These actions included replacing our legacy sourcing and quality assurance infrastructure with a variable lower cost solution through our use of an exclusive Asia-based sourcing agent (see Note 10 in our Notes to our Consolidated Financial Statements) and rationalizing our fixed operating expenses, including office closures and headcount reductions. Our financial results for the 2014 Quarter reflect the impact of these restructuring measures.

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

In addition to our investments to grow and diversify our business organically, we are beginning an active search process to identify potential acquisition targets that would allow us to further leverage our operating infrastructure.  We anticipate that this search process will be ongoing with the goal of identifying prospective target companies that, if acquired, would be accretive to our organic results.

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

We discuss the material accounting policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”.  There has been no material change in critical accounting policies or estimates since September 30, 2013.

The notes to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2013, and the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q contain additional information related to our accounting policies and should be read in conjunction with the following discussion and analysis relating to our overall financial performance, operations and financial position.

Marketable Securities

At December 31, 2013, the Company has investments in marketable securities that are classified as trading and are recorded at fair value with the corresponding unrealized holding gains or losses recognized in earnings. The fair value of marketable securities is determined based on quoted market prices at the consolidated balance sheet dates. The cost of marketable securities sold is determined by the specific identification method. Refer to Note 4 “Marketable Securities” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Warrants

In accordance with ASC 815-40, our warrants have been classified as a liability, at fair value, as a result of a related registration rights agreement that contains certain requirements for registering the underlying common shares, but have no provision for penalties upon the failure to register. The fair value of the warrants is determined using a Black-Scholes closed-form call option pricing model. At each balance sheet date the fair value of the warrant liability is marked-to-market each reporting period with the change in fair value reported in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

Preferred Stock Beneficial Conversion Feature

    On the date of issuance, the fair value, or carrying amount, of the securities could be converted into common stock at a discount to the market price of the underlying common stock at the conversion date. Such embedded “beneficial conversion feature”, which is equal to the difference between the accounting conversion price and the fair value of the common stock, is analogous to a dividend and has been recorded as a return to preferred stockholders as of the date of issuance, which is the earliest possible conversion date. As a result of the dividend being recorded upon issuance, there will be no future impact on the Company’s consolidated financial statements.

Results of Operations for the 2014 Quarter compared to the 2013 Quarter

Income from Continuing Operations

Income from continuing operations increased $0.2 million, or 91%, to $0.3 million in the 2014 Quarter compared to $0.2 million in the 2013 Quarter. The improvement is primarily due to increased gross profit on a higher sales base, and, to a lesser extent, lower general and administrative expenses. These improvements were offset, in part, by a change in Other expense (income), net, as reflected in the table below:

Main Components of Income from Continuing Operations
	(thousands of dollars)
	2014 Quarter	2013 Quarter	Increase (Decrease)
Net sales...........................................................	$8,415	$6,973	$1,442

Gross profit.......................................................	1,845	1,500	345
Sales and marketing expenses.......................	617	477	140
General and administrative expenses............	856	1,074	(218)
Other expense (income), net...........................	25	(233)	258
Income tax expense..........................................	--	--	--
Income from Continuing Operations..........	$347	$181	$166

Income from continuing operations per basic and diluted share was $0.04 and $0.02 for the 2014 Quarter and 2013 Quarter, respectively.

Net Sales

Net sales in the 2014 Quarter increased $1.4 million, or 21%, to $8.4 million from $7.0 million in the 2013 Quarter primarily due to higher sales of Diabetic products, and to a lesser extent, higher sales of Other products. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Net Sales for 2014 Quarter (millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products.............................	$2.6	$1.7	$2.1	$6.4
Other products..................................	0.8	0.8	0.5	2.0
Total net sales.............................	$3.4	$2.5	$2.5	$8.4

Net Sales for 2013 Quarter (millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products.............................	$1.6	$1.8	$1.8	$5.2
Other products..................................	0.5	1.1	0.2	1.8
Total net sales.............................	$2.1	$2.9	$2.0	$7.0

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

Sales of Diabetic products increased $1.2 million to $6.4 million in the 2014 Quarter, from $5.2 million in the 2013 Quarter. This increase was primarily due to higher sales in respect of three legacy programs with Diabetic Customer A. To a lesser extent, higher sales in respect of one new program and one legacy program with Diabetic Customer B also contributed to the increase in Diabetic products sales in the 2014 Quarter. These increases were offset, in part, by a decline in the aggregate sales to all other Diabetic products customers, none of which were individually material.

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

		(millions of dollars)
	2014 Quarter	2013 Quarter	Increase (Decrease)
Diabetic Customer A........................	$2.2	$1.2	$1.0
Diabetic Customer B........................	1.2	1.0	0.2
Diabetic Customer C........................	1.5	1.5	--
Diabetic Customer D........................	1.1	1.1	--
All other Diabetic Customers.........	0.3	0.4	(0.1)
Totals.........................................	$6.4	$5.2	$1.2

Sales of carrying cases for blood glucose monitoring kits represented 76% and 74% of our total net sales in the 2014 Quarter and 2013 Quarter, respectively.

Other Product Sales

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as smartphones, tablets, GPS devices, and bar code scanners), as well as a variety of other products (such as firearms, sporting, and other recreational products) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of Other Products increased approximately $0.2 million to $2.0 million in the 2014 Quarter from $1.8 million in the 2013 Quarter. This increase was primarily due to $0.2 million in higher sales contributed by several new programs with a larger, long-standing, sports and recreational customer, which contributed $0.4 million to our Other Products sales in the 2014 Quarter. This increase was offset, in part, by a $0.1 million decline in sales to a GPS customer, which had contributed $0.4 million to Other Products sales in the 2014 Quarter. Decreases in several other customer accounts, of which none were individually material, also served to dampen the overall increase in sales of Other products in the 2014 Quarter.

Sales of Other Products represented 24% and 26% of our net sales in the 2014 Quarter and 2013 Quarter, respectively.

Gross Profit

Gross profit increased $0.3 million, or 23%, to $1.8 million in the 2014 Quarter from $1.5 million in the 2013 Quarter primarily as a result of the higher sales level achieved in the 2014 Quarter. As a percentage of sales, our gross profit was 22% in the 2014 Quarter and 2013 Quarter.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.1 million, or 29%, to $0.6 million in the 2014 Quarter compared to $0.5 million in the 2013 Quarter due primarily to higher personnel costs. Personnel costs increased $0.1 million, or 27%, in the 2014 Quarter primarily as a result of expanding and restructuring our sales and sales support departments. Increases in other components of “Sales and Marketing Expenses” were not material, individually, or in the aggregate.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million, or 20% to $0.9 million in the 2014 Quarter from $1.1 million in the 2013 Quarter due primarily to lower personnel costs, travel and entertainment costs, and professional fees. Personnel costs decreased $0.1 million, or 20%, primarily due to incentive bonuses and contract employee fees incurred in the 2013 Quarter as part of our restructuring. Also, as a result of our restructuring, travel and entertainment costs were higher in the 2013 Quarter. Professional fees decreased $0.1 million, or 24%, in the 2014 Quarter due primarily to legal fees incurred in connection with certain litigation incurred in the 2013 Quarter. Fluctuations in other components of “General and Administrative Expenses” were not material, individually, or in the aggregate.

Other Expense (income), net

Other expense (income), net, consisting primarily of realized and unrealized gains and losses on investments in marketable securities, was $25 thousand of expense in the 2014 Quarter compared to $0.2 million of income in the 2013 Quarter. This fluctuation was due primarily to $0.5 million of realized and unrealized losses on investments in marketable securities in the 2014 Quarter, which were offset in part by realized and unrealized gains on investments in marketable securities of $0.4 million in the 2014 Quarter. In the 2013 Quarter investments in marketable securities resulted in $0.4 million of realized and unrealized gains on investments in marketable securities, which were offset in part by $0.1 million of realized and unrealized losses on investments in marketable securities.

RESULTS OF DISCONTINUED OPERATION FOR THE 2014 QUARTER COMPARED TO THE 2013 QUARTER

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

Income (loss) from Discontinued Operations

Income from discontinued operations was $5 thousand in the 2014 Quarter compared to a loss of $(42) thousand in the 2013 Quarter.

In the 2014 Quarter, discontinued operations consisted of $10 thousand in customs and duties costs incurred in connection with the sale of certain retail inventory to G-Form, which were offset by $14 thousand in recoveries of accounts receivable previously deemed uncollectable. In the 2013 Quarter, discontinued operations generated $0.2 million of gross profit on $0.4 million of net sales and incurred $0.2 million of operating expenses.

Income (loss) from discontinued operations per basic and diluted share was $0.00 for the 2014 Quarter and $(0.00) 2013 Quarter, respectively.

Liquidity and Capital Resources

   During the 2014 Quarter, we used $1.0 million of cash in operations, which consisted of net income of $0.4 million, adjusted by $0.1 million for non-cash items (primarily realized and unrealized losses on marketable securities and share based compensation, offset by a change in the fair value of the warrant liability), and a net use in working capital items of $1.4 million. As to working capital items, cash used in operating activities consisted of increases in accounts receivable and inventory of $1.7 million and $16 thousand, respectively, as well as a decrease in accrued expenses and other current liabilities of $0.1 million.

These changes were offset, in part, by cash generated from operating activities consisting of an increase in accounts payable and a decrease in prepaid and other current assets of $0.3 million and $41 thousand, respectively.

The increase in accounts receivable is primarily due to the timing and higher volume of sales recorded in the 2014 Quarter compared to the 2013 Quarter. The decrease in accrued expenses and other current liabilities is primarily due to bonuses paid in the 2014 Quarter that were accrued for as of September 30, 2013. The increase in accounts payable is primarily due to higher purchases of inventory in the 2014 Quarter compared to the three month period ended September 30, 2013.

During the 2013 Quarter, we used $0.3 million of cash in operations, which consisted of net income of $0.1 million adjusted by $0.1 million for non-cash items and a net use in working capital items of $0.3 million. As to working capital items, cash used in operating activities consisted of decreases in accounts payable and accrued expenses and other current liabilities of $2.5 million and $0.8 million, respectively. These changes were offset, in part, by decreases in accounts receivable, inventories, and prepaid and other current assets of $2.6 million, $0.1 million, and $0.3 million, respectively.

In the 2014 Quarter, net investing activities used $0.2 million, which consisted of $4.1 million used for purchases of marketable equity securities, $3.9 million generated from sales of marketable equity securities, and $11 thousand used for purchases of property and equipment. In the 2013 Quarter, net investing activities used $0.6 million of cash, which consisted of $6.1 million used for purchases of marketable equity securities, $5.5 million generated from sales of marketable equity securities, and $8 thousand used for purchases of property and equipment.

                In the 2014 Quarter, net financing activities used $19 thousand to pay dividends on the 6% Senior Convertible Preferred Stock. There were no financing activities in the 2013 Quarter.

At December 31, 2013, our current ratio (current assets divided by current liabilities) was 3.07 ; our quick ratio (current assets less inventories divided by current liabilities) was 2.66; and our working capital (current assets less current liabilities) was $10.3 million.  As of such date, we had no short or long-term debt outstanding.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the 2014 Quarter, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in internal control

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the 2014 Quarter.  In connection with our restatement of the results of operations for the quarter ended June 30, 2013, we identified the following deficiencies in the design and operation of the Company’s disclosure controls and procedures:

Convertible Preferred Stock and Warrants

In connection with our restatement of results of operations for the three-month period ended June 30, 2013, our Principal Executive Officer and our Principal Financial Officer concluded that Forward did not maintain effective controls over the accounting and financial disclosures for its sale of Convertible Preferred Stock and Warrants to accredited investors through a private placement. Specifically, controls were not designed effectively to provide reasonable assurance that the purchase price of the Securities was allocated properly between the Convertible Preferred Stock and Warrants. The material weakness resulted in an error in the accounting and financial disclosure of the embedded beneficial conversion feature of the Convertible Preferred Stock that resulted in a correction of Forward’s consolidated financial statements for the quarter ended June 30, 2013. Additionally, this material weakness could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

In the 2014 Quarter, we implemented additional controls related to the process for evaluating the impact of complex non-routine financing transactions, such as engaging outside experts to assist in determining the proper valuation and accounting treatment for securities through private placements.  In addition, we restated our financial statements for the three- and nine-month periods ended June 30, 2013 to correct the error related to the material weakness.

Communication of Significant Financial Matters

In addition, in December of 2013, the management of the Company became aware of a failure in the operation of its designed internal controls to ensure that the communication of significant financial matters are made known to senior management, including the Company’s Chief Financial Officer. This failure resulted in the omission of the accrual of a certain item of expense.

In the 2014 Quarter, we implemented a policy to provide for the communication of all material financial events to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions to be made. Such a policy will require all significant contracts to be entered into, and all significant financial decisions to be made, by our Principal Executive Officer or Principal Financial Officer. As a result of such remedial action, management has concluded that, as of December 31, 2013, the above identified material weakness in our internal control over financial reporting has been fully remediated.

We determined that the deficiencies described above constituted “material weaknesses” in our internal control over financial reporting. In the 2014 Quarter, we completed the remediation of the aforementioned material weaknesses in our internal controls over financial reporting.

Except as described above, our Principal Executive Officer and our Principal Financial Officer concluded that no other changes occurred in the Company’s internal control over financial reporting during the 2014 Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of December 31, 2013, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A. RISK FACTORS

        Please review our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, for a complete statement of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 on page 27 of this Quarterly Report on Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of certain of such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

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

Dated: February 13, 2014
FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Robert Garrett, Jr
Robert Garrett, Jr.
Chief Executive Officer
(Principal Executive Officer)

By: /s/ James O. McKenna III
James O. McKenna III
Chief Financial Officer
(Principal Financial and Accounting Officer)