Form 10-Q
period 2014-03-31
FORWARD INDUSTRIES INC
filed 2014-05-15
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2014.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on  May 1, 2014, which is the latest practical date prior to the filing of this report, was 8,195,808 shares.

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
“Forward US” refers to Forward Industries’ wholly owned subsidiary Forward Industries (IN), Inc., an Indiana corporation;
“Forward Switzerland” refers to Forward Industries’ wholly owned subsidiary Forward Industries (Switzerland) GmbH, a Swiss corporation;

 “Forward UK” refers to Forward Industries’ former wholly owned subsidiary Forward Ind. (UK) Limited, a limited company of England and Wales;

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

“Fiscal 2014” refers to our fiscal year ending September 30, 2014;
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

 PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2014	2013
	(Unaudited)	(Note 1)
Assets:
Current assets:
Cash and cash equivalents...........................................................................................	$6,125,422	$6,616,995
Marketable securities.....................................................................................................	1,226,127	1,080,747
Accounts receivable ......................................................................................................	4,567,664	4,382,406
Inventories.......................................................................................................................	2,112,229	2,050,710
Prepaid expenses and other current assets................................................................	438,039	390,153
Assets of discontinued operations...............................................................................	280,034	339,382
Total current assets............................................................................................	14,749,515	14,860,393

Property and equipment, net........................................................................................	111,182	129,987
Other assets.....................................................................................................................	70,071	40,493
Total Assets........................................................................................................................	$14,930,768	$15,030,873

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$1,113,845	$3,433,408
Due to Forward China.....................................................................................................	2,046,982	107,785
Accrued expenses and other current liabilities...........................................................	829,120	1,270,457
Liabilities of discontinued operations.........................................................................	6,261	25,438
Total current liabilities.......................................................................................	3,996,208	4,837,088

Other liabilities................................................................................................................	82,811	82,811
Total Liabilities................................................................................................................	4,079,019	4,919,899

6% Senior Convertible Preferred Stock, par value $0.01 per share; 1,500,000 shares authorized; 648,846 shares issued and outstanding (aggregate liquidation value of $1,275,000)...........................................................................	774,990	716,664

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; 2,400,000 undesignated; no undesignated shares issued and outstanding..	--	--
Series A Participating Preferred stock, par value $0.01; 100,000 authorized; no shares issued and outstanding............................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,902,218 and 8,819,095 shares issued; and 8,195,808 and 8,112,685 shares outstanding, respectively...........................................................................	89,022	88,191
Additional paid-in capital..............................................................................................	18,692,449	17,965,327
Treasury stock, 706,410 shares at cost.......................................................................	(1,260,057)	(1,260,057)
Accumulated deficit.......................................................................................................	(7,424,758)	(7,378,700)
Accumulated other comprehensive loss.....................................................................	(19,897)	(20,451)
Total shareholders’ equity.............................................................................................	10,076,759	9,394,310
Total liabilities and shareholders’ equity...................................................................	$14,930,768	$15,030,873

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales............................................................................	$6,699,881	$7,786,726	$15,115,358	$14,760,096
Cost of goods sold..........................................................	5,296,250	6,298,968	11,866,527	11,802,308
Gross profit......................................................................	1,403,631	1,487,758	3,248,831	2,957,788

Operating expenses:
Sales and marketing................................................	725,240	510,748	1,341,947	958,572
General and administrative....................................	811,769	770,772	1,668,260	1,844,810
Total operating expenses..............................	1,537,009	1,281,520	3,010,207	2,803,382

(Loss) income from operations...................................	(133,378)	206,238	238,624	154,406

Other expense (income):
Interest (income) expense......................................	(9,212)	1,645	(17,730)	256
(Gain) loss on marketable securities, net.............	(41,407)	(85,846)	39,433	(328,217)
Other expense (income), net..................................	199,422	3,514	152,259	14,182
Total other expense (income), net...............	148,803	(80,687)	173,962	(313,779)

(Loss) income from continuing operations before income tax expense	(282,181)	286,925	64,662	468,185
Income tax expense........................................................	438	432	463	507
(Loss) income from continuing operations	(282,619)	286,493	64,199	467,678
Loss from discontinued operations, net of tax expense of $0 and $2,055, and $0 and $2,975, respectively....	(18,395)	(138,419)	(13,786)	(180,839)
Net (loss) income............................................................	(301,014)	148,074	50,413	286,839
Preferred stock dividends and accretion............	(47,572)	--	(96,471)	--
Net (loss) income applicable to common equity	$(348,586)	$148,074	$(46,058)	$286,839

Net (loss) income............................................................	$(301,014)	$148,074	$50,413	$286,839
Other comprehensive income (loss):
Change in unrealized gains on marketable securities	--	--	--	23,744
Translation adjustments........................................	554	(14,816)	1,033	(9,201)
Total other comprehensive income (loss)	554	(14,816)	1,033	14,543
Comprehensive (loss) income.....................................	$(300,460)	$133,258	$51,446	$301,382

Net (loss) income per basic and diluted common share:
(Loss) income from continuing operations..............	$(0.04)	$0.04	$(0.01)	$0.06
Loss from discontinued operations..........................	$(0.00)	$(0.02)	$(0.00)	$(0.02)
Net (loss) income per share......................................	$(0.04)	$0.02	$(0.01)	$0.04

Weighted average number of common and common equivalent shares outstanding
Basic......................................................................	8,195,808	8,112,685	8,177,996	8,109,759
Diluted...................................................................	8,195,808	8,127,071	8,177,996	8,124,145

The accompanying notes are an integral part of the consolidated financial statements.

5

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2014	2013
Operating activities:
Net income.......................................................................................................................	$50,413	$286,839
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability...................................................................	136,258	--
Share-based compensation.......................................................................................	128,024	226,490
Realized and unrealized loss (gain) on marketable securities..............................	39,432	(328,217)
Depreciation and amortization..................................................................................	34,011	36,094
Bad debt expense.......................................................................................................	--	103,710
Deferred rent...............................................................................................................	(16,581)	--
Changes in operating assets and liabilities:
Accounts receivable..................................................................................................	(185,257)	2,714,549
Inventories..................................................................................................................	(61,519)	1,102,098
Prepaid expenses and other current assets............................................................	11,461	44,658
Accounts payable......................................................................................................	(398,989)	(3,171,903)
Accrued expenses and other current liabilities......................................................	9,337	(1,219,221)
Net cash used in operating activities.........................................................................	(253,410)	(204,903)

Investing activities:
Purchases of marketable securities.........................................................................	(5,398,477)	(38,496,126)
Proceeds from sales of marketable securities........................................................	5,213,665	38,146,602
Purchases of property and equipment...................................................................	(15,206)	(29,510)
Net cash used in investing activities........................................................................	(200,018)	(379,034)

Financing activities:
Dividends paid on senior convertible preferred stock........................................	(38,145)	--
Net cash used in financing activities.......................................................................	(38,145)	--
Net decrease in cash and cash equivalents.............................................................	(491,573)	(583,937)
Cash and cash equivalents at beginning of period.................................................	6,616,995	4,608,246

Cash and cash equivalents at end of period...........................................................	$6,125,422	$4,024,309

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Income taxes.......................................................................................................	--	$507
Supplemental Disclosures of Non-Cash Financing Activity:
Preferred stock accretion.................................................................................	$58,326	--
Reclassification of warrant liability................................................................	$629,381	--

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1    OVERVIEW

Forward Industries, Inc. (“Forward” or the “Company”) was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer and distributor of specialty and promotional products. The Company designs, markets, and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package its products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting & recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in the Americas, Europe, and the APAC Region. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China (refer to Note 10 – “Buying Agency and Supply Agreement”).

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward and its wholly owned subsidiaries (Forward US, Forward Switzerland, and Forward UK). All significant intercompany transactions and balances have been eliminated in consolidation.

 Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2                  ACCOUNTING POLICIES (CONTINUED)

6% Senior Convertible Preferred Stock

Warrants

In accordance with ASC 815-40, the Company’s warrants were previously classified as a liability, at fair value, as a result of a related registration rights agreement that contains certain requirements for registering the underlying common shares, but has no provision for penalties upon the failure to register. At each balance sheet date, this liability’s fair value was re-measured and adjusted with the corresponding change in fair value recorded in the consolidated statement of operations and comprehensive (loss) income. As the Company has met the requirements for registering the underlying common shares, the fair value of the warrants has been reclassified to additional paid-in capital in the accompanying consolidated balance sheet at March 31, 2014. The liability associated with the warrants was previously included in “Accrued expenses and other current liabilities” in the consolidated balance sheet at September 30, 2013.

NOTE 3    DISCONTINUED OPERATIONS

On June 21, 2012, the Company determined to exit its global Retail business and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net sales growth and cost rationalizations in the OEM business. The Company has substantially completed its exit of its Retail business as of March 31, 2013. The Company has not had, and does not expect to have, any continuing involvement in the Retail business after this date. Accordingly, the results of operations for the Retail division have been recorded as discontinued operations in the accompanying consolidated financial statements for the fiscal periods presented. Net loss from discontinued operations for the three-month periods ended March 31, 2014 and 2013 was approximately $18,400 and $138,400, respectively. Net loss from discontinued operations for the six-month periods ended March 31, 2014 and 2013 was approximately $13,800 and $180,800, respectively.

Assets of discontinued operations as of March 31, 2014, include approximately $280,000 relating to expected payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4    MARKETABLE SECURITIES (CONTINUED)

	March 31,	September 30,
	2014	2013
Trading:
Cost..................................................	$1,319,094	$954,053
Unrealized Gains............................	22,940	174,940
Unrealized Losses.........................	(115,907)	(48,246)
Total Fair Value......................	$1,226,127	$1,080,747

            The net gain on marketable securities for the three-month periods ended March 31, 2014 and 2013 was approximately $41,000 and $86,000, respectively. The net (loss) gain on marketable securities for the six-month periods ended March 31, 2014 and 2013 was approximately $(39,000) and $328,000, respectively. The net (loss) gain on marketable securities is included in the accompanying consolidated statements of operations and comprehensive (loss) income.

The following table presents the Company’s fair value hierarchy for assets, consisting of marketable securities, measured at fair value on a recurring basis at March 31, 2014 and September 30, 2013:

	Level 1	Level 2	Level 3	Total

Equity securities.....................	$1,226,127	$--	$--	$1,226,127
Total assets at fair value at March 31, 2014...................	$1,226,127	$--	$--	$1,226,127

Equity securities.....................	$1,080,747	$--	$--	$1,080,747
Total assets at fair value at September 30, 2013...........	$1,080,747	$--	$--	$1,080,747

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

As of March 31, 2014 and September 30, 2013, the carrying value of the Convertible Preferred Stock was approximately $775,000 and $717,000, respectively, and is included on the Company’s consolidated balance sheets as temporary equity. The change in the carrying value, or accretion, of the Convertible Preferred Stock from the issuance dates to March 31, 2014 is classified as a preferred stock dividend and is included as a component of “Net (loss) income applicable to common equity” in calculating loss per share, which was approximately $29,000 and $58,000 for the three and six- month periods ended March 31, 2014. As a result of the Convertible Preferred Stock containing a beneficial conversion feature, whereby the accounting conversion price is lower than the fair value of the common stock, the Company recorded a preferred stock dividend in the amount of approximately $508,000 for the fiscal year ended September 30, 2013. This amount has been recorded as an increase to additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dividends on the Convertible Preferred Stock are payable, on a cumulative basis, in cash, at the rate per annum of 6% of the Liquidation Preference (as defined below) and are payable quarterly, in arrears, on each March 31, June 30, September 30 and March 31, which commenced on September 30, 2013. The Company is prohibited from paying any dividend with respect to shares of Common Stock or other junior securities in any quarter unless full dividends are paid on the Convertible Preferred Stock in such quarter. Dividends on the Convertible Preferred Stock totaled approximately $19,000 and $38,000 for the three and six-month periods ended March 31, 2014. These dividends, in addition to the accretion, totaled approximately $48,000 and $96,000 for the three and six-month periods ended March 31, 2014.

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

During the quarter ended March 31, 2014, the Company met the requirements of the registration rights agreement for registering the underlying common shares, therefore the then fair value of the warrants of $600,000 (net of issuance costs) was reclassified to additional paid-in capital in the accompanying consolidated balance sheet at March 31, 2014.  As of September 30, 2013, the liability associated with the Warrants was approximately  $464,000 (net of issuance costs) and was included in “Accrued expenses and other current liabilities” in the Company’s consolidated balance sheet. The value of the warrants have been reclassed to additional paid-in capital as of March 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5      SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock with Warrants (Continued)

The fair value of the Warrants was determined using a Black-Scholes closed-form call option pricing model, which is considered a level 3 instrument under the fair value hierarchy. The fair values of the Warrants were estimated using the following assumptions as of March 31, 2014 (the date of the reclassification) and September 30, 2013:

	March 31, 2014	September 30, 2013
Risk-free interest rate	2.7%	2.6%
Dividend yield	--	--
Volatility	32.9%	30.0%
Expected term (in years)	9.75	10.3

The change in the fair value of the convertible preferred stock warrant liability for the six months ended March 31, 2014 is summarized below:

Balance at September 30, 2013	$493,123
Increase in fair value	136,258
Reclassification of fair value of warrants	(629,381)
Balance at March 31, 2014	$0

The following table presents the Company's fair value hierarchy for liabilities, consisting of a warrant liability, measured at fair value, prior to issuance costs, at September 30, 2013 (as noted above the fair value of the warrants liability as of March 31, 2014 was reclassified to additional paid-in capital).

	Level 1	Level 2	Level 3	Total
Warranty liability at September 30, 2013	$--	$--	$493,123	$493,123

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

Shareholder Rights Plan (Continued)

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

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of March 31, 2014, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three and six-month periods ended March 31, 2014 and 2013.

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the six-month period ended March 31, 2014 are summarized below:

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2013	$9,394,310	8,819,095	$88,191	$17,965,327	$(7,378,700)	706,410	$(1,260,057)	$(20,451)
Share-based compensation	128,024	83,123	831	127,193	--	--	--	--
Preferred stock accretion and dividends	(96,471)	--	--	--	(96,471)	--	--	--
Foreign currency translation	554	--	--	--	--	--	--	554
Reclassification of Warrant liability	599,929	--	--	599,929	--	--	--	--
Net income	50,413	--	--	--	50,413	--	--	--
Balance at March 31, 2014	$10,076,759	8,902,218	$89,022	$18,692,449	$(7,424,758)	706,410	$(1,260,057)	$(19,897)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Under the 2011 Plan, as of March 31, 2014, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) has approved grants of restricted common stock and stock options to purchase an aggregate of 1,327,500 shares of common stock to certain of the Company’s executive officers and employees (1,032,500 shares), a consultant (160,000 shares), non-employee directors (130,000 shares), and to a non-employee executive officer (5,000 shares).  Of these awards, as of March 31, 2014, 585,647 shares were forfeited and reverted to, and are eligible for re-grant under, the 2011 Plan.  The total shares of common stock available for grants of equity awards under the 2011 Plan was 108,147 as of March 31, 2014. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2011 Plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Options granted under a consulting agreement in November 2011 expire three years after the grant date and vested equally over the term of the consulting agreement, which concluded February 29, 2012.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Under the 2007 Plan, the Compensation Committee approved awards of restricted common stock and stock options of 1,092,375, in the aggregate, to certain officers, employees and non-employee directors. Of these awards, as of March 31, 2014, 307,390 shares were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan.  The total shares of common stock available for grants of equity awards under the 2007 Plan was 15,015 as of March 31, 2014. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan, 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at March 31, 2014.

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

The Company recognized compensation expense of approximately $35,000 and $92,000 in continuing operations for stock option awards in its consolidated statements of operations and comprehensive (loss) income for the three-month periods ended March 31, 2014 and 2013, respectively, and $66,000 and $128,000 for the six-month periods ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was approximately $88,000 of total unrecognized compensation cost related to 266,084 shares of unvested stock option awards granted under the 2007 and 2011 Plans, which is expected to be recognized over the remainder of the weighted average vesting period (extending to August 2016).

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	897,000	$2.98	6.1	$ --
Granted..............................................	32,500	1.59	9.7
Exercised...........................................	--	--
Forfeited...........................................	(28,500)	3.61
Expired..............................................	--	--
Outstanding at March 31, 2014	901,000	$2.91	5.7	$59,025

Options expected to vest at March 31, 2014..............................	237,251	$3.66	8.1	$12,025

Options vested and exercisable at March 31, 2014..............................	634,916	$2.97	4.7	$47,000

During the three and six-month period ended March 31, 2014, the Company granted 32,500 stock options at a weighted average grant date fair value of $0.90. During the three and six-month period ended March 31, 2013, the Company granted 280,000 stock options at a weighted average grant date fair value of $0.91.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION (CONTINUED)

Stock Option Awards (Continued)

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Three and Six-Month Periods Ended March 31,
	2014	2013
Expected term (in years)....	5.0	5.0
Risk-free interest rate..........	1.5%	0.6% – 0.7%
Expected volatility..............	67.6%	70.0% - 70.4%
Expected dividend yield.....	0%	0%
Forfeiture rate......................	10%	5%

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

Restricted Stock Awards

Under the 2011 Plan and 2007 Plan, the Compensation Committee has approved and granted awards of 649,875 shares of restricted stock, in the aggregate, to certain key employees and current non-employee directors. Of these awards, 283,928 shares have vested, 40,671 shares have been forfeited, and 38,366 shares have expired. Such forfeited and expired shares have reverted to, and are eligible for re-grant under, the 2007 Plan. Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates of the grant date, typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the closing market value of the Company’s common stock as quoted on the Nasdaq Stock Market on the grant date. During the three-month periods ended March 31, 2014 and 2013, the Company recognized approximately $63,000 and $59,000, respectively, of compensation in continuing operations in its consolidated statements of operations and comprehensive (loss) income related to restricted stock awards. During the six-month periods ended March 31, 2014 and 2013, the Company recognized approximately $62,000 and $98,000, respectively, of compensation in continuing operations in its consolidated statements of operations and comprehensive (loss) income related to restricted stock awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION (CONTINUED)

The following table summarizes restricted stock activity under the 2011 Plan and 2007 Plan from September 30, 2013 through March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2013...........	371,375	$1.16
Changes during the period:
Shares granted.....................................................	95,000	1.59
Shares vested......................................................	(83,123)	1.16
Shares forfeited...................................................	(40,671)	1.16
Shares expired.....................................................	(15,000)	1.16
Non-vested balance at March 31, 2014..................	327,581	$1.29

                As of March 31, 2014, there was approximately $200,000 of total unrecognized compensation cost related to shares of unvested restricted stock awards (reflected in the table above) granted under the 2011 Plan and 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods (through November 2016). The total grant date fair value of restricted stock that vested during the six-month period ended March 31, 2014 was approximately $96,000.

Warrants

    As of March 31, 2014, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 issued in fiscal year ended 1999 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Commission. As of March 31, 2014, no such registration statement has been filed with the Commission.

NOTE 7   INCOME TAXES

As of March 31, 2014, and September 30, 2013, the Company has no unrecognized income tax benefits. At March 31, 2014, the Company had available total net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $7,566,000 and $3,553,000, respectively, expiring through 2034, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $2,437,000 and $324,000, respectively. In addition, at March 31, 2014, the Company had total available net operating loss carryforwards for foreign income tax purposes of approximately $4,782,000 resulting in a deferred tax asset of approximately $421,000, expiring through 2020.  Total net deferred tax assets, before valuation allowances, was $3,840,000 at March 31, 2014 and $3,841,000 at September 30, 2013, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested; therefore, in accordance with U.S. generally accepted accounting principles, no provision for U.S. Federal and state income taxes would result. As of March 31, 2014, there were no accumulated earnings of any of the Company’s foreign subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7   INCOME TAXES (CONTINUED)

As of March 31, 2014, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its total deferred tax assets. As of March 31, 2014 and September 30, 2013, the valuation allowances were approximately $3,840,000 and $3,841,000, respectively.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income tax expense (benefit)” line item of the Company’s consolidated statements of operations and comprehensive (loss) income. Based on the expected level of taxable income for the fiscal year ending September 30, 2014 and the availability of the aforementioned net operating loss carryforward, the Company’s effective tax rate is immaterial.

All fiscal years prior to the fiscal year ended September 30, 2010 are closed to Federal and State examination, except with respect to net operating losses generated in prior fiscal years.

NOTE 8    (LOSS) INCOME PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and conversion of 6% Senior Convertible Preferred Stock and warrants computed using the if-converted method. Diluted (loss) income per share data for the three-month periods ended March 31, 2014 and 2013, exclude 1,624,846 and 1,286,741 of outstanding common-equivalent shares as inclusion of such shares would be anti-dilutive. Diluted income per share data for the six-month periods ended March 31, 2014 and 2013, exclude 1,532,346 and 1,286,741 of outstanding common-equivalent shares as inclusion of such shares would be anti-dilutive.

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

Employment and Agreements (Continued)

Robert Garrett, Jr. Employment Agreement (Continued)

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

James O. McKenna III Employment Agreement

James O. McKenna III serves as the Company’s Chief Financial Officer, Treasurer and Assistant Secretary pursuant to an Amended Employment Agreement, dated as of April 1, 2011 (the “Employment Agreement”), between the Company and Mr. McKenna.  On November 8, 2012, Mr. McKenna’s Employment Agreement was further amended (the “Amendment”) in connection with the logistical coordination, planning and implementation of the move of the Company’s executive offices to West Palm Beach, Florida from Santa Monica, California, and his relocation from California to Florida at the Company’s request. Among other things, the Amendment reduced his base salary to $210,000 per annum from $225,000 per annum, eliminated his housing allowance of $90,000 per annum (paid pursuant to the Employment Agreement), and provided for a bonus payment in the amount of $172,456, less applicable withholdings and deductions, all subject to the provisions provided in the Amendment. Approximately $86,000 of such bonus payment was attributed as a bonus to Mr. McKenna in the fiscal year ended September 30, 2012, and half of the remainder was attributed to Mr. McKenna’s bonus in the fiscal year ended September 30, 2013. Mr. McKenna received a total bonus of $86,000 for the fiscal year ended September 30, 2013. Of this bonus, half represented a cash payout and the other half reduced a portion of the remainder of Mr. McKenna’s bonus prepayment from the fiscal year ended September 30, 2012 as previously described. The Company expensed the remainder as an estimated bonus for Mr. McKenna in continuing operations for the fiscal year ended September 30, 2013. The Employment Agreement automatically renewed on December 31, 2013 for one year with an automatic renewal for successive terms of one year each.  Pursuant to the Employment Agreement, Mr. McKenna is entitled to a payment equal to one year of his salary as severance in the event of his termination “without cause” and termination for “good reason” (as such terms are defined in the Employment Agreement).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Guarantee Obligation (Continued)

As of February 1, 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $104,000 as of March 31, 2014) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  Forward Switzerland would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company’s sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods until February 28, 2015, unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $1,491,000 at March 31, 2014). As of March 31, 2014, the Company had not incurred a liability in connection with this guarantee.

NOTE 10  RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “ Sourcing Agreement”) with Forward Industries Asia Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”), dated as of March 7, 2012.  On March 13, 2014, the Company entered into Amendment No. 1 to the Sourcing Agreement with Forward China, dated as of March 11, 2014. The Sourcing Agreement, as amended, provides that upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Sourcing Agreement) in the Asia Pacific region. The Company will purchase products at Forward China’s cost and pay Forward China a monthly fee for services it provides under the Sourcing Agreement. The Sourcing Agreement, as amended, terminates on March 11, 2015, subject to renewal.  Terence Wise, a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, owns shares of the Company’s common stock. The Company recognized approximately $249,000 and $241,000, respectively, during the three-month periods ended March 31, 2014 and 2013 and $544,000 and $492,000, respectively, during the six-month periods ended March 31, 2014 and 2013 of Forward China service fees, which are included as a component of costs of goods sold in continuing operations in the accompanying consolidated statements of operations and comprehensive (loss) income. At March 31, 2014 and September 30, 2013, there were approximately $2,047,000 and $108,000, respectively, of service fees payable to Forward China.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10  RELATED PARTY TRANSACTIONS (CONTINUED)

Investment Management Agreement (Continued)

Pursuant to the Investment Agreement, LCA is authorized, subject to supervision of the Investment Committee of the Board and the terms and conditions of the Investment Agreement, to take all actions and make all decisions regarding the investment and reinvestment of the assets of the Account utilizing the Investment Strategy (as defined in the Investment Agreement).  As compensation for its services to the Company, LCA shall be entitled to advisory fees, comprised of an asset-based fee and a performance fee, as provided in the Investment Agreement.  The asset-based fee will equal 1% per annum of the average Account Net Asset Value (“Account NAV”).  The performance fee will equal 20% of the increase (if any) in the Account NAV over an annual period. No performance fee will be payable for any annual period in which the Account NAV at the end of such annual period is below the highest Account NAV at the end of any previous annual period. In addition to such advisory fees, the Company will reimburse LCA for certain investment and operational expenses.  Under the Investment Agreement, the Company or its designees may make cash withdrawals from the Account on March 31, June 30, September 30 or December 31 of each year upon 45 days’ prior written notice to LCA; provided, that, in the event of a breach of certain terms of the Investment Agreement, the Company may make a complete cash withdrawal from the Account immediately without LCA’s consent. During the three and six-month periods ended March 31, 2014, the Company recognized approximately $3,000 and $6,000, respectively, of expense in continuing operations in its consolidated statements of operations and comprehensive (loss) income related to asset based advisory fees. There were no asset based advisory fees recorded during the three and six-month periods ended March 31, 2013. The Company has not recorded any expense related to performance based advisory fees during the three and six-month periods ended March 31, 2014.

The Investment Agreement is effective as of February 1, 2013 and shall continue until the second anniversary of the effective date.  Thereafter, the term of the Investment Agreement shall automatically renew for additional one year terms unless terminated in accordance with the terms of the Investment Agreement or if a party provides notice to the other party no less than 60 days prior to the end of a term of its decision to terminate the Investment Agreement at the end of the then current term.

The Company did not invest any additional funds with LCA during the three and six-month periods ended March 31, 2014 and 2013.

During the three-month periods ended March 31, 2014 and 2013, the Company purchased approximately $1,296,000 and $32,427,000 of marketable securities, respectively. During the six-month periods ended March 31, 2014 and 2013, the Company purchased approximately $5,398,000 and $38,496,000 of marketable securities, respectively. During the three-month periods ended March 31, 2014 and 2013, the Company sold approximately $1,282,000 and $32,690,000 of marketable securities, respectively. During the six-month periods ended March 31, 2014 and 2013, the Company sold approximately $5,214,000 and $38,147,000 of marketable securities, respectively. As a result of these activities, the Company recognized net investment gains (losses) of approximately $41,000 and $86,000 during the three-month periods ended March 31, 2014 and 2013, respectively, and $(39,000) and $328,000 during the six month periods ended March 31, 2014 and 2013, respectively.

New York Office Rent

In February 1, 2014, the Company began leasing office space in New York, New York for its Chief Executive Officer at a rate of $2,500 per month from LCA. This lease is month-to-month and is cancellable by either the Company or LCA at any time. Effective April 1, 2014, LCA increased the monthly rental charge (inclusive of rent, allocable share of office assistant, and equipment leases) from $2,500 to approximately $12,700 per month. During the three and six-month periods ended March 31, 2014, the Company recognized approximately $5,000 of rent expense in continuing operations in its consolidated statements of operations and comprehensive (loss) income related to the New York office.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11  LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of March 31, 2014, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 12  OPERATING SEGMENT INFORMATION

As of March 31, 2014, the Company reported and managed its continuing operations based on a single operating segment: the design and distribution of carry and protective solutions, primarily for hand held electronic devices. Products designed and distributed by this segment include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). This segment operates in geographic regions that include primarily the APAC Region, the Americas, and Europe. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.

On June 21, 2012, the Company determined to wind down its Retail segment, which commenced during the three-month period ended March 31, 2011, and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net sales growth and cost rationalizations in the OEM business. The Company has substantially completed its exit of its Retail business as of March 31, 2014. The Company has not had, and does not expect to have, any continuing involvement in the Retail business after this date.

Revenues from External Customers

The following table presents net sales by geographic region.

	(dollars in millions)
	For the Three-Month Periods Ended March 31,		For the Six-Month Periods Ended March 31,
	2014	2013	2014	2013
Americas:
United States.........................	$1.7	$2.5	$4.1	$5.4
Other.......................................	0.2	0.4	0.2	0.4
Total Americas...............	$1.9	$2.9	$4.3	$5.8

APAC:
Hong Kong............................	$2.1	$1.4	$4.4	$2.6
Other.......................................	0.6	0.8	1.6	$1.7
Total APAC Region.......	$2.7	$2.2	$6.0	$4.3

Europe:
Germany.................................	$1.2	$1.6	$2.5	$3.6
Poland....................................	0.8	1.1	1.9	$1.1
Other......................................	0.2	--	0.4	--
Total Europe...................	$2.2	$2.7	$4.8	$4.7
Total net sales............................	$6.7	$7.8	$15.1	$14.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12  OPERATING SEGMENT INFORMATION (CONTINUED)

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting predominately of property and equipment, by geographic region are as follows:

	(dollars in thousands)
	As of March 31, 2014	As of September 30, 2013
Americas....................................................	$181	$169
Europe........................................................	--	1
Total Long-Lived Assets (net).................	$181	$170

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  The following discussion and analysis compares our consolidated results of operations for the three and six months ended March 31, 2014 (the “2014 Quarter”and “2014 Period”), with those for the three and six months ended March 31, 2013 (the “2013 Quarter”and “2013 Period” ).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

BUSINESS OVERVIEW

Trends and Economic Environment

During the past year we have focused on protecting the strong competitive position we have built across several key product categories, especially our Diabetic Products line. We have reinvested a portion of the savings generated by the 2012 restructuring towards expanding and better incentivizing our sales, design and sales support teams, which we believe has improved the level of support we provide to our existing customer base and our ability to market innovative solutions to prospective customers. We remain vigilant in evaluating the effectiveness of the investments we have made in our sales and sales support departments as we seek to maintain a disciplined balance between sales growth and cost control.

We remain challenged by a highly concentrated customer base and product offering, especially with respect to our Diabetic Products line, where we operate in a price sensitive environment in which we continue to experience volatility in demand and downward pricing pressure from our major Diabetic Products customers.

In addition to our investments to grow and diversify our business organically, we are continuing our search process to identify potential acquisition targets that would allow us to further leverage our operating infrastructure and public company fixed costs, as well as diversify our sources of revenue. We anticipate that this search process will be ongoing with the goal of identifying prospective target companies that, if acquired, would be accretive to our organic results.

We continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases through to customers. While our dedicated Asia-based sourcing agent has made meaningful progress in areas such as quality assurance and overall operational performance during the past eighteen months, our concentrated supplier base limits their ability to effectively push back against such rising material costs.

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

Warrants

In accordance with ASC 815-40, the Company’s warrants were previously classified as a liability, at fair value, as a result of a related registration rights agreement that contains certain requirements for registering the underlying common shares, but has no provision for penalties upon the failure to register. The fair value of the warrants is determined using a Black-Scholes closed-form call option pricing model. At each balance sheet date, this liability’s fair value was re-measured and adjusted with the corresponding change in fair value recorded in the consolidated statement of operations and comprehensive (loss) income. As the Company has met the requirements for registering the underlying common shares, the fair value of the warrants has been reclassified to additional paid-in capital in the accompanying consolidated balance sheet at March 31, 2014.

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

Results of Operations for the 2014 Quarter compared to the 2013 Quarter

(Loss) Income from Continuing Operations

The 2014 Quarter resulted in a loss from continuing operations of $(0.3) million compared to income from continuing operations of $0.3 million in the 2013 Quarter. This decline of $(0.6) million is primarily due to higher sales and marketing expenses and other expense, and, to a lesser extent, lower gross profit and higher general and administrative expenses as reflected in the table below:

	Main Components of (Loss) Income from Continuing Operations
	(thousands of dollars)
	2014 Quarter	2013 Quarter	Increase (Decrease)
Net sales............................................................................	$6,700	$7,787	$(1,087)

Gross profit.......................................................................	1,404	1,488	(84)
Sales and marketing expenses.......................................	725	511	214
General and administrative expenses...........................	812	771	41
Other expense (income), net..........................................	149	(81)	230
Income tax expense.........................................................	--	--	--
(Loss) income from Continuing Operations..............	$(282)	$287	$(569)

(Loss) income from continuing operations attributable to common shareholders per basic and diluted share was $(0.04) and $0.04 for the 2014 Quarter and 2013 Quarter, respectively.

Net Sales

Net sales in the 2014 Quarter decreased $1.1 million, or 14%, to $6.7 million from $7.8 million in the 2013 Quarter due to lower sales of both Diabetic products and Other products. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Net Sales for 2014 Quarter (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products........................	$2.4	$1.4	$2.0	$5.8
Other products.............................	0.3	0.5	0.2	0.9
Total net sales.........................	$2.7	$1.9	$2.2	$6.7

Net Sales for 2013 Quarter (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products........................	$1.7	$2.0	$2.7	$6.3
Other products.............................	0.5	0.9	--	1.5
Total net sales.........................	$2.2	$2.9	$2.7	$7.8

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

Sales of Diabetic products decreased $0.5 million to $5.8 million in the 2014 Quarter, from $6.3 million in the 2013 Quarter. This decrease was primarily due to lower sales to Diabetic Customer C, Diabetic Customer D, and Diabetic Customer B. The decline in sales to Diabetic Customer C was primarily due to lower unit volume experienced in the 2014 Quarter relative to one, large, long-standing program. The decline in sales to Diabetic Customer D was primarily due to lower unit volume experienced in the 2014 Quarter relative to three ongoing programs. The decline in sales to Diabetic Customer B was primarily due to lower unit volume experienced in the 2014 Quarter relative to three ongoing programs, which was offset, in part, by sales contributed by a new program in the 2014 Quarter. These decreases were offset, in part, by higher sales to Diabetic Customer A in primarily respect of three legacy programs and one new program added in the 2014 Quarter.

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

		(millions of dollars)
	2014 Quarter	2013 Quarter	Increase (Decrease)
Diabetic Customer A.........................................................................	$2.3	$1.4	$0.9
Diabetic Customer B.........................................................................	0.8	1.2	(0.4)
Diabetic Customer C.........................................................................	1.6	2.2	(0.6)
Diabetic Customer D.........................................................................	0.8	1.3	(0.5)
All other Diabetic Customers...........................................................	0.3	0.2	0.1
Totals...........................................................................................	$5.8	$6.3	$(0.5)

Sales of carrying cases for blood glucose monitoring kits represented 86% and 81% of our total net sales in the 2014 Quarter and 2013 Quarter, respectively.

Other Product Sales

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as smartphones, tablets, GPS devices, and bar code scanners), as well as a variety of other products (such as firearms, sporting, and other recreational products) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of Other Products decreased approximately $0.5 million to $0.9 million in the 2014 Quarter from $1.5 million in the 2013 Quarter. This decrease was primarily due to a sales declines with three larger, long-standing, customers: i) a $0.2 million decline in sales to a GPS customer, which had contributed $0.2 million to net sales in the 2014 Quarter; ii) a $0.2 million decline in sales to sports and recreational customer, which contributed $0.2 million to our net sales in the 2014 Quarter; and iii) a $0.2 million decline in sales to a bar code scanner customer, which contributed $0.2 million in net sales in the 2014 Quarter. Decreases in several other customer accounts, of which none were individually material, also served to contribute to the overall decrease in sales of Other products in the 2014 Quarter.

Sales of Other Products represented 14% and 19% of our net sales in the 2014 Quarter and 2013 Quarter, respectively.

Gross Profit

Gross profit decreased $0.1 million, or 6%, to $1.4 million in the 2014 Quarter from $1.5 million in the 2013 Quarter primarily as a result of the lower sales level achieved in the 2014 Quarter. As a percentage of sales, our gross profit was 21% and 19% in the 2014 Quarter and 2013 Quarter, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.2 million, or 42%, to $0.7 million in the 2014 Quarter compared to $0.5 million in the 2013 Quarter due primarily to higher personnel costs, and, to a lesser extent, higher travel, meals and entertainment costs. Personnel costs increased $0.2 million, or 34%, in the 2014 Quarter primarily as a result of expanding and restructuring our sales and sales support departments. Travel, meals and entertainment costs increased $45 thousand, or 108%, in the 2014 Quarter primarily as a result of increased intercontinental travel for sales support and development. Increases in other components of “Sales and Marketing Expenses” were not material, individually, or in the aggregate.

General and Administrative Expenses

General and administrative expenses increased $41 thousand, or 5% to $0.8 million in the 2014 Quarter from $0.8 million in the 2013 Quarter due primarily to higher professional fees. The increase in professional fees of $0.1 million, or 183%, in the 2014 Quarter was due primarily to higher legal fees, M&A fees, and accounting fees. These increases were offset, in part, by decreases in occupancy costs, personnel costs, and other general and administrative expenses of $39 thousand, $32 thousand, and $15 thousand, respectively.  Fluctuations in other components of “General and Administrative Expenses” were not material, individually, or in the aggregate.

Other Expense (income), net

Other expense (income), net, consisting primarily of other expense derived from the change in fair value of our warrants (refer to Note 2 in our Notes to Consolidated Financial Statements) in the case of the 2014 Quarter, and realized and unrealized gains and losses on investments in marketable securities, was $149 thousand of expense in the 2014 Quarter compared to $81 thousand of income in the 2013 Quarter. This fluctuation was due primarily to $188 thousand of other expense resulting from the re-measurement and revaluation of our warrants March 31, 2014, which was offset, in part by an increase in net realized and unrealized gains on investments in marketable securities of $41 thousand.

RESULTS OF OPERATIONS FOR THE 2014 PERIOD COMPARED TO THE 2013 PERIOD

Income from Continuing Operations

Income from continuing operations decreased $0.4 million to $64 thousand in the 2014 Period from $0.5 million in the 2013 Period. The decline is primarily due to a change in Other expense (income), as well as higher sales and marketing expenses in the 2014 Period. These declines were offset, in part, by increased gross profit on a higher sales base and by a decrease in general and administrative expenses in the 2014 Period, as reflected in the table below:

	Main Components of Income from Continuing Operations
	(thousands of dollars)
	2014 Period	2013 Period	Increase (Decrease)
Net sales....................................................................................	$15,115	$14,760	$355

Gross profit................................................................................	3,249	2,958	291
Sales and marketing expenses................................................	1,342	959	383
General and administrative expenses....................................	1,668	1,845	(177)
Other expense (income), net...................................................	174	(314)	484
Income tax expense..................................................................	--	--	--
Income from Continuing Operations...................................	$64	$468	$(399)

(Loss) income from continuing operations attributable to common shareholders per basic and diluted share was $(0.01) and $0.06 for the 2014 Period and 2013 Period, respectively.

Net Sales

Net sales in the 2014 Period increased $0.3 million, or 2%, to $15.1 million from $14.8 million in the 2013 Period primarily due to higher sales of Diabetic products, which was offset, in part, by lower sales of Other products. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Net Sales for 2014 Period (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products.............................	$5.0	$3.1	$4.1	$12.2
Other products..................................	1.0	1.2	0.7	2.9
Total net sales.............................	$6.0	$4.4	$4.8	$15.1

Net Sales for 2013 Period (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products.............................	$3.3	$3.7	$4.5	$11.5
Other products..................................	1.0	2.0	0.2	3.3
Total net sales.............................	$4.3	$5.8	$4.7	$14.8

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

Sales of Diabetic products increased $0.7 million, or 6%, to $12.2 million in the 2014 Period, from $11.5 million in the 2013 Period. This increase was primarily due to higher sales in respect of four legacy programs, and one new program added in the 2014 Period, with Diabetic Customer A. These increases were offset, in part, by lower sales to Diabetic Customer C, Diabetic Customer D, and Diabetic Customer B. The decline in sales to Diabetic Customer C was primarily due to a lower unit volume experienced in the 2014 Period relative to one, large, long-standing program. Lesser fluctuations in other programs with Customer C during the 2014 Period offset each other. The decline in sales to Diabetic Customer D was primarily due to lower unit volume experienced in the 2014 Period relative to three ongoing programs. Lesser fluctuations in other programs with Customer D during the 2014 Period offset each other. The decline in sales to Diabetic Customer B was primarily due to lower unit volume experienced in the 2014 Quarter relative to two ongoing programs, which was offset, in part, by sales contributed by a new program in the 2014 Period.

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

		(millions of dollars)
	2014 Period	2013 Period	Increase (Decrease)
Diabetic Customer A..................................	$4.6	$2.7	$1.9
Diabetic Customer B..................................	2.0	2.2	(0.2)
Diabetic Customer C..................................	3.1	3.7	(0.6)
Diabetic Customer D.................................	2.0	2.5	(0.5)
All other Diabetic Customers...................	0.5	0.4	0.1
Totals...................................................	$12.2	$11.5	$0.7

Sales of carrying cases for blood glucose monitoring kits represented 81% and 78% of our total net sales in the 2014 Period and 2013 Period, respectively.

Other Product Sales

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as smartphones, tablets, GPS devices, and bar code scanners), as well as a variety of other products (such as firearms, sporting, and other recreational products) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of Other Products decreased approximately $0.4 million, or 11%, to $2.9 million in the 2014 Period from $3.3 million in the 2013 Period. This decrease was primarily due to a $0.3 million decline in sales to a GPS customer, which contributed $0.5 million to net sales in the 2014 Period. In addition, a $0.1 million decline in sales to a bar code scanner customer, which contributed $0.6 million to net sales in the 2014 Period, also contributed to the decrease in Other Products sales. These declines were offset, in part, by the addition of a new camera customer, to which we made first time sales of $0.5 million in the 2014 Period.  Fluctuations in other customer accounts, of which none were individually material, served to contribute to the overall decrease in sales of Other products in the 2014 Period.

Sales of Other Products represented 19% and 22% of our net sales in the 2014 Period and 2013 Period, respectively.

Gross Profit

Gross profit increased $0.3 million, or 10%, to $3.2 million in the 2014 Period from $3.0 million in the 2013 Period primarily as a result of the higher sales level achieved in the 2014 Period. As a percentage of sales, our gross profit was 21% and 20% in the 2014 Period and 2013 Period, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.4 million, or 40%, to $1.3 million in the 2014 Period compared to $1.0 million in the 2013 Period due primarily to higher personnel costs, and to a lesser extent, higher travel and entertainment costs. Personnel costs increased $0.3 million, or 35%, in the 2014 Period primarily as a result of expanding and restructuring our sales and sales support departments. Travel and entertainment expenses increased $0.1 million, or 130%, in the 2014 Period primarily due to increased intercontinental travel for sales support and development. Increases in other components of “Sales and Marketing Expenses” were not material, individually, or in the aggregate.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million, or 10% to $1.7 million in the 2014 Period from $1.8 million in the 2013 Period due primarily to lower personnel costs, occupancy costs, and travel and entertainment costs. Personnel costs decreased $0.1 million, or 15%, primarily due to incentive bonuses and contract employee fees incurred in the 2013 Period as part of our restructuring that were not incurred in the 2014 Period. Also, in connection with our restructuring and relocation of our corporate headquarters from Santa Monica, California to West Palm Beach Florida, we incurred higher travel and entertainment costs, and higher occupancy costs in the 2013 Period, which we were able to reduce in the 2014 Period. Fluctuations in other components of “General and Administrative Expenses” were not material, individually, or in the aggregate.

Other Expense (income), net

Other expense (income), net, consisting primarily of realized and unrealized gains, losses on investments in marketable securities, and other expense derived the change in fair value of our warrants (refer to Note 2 in our Notes to Consolidated Financial Statements) in the case of the 2014 Period, was $0.2 million of expense in the 2014 Period compared to $(0.3) million of income in the 2013 Period. This fluctuation was due primarily to $39 thousand of net realized and unrealized losses on investments in marketable securities in the 2014 Period compared to $0.3 million of net realized and unrealized gains on investments in marketable securities in the 2013 Period. In addition, we incurred  $0.2 million of other expense in the 2014 Period that resulted from the re-measurement and revaluation of our warrants as of March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

   During the 2014 Period, we used $0.3 million of cash in operations, which consisted of net income of $50 thousand, adjusted by $0.3 million for non-cash items (primarily change in the fair value of the warrant liability and share based compensation), and a net use in working capital items of $0.6 million. As to working capital items, cash used in operating activities consisted of increases in accounts receivable and inventories of $0.2 million and $61 thousand, respectively, as well as a decrease in accounts payable of $0.4 million.

These changes were offset, in part, by cash generated from operating activities consisting of a decrease in prepaid and other current assets and increase in accrued expenses and other current liabilities of $11 thousand and $9 thousand, respectively.

The increase in accounts receivable is primarily the result of payment term exensions granted to certain key customers. The decrease in accounts payable is primarily due to lower purchases of inventory in the 2014 Quarter compared to the three-month period ended September 30, 2013.

During the 2013 Period, we used $0.2 million of cash in operations, which consisted of net income of $0.3 million adjusted by $68 thousand for non-cash items and a net use in working capital items of $0.5 million. As to working capital items, cash used in operating activities consisted of decreases in accounts payable and accrued expenses and other current liabilities of $3.1 million and $1.2 million, respectively. These changes were offset, in part, by decreases in accounts receivable, inventories, and prepaid and other current assets of $2.7 million, $1.1 million, and $44 thousand, respectively.

In the 2014 Period, net investing activities used $0.2 million, which consisted of $5.4 million used for purchases of marketable equity securities, $5.2 million generated from sales of marketable equity securities, and $15 thousand used for purchases of property and equipment. In the 2013 Period, net investing activities used $0.4 million of cash, which consisted of $38.5 million used for purchases of marketable equity securities, $38.1 million generated from sales of marketable equity securities, and $30 thousand used for purchases of property and equipment.

                In the 2014 Period, net financing activities used $38 thousand to pay dividends on the 6% Senior Convertible Preferred Stock. There were no financing activities in the 2013 Period.

At March 31, 2014, our current ratio (current assets divided by current liabilities) was 3.6; our quick ratio (current assets less inventories divided by current liabilities) was 3.1 ; and our working capital (current assets less current liabilities) was $10.7 million.  As of such date, we had no short or long-term debt outstanding.

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

During the three month period ended December 31, 2013, we implemented additional controls related to the process for evaluating the impact of complex non-routine financing transactions, such as engaging outside experts to assist in determining the proper valuation and accounting treatment for securities through private placements.  In addition, we restated our financial statements for the three and six-month periods ended June 30, 2013 to correct the error related to the material weakness.

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

During the three month quarter ended December 31, 2013, we implemented a policy to provide for the communication of all material financial events to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions to be made. Such a policy will require all significant contracts to be entered into, and all significant financial decisions to be made, by our Principal Executive Officer or Principal Financial Officer. As a result of such remedial action, management has concluded that, as of December 31, 2013, the above identified material weakness in our internal control over financial reporting has been fully remediated.

We determined that the deficiencies described above constituted “material weaknesses” in our internal control over financial reporting. During the three month period ended December 31, 2013, we completed the remediation of the aforementioned material weaknesses in our internal controls over financial reporting.

Except as described above, our Principal Executive Officer and our Principal Financial Officer concluded that no other changes occurred in the Company’s internal control over financial reporting during the 2014 Quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business.  As of March 31, 2014, there were no other such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

Item 1A. Risk Factors

        Please review our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, for a complete statement of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 on page [24] of this Quarterly Report on Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of certain of such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. mine safety disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

10.1*	Amendment No. 1 to Amended and Restated Buying Agency and Supply Agreement between Forward Industries, Inc. and Forward Industries (Asia-Pacific) Corporation, dated as of March 11, 2014

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

* Portions have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission. 34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: May 15, 2014
FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Robert Garrett, Jr.
Robert Garrett, Jr.
Chief Executive Officer
(Principal Executive Officer)

By: /s/ James O. McKenna III
James O. McKenna III
Chief Financial Officer
(Principal Financial and Accounting Officer)