Form 10-Q
period 2014-06-30
FORWARD INDUSTRIES INC
filed 2014-08-19
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2014.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on  August 1, 2014, which is the latest practical date prior to the filing of this report, was 8,195,808 shares.

Forward Industries, Inc.

INDEX

PART I.		FINANCIAL INFORMATION	Page No.

	Item 1.	Financial Statements
		- Consolidated Balance Sheets as of June 30, 2014 (unaudited) and September 30, 2013	4

		- Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited) for the Three and Nine-Month Periods Ended June 30, 2014 and 2013...............................	5

		- Consolidated Statements of Cash Flows (unaudited) for the Nine-Month Periods Ended June 30, 2014 and 2013.................................................................................................................	6

		- Notes to Consolidated Financial Statements (unaudited).......................................................	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations............................................................................................................................................	24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk..................................................	32
	Item 4.	Controls and Procedures...................................................................................................................	32

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings..............................................................................................................................	33

	Item 1A.	Risk Factors........................................................................................................................................	34

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds...................................................	34

	Item 3.	Defaults Upon Senior Securities.....................................................................................................	34

	Item 4.	Mine Safety Disclosures...................................................................................................................	34

	Item 5.	Other Information..............................................................................................................................	34

	Item 6.	Exhibits..................................................................................................................................................	35

		Signatures............................................................................................................................................	35

		Certifications.......................................................................................................................................	36

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

 PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Forward Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2014	2013
Assets:	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents...........................................................................................	$7,013,700	$6,616,995
Marketable securities.....................................................................................................	1,256,778	1,080,747
Accounts receivable ......................................................................................................	5,467,087	4,382,406
Inventories.......................................................................................................................	2,396,687	2,050,710
Prepaid expenses and other current assets................................................................	537,191	390,153
Assets of discontinued operations...............................................................................	281,177	339,382
Total current assets............................................................................................	16,952,620	14,860,393

Property and equipment, net........................................................................................	97,800	129,987
Other assets.....................................................................................................................	69,310	40,493
Total Assets........................................................................................................................	$17,119,730	$15,030,873

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable...........................................................................................................	$1,158,057	$3,433,408
Due to Forward China...................................................................................................	4,267,782	107,785
Accrued expenses and other current liabilities...........................................................	723,902	1,270,457
Liabilities of discontinued operations.........................................................................	7,421	25,438
Total current liabilities.......................................................................................	6,157,162	4,837,088

Other liabilities................................................................................................................	34,306	82,811
Total Liabilities................................................................................................................	6,191,468	4,919,899

6% Senior Convertible Preferred Stock, par value $0.01 per share; 1,500,000 shares authorized; 648,846 shares issued and outstanding (aggregate liquidation value of $1,275,000)...........................................................................	804,018	716,664

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; 2,400,000 undesignated; no undesignated shares issued and outstanding..	--	--
Series A Participating Preferred stock, par value $0.01; 100,000 authorized; no shares issued and outstanding............................................................	--	--
Common stock, par value $0.01 per share; 40,000,000 shares authorized, 8,902,218 and 8,819,095 shares issued; and 8,195,808 and 8,112,685 shares outstanding, respectively...........................................................................	89,022	88,191
Additional paid-in capital..............................................................................................	18,767,535	17,965,327
Treasury stock, 706,410 shares at cost.......................................................................	(1,260,057)	(1,260,057)
Accumulated deficit.......................................................................................................	(7,452,949)	(7,378,700)
Accumulated other comprehensive loss.....................................................................	(19,307)	(20,451)
Total shareholders’ equity.............................................................................................	10,124,244	9,394,310
Total liabilities and shareholders’ equity...................................................................	$17,119,730	$15,030,873

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales.......................................................................	$9,065,568	$8,590,248	$24,180,926	$23,350,344
Cost of goods sold......................................................	7,399,430	6,796,131	19,265,957	18,619,306
Gross profit..................................................................	1,666,138	1,794,117	4,914,969	4,731,038

Operating expenses:
Sales and marketing...............................................	708,793	552,973	2,050,740	1,490,678
General and administrative...................................	925,659	767,588	2,593,919	2,612,398
Total operating expenses............................	1,634,452	1,320,561	4,644,659	4,103,076

Income from operations..............................................	31,686	473,556	270,310	627,962

Other expense (income):
Interest (income) expense....................................	(8,037)	120	(25,767)	376
(Gain) loss on marketable securities, net..........	(8,904)	702,377	30,528	374,160
Other (income) expense, net..............................	7,401	(2,897)	159,661	11,285
Total other expense (income), net............	(9,540)	699,600	164,422	385,821

Income (loss) from continuing operations before income tax expense	41,226	(226,044)	105,888	242,141
Income tax expense....................................................	--	--	463	507
Income (loss) from continuing operations............	41,226	(226,044)	105,425	241,634
Loss from discontinued operations, net of tax expense (benefit) of $0 and $(8,977), and $0 and $(6,002), respectively.........................................................	(21,317)	(18,659)	(35,103)	(199,498)
Net income (loss).......................................................	19,909	(244,703)	70,322	42,136
Preferred stock dividends and accretion.......	(48,100)	(293,450)	(144,571)	(293,450)
Net loss applicable to common equity............................................................	$(28,191)	$(538,153)	$(74,249)	$(251,314)

Net income (loss)........................................................	$19,909	$(244,703)	$70,322	$42,136
Other comprehensive income (loss):
Change in unrealized gains on marketable securities..............................................................	--	--	--	23,744
Translation adjustments....................................	111	(152)	1,144	(9,353)
Total other comprehensive income (loss)	111	(152)	1,144	14,391
Comprehensive income (loss)..................................	$20,020	$(244,855)	$71,466	$56,527

Net loss per basic and diluted common share:
Loss from continuing operations.............................	$(0.00)	$(0.07)	$(0.01)	$(0.01)
Loss from discontinued operations.........................	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Net loss per share......................................................	$(0.00)	$(0.07)	$(0.01)	$(0.03)

Weighted average number of common and common equivalent shares outstanding:
Basic......................................................................	8,195,808	8,112,685	8,183,933	8,110,734
Diluted...................................................................	8,195,808	8,112,685	8,183,933	8,110,734

The accompanying notes are an integral part of the consolidated financial statements.

Forward Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
Operating activities:
Net income..................................................................................................................................	$70,322	$42,136
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation..................................................................................................	203,110	333,236
Change in fair value of warrant liability............................................................................	136,258	--
Depreciation and amortization............................................................................................	48,235	55,634
Realized and unrealized loss on marketable securities...................................................	30,528	374,160
Bad debt expense...................................................................................................................	--	59,915
Deferred rent...........................................................................................................................	(19,369)	--
Changes in operating assets and liabilities:
Accounts receivable...............................................................................................................	(1,084,680)	1,277,001
Inventories...............................................................................................................................	(345,977)	1,188,894
Prepaid expenses and other current assets........................................................................	(88,834)	222,475
Other assets.............................................................................................................................	(470)	--
Accounts payable and due to Forward China..................................................................	1,861,502	(1,735,053)
Accrued expenses and other current liabilities..................................................................	(85,591)	(1,220,634)
Other liabilities........................................................................................................................	(48,505)	--
Net cash provided by operating activities..........................................................................	676,529	597,764

Investing activities:
Purchases of marketable securities.....................................................................................	(5,769,609)	(54,984,355)
Proceeds from sales of marketable securities...................................................................	5,563,050	54,648,823
Purchases of property and equipment...............................................................................	(16,048)	(39,686)
Net cash used in investing activities.....................................................................................	(222,607)	(375,218)

Financing activities:
Dividends paid on senior convertible preferred stock.................................................	(57,217)	--
Proceeds from the issuance of convertible preferred stock, net.................................	--	180,808
Net cash (used in) provided by financing activities.........................................................	(57,217)	180,808
Net increase in cash and cash equivalents.......................................................................	396,705	403,354
Cash and cash equivalents at beginning of period...........................................................	6,616,995	4,608,246

Cash and cash equivalents at end of period......................................................................	$7,013,700	$5,011,600

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Income taxes.................................................................................................................	$--	$507
Supplemental Disclosures of Non-Cash Financing Activity:
Preferred stock accretion............................................................................................	87,354	--
Reclassification of warrant liability, net...................................................................	599,929
Receivable from issuance of convertible preferred stock.......................................	--	499,995

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

NOTE 3    DISCONTINUED OPERATIONS

On June 21, 2012, the Company determined to exit its global Retail business and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net sales growth and cost rationalizations in the OEM business. The Company has substantially completed its exit of its Retail business as of March 31, 2013. The Company has not had, and does not expect to have, any continuing involvement in the Retail business after this date. Accordingly, the results of operations for the Retail division have been recorded as discontinued operations in the accompanying consolidated financial statements for the fiscal periods presented. Net loss from discontinued operations for the three-month periods ended June 30, 2014 and 2013 was approximately $21,000 and $19,000, respectively. Net loss from discontinued operations for the nine-month periods ended June 30, 2014 and 2013 was approximately $35,000 and $199,000, respectively.

Assets of discontinued operations as of June 30, 2014, include approximately $280,000 relating to expected payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4    MARKETABLE SECURITIES (CONTINUED)

	June 30,	September 30,
	2014	2013
Trading:
Cost.................................................................	$1,314,092	$954,053
Unrealized Gains...........................................	58,498	174,940
Unrealized Losses........................................	(115,812)	(48,246)
Total Fair Value.....................................	$1,256,778	$1,080,747

            The net gain (loss) on marketable securities for the three-month periods ended June 30, 2014 and 2013 was approximately $9,000 and $(702,000), respectively. The net loss on marketable securities for the nine-month periods ended June 30, 2014 and 2013 was approximately $(31,000) and $(374,000), respectively. The net (loss) gain on marketable securities is included in the accompanying consolidated statements of operations and comprehensive (loss) income.

The following table presents the Company’s fair value hierarchy for assets, consisting of marketable securities, measured at fair value on a recurring basis at June 30, 2014 and September 30, 2013:

	Level 1	Level 2	Level 3	Total

Equity securities............................	$1,256,778	--	--	$1,256,778
Total assets at fair value at June 30, 2014...........................	$1,256,778	--	--	$1,256,778

Equity securities............................	$1,080,747	--	--	$1,080,747
Total assets at fair value at September 30, 2013................	$1,080,747	--	--	$1,080,747

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

As of June 30, 2014 and September 30, 2013, the carrying value of the Convertible Preferred Stock was approximately $804,000 and $717,000, respectively, and is included on the Company’s consolidated balance sheets as temporary equity. The change in the carrying value, or accretion, of the Convertible Preferred Stock from the issuance dates to June 30, 2014 is classified as a preferred stock dividend and is included as a component of “Net (loss) income applicable to common equity” in calculating loss per share, which was approximately $29,000 and $87,000 for the three and nine- month periods ended June 30, 2014. As a result of the Convertible Preferred Stock containing a beneficial conversion feature, whereby the accounting conversion price is lower than the fair value of the common stock, the Company recorded a preferred stock dividend in the amount of approximately $508,000 for the fiscal year ended September 30, 2013. This amount has been recorded as an increase to additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5      SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock with Warrants (Continued)

Dividends on the Convertible Preferred Stock are payable, on a cumulative basis, in cash, at the rate per annum of 6% of the Liquidation Preference (as defined below) and are payable quarterly, in arrears, on each March 31, June 30, September 30 and December 31, which commenced on September 30, 2013. The Company is prohibited from paying any dividend with respect to shares of Common Stock or other junior securities in any quarter unless full dividends are paid on the Convertible Preferred Stock in such quarter. Dividends on the Convertible Preferred Stock totaled approximately $19,000 and $57,000 for the three and nine-month periods ended June 30, 2014. These dividends, in addition to the accretion, totaled approximately $48,000 and $145,000 for the three and nine-month periods ended June 30, 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5      SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock with Warrants (Continued)

The fair value of the Warrants was determined using a Black-Scholes closed-form call option pricing model, which is considered a level 3 instrument under the fair value hierarchy. The fair values of the Warrants were estimated using the following assumptions as of March 31, 2014 (the date of the reclassification) and September 30, 2013:

	March 31, 2014	September 30, 2013
Risk-free interest rate	2.7%	2.6%
Dividend yield	--	--
Volatility	32.9%	30.0%
Expected term (in years)	9.75	10.3

The change in the fair value of the convertible preferred stock warrant liability for the nine months ended June 30, 2014 is summarized below:

Balance at September 30, 2013	$493,123
Increase in fair value	136,258
Reclassification of fair value of warrants at March 31, 2014	(629,381)
Balance at June 30, 2014	$0

The following table presents the Company's fair value hierarchy for liabilities, consisting of a warrant liability, measured at fair value, prior to issuance costs, at September 30, 2013 (as noted above the fair value of the warrants liability was reclassified to additional paid-in capital at March 31, 2014).

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

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, as of June 30, 2014, the Company had repurchased an aggregate of 172,603 shares at a cost of approximately $403,000, but none during the three and nine-month periods ended June 30, 2014 and 2013.

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the nine-month period ended June 30, 2014 are summarized below:

		Common Stock				Treasury Stock
	Total	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2013	$9,394,310	8,819,095	$88,191	$17,965,327	$(7,378,700)	706,410	$(1,260,057)	$(20,451)
Share-based compensation	203,110	83,123	831	202,279	--	--	--	--
Preferred stock accretion and dividends	(144,571)	--	--	--	(144,571)	--	--	--
Foreign currency translation	1,144	--	--	--	--	--	--	1,144
Reclassification of Warrant liability	599,929	--	--	599,929	--	--	--	--
Net income	70,322	--	--	--	70,322	--	--	--
Balance at June 30, 2014	$10,124,244	8,902,218	$89,022	$18,767,535	$(7,452,949)	706,410	$(1,260,057)	$(19,307)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Under the 2011 Plan, as of June 30, 2014, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) has approved grants of restricted common stock and stock options to purchase an aggregate of 1,427,500 shares of common stock to certain of the Company’s executive officers and employees (1,132,500 shares), a consultant (160,000 shares), non-employee directors (130,000 shares), and to a non-employee executive officer (5,000 shares).  Of these awards, as of June 30, 2014, 585,647 shares were forfeited and reverted to, and are eligible for re-grant under, the 2011 Plan.  The total shares of common stock available for grants of equity awards under the 2011 Plan was 8,147 as of June 30, 2014. The prices at which equity awards may be granted and the exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2011 Plan.  Options generally expire ten years after the date of grant and vest one year from the date of grant for non-employee directors, and, in the case of initial grants to officers and employees, vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Options granted under a consulting agreement in November 2011 expire three years after the grant date and vested equally over the term of the consulting agreement, which concluded February 29, 2012.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Under the 2007 Plan, the Compensation Committee approved awards of restricted common stock and stock options of 992,375, in the aggregate, to certain officers, employees and non-employee directors. Of these awards, as of June 30, 2014, 307,390 shares were forfeited and reverted to, and are eligible for re-grant under, the 2007 Plan.  The total shares of common stock available for grants of equity awards under the 2007 Plan was 115,015 as of June 30, 2014. The prices at which restricted common stock may be granted and the exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant, and in the case of non-employee directors, vest on the first anniversary of the date of grant. In the case of officers and employees, options either vest in equal amounts over three to five years or vest over five years with 50%, 25% and 25% vesting on the third, fourth, and fifth anniversary of the grant date, respectively. Restricted stock grants generally vest in equal proportions over three years.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006.  The exercise price of incentive options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant and generally vest in equal proportions over three years.  Unexercised options granted prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan, 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at June 30, 2014.

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

The Company recognized compensation expense of approximately $13,000 and $48,000 in continuing operations for stock option awards in its consolidated statements of operations and comprehensive (loss) income for the three-month periods ended June 30, 2014 and 2013, respectively, and $79,000 and $176,000 for the nine-month periods ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was approximately $71,000 of total unrecognized compensation cost related to 199,418 shares of unvested stock option awards granted under the 2007 and 2011 Plans, which is expected to be recognized over the remainder of the weighted average vesting period (extending to August 2016).

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	897,000	$2.98	6.1	$--
Granted..............................................	32,500	1.59
Exercised...........................................	--	--
Forfeited............................................	(28,500)	3.61
Expired..............................................	--	--
Outstanding at June 30, 2014	901,000	$2.91	5.4	$--

Options expected to vest at June 30, 2014...........................................	179,476	$3.75	7.7	$--

Options vested and exercisable at June 30, 2014................................	701,582	$3.01	4.8	$--

The Company did not grant any stock options during the three-month period ended June 30, 2014. During the nine-month period ended June 30, 2014, the Company granted 32,500 stock options at a weighted average grant date fair value of $0.90. During the nine-month period ended June 30, 2013, the Company granted 120,000 stock options at a weighted average grant date fair value of $0.61.

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

Restricted Stock Awards

Under the 2011 Plan and 2007 Plan, the Compensation Committee has approved and granted awards of 649,875 shares of restricted stock, in the aggregate, to certain key employees and current non-employee directors. Of these awards, 283,928 shares have vested, 40,671 shares have been forfeited, and 38,366 shares have expired. Such forfeited and expired shares have reverted to, and are eligible for re-grant under, the 2007 Plan. Vesting of restricted stock awards is generally subject to a continued service condition with one-third of the awards vesting each year on the three successive anniversary dates of the grant date, typically commencing on the first such anniversary date.  The fair value of the awards granted was equal to the closing market value of the Company’s common stock as quoted on the Nasdaq Stock Market on the grant date. During the three-month periods ended June 30, 2014 and 2013, the Company recognized approximately $62,000 and $59,000, respectively, of compensation in continuing operations in its consolidated statements of operations and comprehensive (loss) income related to restricted stock awards. During the nine-month periods ended June 30, 2014 and 2013, the Company recognized approximately $124,000 and $157,000, respectively, of compensation in continuing operations in its consolidated statements of operations and comprehensive (loss) income related to restricted stock awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6    SHARE-BASED COMPENSATION (CONTINUED)

The following table summarizes restricted stock activity under the 2011 Plan and 2007 Plan from September 30, 2013 through June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at September 30, 2013...........	371,375	$1.16
Changes during the period:
Shares granted....................................................	95,000	1.59
Shares vested......................................................	(83,123)	1.16
Shares forfeited...................................................	(40,671)	1.16
Shares expired.....................................................	(15,000)	1.16
Non-vested balance at June 30, 2014.....................	327,581	$1.29

                As of June 30, 2014, there was approximately $138,000 of total unrecognized compensation cost related to shares of unvested restricted stock awards (reflected in the table above) granted under the 2011 Plan and 2007 Plan. That cost is expected to be recognized over the remainder of the requisite service (vesting) periods (through November 2016). The total grant date fair value of restricted stock that vested during the nine-month period ended June 30, 2014 was approximately $96,000.

Warrants

    As of June 30, 2014, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 issued in fiscal year ended 1999 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the Commission. As of June 30, 2014, no such registration statement has been filed with the Commission.

NOTE 7   INCOME TAXES

As of June 30, 2014, and September 30, 2013, the Company has no unrecognized income tax benefits. At June 30, 2014, the Company had available total net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $7,626,000 and $3,613,000, respectively, expiring through 2034, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $2,457,000 and $326,000, respectively. In addition, at June 30, 2014, the Company had total available net operating loss carryforwards for foreign income tax purposes of approximately $4,708,000 resulting in a deferred tax asset of approximately $414,000, expiring through 2020.  Total net deferred tax assets, before valuation allowances, was $3,841,000 at June 30, 2014 and September 30, 2013. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested; therefore, in accordance with U.S. generally accepted accounting principles, no provision for U.S. Federal and state income taxes would result. As of June 30, 2014, there were no accumulated earnings of any of the Company’s foreign subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7   INCOME TAXES (CONTINUED)

As of June 30, 2014, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its total deferred tax assets. As of June 30, 2014 and September 30, 2013, the valuation allowances were approximately $3,841,000.  If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income tax expense (benefit)” line item of the Company’s consolidated statements of operations and comprehensive (loss) income. Based on the expected level of taxable income for the fiscal year ending September 30, 2014 and the availability of the aforementioned net operating loss carryforward, the Company’s effective tax rate is immaterial.

All fiscal years prior to the fiscal year ended September 30, 2010 are closed to Federal and State examination, except with respect to net operating losses generated in prior fiscal years.

NOTE 8    (LOSS) INCOME PER SHARE

Basic per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and conversion of 6% Senior Convertible Preferred Stock and warrants computed using the if-converted method. Diluted (loss) income per share data for the three-month periods ended June 30, 2014 and 2013, exclude 1,624,846 and 1,650,487 of outstanding common-equivalent shares as inclusion of such shares would be anti-dilutive. Diluted income per share data for the nine-month periods ended June 30, 2014 and 2013, exclude 1,532,346 and 1,650,487 of outstanding common-equivalent shares as inclusion of such shares would be anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Guarantee Obligation (Continued)

As of February 1, 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $104,000 as of June 30, 2014) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  Forward Switzerland would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company’s sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods until February 28, 2015, unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $1,846,000 at June 30, 2014). As of June 30, 2014, the Company had not incurred a liability in connection with this guarantee.

NOTE 10  RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “ Sourcing Agreement”) with Forward Industries Asia Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”), dated as of March 7, 2012.  On March 13, 2014, the Company entered into Amendment No. 1 to the Sourcing Agreement with Forward China, dated as of March 11, 2014. The Sourcing Agreement, as amended, provides that upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Sourcing Agreement) in the Asia Pacific region. The Company will purchase products at Forward China’s cost and pay Forward China a monthly fee for services it provides under the Sourcing Agreement. The Sourcing Agreement, as amended, terminates on March 11, 2015, subject to renewal.  Terence Wise, a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, owns shares of the Company’s common stock. The Company recognized approximately $387,000 and $306,000, respectively, during the three-month periods ended June 30, 2014 and 2013 and $930,000 and $798,000, respectively, during the nine-month periods ended June 30, 2014 and 2013 of Forward China service fees, which are included as a component of costs of goods sold in continuing operations in the accompanying consolidated statements of operations and comprehensive (loss) income. At June 30, 2014 and September 30, 2013, there were approximately $4,268,000 and $108,000, respectively, of service fees payable to Forward China.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10  RELATED PARTY TRANSACTIONS (CONTINUED)

Investment Management Agreement (Continued)

Pursuant to the Investment Agreement, LCA is authorized, subject to supervision of the Investment Committee of the Board and the terms and conditions of the Investment Agreement, to take all actions and make all decisions regarding the investment and reinvestment of the assets of the Account utilizing the Investment Strategy (as defined in the Investment Agreement).  As compensation for its services to the Company, LCA shall be entitled to advisory fees, comprised of an asset-based fee and a performance fee, as provided in the Investment Agreement.  The asset-based fee will equal 1% per annum of the average Account Net Asset Value (“Account NAV”).  The performance fee will equal 20% of the increase (if any) in the Account NAV over an annual period. No performance fee will be payable for any annual period in which the Account NAV at the end of such annual period is below the highest Account NAV at the end of any previous annual period. In addition to such advisory fees, the Company will reimburse LCA for certain investment and operational expenses.  Under the Investment Agreement, the Company or its designees may make cash withdrawals from the Account on March 31, June 30, September 30 or December 31 of each year upon 45 days’ prior written notice to LCA; provided, that, in the event of a breach of certain terms of the Investment Agreement, the Company may make a complete cash withdrawal from the Account immediately without LCA’s consent. During the three and nine-month periods ended June 30, 2014, the Company recognized approximately $3,000 and $9,000, respectively, of expense in continuing operations in its consolidated statements of operations and comprehensive (loss) income related to asset based advisory fees. During the three and nine-month periods ended June 30, 2013, the Company recognized approximately $6,000 of expense in continuing operations in its consolidated statements of operations and comprehensive (loss) income related to asset based advisory fees. The Company has not recorded any expense related to performance based advisory fees during the three and nine-month periods ended June 30, 2014.

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

The Company did not invest any additional funds with LCA during the three and nine-month periods ended June 30, 2014 and 2013.

During the three-month periods ended June 30, 2014 and 2013, the Company purchased approximately $372,000 and $16,488,000 of marketable securities, respectively. During the nine-month periods ended June 30, 2014 and 2013, the Company purchased approximately $5,770,000 and $54,984,000 of marketable securities, respectively. During the three-month periods ended June 30, 2014 and 2013, the Company sold approximately $349,000 and $16,502,000 of marketable securities, respectively. During the nine-month periods ended June 30, 2014 and 2013, the Company sold approximately $5,563,000 and $54,649,000 of marketable securities, respectively. As a result of these activities, the Company recognized net investment gains (losses) of approximately $9,000 and $(702,000) during the three-month periods ended June 30, 2014 and 2013, respectively, and $(31,000) and $(374,000) during the nine month periods ended June 30, 2014 and 2013, respectively.

New York Office Rent

On February 1, 2014, the Company began leasing office space in New York, New York for its Chief Executive Officer at a rate of $2,500 per month from LCA. This lease is month-to-month and is cancellable by either the Company or LCA at any time. Effective April 1, 2014, LCA increased the monthly rental charge (inclusive of rent, allocable share of office assistant, and equipment leases) from $2,500 to approximately $12,700 per month. During the three and nine-month periods ended June 30, 2014, the Company recognized approximately $38,000 and $43,000, respectively, of rent expense in continuing operations in its consolidated statements of operations and comprehensive (loss) income related to the New York office.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11  LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of June 30, 2014, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 12  OPERATING SEGMENT INFORMATION

As of June 30, 2014, the Company reported and managed its continuing operations based on a single operating segment: the design and distribution of carry and protective solutions, primarily for hand held electronic devices. Products designed and distributed by this segment include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). This segment operates in geographic regions that include primarily the APAC Region, the Americas, and Europe. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.

On June 21, 2012, the Company determined to wind down its Retail segment, which commenced during the three-month period ended March 31, 2011, and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net sales growth and cost rationalizations in the OEM business. The Company has substantially completed its exit of its Retail business as of June 30, 2014. The Company has not had, and does not expect to have, any continuing involvement in the Retail business after this date.

Revenues from External Customers

The following table presents net sales by geographic region.

	(dollars in millions)
	For the Three-Month Periods Ended June 30,		For the Nine-Month Periods Ended June 30,
	2014	2013	2014	2013
Americas:
United States......................	$2.9	$2.1	$7.0	$7.5
Other....................................	--	0.8	0.3	1.2
Total Americas............	2.9	2.9	7.3	8.7

APAC:
Hong Kong.........................	1.9	2.9	6.3	5.5
Other....................................	0.8	0.9	2.4	2.6
Total APAC Region....	2.7	3.8	8.7	8.1

Europe:
Germany.............................	2.3	1.1	4.8	4.7
Poland.................................	1.1	0.6	2.9	1.7
Other...................................	0.1	0.2	0.5	0.2
Total Europe................	3.5	1.9	8.2	6.6
Total net sales........................	$9.1	$8.6	$24.2	$23.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12  OPERATING SEGMENT INFORMATION (CONTINUED)

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting predominately of property and equipment, by geographic region are as follows:

	(dollars in thousands)
	As of June 30, 2014	As of September 30, 2013
Americas.................................................	$167	$169
Europe.....................................................	--	1
Total Long-Lived Assets (net)..............	$167	$170

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  The following discussion and analysis compares our consolidated results of operations for the three and nine months ended June 30, 2014 (the “2014 Quarter”and “2014 Period”), with those for the three and nine months ended June 30, 2013 (the “2013 Quarter”and “2013 Period” ).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

BUSINESS OVERVIEW

Trends and Economic Environment

During the past year we have focused on protecting the strong competitive position we have built across several key product categories, especially our Diabetic Products line. We have reinvested a portion of the savings generated by the 2012 restructuring towards expanding and better incentivizing our sales, design and sales support teams, which we believe has improved the level of support we provide to our existing customer base and our ability to market innovative solutions to prospective customers. We remain vigilant in evaluating the effectiveness of the investments we have made in our sales and sales support departments as we seek to maintain a disciplined balance between sales growth and cost control. If we do not see sustained growth in the near future as a result of these investments, we are prepared to implement cost cutting measures.

We remain challenged by a highly concentrated customer base and product offering, especially with respect to our Diabetic Products line, where we operate in a price sensitive environment in which we continue to experience volatility in demand and downward pricing pressure from our major Diabetic Products customers.

We continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases through to customers. Our concentrated supplier base limits the ability of our dedicated Asia-based sourcing agent to effectively push back against such rising material costs.

In addition to our investments to grow and diversify our business organically, we are continuing our search process to identify potential acquisition targets that would either be synergetic with the Company’s current business or accretive to shareholders by allowing us to further leverage our operating infrastructure and public company fixed costs, as well as diversify our sources of revenue.

We anticipate that we will continue to incur legal and other expenses in connection with the ongoing proxy contest related to our upcoming 2014 annual shareholders meeting and litigation related thereto.

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

Warrants

In accordance with ASC 815-40, the Company’s warrants were previously classified as a liability, at fair value, as a result of a related registration rights agreement that contains certain requirements for registering the underlying common shares, but has no provision for penalties upon the failure to register. The fair value of the warrants is determined using a Black-Scholes closed-form call option pricing model. At each balance sheet date, this liability’s fair value was re-measured and adjusted with the corresponding change in fair value recorded in the consolidated statement of operations and comprehensive (loss) income. As the Company has met the requirements for registering the underlying common shares, the fair value of the warrants has been reclassified to additional paid-in capital in the accompanying consolidated balance sheet as of June 30, 2014.

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

Results of Operations for the 2014 Quarter compared to the 2013 Quarter

Income (Loss) from Continuing Operations

The 2014 Quarter resulted in income from continuing operations of $41 thousand compared to a loss from continuing operations of $(0.2) million in the 2013 Quarter. This improvement of $0.3 million is primarily due to a positive change in net (gains) losses on marketable securities within other (income) expense, which was offset, in part, by a decrease in gross profit, and by increases in sales and marketing expenses, and general and administrative expenses, as reflected in the table below:

Main Components of Income (Loss) from Continuing Operations
	(millions of dollars)
	2014 Quarter	2013 Quarter	Increase (Decrease)
Net sales.....................................................................	$9.1	$8.6	$0.5

Gross profit................................................................	1.7	1.8	(0.1)
Sales and marketing expenses................................	(0.7)	(0.6)	0.2
General and administrative expenses....................	(0.9)	(0.8)	0.2
Other (income) expense, net...................................	--	(0.7)	(0.7)
Income tax expense..................................................	--	--	--
Income (loss) from Continuing Operations *....	$--	$(0.2)	$(0.3)

* Tables may not total due to rounding.

Loss from continuing operations attributable to common shareholders per basic and diluted share was $(0.00) and $(0.07) for the 2014 Quarter and 2013 Quarter, respectively.

Net Sales

Net sales in the 2014 Quarter increased $0.5 million, or 6%, to $9.1 million from $8.6 million in the 2013 Quarter due to higher sales of both Diabetic products and Other products. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Net Sales for 2014 Quarter (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products.............................	$2.3	$1.6	$3.0	$6.9
Other products..................................	0.4	1.3	0.5	2.2
Total net sales.............................	$2.7	$2.9	$3.5	$9.1

Net Sales for 2013 Quarter (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products.............................	$3.4	$1.7	$1.7	$6.8
Other products..................................	0.4	1.2	0.1	1.8
Total net sales.............................	$3.8	$2.9	$1.8	$8.6

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

Sales of Diabetic products increased $0.1 million to $6.9 million in the 2014 Quarter, from $6.8 million in the 2013 Quarter. This increase was primarily due to higher sales to Diabetic Customer C, Diabetic Customer D, and Diabetic Customer B. The increase in sales to Diabetic Customer C was primarily due to higher unit volume experienced in the 2014 Quarter relative to one, large, long-standing program, as well as a spike with a second, smaller program that is nearing the end of its life cycle. The increase in sales to Diabetic Customer D was primarily due to higher unit volume experienced in the 2014 Quarter relative to two larger long-standing programs. The increase in sales to Diabetic Customer B was primarily due to sales contributed by a new program in 2014 Quarter, which were offset, in part, by lower unit volume experienced in the 2014 Quarter with  a program that is moving towards the end of its life cycle. These increases were offset, in part, by lower sales to Diabetic Customer A primarily in respect of four long-standing programs that are nearing the end of their respective life cycles, which we believe may be consolidated and replaced by a single universal case program.

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

		(millions of dollars)
	2014 Quarter	2013 Quarter	Increase (Decrease)
Diabetic Customer A........................................	$1.9	$3.0	$(1.1)
Diabetic Customer B........................................	1.1	0.9	0.2
Diabetic Customer C........................................	2.4	1.8	0.6
Diabetic Customer D........................................	1.1	0.6	0.5
All other Diabetic Customers.........................	0.4	0.5	(0.1)
Totals.........................................................	$6.9	$6.8	$0.1

Sales of carrying cases for blood glucose monitoring kits represented 76% and 79% of our total net sales in the 2014 Quarter and 2013 Quarter, respectively.

Other Product Sales

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as smartphones, tablets, GPS devices, and bar code scanners), as well as a variety of other products (such as firearms, sporting, and other recreational products) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of Other Products increased approximately $0.4 million to $2.2 million in the 2014 Quarter from $1.8 million in the 2013 Quarter. This increase was primarily due to an initial program with a new camera customer in Europe. Fluctuations in several other customer accounts were not individually material.

Sales of Other Products represented 24% and 21% of our net sales in the 2014 Quarter and 2013 Quarter, respectively.

Gross Profit

Gross profit decreased $0.1 million, or 7%, to $1.7 million in the 2014 Quarter from $1.8 million in the 2013 Quarter primarily as a result of the lower sales level achieved with certain large customers in the 2014 Quarter. As a percentage of sales, our gross profit declined to 18% in the 2014 Quarter from 21% in the 2013 Quarter primarily due to: i) price consessions conceded to Diabetic Customer A in respect of three long-standing programs without equivalent cost decreases from our suppliers; ii) introduction of a new, lower-margin, program with a GPS customer that represents the majority of the product mix with this customer in Fiscal 2014; iii) increase cost on a program with a Diabetic Customer for which we have been unable to pass on to the customer.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.2 million, or 28%, to $0.7 million in the 2014 Quarter compared to $0.6 million in the 2013 Quarter due primarily to higher personnel costs, which resulted from the expansion and restructuring our sales and sales support departments. Increases in other components of “Sales and Marketing Expenses” were not material, individually, or in the aggregate.

General and Administrative Expenses

General and administrative expenses increased $0.2 million, or 21% to $0.9 million in the 2014 Quarter from $0.8 million in the 2013 Quarter due primarily to higher public costs and professional fees. The increase in public costs of $0.1 million, or 51%, in the 2014 Quarter was due primarily to legal  and other costs incurred in connection with ongoing proxy contest and upcoming 2014 annual shareholder’s meeting. The increase in professional fees of $0.1 million, or 356%, was primarily due to a settlement payment with an IT vendor incurred in connection with the Targus lawsuit, as well as consulting fees paid to a strategic financial advisor.   These increases were offset, in part, by a decrease in personnel costs of $47 thousand, as well as lesser decreases in occupancy and other general and administrative costs.  Fluctuations in other components of “General and Administrative Expenses” were not material, individually, or in the aggregate.

Other Expense (income), net

Other expense (income), net, consisting primarily of realized and unrealized gains and losses on investments in marketable securities, was $10 thousand of income in the 2014 Quarter compared to $0.7 million of expense in the 2013 Quarter. This fluctuation was due primarily to $0.1 million of realized and unrealized losses on investments in marketable securities in the 2014 Quarter, which were offset in part by realized and unrealized gains on investments in marketable securities of $0.1 million in the 2014 Quarter. In the 2013 Quarter investments in marketable securities resulted in $2.0 million of realized and unrealized losses on investments in marketable securities, which were offset in part by $1.3 million of realized and unrealized gains on investments in marketable securities.

 Results of Operations for the 2014 Period compared to the 2013 Period

Income from Continuing Operations

Income from continuing operations decreased $0.1 million to $0.1 million in the 2014 Period from $0.2 million in the 2013 Period. The decline is primarily due to higher sales and marketing expenses in the 2014 Period, which were offset, in part, by a positive change in Other expense (income), as well as higher gross profit, as reflected in the table below:

	Main Components of Income from Continuing Operations
	(thousands of dollars)
	2014 Period	2013 Period	Increase (Decrease)
Net sales.......................................................	$24.2	$23.3	$0.8

Gross profit..................................................	4.9	4.7	0.2
Sales and marketing expenses..................	(2.1)	(1.5)	0.6
General and administrative expenses......	(2.6)	(2.6)	--
Other expense (income), net....................	0.2	0.4	(0.2)
Income tax expense....................................	--	--	-
Income from Continuing Operations *.	$0.1	$0.2	$(0.1)

* Tables may not total due to rounding.

 Loss  from continuing operations attributable to common shareholders per basic and diluted share was $(0.01) and $(0.01) for the 2014 Period and 2013 Period, respectively.

Net Sales

Net sales in the 2014 Period increased $0.8 million, or 4%, to $24.2 million from $23.4 million in the 2013 Period due to higher sales of Diabetic products. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated.

Net Sales for 2014 Period (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products.........................	$7.3	$4.7	$7.0	$19.1
Other products..............................	1.4	2.6	1.2	$5.1
Total net sales...........................	$8.7	$7.3	$8.2	$24.2

Net Sales for 2013 Period (millions of dollars)
	APAC	Americas	Europe	Total*
Diabetic products...........................	$6.6	$5.5	$6.2	$18.3
Other products................................	1.5	3.2	0.4	5.1
Total net sales............................	$8.1	$8.7	$6.6	$23.4

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

Sales of Diabetic products increased $0.8 million, or 4%, to $19.1 million in the 2014 Period, from $18.3 million in the 2013 Period. This increase was due to higher sales to Diabetic Customer A, which were primarily driven by two long-standing programs, as well as one new program added in the 2014 Period. These increases were offset, in part by decreased sales from two long-standing programs with Diabetic Customer A that we believe are nearing the end of their life cycles.  The net increase in sales to Customer A was offset, in part, by lower sales to Diabetic Customer C.

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

		(millions of dollars)
	2014 Period	2013 Period	Increase (Decrease)
Diabetic Customer A..............................	$6.5	$5.6	$0.9
Diabetic Customer B..............................	3.1	3.1	--
Diabetic Customer C..............................	5.5	5.6	(0.1)
Diabetic Customer D..............................	3.1	3.1	--
All other Diabetic Customers...............	0.9	0.9	--
Totals...............................................	$19.1	$18.3	$0.8

Sales of carrying cases for blood glucose monitoring kits represented 79% and 78% of our total net sales in the 2014 Period and 2013 Period, respectively.

Other Product Sales

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as smartphones, tablets, GPS devices, and bar code scanners), as well as a variety of other products (such as firearms, sporting, and other recreational products) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of Other Products were $5.1 million in both the 2014 and the 2013 Periods. This was primarily the result of $1.0 million of first time sales to a new camera customer in Europe in the 2014 Period, which were offset by declines in several of our other customer accounts.

Sales of Other Products represented 21% and 22% of our net sales in the 2014 Period and 2013 Period, respectively.

Gross Profit

Gross profit increased $0.2 million, or 4%, to $4.9 million in the 2014 Period from $4.7 million in the 2013 Period primarily as a result of the higher sales level achieved in the 2014 Period. As a percentage of sales, our gross profit was 20% in both the 2014 Period and 2013 Period.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.6 million, or 38%, to $2.1 million in the 2014 Period compared to $1.5 million in the 2013 Period due primarily to higher personnel costs, and to a lesser extent, higher travel and entertainment costs. Personnel costs increased $0.4 million, or 25%, in the 2014 Period primarily as a result of expanding and restructuring our sales and sales support departments. Travel and entertainment expenses increased $0.1 million, or 38%, in the 2014 Period primarily due to increased intercontinental travel for sales support and development. Increases in other components of “Sales and Marketing Expenses” were not material, individually, or in the aggregate.

General and Administrative Expenses

General and administrative expenses were $2.6 million in both the 2014 and the 2013 Periods. This resulted primarily from increases in professional fees and public costs, which were offset by decreases in personnel costs, occupancy costs, and travel and entertainment costs during the 2014 Period. The increase in public costs of $0.2 million, or 25%, is primarily due to: i) higher legal fees incurred in connection with public filings, proxy contest, and various board of director matters, ii) higher board of director compensation, and iii) higher directors and officers liability insurance. The increase in professional fees of $0.1 million, or 28%, is primarily due to: i) accounting and legal fees incurred in connection with the issuance of convertiable preferred stock, ii) a settlement payment to an IT vendor incurred in connection with the Targus lawsuit, iii) advisory fees incurred in connection with merger and acquisition strategy, and iv) consulting fees paid to a strategic financial advisor. The decrease in personnel costs of $0.2 million, or 17%, is primarily due to incentive bonuses and contract employee fees incurred in the 2013 Period as part of our restructuring that were not incurred in the 2014 Period. Also, in connection with our restructuring and relocation of our corporate headquarters from Santa Monica, California to West Palm Beach Florida, we incurred higher travel and entertainment costs, and higher occupancy costs in the 2013 Period, which we were able to reduce in the 2014 Period. Fluctuations in other components of “General and Administrative Expenses” were not material, individually, or in the aggregate.

Other Expense (income), net

Other expense (income), net, consisting primarily of realized and unrealized gains and losses on investments in marketable securities, and other expense derived from the change in fair value of our warrants (refer to Note 2 in our Notes to Consolidated Financial Statements) in the case of the 2014 Period, was $0.2 million of expense in the 2014 Period compared to $0.4 million of expense in the 2013 Period. This fluctuation was due primarily to $31 thousand of net realized and unrealized losses on investments in marketable securities in the 2014 Period compared to $0.4 million of net realized and unrealized losses on investments in marketable securities in the 2013 Period. In addition, we incurred  $0.2 million of other expense in the 2014 Period that resulted from the re-measurement and revaluation of our warrants as of March 31, 2014.

Liquidity and Capital Resources

   During the 2014 Period, we generated $0.7 million of cash from operations, which consisted of net income of $70 thousand, adjusted by $0.4 million for non-cash items (primarily share based compensation and change in the fair value of the warrant liability), and a net contribution in working capital items of $0.2 million. As to working capital items, cash used in operating activities primarily consisted of increases in accounts receivable, inventories, and prepaid expenses and other current assets of $1.1 million, $0.3 million, and $0.1 million, respectively, as well as decreases in accrued expenses and other current liabilities and other liabilities of $86 thousand and $49 thousand, respectively. These changes were offset, in part, by cash generated from operating activities consisting of an increase in accounts payable and due to Forward China of $1.9 million.

The increase in accounts receivable is primarily the result of the higher level of sales achieved in the 2014 Quarter compared to the fiscal quarter ended September 30, 2013, as well as payment term extensions granted to certain key customers. The increase in inventory is primarily due to higher levels of inventory enroute to and staged at certain of our key customer’s hubs in response to their firm purchase orders and communications of expected demand to us. The increase in prepaid expenses and other current assets is primarily due to annual premiums paid to renew our directors and officers liability policies. The decrease in accrued expenses and other current liabilities is due to bonuses and commissions paid in Fiscal 2014 that were accrued for as of September 30, 2013. The increase in accounts payable is primarily due to higher purchases of inventory in the 2014 Quarter compared to the fiscal quarter ended September 30, 2013.

During the 2013 Period, we generated $0.6 million of cash in operations, which consisted of net income of $42 thousand adjusted by $0.8 million for non-cash items and a net use in working capital items of $0.3 million. As to working capital items, cash used in operating activities consisted of decreases in accounts payable and due to Forward China  and accrued expenses and other current liabilities of $1.7 million and $1.2 million, respectively. These changes were offset, in part, by decreases in accounts receivable, inventories, and prepaid and other current assets of $1.3 million, $1.2 million, and $0.2 million, respectively.

In the 2014 Period, net investing activities used $0.2 million, which consisted of $5.8 million used for purchases of marketable equity securities, $5.6 million generated from sales of marketable equity securities, and $16 thousand used for purchases of property and equipment. In the 2013 Period, net investing activities used $0.4 million of cash, which consisted of $55 million used for purchases of marketable equity securities, $55 million generated from sales of marketable equity securities, and $40 thousand used for purchases of property and equipment.

In the 2014 Period, net financing activities used $57 thousand to pay dividends on the 6% Senior Convertible Preferred Stock. In the 2013 Period, net financing activities generated $0.2 million from the issuance of 6% Senior Convertible Preferred Stock.

At June 30, 2014, our current ratio (current assets divided by current liabilities) was 2.8; our quick ratio (current assets less inventories divided by current liabilities) was 2.4; and our working capital (current assets less current liabilities) was $10.8 million.  As of such date, we had no short or long-term debt outstanding.

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

During the three month period ended December 31, 2013, we implemented additional controls related to the process for evaluating the impact of complex non-routine financing transactions, such as engaging outside experts to assist in determining the proper valuation and accounting treatment for securities through private placements.  In addition, we restated our financial statements for the three and nine-month periods ended June 30, 2013 to correct the error related to the material weakness.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Terence Bernard Wise v. Frank LaGrange Johnson, et al., Ind. No. 652161/2014 (Sup. Ct., NY City.)

On July 15, 2014, Terence Bernard Wise, a director of the Company, filed a derivative complaint in the Supreme Court of the State of New York, New York County, against directors Frank LaGrange Johnson, Robert Garrett Jr., Owen P.J. King, Timothy Gordon and John F. Chiste, also naming the Company as a nominal defendant, alleging breaches of fiduciary duty and seeking declaratory and injunctive relief, including a temporary restraining order (“TRO”), that would prevent the Board of Directors of the Company from voting on proposals to raise capital or engage in any extraordinary transactions.  The court rejected Mr. Wise’s request for a TRO.  Mr. Wise subsequently amended his complaint to add allegations of breach of fiduciary duties under various provisions of New York’s Business Corporation Law.  The case currently is pending before the Court.

Forward Industries, Inc. v. Terence Bernard Wise and Jenny P.  Yu, No. 14 CV 5365 (JSR)

On July 16, 2014, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York against Terence Bernard Wise, a director of the Company, and his long-time business partner, Jenny P. Yu, alleging multiple violations of federal securities laws, including the filing with the Securities and Exchange Commission (“SEC”) of deceptive and misleading Schedules 13D and proxy solicitation materials.  Specifically, the Company alleges that Mr. Wise and Ms. Yu have been acting as an improperly undisclosed “group” engaged in an effort to replace the entire Board of Directors with Mr. Wise’s hand-picked candidates.  The Company’s lawsuit seeks expedited injunctive and declaratory relief that requires Mr. Wise and Ms. Yu to comply with the federal securities laws and submit corrected, accurate disclosures in advance of any vote by the Company’s shareholders.  The case currently is pending.

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

Dated:   August 19, 2014

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Robert Garrett, Jr.
Robert Garrett, Jr.
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)