Form 10-K
period 2014-09-30
FORWARD INDUSTRIES INC
filed 2014-12-10
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes      ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rue 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes      ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

☐ Large accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $11,422,633.

As of December 5, 2014, 8,443,046 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

The Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

“Forward US” refers to Forward Industries’ wholly owned subsidiary Forward Industries (IN), Inc., an Indiana corporation;

“Forward HK” refers to Forward Industries’ inactive wholly owned subsidiary Forward Industries HK, Ltd., a Hong Kong corporation;

“Forward Switzerland” refers to Forward Industries’ wholly owned subsidiary Forward Industries (Switzerland) GmbH, a Swiss corporation;

“Forward UK” refers to Forward Industries’ inactive wholly owned subsidiary Forward Ind. (UK) Limited, a limited company of England and Wales;

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

“Fiscal 2014” refers to our fiscal year ended September 30, 2014;

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

Products

Diabetic Products

We sell carrying cases for blood glucose diagnostic kits (“Diabetic Products”) directly to OEMs (or their contract manufacturers) of these electronic monitoring kits made for use by diabetics.  We typically sell these cases at prices ranging from approximately $0.50 to $6.00 per unit.  Unit volumes are sold predominantly at the lower end of this price range.  The OEM customer (or its contract manufacturer) packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a much lesser extent, sells them through their retail distribution channels.  These kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders.  As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet. For Fiscal 2014, our Diabetic Products accounted for approximately 79% of our total net sales.

Other Products

                We also sell carrying and protective solutions to OEMs for a diverse array of other portable electronic and other products (“Other Products”), including sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, and firearms, on a made-to-order basis that are customized to fit the products sold by our OEM customers.  Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design and sell the carry solution. For Fiscal 2014, our Other Products accounted for approximately 21% of our total net sales.

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

Marketing, Distribution, and Sales

Geographic Sales Distribution

Through our wholly owned subsidiaries, Forward US and Forward Switzerland, we distribute and sell our products globally.  The approximate percentages of net sales to OEM customers by their geographic location for Fiscal 2014 and Fiscal 2013 are as follows:

	Net Sales for the Fiscal Years Ended September 30,

	2014	2013
Americas	30%	35%
APAC Region	35%	35%
EMEA Region	35%	30%
Total	100%	100%

The importance of the APAC Region is attributable to the fact that certain of our key customers outsource product manufacture to contract manufacturers located in China or elsewhere in Asia.  In these instances, we ship product to, and product is packaged “in box” at, such contract manufacturer’s facility.  If payment to us is due from the contract manufacturer, we identify the sale to its geographic location rather than that of the customer for whom the contract manufacturer is supplying product.  The decrease in the Americas Region’s contribution to total net sales in Fiscal 2014 compared to Fiscal 2013 was primarily due to the decrease in revenue contribution from Diabetic Customer D and a major customer in the Other Product line within the Americas Region. The increase in the EMEA Region’s contribution to total net sales in Fiscal 2014 compared to Fiscal 2013 was primarily due to increased revenue contribution from Diabetic Customers C and D. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 15 to the audited consolidated financial statements included in Item 8 of this Annual Report.

Channels of Distribution

We primarily ship our products directly to our OEM customers (or their contract manufacturers), who package our accessory products “in box” with their branded products.  Some of our customers also purchase certain of our products and offer them for sale as stand-alone accessories to complement their product offerings.

Sales by Product Line

Sales of carry and protective solutions for Diabetic Products and for Other Products (all products other than diabetic carry cases for blood glucose monitor kits) accounted for approximately the following percentages of total net sales in Fiscal 2014 and 2013:

	For the Fiscal Years Ended
	September 30,
Sales:	2014	2013
Diabetic Products	79%	78%
Other Products	21%	22%
Totals	100%	100%

Sales Concentration

We have approximately 73 active OEM customers.  Of these, four customers (including their affiliates and contract manufacturers) accounted for approximately 76% and 75% of our net sales from continuing operations in Fiscal 2014 and 2013, respectively. All four of these “major” customers are OEMs of diabetic monitoring kits. These customers package our carry and protective solutions “in box” with their branded products, or to a lesser extent, sell them through their retail distribution channels. The approximate percentages of net sales contributed by each of these four customers to continuing operations for Fiscal 2014 and Fiscal 2013 are as follows:

	For the Fiscal Years Ended
	September 30,
Customer:	2014	2013
Diabetic Customer A	27%	24%
Diabetic Customer B	14%	13%
Diabetic Customer C	24%	24%
Diabetic Customer D	11%	14%
Totals	76%	75%

During Fiscal 2014 and 2013, all net sales of OEM products were made directly by our employees, which are assigned key accounts or defined geographic sales territories.  See “Risk Factors” in Item 1A. of this Annual Report - “Our business could suffer if the services of key sales personnel we rely on were lost to us.”

OEM Distribution Hubs

We have distribution arrangements with all of our major customers and several of our other OEM customers. These arrangements obligate us to supply our products to our customer’s distribution hubs (may be multiple locations) where their products are manufactured, kitted, and/or warehoused pending sale, and where our products are packaged “in box” with the OEM customer’s products or, to a much lesser extent, distributed for retail sale. The product quantities we are required to supply to each distribution hub are based on the OEM customer’s purchase orders and forecasts.  We do not recognize revenue for product shipped to a hub until we have been notified by our customer that our product has been withdrawn from the distribution hub and “consumed”. Hub arrangements have had the general effect of extending financing for our customers’ inventory build by extending the time between our placement of orders to our suppliers in order to ship and supply the hubs and the time that we are able to recognize revenue.  The corollary effect is an increase in our inventory levels.

Credit Risk

We generally sell our OEM products on 30- to 120-day credit terms customary in the industry and without interest.  Historically, we have not had significant credit problems with our customers. Our significant OEM customers are large, multinational companies with good credit histories. None of these customers is or has been in default to us, and payments from all customers are generally received from them on a timely basis. Four OEM customers (including their affiliates or contract manufacturers) accounted for approximately 77% of our accounts receivable at September 30, 2014, whereas, four OEM customers accounted for approximately 73% of our accounts receivable at September 30, 2013.

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

Sourcing Agent

On March 12, 2012, we entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward China. On March 13, 2014, we entered into Amendment No. 1 to the Agreement with Forward China, dated as of March 11, 2014. The Agreement, as amended, provides that upon the terms and subject to the conditions set forth therein, Forward China will act as our exclusive buying agent and supplier of Products (as defined in the Agreement) in the APAC Region.  We purchase products at Forward China’s cost and pay a service fee to Forward China. The Agreement, as amended, terminates on March 11, 2015, subject to renewal.  Terence Wise, a director of the Company, is a principal of Forward China.

Suppliers

We procure substantially all our supply of carrying solutions products from independent suppliers in China through Forward China.  Depending on the product, we may require several different suppliers to furnish component parts or pieces. We purchased approximately 95% and 92% of our OEM products from five and four such suppliers in Fiscal 2014 and Fiscal 2013, respectively. The approximate percentages of purchases of OEM products from each of these four suppliers with respect to continuing operations for Fiscal 2014 and Fiscal 2013 are as follows:

	Fiscal Year Ended September 30,
	2014	2013
Supplier:
OEM Supplier A	66%	0%
OEM Supplier B	20%	50%
OEM Supplier C	5%	19%
OEM Supplier D	3%	14%
OEM Supplier E	1%	9%
Totals	95%	92%

We place orders with one or more suppliers at the time we receive firm purchase orders and/or forecasts from our OEM customers for a particular product.  Accordingly, we do not have minimum supply requirement agreements with our suppliers to guarantee us supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of our suppliers. However, from time to time, we may order products from our suppliers in advance of receiving a customer purchase order, or in quantities in excess of those forecasted to us by our customer, for which they are contractually obligated to us, in order to meet our customer’s delivery demands.  Starting September 1, 2013 we began making purchases directly from Forward China. As of September 30, 2014, the majority of our purchases are made directly through Forward China.

Quality Assurance

To ensure that our products manufactured by our Chinese suppliers meet our quality assurance standards our products are inspected by independent contractors in China, which may be affiliated with one or more of our suppliers.  These contractors are subject to the control and supervision of Forward China’s quality assurance employees based in Hong Kong (see “Item 1. Business – Product Supply – Sourcing Agent”). In July 2012, Forward China received its ISO 9001:2008 quality certification, which covers all ISO activities previously covered under Forward’s ISO quality certification.

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

Employees

At September 30, 2014, we had 20 full-time employees, of whom one is employed in an executive capacity, eleven are employed in sales and sales support capacities, three are employed in a design capacity, and five are employed in finance and administrative capacities. We consider our employee relations to be satisfactory.  None of our employees are covered by a collective bargaining agreement.

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

Please read Item 7. “Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995” that appears on page 14 of this Annual Report on Form 10-K.

We have a history of losses and negative cash flow from operations.  We cannot assure you that we will achieve or sustain profitability in the future.

We have incurred losses and negative cash flows from operations in recent years. We incurred net losses of approximately $0.8 million and $0.2 million for the fiscal years ended September 30, 2014 and 2013, respectively, and had net cash provided by operating activities of approximately $0.2 million and $2.3 million for the fiscal years ended September 30, 2014 and 2013, respectively. Further, we may incur net losses in future reporting periods as we incur expenses associated with the continuation of our business as well as its subsequent development, which development cannot be guaranteed. There is no assurance our future operations will be profitable.  If we cannot generate sufficient revenues to operate profitably, we may be forced to cease or suspend operations, or we may be required to raise additional capital to maintain or grow our operations. There is no assurance that we will be able to raise such additional capital.

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

Sales of Diabetic Products to OEM customers accounted for approximately 79% of net revenues from continuing operations in Fiscal 2014.  As a result, our financial condition and results of operations are subject to higher risk from the loss of a major diabetic customer or changes in their business practices, for example, a decision to reduce or eliminate inclusion of cases in box with the electronic device or a decision to focus on insulin pumps instead of insulin by injection.

Our business is and has been characterized by a high degree of customer concentration.  Our four largest customers accounted for approximately 76% and 75% of net sales from continuing operations in Fiscal 2014 and Fiscal 2013, respectively; the loss of, or material reduction in orders from, any of these customers would materially and adversely affect our results of operations and financial condition.

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

Four customers accounted for approximately 77% of our accounts receivable at September 30, 2014, and four customers accounted for approximately 73% of our accounts receivable at September 30, 2013, respectively. The failure to receive or collect such amounts when and as due could have a material adverse effect on our financial condition, liquidity, and results of operations.

We continue to encounter pressures from our largest OEM customers to maintain or even roll back prices or to supply lower priced carry solutions, and expect such pressure to persist. The effects of such price constraints on our business may be exacerbated by inflationary pressures that affect our costs of supply.

During Fiscal 2014 and Fiscal 2013, we experienced significant pricing pressure from our largest OEM customers to maintain or even reduce the prices we charge them.  When we are unable to extract comparable concessions from our suppliers on prices they charge us, product sales margins erode.  In addition to margin compression from customers in general, we are encountering increased pricing from our Chinese suppliers who are reacting to inflationary increases in materials and labor costs incurred by them.  In addition, prices that our Chinese vendors charge to us may reflect appreciation of the Chinese currency against the U.S. dollar, which can be passed through to us in the form of higher U.S. dollar prices. This in turn will tend to reduce gross profit if we are unable to raise prices. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview – Trends and Economic Environment.”

We depend on a single exclusive buying agent who, in turn, depends on a limited number of key suppliers.

Forward China, our exclusive sourcing agent in the Asia Pacific region, has not made progress in efforts to expand the supplier base during Fiscal 2014. However, there was no contraction of supplier base during Fiscal 2014. Forward China has relied on a limited number of suppliers to supply the component parts and pieces necessary for the production of our carry and protective solutions products. As a result, our ability to effectively push back against rising material costs may diminish. In addition, any inability to obtain supplies from a single or limited number of suppliers may result in difficulty obtaining the supplies necessary for our business and may restrict our ability to produce our carry and protective solutions products. Where practical, we intend to establish alternative sources to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, a prolonged inability to obtain certain components or the failure of one of our suppliers could impair our ability to ship products and generate revenues, which could adversely affect our operating results and damage our customer relationships. See also “Note 15, Operating Segment Information—Supplier Concentration” to our audited consolidated financial statements included in Item 8 of this Annual Report.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. We continue to work on improvements to our internal controls over financial reporting and there can be no assurance that material weaknesses will not occur in the future. Any failure to implement and maintain internal controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

Our Board of Directors is authorized to issue up to 4,000,000 shares of “blank check” preferred stock, of which 648,846 shares have been issued as 6% convertible preferred stock. Our Board of Directors has the authority, without shareholder approval, to issue such preferred stock in one or more series and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Our ability to issue the authorized but unissued shares of preferred stock could be used to impede takeovers of the Company.  Under certain circumstances, the issuance of the preferred stock could make it more difficult for a third party to gain control of Forward, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of our common stock. In addition, our certificate of incorporation requires the affirmative vote of two-thirds of the shares outstanding to approve a business combination such as a merger or sale of all or substantially all assets.  Such provision and blank check preferred stock may discourage attempts to acquire Forward. Applicable laws that impose restrictions on, or regulate the manner of, a takeover attempt may also have the effect of deterring any such transaction.

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

Our business could be negatively affected as a result of a potential proxy contest for the election of directors at our annual meeting, and such proxy contest could distract our management, divert our resources and impact the trading value of the Company’s securities.

On December 8, 2014, Terence Bernard Wise, a director of the Company, filed a definitive proxy statement nominating five director candidates for election to the Board of Directors at our 2014 annual meeting of shareholders (the “2014 Annual Meeting”).  The Company believes Terence Bernard Wise, together with other participants (collectively, the “Wise Group”), failed to properly nominate its alternative slate of director candidates in compliance with the nomination procedures established in the Company’s Amended and Restated By-Laws.  As a result, the Company believes that any purported nomination by the Wise Group at the 2014 Annual Meeting is invalid.  The Company sought declaratory and injunctive relief from a New York State court to prevent the Wise Group’s invalid and improper solicitation.  At a hearing on December 1, 2014, the court denied the Company’s request for preliminary injunctive relief.  The Company has filed a Notice of Appeal with respect to the court’s ruling. Since the court determined the Wise Group nomination is valid, it is possible that the Wise-nominated directors could constitute a majority of the Board of Directors following the 2014 Annual Meeting.

A proxy contest would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the Board of Directors.  Such activities could interfere with our ability to execute our strategic plan.  The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities, result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results.

We face risks related to litigation advanced by a current director and shareholder of ours and our former Chief Financial Officer.

On July 15, 2014, Terence Bernard Wise, a director of the Company, filed a derivative complaint in the Supreme Court of the State of New York, New York County, against directors Frank LaGrange Johnson, Robert Garrett, and John F. Chiste and then-directors (now former directors) Timothy Gordon and Owen P.J. King, also naming the Company as a nominal defendant, alleging breaches of fiduciary duty and seeking declaratory and injunctive relief (both preliminary and final), including a temporary restraining order (“TRO”), that would have prevented the Board of the Company from voting on proposals to raise capital or engage in any extraordinary transactions. The court rejected Mr. Wise’s request for a TRO and Mr. Wise then withdrew his request for preliminary injunctive relief.  Mr. Wise then amended his complaint to add allegations of breach of fiduciary duties under various provisions of New York’s Business Corporation Law.  On December 4, 2014, Mr. Wise brought a new application to the court, once again seeking a TRO and a preliminary injunction that would enjoin his fellow Company directors from causing the Company to issue any Series B Senior Convertible Preferred Stock (the “Preferred Stock”), or take any antecedent or preparatory steps to effectuate such issuance, prior to the Company’s 2014 annual meeting of shareholders (the “2014 Annual Meeting”).  The court granted the TRO, in part, by prohibiting the Company from issuing—but not from taking antecedent or preparatory steps to issue—such Preferred Stock prior to December 8, 2014.  At a hearing on December 8, 2014, the court then granted Mr. Wise’s motion for a preliminary injunction, enjoining the Company’s issuance of the Preferred Stock prior to the Company’s 2014 Annual Meeting.  On December 8, 2014, the Company filed a notice of appeal of the court’s order to the Supreme Court of the State of New York, Appellate Division, First Department.  On December 9, 2014, the Company moved, before such appellate court, to vacate the lower court’s injunction, which motion has not yet been decided.  The case otherwise remains pending before the lower court.

On August 26, 2014, James McKenna, the Company’s former Chief Financial Officer, filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company and directors Frank LaGrange Johnson, Robert Garrett and John F. Chiste and then-directors (now former directors) Timothy Gordon and Owen P.J. King, alleging purported claims of retaliation for whistleblowing under the Dodd-Frank Act, breach of contract and breach of the covenant of good faith and fair dealing all as against the Company, and a single claim for tortious interference with contract as against the individual defendants.  The complaint seeks an unspecified amount of monetary consequential damages and punitive damages.  The case currently is pending before the court.

Although we believe the claims to be without merit, our operating results and share price may be negatively impacted due to the negative publicity, expenses incurred in connection with our defense, management distraction, and/or other factors related to this litigation.  In addition, litigation of this nature may negatively impact our ability to attract and retain customers and strategic partners, as well as qualified board members and management personnel.

One of our current directors is a significant shareholder, which makes it possible for him to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders.

One of our directors, Terence Bernard Wise, is a significant shareholder who beneficially owns approximately 19.1% of the outstanding shares of our common stock as of December 1, 2014. Mr. Wise will have substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders.  Mr. Wise has also launched a proxy contest to elect a different slate of directors than what our Company proposed to shareholders.  In addition, such influence by Mr. Wise could have the effect of discouraging potential business partners or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 2.	PROPERTIES

In September 2012, we relocated our executive offices from Santa Monica, California to West Palm Beach, Florida, which consists of approximately 2,815 square feet, which we rent for approximately $6,200 per month under a lease agreement scheduled to expire in September 2020.

In April 2011, we relocated our executive offices from Pompano Beach, Florida to offices in Santa Monica, California, which consists of approximately 3,400 square feet, which we rent for approximately $14,000 per month under lease agreements, which expire in October 2016. Beginning in July 2013, we sub-leased this space for the remainder of our lease term at rates above those that we are contractually obligated to pay.

We sub-lease approximately 1,300 square feet of office space in Cham, Switzerland on a month-to-month basis from a tenant at the same location. We use this office as our EMEA Region headquarters from which we coordinate our sales and sales support activities throughout the EMEA Region.

On February 1, 2014, we began leasing office space in New York, New York for our Chief Executive Officer at a rate of $2,500 per month from LaGrange Capital Administration, L.L.C. (“LCA”). This lease is month-to-month and is cancellable by either us or LCA at any time. Effective April 1, 2014, LCA increased the monthly rental charge (inclusive of rent, allocable share of office assistant, and equipment leases) from $2,500 to approximately $12,700 per month.

We believe that each of the foregoing leased properties is adequate for the purposes for which it is used. All leases are with unaffiliated third parties.  We believe that the loss of any lease would not have a material adverse effect on our operations, as we believe that we could identify and lease comparable facilities upon approximately equivalent terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of September 30, 2014, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

On July 15, 2014, Terence Bernard Wise, a director of the Company, filed a derivative complaint in the Supreme Court of the State of New York, New York County, against directors Frank LaGrange Johnson, Robert Garrett, and John F. Chiste and then-directors (now former directors) Timothy Gordon and Owen P.J. King, also naming the Company as a nominal defendant, alleging breaches of fiduciary duty and seeking declaratory and injunctive relief (both preliminary and final), including a temporary restraining order (“TRO”), that would have prevented the Board of the Company from voting on proposals to raise capital or engage in any extraordinary transactions. The court rejected Mr. Wise’s request for a TRO and Mr. Wise then withdrew his request for preliminary injunctive relief.  Mr. Wise then amended his complaint to add allegations of breach of fiduciary duties under various provisions of New York’s Business Corporation Law.  On December 4, 2014, Mr. Wise brought a new application to the court, once again seeking a TRO and a preliminary injunction that would enjoin his fellow Company directors from causing the Company to issue any Series B Senior Convertible Preferred Stock (the “Preferred Stock”), or take any antecedent or preparatory steps to effectuate such issuance, prior to the Company’s 2014 annual meeting of shareholders (the “2014 Annual Meeting”).  The court granted the TRO, in part, by prohibiting the Company from issuing—but not from taking antecedent or preparatory steps to issue—such Preferred Stock prior to December 8, 2014.  At a hearing on December 8, 2014, the court then granted Mr. Wise’s motion for a preliminary injunction, enjoining the Company’s issuance of the Preferred Stock prior to the Company’s 2014 Annual Meeting.  On December 8, 2014, the Company filed a notice of appeal of the court’s order to the Supreme Court of the State of New York, Appellate Division, First Department.  On December 9, 2014, the Company moved, before such appellate court, to vacate the lower court’s injunction, which motion has not yet been decided.  The case otherwise remains pending before the lower court.

On July 16, 2014, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York against Mr. Wise and his long-time business partner, Jenny P. Yu, alleging multiple violations of federal securities laws, including the filing with the Commission of deceptive and misleading Schedules 13D and proxy solicitation materials.  Specifically, the Company alleged that Mr. Wise and Ms. Yu have been acting as an improperly undisclosed “group” engaged in an effort to replace the entire Board with Mr. Wise’s hand-picked candidates.  The Company’s lawsuit seeks expedited injunctive and declaratory relief that would require Mr. Wise and Ms. Yu to comply with the federal securities laws and submit corrected, accurate disclosures in advance of any vote by the Company’s shareholders.  On September 20, 2014, the Court granted Wise’s and Yu’s respective motions to dismiss the case, after which the Company filed an appeal to the United States Court of Appeals for the Second Circuit.  The Company’s appeal currently is pending before the Court of Appeals.

On August 26, 2014, James McKenna, the Company’s former Chief Financial Officer, filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company and directors Frank LaGrange Johnson, Robert Garrett and John F. Chiste and then-directors (now former directors) Timothy Gordon and Owen P.J. King, alleging purported claims of retaliation for whistleblowing under the Dodd-Frank Act, breach of contract and breach of the covenant of good faith and fair dealing all as against the Company, and a single claim for tortious interference with contract as against the individual defendants.  The complaint seeks an unspecified amount of monetary consequential damages and punitive damages.  The case currently is pending before the court.

On November 13, 2014, the Company filed a lawsuit in the Supreme Court of the State of New York, Kings County, against Terence Bernard Wise, a director of the Company, and the following six individuals whom Mr. Wise claims that he has purportedly nominated to stand for election as directors at the Company’s Annual Meeting:  Howard Morgan, Michael Luetkemeyer, Eric Freitag, Sangita Shah, N. Scott Fine, and Darryl Keyes.  The Company’s complaint seeks a judicial declaration that Mr. Wise’s purported nominations are invalid, as they were not received within the timeframe expressly provided by the Company’s Bylaws for such nominations.  The complaint also seeks injunctive relief from the court, enjoining Mr. Wise from soliciting proxies for his purported nominees to stand for election as directors at the 2014 annual meeting of shareholders.  At a hearing on December 1, 2014, the court denied the Company’s request for preliminary injunctive relief.  On December 2, 2014, the Company filed a notice of appeal of the court’s order to the Supreme Court of the State of New York, Appellate Division, Second Department and on December 3, 2014, the Company moved before such appellate court for the preliminary injunctive relief denied below.  That motion remains pending, as does the case before the lower court.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The principal market for our common stock is the NASDAQ SmallCap Market. Our common stock is traded under the symbol "FORD". The following table sets forth the high and low closing bid quotations for our common stock on the NASDAQ SmallCap Market for each quarter in the last two fiscal years:

	Bid Price Information for Common Stock*
	Fiscal 2014		Fiscal 2013
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$1.89	$1.41	$1.50	$1.08
Second Quarter	$2.10	$1.51	$2.17	$1.43
Third Quarter	$1.93	$1.15	$2.14	$1.70
Fourth Quarter	$1.73	$1.18	$1.99	$1.66

_______________________________
*High and low bid price information as furnished by The NASDAQ Stock Market Inc.

On December 1, 2014, the closing bid quotation for our common stock was $1.15.

Holders of common stock.

As of November 24, 2014, there were approximately 114 holders of record of our common stock, excluding approximately 6,456 beneficial holders of common stock whose shares are held in street name.

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

Securities authorized for issuance under equity compensation plans.

Long-term equity based compensation is accomplished under the Forward Industries, Inc. 2007 Equity Incentive Plan, as amended (the “2007 Plan”), adopted by the Company and by its shareholders in May 2007 and amended February 2009, and the Forward Industries, Inc. 2011 Long Term Incentive Plan (the “2011 Plan”), adopted by the Company and by its shareholders in March 2011.  Under the 2007 Plan, 800,000 shares of Common Stock were authorized for grants of awards of stock options and restricted stock, of which 130,015 shares remain available for grant as of September 30, 2014.  Under the 2011 Plan, 850,000 shares of Common Stock were authorized for grants of awards of stock options and restricted stock, of which 185,647 shares remain available for grant as of September 30, 2014.  There are options to purchase 30,000 shares of Common Stock outstanding under the 1996 Stock Incentive Plan.

Information relating to securities authorized for issuance under equity compensation plans as of September 30, 2014, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	778,500	$3.12	315,662
Equity compensation plans not
approved by security holders	-	$-	-
Total	778,500	$3.12	315,662

 Purchase of equity securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto and other financial information appearing in Item 8 of this Annual Report on Form 10-K.  This discussion and analysis compares our consolidated results of operations for Fiscal 2014 with those for Fiscal 2013, and is based on or derived from the audited Consolidated Financial Statements included in Item 8 in this Annual Report. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Business Overview

Trends and Economic Environment

In June 2012, the Company made the strategic decision to focus solely on its core OEM business. Initially, we implemented several key restructuring measures in order to improve our operating performance and return the Company to profitability. These actions included replacing our legacy sourcing and quality assurance infrastructure with a variable lower cost solution through our use of an exclusive Asia-based sourcing agent (see Note 12 in our Notes to our Consolidated Financial Statements) and rationalizing our fixed operating expenses, including office closures and headcount reductions. Our financial results for Fiscal 2014 and Fiscal 2013, reflect the impact of these restructuring measures.

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

In addition to our investments to grow and diversify our business organically, we are conducting an active search process to identify attractive acquisition targets.  We anticipate that this search process will be ongoing with the goal of identifying prospective target companies that, if acquired, would be accretive to our earnings.

We continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases through to customers. Our dedicated Asia-based sourcing agent has made meaningful progress in areas such as quality assurance and overall operational performance, which has better positioned us with our customers. Our sourcing agent also made progress in expanding our supplier base during Fiscal 2013. However, there was no continued expansion during Fiscal 2014. As a result, our ability to effectively push back against such rising material costs may diminish.

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

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. We perform periodic credit evaluations of our customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believe that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net one hundred and twenty (120) days. We have not historically experienced significant credit or collection problems with our OEM customers or their contract manufacturers. At September 30, 2014 and 2013, no allowance for doubtful accounts relating to our continuing operations was deemed necessary.

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

6% Senior Convertible Preferred Stock

Temporary Equity

In accordance with Accounting Standards Codification (“ASC”) 480-10-s99 – Distinguishing Liabilities from Equity – Overall – SEC Materials and Accounting Series Release (“ASR”) 268 – Presentation in Financial Statements of “Redeemable Preferred Stock”, equity securities are required to be classified out of permanent equity and classified as temporary equity, as the redemption of the convertible preferred stock is not solely within our control since it is at the option of the holder.

Warrants

In accordance with ASC 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity, our warrants were initially classified as a liability, at fair value, as a result of a related registration rights agreement that contained certain requirements for registering the underlying common shares, but has no provision for penalties upon the failure to register. At each consolidated balance sheet date, this liability’s fair value was re-measured and adjusted with the corresponding change in fair value recorded in the consolidated statements of operations and comprehensive loss. After we met the requirements for registering the underlying common shares in the fiscal year ended September 30, 2014, the warrants were reclassified to equity (additional paid-in capital). The liability associated with the warrants was initially included in “Accrued expenses and other current liabilities” in the consolidated balance sheet at September 30, 2013.

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

Preferred Stock Beneficial Conversion Feature

On the date of issuance, the fair value, or carrying amount, of the securities could be converted into common stock at a discount to the market price of the underlying common stock at the conversion date. Such embedded “beneficial conversion feature”, which is equal to the difference between the accounting conversion price and the fair value of the common stock, is analogous to a dividend and has been recorded as a return to preferred stockholders as of the date of issuance, which is the earliest possible conversion date. As a result of the dividend being recorded upon issuance, there will be no future impact on our consolidated financial statements.

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

Share-Based Payment Expense

We recognize employee and director share-based compensation in our consolidated statements of operations and comprehensive loss at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material changes to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, we have elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. See Note 8, Share-Based Compensation, in our Notes to our Consolidated Financial Statements. In addition, we recognize share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within ASC Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2013 and is not expected to have a material impact on our consolidated financial statements or disclosures.

 In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not anticipate that the adoption of ASU 2014-12 will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS FOR FISCAL 2014 COMPARED TO FISCAL 2013

(Loss) Income from Continuing Operations

Loss from continuing operations was $0.5 million in Fiscal 2014 compared to income of $5 thousand in Fiscal 2013. The loss in Fiscal 2014 was primarily due to an increase in sales and marketing and general and administrative expenses, which were offset, in part, by an improvement in gross profit and a reduction in other expense, as reflected in the table below:

	(dollars in thousands)
	For the Fiscal Years Ended
	September 30,
			Favorable
	2014	2013	(Unfavorable)
Net Sales	$33,360	$30,911	$2,449
Gross profit	6,555	6,377	178
Sales and marketing expenses	(2,806)	(2,187)	(619)
General and administrative expenses	(3,848)	(3,484)	(364)
Other expense	(375)	(700)	325
Income tax expense	-	(1)	1
(Loss) income from continuing operations	$(474)	$5	$(479)

Loss from continuing operations per basic and diluted share was $(0.08) and $(0.07) for Fiscal 2014 and 2013, respectively.

Net Sales

Net sales increased $2.5 million, or 8%, to $33.4 million in Fiscal 2014 from $30.9 million in Fiscal 2013 due to higher sales in both product lines. Sales in Diabetic Products increased $2.0 million and sales in Other Products increased $0.5 million. The tables below set forth sales by channel, product line and geographic location of our customers for the periods indicated:

	Fiscal Year Ended September 30, 2014
	(millions of dollars)
	APAC	Americas	Europe	Total
Diabetic Products	$9.9	$6.3	$10.1	$26.3
Other Products	1.8	3.5	1.8	7.1
Total net sales	$11.7	$9.8	$11.9	$33.4
	Net Sales for the
	Fiscal Year Ended September 30, 2013
	(millions of dollars)
	APAC	Americas	Europe	Total
Diabetic Products	$8.7	$7.2	$8.4	$24.3
Other Products	2.1	3.8	0.7	6.6
Total net sales	$10.8	$11.0	$9.1	$30.9

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

Sales of Diabetic Products increased $2.0 million to $26.3 million in Fiscal 2014 from $24.3 million in Fiscal 2013. This increase was primarily due to higher sales of legacy programs with our 3 largest Diabetic Products’ customers (Diabetic customers A, B, and C). The increase was offset, in part, by a decline in sales of legacy programs to a major Diabetic Products' customer (Diabetic customer D).

The following table sets forth our sales by Diabetic Products’ customers for the periods indicated:

	(millions of dollars)
	For the Fiscal Years Ended
	September 30,
			Increase
	2014	2013	(Decrease)
Diabetic Customer A	$8.9	$7.6	$1.3
Diabetic Customer B	4.5	4.0	0.5
Diabetic Customer C	8.1	7.3	0.8
Diabetic Customer D	3.7	4.4	(0.7)
All other Diabetic Product Customers	1.1	1.0	0.1
Totals	$26.3	$24.3	$2.0

                Sales of Diabetic Products represented 79% of our total net sales in Fiscal 2014 compared to 78% of our total net sales in Fiscal 2013.

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

Sales of Other Products increased $0.5 million to $7.1 million in Fiscal 2014 from $6.6 million in Fiscal 2013. The increase was primarily driven by sales to a new camera customer which provided an addition of $1.5 million of sales in Fiscal 2014. The increase was offset, in part, by a decline in sales of $0.4 million to a long-standing GPS customer and a decline in sales of $0.3 million to a barcode scanner customer in Fiscal 2014. Lesser fluctuations in several other customer accounts between Fiscal 2014 and Fiscal 2013 were not individually material.

Sales of Other Products represented 21% of our net sales in Fiscal 2014 compared to 22% of our total net sales in Fiscal 2013.

Gross Profit

Gross profit increased $0.2 million, or 3%, to $6.6 million in Fiscal 2014 from $6.4 million in Fiscal 2013. As a percentage of sales, our gross profit declined to 20% in Fiscal 2014, compared to 21% in Fiscal 2013.

The gross profit increase was driven primarily by a year over year increase in sales volume. Fiscal 2014 sales in Europe grew 29% to $11.9 million from a combination of new camera customer sales and volume growth in Diabetic Customer C. The sales growth in Europe contributed $0.4 million in incremental gross profit. This incremental gross profit was partially offset by a decrease of $0.2 million from a 10% decline in Americas sales, to $9.8 million, mostly due to competitive pricing that lead to lower average sales prices with a long-standing GPS customer.

The aforementioned 1% gross profit decline as a percentage of sales was mostly due to lower average margins from the new camera and long-standing GPS customers, partially offset by the margins on Diabetic Product sales.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.6 million, or 28%, to $2.8 million in Fiscal 2014 compared to $2.2 million in Fiscal 2013, primarily to higher personnel costs. Personnel costs increased $0.5 million in Fiscal 2014 primarily as a result of expanding and restructuring our sales and sales support departments, including their respective compensation schemes. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 10%, to $3.8 million in Fiscal 2014 from $3.5 million in Fiscal 2013, due primarily to the following:

  $0.7 million increase in professional fees (primarily attorney’s fees) related to the legal support and representation surrounding the proxy defense and other legal matters;

  $0.2 million increase in professional fees (primarily consultants and attorneys) related to identifying and vetting targets for acquisition as part of management’s strategic vision; and

  Offset, in part, by a $0.5 million decrease in personnel costs due to a reduction of accrued executive bonuses and the forfeiture of share-based awards granted to the former Chief Financial Officer as a result of his termination in the 4th quarter of Fiscal 2014.

Fluctuations in other components of “General and Administrative Expenses” that aggregated a net decrease of $0.2 million were not individually material.

Other (Income) Expense

Other (income) expense, net, consisting primarily of realized and unrealized gains and losses on investments in marketable securities and the change in the fair market value of warrant liabilities, was $0.4 million of expense in Fiscal 2014 compared to $0.7 million of expense in Fiscal 2013.

RESULTS OF DISCONTINUED OPERATIONS FOR FISCAL 2014 COMPARED TO FISCAL 2013

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

Loss from discontinued operations was $0.3 million in Fiscal 2014 compared to $0.2 million in Fiscal 2013. The only remaining open item pertaining to discontinued operations is the collection of a receivable of $280 thousand which is presented as current assets from discontinued operations, against which we have recorded a full valuation allowance, on our accompanying audited consolidated financial statements. See Note 3 to our audited consolidated financial statements for an update on our collection efforts

LIQUIDITY AND CAPITAL RESOURCES

During Fiscal 2014, we generated $0.2 million of cash from operations, which is derived from a net loss of $0.8 million, adjusted by $0.9 million for non-cash items (primarily bad debt expense, realized and unrealized losses on marketable securities, share based compensation and the change in fair value of a warrant liability), and net cash provided by working capital items of $0.1 million. As to working capital items, cash provided by operating activities consisted primarily of an increase in accounts payable (including due to Forward China) of $2.3 million offset, in part, by cash used in operating activities, which consisted of increases in accounts receivable and inventories of $1.7 million and $0.3 million, respectively, and a decrease in accrued expenses and other current liabilities of $0.2 million.

The increase in accounts payable (including due to Forward China) is primarily due to the contraction of suppliers and more favorable payment terms.  The increase in accounts receivable is primarily due to the timing and higher volume of sales recorded in the three-month period ended September 30, 2014 and the extension of payment terms to one of our major diabetic customers. The increase in inventories is primarily due to timing differences in inventory shipments enroute to and staged from our OEM customers’ distribution hubs. The decrease in accrued expenses and other current liabilities is primarily due to the reduction of accrued bonuses for executives and the reduction of accrued professional fees.

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

In Fiscal 2014, net cash used in investing activities was $0.3 million, which consisted of $5.8 million used for purchases of marketable equity securities, $5.6 million generated from sales of marketable equity securities, and $33 thousand used for purchases of property and equipment. In Fiscal 2013, net cash used in investing activities was $1.4 million, which consisted of $88.6 million used for purchases of marketable equity securities, $87.3 million generated from sales of marketable equity securities, and $74 thousand used for purchases of property and equipment.

In Fiscal 2014, net cash used in financing activities was $0.1 million, which consisted of $76 thousand used to pay dividends on 6% senior convertible preferred stock (see Note 7 to our Notes to Consolidated Financial Statements – “Shareholders Equity”) and $47 thousand related to restricted stock that was repurchased and retired. In Fiscal 2013, net financing activities generated $1.2 million from the issuance of 6% senior convertible preferred stock and warrants, net of $15 thousand used to pay dividends on such senior convertible preferred stock. We raised these funds for general corporate purposes, including working capital, and in connection with potential acquisition targets if any were identified and acquired.

At September 30, 2014, our current ratio (current assets divided by current liabilities) was 2.6; our quick ratio (current assets less inventories divided by current liabilities) was 2.2; and our working capital (current assets less current liabilities) was $10.0 million (excluding current assets of discontinued operations).  As of such date, we had no short or long-term debt outstanding.

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

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto included in this Annual Report may be found beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive and Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report (the fourth quarter of Fiscal 2014). Based on that evaluation, the Company’s Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (the fourth quarter of 2014), to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our Principal Executive and Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Principal Executive and Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on the 1992 framework in Internal Control — Integrated Framework. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2014.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless the registrant specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act.

Changes in Internal Control

Our management, with the participation of our Principal Executive and Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the last fiscal quarter of Fiscal 2014.  Based on that evaluation, our Principal Executive and Financial Officer concluded that there were no changes in our internal control over financial reporting during the last fiscal quarter of Fiscal 2014.

ITEM 9B.	OTHER INFORMATION

None.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.
ITEM 11.	EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
3.	Articles of Incorporation and By-Laws

	3(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K, as filed with the Commission on December 8, 2010).

	3(ii)**	Third Amended and Restated By-Laws of Forward Industries, Inc., as of August 10, 2010, as amended on February 8, 2012 and May 28, 2014.

3(iii)

Certificate of Amendment of the Certificate of Incorporation of Forward Industries, Inc., as filed with the Department of State of the State of New York on April 26, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 26, 2013).

3(iv)

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

10.5†

Buying Agency and Supply Agreement between Forward Industries, Inc. and Seaton Global Corporation, a British Virgin Islands corporation, dated as of March 7, 2012 (incorporated by reference to the Form 10-Q, as filed with the Commission on May 10, 2012).

25

10.6†

Amendment No. 1 to Amended and Restated Buying Agency and Supply Agreement, between Forward Industries, Inc. and Forward Industries (Asia-Pacific) Corporation (f/k/a Seaton Global Corporation), dated as of March 11, 2014 (incorporated by reference to Form 10-Q, as filed with the Commission on May 15, 2014).

10.7

Employment Agreement by and between Forward Industries, Inc. and Robert Garrett, Jr., effective as of March 1, 2012 (incorporated by reference to Form 8-K, as filed with the Commission on April 6, 2012).

	10.8	Memorandum of Understanding, dated June 21, 2012, between Forward Industries, Inc. and G-Form LLC (incorporated by reference to Form 10-Q, as filed with the Commission on August 20, 2012).

10.9

Amended Employment Agreement, dated as of November 8, 2012, between Forward Industries, Inc. and James O. McKenna (incorporated by reference to the Annual Report on Form 10-K, as filed with the Commission on December 20, 2012).

	10.10	Forward Industries, Inc. 2011 Long Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, Definitive 14A as filed with the Commission on January 26, 2011).

10.11

Form of Securities Purchase Agreement, dated as of June 28, 2013, between Forward Industries, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 3, 2013).

10.12

Form of Registration Rights Agreement, dated as of June 28, 2013, among Forward Industries, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 3, 2013).

21.	Subsidiaries of the Registrant

	21.1 **	List of Subsidiaries of Forward Industries, Inc.

23.	Consent of Independent Registered Public Accounting Firm

23.1 **	Consent of CohnReznick LLP

31.	Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

31.1**	Certification of Robert Garrett Jr.

32.	Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

32.1*	Certification of Robert Garrett Jr. (furnished herewith)

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

* Furnished and not filed herewith

** Filed herewith

† Portions have been omitted pursuant to request for confidential treatment and the omitted portions have been separately filed with the Commission.

 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  December 9, 2014

FORWARD INDUSTRIES, INC.
(Registrant)

By: /s/ Robert Garrett Jr.___________

Robert Garrett Jr.
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Frank LaGrange Johnson and Robert Garrett Jr., or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 9, 2014	/s/ Robert Garrett Jr.
Robert Garrett Jr.
President, Chief Executive Officer and Director
(Principal Executive, Financial and Accounting Officer)
December 9, 2014	/s/ John F. Chiste
John F. Chiste
Director

December 9, 2014	/s/ Joseph E. Mullin III
Joseph E. Mullin III
Director

December 9, 2014	/s/ Frank LaGrange Johnson
Frank LaGrange Johnson
Chairman of the Board

December 9, 2014	/s/ Robert M. Neal
Robert M. Neal
Director

December 9, 2014
Howard Morgan
Director

December 9, 2014
Terence Wise
Director

29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended. Forward Industries, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York

December 9, 2014

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$6,477,132	$6,616,995
Marketable securities	1,051,230	1,080,747
Accounts receivable	6,124,871	4,382,406
Inventories	2,374,837	2,050,710
Prepaid expenses and other current assets	401,510	390,153
Current assets of discontinued operations	39	339,382
Total current assets	16,429,619	14,860,393
Property and equipment, net	98,990	129,987
Other assets	40,962	40,493

Total Assets	$16,569,571	$15,030,873
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$666,630	$3,433,408
Due to Forward China	5,215,768	107,785
Accrued expenses and other current liabilities	548,515	1,195,560
Current liabilities of discontinued operations	3,396	25,438
Total current liabilities	6,434,309	4,762,191
Other liabilities	115,202	157,708
Total Liabilities	6,549,511	4,919,899
6% Senior convertible preferred stock, par value $0.01 per share; 1,500,000 shares authorized; 648,846 shares issued and outstanding (aggregate liquidation
value of $1,275,000 as of September 30, 2014 and 2013)	833,365	716,664
Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized;
2,400,000 undesignated:
Series A participating preferred stock, par value $0.01; 100,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
9,159,796 and 9,190,467 shares issued, plus
8,453,386 and 8,484,057 shares outstanding,
at September 30, 2014 and 2013, respectively	91,598	91,905
Additional paid-in capital	18,747,371	17,961,613
Treasury stock, 706,410 shares at cost	(1,260,057)	(1,260,057)
Accumulated deficit	(8,371,806)	(7,378,700)
Accumulated other comprehensive loss	(20,411)	(20,451)
Total shareholders' equity	9,186,695	9,394,310
Total liabilities and shareholders' equity	$16,569,571	$15,030,873

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Fiscal Years Ended
	September 30,
	2014	2013
Net sales	$33,359,918	$30,910,506
Cost of goods sold	26,805,193	24,533,154
Gross profit	6,554,725	6,377,352
Operating expenses
Sales and marketing	2,805,643	2,187,315
General and administrative	3,847,759	3,484,222
Total operating expenses	6,653,402	5,671,537
(Loss) income from operations	(98,677)	705,815
Other (income) expense:
Interest income	(33,916)	(4,626)
Loss on marketable securities, net	246,687	722,347
Loss (gain) on change in fair market value of warrant liabilities	136,258	(49,618)
Other expense, net	26,166	31,770
Total other expense, net	375,195	699,873
(Loss) income from continuing operations before income tax expense	(473,872)	5,942
Income tax expense	-	507
(Loss) income from continuing operations	(473,872)	5,435
Loss from discontinued operations,
net of tax benefit of $0 and $(6,002), respectively	(326,034)	(212,321)
Net loss	(799,906)	(206,886)
Preferred stock dividends, accretion and
beneficial conversion feature	(193,200)	(546,888)
Net loss applicable to common equity	$(993,106)	$(753,774)
Net loss	$(799,906)	$(206,886)
Other comprehensive income (loss):
Change in unrealized gains on marketable securities, net of tax	-	23,744
Translation adjustments	40	(8,254)
Total other comprehensive income	40	15,490
Comprehensive loss	$(799,866)	$(191,396)
Net loss per basic and diluted common shares:
Loss from continuing operations	$(0.08)	$(0.07)
Loss from discontinued operations	(0.04)	(0.02)
Net loss per share	$(0.12)	$(0.09)
Weighted average number of common and
common equivalent shares outstanding
Basic and diluted	8,186,926	8,111,226

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2014 AND 2013

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance - October 1, 2012	8,819,092	$88,191	$ 17,020,696	706,410	$(1,260,057)	$(6,624,926)	$(35,941)	$9,187,963
Restricted stock award issuances	371,375	3,714	(3,714)	-	-	-	-	-
Share-based compensation	-	-	436,422	-	-	-	-	436,422
Preferred stock dividends	-	-	-	-	-	(14,527)	-	(14,527)
Preferred stock accretion	-	-	-	-	-	(24,152)	-	(24,152)
Beneficial conversion on preferred stock	-	-	508,209	-	-	(508,209)	-	-
Foreign currency translation	-	-	-	-	-	-	(8,254)	(8,254)
Net reclassification of adjustments on
marketable securities	-	-	-	-	-	-	23,744	23,744
Net loss	-	-	-	-	-	(206,886)	-	(206,886)
Balance - September 30, 2013	9,190,467	91,905	17,961,613	706,410	(1,260,057)	(7,378,700)	(20,451)	9,394,310
Restricted stock award issuances	95,000	950	(950)	-	-	-	-	-
Restricted stock award forfeitures	(85,000)	(850)	850	-	-	-	-	-
Restricted stock repurchased and retired	(40,671)	(407)	(46,771)	-	-	-	-	(47,178)
Share-based compensation	-	-	232,700	-	-	-	-	232,700
Preferred stock dividends	-	-	-	-	-	(76,499)	-	(76,499)
Preferred stock accretion	-	-	-	-	-	(116,701)	-	(116,701)
Reclassification of warrant liability	-	-	599,929	-	-	-	-	599,929
Foreign currency translation	-	-	-	-	-	-	40	40
Net loss	-	-	-	-	-	(799,906)	-	(799,906)

Balance - September 30, 2014	9,159,796	$91,598	$ 18,747,371	706,410	$(1,260,057)	$(8,371,806)	$(20,411)	$9,186,695

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(799,906)	$(206,886)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Realized and unrealized loss on marketable securities	246,687	722,347
Share-based compensation	232,700	436,422
Depreciation and amortization	64,482	75,188
Bad debt expense	280,034	35,028
Change in fair value of warrant liability	136,258	(49,618)
Loss on disposal of property and equipment	-	9,486
Deferred rent	(42,506)	74,492
Changes in operating assets and liabilities:
Accounts receivable	(1,742,465)	2,862,208
Inventories	(324,127)	1,681,045
Prepaid expenses and other current assets	47,952	161,103
Other assets	(469)	(51)
Accounts payable and due to Forward China	2,319,203	(2,416,091)
Accrued expenses and other current liabilities	(183,374)	(1,173,710)
Other liabilities	-	39,449
Net cash provided by operating activities	234,469	2,250,412
Cash Flows From Investing Activities:
Sales of marketable securities	5,566,758	87,275,809
Purchases of marketable securities	(5,783,928)	(88,634,554)
Purchases of property and equipment	(33,485)	(74,187)
Net cash used in investing activities	(250,655)	(1,432,932)
Cash Flows From Financing Activities:
Proceeds from issuance of convertible preferred stock and warrants, net	-	1,205,796
Dividends paid	(76,499)	(14,527)
Restricted stock repurchased and retired	(47,178)	-
Net cash (used in) provided by financing activities	(123,677)	1,191,269
Net (decrease) increase in cash and cash equivalents	(139,863)	2,008,749
Cash and cash equivalents at beginning of year	6,616,995	4,608,246
Cash and cash equivalents at end of year	$6,477,132	$6,616,995
Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Income taxes	$6,449	$5,962
Supplemental disclosure of non-cash financing activities:
Preferred stock accretion	$116,701	$24,152
Reclassification of warrant liabilities to equity	$599,929	$-

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly owned subsidiaries (Forward US and Forward Switzerland; Forward HK and Forward UK are inactive). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and highly liquid money market accounts, short-term bonds, and certificates of deposit with original contractual maturities of three months or less, predominately in U.S. dollar denominated instruments. The Company may purchase these short-term bonds with anticipated maturity of 90 days or less at a premium or discount. The Company records these investments as cash and cash equivalents net of amortization of premium or discount. The Company minimizes its credit risk associated with cash and cash equivalents by investing in high quality instruments and by periodically evaluating the credit quality of the primary financial institution issuers of such instruments. The Company holds cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed the Federal Deposit Insurance Corporation’s insured limits. At September 30, 2014 and 2013, this amount was approximately $6.3 million (which includes $1.7 million in a foreign bank) and $6.5 million (which includes $1.4 million in a foreign bank), respectively. Historically, the Company has not experienced any losses due to such cash concentrations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

Marketable Securities

At September 30, 2014 and 2013, the Company has investments in marketable securities that are classified as trading and are recorded at fair value with the corresponding unrealized holding gains or losses recognized in earnings. The fair value of marketable securities is determined based on quoted market prices. The cost of marketable securities sold is determined by the specific identification method. The Company classifies its realized and unrealized gains and losses as non-operating income (expense) in its consolidated statements of operations and comprehensive loss. In addition, the Company classifies the cash flows from the trading of these marketable securities as investing activities in its consolidated statements of cash flows.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net one hundred and twenty (120) days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. At September 30, 2014 and 2013, no allowance for doubtful accounts relating to the Company’s continuing operations was deemed necessary.

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

Property and Equipment

Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the fiscal years ended September 30, 2014 and 2013, the Company recorded approximately $64,000 and $75,000 of depreciation and amortization expense from continuing operations, respectively.

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets.  See Note 9 to these Notes to Consolidated Financial Statements. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statements of operations and comprehensive loss and include accrued interest and penalties within “accrued liabilities” in its consolidated balance sheets, if applicable. For fiscal years ended September 30, 2014 and 2013, no income tax related interest or penalties were assessed or recorded.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

6% Senior Convertible Preferred Stock

Temporary Equity

The 6% Senior Convertible Preferred Stock has been classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) 480-10-s99 - Distinguishing Liabilities from Equity – Overall – SEC Materials and Accounting Series Release (“ASR”) 268 – Presentation in Financial Statements of “Redeemable Preferred Stock”, as the redemption feature is not solely within the control of the Company.

Warrants

In accordance with ASC 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company’s warrants were initially classified as a liability, at fair value, as a result of a related registration rights agreement that contained certain requirements for registering the underlying common shares, but has no provision for penalties upon the failure to register. At each consolidated balance sheet date, this liability’s fair value was re-measured and adjusted with the corresponding change in fair value recorded in the consolidated statements of operations and comprehensive loss. After the Company met the requirements for registering the underlying common shares in the fiscal year ended September 30, 2014, the warrants were reclassified to equity (additional paid-in capital). The liability associated with the warrants was included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet at September 30, 2013.

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

Preferred Stock Beneficial Conversion Feature

    On the date of issuance, the fair value, or carrying amount, of preferred stock was convertible into common stock at a discount to the market price of the underlying common stock at the conversion date. Such embedded “beneficial conversion feature”, which was equal to the difference between the accounting conversion price and the fair value of the common stock, is analogous to a dividend and was recorded as a return to preferred shareholders as of the date of issuance, which was the earliest possible conversion date.

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

Shipping and Handling Costs

The Company classifies shipping and handling costs, including inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs, as a component of cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions

Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense), net” in the accompanying consolidated statements of operations and comprehensive loss. The approximate net losses from foreign currency transactions for continuing operations was approximately $28,000 and $16,000 for the fiscal years ended September 30, 2014 and 2013, respectively. Such foreign currency transaction losses were primarily the result of Euro denominated sales to certain customers.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of September 30, 2014 and 2013, which is included as a component of shareholders’ equity, represents translation adjustments related to the Company’s foreign subsidiaries.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. The Company records its financial instruments that are accounted for under ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”) at fair value. In addition, the Company recorded its warrant liability at fair value, prior to its reclassification to equity. The determination of fair value is based upon the fair value framework established by ASC 820 “Fair Value Measurement”. ASC 820 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 – valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable, thus, reflecting assumptions about the market participants.

Share-Based Payment Expense

The Company recognizes employee and director share-based compensation in its consolidated statements of operations and comprehensive loss at the grant-date fair value of stock options and other equity-based compensation. The determination of stock option grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 8 – Share Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2            ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within ASC Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2013 and is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

 In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of ASU 2014-12 will have a material impact on its consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3                                DISCONTINUED OPERATIONS

On June 21, 2012, the Company determined to exit its global retail business and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net sales growth and cost rationalizations in the OEM business. Accordingly, the results of operations for the Retail division have been recorded as discontinued operations in the accompanying consolidated financial statements for the fiscal years presented. The Company has substantially completed its exit of its Retail business. Summarized operating results of discontinued operations are presented in the following table:

	For the Fiscal Years Ended September 30,
	2014	2013
Net sales	$-	$655,658
Gross (loss) profit	(9,700)	181,039
Operating expenses	(316,404)	(406,297)
Other income	70	6,935
Loss from discontinued operations, net of
tax benefit of $0 and $(6,002), respectively	$(326,034)	$(212,321)

Summarized assets and liabilities of discontinued operations are presented in the following table:

	As of September 30,
	2014	2013
Accounts receivable	$-	$280,034
Prepaid assets and other current assets	39	59,348
Total assets of discontinued operations	$39	$339,382
Accounts payable	$3,396	$25,438
Total liabilities of discontinued operations	$3,396	$25,438

The above accounts receivable relate to overdue payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release. On November 12, 2014, a U.S. District Court entered a Judgment compelling G-Form to remit $331,282 (includes legal fees and interest) to Forward. The Company is currently working to enforce the Court’s Order. However, due to the age of the account receivable and G-Form’s non-responsiveness to the Company’s communications on the subject, the Company has fully reserved for the $280,034 receivable as of September 30, 2014.

NOTE 4            MARKETABLE SECURITIES

Effective October 1, 2012, the Company changed its classification of marketable equity securities from available-for-sale to trading. As a result of this reclassification, an unrealized net loss of $23,744 was reclassified out of accumulated other comprehensive loss and charged to earnings. Marketable equity securities are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy under ASC 820. The corresponding unrealized holding gains or losses of securities classified as trading are recognized in earnings. The Company’s marketable securities are summarized in the table below:

	For the Fiscal Years Ended September 30,
	2014	2013
Trading:
Cost	$1,320,816	$954,053
Unrealized gains	48,560	174,940
Unrealized losses	(318,146)	(48,246)
Total fair value	$1,051,230	$1,080,747

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4            MARKETABLE SECURITIES (CONTINUED)

Realized gains and losses on marketable securities for the fiscal year ended September 30, 2014 were $606,000 and ($583,000), respectively and are included in the accompanying consolidated statements of operations and comprehensive loss. Realized gains and losses on marketable securities for the fiscal year ended September 30, 2013 were approximately $3,146,000 and $(3,868,000), respectively and are included in the accompanying consolidated statements of operations and comprehensive loss.

The following table presents the Company’s fair value hierarchy for assets, consisting of marketable securities, measured at fair value on a recurring basis at September 30, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
Equity securities	$1,051,230	$-	$-	$1,051,230
Total assets at fair value at September 30, 2014	$1,051,230	$-	$-	$1,051,230
Equity securities	$1,080,747	$-	$-	$1,080,747
Total assets at fair value at September 30, 2013	$1,080,747	$-	$-	$1,080,747

NOTE 5            PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization of continuing operations are summarized in the table below:

	As of September 30,
	2014	2013
Furniture, fixtures and equipment	$436,120	$404,871
Leasehold improvements	99,854	97,618
Property and equipment, cost	535,974	502,489
Less: accumulated depreciation and amortization	(436,984)	(372,502)
Property and equipment, net	$98,990	$129,987

NOTE 6            ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities of continuing operations are summarized in the table below:

	As of September 30,
	2014	2013
Warrants, net of unamortized transaction cost of $29,452	$-	$463,671
Personnel cost	277,430	372,766
Taxes	-	44,128
Professional fees	32,762	11,000
Accrued legal settlement	150,000	139,500
Other	88,323	164,495
Accrued expenses and other current liabilities	$548,515	$1,195,560

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7            SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock and Warrants

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

As of September 30, 2014 and September 30, 2013, the carrying value of the Convertible Preferred Stock was approximately $833,000 and $717,000, respectively, and is included on the Company’s consolidated balance sheets as temporary equity. The change in the carrying value, or accretion, of the Convertible Preferred Stock from the issuance dates to September 30, 2014 is classified as a preferred stock dividend and is included as a component of “net loss applicable to common equity” in calculating loss per share, which was approximately $117,000 and $24,000 for the fiscal years ended September 30, 2014 and 2013, respectively. As a result of the Convertible Preferred Stock containing a beneficial conversion feature, whereby the accounting conversion price is lower than the fair value of the common stock, the Company recorded a preferred stock dividend in the amount of approximately $508,000 for the fiscal year ended September 30, 2013. This amount has been recorded as an increase to additional paid-in capital.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7            SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock and Warrants (continued)

Dividends on the Convertible Preferred Stock are payable, on a cumulative basis, in cash, at the rate per annum of 6% of the Liquidation Preference (as defined below) and are payable quarterly, in arrears, on each March 31, June 30, September 30 and December 31, commencing on September 30, 2013. The Company is prohibited from paying any dividend with respect to shares of Common Stock or other junior securities in any quarter unless full dividends are paid on the Convertible Preferred Stock in such quarter. Dividends on the Convertible Preferred Stock totaled approximately $76,000 and $15,000 for the fiscal years ended September 30, 2014 and 2013. These dividends, in addition to the accretion and beneficial conversion feature, totaled approximately $193,000 and $547,000 for the fiscal years ended September 30, 2014 and 2013, respectively.

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

During the quarter ended March 31, 2014, the Company met the requirements of the registration rights agreement for registering the underlying common shares and the convertible preferred stock warrant liabilities with fair value of $599,000 (net of issuance costs) were reclassified to equity (additional paid-in capital).  As of September 30, 2013, the liability associated with the Warrants was approximately $464,000 (net of issuance costs) and was included in “Accrued expenses and other current liabilities” in the Company’s consolidated balance sheet.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7            SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock and Warrants (continued)

The fair value of the Warrants was determined using a Black-Scholes closed-form call option pricing model, which is considered a level 3 instrument under the fair value hierarchy. The fair value of the Warrants were estimated using the following weighted average assumptions during the fiscal years ended September 30, 2014 and 2013:

	Fiscal Years Ended September 30,
	2014	2013
Risk free interest rate	2.7%	2.6%
Expected term (years)	9.8	10.3
Expected volatility	32.9%	30.0%
Expected dividends	0.0%	0.0%

                The change in the fair value of the convertible preferred stock warrant liability (net of issuance costs) for the years ended September 30, 2014 and 2013 is summarized below:

Warrant Liabilities
Balance - September 30, 2012	$-
Issuance of convertible preferred stock warrant	542,741
Change in fair value	(49,618)
Balance - September 30, 2013	493,123
Change in fair value	136,258
Reclassification of warrants to equity	(629,381)
Balance - September 30, 2014	$-

The following table presents the Company’s fair value hierarchy for warrant liabilities measured at fair value and prior to issuance costs, on a recurring basis at September 30, 2013:

	As of September 30, 2013
	Level 1	Level 2		Level 3	Total
Liabilities:
Warrant liabilities	$-		$-	$493,123	$493,123
Total liabilities	$-		$-	$493,123	$493,123

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7            SHAREHOLDERS’ EQUITY (CONTINUED)

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

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, through September 30, 2014, the Company repurchased an aggregate of 213,274 shares at a cost of approximately $473,000. The Company repurchased and retired an aggregate of 40,671 shares at a cost of approximately $47,000 during the fiscal year ended September 30, 2014, in connection with the vesting of employee restricted stock awards, wherein certain employees surrendered a portion of their award in order to fund certain tax withholding obligations. No shares were repurchased during the fiscal year ended September 30, 2013.  See Note 16 – Subsequent Events.

NOTE 8            SHARE BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Forfeited awards are eligible for re-grant under the 2011 Plan.  The total shares of common stock available for grants of equity awards under the 2011 Plan was 185,647 as of September 30, 2014. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the plan.  Options generally expire ten years after the date of grant.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended, in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Forfeited awards are eligible for re-grant under the 2007 Plan.  The total shares of common stock available for grants of equity awards under the 2007 Plan was 130,015 as of September 30, 2014. The exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan.  Options generally expire ten years after the date of grant.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8            SHARE BASED COMPENSATION (CONTINUED)

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006. The exercise price of incentive stock options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant. Unexercised options granted prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan, 30,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at September 30, 2014.

Stock Option Awards

On October 1, 2012, the Company granted a ten-year incentive stock option to purchase 60,000 shares of common stock at exercise prices ranging from $3.77 to $5.31 per share to an executive of the Company, pursuant to the 2011 Plan. The option vests on April 3, 2015. The option had a grant date value of $30,000.

On October 16, 2012, the Company granted ten-year non-qualified stock options to purchase an aggregate of 60,000 shares of common stock at an exercise price of $1.23 per share to directors of the Company, pursuant to the 2011 Plan. The options vested on the first anniversary of the date of grant. The options had an aggregate grant date value of $42,600.

On December 11, 2013, the Company granted ten-year incentive stock options to purchase an aggregate of 32,500 shares of common stock (25,000 shares were granted pursuant to the 2007 Plan and 7,500 shares were granted pursuant to the 2011 Plan) at an exercise price of $1.59 per share to executives of the Company. The options vest ratably over three years on the anniversaries of the date of grant. The options had an aggregate grant date value of $29,250.

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	Fiscal Years Ended September 30,
	2014	2013
Risk free interest rate	1.86%	0.06% to 0.70%
Expected term (years)	6.00	5.00
Expected volatility	63.2%	70% to 70.4%
Expected dividends	0%	0%
Estimated annual forfeiture rate	10%	0% to 10%

During the fiscal years ended September 30, 2014 and 2013, the Company granted 32,500 and 120,000 stock options at weighted average grant date fair values per share of $0.90 and $0.61, respectively.

The expected term represents the period over which the stock option awards are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The volatility factor used in the Company’s assumptions is based on the historical price of its stock over the most recent period commensurate with the expected term of the award. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted.

The Company recognized approximately $43,000 and $220,000 of compensation expense in continuing operations for stock option awards in its consolidated statements of operations and comprehensive loss for the fiscal years ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was approximately $50,574 of total unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over the remainder of the weighted average vesting period of 1.08 years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8            SHARE BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The following table summarizes stock option activity during the fiscal years ended September 30, 2014 and 2013:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2012	1,142,000	$3.31
Granted	120,000	3.14
Exercised	-	-
Forfeited	(365,000)	3.43
Outstanding, September 30, 2013	897,000	$3.24
Granted	32,500	1.59
Exercised	-	-
Forfeited	(151,000)	3.50
Outstanding, September 30, 2014	778,500	$2.70	5.4	$12,000
Exercisable, September 30, 2014	642,582	$2.96	4.5	$6,000

The table below provides additional information regarding stock option awards that were outstanding and exercisable at September 30, 2014:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.23 to $1.80	105,000	7.1	80,000
$2.02 to $2.85	271,000	2.0	268,000
$3.00 to $3.79	322,500	6.5	264,582
$5.31	50,000	-	-
$6.02	20,000	1.6	20,000
$15.91	10,000	0.6	10,000
	778,500		642,582

Restricted Stock Awards

On November 8, 2012, the Company granted an aggregate of 371,375 shares of restricted stock (141,375 shares were granted pursuant to the 2007 Plan and 230,000 shares were granted pursuant to the 2011 Plan) to executives and employees of the Company. The shares vest ratably over three years on the anniversaries of the date of grant. The aggregate grant date value of $430,795 will be recognized proportionate to the vesting period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8            SHARE BASED COMPENSATION (CONTINUED)

Restricted Stock Awards (continued)

On December 11, 2013, the Company granted an aggregate of 90,000 shares of restricted stock to directors of the Company, pursuant to the 2007 Plan. The shares vest on the first anniversary of the date of grant. The aggregate grant date value of $143,100 will be recognized proportionate to the vesting period.

On January 9, 2014, the Company granted 5,000 shares of restricted stock to an employee of the Company, pursuant to the 2011 Plan. The shares vest ratably on each of November 11, 2014, November 11, 2015 and November 11, 2016. The grant date value of $8,350 will be recognized proportionate to the vesting period.

For the fiscal years ended September 30, 2014 and 2013, the Company recognized approximately $189,000 and $217,000 of compensation, net of forfeitures, from continuing operations in its consolidated statements of operations and comprehensive loss related to restricted stock awards.

As of September 30, 2014, there was approximately $112,000 of unrecognized compensation cost related to shares of unvested restricted stock that will be recognized over the weighted average remaining vesting period 0.51 years.

The following table summarizes restricted stock activity during the fiscal years ended September 30, 2014 and 2013:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, September 30, 2012	7,500	$2.02	$15,150
Granted	371,375	1.16	430,795
Vested	(7,500)	2.02	(15,150)
Forfeited	-	-	-
Non-vested, September 30, 2013	371,375	$1.16	$430,795
Granted	95,000	1.59	151,450
Vested	(123,794)	1.16	(143,601)
Forfeited	(85,000)	1.16	(98,600)
Non-vested, September 30, 2014	257,581	$1.32	$340,044

Warrants

As of September 30, 2014, warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.75 issued in the fiscal year ended September 30, 1999 were outstanding. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the United States Securities and Exchange Commission (the “Commission”). As of September 30, 2014, no such registration statement has been filed with the Commission.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9            INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States federal and state, and foreign components:

	For The Fiscal Years Ended
	September 30,
	2014	2013
Current:
Federal	$-	$-
State	-	75
Foreign	-	(5,570)
Deferred:
Federal	(364,106)	89,832
State	(21,418)	(107,296)
Foreign	11,669	(5,598)
	(373,855)	(28,557)
Change in valuation allowance	373,855	23,062
Income tax provision (benefit)	$-	$(5,495)

Income tax benefit from discontinued operations of approximately $0 and $(6,000) in the fiscal years ended September 30, 2014 and 2013, respectively, is attributable to Forward UK.

The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carry forwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	As of September 30,
	2014	2013
Deferred tax assets:
Net operating losses	$3,338,494	$3,213,001
Realized losses on securities	321,557	304,586
Unrealized losses on securities	105,139	-
Share-based compensation	361,337	303,164
Alternative minimum tax credit	99,757	99,757
Excess tax over book basis in inventory	64,682	87,381
Other	34,437	2,369
	4,325,403	4,010,258
Valuation allowance	(4,214,813)	(3,840,958)
Net deferred tax assets	110,590	169,300
Deferred tax liabilities:
Prepaid insurance	(89,721)	(92,602)
Unrealized gains on securities	-	(44,950)
Excess book over tax basis in fixed assets	(20,869)	(31,748)
	(110,590)	(169,300)
Total	$-	$-

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9            INCOME TAXES (CONTINUED)

As of September 30, 2014 and 2013, the Company has no unrecognized income tax benefits. At September 30, 2014, the Company had available total net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $7,809,000 and $5,009,000, respectively, expiring through 2034, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $2,655,000 and $262,000, respectively. In addition, at September 30, 2014, the Company had total available net operating loss carryforwards for foreign income tax purposes of approximately $4,796,000 resulting in a deferred tax asset of approximately $422,000, expiring through 2021.  Total net deferred tax assets, before valuation allowances, was $4,215,000 and $3,841,000 at September 30, 2014 and 2013, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested; therefore, in accordance with U.S. generally accepted accounting principles, no provision for U.S. Federal and state income taxes would result. As of September 30, 2014, there were no accumulated earnings of any of the Company’s foreign subsidiaries.

As of September 30, 2014, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its total deferred tax assets. As of September 30, 2014 and 2013, the valuation allowances were approximately $4,215,000 and $3,841,000, respectively.  In the future, the utilization of the Company's net operating loss carryfowards could be subject to certain change of control limitations. If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income tax expense” line item of the Company’s consolidated statements of operations and comprehensive loss.

The significant elements contributing to the difference between the United States Federal statutory tax rate and the Company’s effective tax rate are as follows:

	For The Fiscal Years Ended
	September 30,
	2014	2013
US federal statutory rate	34.0%	34.0%
State tax rate, net of federal benefit	5.0%	1.9%
Permanent differences:
- Share-based compensation	(0.4%)	(20.0%)
- Other	(7.4%)	(2.8%)
Foreign rate differential	5.0%	(5.6%)
Other	10.5%	(2.0%)
Change in valuation allowance	(46.7%)	(8.1%)
Income tax provision (benefit)	0.0%	(2.6%)

As of September 30, 2014 and 2013, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations and comprehensive loss. For the periods presented in the accompanying consolidated statements of operations and comprehensive loss, no income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2011 are closed to federal and state examination, except with respect to net operating losses generated in prior fiscal years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10            LOSS PER SHARE

Basic loss per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period.  Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of (a) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method, (b) shares that would be issued upon the conversion of convertible preferred stock and (c) shares of non-vested restricted stock. Net loss from continuing operations per basic and diluted share for the fiscal years ended September 30, 2014 and 2013 includes preferred stock cash dividends and accretion, plus a beneficial conversion feature in the fiscal year ended September 30, 2013.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of September 30,
	2014	2013
Options	778,500	897,000
Warrants	723,846	723,846
Convertible preferred stock	692,919	692,919
Non-vested restricted stock	257,581	371,375
Total potentially dilutive shares	2,452,846	2,685,140

The calculation of basic and diluted loss per share for the fiscal years ended September 30, 2014 and 2013 was as follows:

	For the Fiscal Years Ended September 30,
	2014	2013
Numerator:
Net loss	$(799,906)	$(206,886)
Preferred stock dividends, accretion and
beneficial conversion feature	(193,200)	(546,888)
Net loss to common shareholders	$(993,106)	$(753,774)
Denominator:
Weighted average basic common shares	8,186,926	8,111,226
Effect of dilutive securities (1)	-	-
Weighted average diluted common shares	8,186,926	8,111,226
Basic loss per share	$(0.12)	$(0.09)
Diluted loss per share (1)	$(0.12)	$(0.09)

(1) Due to the net loss to common shareholders in each of the years presented above, diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, warrants, convertible preferred stock and non-vested restricted stock.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11          COMMITMENTS AND CONTINGENCIES

Employment Agreement

An executive’s employment agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). In the event of the termination of the executive’s employment, depending on the circumstances, the executive could be entitled to receive a severance payment which could be up to (12) twelve months of his salary, and under certain circumstances, the immediate vesting of any unvested options pursuant to applicable equity compensation plans, as well as any accrued discretionary bonus.

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

As of February 1, 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $95,000 as of September 30, 2014) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee.  Forward Switzerland would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods until February 28, 2015 (as amended), unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $1,741,000 at September 30, 2014). As of September 30, 2014, the Company had not incurred a liability in connection with this guarantee.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11          COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments

The Company rents certain of its facilities under leases expiring at various dates through September 2020. Total rent expense included in continuing operations for the years ended September 30, 2014 and 2013, amounted to approximately $179,000 and $252,000 (net of $185,000 and $46,000 of rental income from a sub-lease), respectively.  The following table summarizes the future minimum lease payments required under these leases (exclusive of future minimum sublease rental receipts in the aggregate of approximately $397,000 due under non-cancelable subleases).

Fiscal Years Ended September 30,	Amount
2015	$268,000
2016	267,000
2017	85,000
2018	87,000
2019	90,000
Thereafter	93,000
Total lease commitments	$890,000

NOTE 12              RELATED PARTY TRANSACTIONS

New York Office Rent

On February 1, 2014, the Company began leasing office space in New York, New York for its Chief Executive Officer at a rate of $2,500 per month from LaGrange Capital Administration, L.L.C. (“LCA”). Frank LaGrange Johnson, the Company’s Chairman of the Board, serves as the Managing Member of LCA. This lease is month-to-month and is cancellable by either the Company or LCA at any time. Effective April 1, 2014, LCA increased the monthly rental charge (inclusive of rent, allocable share of office assistant, and equipment leases) from $2,500 to approximately $12,700 per month. During the fiscal year ended September 30, 2014, the Company recognized approximately $81,000 of rent expense related to the New York office.

Buying Agency and Supply Agreement

On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”). On March 13, 2014, the Company entered into Amendment No. 1 to the Sourcing Agreement with Forward China, dated as of March 11, 2014. The Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region.  The Company purchases products at Forward China’s cost and pays a service fee to Forward China. The service fee is calculated at $100K monthly plus 4% of “Adjusted Gross Profit.” “Adjusted Gross Profit” gross profit is defined as the selling price less the cost from Forward China. The Agreement, as amended, terminates on March 11, 2015, subject to renewal.  Terence Bernard Wise, a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, owns shares of the Company’s common stock. The Company incurred approximately $1,406,000 and $1,292,000, respectively, during the fiscal years ended September 30, 2014 and 2013, in service fees paid to Forward China, which are included as a component of costs of goods sold in continuing operations in the accompanying consolidated statements of operations and comprehensive loss.

Investment Management Agreement

    On April 16, 2013, the Company entered into an Investment Management Agreement (the “Investment Management Agreement”) with LCA, pursuant to which the Company retained LCA to manage certain investment accounts funded by the Company (collectively, the “Account”).  Frank LaGrange Johnson, the Company’s Chairman of the Board, serves as the Managing Member of LCA.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12              RELATED PARTY TRANSACTIONS (CONTINUED)

Investment Management Agreement (continued)

Pursuant to the Investment Management Agreement, LCA is authorized, subject to supervision of the Investment Committee of the Board and the terms and conditions of the Investment Management Agreement, to take all actions and make all decisions regarding the investment and reinvestment of the assets of the Account utilizing the Investment Strategy (as defined in the Investment Management Agreement).  As compensation for its services to the Company, LCA shall be entitled to advisory fees, comprised of an asset-based fee and a performance fee, as provided in the Investment Management Agreement.  The asset-based fee will equal 1% per annum of the average Account Net Asset Value (“Account NAV”).  The performance fee will equal 20% of the increase (if any) in the Account NAV over an annual period. No performance fee will be payable for any annual period in which the Account NAV at the end of such annual period is below the highest Account NAV at the end of any previous annual period. In addition to such advisory fees, the Company will reimburse LCA for certain investment and operational expenses.  Under the Investment Management Agreement, the Company or its designees may make cash withdrawals from the Account on March 31, June 30, September 30 or December 31 of each year upon 45 days’ prior written notice to LCA; provided, that, in the event of a breach of certain terms of the Investment Management Agreement, the Company may make a complete cash withdrawal from the Account immediately without LCA’s consent. During the fiscal years ended September 30, 2014 and 2013, the Company recognized approximately $12,000 and $13,000, respectively, of expense in continuing operations in its consolidated statements of operations and comprehensive loss related to asset based advisory fees. The Company has not recorded any expense related to performance based advisory fees during the fiscal years ended September 30, 2014 and 2013.

The Investment Management Agreement is effective as of February 1, 2013 and shall continue until the second anniversary of the effective date.  Thereafter, the term of the Investment Management Agreement shall automatically renew for additional one year terms unless terminated in accordance with the terms of the Investment Management Agreement or if a party provides notice to the other party no less than 60 days prior to the end of a term of its decision to terminate the Investment Management Agreement at the end of the then current term.

The amount of new funds invested with LCA during the fiscal years ended September 30, 2014 and 2013 were $0 and $1,200,000, respectively.

During the fiscal years ended September 30, 2014 and 2013, the Company purchased approximately $5,800,000 and $88,600,000 of marketable securities, respectively. During the fiscal years ended September 30, 2014 and 2013, the Company sold approximately $5,600,000 and $87,300,000 of marketable securities, respectively. As a result of these activities, the Company recognized approximately $247,000 and $722,000 of net investment losses during the fiscal years ended September 30, 2014 and 2013, respectively.

NOTE 13          LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business.  As of September 30, 2014, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

On July 15, 2014, Terence Bernard Wise, a director of the Company, filed a derivative complaint in the Supreme Court of the State of New York, New York County, against directors Frank LaGrange Johnson, Robert Garrett, and John F. Chiste and then-directors (now former directors) Timothy Gordon and Owen P.J. King, also naming the Company as a nominal defendant, alleging breaches of fiduciary duty and seeking declaratory and injunctive relief (both preliminary and final), including a temporary restraining order (“TRO”), that would have prevented the Board of the Company from voting on proposals to raise capital or engage in any extraordinary transactions. The court rejected Mr. Wise’s request for a TRO and Mr. Wise then withdrew his request for preliminary injunctive relief.  Mr. Wise then amended his complaint to add allegations of breach of fiduciary duties under various provisions of New York’s Business Corporation Law.  On December 4, 2014, Mr. Wise brought a new application to the court, once again seeking a TRO and a preliminary injunction that would enjoin his fellow Company directors from causing the Company to issue any Series B Senior Convertible Preferred Stock (the “Preferred Stock”), or take any antecedent or preparatory steps to effectuate such issuance, prior to the Company’s 2014 annual meeting of shareholders (the “2014 Annual Meeting”).  The court granted the TRO, in part, by prohibiting the Company from issuing—but not from taking antecedent or preparatory steps to issue—such Preferred Stock prior to December 8, 2014.  At a hearing on December 8, 2014, the court then granted Mr. Wise’s motion for a preliminary injunction, enjoining the Company’s issuance of the Preferred Stock prior to the Company’s 2014 Annual Meeting.  On December 8, 2014, the Company filed a notice of appeal of the court’s order to the Supreme Court of the State of New York, Appellate Division, First Department.  On December 9, 2014, the Company moved, before such appellate court, to vacate the lower court’s injunction, which motion has not yet been decided. The case otherwise remains pending before the lower court.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13          LEGAL PROCEEDINGS (CONTINUED)

On July 16, 2014, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York against Mr. Wise and his long-time business partner, Jenny P. Yu, alleging multiple violations of federal securities laws, including the filing with the Commission of deceptive and misleading Schedules 13D and proxy solicitation materials.  Specifically, the Company alleged that Mr. Wise and Ms. Yu have been acting as an improperly undisclosed “group” engaged in an effort to replace the entire Board with Mr. Wise’s hand-picked candidates.  The Company’s lawsuit seeks expedited injunctive and declaratory relief that would require Mr. Wise and Ms. Yu to comply with the federal securities laws and submit corrected, accurate disclosures in advance of any vote by the Company’s shareholders.  On September 20, 2014, the Court granted Wise’s and Yu’s respective motions to dismiss the case, after which the Company filed an appeal to the United States Court of Appeals for the Second Circuit.  The Company’s appeal currently is pending before the Court of Appeals.

On August 26, 2014, James McKenna, the Company’s former Chief Financial Officer, filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company and directors Frank LaGrange Johnson, Robert Garrett and John F. Chiste and then-directors (now former directors) Timothy Gordon and Owen P.J. King, alleging purported claims of retaliation for whistleblowing under the Dodd-Frank Act, breach of contract and breach of the covenant of good faith and fair dealing all as against the Company, and a single claim for tortious interference with contract as against the individual defendants.  The complaint seeks an unspecified amount of monetary consequential damages and punitive damages.  The case currently is pending before the court.

NOTE 14          401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible United States-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. There were no matching contributions during the fiscal year ended September 30, 2013. In accordance with applicable Safe Harbor provisions, the Company made matching contributions related to its continuing operations for the fiscal year ended September 30, 2014 of approximately $69,000, which are reflected in the accompanying consolidated statements of operations and comprehensive loss.  The Company’s contributions vest immediately.

NOTE 15          OPERATING SEGMENT INFORMATION

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

On June 21, 2012, the Company determined to wind down its Retail segment and focus solely on growing its OEM business.  The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net sales growth and cost rationalizations in the OEM business. The Company has substantially completed its exit of its Retail business.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15          OPERATING SEGMENT INFORMATION – (CONTINUED)

Revenues from External Customers

The following table presents net sales by geographic region.

	(dollars in thousands)
	Fiscal Years Ended September 30,
	2014	2013
Americas:
United States	$9,382	$9,424
Other	467	1,538
Total Americas	9,849	10,962
APAC Region:
Hong Kong	8,608	7,491
Other	3,043	3,273
Total APAC	11,651	10,764
EMEA Region:
Germany	7,238	5,097
Poland	3,955	3,525
Other	667	563
Total Europe	11,860	9,185
Total net sales	$33,360	$30,911

Long-Lived Assets (Net of Accumulated Depreciation and Amortization)

Identifiable long-lived assets, consisting predominately of property, plant and equipment, were located in the Americas at September 30, 2014 and 2013.

Supplier Concentration

The Company procures substantially all its supply of carrying solutions products from independent suppliers in China through Forward China.  Depending on the product, the Company may require several different suppliers to furnish component parts or pieces. The Company purchased approximately 94% and 90% of its OEM products from four such suppliers in Fiscal 2014 and 2013, respectively. The approximate percentages of purchases of OEM products from each of these four suppliers with respect to continuing operations for Fiscal 2014 and Fiscal 2013 are as follows:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15          OPERATING SEGMENT INFORMATION – (CONTINUED)

Supplier Concentration (continued)

	Fiscal Year Ended September 30,
	2014	2013
Supplier:
OEM Supplier A	66%	0%
OEM Supplier B	20%	50%
OEM Supplier C	5%	19%
OEM Supplier D	3%	14%
OEM Supplier E	1%	9%
Totals	95%	92%

Major Customers

The following customers or their affiliates or contract manufacturers accounted for more than ten percent of the Company’s net sales, by geographic region.

	Fiscal Year Ended September 30, 2014
	Americas	APAC Region	EMEA Region	Total Company
Diabetic Customer A	-%	87%	4%	27%
Diabetic Customer B	24%	3%	19%	14%
Diabetic Customer C	24%	-%	58%	24%
Diabetic Customer D	14%	2%	22%	11%

	Fiscal Year Ended September 30, 2013
	Americas	APAC Region	EMEA Region	Total Company
Diabetic Customer A	-%	70%	1%	24%
Diabetic Customer B	21%	3%	15%	13%
Diabetic Customer C	24%	-%	51%	24%
Diabetic Customer D	18%	2%	24%	14%

Four customers (including their affiliates or contract manufacturers) accounted for approximately 77% and 73% of the Company's accounts receivable at September 30, 2014 and 2013, respectively.

NOTE 16          SUBSEQUENT EVENTS

Stock Repurchase

In November 2014, the Company repurchased and retired an aggregate of 10,340 shares of its outstanding Common Stock at a cost of approximately $12,000, in connection with the vesting of employee restricted stock awards, wherein certain employees surrendered a portion of their award in order to fund certain tax withholding obligations.

Legal Proceedings

On November 13, 2014, the Company filed a lawsuit in the Supreme Court of the State of New York, Kings County, against Terence Bernard Wise, a director of the Company, and the following six individuals whom Mr. Wise claims that he has purportedly nominated to stand for election as directors at the Company’s Annual Meeting:  Howard Morgan, Michael Luetkemeyer, Eric Freitag, Sangita Shah, N. Scott Fine, and Darryl Keyes.  The Company’s complaint seeks a judicial declaration that Mr. Wise’s purported nominations are invalid, as they were not received within the timeframe expressly provided by the Company’s Bylaws for such nominations.  The complaint also seeks injunctive relief from the court, enjoining Mr. Wise from soliciting proxies for his purported nominees to stand for election as directors at the 2014 annual meeting of shareholders.  At a hearing on December 1, 2014, the court denied the Company’s request for preliminary injunctive relief.  On December 2, 2014, the Company filed a notice of appeal of the court’s order to the Supreme Court of the State of New York, Appellate Division, Second Department and on December 3, 2014, the Company moved before such appellate court for the preliminary injunctive relief denied below.  That motion remains pending, as does the case before the lower court.

NOTE 16          SUBSEQUENT EVENTS – (CONTINUED)

Restricted Stock

Subsequent to September 30, 2014, as a result of the resignation of two directors of the Company, an aggregate of 30,000 shares of restricted stock were forfeited. On December 5, 2014, the Board granted an aggregate of 30,000 shares of restricted stock to two new directors of the Company.

Treasury Stock Retirement

On December 5, 2014, the Board of Directors approved the retirement of 706,410 shares of treasury stock.