Form 10-Q
period 2014-12-31
FORWARD INDUSTRIES INC
filed 2015-02-13
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes          ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐          No ☒

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on February 11, 2015, which is the latest practical date prior to the filing of this report, was 8,371,380 shares.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

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
“Fiscal 2015” refers to our fiscal year ending September 30, 2015;
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

Part I. Financial Information

Item 1. Financial Statements

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2014
	(Unaudited)	(Note 1)
Assets

Current assets:
Cash and cash equivalents	$4,982,572	$6,477,132
Marketable securities	-	1,051,230
Accounts receivable	6,154,249	6,124,871
Inventories	2,595,050	2,374,837
Prepaid expenses and other current assets	445,117	401,549
Total current assets	14,176,988	16,429,619
Property and equipment, net	105,233	98,990
Other assets	40,962	40,962
Total assets	$14,323,183	$16,569,571

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,105,959	$1,218,541
Due to Forward China	4,593,257	5,215,768
Total current liabilities	5,699,216	6,434,309
Other liabilities	126,507	115,202
Total liabilities	5,825,723	6,549,511
6% Senior convertible preferred stock, par value $0.01 per share; 1,500,000 shares authorized; 648,846 shares issued and outstanding (aggregate liquidation value of $1,287,737 and $1,275,000 as of December 31, 2014 and September 30, 2014, respectively)	1,287,737	833,365

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; 2,400,000 undesignated:

Series A participating preferred stock, par value $0.01; 100,000 shares authorized; no shares issued and outstanding	-	-

Common stock, par value $0.01 per share; 40,000,000 shares authorized;
8,443,046 and 9,159,796 shares issued; 8,443,046 and 8,453,386 shares outstanding; at December 31, 2014 and September 30, 2014, respectively	84,431	91,598
Additional paid-in capital	17,493,861	18,747,371
Treasury stock, 0 and 706,410 shares at cost at December 31, 2014 and September 30, 2014, respectively	-	(1,260,057)
Accumulated deficit	(10,347,291)	(8,371,806)
Accumulated other comprehensive loss	(21,278)	(20,411)

Total shareholders’ equity	7,209,723	9,186,695

Total liabilities and shareholders’ equity	$14,323,183	$16,569,571

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2014	2013

Net sales	$7,943,860	$8,415,477
Cost of goods sold	6,381,439	6,570,277
Gross profit	1,562,421	1,845,200

Operating expenses
Sales and marketing	682,457	616,707
General and administrative	2,470,424	856,516
Total operating expenses	3,152,881	1,473,223
(Loss) income from operations	(1,590,460)	371,977

Other (income) expense:
Interest income	(3,015)	(8,518)
Loss on marketable securities, net	110,001	80,839
Other expense (income), net	3,308	(47,162)
Total other expense, net	110,294	25,159

(Loss) income from continuing operations	(1,700,754)	346,818
Income from discontinued operations, net	198,963	4,609
Net (loss) income	(1,501,791)	351,427
Preferred stock dividends and accretion	(473,694)	(48,898)
Net (loss) income applicable to common equity	$(1,975,485)	$302,529

Net (loss) income	$(1,501,791)	$351,427
Other comprehensive (loss) income:
Translation adjustments	(867)	479
Comprehensive (loss) income	$(1,502,658)	$351,906

Net (loss) income per basic and diluted common shares:
(Loss) income from continuing operations	$(0.25)	$0.04
Income from discontinued operations	0.02	0.00
Net (loss) income per share	$(0.23)	$0.04

Weighted average number of common and common equivalent shares outstanding
Basic	8,443,391	8,160,571
Diluted	8,443,391	8,171,011

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net (loss) income	$(1,501,791)	$351,427
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Realized and unrealized loss on marketable securities	110,001	80,839
Share-based compensation	11,579	26,793
Depreciation and amortization	16,963	18,103
Change in fair value of warrant liability	-	(51,908)
Deferred rent	11,305	(17,965)
Changes in operating assets and liabilities:
Accounts receivable	(29,378)	(1,696,920)
Inventories	(220,213)	(15,701)
Prepaid expenses and other current assets	(43,568)	41,314
Accounts payable, due to Forward China, accrued expenses and other current liabilities	(735,960)	246,323
Net cash used in operating activities	(2,381,062)	(1,017,695)

Cash Flows From Investing Activities:
Proceeds from sales of marketable securities	952,127	3,932,253
Purchases of marketable securities	(10,898)	(4,102,088)
Purchases of property and equipment	(23,206)	(11,070)
Net cash provided by (used in) investing activities	918,023	(180,905)

Cash Flows From Financing Activities:
Dividends paid	(19,322)	(19,282)
Restricted stock repurchased and retired	(12,199)	-
Net cash used in financing activities	(31,521)	(19,282)

Net decrease in cash and cash equivalents	(1,494,560)	(1,217,882)
Cash and cash equivalents at beginning of period	6,477,132	6,616,995

Cash and cash equivalents at end of period	$4,982,572	$5,399,113

Supplemental Disclosure of Cash Flow Information:
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock accretion	$454,372	$29,619

Retirement of treasury stock	$1,260,057	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1          OVERVIEW

Forward Industries, Inc. (“Forward” or the “Company”) was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer and distributor of specialty and promotional products. The Company designs, markets, and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package their products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting & recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in the Americas, the EMEA Region, and the APAC Region. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China (refer to Note 8 – Buying Agency and Supply Agreement).

On June 21, 2012, the Company determined to exit its global retail business and focus solely on growing its OEM business. The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business. The Retail business is presented as discontinued operations.

On December 30, 2014, the Company held its 2014 annual meeting of shareholders (the “2014 Annual Meeting”) primarily for the purpose of electing either a slate of directors proposed by the then-incumbent board of directors or a slate of directors proposed by Terence Bernard Wise, a director and significant shareholder in the Company at the time. At the 2014 Annual Meeting, the Company’s shareholders voted for the election of the slate of directors proposed by Mr. Wise, which resulted in the turnover of a majority of the Company’s directors.

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ended September 30, 2015. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and with the disclosures and risk factors presented herein and therein, respectively. The September 30, 2014 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

NOTE 2          ACCOUNTING POLICIES

Accounting Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly owned subsidiaries (Forward US, Forward Switzerland, Forward HK (inactive) and Forward UK (inactive)). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2          ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for its income taxes in accordance with U.S. GAAP, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. As of December 31, 2014, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision was offset by an equal and opposite change to the valuation allowance.

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

Warrants

In accordance with ASC 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company’s warrants were initially classified as a liability, at fair value, as a result of a related registration rights agreement that contained certain requirements for registering the underlying common shares, but has no provision for penalties upon the failure to register. At each balance sheet date, this liability’s fair value was re-measured and adjusted with the corresponding change in fair value recorded in the condensed consolidated statements of operations and comprehensive (loss) income. As of March 31, 2014, the underlying shares were registered and the liability was marked-to-the-market and reclassified to equity.

Preferred Stock Accretion

As of the issuance date, the carrying amount of the convertible preferred stock was less than the redemption value. As a result of the Company’s determination that redemption is probable (See Note 10 – Subsequent Events), the carrying value was increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend.

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

Share-Based Payment Expense

The Company recognizes employee and director share-based compensation in its condensed consolidated statements of operations and comprehensive (loss) income at the grant-date fair value of stock options and other equity-based compensation. The determination of stock option grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 5 – Share Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2          ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within ASC Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2013 and did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

NOTE 3          DISCONTINUED OPERATIONS

On June 21, 2012, the Company determined to exit its global retail business and focus solely on growing its OEM business. The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net sales growth and cost rationalizations in the OEM business. Accordingly, the results of operations for the Retail division have been recorded as discontinued operations in the accompanying condensed consolidated financial statements for the periods presented. The Company has completed its exit of its Retail business. Summarized operating results of discontinued operations are presented in the following table:

	For the Three Months Ended December 31,
	2014	2013
Net sales	$-	$-
Gross loss	-	(9,700)
Operating (expenses) benefit	(1,082)	14,239
Other income	200,045	70
Income from discontinued operations, net	$198,963	$4,609

The Company had $280,000 of accounts receivable relating to overdue payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release. Due to the age of the accounts receivable and G-Form’s non-responsiveness to the Company’s communication related to the matter, the Company established a full reserve for this receivable as of September 30, 2014. In December 2014, the Company recovered $200,000 from a third party, which was recognized as other income during the three months ended December 31, 2014.

NOTE 4          SHAREHOLDERS’ EQUITY

6% Senior Convertible Preferred Stock and Warrants

In the event of a liquidation (or deemed liquidation, as described below) of the Company, the holders of the Company’s 6% Senior Convertible Preferred Stock, par value $0.001 per share (“Convertible Preferred Stock”), shall receive in preference to the holders of common stock and any junior securities of the Company an amount (the “Liquidation Preference”) equal to (i) $1.965 (the “Original Issue Price”) per each outstanding share of Convertible Preferred Stock (subject to adjustment upon the occurrence of certain customary events), plus (ii) any accrued but unpaid dividends. A Change of Control of the Company (as defined in the Certificate of Amendment) will be treated as a liquidation at the option of the holders of a majority of the Convertible Preferred Stock, provided that the amount paid to holders of Convertible Preferred Stock in such event will be equal to 101% of the Original Issue Price, plus accrued but unpaid dividends.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4           SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock and Warrants (continued)

Dividends on the Convertible Preferred Stock are payable, on a cumulative basis, in cash, at the rate per annum of 6% of the Liquidation Preference (as defined below) and are payable quarterly, in arrears, on each March 31, June 30, September 30 and December 31, commencing on September 30, 2013. The Company is prohibited from paying any dividend with respect to shares of common stock or other junior securities in any quarter unless full dividends are paid on the Convertible Preferred Stock in such quarter. Dividends on the Convertible Preferred Stock totaled approximately $19,000 for each of the three months ended December 31, 2014 and 2013, respectively. These dividends, in addition to the accretion totaled approximately $474,000 and $49,000 for the three months ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and September 30, 2014, the carrying value of the Convertible Preferred Stock was $1,287,737 and $833,365, respectively, and is included on the Company’s condensed consolidated balance sheets as temporary equity. The change in the carrying value, or accretion, of the Convertible Preferred Stock from the issuance dates to December 31, 2014 is classified as a preferred stock dividend, which was approximately $455,000 and $30,000 for the three month periods ended December 31, 2014 and 2013, respectively, and is included as a component of “net loss applicable to common equity” in calculating (loss) income per share. At the December 30, 2014 Annual Meeting, the shareholder vote resulted in the turnover of a majority of the Board members, which represented a Change of Control pursuant to the terms of the Convertible Preferred Stock. Given that a majority of the Convertible Preferred Stock holders may now elect to treat the Change of Control as a deemed dividend resulting in the redemption of their shares, which the Company deemed probable, the Company accreted the carrying value of the Convertible Preferred Stock to its $1,287,737 redemption value based on 101% of the Original Issue Price.

See Note 10 – Subsequent Events.

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, through December 31, 2014, the Company repurchased an aggregate of 223,614 shares at a cost of approximately $485,000. In November 2014, the Company repurchased and retired an aggregate of 10,340 shares of its outstanding restricted common stock at a cost of approximately $12,000, in connection with the vesting of employee restricted stock awards, wherein certain employees surrendered a portion of their award in order to fund certain tax withholding obligations.

On December 5, 2014, the Board of Directors approved the retirement of the 10,340 repurchased shares, 30,000 shares forfeited during the three months ended December 31, 2014, plus the 706,410 shares of existing treasury stock.

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the three month period ended December 31, 2014 are summarized below:

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance - September 30, 2014	9,159,796	$91,598	$18,747,371	706,410	$(1,260,057)	$(8,371,806)	$(20,411)	$9,186,695
Restricted stock award issuances	30,000	300	(300)	-	-	-	-	-
Restricted stock award forfeitures	(30,000)	(300)	300	-	-	-	-	-
Restricted stock repurchased and retired	(10,340)	(103)	(12,096)	-	-	-	-	(12,199)
Treasury stock retired	(706,410)	(7,064)	(1,252,993)	(706,410)	1,260,057	-	-	-
Share-based compensation	-	-	11,579	-	-	-	-	11,579
Preferred stock dividends	-	-	-	-	-	(19,322)	-	(19,322)
Preferred stock accretion	-	-	-	-	-	(454,372)	-	(454,372)
Foreign currency translation	-	-	-	-	-	-	(867)	(867)
Net loss	-	-	-	-	-	(1,501,791)	-	(1,501,791)
Balance - December 31, 2014	8,443,046	$84,431	$17,493,861	-	$-	$(10,347,291)	$(21,278)	$7,209,723

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5          SHARE-BASED COMPENSATION

Stock Option Awards

The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for the three month period ended December 31, 2013:

2013
Risk free interest rate	5%
Expected term (years)	1.5
Expected volatility	67.6%
Expected dividends	0%
Estimated annual forfeiture rate	10%

There were no options granted during the three months ended December 31, 2014. During the three months ended December 31, 2013, the Company granted 32,500 stock options at a weighted average grant date fair value of $0.90 per share.

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

The Company recognized compensation expense of approximately $12,000 and $27,000 in continuing operations for stock option awards in its condensed consolidated statements of operations and comprehensive (loss) income for the three month periods ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, there was approximately $24,000 of total unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over the remainder of the weighted average vesting period of 0.9 years.

The following table summarizes stock option activity during the three months ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, September 30, 2014	778,500	$2.70
Granted	-	-
Exercised	-	-
Forfeited	(160,000)	2.05
Outstanding, December 31, 2014	618,500	$3.40	6.1	$-

Exercisable, December 31, 2014	490,916	$3.23	5.8	$-

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 SHARE-BASED COMPENSATION (CONTINUED)

Stock Option Awards (continued)

The table below provides additional information regarding stock option awards that were outstanding and exercisable at December 31, 2014:

Options Outstanding			Options Exercisable
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Options

$1.23 to $1.99	$1.42	105,000	$1.39	7.1	88,334
$2.00 to $2.99	2.47	111,000	2.46	4.7	108,000
$3.00 to $3.99	3.52	322,500	3.47	6.3	264,582
$4.00 to $5.99	5.31	50,000	-	-	-
$6.00 to $6.99	6.02	20,000	6.02	1.3	20,000
$7.00 to $15.91	15.91	10,000	15.91	0.3	10,000
		618,500			490,916

Restricted Stock Awards

On December 5, 2014, the Company granted an aggregate of 30,000 shares of restricted stock to directors of the Company, pursuant to the 2011 Plan. The shares vest on the one-year anniversary from the date of grant. The aggregate grant date value of $34,800 will be recognized proportionate to the vesting period.

During the three months ended December 31, 2014 and 2013, the Company recognized approximately $(0) and $(1,000) of compensation, net of forfeitures, from continuing operations in its condensed consolidated statements of operations and comprehensive (loss) income related to restricted stock awards.

As of December 31, 2014, there was approximately $20,000 of unrecognized compensation cost related to shares of unvested restricted stock, which is expected to be recognized over the remainder of the weighted average vesting period of 1.0 years.

The following table summarizes restricted stock activity during the three months ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, September 30, 2014	257,581	$1.32	$340,044
Granted	30,000	1.16	34,800
Vested	(142,958)	1.35	(192,481)
Forfeited	(30,000)	1.59	(47,700)
Non-vested, December 31, 2014	114,623	$1.17	$134,663

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 (LOSS) INCOME PER SHARE

Basic (loss) income per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted (loss) income per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of (a) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method, (b) shares that would be issued upon the conversion of convertible preferred stock and (c) shares of non-vested restricted stock. Net (loss) income from continuing operations per basic and diluted share for the three months ended December 31, 2014 and 2013 is net of preferred stock cash dividends and accretion.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of December 31,
	2014	2013
Options	618,500	808,500
Warrants	723,846	723,846
Convertible preferred stock	692,919	692,919
Non-vested restricted stock	114,623	322,581
Total potentially dilutive shares	2,149,888	2,547,846

NOTE 7 COMMITMENTS AND CONTINGENCIES

Employment Agreement

An executive’s employment agreement provides for successive one-year renewal terms, unless either party provides written notice of its intention not to renew the agreement not later than 90 days prior to the end of the term (or renewal period). In the event of the termination of the executive’s employment, depending on the circumstances, the executive could be entitled to receive a severance payment which could be up to (12) twelve months of his salary, and under certain circumstances, the immediate vesting of any unvested options pursuant to applicable equity compensation plans, as well as any accrued discretionary bonus. See Note 10 – Subsequent Events.

NOTE 8 RELATED PARTY TRANSACTIONS

New York Office Services Agreement

On February 1, 2014, the Company began leasing office space in New York, New York for its Chief Executive Officer at a rate of $2,500 per month from LaGrange Capital Administration, L.L.C. (“LCA”). Frank LaGrange Johnson, the Company’s former Chairman of the Board, serves as the Managing Member of LCA. This lease was month-to-month and was cancellable by either the Company or LCA at any time. Effective April 1, 2014, LCA increased the monthly rental charge (inclusive of rent, allocable share of office assistant, and equipment leases) from $2,500 to approximately $12,700 per month. During the three months ended December 31, 2014, the Company recognized approximately $38,000 of rent expense related to the New York office. See Note 10 – Subsequent Events.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 RELATED PARTY TRANSACTIONS – (CONTINUED)

Buying Agency and Supply Agreement

On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”). On March 13, 2014, the Company entered into Amendment No. 1 to the Agreement with Forward China, dated as of March 11, 2014. The Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and pays a service fee to Forward China. The service fee is calculated at $100K monthly plus 4% of “Adjusted Gross Profit.” “Adjusted Gross Profit” is defined as the selling price less the cost from Forward China. The Agreement, as amended, terminates on March 11, 2015, subject to renewal. Terence Bernard Wise, a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, owns shares of the Company’s common stock. The Company incurred approximately $287,000 and $295,000, respectively, during the three months ended December 31, 2014 and 2013 in service fees paid to Forward China, which are included as a component of costs of goods sold in continuing operations in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Investment Management Agreement

On April 16, 2013, the Company entered into an Investment Management Agreement (the “Investment Management Agreement”) with LCA, pursuant to which the Company retained LCA to manage certain investment accounts funded by the Company (collectively, the “Account”).

As compensation for its services to the Company, LCA shall be entitled to advisory fees, comprised of an asset-based fee and a performance fee, as provided in the Investment Management Agreement. The asset-based fee will equal 1% per annum of the average Account Net Asset Value (“Account NAV”). The performance fee will equal 20% of the increase (if any) in the Account NAV over an annual period. No performance fee will be payable for any annual period in which the Account NAV at the end of such annual period is below the highest Account NAV at the end of any previous annual period. In addition to such advisory fees, the Company will reimburse LCA for certain investment and operational expenses. The Company recorded $0 and $3,000 of expense during the three months ended December 31, 2014 and 2013, respectively, related to asset-based or performance fees which are included in continuing operations in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

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

There were no new funds invested with LCA during the three months ended December 31, 2014 and 2013. During the three months ended December 31, 2014 and 2013, the Company purchased approximately $11,000 and $4,102,000 of marketable securities, respectively. During the three months ended December 31, 2014 and 2013, the Company sold approximately $952,000 and $3,932,000 of marketable securities, respectively. As a result of these activities, the Company recognized approximately $110,000 and $81,000 of net investment losses during the three months ended December 31, 2014 and 2013, respectively.

See Note 10 – Subsequent Events.

NOTE 9 LEGAL PROCEEDINGS

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. As of December 31, 2014, there were no such actions or proceedings, either individually or in the aggregate, other than as described below, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 LEGAL PROCEEDINGS (CONTINUED)

On July 15, 2014, Terence Bernard Wise, a director of the Company, filed a derivative complaint in Supreme Court of the State of New York, New York County, against then-directors (now former directors) Frank LaGrange Johnson, Robert Garrett, John F. Chiste, Timothy Gordon and Owen P.J. King, also naming the Company as a nominal defendant, alleging breaches of fiduciary duty and seeking declaratory and injunctive relief (both preliminary and final), including a temporary restraining order ("TRO"), preventing the Board of the Company from pursuing any extraordinary action without shareholder approval that would alter the Company's capital structure. The court rejected Mr. Wise's request for a TRO and Mr. Wise then withdrew his request for preliminary injunctive relief. Mr. Wise subsequently amended his complaint to add additional allegations of breach of fiduciary duties and allegations of breach of director duties under various provisions of New York’s Business Corporation Law.

On December 4, 2014, Mr. Wise brought a new application to the court, seeking a TRO and a preliminary injunction to enjoin the Company's Board from causing the Company to issue any Series B Senior Convertible Preferred Stock (the "Preferred Stock"), or take any antecedent or preparatory steps to effectuate such issuance prior to the Company's 2014 Annual Meeting. The court granted the TRO in part by prohibiting the Company from issuing (but not from taking antecedent or preparatory steps to issue) such Preferred Stock prior to December 8, 2014. At a hearing on December 8, 2014, the court granted Mr. Wise's motion for a preliminary injunction, enjoining the Company's issuance of the Preferred Stock prior to the Company's 2014 Annual Meeting. On December 8, 2014, the Company filed a notice of appeal of the court's order to the Appellate Division of the Supreme Court of the State of New York, First Department (the "First Department"). On December 9, 2014, the Company moved before the First Department to vacate the lower court's injunction. On January 7, 2015, the Company's counsel, together with counsel representing Mr. Wise, sent a letter to the First Department advising the court that the December 9, 2014 motion to vacate the preliminary injunction had been rendered moot due to the election of a new Board at the Annual Meeting, which did not intend to proceed with the issuance of Preferred Stock. On January 20, 2015, the First Department issued an order deeming the motion withdrawn as moot. The case otherwise remains pending.

On July 22, 2014, the Company filed a lawsuit in U.S. District Court for the Southern District of New York against Mr. Wise and shareholder Jenny P. Yu, alleging certain violations of the federal securities laws relating to the Schedules 13D filed by each of Mr. Wise and Ms. Yu, and the preliminary proxy solicitation materials filed by Mr. Wise (the "Federal Action") in support of the candidates that he proposed for election to the Company's Board at the 2014 Annual Meeting. Specifically, the Company alleged that these filings were misleading because Mr. Wise and Ms. Yu had formed an undisclosed "group" under Section 13(d) of the Securities Exchange Act. The Company's lawsuit sought expedited injunctive and declaratory relief requiring Mr. Wise and Ms. Yu to comply with the federal securities laws by submitting revised disclosures in advance of any vote by the Company's shareholders, and also sought to have Mr. Wise's Board nominations invalidated and for a declaration that Mr. Wise and Ms. Yu were subject to certain provisions of the New York's Business Corporation Law as a result of their purported "group" under Section 13(d). In an August 19, 2014 order, the Court rejected the Company's request for a preliminary injunction. On September 20, 2014, the Court dismissed all of the Company's claims against Mr. Wise and Ms. Yu with prejudice, after which the Company filed an appeal to the United States Court of Appeals for the Second Circuit. On February 11 and 12, 2015, all parties to the Federal Action stipulated to withdraw the Company's appeal with prejudice.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 LEGAL PROCEEDINGS (CONTINUED)

On August 26, 2014, James McKenna, the Company's former Chief Financial Officer, filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company and its then-directors (now former directors) Frank LaGrange Johnson, Robert Garrett John F. Chiste, Timothy Gordon and Owen P.J. King, asserting retaliation and whistleblowing claims under the Dodd-Frank Act, claims for breach of contract and breach of the covenant of good faith and fair dealing against the Company, and a single claim for tortious interference with contract against the individual defendants. The complaint seeks an unspecified amount of monetary consequential damages and punitive damages. The case currently remains pending while the parties discuss the terms of a potential settlement. No assurance can be given that these discussions will be successful or that a settlement will be reached.

On November 13, 2014, the Company filed a lawsuit in the Supreme Court of the State of New York, Kings County, against Mr. Wise and the six individuals Mr. Wise had nominated to stand for election to the Company's Board at the 2014 Annual Meeting: Howard Morgan, Michael Luetkemeyer, Eric Freitag, Sangita Shah, N. Scott Fine, and Darryl Keyes. The Company's complaint sought a judicial declaration that Mr. Wise's nominations were invalid, as they were purportedly not noticed within the timeframe that the Company argued was provided by the Company's Bylaws. The complaint also sought an injunction preventing Mr. Wise from soliciting proxies for the election of his nominees. At a hearing on December 1, 2014, the Court denied the Company's request for preliminary injunctive relief. On December 2, 2014, the Company requested an injunction from the Appellate Division of the Supreme Court of the State of New York, Second Department, which was denied on December 12, 2014. On December 3, 2014, Mr. Wise filed a motion to dismiss the lawsuit in its entirety, with prejudice. On February 11, 2015, the parties stipulated to discontinue the case.

NOTE 10 SUBSEQUENT EVENTS

6% Senior Convertible Preferred Stock

      On January 9, 2015, the Company received a notice of deemed liquidation from a majority of the outstanding Convertible Preferred Stockholders in which they requested redemption of their Convertible Preferred Stock. Pursuant to the terms governing the Convertible Preferred Stock, all holders of such Convertible Preferred Stock, upon a deemed liquidation, are entitled to receive an amount per share equal to (i) 101% of the Original Issue Price (as such term is defined in the Certificate of Incorporation) plus (ii) any accrued and, without duplication, declared but unpaid, dividends on such Convertible Preferred Stock. The Company believes such deemed liquidation may incur a direct financial obligation to the Company approximating $1,287,737. The Company intends to issue payment to the Convertible Preferred Stockholders, pursuant to the requested redemption, imminently.

Legal Proceedings

On January 14, 2015, the new Board of Directors appointed a Legal Proceedings Special Committee to (i) investigate and report on matters relating to, (ii) analyze the consequences flowing from, and (iii) consider any and all actions to take on behalf of the Company with respect to its legal proceedings which arose during the recent proxy contest. On February 10, 2015, upon review and recommendation by the Legal Proceedings Special Committee, the new Board of Directors voted to discontinue the pending appeal initiated by the Company in the Federal Action and the action pending in Kings County.

Employment Agreement

Effective January 15, 2015, the Company’s Chief Executive Officer (“Former CEO”) voluntarily resigned from his position and entered into an agreement with the Company, pursuant to which the Former CEO agreed to waive all payments under his Employment Agreement and all future claims against the Company. Under the agreement, for six months following his termination of active employment, the Former CEO will receive his regular monthly base salary and will remain eligible to participate in medical and dental plans similar to his current coverage level for a period of twelve months. The Former CEO will also receive a cash payment of $7,852 in lieu of shares of restricted stock of the Company that would otherwise vest on November 8, 2015. In addition, the Former CEO will retain certain other ancillary benefits for limited periods. The agreement includes customary confidentiality, non-solicitation, non-competition, non-disparagement and release provisions.

New York Office Services Agreement

On January 16, 2015, the Company provided notice to LCA that it was immediately terminating the New York Office Services Agreement.

Investment Management Agreement

On January 23, 2015, the Company provided notice to LCA that it was immediately terminating the Investment Management Agreement.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2014 (the “2015 Quarter”), with those for the three months ended December 31, 2013 (the “2014 Quarter”). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”, “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. Forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report on Form 10-Q. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Business Overview

Trends and Economic Environment

In June 2012, the Company made the strategic decision to focus solely on its core OEM business. Initially, we implemented several key restructuring measures in order to improve our operating performance and return the Company to profitability. These actions included replacing our legacy sourcing and quality assurance infrastructure with a variable lower cost solution through our use of an exclusive Asia-based sourcing agent (see Note 8 in our Notes to our Condensed Consolidated Financial Statements) and rationalizing our fixed operating expenses, including office closures and headcount reductions. Our financial results for the 2015 Quarter and the 2014 Quarter, reflect the impact of these restructuring measures.

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

We continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases through to customers. Our dedicated Asia-based sourcing agent has made meaningful progress in areas such as quality assurance and overall operational performance, which has better positioned us with our customers. However, there was no expansion of our supplier base during the 2015 Quarter and 2014 Quarter. As a result, our ability to effectively push back against such rising material costs may diminish.

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

Change of Directors and Officers

On December 30, 2014, the Company held its 2014 Annual Meeting primarily for the purpose of electing either a slate of directors proposed by the then-incumbent Board of Directors or a slate of directors proposed by Terence Bernard Wise, a director and significant shareholder in the Company at the time. At the 2014 Annual Meeting, the Company’s shareholders voted for the election of the slate of directors proposed by Mr. Wise, which resulted in the turnover of a majority of the Company’s directors. Following the 2014 Annual Meeting, our incumbent President and Chief Executive Officer voluntarily resigned and the new board appointed an Interim President. In connection with the incumbent Chief Executive Officer’s departure, we cancelled the month-to-month New York Office Services Agreement at a savings of $12,700 per month.

   The then-incumbent Board of Directors engaged professional services, including a proxy advisory solicitation service and supplementary legal representation, in order to facilitate the election of and promote its slate of director nominees. Such expenses, which were borne by the Company, significantly increased our 2015 Quarter expenses. In addition, the incumbent team was conducting an accelerated search process to identify attractive acquisition targets and the related financing to fund such acquisitions and the professional services associated with that effort also significantly increased our 2015 Quarter expenses.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based upon or derived from the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

We discuss the material accounting policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates since September 30, 2014.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within ASC Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2013 and did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

RESULTS OF OPERATIONS FOR THE 2015 QUARTER COMPARED TO THE 2014 QUARTER

(Loss) Income from Continuing Operations

Loss from continuing operations in the 2015 Quarter was $1.7 million compared to income of $0.3 million in the 2014 Quarter. The 2015 Quarter loss is primarily due to an increase in general and administrative expenses, primarily due to costs associated with the proxy contest and litigation related to the 2014 Annual Meeting, and, to a lesser extent, a decline in gross profit driven by a reduction in sales volume.

	Main Components of (Loss) Income from Continuing Operations
	(thousands of dollars)
	2015 Quarter	2014 Quarter	Increase (Decrease)
Net sales	$7,944	$8,415	$(471)

Gross profit	1,562	1,845	(283)
Sales and marketing expenses	683	617	66
General and administrative expenses	2,470	856	1,614
Other expense, net	110	25	85
Income tax expense	-	-	-
(Loss) income from continuing operations	$(1,701)	$347	$(2,048)

Loss from continuing operations per basic and diluted share was $(0.25) for the 2015 Quarter. Income from continuing operations per basic and diluted share was $0.04 for the 2014 Quarter.

Net Sales

Net sales in the 2015 Quarter decreased $0.5 million, or 6%, to $7.9 million from $8.4 million in the 2014 Quarter primarily due to a decline in sales of Other Products offset by an increase in sales of Diabetic Products. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated:

	Net Sales for 2015 Quarter
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$2.8	$1.4	$2.5	$6.7
Other products	0.4	0.6	0.2	1.2
Total net sales	$3.2	$2.0	$2.7	$7.9

	Net Sales for 2014 Quarter
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$2.6	$1.7	$2.1	$6.4
Other products	0.8	0.8	0.4	$2.0
Total net sales	$3.4	$2.5	$2.5	$8.4

Diabetic Product Sales

We design to the order of, and sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through its retail distribution channels.

Sales of Diabetic Products increased $0.3 million to $6.7 million in the 2015 Quarter, from $6.4 million in the 2014 Quarter. This increase was primarily due to higher sales of legacy programs with 3 of our largest Diabetic Products’ customers (Diabetic customers A, C, and D). The increase was offset, in part, by a decline in sales of legacy programs to a major Diabetic Products’ customer (Diabetic customer B).

The following table sets forth our sales by Diabetic Products’ customers for the periods indicated:

	(millions of dollars)
	2015 Quarter	2014 Quarter	Increase (Decrease)
Diabetic Customer A	$2.7	$2.2	$0.5
Diabetic Customer B	0.8	1.2	(0.4)
Diabetic Customer C	2.0	1.6	0.4
Diabetic Customer D	1.2	1.1	0.1
All other Diabetic Customers	0.0	0.3	(0.3)
Totals	$6.7	$6.4	$0.3

Sales of Diabetic Products represented 85% of our total net sales in the 2015 Quarter compared to 76% of our total net sales in the 2014 Quarter.

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

Sales of Other Products declined approximately $0.8 million to $1.2 million in the 2015 Quarter from approximately $2.0 million in the 2014 Quarter. The decline was primarily due to a drop in sales to several customers including a recreational products customer, a GPS customer, a new camera customer and a barcode scanner customer. Lesser fluctuations in several other customer accounts between 2015 Quarter and 2014 Quarter were not individually material.

Sales of Other Products represented 15% of our net sales in the 2015 Quarter compared to 24% of our total net sales in the 2014 Quarter.

Gross Profit

Gross profit decreased $0.2 million, or 15%, to $1.6 million in the 2015 Quarter from $1.8 million in the 2014 Quarter. As a percentage of sales, our gross profit declined to 20% in the 2015 Quarter, compared to 22% in the 2014 Quarter.

The gross profit decrease was driven primarily by a year over year decrease in sales volume. In the 2015 Quarter, sales in Europe grew 8% to $2.7 million. However, Asia-Pacific sales decreased 6% to $3.2 million and Americas’ sales decreased 20% to $2.0 million. The deterioration in gross profit is mostly due to competitive pricing.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.1 million, or 11%, to $0.7 million in the 2015 Quarter compared to $0.6 million in the 2014 Quarter, primarily due to higher personnel costs. Personnel costs increased in the 2015 Quarter primarily as a result of expanding and restructuring our sales and sales support departments, including their respective compensation schemes. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 188%, to $2.5 million in the 2015 Quarter from $0.9 million in the 2014 Quarter, due primarily to the following:

•	$1.5 million increase in professional fees (primarily attorney’s fees) and settlement accruals related to the legal support and representation surrounding the proxy defense and other legal matters; and

•	$0.2 million increase in professional fees (primarily consultants and attorneys) related to identifying and vetting targets for acquisition as part of previous management’s strategic vision.

Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Expense

Other expense, net, consisting primarily of realized and unrealized losses on investments in marketable securities and the change in the fair market value of warrant liabilities, was $0.1 million in the 2015 Quarter compared to $25 thousand in the 2014 Quarter.

RESULTS OF DISCONTINUED OPERATIONS FOR THE 2015 QUARTER COMPARED TO THE 2014 QUARTER

On June 21, 2012, we determined to exit our global retail business and focus solely on growing our OEM business. The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net sales growth and cost rationalizations in the OEM business. We have substantially completed the exit of our Retail business and have not had, and do not expect to have, any continuing involvement in the Retail business after this date. Accordingly, the results of operations for the Retail division have been recorded as discontinued operations in the accompanying consolidated financial statements for the periods presented.

Income from discontinued operations was $0.2 million in the 2015 Quarter compared to income of $5 thousand in the 2014 Quarter. In the 2015 Quarter, we assigned our rights to a judgment against G-Form for a cash payment of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our operations and financing activities. The primary demands on our working capital currently are: i) operating losses, should they occur, and ii) accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements.

However, in the near term, we anticipate having to fund: i) approximately $1.3 million of preferred stock redemptions; ii) approximately $0.2 million of severance related benefits to our former CEO; and iii) potential legal settlements. The accumulated effect of these costs may have a significant impact on our available liquidity.

At December 31, 2014, our current ratio (current assets divided by current liabilities) was 2.5; our quick ratio (current assets less inventories divided by current liabilities) was 2.0; and our working capital (current assets less current liabilities) was $8.5 million. As of such date, we had no short or long-term debt outstanding.

During the three months ended December 31, 2014 and 2013, our sources and use of cash were as follows:

Cash Flows from Operating Activities

During the 2015 Quarter, we used $2.4 million of cash from operations, which is derived from a net loss of $1.5 million, adjusted by $0.1 million for non-cash items (primarily realized and unrealized losses on marketable securities), and net cash used in working capital items of $1.0 million. As to working capital items, cash used in operating activities consisted primarily of a decrease in accounts payable, accrued expenses and other current liabilities (including due to Forward China) of $0.8 million and an increase in inventories of $0.2 million.

The decrease in accounts payable, accrued expenses and other current liabilities (including due to Forward China) is primarily due to a temporary reduction of purchases from our suppliers of goods, a temporary acceleration in the timing of payments to our professional services firms, the payment of accrued bonuses for salespersons and staff and the payment of accrued professional fees, partially offset by the establishment of a settlement accrual. The increase in inventories is primarily due to timing differences in inventory shipments enroute to and staged from our OEM customers’ distribution hubs. The decrease in accrued expenses and other current liabilities is primarily due to the payment of accrued bonuses for salespersons and staff and the payment of accrued professional fees.

During the 2014 Quarter, we used $1.0 million of cash in operations, which consisted of net income of $0.4 million, plus $0.1 million for non-cash items (primarily realized and unrealized losses on marketable securities, offset by a change in the fair value of the warrant liability), and a net use of working capital items of $1.4 million. As to working capital items, cash used in operating activities consisted of increases in accounts receivable of $1.7 million partially offset by an increase in accounts payable due to Forward China.

Cash Flows from Investing Activities

In the 2015 Quarter, net cash provided by investing activities was $0.9 million, which primarily consisted of $0.9 million generated from the sales of marketable equity securities. In the 2014 Quarter, net investing activities used $0.2 million, which consisted of $4.1 million used for purchases of marketable equity securities and $3.9 million generated from sales of marketable equity securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive and Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the 2015 Quarter, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control

Our management, with the participation of our Principal Executive and Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the 2015 Quarter. Based on that evaluation, our Principal Executive and Financial Officer concluded that there were no changes in our internal control over financial reporting during the 2015 Quarter.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become a party to legal actions or proceedings in the ordinary course of business. As of December 31, 2014, there were no other such actions or proceedings, either individually or in the aggregate, other than described below, that we believe would be material to our business, if decided adversely to our interests.

On July 15, 2014, Terence Bernard Wise, one of our directors, filed a derivative complaint in Supreme Court of the State of New York, New York County, against then-directors (now former directors) Frank LaGrange Johnson, Robert Garrett, John F. Chiste, Timothy Gordon and Owen P.J. King, also naming us as a nominal defendant, alleging breaches of fiduciary duty and seeking declaratory and injunctive relief (both preliminary and final), including a temporary restraining order ("TRO"), preventing our now-former Board from pursuing any extraordinary action that would alter our capital structure without shareholder approval. The court rejected Mr. Wise's request for a TRO and Mr. Wise then withdrew his request for preliminary injunctive relief. Mr. Wise subsequently amended his complaint to add additional allegations of breach of fiduciary duties and allegations of breach of director duties under various provisions of New York’s Business Corporation Law.

On December 4, 2014, Mr. Wise brought a new application to the court, seeking a TRO and a preliminary injunction to enjoin our now-former directors from causing us to issue any Series B Senior Convertible Preferred Stock (the "Preferred Stock") or from taking any antecedent or preparatory steps to effectuate such issuance prior to our 2014 Annual Meeting. The court granted the TRO, in part, by prohibiting us from issuing (but not from taking antecedent or preparatory steps to issue) such Preferred Stock prior to December 8, 2014. At a hearing on December 8, 2014, the court granted Mr. Wise's motion for a preliminary injunction, enjoining our issuance of the Preferred Stock prior to our 2014 Annual Meeting. On December 8, 2014, we filed a notice of appeal of the court's order to the Appellate Division of the Supreme Court of the State of New York, First Department (the "First Department"). On December 9, 2014, we moved before the First Department to vacate the lower court's injunction. On January 7, 2015, our counsel, together with counsel representing Mr. Wise, sent a letter to the First Department advising the court that the December 9, 2014 motion to vacate the preliminary injunction had been rendered moot due to the election of a new Board at the Annual Meeting, which did not intend to proceed with the issuance of Preferred Stock. On January 20, 2015, the First Department issued an order deeming the motion withdrawn as moot. The case otherwise remains pending.

On July 22, 2014, we filed a lawsuit in U.S. District Court for the Southern District of New York against Mr. Wise and shareholder Jenny P. Yu, alleging certain violations of federal securities laws relating to the Schedules 13D filed by each of Mr. Wise and Ms. Yu and the preliminary proxy solicitation materials filed by Mr. Wise (the "Federal Action").

Specifically, we alleged that these filings were misleading because Mr. Wise and Ms. Yu had formed an undisclosed "group" under Section 13(d) of the Securities Exchange Act. Our lawsuit sought expedited injunctive and declaratory relief requiring Mr. Wise and Ms. Yu to comply with the federal securities laws by submitting revised disclosures in advance of any vote by the our shareholders, sought to have Mr. Wise's board nominations invalidated, and also sought a declaration that Mr. Wise and Ms. Yu were subject to various provisions of New York's Business Corporation Law. In an August 19, 2014 order, the Court rejected our request for a preliminary injunction. On September 20, 2014, the Court dismissed all of our claims against Mr. Wise and Ms. Yu with prejudice, after which we filed an appeal to the United States Court of Appeals for the Second Circuit. On February 11, 2015, we agreed to withdraw our appeal and stipulated to a dismissal of the case with prejudice.

On August 26, 2014, James McKenna, our former Chief Financial Officer, filed a lawsuit in the U.S. District Court for the Southern District of New York against us and our then-directors (now former directors) Frank LaGrange Johnson, Robert Garrett John F. Chiste, Timothy Gordon and Owen P.J. King, asserting retaliation and whistleblowing claims under the Dodd-Frank Act, and claims for breach of contract and breach of the covenant of good faith and fair dealing against us, and a single claim for tortious interference with contract against the individual defendants. The complaint seeks an unspecified amount of monetary consequential damages and punitive damages. The case currently remains pending while the parties discuss the terms of a potential settlement. No assurance can be given that these discussions will be successful or that a settlement will be reached.

On November 13, 2014, we filed a lawsuit in the Supreme Court of the State of New York, Kings County, against Mr. Wise and the six individuals Mr. Wise nominated to stand for election to our Board at the 2014 Annual Meeting: Howard Morgan, Michael Luetkemeyer, Eric Freitag, Sangita Shah, N. Scott Fine, and Darryl Keyes. Our complaint sought a judicial declaration that Mr. Wise's nominations were invalid, as they were purportedly not received within the timeframe that we argued was provided by the nomination notice provision of our Bylaws. The complaint also sought an injunction preventing Mr. Wise from soliciting proxies for the election of his nominees. At a hearing on December 1, 2014, the Court denied our request for preliminary injunctive relief. On December 2, 2014, we requested an injunction from the Appellate Division of the Supreme Court of the State of New York, Second Department, which was denied on December 12, 2014. On December 3, 2014, Mr. Wise filed a motion to dismiss the lawsuit in its entirety, with prejudice. On February 11, 2015, we stipulated to discontinue the case.

ITEM 1A.	RISK FACTORS

Please review our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, for a complete statement of “Risk Factors” that pertain to our business. Please refer to ITEM 2. “CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 on page 16 of this Quarterly Report on Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of certain of such risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of equity securities None. Purchases of equity securities

In September 2002 and January 2004, the Forward Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, through December 31, 2014, the Company repurchased an aggregate of 223,614 shares at an aggregate cost of approximately $485,000, including those shown in the table below:

Period	(a) Total number of shares purchase	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or program	(d) Maximum number of shares that may yet be purchased under the plans or programs
October	-	-	-	-
November	10,340	$1.18	10,340	262,586
December	-	-	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

31.	Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

31.1**	Certification of Michael Luetkemeyer

32.	Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

32.1*	Certification of Michael Luetkemeyer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

* Furnished and not filed herewith

** Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: February 13, 2015

FORWARD INDUSTRIES, INC.
(Registrant)

By:	/s/ Michael Luetkemeyer
Michael Luetkemeyer
Interim President
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

31.	Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

31.1**	Certification of Michael Luetkemeyer

32.	Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

32.1*	Certification of Michael Luetkemeyer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

* Furnished and not filed herewith

** Filed herewith