Form 10-Q
period 2015-03-31
FORWARD INDUSTRIES INC
filed 2015-05-14
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒            No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes ☐            No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on May 12, 2015, which is the latest practical date prior to the filing of this report, was 8,556,755 shares.

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

Part I. Financial Information

Item 1. Financial Statements

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2015	2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$2,704,344	$6,477,132
Marketable securities	-	1,051,230
Accounts receivable	5,657,948	6,124,871
Inventories	2,415,679	2,374,837
Prepaid expenses and other current assets	342,414	401,549
Total current assets	11,120,385	16,429,619
Property and equipment, net	100,041	98,990
Other assets	40,962	40,962
Total assets	$11,261,388	$16,569,571
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,153,162	$1,218,541
Due to Forward China	3,516,939	5,215,768
Total current liabilities	4,670,101	6,434,309
Other liabilities	123,162	115,202
Total liabilities	4,793,263	6,549,511
6% Senior Convertible Preferred Stock, par value $0.01 per share; 851,154 and 1,500,000 shares authorized; 0 and 648,846 shares issued and outstanding; aggregate liquidation value of $0 and $1,275,000; as of March 31, 2015 and September 30, 2014, respectively	-	833,365

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; 3,048,846 and 2,400,000 undesignated at March 31, 2015 and September 30, 2014, respectively:

Series A Participating Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 8,556,755 and 9,159,796 shares issued; 8,556,755 and 8,453,386 shares outstanding; at March 31, 2015 and September 30, 2014, respectively	85,568	91,598
Additional paid-in capital	17,441,548	18,747,371
Treasury stock, 0 and 706,410 shares at cost at March 31, 2015 and September 30, 2014, respectively	-	(1,260,057)
Accumulated deficit	(11,036,874)	(8,371,806)
Accumulated other comprehensive loss	(22,117)	(20,411)
Total shareholders’ equity	6,468,125	9,186,695
Total liabilities and shareholders’ equity	$11,261,388	$16,569,571

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net sales	$7,247,339	$6,699,881	$15,191,199	$15,115,358
Cost of goods sold	5,895,518	5,296,250	12,276,957	11,866,527
Gross profit	1,351,821	1,403,631	2,914,242	3,248,831

Operating expenses:
Sales and marketing	695,628	725,240	1,378,085	1,341,947
General and administrative	1,337,258	812,207	3,807,683	1,668,723
Total operating expenses	2,032,886	1,537,447	5,185,768	3,010,670
(Loss) income from operations	(681,065)	(133,816)	(2,271,526)	238,161

Other (income) expense:
Interest income	(6)	(9,212)	(3,021)	(17,730)
(Gain) loss on marketable securities, net	-	(41,407)	110,001	39,433
Loss on change in fair value of warrant liability	-	188,166	-	136,258
Other expense, net	6,637	11,256	9,945	16,001
Total other expense, net	6,631	148,803	116,925	173,962

(Loss) income from continuing operations	(687,696)	(282,619)	(2,388,451)	64,199
(Loss) income from discontinued operations, net	-	(18,395)	198,963	(13,786)
Net (loss) income	(687,696)	(301,014)	(2,189,488)	50,413
Preferred stock dividends and accretion	(1,886)	(47,572)	(475,580)	(96,471)
Net loss applicable to common equity	$(689,582)	$(348,586)	$(2,665,068)	$(46,058)

Net (loss) income	$(687,696)	$(301,014)	$(2,189,488)	$50,413
Other comprehensive (loss) income:
Translation adjustments	(839)	554	(1,706)	1,033
Comprehensive (loss) income	$(688,535)	$(300,460)	$(2,191,194)	$51,446

Net (loss) income per basic and diluted common shares:
(Loss) income from continuing operations	$(0.08)	$(0.04)	$(0.34)	$(0.01)
Income from discontinued operations	0.00	0.00	0.03	0.00
Net (loss) income per basic and diluted common shares	$(0.08)	$(0.04)	$(0.31)	$(0.01)

Weighted average number of common and common equivalent shares outstanding:
Basic	8,486,402	8,195,808	8,463,183	8,177,996
Diluted	8,486,402	8,195,808	8,463,183	8,177,996

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net (loss) income	$(2,189,488)	$50,413
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Realized and unrealized loss on marketable securities	110,001	39,432
Share-based compensation	(39,597)	128,024
Depreciation and amortization	29,347	34,011
Change in fair value of warrant liability	-	136,258
Deferred rent	7,960	(16,581)
Changes in operating assets and liabilities:
Accounts receivable	465,423	(185,257)
Inventories	(40,842)	(61,519)
Prepaid expenses and other current assets	59,135	11,461
Accounts payable, due to Forward China, accrued expenses and other current liabilities	(1,764,414)	(389,652)
Net cash used in operating activities	(3,362,475)	(253,410)

Cash Flows From Investing Activities:
Proceeds from sales of marketable securities	952,127	5,213,665
Purchases of marketable securities	(10,898)	(5,398,477)
Purchases of property and equipment	(30,398)	(15,206)
Net cash provided by (used in) investing activities	910,831	(200,018)

Cash Flows From Financing Activities:
Redemption of 6% Senior Convertible Preferred Stock	(1,287,737)	-
Dividends paid	(21,208)	(38,145)
Restricted stock repurchased and retired	(12,199)	-
Net cash used in financing activities	(1,321,144)	(38,145)

Net decrease in cash and cash equivalents	(3,772,788)	(491,573)
Cash and cash equivalents at beginning of period	6,477,132	6,616,995

Cash and cash equivalents at end of period	$2,704,344	$6,125,422

Supplemental Disclosure of Cash Flow Information:
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock accretion	$454,372	$58,326
Retirement of treasury stock	$1,260,057	$-

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

Income Taxes

The Company accounts for its income taxes in accordance with U.S. GAAP, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. As of March 31, 2015, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision was offset by an equal and opposite change to the valuation allowance.

6% Senior Convertible Preferred Stock

Temporary Equity

The 6% Senior Convertible Preferred Stock was classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) 480-10-s99 - Distinguishing Liabilities from Equity – Overall – SEC Materials and Accounting Series Release (“ASR”) 268 – Presentation in Financial Statements of “Redeemable Preferred Stock”, as the redemption feature was not solely within the control of the Company.

Warrants

In accordance with ASC 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company’s warrants were initially classified as a liability, at fair value, as a result of a related registration rights agreement that contained certain requirements for registering the underlying common shares, but had no provision for penalties upon the failure to register. At each balance sheet date, this liability’s fair value was re-measured and adjusted with the corresponding change in fair value recorded in the condensed consolidated statements of operations and comprehensive (loss) income. As of March 31, 2014, the underlying shares were registered and the liability was marked-to-the-market and reclassified to equity.

Preferred Stock Accretion

As of the issuance date, the carrying amount of the convertible preferred stock was less than the redemption value. As a result of the Company’s determination that redemption was probable (See Note 4 – Shareholders’ Equity – 6% Senior Convertible Preferred Stock and Warrants), the carrying value was increased by periodic accretions so that the carrying value would equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales	$-	$-	$-	$-
Gross loss	-	-	-	(9,700)
Operating expenses	-	(18,395)	(1,082)	(4,030)
Other income (expense)	-	-	200,045	(56)
(Loss) income from discontinued operations, net	$-	$(18,395)	$198,963	$(13,786)

The Company had $280,000 of accounts receivable relating to overdue payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release. Due to the age of the accounts receivable and G-Form’s non-responsiveness to the Company’s communication related to the matter, the Company established a full reserve for this receivable as of September 30, 2014. In December 2014, the Company recovered $200,000 from a third party, which was recognized as other income during the six months ended March 31, 2015.

NOTE 4	SHAREHOLDERS’ EQUITY

6% Senior Convertible Preferred Stock

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	SHAREHOLDERS’ EQUITY (CONTINUED)

6% Senior Convertible Preferred Stock (continued)

Dividends on the Convertible Preferred Stock were payable, on a cumulative basis, in cash, at the rate per annum of 6% of the Liquidation Preference (as defined below) and were payable quarterly, in arrears, on each March 31, June 30, September 30 and December 31, commencing on September 30, 2013. The Company was prohibited from paying any dividend with respect to shares of common stock or other junior securities in any quarter unless full dividends were paid on the Convertible Preferred Stock in such quarter.

At the December 30, 2014 Annual Meeting, the shareholder vote resulted in the turnover of a majority of the Board members, which represented a Change of Control pursuant to the terms of the Convertible Preferred Stock. On December 31, 2014, the Company determined to recognize the balance of the accretion and bring the Convertible Preferred Stock carrying value up to its redemption value due to the likelihood of the holders requesting redemption. On January 9, 2015, the Company received a notice of deemed liquidation from a majority of the outstanding Convertible Preferred Stockholders in which they requested redemption of their Convertible Preferred Stock. On February 23, 2015 the Company paid an aggregate $1,287,737 to the Convertible Preferred Stockholders, in order to redeem all of the outstanding shares of Convertible Preferred Stock.

Dividends on the Convertible Preferred Stock totaled approximately $2,000 and $19,000 for each of the three months ended March 31, 2015 and 2014, respectively, and totaled approximately $21,000 and $38,000 for the six months ended March 31, 2015 and 2014, respectively. These dividends, in addition to the accretion, totaled approximately $2,000 and $48,000 for the three months ended March 31, 2015 and 2014, respectively, and $476,000 and $96,000 for the six months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and September 30, 2014, the carrying value of the Convertible Preferred Stock was $0 and $833,365, respectively, and is included on the Company’s condensed consolidated balance sheets as temporary equity.

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, through March 31, 2015, the Company repurchased an aggregate of 223,614 shares at a cost of approximately $485,000. In November 2014, the Company repurchased and retired an aggregate of 10,340 shares of its outstanding restricted common stock at a cost of approximately $12,000, in connection with the vesting of employee restricted stock awards, wherein certain employees surrendered a portion of their award in order to fund certain tax withholding obligations.

Retirement of Treasury Stock

On December 5, 2014, the Board of Directors approved the retirement of 706,410 shares of existing treasury stock.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	SHAREHOLDERS’ EQUITY (CONTINUED)

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the six months ended March 31, 2015 are summarized below:

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total

Balance - September 30, 2014	9,159,796	$91,598	$18,747,371	706,410	$(1,260,057)	$(8,371,806)	$(20,411)	$9,186,695
Restricted stock award issuances	240,000	2,400	(2,400)	-	-	-	-	-
Restricted stock award forfeitures	(126,291)	(1,263)	1,263	-	-	-	-	-
Restricted stock repurchased and retired	(10,340)	(103)	(12,096)	-	-	-	-	(12,199)
Treasury stock retired	(706,410)	(7,064)	(1,252,993)	(706,410)	1,260,057	-	-	-
Share-based compensation	-	-	(39,597)	-	-	-	-	(39,597)
Preferred stock dividends	-	-	-	-	-	(21,208)	-	(21,208)
Preferred stock accretion	-	-	-	-	-	(454,372)	-	(454,372)
Foreign currency translation	-	-	-	-	-	-	(1,706)	(1,706)
Net loss	-	-	-	-	-	(2,189,488)	-	(2,189,488)
Balance - March 31, 2015	8,556,755	$85,568	$17,441,548	-	$-	$(11,036,874)	$(22,117)	$6,468,125

NOTE 5	SHARE-BASED COMPENSATION

Stock Option Awards

Effective January 15, 2015, in connection with the Company’s former Chief Executive Officer’s voluntary termination, previously outstanding unvested stock options to purchase an aggregate of 83,334 shares of common stock at exercise prices ranging from $1.59 to $5.31 per share that would have been forfeited pursuant to their original terms were modified such that the options vested on January 28, 2015. In connection with the “improbable to probable” modification, the Company recorded a credit of approximately $(31,000) during the three and six months ended March 31, 2015. See Note 7 for additional details in connection with the termination.

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing formula applying the following assumptions:

Six Months Ended
March 31, 2014
Risk free interest rate	1.86%
Expected term (years)	6.00
Expected volatility	63.2%
Expected dividends	0%
Estimated annual forfeiture rate	10%

There were no options granted during the three and six months ended March 31, 2015. There were no options granted during the three months ended March 31, 2014. During the six months ended March 31, 2014, the Company granted 32,500 stock options at a weighted average grant date fair value of $0.90 per share.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	SHARE-BASED COMPENSATION (CONTINUED)

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

The Company recognized compensation expense of approximately $(48,000) and $35,000 in continuing operations for stock option awards in its condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2015 and 2014, respectively, and $(37,000) and $66,000 for the six months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was approximately $6,000 of total unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over the remainder of the weighted average vesting period of 0.9 years.

The following table summarizes stock option activity during the six months ended March 31, 2015:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2014	778,500	$2.70
Granted	-	-
Exercised	-	-
Forfeited	(175,000)	2.18
Outstanding, March 31, 2015	603,500	$3.40	2.3	$-

Exercisable, March 31, 2015	594,875	$3.39	2.2	$-

The table below provides additional information regarding stock option awards that were outstanding and exercisable at March 31, 2015:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$1.23 to $1.99	$1.42	105,000	$1.42	3.6	105,000
$2.00 to $2.99	2.46	108,500	2.46	3.9	108,000
$3.00 to $3.99	3.51	310,000	3.50	1.7	301,875
$4.00 to $5.99	5.31	50,000	5.31	0.0	50,000
$6.00 to $6.99	6.02	20,000	6.02	1.1	20,000
$7.00 to $15.91	15.91	10,000	15.91	0.1	10,000
		603,500			594,875

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	SHARE-BASED COMPENSATION (CONTINUED)

Restricted Stock Awards

On December 5, 2014, the Company granted an aggregate of 30,000 shares of restricted stock to directors of the Company, pursuant to the 2011 Plan. The shares were scheduled to vest on the one-year anniversary from the date of grant. The aggregate grant date value of $34,800 was scheduled to be recognized proportionate to the vesting period. On January 5, 2015, the aggregate of 30,000 shares of restricted stock were forfeited and retired when the shareholders did not elect these directors.

On February 23, 2015, the Company granted an aggregate of 210,000 shares of restricted stock to a former officer (see Note 7 – Commitments and Contingencies – Former CFO Agreement) and current directors of the Company, of which 140,000 shares and 70,000 shares were pursuant to the 2007 Plan and 2011 Plan, respectively. The shares vest as follows: (i) 35,000 shares vest immediately, and (ii) 175,000 shares vest on the one-year anniversary from the date of grant. The aggregate grant date value of $193,200 will be recognized proportionate to the vesting period.

The Company recognized compensation expense of approximately $(3,000) and $63,000 in continuing operations for restricted stock awards in its condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2015 and 2014, respectively, and $(3,000) and $62,000 for the six months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was approximately $153,000 of unrecognized compensation cost related to shares of unvested restricted stock, which is expected to be recognized over the remainder of the weighted average vesting period of 0.9 years.

The following table summarizes restricted stock activity during the six months ended March 31, 2015:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, September 30, 2014	257,581	$1.32	$340,044
Granted	240,000	0.95	228,000
Vested	(177,958)	1.26	(224,681)
Forfeited	(126,291)	1.26	(159,398)
Non-vested, March 31, 2015	193,332	$0.95	$183,965

NOTE 6	(LOSS) INCOME PER SHARE

Basic (loss) income per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted (loss) income per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of (a) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method, (b) shares that would be issued upon the conversion of convertible preferred stock and (c) shares of non-vested restricted stock. Net (loss) income from continuing operations per basic and diluted share for the three and six months ended March 31, 2015 and 2014 is net of preferred stock cash dividends and accretion.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6	(LOSS) INCOME PER SHARE (CONTINUED)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of March 31,
	2015	2014
Options	603,500	901,000
Warrants	723,846	723,846
Convertible preferred stock	-	692,919
Non-vested restricted stock	193,332	327,581
Total potentially dilutive shares	1,520,678	2,645,346

NOTE 7	COMMITMENTS AND CONTINGENCIES

Former CEO Agreement

Effective January 15, 2015, the Company’s Chief Executive Officer (“Former CEO”) voluntarily resigned from his position and entered into an agreement with the Company, pursuant to which the Former CEO agreed to waive all payments under his Employment Agreement and all future claims against the Company. Under the agreement, for six months following his termination of active employment, the Former CEO will receive his regular monthly base salary and will remain eligible to participate in medical and dental plans similar to his current coverage level for a period of twelve months. The Former CEO will also receive a cash payment of $7,852 in lieu of shares of restricted stock of the Company that would otherwise vest on November 8, 2015. In addition, the Former CEO will retain certain other ancillary benefits for limited periods. The agreement includes customary confidentiality, non-solicitation, non-competition, non-disparagement and release provisions. As of March 31, 2015, the remaining obligation to the Former CEO of approximately $98,000 is reflected as an accrual in the condensed consolidated balance sheet.

Former CFO Agreement

On February 16, 2015, the Company entered into a settlement agreement and mutual release with the Company’s former Chief Financial Officer (“Former CFO”), James McKenna, in connection with a lawsuit filed by Mr. McKenna on August 26, 2014 in the U.S. District Court for the Southern District of New York against the Company and then-directors Frank LaGrange Johnson, Robert Garrett, John F. Chiste, Timothy Gordon and Owen P.J. King (the “SDNY Lawsuit”), alleging purported claims of retaliation for whistleblowing under the Dodd-Frank Act, breach of contract and breach of the covenant of good faith and fair dealing all as against the Company, and a single claim for tortious interference with contract as against the individual defendants. The complaint sought an unspecified amount of monetary consequential damages and punitive damages. Pursuant to the agreement, Mr. McKenna and the Company have agreed to settle and release all disputes or claims against the other party related to the SDNY Lawsuit and any such disputes or claims arising out of Mr. McKenna’s employment with the Company, without an admission of liability or wrongdoing. Under the Agreement, Mr. McKenna will receive a cash payment of $315,000, representing 18 months’ salary at the rate specified in Mr. McKenna’s Amended Employment Agreement, signed between the Company and Mr. McKenna and dated October 26, 2012. Mr. McKenna will also receive approximately $375,000 in legal fees, back pay, prior out-of-pocket benefits, taxes and penalties on Mr. McKenna’s 401(k) loan, and accrued paid time off, in addition to 35,000 restricted stock units vesting immediately. The Agreement includes customary non-disparagement and release provisions. As of March 31, 2015, the remaining obligation to the Former CFO of approximately $211,000 is reflected as an accrual in the condensed consolidated balance sheet.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8	RELATED PARTY TRANSACTIONS

New York Office Services Agreement

On February 1, 2014, the Company began leasing office space in New York, New York for its Chief Executive Officer at a rate of $2,500 per month from LaGrange Capital Administration, L.L.C. (“LCA”). Frank LaGrange Johnson, the Company’s former Chairman of the Board, serves as the Managing Member of LCA. This lease was month-to-month and was cancellable by either the Company or LCA at any time. Effective April 1, 2014, LCA increased the monthly rental charge (inclusive of rent, allocable share of office assistant, and equipment leases) from $2,500 to approximately $12,700 per month. On January 16, 2015, the Company provided notice to LCA that it was immediately terminating the New York Office Services Agreement. During the three and six months ended March 31, 2015, the Company recognized approximately $12,656 and $50,624, respectively, of rent expense related to the New York office. During the three and six months ended March 31, 2014, the Company recognized approximately $7,000 and $13,000, respectively, of rent expense related to the New York office.

Buying Agency and Supply Agreement

On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”). On March 13, 2014 and March 11, 2015, the Company entered into amendments to the Agreement with Forward China. The Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and pays a service fee to Forward China. The service fee is calculated at $100K monthly plus 4% of “Adjusted Gross Profit.” “Adjusted Gross Profit” is defined as the selling price less the cost from Forward China. The Agreement, as amended, terminates on September 11, 2015, subject to renewal. Terence Bernard Wise, a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, owns shares of the Company’s common stock. The Company recognized approximately $376,000 and $249,000, respectively, during the three months ended March 31, 2015 and 2014 and $773,000 and $544,000, respectively, during the six months ended March 31, 2015 and 2014 in service fees paid to Forward China, which are included as a component of costs of goods sold in continuing operations in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Investment Management Agreement

On April 16, 2013, the Company entered into an Investment Management Agreement (the “Investment Management Agreement”) with LCA, pursuant to which the Company retained LCA to manage certain investment accounts funded by the Company (collectively, the “Account”). Operations ceased just prior to December 31, 2014 and the Investment Management Agreement formally terminated effective February 1, 2015.

As compensation for its services to the Company, LCA was entitled to advisory fees, comprised of an asset-based fee and a performance fee, as provided in the Investment Management Agreement. The asset-based fee will equal 1% per annum of the average Account Net Asset Value (“Account NAV”). The performance fee was equal 20% of the increase (if any) in the Account NAV over an annual period. No performance fee was payable for any annual period in which the Account NAV at the end of such annual period was below the highest Account NAV at the end of any previous annual period. In addition to such advisory fees, the Company reimbursed LCA for certain investment and operational expenses. The Company didn’t recognize any advisory fee expense during the three and six months ended March 31, 2015, and recognized approximately $3,000 and $6,000, respectively, during the three and six months ended March 31, 2014, related to asset-based or performance fees which are included in continuing operations in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8	RELATED PARTY TRANSACTIONS (CONTINUED)

Investment Management Agreement (continued)

There were no new funds invested with LCA during the six months ended March 31, 2015 and 2014. During the three months ended March 31, 2015 and 2014, the Company purchased approximately $0 and $1,296,000, of marketable securities, respectively. During the six months ended March 31, 2015 and 2014, the Company purchased approximately $11,000 and $5,398,000 of marketable securities, respectively. During the three months ended March 31, 2015 and 2014, the Company sold approximately $0 and $1,282,000 of marketable securities, respectively. During the six months ended March 31, 2015 and 2014, the Company sold approximately $952,000 and $5,214,000 of marketable securities, respectively. As a result of these activities, the Company recognized net investment gains (losses) of approximately $0 and $41,000 during the three months ended March 31, 2015 and 2014, respectively, and ($110,000) and $(39,000) during the six months ended March 31, 2015 and 2014, respectively.

NOTE 9	LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of business. As of March 31, 2015, there were no other such actions or proceedings, either individually or in the aggregate, other than described below, that the Company believes would be material to its business, if decided adversely to its interests.

On July 15, 2014, Terence Bernard Wise, a director of the Company, filed a derivative complaint in Supreme Court of the State of New York, New York County, against then-directors (now former directors) Frank LaGrange Johnson, Robert Garrett, John F. Chiste, Timothy Gordon and Owen P.J. King, also naming the Company as a nominal defendant, alleging breaches of fiduciary duty and seeking declaratory and injunctive relief (both preliminary and final), including a temporary restraining order (“TRO”), preventing the Board of the Company from pursuing any extraordinary action that would alter the Company’s capital structure without shareholder approval. The court rejected Mr. Wise’s request for a TRO and Mr. Wise then withdrew his request for preliminary injunctive relief. Mr. Wise subsequently amended his complaint to add additional allegations of breach of fiduciary duties and allegations of breach of director duties under various provisions of New York’s Business Corporation Law. On April 13, 2015, upon motion submitted by the Company’s counsel and counsel to Mr. Wise, the First Department issued a stipulation and order of discontinuance with prejudice to dismiss this case.

On August 26, 2014, James McKenna, the Company’s former Chief Financial Officer, filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company and its then-directors (now former directors) Frank LaGrange Johnson, Robert Garrett John F. Chiste, Timothy Gordon and Owen P.J. King, asserting retaliation and whistleblowing claims under the Dodd-Frank Act, claims for breach of contract and breach of the covenant of good faith and fair dealing against the Company, and a single claim for tortious interference with contract against the individual defendants. The complaint sought an unspecified amount of monetary consequential damages and punitive damages. See Note 7 – Commitments and Contingencies – Former CFO Agreement for the details of the settlement agreement and mutual release.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The following discussion and analysis compares our consolidated results of operations for the three and six months ended March 31, 2015 (the “2015 Quarter” and “2015 Period”, respectively), with those for the three and six months ended March 31, 2014 (the “2014 Quarter” and “2014 Period”, respectively ). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Business Overview

Trends and Economic Environment

In June 2012, the Company made the strategic decision to focus solely on its core OEM business. Initially, we implemented several key restructuring measures in order to improve our operating performance and return the Company to profitability. These actions included replacing our legacy sourcing and quality assurance infrastructure with a variable lower cost solution through our use of an exclusive Asia-based sourcing agent (see Note 8 in our Notes to Condensed Consolidated Financial Statements) and rationalizing our fixed operating expenses, including office closures and headcount reductions. Our financial results for the 2015 Period and the 2014 Period, reflect the impact of these restructuring measures.

We remain challenged by a highly concentrated customer base and product offering, especially with respect to our Diabetic Products line, where we operate in a price sensitive environment in which we continue to experience volatility in demand and downward pricing pressure from our major Diabetic Products customers. We continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases through to customers. Our dedicated Asia-based sourcing agent has made meaningful progress in areas such as quality assurance and overall operational performance, which has better positioned us with our customers. However, there was no expansion of our supplier base during the 2015 Period and 2014 Period. As a result, our ability to effectively push back against such rising material costs may diminish.

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

Change of Directors and Officers

On December 30, 2014, the Company held its 2014 Annual Meeting primarily for the purpose of electing either a slate of directors proposed by the then-incumbent Board of Directors or a slate of directors proposed by Terence Bernard Wise, a director and significant shareholder in the Company at the time. At the 2014 Annual Meeting, the Company’s shareholders voted for the election of the slate of directors proposed by Mr. Wise, which resulted in the turnover of a majority of the Company’s directors. Following the 2014 Annual Meeting, (a) our incumbent President and Chief Executive Officer voluntarily resigned and we executed an agreement with him which superseded his employment agreement; (b) the new board appointed an Interim President; and (c) we entered into a settlement agreement and mutual release with the Company’s former Chief Financial Officer. In connection with the incumbent Chief Executive Officer’s departure, we cancelled the month-to-month New York Office Services Agreement at a savings of $12,700 per month and we cancelled the Investment Management Agreement.

The then-incumbent Board of Directors engaged professional services, including a proxy advisory solicitation service and supplementary legal representation, in order to facilitate the election of and promote its slate of director nominees. Such expenses, which were borne by the Company, significantly increased our 2015 first quarter expenses. In addition, the incumbent team was conducting an accelerated search process to identify attractive acquisition targets and the related financing to fund such acquisitions and the professional services associated with that effort also significantly increased our 2015 first quarter expenses.

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

RESULTS OF OPERATIONS FOR THE 2015 QUARTER COMPARED TO THE 2014 QUARTER

Loss from Continuing Operations

Loss from continuing operations in the 2015 Quarter was $0.7 million compared to a loss of $0.3 million in the 2014 Quarter. The 2015 Quarter loss is primarily due to an increase in general and administrative expenses, primarily due to costs associated with litigation costs, settlements with the former CFO and CEO, and, to a lesser extent, a decline in gross profit driven by rising product costs and competitive pricing.

	Main Components of Loss from Continuing Operations
		(thousands of dollars)
	2015	2014
	Quarter	Quarter	Increase (Decrease)
Net sales	$7,247	$6,700	$547
Gross profit	1,352	1,404	(52)
Sales and marketing expenses	696	725	(29)
General and administrative expenses	1,337	812	525
Other expense, net	7	149	(142)
Loss from continuing operations	$(688)	$(282)	$(406)

Loss from continuing operations attributable to common shareholders per basic and diluted share was $0.08 and $0.04 for the 2015 Quarter and 2014 Quarter, respectively.

Net Sales

Net sales in the 2015 Quarter increased $0.5 million, or 7%, to $7.2 million from $6.7 million in the 2014 Quarter primarily due to higher sales of Other Products and to a lesser extent Diabetic Products. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated:

	Net Sales for 2015 Quarter
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$2.2	$1.6	$2.1	$5.9
Other products	0.4	0.6	0.4	1.4
Total net sales	$2.5	$2.2	$2.5	$7.2

	Net Sales for 2014 Quarter
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$2.4	$1.4	$2.0	$5.8
Other products	0.3	0.5	0.2	0.9
Total net sales	$2.7	$1.9	$2.2	$6.7

*Tables may not total due to rounding.

Diabetic Product Sales

We design to the order of, and sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through its retail distribution channels.

Sales of Diabetic Products increased $0.1 million to $5.9 million in the 2015 Quarter, from $5.8 million in the 2014 Quarter. This increase was primarily due to higher sales of legacy programs with 3 of our largest Diabetic Products’ customers (Diabetic customers B, C, and D). The increase was offset, in part, by a decline in sales to a major Diabetic Products' customer (Diabetic customer A) and our other Diabetic Products’ customers.

The following table sets forth our sales by Diabetic Products’ customers for the periods indicated:

	(millions of dollars)
	2015	2014	Increase
	Quarter	Quarter	(Decrease)
Diabetic Customer A	$2.0	$2.3	$(0.3)
Diabetic Customer B	0.9	0.8	0.1
Diabetic Customer C	1.9	1.6	0.3
Diabetic Customer D	1.0	0.8	0.2
All other Diabetic Customers	0.0	0.3	(0.3)
Totals*	$5.9	$5.8	$0.1

*Tables may not total due to rounding.

Sales of Diabetic Products represented 82% of our total net sales in the 2015 Quarter compared to 86% of our total net sales in the 2014 Quarter.

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

Sales of Other Products increased approximately $0.5 million to $1.4 million in the 2015 Quarter from approximately $0.9 million in the 2014 Quarter. The increase was primarily due to a rise in sales to two customers, a barcode scanner customer accounted for $0.2 million and an electronics device customer accounted for $0.2 million. Lesser fluctuations in several other customer accounts between 2015 Quarter and 2014 Quarter were not individually material.

Sales of Other Products represented 18% of our net sales in the 2015 Quarter compared to 14% of our total net sales in the 2014 Quarter.

Gross Profit

Gross profit decreased less than $0.1 million, or 4%, to $1.4 million in the 2015 Quarter from $1.4 million in the 2014 Quarter. As a percentage of sales, our gross profit declined to 19% in the 2015 Quarter, compared to 21% in the 2014 Quarter.

The gross profit decrease was driven primarily by a year over year decline in sales margins. In the 2015 Quarter, sales in Europe grew 16% to $2.5 million and sales in the Americas’ grew 19% to $2.2 million. However, Asia-Pacific sales decreased 5% to $2.7 million. The deterioration in gross profit is mostly due to competitive pricing and rising product costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased $29 thousand, or 4%, to $696 thousand in the 2015 Quarter compared to $725 thousand in the 2014 Quarter, primarily due to reduced spending on office supplies and computer expenses. A sales office in California was closed for restructuring purposes which also provided for savings to a lesser extent. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 65%, to $1.3 million in the 2015 Quarter from $0.8 million in the 2014 Quarter, due primarily to the following:

  $0.4 million increase in professional fees (primarily attorney’s fees) related to the legal support and representation surrounding employment litigation and other legal matters;

  $0.3 million related to the accrual for employment settlements with the separations of the former CFO and CEO; and

  offset in part by a reduction of Share-Based Compensation expense of $0.1 million and a reduction of salaries and wages of $0.1 million.

Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Expense

Other expense, net, consisting primarily of realized and unrealized losses on investments in marketable securities and the change in the fair market value of warrant liabilities, was $7 thousand in the 2015 Quarter compared to $149 thousand in the 2014 Quarter.

RESULTS OF OPERATIONS FOR THE 2015 PERIOD COMPARED TO THE 2014 PERIOD

(Loss) Income from Continuing Operations

Loss from continuing operations in the 2015 Period was $2.4 million compared to income of $65 thousand in the 2014 Period. The 2015 Period loss is primarily due to an increase in general and administrative expenses, primarily due to costs associated with the proxy contest, litigation costs, settlements with the former CFO and CEO, and, to a lesser extent, a decline in gross profit driven by rising product costs and competitive pricing.

	Main Components of (Loss) Income from Continuing Operations
	(thousands of dollars)
	2015	2014
	Period	Period	Increase (Decrease)
Net sales	$15,191	$15,115	$76
Gross profit	2,914	3,249	(335)
Sales and marketing expenses	1,378	1,342	36
General and administrative expenses	3,808	1,668	2,140
Other expense, net	117	174	(57)
(Loss) income from continuing operations	$(2,389)	$65	$(2,454)

Loss from continuing operations attributable to common shareholders per basic and diluted share was $0.34 and $0.01 for the 2015 Period and 2014 Period, respectively.

Net Sales

Net sales in the 2015 Period increased $0.1 million, or 1%, to $15.2 million from $15.1 million in the 2014 Period primarily due to higher sales of Diabetic Products, which was offset, in part, by lower sales of Other Products. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated:

	Net Sales for 2015 Period
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$5.1	$3.0	$4.7	$12.7
Other products	0.7	1.2	0.6	$2.5
Total net sales	$5.8	$4.2	$5.2	$15.2

	Net Sales for 2014 Period
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$5.0	$3.1	$4.1	$12.2
Other products	1.0	1.2	0.7	2.9
Total net sales	$6.0	$4.4	$4.8	$15.1

*Tables may not total due to rounding.

Diabetic Product Sales

We design to the order of, and sell carrying cases for blood glucose diagnostic kits directly to, OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sell them through their retail distribution channels.

Sales of Diabetic products increased $0.5 million, to $12.7 million in the 2015 Period, from $12.2 million in the 2014 Period. This increase was primarily due to higher sales of legacy programs to 3 major diabetic customers (Diabetic Customer A, Diabetic Customer C, and Diabetic Customer D). The increase was offset, in part, by a decline in sales of legacy programs to a major Diabetic Products’ customer (Diabetic customer B) and our other Diabetic Products’ customers.

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

	(millions of dollars)
	2015	2014	Increase
	Period	Period	(Decrease)
Diabetic Customer A	$4.8	$4.6	$0.2
Diabetic Customer B	1.7	2.0	(0.3)
Diabetic Customer C	3.9	3.1	0.8
Diabetic Customer D	2.3	2.0	0.3
All other Diabetic Customers	0.1	0.5	(0.4)
Totals*	$12.7	$12.2	$0.5

*Tables may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 84% and 81% of our total net sales in the 2015 Period and 2014 Period, respectively.

Other Product Sales

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as smartphones, tablets, GPS devices, and bar code scanners), as well as a variety of other products (such as firearms, sporting, and other recreational products) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of Other Products decreased approximately $0.4 million to $2.5 million in the 2015 Period from $2.9 million in the 2014 Period. This decrease was primarily due to a $0.3 million decline in sales to a GPS customer, which contributed $0.2 million to net sales in the 2015 Period. In addition, a $0.2 million decline in sales to both a recreational products customer and a camera customer, which contributed $0.2 million and $0.3 million, respectively, to net sales in the 2015 Period, also contributed to the decrease in Other Products sales. These declines were offset, in part, by an increase in sales to an electronics devices customer of $0.3 million, which contributed $0.3 million to net sales in the 2015 Period. Lesser fluctuations in several other customer accounts between 2015 Period and 2014 Period were not individually material.

Sales of Other Products represented 16% and 19% of our net sales in the 2015 Period and 2014 Period, respectively.

Gross Profit

Gross profit decreased $0.3 million, or 10%, to $2.9 million in the 2015 Period from $3.2 million in the 2014 Period. As a percentage of sales, our gross profit declined to 19% in the 2015 Period, compared to 21% in the 2014 Period.

The gross profit decrease was driven primarily by a year over year decline in sales margins. In the 2015 Period, sales in Europe grew 9% to $5.2 million. However, Americas’ sales decreased 5% to $5.8 million and Asia-Pacific sales decreased 4% to $4.2 million. The deterioration in gross profit is mostly due to competitive pricing and rising product costs.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.1 million, or 3%, to $1.4 million in the 2015 Period compared to $1.3 million in the 2014 Period. This increase was primarily due to higher personnel costs, and higher travel and entertainment costs. Personnel costs increased $20 thousand, or 2%, in the 2015 Period primarily as a result of the accrual for severance packages for the individuals affected by the reduction in workforce. Travel and entertainment expenses increased $20 thousand, or 13%, in the 2015 Period primarily due to increased intercontinental travel for sales support and development. Increases in other components of “Sales and Marketing Expenses” were not material, individually, or in the aggregate.

General and Administrative Expenses

General and administrative expenses increased $2.1 million, or 128% to $3.8 million in the 2015 Period from $1.7 million in the 2014 Period due primarily to the following:

  $1.4 million increase in professional fees (primarily attorney’s fees) related to the legal support and representation surrounding the proxy defense, employment litigation and other legal matters;

  $0.9 million related to the employment settlements with the separations of the former CFO and CEO; and

  offset in part by a reduction of Share-Based Compensation expense of $0.1 million and a reduction of salaries and wages of $0.2 million.

Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Expense

Other expense, net, consisting primarily of realized and unrealized losses on investments in marketable securities and the change in the fair market value of warrant liabilities, was $117 thousand in the 2015 Period compared to $174 thousand in the 2014 Period.

RESULTS OF DISCONTINUED OPERATIONS FOR THE 2015 PERIOD COMPARED TO THE 2014 PERIOD

Income from discontinued operations was $199 thousand in the 2015 Period compared to a loss of $14 thousand in the 2014 Period. In the 2015 Period, we assigned our rights to a judgment against G-Form for a cash payment of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary potential sources of liquidity are our operations and financing activities. The primary go forward demands on our working capital should be: i) operating losses, should they occur, and ii) accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements.

However, in the near term, we anticipate having to fund approximately $0.3 million of remaining severance and related benefits to our former CEO and former CFO.

At March 31, 2015, our current ratio (current assets divided by current liabilities) was 2.4; our quick ratio (current assets less inventories divided by current liabilities) was 1.9; and our working capital (current assets less current liabilities) was $6.5 million. As of such date, we had no short or long-term debt outstanding.

During the six months ended March 31, 2015 and 2014, our sources and use of cash were as follows:

Cash Flows from Operating Activities

During the 2015 Period, we used $3.4 million of cash from operations, which is derived from a net loss of $2.2 million, offset by $0.1 million for non-cash credits, plus net cash used in working capital items of $1.3 million. Cash used for working capital items consisted primarily of pay downs of accounts payable, accrued expenses and other current liabilities (including due to Forward China) of $1.8 million, partially offset by an increase in accounts receivable of $0.5 million.

During the 2014 Period, we used $0.3 million of cash in operations, which consisted of net income of $50 thousand, supplemented by $0.3 million of non-cash credits (primarily change in the fair value of the warrant liability and share based compensation), and a net use of cash for working capital items of $0.6 million. Cash used for working capital items consisted of a pay down of accounts payable of $0.4 million, plus increases in accounts receivable and inventories of $0.2 million and $60 thousand, respectively.

Cash Flows from Investing Activities

In the 2015 Period, net cash provided by investing activities was $0.9 million, which was primarily related to the liquidation of marketable equity securities due to the cancellation of the Investment Management Agreement.

In the 2014 Period, net investing activities used $0.2 million, which primarily consisted of $5.4 million used for purchases of marketable equity securities and $5.2 million generated from sales of marketable equity securities.

Cash Flows from Financing Activities

In the 2015 Period, net financing activities used $1.3 million, which primarily consisted of $1.3 million used to fully redeem the 6% Senior Convertible Preferred Stock.

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

Changes in Internal Control

Our management, with the participation of our Principal Executive and Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the 2015 Period. Based on that evaluation, our Principal Executive and Financial Officer concluded that there were no changes in our internal control over financial reporting during the 2015 Period.

Limitations of the Effectiveness of Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II.         OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

From time to time, we may become a party to legal actions or proceedings in the ordinary course of business. As of March 31, 2015, there were no other such actions or proceedings, either individually or in the aggregate, other than described below, that we believe would be material to our business, if decided adversely to our interests.

On July 15, 2014, Terence Bernard Wise, one of our directors, filed a derivative complaint in Supreme Court of the State of New York, New York County, against then-directors (now former directors) Frank LaGrange Johnson, Robert Garrett, John F. Chiste, Timothy Gordon and Owen P.J. King, also naming us as a nominal defendant, alleging breaches of fiduciary duty and seeking declaratory and injunctive relief (both preliminary and final), including a temporary restraining order ("TRO"), preventing our now-former Board from pursuing any extraordinary action that would alter our capital structure without shareholder approval. The court rejected Mr. Wise's request for a TRO and Mr. Wise then withdrew his request for preliminary injunctive relief. Mr. Wise subsequently amended his complaint to add additional allegations of breach of fiduciary duties and allegations of breach of director duties under various provisions of New York’s Business Corporation Law. On April 13, 2015, upon motion submitted by our counsel and counsel to Mr. Wise, the First Department issued a stipulation and order of discontinuance with prejudice to dismiss this case.

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

On February 16, 2015, we entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Mr. McKenna in connection with this lawsuit. Pursuant to the Settlement Agreement, we agreed with Mr. McKenna to settle and release all disputes or claims against each other related to the lawsuit and any such disputes or claims arising out of Mr. McKenna’s employment with us, without an admission of liability or wrongdoing. Under the Settlement Agreement, Mr. McKenna received a cash payment of $315,000, representing 18 months' salary at the rate specified in Mr. McKenna’s Amended Employment Agreement, signed between us and Mr. McKenna and dated October 26, 2012. Mr. McKenna also received approximately $375,000 in legal fees, back pay, prior out-of-pocket benefits, taxes and penalties on his 401(k) loan, and accrued paid time off, in addition to 35,000 restricted stock units vesting immediately. The Settlement Agreement includes customary non-disparagement and release provisions.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of equity securities

None.

Purchases of equity securities

None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.            OTHER INFORMATION

Not Applicable.

ITEM 6.            EXHIBITS

10.		Material Contracts

	10.1**	Settlement Agreement, dated as of February 14, 2015, by and between Forward Industries, Inc. and James O. McKenna.

10.2**

Amendment No. 2 to Amended and Restated Buying Agency and Supply Agreement, between Forward Industries, Inc. and Forward Industries (Asia-Pacific) Corporation (f/k/a Seaton Global Corporation), dated as of February 17, 2015.

10.3

Employment Agreement, effective as of January 20, 2015, by and between Forward Industries, Inc. and Michael Luetkemeyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report, Form 8-K as filed with the Commission on March 17, 2015).

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

Dated:  May 14, 2015

FORWARD INDUSTRIES, INC. (Registrant)

By: /s/ Michael Luetkemeyer Michael Luetkemeyer Interim President
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

10.		Material Contracts

	10.1**	Settlement Agreement, dated as of February 14, 2015, by and between Forward Industries, Inc. and James O. McKenna.

10.2**

Amendment No. 2 to Amended and Restated Buying Agency and Supply Agreement, between Forward Industries, Inc. and Forward Industries (Asia-Pacific) Corporation (f/k/a Seaton Global Corporation), dated as of February 17, 2015.

10.3

Employment Agreement, effective as of January 20, 2015, by and between Forward Industries, Inc. and Michael Luetkemeyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report, Form 8-K as filed with the Commission on March 17, 2015).

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