Form 10-Q
period 2015-06-30
FORWARD INDUSTRIES INC
filed 2015-08-11
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on August 7, 2015, which is the latest practical date prior to the filing of this report, was  8,641,755 shares.

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
“common stock” refers to the common stock, $0.01 par value per share, of Forward Industries, Inc.;
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

Part I. Financial Information

Item 1. Financial Statements

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,287,166	$6,477,132
Marketable securities	-	1,051,230
Accounts receivable	5,327,398	6,124,871
Inventories	2,883,835	2,374,837
Prepaid expenses and other current assets	369,210	401,549
Total current assets	12,867,609	16,429,619
Property and equipment, net	90,284	98,990
Other assets	40,962	40,962
Total assets	$12,998,855	$16,569,571
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,365,977	$1,218,541
Due to Forward China	4,506,660	5,215,768
Total current liabilities	5,872,637	6,434,309
Other liabilities	119,231	115,202
Total liabilities	5,991,868	6,549,511
6% Senior Convertible Preferred Stock, par value $0.01 per share; 1,500,000 shares authorized; 851,154 shares available; 0 and 648,846 shares issued and outstanding; aggregate liquidation value of $0 and $1,275,000; as of June 30, 2015 and September 30, 2014, respectively	-	833,365

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized; 2,400,000 undesignated at June 30, 2015 and September 30, 2014
Series A Participating Preferred stock, par value $0.01; 100,000 shares authorized; no shares issued and outstanding	-	-

Common stock, par value $0.01 per share; 40,000,000 shares authorized; 8,606,755 and 9,159,796 shares issued; 8,606,755 and 8,453,386 shares outstanding; at June 30, 2015 and September 30, 2014, respectively	86,068	91,598
Additional paid-in capital	17,483,710	18,747,371
Treasury stock, 0 and 706,410 shares at cost at June 30, 2015 and September 30, 2014, respectively	-	(1,260,057)
Accumulated deficit	(10,541,765)	(8,371,806)
Accumulated other comprehensive loss	(21,026)	(20,411)
Total shareholders’ equity	7,006,987	9,186,695
Total liabilities and shareholders’ equity	$12,998,855	$16,569,571

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net sales	$7,230,953	$9,065,568	$22,422,152	$24,180,926
Cost of goods sold	5,883,174	7,399,430	18,160,131	19,265,957
Gross profit	1,347,779	1,666,138	4,262,021	4,914,969

Operating expenses:
Sales and marketing	497,961	708,793	1,876,046	2,050,740
General and administrative	355,661	925,659	4,163,344	2,594,382
Total operating expenses	853,622	1,634,452	6,039,390	4,645,122
Income (loss) from operations	494,157	31,686	(1,777,369)	269,847

Other (income) expense:
Interest income	-	(8,037)	(3,022)	(25,767)
(Gain) loss on marketable securities, net	-	(8,904)	110,001	30,528
Loss on change in fair value of warrant liability	-	-	-	136,258
Other (income) expense, net	(953)	7,401	8,994	23,403
Total other (income) expense, net	(953)	(9,540)	115,973	164,422

Income (loss) from continuing operations	495,110	41,226	(1,893,342)	105,425
Income (loss) from discontinued operations, net	-	(21,317)	198,963	(35,103)
Net income (loss)	495,110	19,909	(1,694,379)	70,322
Preferred stock dividends and accretion	-	(48,100)	(475,580)	(144,571)
Net income (loss) applicable to common equity	$495,110	$(28,191)	$(2,169,959)	$(74,249)

Net income (loss)	$495,110	$19,909	$(1,694,379)	$70,322
Other comprehensive income (loss):
Translation adjustments	1,091	111	(615)	1,144
Comprehensive income (loss)	$496,201	$20,020	$(1,694,994)	$71,466

Net income (loss) per basic common share:
Income (loss) from continuing operations	$0.06	$(0.00)	$(0.28)	$(0.01)
Income (loss) from discontinued operations	0.00	(0.00)	0.02	(0.00)
Net income (loss) per basic common share	$0.06	$(0.00)	$(0.26)	$(0.01)

Net income (loss) per diluted common share:
Income (loss) from continuing operations	$0.06	$(0.00)	$(0.28)	$(0.01)
Income (loss) from discontinued operations	0.00	(0.00)	0.02	(0.00)
Net income (loss) per diluted common share	$0.06	$(0.00)	$(0.26)	$(0.01)

Weighted average number of common and common equivalent shares outstanding:

Basic	8,364,247	8,195,808	8,329,950	8,183,933
Diluted	8,373,336	8,195,808	8,329,950	8,183,933

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
Cash Flows From Operating Activities:	2015	2014

Net (loss) income	$(1,694,379)	$70,322
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Realized and unrealized loss on marketable securities	110,001	30,528
Share-based compensation	3,065	203,110
Depreciation and amortization	41,894	48,235
Change in fair value of warrant liability	-	136,258
Deferred rent	4,029	(19,369)
Changes in operating assets and liabilities:
Accounts receivable	797,473	(1,084,680)
Inventories	(508,998)	(345,977)
Prepaid expenses and other current assets	32,339	(88,834)
Accounts payable, due to Forward China, accrued expenses and other current liabilities	(562,287)	1,726,936
Net cash (used in) provided by operating activities	(1,776,863)	676,529

Cash Flows From Investing Activities:
Proceeds from sales of marketable securities	952,127	5,563,050
Purchases of marketable securities	(10,898)	(5,769,609)
Purchases of property and equipment	(33,188)	(16,048)
Net cash provided by (used in) investing activities	908,041	(222,607)

Cash Flows From Financing Activities:
Redemption of 6% Senior Convertible Preferred Stock	(1,287,737)	-
Dividends paid	(21,208)	(57,217)
Restricted stock repurchased and retired	(12,199)	-
Net cash used in financing activities	(1,321,144)	(57,217)

Net (decrease) increase in cash and cash equivalents	(2,189,966)	396,705
Cash and cash equivalents at beginning of period	6,477,132	6,616,995

Cash and cash equivalents at end of period	$4,287,166	$7,013,700

Supplemental Disclosure of Cash Flow Information:
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock accretion	$454,372	$87,354
Retirement of treasury stock	$1,260,057	$-
Reclassification of warrant liability, net	$-	$599,929

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

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending September 30, 2015. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and with the disclosures and risk factors presented herein and therein, respectively. The September 30, 2014 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

Income Taxes

The Company accounts for its income taxes in accordance with U.S. GAAP, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. As of June 30, 2015, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision was offset by an equal and opposite change to the valuation allowance.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was further amended in July 2015 and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of ASU 2015-11 on its consolidated financial statements.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$-	$-	$-	$-
Gross loss	-	-	-	(9,700)
Operating expenses	-	(21,317)	(1,082)	(25,403)
Other income	-	-	200,045	-
Income (loss) from discontinued operations, net	$-	$(21,317)	$198,963	$(35,103)

The Company had $280,000 of accounts receivable relating to overdue payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release. Due to the age of the accounts receivable and G-Form’s non-responsiveness to the Company’s communication related to the matter, the Company established a full reserve for this receivable as of September 30, 2014. In December 2014, the Company recovered $200,000 from a third party, which was recognized as other income during the nine months ended June 30, 2015.

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

Dividends on the Convertible Preferred Stock totaled approximately $0 and $19,000 for each of the three months ended June 30, 2015 and 2014, respectively, and totaled approximately $21,000 and $57,000 for the nine months ended June 30, 2015 and 2014, respectively. These dividends, in addition to the accretion, totaled approximately $0 and $48,000 for the three months ended June 30, 2015 and 2014, respectively, and $476,000 and $145,000 for the nine months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and September 30, 2014, the carrying value of the Convertible Preferred Stock was $0 and approximately $833,000, respectively, and is included on the Company’s condensed consolidated balance sheets as temporary equity.

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, through June 30, 2015, the Company repurchased an aggregate of 223,614 shares at a cost of approximately $485,000. In November 2014, the Company repurchased and retired an aggregate of 10,340 shares of its outstanding restricted common stock at a cost of approximately $12,000, in connection with the vesting of employee restricted stock awards, wherein certain employees surrendered a portion of their award in order to fund certain tax withholding obligations.

Retirement of Treasury Stock

On December 5, 2014, the Board of Directors approved the retirement of 706,410 shares of existing treasury stock.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4	SHAREHOLDERS’ EQUITY (CONTINUED)

Changes in Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended June 30, 2015 are summarized below:

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance - September 30, 2014	9,159,796	$91,598	$18,747,371	706,410	$(1,260,057)	$(8,371,806)	$(20,411)	$9,186,695
Restricted stock award issuances	290,000	2,900	(2,900)	-	-	-	-	-
Restricted stock award forfeitures	(126,291)	(1,263)	1,263	-	-	-	-	-
Restricted stock repurchased and retired	(10,340)	(103)	(12,096)	-	-	-	-	(12,199)
Treasury stock retired	(706,410)	(7,064)	(1,252,993)	(706,410)	1,260,057	-	-	-
Share-based compensation	-	-	3,065	-	-	-	-	3,065
Preferred stock dividends	-	-	-	-	-	(21,208)	-	(21,208)
Preferred stock accretion	-	-	-	-	-	(454,372)	-	(454,372)
Foreign currency translation	-	-	-	-	-	-	(615)	(615)
Net loss	-	-	-	-	-	(1,694,379)	-	(1,694,379)
Balance - June 30, 2015	8,606,755	$86,068	$17,483,710	-	$-	$(10,541,765)	$(21,026)	$7,006,987

NOTE 5	SHARE-BASED COMPENSATION

Stock Option Awards

Effective January 15, 2015, in connection with the Company’s former Chief Executive Officer’s voluntary termination, previously outstanding unvested stock options to purchase an aggregate of 83,334 shares of common stock at exercise prices ranging from $1.59 to $5.31 per share that would have been forfeited pursuant to their original terms were modified such that the options vested on January 28, 2015. In connection with the “improbable to probable” modification, the Company recorded a credit of approximately $0 and $(31,000) during the three and nine months ended June 30, 2015, respectively. See Note 7 for additional details in connection with the termination.

On June 25, 2015, the Company granted a ten-year incentive stock option to purchase 50,000 shares of common stock at an exercise price of $0.64 per share to an executive of the Company, pursuant to the 2011 Plan. The option vests as follows: 15,000 shares on the date of grant, 15,000 shares on the two year anniversary of the date of grant and 20,000 shares on the three year anniversary of the date of grant. The option had a grant date value of $19,000.

The fair value of each stock option on the date of grant was estimated using the Black-Scholes option-pricing formula applying the following assumptions:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Risk free interest rate	1.92%	n/a	1.92%	1.86%
Expected term (years)	5.90	n/a	5.90	6.00
Expected volatility	64.4%	n/a	64.4%	63.2%
Expected dividends	0%	n/a	0%	0%
Estimated annual forfeiture rate	10%	n/a	10%	10%

During the three and nine months ended June 30, 2015, the Company granted 50,000 stock options at a weighted average grant date fair value of $0.38 per share. There were no options granted during the three months ended June 30, 2014. During the nine months ended June 30, 2014, the Company granted 32,500 stock options at a weighted average grant date fair value of $0.90 per share.

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

The Company recognized compensation expense of approximately $1,000 and $13,000 in continuing operations for stock option awards in its condensed consolidated statements of operations and comprehensive (loss) income for the three months ended June 30, 2015 and 2014, respectively, and $(36,000) and $79,000 for the nine months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was approximately $24,000 of total unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over the remainder of the weighted average vesting period of 1.5 years.

The following table summarizes stock option activity during the nine months ended June 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2014	778,500	$3.12
Granted	50,000	0.64
Exercised	-	-
Forfeited	(550,000)	3.17
Outstanding, June 30, 2015	278,500	$2.59	5.5	$2,500

Exercisable, June 30, 2015	234,875	$2.84	4.8	$750

The table below provides additional information regarding stock option awards that were outstanding and exercisable at June 30, 2015:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.64 to $1.99	$1.03	90,000	$1.28	6.7	55,000
$2.00 to $2.99	2.46	96,000	2.46	4.1	95,500
$3.00 to $3.99	3.74	72,500	3.74	5.6	64,375
$4.00 to $6.02	6.02	20,000	6.02	0.8	20,000
		278,500		4.8	234,875

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

On February 23, 2015, the Company granted an aggregate of 210,000 shares of restricted stock, of which 175,000 shares went to current directors and 35,000 went to a former officer (see Note 7 – Commitments and Contingencies – Former CFO Agreement) of the Company, of which 140,000 shares and 70,000 shares were pursuant to the 2007 Plan and 2011 Plan, respectively. The shares vest as follows: (i) 35,000 shares vest immediately, and (ii) 175,000 shares vest on the one-year anniversary from the date of grant. The aggregate grant date value of $193,200 will be recognized proportionate to the vesting period.

On June 25, 2015, the Company granted 50,000 shares of restricted stock to an executive of the Company, pursuant to the 2011 Plan. The shares vest as follows: 15,000 shares on the date of grant, 15,000 shares on the two year anniversary of the date of grant and 20,000 shares on the three year anniversary of the date of grant. The grant date value of $32,000 will be recognized proportionate to the vesting period.

The Company recognized compensation expense of approximately $42,000 and $62,000 in continuing operations for restricted stock awards in its condensed consolidated statements of operations and comprehensive (loss) income for the three months ended June 30, 2015 and 2014, respectively, and $39,000 and $124,000 for the nine months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was approximately $143,000 of unrecognized compensation cost related to shares of unvested restricted stock, which is expected to be recognized over the remainder of the weighted average vesting period of 0.9 years.

The following table summarizes restricted stock activity during the nine months ended June 30, 2015:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, September 30, 2014	257,581	$1.32	$340,044
Granted	290,000	0.90	260,000
Vested	(192,958)	1.21	(234,281)
Forfeited	(126,291)	1.26	(159,398)
Non-vested, June 30, 2015	228,332	$0.90	$206,365

NOTE 6	INCOME (LOSS) PER SHARE

Basic income (loss) per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted income (loss) per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of (a) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method, (b) shares that would be issued upon the conversion of convertible preferred stock and (c) shares of non-vested restricted stock. Net income (loss) from continuing operations per basic and diluted share for the three and nine months ended June 30, 2015 and 2014 is net of preferred stock cash dividends and accretion.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6	INCOME (LOSS) PER SHARE (CONTINUED)

For the three and nine months ended June 30, 2014, the Company did not have any effects of dilutive securities. For the three and nine months ended June 30, 2015, the Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	June 30, 2015	June 30, 2015
Numerator:
Net income (loss) applicable to common equity (numerator for basic and diluted earnings per share)	$495,110	$(2,169,959)

Weighted average shares outstanding (denominator for basic earnings per share)	8,364,247	8,329,950

Effective of dilutive securities
Assumed exercise of stock options, treasury stock method	-	-
Assumed exercise of warrants, treasury stock method	-	-
Assumed vesting of restricted stock, treasury stock method	9,089	-
Dilutive potential common shares	9,089	-
Denominator for diluted earnings per share - weighted average shares and assumed potential common shares	8,373,336	8,329,950
Earnings (loss) per share, diluted	$0.06	$(0.26)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Options	278,500	901,000	278,500	901,000
Warrants	723,846	723,846	723,846	723,846
Convertible preferred stock	-	648,846	-	648,846
Non-vested restricted stock	176,666	327,581	228,332	327,581
Total potentially dilutive shares	1,179,012	2,601,273	1,230,678	2,601,273

NOTE 7	COMMITMENTS AND CONTINGENCIES

Former CEO Agreement

Effective January 15, 2015, the Company’s Chief Executive Officer (“Former CEO”) voluntarily resigned from his position and entered into an agreement with the Company, pursuant to which the Former CEO agreed to waive all payments under his Employment Agreement and all future claims against the Company. Under the agreement, for six months following his termination of active employment, the Former CEO will receive his regular monthly base salary and will remain eligible to participate in medical and dental plans similar to his current coverage level for a period of twelve months. The Former CEO will also receive a cash payment of $7,852 in lieu of shares of restricted stock of the Company that would otherwise vest on November 8, 2015. In addition, the Former CEO will retain certain other ancillary benefits for limited periods. The agreement includes customary confidentiality, non-solicitation, non-competition, non-disparagement and release provisions. As of June 30, 2015, the remaining obligation to the Former CEO of approximately $16,000 is reflected as an accrual in the condensed consolidated balance sheet.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Former CFO Agreement

On February 16, 2015, the Company entered into a settlement agreement and mutual release with the Company’s former Chief Financial Officer (“Former CFO”), James McKenna, in connection with a lawsuit filed by Mr. McKenna on August 26, 2014 in the U.S. District Court for the Southern District of New York against the Company and then-directors Frank LaGrange Johnson, Robert Garrett, John F. Chiste, Timothy Gordon and Owen P.J. King (the “SDNY Lawsuit”), alleging purported claims of retaliation for whistleblowing under the Dodd-Frank Act, breach of contract and breach of the covenant of good faith and fair dealing all as against the Company, and a single claim for tortious interference with contract as against the individual defendants. The complaint sought an unspecified amount of monetary consequential damages and punitive damages. Pursuant to the agreement, Mr. McKenna and the Company have agreed to settle and release all disputes or claims against the other party related to the SDNY Lawsuit and any such disputes or claims arising out of Mr. McKenna’s employment with the Company, without an admission of liability or wrongdoing. Under the Agreement, Mr. McKenna will receive a cash payment of $315,000, representing 18 months’ salary at the rate specified in Mr. McKenna’s Amended Employment Agreement, signed between the Company and Mr. McKenna and dated October 26, 2012. Mr. McKenna will also receive approximately $375,000 in legal fees, back pay, prior out-of-pocket benefits, taxes and penalties on Mr. McKenna’s 401(k) loan, and accrued paid time off, in addition to 35,000 restricted stock units vesting immediately. The Agreement includes customary non-disparagement and release provisions. As of June 30, 2015, the remaining obligation to the Former CFO of approximately $150,000 is reflected as an accrual in the condensed consolidated balance sheet.

On June 26, 2015, the Company entered into a Claim Release between Forward Industries, Inc. and Zurich American Insurance Company (the “release”) for the claim made under an Employment Practices Liability Policy related to the settlement agreement noted above. Under the release, the Zurich American reimbursed the company for a total of $425,000 which represents a portion of the settlement amounts set forth in the settlement agreement with the company’s former Chief Financial Officer, James McKenna. Pursuant to the release, the Company agreed to fully release and forever discharge Zurich American from any and all charges hereafter that may arise out of the SDNY lawsuit. As of June 30, 2015, the reimbursement amount of $425,000 was recorded in general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.

NOTE 8	RELATED PARTY TRANSACTIONS

New York Office Services Agreement

On February 1, 2014, the Company began leasing office space in New York, New York for its Chief Executive Officer at a rate of $2,500 per month from LaGrange Capital Administration, L.L.C. (“LCA”). Frank LaGrange Johnson, the Company’s former Chairman of the Board, serves as the Managing Member of LCA. This lease was month-to-month and was cancellable by either the Company or LCA at any time. Effective April 1, 2014, LCA increased the monthly rental charge (inclusive of rent, allocable share of office assistant, and equipment leases) from $2,500 to approximately $12,700 per month. On January 16, 2015, the Company provided notice to LCA that it was immediately terminating the New York Office Services Agreement. During the three and nine months ended June 30, 2015, the Company recognized approximately $0 and $51,000 respectively, of rent expense related to the New York office. During the three and nine months ended June 30, 2014, the Company recognized approximately $38,000 and $43,000, respectively, of rent expense related to the New York office.

Buying Agency and Supply Agreement

On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”). On March 13, 2014 and March 11, 2015, the Company entered into amendments to the Agreement with Forward China. The Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region.  The Company purchases products at Forward China’s cost and pays a service fee to Forward China. The service fee is calculated at $100,000 monthly plus 4% of “Adjusted Gross Profit.” “Adjusted Gross Profit” is defined as the selling price less the cost from Forward China. The Agreement, as amended, terminates on September 11, 2015. The Company is currently in discussions to agree a renewal of the Agreement and is working to complete these discussions with Forward China prior to the expiration of the Agreement.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8	RELATED PARTY TRANSACTIONS (CONTINUED)

Terence Bernard Wise, a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, owns shares of the Company’s common stock. The Company recognized approximately $371,000 and $387,000, respectively, during the three months ended June 30, 2015 and 2014 and $1,144,000 and $930,000, respectively, during the nine months ended June 30, 2015 and 2014 in service fees paid to Forward China, which are included as a component of costs of goods sold in continuing operations in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

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

As compensation for its services to the Company, LCA was entitled to advisory fees, comprised of an asset-based fee and a performance fee, as provided in the Investment Management Agreement.  The asset-based fee was equal 1% per annum of the average Account Net Asset Value (“Account NAV”).  The performance fee was equal to 20% of the increase (if any) in the Account NAV over an annual period. No performance fee was payable for any annual period in which the Account NAV at the end of such annual period was below the highest Account NAV at the end of any previous annual period. In addition to such advisory fees, the Company reimbursed LCA for certain investment and operational expenses. The Company didn’t recognize any advisory fee expense during the three and nine months ended June 30, 2015, and recognized approximately $3,000 and $9,000, respectively, during the three and nine months ended June 30, 2014, related to asset-based or performance fees which are included in continuing operations in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

There were no new funds invested with LCA during the nine months ended June 30, 2015 and 2014. During the three months ended June 30, 2015 and 2014, the Company purchased approximately $0 and $372,000, of marketable securities, respectively. During the nine months ended June 30, 2015 and 2014, the Company purchased approximately $11,000 and $5,770,000 of marketable securities, respectively. During the three months ended June 30, 2015 and 2014, the Company sold approximately $0 and $349,000 of marketable securities, respectively. During the nine months ended June 30, 2015 and 2014, the Company sold approximately $952,000 and $5,563,000 of marketable securities, respectively. As a result of these activities, the Company recognized net investment gains (losses) of approximately $0 and $9,000 during the three months ended June 30, 2015 and 2014, respectively, and $(110,000) and $(31,000) during the nine months ended June 30, 2015 and 2014, respectively.

NOTE 9	LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of business. As of June 30, 2015, there were no such actions or proceedings, either individually or in the aggregate that the Company believes would be material to its business, if decided adversely to its interests.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10- Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The following discussion and analysis compares our consolidated results of operations for the three and nine months ended June 30, 2015 (the “2015 Quarter” and “2015 Period”, respectively), with those for the three and nine months ended June 30, 2014 (the “2014 Quarter” and “2014 Period”, respectively ). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”, “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. Forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report on Form 10-Q. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A of Forward’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward- looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement.

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

We remain challenged by a highly concentrated customer base and product offering, especially with respect to our Diabetic Products line, where we operate in a price sensitive environment in which we continue to experience volatility in demand and downward pricing pressure from our major Diabetic Products customers. We continue to be challenged by pricing pressures from our customers, which causes our gross margins to narrow. Our dedicated Asia-based sourcing agent has made meaningful progress in areas such as quality assurance and overall operational performance, which has better positioned us with our customers. However, there was no expansion of our supplier base during the 2015 Period and 2014 Period. As a result, our ability to effectively push back against such rising material costs may diminish.

Variability of Revenues and Results of Operation

Because a high percentage of our revenues are highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time.

Change of Directors and Officers

On December 30, 2014, the Company held its 2014 Annual Meeting primarily for the purpose of electing either a slate of directors proposed by the then-incumbent Board of Directors or a slate of directors proposed by Terence Bernard Wise, a director and significant shareholder in the Company at the time. At the 2014 Annual Meeting, the Company’s shareholders voted for the election of the slate of directors proposed by Mr. Wise, which resulted in the turnover of a majority of the Company’s directors. Following the 2014 Annual Meeting, (a) our incumbent President and Chief Executive Officer voluntarily resigned and we executed an agreement with him which superseded his employment agreement; (b) the new board appointed an Interim President; (c) we entered into a settlement agreement and mutual release with the Company’s former Chief Financial Officer; and (d) we expanded the size of the Board of Directors from five to six Directors by appointing Sangita Shah to be a new Director. In connection with the incumbent Chief Executive Officer’s departure, we cancelled the month-to-month New York Office Services Agreement at a savings of $12,700 per month and we cancelled the Investment Management Agreement.

The then-incumbent Board of Directors engaged professional services, including a proxy advisory solicitation service and supplementary legal representation, in order to facilitate the election of and promote its slate of director nominees. Such expenses, which were borne by the Company, significantly increased our 2015 first quarter expenses. In addition, the then-incumbent team was conducting an accelerated search process to identify attractive acquisition targets and the related financing to fund such acquisitions and the professional services associated with that effort also significantly increased our 2015 first quarter expenses.

On June 25, 2015, (a) we expanded the Board of Directors from six to seven Directors by appointing Sharon Hrynkow to be a new Director; (b) we appointed Mr. Scott Fine to serve as Lead Director of the Board of the Company; (c) we appointed Mr. Michael Matte, who was hired on June 22, 2015, to be our Chief Financial Officer; (d) we appointed Mr. Terence Wise, Chairman of the Board of Directors, to become Chief Executive Officer effective July 1, 2015, following the completion of the term of the Interim President on June 30, 2015. On June 26, 2015, we entered into a claim release with our insurance carrier related to the settlement agreement and mutual release associated with our former Chief Financial Officer wherein the Company was reimbursed $425,000 in connection with our Employment Practices Liability Insurance Policy.

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

We discuss the material accounting policies that are critical in making these estimates and judgments in our Annual Report on Form 10 -K for the fiscal year ended September 30, 2014, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates since September 30, 2014.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014 -09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was further amended in July 2015 and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first- in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

RESULTS OF OPERATIONS FOR THE 2015 QUARTER COMPARED TO THE 2014 QUARTER

Income from Continuing Operations

Income from continuing operations in the 2015 Quarter was $495 thousand compared to income of $41 thousand in the 2014 Quarter. The increase in 2015 Quarter income from the same quarter in 2014 was primarily due to an insurance claim settlement of $425 thousand in cash which reimbursed the Company for a portion of the settlement of the lawsuit filed by the former CFO against the company and a reduction in various operating expenses.

	Main Components of Loss from Continuing Operations
		(thousands of dollars)
	2015	2014
	Quarter	Quarter	Increase (Decrease)
Net sales	$7,231	$9,066	$(1,835)
Gross profit	1,348	1,666	(318)
Sales and marketing expenses	498	709	(211)
General and administrative expenses	356	926	(570)
Other expense (income), net	(1)	(10)	9
Income from continuing operations	$495	$41	$454

Earnings (loss) from continuing operations attributable to common shareholders, after deducting preferred stock dividends and accretion in the 2014 quarter, per basic and diluted share was $0.06 and $(0.00) for the 2015 Quarter and 2014 Quarter, respectively.

Net Sales

Net sales in the 2015 Quarter declined $1.8 million, or 20%, to $7.2 million from $9.1 million in the 2014 Quarter due to lower sales of both Diabetic Products and Other Products. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated:

	Net Sales for 2015 Quarter
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$2.8	$1.4	$1.7	$5.9
Other products	0.6	0.3	0.5	$1.3
Total net sales	$3.4	$1.7	$2.2	$7.2
	Net Sales for 2014 Quarter
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$2.3	$1.6	$3.0	$6.9
Other products	0.4	1.3	0.5	$2.2
Total net sales	$2.7	$2.9	$3.5	$9.1

*Tables may not total due to rounding.

Diabetic Product Sales

We custom design, and sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers) . The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, and to a lesser extent, sells them through its retail distribution channels.

Sales of Diabetic Products declined $1.0 million to $5.9 million in the 2015 Quarter, from $6.9 million in the 2014 Quarter. This decrease was primarily due to the dramatic drop in volume for three of our major Diabetic customers (Diabetic customers B, C, and D) and other Diabetic customers. The decrease was offset, in part, by a sharp rise in sales to a major Diabetic customer (Diabetic customer A).

The following table sets forth our sales by Diabetic Products’ customers for the periods indicated:

	(millions of dollars)
	2015	2014	Increase
	Quarter	Quarter	(Decrease)
Diabetic Customer A	$2.9	$1.9	$1.0
Diabetic Customer B	0.8	1.1	(0.3)
Diabetic Customer C	1.3	2.4	(1.1)
Diabetic Customer D	0.9	1.1	(0.2)
All other Diabetic Customers	0.0	0.4	(0.4)
Totals*	$5.9	$6.9	$(1.0)

*Tables may not total due to rounding.

Sales of Diabetic Products represented 82% of our total net sales in the 2015 Quarter compared to 76% of our total net sales in the 2014 Quarter.

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

Sales of Other Products decreased approximately $0.9 million to $1.3 million in the 2015 Quarter from approximately $2.2 million in the 2014 Quarter. The decrease is primarily due to the loss of a major recreational products customer. Lesser fluctuations in several other customer accounts between 2015 Quarter and 2014 Quarter were not individually material.

Sales of Other Products represented 18% of our net sales in the 2015 Quarter compared to 24% of our total net sales in the 2014 Quarter.

Gross Profit

Gross profit decreased $0.3 million, or 19%, to $1.3 million in the 2015 Quarter from $1.7 million in the 2014 Quarter. As a percentage of sales, our gross profit rose to 19% in the 2015 Quarter, compared to 18% in the 2014 Quarter.

The gross profit decrease was driven primarily by a drop in sales volume. In the 2015 Quarter, sales in the Americas dropped 44% to $1.7 million and sales in Europe declined 37% to $2.2 million. However, sales in Asia-Pacific increased 28% to $3.4 million. The increase in gross profit as a percentage of sales is due to product mix.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.2 million, or 30%, to $0.5 million in the 2015 Quarter compared to $0.7 million in the 2014 Quarter, primarily due to the decline in personnel expenses related to the reduction in workforce which took place in the second quarter of fiscal 2015.

General and Administrative Expenses

General and administrative expenses decreased $0.6 million, or 62%, to $0.4 million in the 2015 Quarter from $0.9 million in the 2014 Quarter, due primarily to the following:

  $0.4 million insurance claim recovery related to the lawsuit and subsequent settlement with the former CFO;

  $0.1 million in savings related to the vacancy of the CFO position during the quarter; and

  $0.1 million combined reduction in legal fees related to the defending the derivative lawsuit filed against the former chairman and directors, reduction in occupancy costs due to the closure of the NY office, and a reduction in professional fees for consulting on potential acquisition attempts in Q3 2014.

Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Income

Other income, net, consisting primarily of realized and unrealized gain on investments in marketable securities was $1 thousand in the 2015 Quarter compared to $10 thousand in the 2014 Quarter.

RESULTS OF OPERATIONS FOR THE 2015 PERIOD COMPARED TO THE 2014 PERIOD

Income (Loss) from Continuing Operations

Loss from continuing operations in the 2015 Period was $1.9 million compared to income of $0.1 million in the 2014 Period. The 2015 Period loss is primarily due to an increase in general and administrative expenses, primarily due to costs associated with the proxy contest, litigation costs, settlements cost for the former CFO and CEO, and, to a lesser extent, a decline in gross profit driven by a decline in sales. The losses were mitigated, in part, by the insurance claim recovery which reduced the General and Administrative Expenses and a reduction in workforce which resulted in a savings in Sales and Marketing expenses.

	Main Components of (Loss) Income from Continuing Operations
	(thousands of dollars)
	2015	2014
	Period	Period	Increase (Decrease)
Net sales	$22,422	$24,181	$(1,759)
Gross profit	4,262	4,915	(653)
Sales and marketing expenses	1,876	2,051	(175)
General and administrative expenses	4,163	2,594	1,569
Other expense, net	116	165	(49)
(Loss) income from continuing operations	$(1,893)	$105	$(1,998)

Loss from continuing operations attributable to common shareholders, after deducting preferred stock dividends and accretion, per basic and diluted share was $(0.28) and $(0.01) for the 2015 Period and 2014 Period, respectively.

Net Sales

Net sales in the 2015 Period declined $1.8 million, or 7%, to $22.4 from $24.2 million in the 2014 Period due to lower sales for all product lines. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated:

	Net Sales for 2015 Period
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$7.9	$4.3	$6.4	$18.6
Other products	1.3	1.5	1.0	$3.8
Total net sales	$9.2	$5.9	$7.4	$22.4
	Net Sales for 2014 Period
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$7.3	$4.8	$7.0	$19.1
Other products	1.4	2.5	1.2	$5.1
Total net sales	$8.7	$7.3	$8.2	$24.2

*Tables may not total due to rounding.

Diabetic Product Sales

We custom design, and sell carrying cases for blood glucose diagnostic kits directly to, OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sell them through their retail distribution channels.

Sales of Diabetic products decreased $0.5 million, to $18.6 million in the 2015 Period, from $19.1 million in the 2014 Period. This decrease was primarily due to the loss of a smaller diabetic customer and a drop in sales of legacy programs from two major diabetic customers (Customer B and Customer C). The decrease was offset, in part, by an increase in sales to the other two major Diabetic customers (Customer A and Customer D).

The following table sets forth our sales by Diabetic Products customer for the periods indicated.

	(millions of dollars)
	2015	2014	Increase
	Period	Period	(Decrease)
Diabetic Customer A	$7.7	$6.5	$1.2
Diabetic Customer B	2.4	3.1	(0.7)
Diabetic Customer C	5.2	5.5	(0.3)
Diabetic Customer D	3.2	3.1	0.1
All other Diabetic Customers	0.1	0.9	(0.8)
Totals*	$18.6	$19.1	$(0.5)

*Tables may not total due to rounding.

Sales of carrying cases for blood glucose monitoring kits represented 83% of our net sales in the 2015 Period and 79% of our total net sales the 2014 Period.

Other Product Sales

We custom design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as smartphones, tablets, GPS devices, and bar code scanners), as well as a variety of other products (such as firearms, sporting, and other recreational products) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Sales of Other Products decreased approximately $ 1.3 million to $3.8 million in the 2015 Period from $5.1 million for the same period in 2014. The majority of the decrease was primarily due to a $1.0 million drop in sales due to the loss of a recreational products customer, which contributed $0.4 million to net sales in the 2015 Period. In addition, a $0.5 million decline in sales to a camera customer, which contributed $0.5 million to net sales in the 2015 Period and a $0.3 million decline in sales to a GPS customer, which contributed $0.4 million to net sales in the 2015 period, also contributed to the decrease in Other Products sales. The revenue reductions were offset, in part, by an increase in sales to an electronics devices customer of $0.5 million, which did not contribute to sales in the 2014 period. Lesser fluctuations in several other customer accounts between 2015 Period and 2014 Period were not individually material.

Sales of Other Products represented 17% of our net sales in the 2015 Period and 21% of our net sales in the 2014 Period.

Gross Profit

Gross profit decreased $0.6 million, or 13%, to $4.3 million in the 2015 Period from $4.9 million in the 2014 Period. As a percentage of sales, our gross profit declined to 19% in the 2015 Period, compared to 20% in the 2014 Period.

The gross profit decrease was driven primarily by a year over year decline in sales volume. In the 2015 Period, sales in the Americas dropped 20% to $5.9 million and sales in Europe dropped 10% to $7.4 million. However, sales in Asia-Pacific increased 6% to $9.2 million.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.2 million, or 9%, to $1.9 million in the 2015 Period compared to $2.1 million in the 2014 Period. Personnel costs declined $160 thousand, or 9%, in the 2015 Period primarily as a result of the reduction in workforce. Decreases in other components of “Sales and Marketing Expenses” were not material, individually, or in the aggregate.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 61% to $4.2 million in the 2015 Period from $2.6 million in the 2014 Period due primarily to the following:

  $1.4 million increase in professional fees (primarily attorney’s fees) related to the legal support and representation surrounding the proxy defense, employment litigation and other legal matters;

  $0.5 million, net of insurance recovery of $0.4 million, related to the employment settlements with the separations of the former CFO and CEO; and

  Offset by a $0.3 million reduction of salaries and wages and a $0.1 million reduction in share-based compensation expense.

Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Expense

Other expense, net, consisting primarily of realized and unrealized losses on investments in marketable securities and the change in the fair market value of warrant liabilities, was $0.1 million in the 2015 Period compared to $0.2 million in the 2014 Period.

RESULTS OF DISCONTINUED OPERATIONS FOR THE 2015 PERIOD COMPARED TO THE 2014 PERIOD

Income from discontinued operations was $0.2 million in the 2015 Period compared to a loss of $35 thousand in the 2014 Period. In the 2015 Period, we assigned our rights to a judgment against G-Form for a cash payment of $0.2 million.

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

At June 30, 2015, our current ratio (current assets divided by current liabilities) was 2.2; our quick ratio (current assets less inventories divided by current liabilities) was 1.7; and our working capital (current assets less current liabilities) was $7.0 million. As of such date, we had no short or long-term debt outstanding.

During the nine months ended June 30, 2015 and 2014, our sources and use of cash were as follows:

Cash Flows from Operating Activities

During the 2015 Period, we used $1.8 million of cash in operations, which is derived from a net loss of $1.7 million, offset by $0.2 million of non-cash credits, plus net cash used for working capital items of $0.3 million. Cash used for working capital items consisted primarily of pay downs of accounts payable, accrued expenses and other current liabilities (including due to Forward China) and increased inventory of $1.1 million, partially offset by a decrease in accounts receivable of $0.8 million.

During the 2014 Period, operating activities provided $0.7 million of cash, which consisted of net income of $70 thousand, supplemented by $0.4 million of non-cash credits (primarily the change in the fair value of the warrant liability and share-based compensation), and $0.2 million of cash provided by working capital items. Cash provided by working capital items consisted of an increase in cash generated by an increase in accounts payable and due to Forward China of $1.7 million. These changes were offset, in part by decreases in accounts receivable, inventories, and prepaid expenses and other current assets of $1.1 million, $0.3 million, and $0.1 million, respectively, as well as decreases in accrued expenses and other current liabilities and other liabilities of $86 thousand and $49 thousand, respectively.

Cash Flows from Investing Activities

In the 2015 Period, net cash provided by investing activities was $0.9 million, which was primarily related to the liquidation of marketable equity securities due to the cancellation of the Investment Management Agreement.

In the 2014 Period, net investing activities used $0.2 million, which primarily consisted of $5.8 million used for purchases of marketable equity securities and $5.6 million generated from sales of marketable equity securities.

Cash Flows from Financing Activities

In the 2015 Period, net financing activities used $1.3 million, which primarily consisted of the funds used to fully redeem the 6% Senior Convertible Preferred Stock.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive and Principal Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Principal Executive and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the 2015 Quarter, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control

Our management, with the participation of our Principal Executive and Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the 2015 Period. Based on that evaluation, our Principal Executive and Principal Financial Officer concluded that there were no changes in our internal control over financial reporting during the 2015 Period.

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

PART II.         OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

From time to time, we may become a party to legal actions or proceedings in the ordinary course of business. As of June 30, 2015, there were no other such actions or proceedings, either individually or in the aggregate, that we believe would be material to our business, if decided adversely to our interests.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of equity securities

None.

Purchases of equity securities

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.           OTHER INFORMATION

On June 26, 2015, the Company entered into a claim release (the “Claim Release”) with Zurich American Insurance Company (“ZAIC”) with respect to the settlement agreement and mutual release (the “Settlement Agreement”) previously disclosed regarding a lawsuit filed by James McKenna, our former Chief Financial Officer, on August 26, 2014 in the U.S. District Court for the Southern District of New York against the Company and then-directors Frank LaGrange Johnson, Robert Garrett, John F. Chiste, Timothy Gordon and Owen P.J. King, alleging purported claims of retaliation for whistleblowing under the Dodd-Frank Act, breach of contract and breach of the covenant of good faith and fair dealing all as against the Company, and a single claim for tortious interference with contract as against the individual defendants.

Pursuant to an Employment Practices Liability Policy (the “Policy”) issued by ZAIC that affords coverage for employment-related Wrongful Termination, Discrimination, Sexual Harassment and Workplace Torts liability, under which we are an insured, we submitted a claim in which it sought coverage for the aforementioned Settlement Agreement in the amount of $425,000, representing reimbursement of a portion of the settlement amounts set forth in the Settlement Agreement. Such sum represents fully ZAIC’s coverage obligations under the Policy with respect to the Settlement Agreement.

ITEM 6.           EXHIBITS

10.		Material Contracts

10.1

Employment Agreement, effective as of July 1, 2015, by and between Forward Industries, Inc. and Terence Wise (incorporated by reference to Exhibit 10.1 to the Company’s Current Report, Form 8-K as filed with the Securities and Exchange Commission on June 29, 2015).

10.2

Employment Agreement, effective as of June 22, 2015, by and between Forward Industries, Inc. and Michael Matte (incorporated by reference to Exhibit 10.2 to the Company’s Current Report, Form 8-K as filed with the Securities and Exchange Commission on June 29, 2015).

	10.3**	Claim Release, entered into on June 26, 2015, by and between Forward Industries, Inc. and Zurich American Insurance Company.

31.		Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1**	Certification of Terence Wise

	31.2**	Certification of Michael Matte

32.		Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

	32.1*	Certification of Terence Wise

	32.2*	Certification of Michael Matte

101.INS**		XBRL Instance Document.

101.SCH**		XBRL Taxonomy Extension Schema Document.

101.CAL**		XBRL Taxonomy Calculation Linkbase Document.

101.DEF**		XBRL Taxonomy Definition Linkbase Document.

101.LAB**		XBRL Taxonomy Label Linkbase Document.

101.PRE**		XBRL Taxonomy Presentation Linkbase Document.

* Furnished and not filed herewith

** Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: August 11, 2015

FORWARD INDUSTRIES, INC. (Registrant)

By: /s/ Terence Wise
Terence Wise
Chief Executive Officer (Principal Executive Officer)

By: /s/ Michael Matte
Michael Matte
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.		Material Contracts

10.1

Employment Agreement, effective as of July 1, 2015, by and between Forward Industries, Inc. and Terence Wise (incorporated by reference to Exhibit 10.1 to the Company’s Current Report, Form 8-K as filed with the Securities and Exchange Commission on June 29, 2015).

10.2

Employment Agreement, effective as of June 22, 2015, by and between Forward Industries, Inc. and Michael Matte (incorporated by reference to Exhibit 10.2 to the Company’s Current Report, Form 8-K as filed with the Securities and Exchange Commission on June 29, 2015).

	10.3**	Claim Release, entered into on June 26, 2015, by and between Forward Industries, Inc. and Zurich American Insurance Company.

31.		Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley)

	31.1**	Certification of Terence Wise

	31.2**	Certification of Michael Matte

32.		Certifications Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley)

	32.1*	Certification of Terence Wise

	32.2*	Certification of Michael Matte

101.INS**		XBRL Instance Document.

101.SCH**		XBRL Taxonomy Extension Schema Document.

101.CAL**		XBRL Taxonomy Calculation Linkbase Document.

101.DEF**		XBRL Taxonomy Definition Linkbase Document.

101.LAB**		XBRL Taxonomy Label Linkbase Document.

101.PRE**		XBRL Taxonomy Presentation Linkbase Document.

* Furnished and not filed herewith

** Filed herewith