Form 10-K
period 2015-09-30
FORWARD INDUSTRIES INC
filed 2015-12-16
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

 Commission File Number: 0-6669

FORWARD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New York	13-1950672
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

477 Rosemary Ave. Suite 219, West Palm Beach, FL 33401
(Address of principal executive offices, including zip code)

(561) 456-0030
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
☐ Yes   ☒ No

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

☒ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: approximately $4.800,000.

As of December 10, 2015, 8,657,975 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 30, 2015.

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

“Commission” refers to the United States Securities and Exchange Commission;

“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“Fiscal 2015” refers to our fiscal year ended September 30, 2015;

“Fiscal 2014” refers to our fiscal year ended September 30, 2014;

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

General

     Forward Industries, Inc. designs and distributes carry and protective solutions, primarily for hand held electronic devices, including soft-sided carrying cases, bags, clips, hand straps, protective plates and other accessories made of leather, nylon, vinyl, plastic, PVC and other synthetic materials. Our principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. Our OEM products include carrying cases and other accessories for blood glucose monitoring kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, firearms and other products). Our carrying cases are designed to enable these devices to be stowed in a pocket, handbag, briefcase, or backpack, clipped to a belt or shoulder strap, or strapped to an arm, while protecting the consumer electronic or other product from scratches, dust, and mishandling. Our OEM customers are located in the Americas, Europe, the Middle East, and Africa, which we refer to as the “EMEA Region” and the Asia-Pacific Region, which we refer to as the APAC Region. We do not manufacture any of our OEM products and source substantially all of our OEM products from independent suppliers in China.

Corporate History

     Forward Industries was incorporated in 1961 as a manufacturer and distributer of advertising specialty and promotional products. In 1989, we acquired Forward US, a manufacturer of soft-sided carrying cases. The carrying case business became our predominant business, and in September 1997, we sold the assets relating to the production of advertising specialty and promotional products, ceasing to operate in that segment.

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

Products

Diabetic Products

     We sell carrying cases for blood glucose diagnostic kits (“Diabetic Products”) directly to OEMs (or their contract manufacturers) of these electronic monitoring kits made for use by diabetics. We typically sell these cases at prices ranging from approximately $0.50 to $6.00 per unit. Unit volumes are sold predominantly at the lower end of this price range. The OEM customer (or its contract manufacturer) packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a much lesser extent, sells them through their retail distribution channels. These kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders. As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet. For Fiscal 2015, our Diabetic Products accounted for approximately 83% of our total net sales.

Other Products

     We also sell carrying and protective solutions to OEMs for a diverse array of other portable electronic and other products (“Other Products”), including sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, and firearms, on a made-to-order basis that are customized to fit the products sold by our OEM customers. Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design and sell the carry solution. For Fiscal 2015, our Other Products accounted for approximately 17% of our total net sales.

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

Marketing, Distribution, and Sales

       Geographic Sales Distribution

     Through our wholly owned subsidiaries, Forward US and Forward Switzerland, we distribute and sell our products globally. The approximate percentages of net sales to OEM customers by their geographic location for Fiscal 2015 and Fiscal 2014 are as follows:

	Net Sales for the
	Fiscal Years Ended September 30,
	2015	2014
Americas	26%	30%
APAC Region	40%	35%
EMEA Region	34%	35%
Total	100%	100%

     The importance of the APAC Region is attributable to the fact that certain of our key customers outsource product manufacture to contract manufacturers located in China or elsewhere in Asia. In these instances, we ship product to, and product is packaged “in box” at, such contract manufacturer’s facility. If payment to us is due from the contract manufacturer, we identify the sale to its geographic location rather than that of the customer for whom the contract manufacturer is supplying product. The increase in the APAC Region’s contribution to total net sales in Fiscal 2015 compared to Fiscal 2014 was primarily due to the increase in revenue contribution from Diabetic Customer A within the APAC Region. The decrease in the Americas Region’s contribution to total net sales in Fiscal 2015 compared to Fiscal 2014 was primarily due to decreased revenue contribution from Diabetic Customer B. The decrease in the EMEA Region’s contribution to total net sales in Fiscal 2015 compared to Fiscal 2014 was not substantial.

      Channels of Distribution

     We primarily ship our products directly to our OEM customers (or their contract manufacturers), who package our accessory products “in box” with their branded products. Some of our customers also purchase certain of our products and offer them for sale as stand-alone accessories to complement their product offerings.

Sales by Product Line

     Sales of carry and protective solutions for Diabetic Products and for Other Products (all products other than diabetic carry cases for blood glucose monitor kits) accounted for approximately the following percentages of total net sales in Fiscal 2015 and 2014:

	For the Fiscal Years Ended
	September 30,
Sales:	2015	2014
Diabetic Products	83%	79%
Other Products	17%	21%
Totals	100%	100%

       Sales Concentration

     We have approximately 81 active OEM customers. Of these, four customers (including their affiliates and contract manufacturers) accounted for approximately 82% and 76% of our net sales from continuing operations in Fiscal 2015 and 2014, respectively. All four of these “major” customers are OEMs of diabetic monitoring kits. These customers package our carry and protective solutions “in box” with their branded products, or to a lesser extent, sell them through their retail distribution channels. The approximate percentages of net sales contributed by each of these four customers to continuing operations for Fiscal 2015 and Fiscal 2014 are as follows:

	For the Fiscal Years Ended
	September 30,
Customer:	2015	2014
Diabetic Customer A	33%	27%
Diabetic Customer B	10%	14%
Diabetic Customer C	24%	24%
Diabetic Customer D	15%	11%
Totals	82%	76%

     During Fiscal 2015 and 2014, all net sales of OEM products were made directly by our employees, which are assigned key accounts or defined geographic sales territories.

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

       Credit Risk

     We generally sell our OEM products on 30-day to 120-day credit terms customary in the industry and without interest. Historically, we have not had significant credit problems with our customers. Our significant OEM customers are large, multi-national companies with good credit histories. None of these customers is or has been in default to us, and payments from all customers are generally received from them on a timely basis.

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

       Dependence on Sourcing Agent

     On September 9, 2015, the Company renewed a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries (Asia-Pacific) Corporation, a BVI corporation (the “Agent”) on substantially the same terms as its existing buying agency and supply agreement with the Agent, which was due to expire on September 11, 2015. The Supply Agreement provides that the Agent acts as the Company’s exclusive buying agent of carry and protective solutions in the APAC region. The Agent also arranges for sourcing, manufacture and exportation of such products. The Company purchases products at the Agent’s cost and pays a service fee to the Agent. The service fee is calculated at $100,000 monthly plus 4% of “Adjusted Gross Profit.” “Adjusted Gross Profit” is defined as the selling price less the cost from the Agent. The Supply Agreement terminates on September 8, 2018, subject to renewal. Terence Wise, the Company’s Chairman, Chief Executive Officer and largest shareholder, is a principal of the Agent. See “Item 1A. – Risk Factors” regarding our dependence on the Agent.

       Suppliers

     We procure substantially all our supply of carrying solutions products from independent suppliers in China through the Agent, Forward China. Depending on the product, we may require several different suppliers to furnish component parts or pieces.

     We place orders with the Agent at the time we receive firm purchase orders and/or forecasts from our OEM customers for a particular product. Accordingly, we do not have minimum supply requirement agreements with our suppliers to guarantee us supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of our suppliers. However, from time to time, we may order products from our suppliers in advance of receiving a customer purchase order, or in quantities in excess of those forecasted to us by our customer, for which they are contractually obligated to us, in order to meet our customer’s delivery demands. Beginning September 1, 2013 we began making purchases directly from Forward China. During the years ended September 30, 2015 and 2014, the majority of our purchases were made directly through Forward China.

       Quality Assurance

     To ensure that our products manufactured by our Chinese suppliers meet our quality assurance standards our products are inspected by independent contractors in China, which may be affiliated with one or more of our suppliers. These contractors were subject to the control and supervision of Forward China’s quality assurance employees based in Hong Kong. In July 2012, Forward China received its ISO 9001:2008 quality certification, which covers all ISO activities previously covered under Forward’s ISO quality certification.

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

Competition

     The business in which we engage is highly competitive in terms of product pricing, design, delivery terms, and customer service. In the production of our OEM products, we compete with numerous United States and foreign producers and distributors. Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an effective product design capability, rapid response time to customer requests for proposals and product shipment, reliable product delivery and product quality, and competitive pricing. We believe that our ability to compete based on product quality assurance considerations is enhanced by Forward China’s local presence and their quality control and shipment capabilities

Employees

     At September 30, 2015, we had 15 full-time employees. We consider our employee relations to be satisfactory. None of our employees are covered by a collective bargaining agreement.

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

     We have incurred significant losses and negative cash flows from operations in recent years. We incurred net losses of approximately $1.4 million and $0.8 million for the fiscal years ended September 30, 2015 and 2014, respectively, and had net cash used in operating activities of approximately $2.0 million for the fiscal year ended September 30, 2015 and net cash provided by operating activities of approximately $0.2 million for the fiscal year ended September 30, 2014. Further, we may incur net losses in future reporting periods as we incur expenses associated with the continuation of our business as well as its subsequent development, which development cannot be guaranteed. There is no assurance our future operations will be profitable. If we cannot generate sufficient revenues to operate profitably, we may be forced to cease or suspend operations, or we may be required to raise additional capital to maintain or grow our operations. There is no assurance that we will be able to raise such additional capital.

     We expect to continue to invest incremental cash resources to execute our OEM growth strategy. While we believe that our existing cash resources are sufficient to support our growth strategy, there can be no assurances that our growth strategy will be successful or that we will earn a return on these investments.

     Our business remains highly concentrated in our Diabetic Products line. If our Diabetic Products line were to suffer the loss of a principal customer or a material decline in or loss of sales, our business would be materially and adversely affected.

     Sales of Diabetic Products to OEM customers accounted for approximately 83% of net revenues from continuing operations in Fiscal 2015. As a result, our financial condition and results of operations are subject to higher risk from the loss of a major diabetic customer or changes in their business practices, for example, a decision to reduce or eliminate inclusion of cases in box with the electronic device or a decision to focus on insulin pumps instead of insulin by injection. In any such events, our business would be materially and adversely affected.

     The loss of any of, or a material reduction in orders from, our largest customers, would materially and adversely affect our results of operations and financial condition.

     Our business is and has been characterized by a high degree of customer concentration. Our four largest customers accounted for approximately 82% and 76% of net sales from continuing operations in Fiscal 2015 and Fiscal 2014, respectively. The loss of any of these customers, whether as a result of its purchase of its carry solution requirements from another vendor, its decision to manufacture its own carrying cases, its decision to award its orders to one of our competitors, or otherwise, would have a material adverse effect on our financial condition, liquidity and results of operations.

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

     We continue to encounter pressures from our largest OEM customers to maintain or even decrease prices or to supply lower priced carry solutions, and expect such pressure to persist. The effects of such price constraints on our business may be exacerbated by inflationary pressures that affect our costs of supply.

     During Fiscal 2015 and Fiscal 2014, we experienced significant pricing pressure from our largest OEM customers to maintain or even reduce the prices we charge them. When we are unable to extract comparable concessions from our suppliers on prices they charge us, our product sales margins erode. In addition, competitors may reduce their average selling prices faster than we are able to reduce costs, which can also accelerate the rate of decline of our selling prices.

     In addition to margin compression from customers in general, we are encountering increased pricing from our Chinese suppliers who are reacting to inflationary increases in materials and labor costs incurred by them. In addition, prices that our Chinese vendors charge to us may reflect appreciation of the Chinese currency against the U.S. dollar, which can be passed through to us in the form of higher U.S. dollar prices. This in turn will tend to reduce gross profit if we are unable to raise our prices. Any decrease in demand for our products, coupled with pressure from the market and our customers to decrease our prices, would materially adversely affect our business, financial condition, and results of operations.

     Increasingly, our customers are requesting that we enter into supply agreements with them that have restrictive terms and conditions. These agreements typically include provisions that increase our financial exposure, which could result in significant costs to us.

     Increasingly, our customers are requesting that we enter into supply agreements with them. These agreements typically do not include volume commitments, but do include provisions that generally serve to increase our exposure for product liability and limited sales returns, which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which could materially adversely affect our cash flow, business, financial condition, and results of operations.

       We depend on a single exclusive buying agent who, in turn, depends on a limited number of key suppliers.

     Our Chairman, Chief Executive Officer and largest shareholder is a principal of Forward China, our exclusive sourcing agent in the Asia Pacific region. We have entered into a Buying Agency and Supply Agreement with Forward China whereby Forward China will act as the Company’s exclusive agent to arrange for sourcing, manufacturing and exporting the Company’s products. Forward China has relied on a limited number of suppliers to supply the component parts and pieces necessary for the production of our carry and protective solutions products. As a result, our ability to effectively push back against rising material costs may diminish. In addition, any inability to obtain supplies from a single or limited number of suppliers may result in difficulty obtaining the supplies necessary for our business and may restrict our ability to produce our carry and protective solutions products. Where practical, we intend to establish alternative sources to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, a prolonged inability to obtain certain components or the failure of one of our suppliers could impair our ability to ship products and generate revenues, which could adversely affect our operating results and damage our customer relationships.

     In addition, we depend significantly on Forward China as our exclusive buying agent for substantially all of our component parts in the APAC region. As a result, we have limited visibility as to our supplier base, making it difficult to forecast future events and to plan our operations. In addition, if Forward China fails to satisfactorily perform its obligations, including payment obligations, to our suppliers or its duties to us as our exclusive buying agent as a result of financial or other difficulties or for any other reason, or if our relationship with Forward China were to suffer, we could suffer irreparable harm resulting in substantial harm to the business.

     Our business has benefited from OEMs deciding to outsource their carry and protective solutions assembly needs to us. If OEMs choose to provide these services in-house or select other providers, our business could suffer.

     Our future revenue growth partially depends on new outsourcing opportunities from OEMs. Current and prospective customers continuously evaluate our performance against other providers. They also evaluate the potential benefits of manufacturing their products themselves. To the extent that outsourcing opportunities are not available either due to OEM decisions to produce these products themselves or to use other providers, our financial results and future growth could be materially adversely affected.

     If we are unable to provide our customers with high-quality products, and responsive service, or if we are unable to deliver our products to our customers in a timely manner, our business, financial condition, and results of operations may be materially adversely affected.

     In order to maintain our existing customer base and obtain business from new OEM customers, we must demonstrate our ability to produce our products at the level of quality, responsiveness of service, timeliness of delivery, and cost that our customers require. If our products are of substandard quality, if they are not delivered on time, if we are not responsive to our customers’ demands, or if we cannot meet our customers’ requirements, our reputation as a reliable supplier of our products would likely be damaged. If we are unable to meet anticipated product and service standards, we may be unable to obtain new contracts or keep our existing customers, and this would have a material adverse effect on our business, financial condition, and results of operations.

     If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

     Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot maintain effective controls and reliable financial reports, our business and operating results could be harmed. We continue to work on improvements to our internal controls over financial reporting. Any failure to implement and maintain internal controls over our financial reporting or difficulties encountered in the implementation of improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls over financial reporting or to address identified weaknesses in the future, if they were to occur, could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

     If we are unable to manage our growth effectively, our business, financial condition, and results of operations could be materially adversely affected.

     We may experience growth in the scope and complexity of our operations. This growth may strain our managerial, financial, manufacturing, and other resources. In order to manage our growth, we may be required to continue to implement additional operating and financial controls and hire and train additional personnel. There can be no assurance that we will be able to do so in the future, and failure to do so could jeopardize our expansion plans and seriously harm our operations.

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

     Contract manufacturing firms are performing manufacturing, assembly, and product packaging functions, including the bundling of our product accessories with the OEM customer's product. As a consequence of this business practice, we often sell our carry solution products directly to the contract manufacturing firm. This is particularly significant in the case of diabetic product sales to certain customers. In these cases, we invoice the contract manufacturing firm and not the OEM customer. Therefore, it is the contract manufacturing firm to which we must look for payment in such cases and not that of our OEM customer. This may alter the credit profile of our customer base and may involve significant purchase order volumes. In some, but not all cases, the manufacturing firm is itself a large, multinational entity with significant financial resources.

     Our dependence on foreign manufacturers creates quality control and other risks to our business. From time to time we may experience certain quality control, on-time delivery, cost, or other issues that may jeopardize customer relationships.

     Our reliance on foreign suppliers, manufacturers and other contractors involves significant risks, including risk of product quality issues and reduced control over quality assurance, manufacturing yields and costs, pricing, timely delivery schedules, the potential lack of adequate manufacturing capacity and availability of product, the lack of capital and potential misappropriation of our designs. In any such event, our reputation and our business will be harmed.

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

     Our Chairman and Chief Executive Officer is a significant shareholder, which makes it possible for him to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders.

     Terence Wise, our Chairman and Chief Executive Officer, is a significant shareholder who beneficially owns approximately 19.0% of the outstanding shares of our common stock as of December 11, 2015. Mr. Wise has substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. In 2014, Mr. Wise successfully launched a proxy contest to elect a different slate of directors than what our Company proposed to shareholders. In addition, such influence by Mr. Wise could have the effect of discouraging potential business partners or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

       Not Applicable

ITEM 2.	PROPERTIES

     We lease approximately 2,815 square feet in West Palm Beach, Florida for our executive offices, which we rent for approximately $6,200 per month under a lease agreement scheduled to expire in September 2020.

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

       From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. As of September 30, 2015, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

       Market for Common Stock

The principal market for our common stock is the NASDAQ SmallCap Market. Our common stock is traded under the symbol "FORD". The following table sets forth the high and low closing bid quotations for our common stock on the NASDAQ SmallCap Market for each quarter in the last two fiscal years:

	Bid Price Information for Common Stock*
	Fiscal 2015		Fiscal 2014
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$1.35	$0.82	$1.89	$1.41
Second Quarter	$1.25	$0.70	$2.10	$1.51
Third Quarter	$0.85	$0.58	$1.93	$1.15
Fourth Quarter	$3.90	$0.61	$1.73	$1.18

_______________________________________________________________________

*High and low bid price information as furnished by The NASDAQ Stock Market Inc.

       On December 10, 2015, the closing bid quotation for our common stock was $1.68.

       Holders of common stock.

       As of December 10, 2015, there were approximately 100 holders of record of our common stock.

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

       Recent redemption of convertible preferred stock

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

     Long-term equity based compensation is accomplished under the Forward Industries, Inc. 2007 Equity Incentive Plan, as amended (the “2007 Plan”), adopted by the Company and by its shareholders in May 2007 and amended February 2009, and the Forward Industries, Inc. 2011 Long Term Incentive Plan (the “2011 Plan”), adopted by the Company and by its shareholders in March 2011. Under the 2007 Plan, 800,000 shares of Common Stock were authorized for grants of awards of stock options and restricted stock, of which 149,640 shares remain available for grant as of September 30, 2015. Under the 2011 Plan, 850,000 shares of Common Stock were authorized for grants of awards of stock options and restricted stock, of which 424,813 shares remain available for grant as of September 30, 2015. There are options to purchase 20,000 shares of Common Stock outstanding under the 1996 Stock Incentive Plan.

     Information relating to securities authorized for issuance under equity compensation plans as of September 30, 2015, is as follows:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation plans
	exercise of outstanding	exercise price of	(excluding securities
Plan Category	options	outstanding options	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	311,000	$2.39	574,453

Equity compensation plans
approved by security holders	-	$-	-
Total	311,000	$2.39	574,453

       Purchase of equity securities

         None

ITEM 6.	SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto and other financial information appearing in Item 8 of this Annual Report on Form 10-K. This discussion and analysis compares our consolidated results of operations for Fiscal 2015 with those for Fiscal 2014, and is based on or derived from the audited Consolidated Financial Statements included in Item 8 in this Annual Report. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Business Overview

      Trends and Economic Environment

     In June 2012, the Company made the strategic decision to focus solely on its core OEM business. Initially, we implemented several key restructuring measures in order to improve our operating performance and return the Company to profitability. These actions included replacing our legacy sourcing and quality assurance infrastructure with a variable lower cost solution through our use of an exclusive Asia-based sourcing agent (see Note 12 in our Notes to our Consolidated Financial Statements) and rationalizing our fixed operating expenses, including office closures and headcount reductions. Our financial results, most notably our reduction of overhead and operating expenses for Fiscal 2015, reflect the impact of these restructuring measures.

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

     We remain challenged by a highly concentrated customer base and product offering, especially with respect to our Diabetic Products line, where we operate in a price sensitive environment in which we continue to experience volatility in demand and downward pricing pressure from our major Diabetic Products customers. We believe that the investments we are making in our sales and sales support teams increase our ability to expand and diversify our customer base, which we believe is essential to overcoming these challenges and the impact they have on our gross margins.

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

     We continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases through to customers. Our dedicated Asia-based sourcing agent has made meaningful progress in areas such as quality assurance and overall operational performance during Fiscal 2015, which has better positioned us to negotiate such cost increases with our customers. However, we believe and anticipate that our supplier base may become more concentrated. As a result, our ability to effectively push back against rising material costs may diminish.

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

       Cash and Cash Equivalents

     Cash and cash equivalents consist primarily of cash on deposit. We hold cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed the Federal Deposit Insurance Corporation’s insured limits. At September 30, 2015 and 2014, this amount was approximately $3.9 million (which includes $2.0 million in a foreign bank) and $6.3 million (which includes $1.7 million in a foreign bank), respectively. Historically, we have not experienced any losses due to such cash concentrations.

       Marketable Securities

     At September 30, 2015 we did not hold any investments in marketable securities. In late December 2014, we closed our investments account and liquidated our investments in marketable securities. However, at September 30, 2014, we held investments in marketable securities that were classified as trading and were recorded at fair value with the corresponding unrealized holding gains or losses recognized in earnings. The fair value of marketable securities was determined based on quoted market prices. The cost of marketable securities sold was determined by the specific identification method. We classify our realized and unrealized gains and losses as non-operating income (expense) in its consolidated statements of operations and comprehensive loss. In addition, we classify the cash flows from the trading of these marketable securities as investing activities in our consolidated statements of cash flows.

       Accounts Receivable

     Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. We perform periodic credit evaluations of our customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believe that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net one hundred and twenty (120) days. We have not historically experienced significant credit or collection problems with our OEM customers or their contract manufacturers. At September 30, 2015 and 2014, no allowance for doubtful accounts relating to our continuing operations was deemed necessary.

       Inventories

     Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market. Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in our consolidated statements of operations and comprehensive loss. As reserved inventory is disposed of, we charge off the associated allowance. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. Our estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2015 and 2014, the allowance for obsolete inventory of our continuing operations was $0 and $33,000, respectively.

       Income Taxes

     We account for income taxes in accordance with GAAP, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of net deferred tax assets. See Note 9 to our Consolidated Financial Statements. Our policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in our consolidated statements of operations and comprehensive loss and include accrued interest and penalties within “accrued expenses and other current liabilities” in our consolidated balance sheets, if applicable. For fiscal years ended September 30, 2015 and 2014, no income tax related interest or penalties were assessed or recorded.

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

       Warrants

     In accordance with ASC 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity, our warrants were previously classified as a liability, at fair value, as a result of a related registration rights agreement that contained certain requirements for registering the underlying common shares, but has no provision for penalties upon the failure to register. At each consolidated balance sheet date, this liability’s fair value was remeasured and adjusted with the corresponding change in fair value recorded in the consolidated statements of operations and comprehensive loss. After we met the requirements for registering the underlying common shares in the fiscal year ended September 30, 2014, the fair value of the warrants were reclassified to equity (additional paid-in capital).

        Preferred Stock Accretion

     The carrying amount of the convertible preferred stock at September 30, 2014 was less than the redemption value. As a result of our determination that redemption was probable, the carrying value was increased by periodic accretions so that the carrying value was equal to the redemption amount at the earliest redemption date. Such accretion was recorded as a preferred stock dividend.

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

       Recent Accounting Pronouncements

     In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 -Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was further amended and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

     In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

RESULTS OF OPERATIONS FOR FISCAL 2015 COMPARED TO FISCAL 2014

Loss from Continuing Operations

     Loss from continuing operations was $1.6 million in Fiscal 2015 compared to loss of $0.5 million in Fiscal 2014. The loss in Fiscal 2015 was primarily due to an increase in general and administrative expenses, primarily attributable to the Company’s proxy defense, and a decline in sales volume and gross profit, which were offset, in part, by a reduction in sales and marketing expense and other expense as reflected in the table below:

	(dollars in thousands)
	For the Fiscal Years Ended
	September 30,
			Increase
	2015	2014	(Decrease)
Net sales	$30,014	$33,360	$(3,346)

Gross profit	5,793	6,555	(762)
Sales and marketing expenses	(2,363)	(2,806)	443
General and administrative expenses	(4,943)	(3,848)	(1,095)
Other expense	(120)	(375)	255
Income taxes expense (benefit)	-	-	-
Loss from continuing operations	$(1,633)	$(474)	$(1,159)

     Loss from continuing operations per basic and diluted share was $(0.25) and $(0.08) for Fiscal 2015 and 2014, respectively.

Net Sales

     Net sales declined $3.3 million, or 10%, to $30.0 million in Fiscal 2015 from $33.4 million in Fiscal 2014 due to reduced sales in both product lines. Sales in Diabetic products declined $1.5 million and sales in Other products declined $1.9 million. The tables below set forth sales by channel, product line and geographic location of our customers for the periods indicated:

	Net Sales for the
	Fiscal Year Ended September 30, 2015
	(millions of dollars)
	APAC	Americas	Europe	Total
Diabetic Products	$10.1	$5.8	$8.9	$24.8
Other Products	1.8	2.0	1.4	5.2
Total net sales	$11.9	$7.8	$10.3	$30.0

	Net Sales for the
	Fiscal Year Ended September 30, 2014
	(millions of dollars)
	APAC	Americas	Europe	Total
Diabetic Products	$9.9	$6.3	$10.1	$26.3
Other Products	1.8	3.5	1.8	7.1
Total net sales	$11.7	$9.8	$11.9	$33.4

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

     Sales of Diabetic products declined $1.5 million to $24.8 million in Fiscal 2015 from $26.3 million in Fiscal 2014. This decrease was primarily due to lower sales of legacy program platforms, which are in the final stages of the product life cycle, to two of our major diabetic Customers (Diabetic Customers B and C) and a decline in sales to our Other Diabetic Products customers. The decline was offset, in part, by an increase in sales as a result of unique product releases to two major Diabetic Products customers (Diabetic Customers A and D).

       The following table sets forth our sales by Diabetic Products customer for the periods indicated:

	(millions of dollars)
	For the Fiscal Years Ended
	September 30,
	2015	2014	Increase (Decrease)
Diabetic Customer A	$9.9	$8.9	$1.0
Diabetic Customer B	3.1	4.5	(1.4)
Diabetic Customer C	7.2	8.1	(0.9)
Diabetic Customer D	4.5	3.7	0.8
All other Diabetic Product Customers	0.1	1.1	(1.0)
Totals	$24.8	$26.3	$(1.5)

     Sales of Diabetic Products represented 83% of our total net sales in Fiscal 2015 compared to 79% of our total net sales in Fiscal 2014.

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

      Sales of Other Products decreased $1.9 million to $5.2 million in Fiscal 2015 from $7.1 million in Fiscal 2014. The decrease was primarily driven by the decline in sales of $1.7 million to a recreational vehicle customer, a decline in sales of $0.9 million to a camera customer, and a decline of $0.3 million to a GPS customer. The decrease was offset, in part, by an increase in sales of $0.7 million to an electronics device customer and an increase in sales of $0.3 million to a barcode scanner customer. Lesser fluctuations in several other customer accounts between Fiscal 2015 and Fiscal 2014 were not individually material.

     Sales of Other Products represented 17% of our net sales in Fiscal 2015 compared to 21% of our total net sales in Fiscal 2014.

Gross Profit

     Gross profit decreased $0.8 million, or 12%, to $5.8 million in Fiscal 2015 from $6.6 million in Fiscal 2014. As a percentage of sales, our gross profit declined to 19% in Fiscal 2015, compared to 20% in Fiscal 2014.

     The gross profit decline was driven primarily by a year over year decrease in volumes related to global sales. Fiscal 2015 sales in Americas declined 20% to $7.8 million primarily due to a drop in sales to a recreational vehicle customer and Diabetic Customer B. Fiscal 2015 sales in Europe declined 13% to $10.3 primarily due to a drop in sales to Diabetic Customer C and a camera customer. The decline in sales in the Americas and Europe were partially offset by an increase in sales in APAC of 2% to $11.9 million in Fiscal 2015. The increase in APAC was primarily due an increase in sales to Diabetic Customer A, partially offset by a decline in sales to a GPS customer and Diabetic Customers B and D.

Sales and Marketing Expenses

     Sales and marketing expenses declined $0.4 million, or 16%, to $2.4 million in Fiscal 2015 compared to $2.8 million in Fiscal 2014 due primarily to lower personnel costs. Personnel costs decreased $0.4 million in Fiscal 2015 primarily as a result of the reduction in workforce and restructuring of our sales and marketing department. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

     General and administrative expenses increased $1.1 million, or 29%, to $4.9 million in Fiscal 2015 from $3.8 million in Fiscal 2014 due primarily to the following:

  $0.8 million increase in professional fees (primarily attorney’s fees) related to the legal support and representation surrounding the proxy defense and other legal matters;

  $0.2 million increase in personnel expenses due to an increase in settlements with the former CFO and CEO, offset by savings due to the vacancy of the CFO position the majority of the first three quarters.

     Fluctuations in other components of “General and Administrative Expenses” that aggregated a net increase of $0.1 million were not individually material.

Other Income (Expense)

     Other income (expense), net, consisting primarily of realized and unrealized gains and losses on investments in marketable securities, was $(0.1) million in Fiscal 2015 compared to $(0.4) million of expense in Fiscal 2014.

RESULTS OF DISCONTINUED OPERATIONS FOR FISCAL 2015 COMPARED TO FISCAL 2014

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

     Income from discontinued operations was $0.2 million in Fiscal 2015 compared to a loss of $0.3 million in Fiscal 2014. Fiscal 2015 income is due to the $0.2 million settlement with a third party related to G-Form. The Company had $280,000 of accounts receivable relating to overdue payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release. Due to the age of the accounts receivable and G-Form’s non-responsiveness to the Company’s communication related to the matter, the Company established a full reserve for this receivable as of September 30, 2014. In December 2014, the Company recovered $200,000 from a third party, which was recognized as other income during Fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

     During Fiscal 2015, we used $2.0 million of cash from operations, which is derived from a net loss of $1.4 million, adjusted by $0.2 million for non-cash items (primarily realized and unrealized losses on marketable securities, share based compensation and depreciation), and net cash used by working capital items of $0.8 million. As to working capital items, cash used in operating activities consisted primarily of a decrease in accounts payable (including Forward China) of $1.6 million and an increase in inventories of $0.5 million offset, in part, by cash provided by operating activities, which consisted of decreases in accounts receivable and prepaid expenses of $0.7 million and $0.1 million, respectively, and an increase in accrued expenses and other current liabilities of $0.5 million.

     The decrease in accounts payable (including Forward China) is primarily due to lower purchase volume in the final quarter of Fiscal 2015 compared to purchase volume in the final quarter Fiscal 2014. The increase in inventories is primarily due to the timing differences in inventory shipments enroute to and staged from our OEM customers’ distribution hubs. The decrease in accounts receivable is a result of lower sales volume in the final quarter of Fiscal 2015 compared to the sales volume in the final quarter of Fiscal 2014. The decrease in prepaid expenses is due to lower prepaid development expenses. The increase in accrued expenses and other current liabilities is primarily due to the increase in deferred revenue.

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

     In Fiscal 2015, net cash provided by investing activities was $0.9 million, which consisted of $1.0 million provided by the liquidation of marketable equity securities offset, in part, by cash used for the purchases of property and equipment of $33 thousand. In Fiscal 2014, net cash used in investing activities was $0.3 million, which consisted of $5.8 million used for purchases of marketable equity securities, $5.6 million generated from sales of marketable equity securities, and $33 thousand used for purchases of property and equipment.

     In Fiscal 2015, net cash used in financing activities was $1.3 million, which primarily consisted of the funds used to fully redeem the 6% Senior Convertible Preferred Stock. In Fiscal 2014, net cash used in financing activities was $0.1 million, which consisted of $76 thousand used to pay dividends on 6% senior convertible preferred stock (see Note 7 to our Notes to Consolidated Financial Statements – “Shareholders Equity”) and $47 thousand related to restricted stock that was repurchased and retired.

     At September 30, 2015, our current ratio (current assets divided by current liabilities) was 2.4; our quick ratio (current assets less inventories divided by current liabilities) was 1.8; and our working capital (current assets less current liabilities) was $7.3 million. As of such date, we had no short or long-term debt outstanding.

     Our primary source of liquidity is our cash and cash equivalents. The primary demands on our working capital currently are: i) operating losses, should they occur, and ii) accounts payable arising in the ordinary course of business, the most significant of which arise when we order products from our suppliers. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and notes thereto included in this Annual Report may be found at pages F-1 to F-27 of this Annual Report on Form 10-K.

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

     In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report (the fourth quarter of Fiscal 2015). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (the fourth quarter of Fiscal 2015), to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

     Our Principal Executive Officer and our Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control —Integrated Framework (2013). Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2015.

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

Changes in Internal Control

     Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, performed an evaluation required by Rule 13a-15(d) of the Exchange Act as to whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the last fiscal quarter of Fiscal 2015. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that there were no changes in our internal control over financial reporting during the last fiscal quarter of Fiscal 2015.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report.

	(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

	(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

	(3)	Exhibits. See the Exhibit Index.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: December 16, 2015

FORWARD INDUSTRIES, INC.
By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 16, 2015	/s/ Terence Wise Terence Wise Principal Executive Officer and Director

December 16, 2015	/s/ Michael Matte Michael Matte Principal Financial Officer and Chief Accounting Officer

December 16, 2015	/s/ N. Scott Fine N. Scott Fine Director

December 16, 2015	/s/ Sangita Shah Sangita Shah Director

December 16, 2015	/s/ Michael Luetkemeyer Michael Luetkemeyer Director

December 16, 2015	/s/ Eric Freitag Eric Freitag Director

December 16, 2015	/s/ Sharon Hrynkow Sharon Hrynkow Director

December 16, 2015	/s/ Howard Morgan Howard Morgan Director

EXHIBIT INDEX

						Filed or
Exhibit			Incorporated by Reference			Furnished
No.		Exhibit Description	Form	Date	Number	Herewith
3.1		Restated Certificate of Incorporation	10-K	12/8/10	3
3.2		Certificate of Amendment to the Amended and Restated Bylaws	8-K	2/14/12	3
3.3		Certificate of Amendment to the Amended and Restated Bylaws	8-K	4/26/12	3
3.4		Certificate of Amendment to the Amended and Restated Bylaws	8-K	7/3/2013	3
3.5		Third Amended and Restated By-Laws	10-K	12/10/14	3
4.1		Rights Agreement, dated as of April 26, 2013	8-K	4/26/13	4
10.1		Wise Employment Agreement*	8-K	6/29/15	10.1
10.2		Matte Employment Agreement*	8-K	6/29/15	10.2
10.3		Luetkemeyer Employment Agreement*	8-K	3/17/15	10.1
10.4		1996 Stock Incentive Plan	S-8	4/25/03	4
10.5		2011 Long Term Incentive Plan	Def 14A	1/26/11	A
10.6		2007 Equity Incentive Plan, as amended	S-8	2/25/10	4.1
10.7		Buying Agency and Supply Agreement - Forward				Filed
		Industries (Asia-Pacific) Corporation
10.8		Form of Securities Purchase Agreement, dated as	8-K	7/3/13	10.1
		of June 28, 2013
10.9		Form of Registration Rights Agreement, dated as	8-K	7/3/13	10.2
		of June 28, 2013
10.10		Memorandum of Understanding, dated June 21,	10-Q	8/20/12	10.1
		2012 – G-Form LLC
21.1		List of Subsidiaries				Filed
22.1		Auditor Consent				Filed
31.1		CEO Certifications (302)				Filed
31.2		CFO Certification (302)				Filed
32.1		CEO and CFO Certifications (906)				Furnished
101	.INS	XBRL Instance Document				Filed
101	.SCH	XBRL Taxonomy Extension Schema Document				Filed
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
		Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase				Filed
		Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase				Filed
		Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
		Document

* Management compensatory agreement.

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc., 477 Rosemary Ave. Suite 219, West Palm Beach, Florida 33401, Attention: Corporate Secretary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended. Forward Industries, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

New York, New York
December 16, 2015

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$4,042,124	$6,477,132
Marketable securities	-	1,051,230
Accounts receivable	5,454,129	6,124,871
Inventories	2,866,464	2,374,837
Prepaid expenses and other current assets	296,012	401,549
Total current assets	12,658,729	16,429,619
Property and equipment, net	78,733	98,990
Other assets	40,962	40,962
Total Assets	$12,778,424	$16,569,571
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$122,803	$666,630
Due to Forward China	4,168,021	5,215,768
Accrued expenses and other current liabilities	1,039,085	551,911
Total current liabilities	5,329,909	6,434,309
Other liabilities	115,202	115,202
Total Liabilities	5,445,111	6,549,511
6% Senior convertible preferred stock, par value $0.01 per share; 1,500,000 shares authorized; 0 and 648,846 shares issued and outstanding; aggregate liquidation
value of $0 and $1,275,000 as of September 30, 2015 and 2014, respectively	-	833,365

Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.01 per share; 4,000,000 shares authorized;
2,400,000 undesignated:
Series A participating preferred stock, par value $0.01; 100,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
8,641,755 and 9,159,796 shares issued;
8,641,755 and 8,453,386 shares outstanding,
at September 30, 2015 and 2014, respectively	86,418	91,598
Additional paid-in capital	17,550,047	18,747,371
Treasury stock, 706,410 shares at cost	-	(1,260,057)
Accumulated deficit	(10,281,367)	(8,371,806)
Accumulated other comprehensive loss	(21,785)	(20,411)
Total shareholders' equity	7,333,313	9,186,695
Total liabilities and shareholders' equity	$12,778,424	$16,569,571

The accompanying notes are an integral part of the consolidated financial statements .

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Fiscal Years Ended
	September 30,
	2015	2014

Net sales	$30,013,891	$33,359,918
Cost of goods sold	24,220,698	26,805,193
Gross profit	5,793,193	6,554,725
Operating expenses
Sales and marketing	2,362,553	2,805,643
General and administrative	4,943,184	3,847,759
Total operating expenses	7,305,737	6,653,402
Loss from operations	(1,512,544)	(98,677)
Other (income) expense:
Interest income	(3,022)	(33,916)
Loss on marketable securities, net	110,001	246,687
Loss on change in fair market value of warrant liabilities	-	136,258
Other expense, net	13,421	26,166
Total other expense, net	120,400	375,195

Loss from continuing operations before income tax expense	(1,632,944)	(473,872)
Income tax expense	-	-
Loss from continuing operations	(1,632,944)	(473,872)
Income (loss) from discontinued operations,
net of tax provision of $0 and $0, respectively	198,963	(326,034)
Net loss	(1,433,981)	(799,906)
Preferred stock dividends, accretion and
beneficial conversion feature	(475,580)	(193,200)
Net loss applicable to common equity	$(1,909,561)	$(993,106)

Net loss	$(1,433,981)	$(799,906)
Other comprehensive income (loss):
Translation adjustments	(1,374)	40
Comprehensive loss	$(1,435,355)	$(799,866)

Net income (loss) per basic and diluted common shares:
Loss from continuing operations	$(0.25)	$(0.08)
Income (loss) from discontinued operations	0.02	(0.04)
Net loss per share	$(0.23)	$(0.12)

Weighted average number of common and
common equivalent shares outstanding
Basic and diluted	8,342,168	8,186,926

The accompanying notes are an integral part of the consolidated financial statements .

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2015 AND 2014
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance - October 1, 2013	9,190,467	$91,905	$17,961,613	706,410	$(1,260,057)	$(7,378,700)	$(20,451)	$9,394,310
Restricted stock award issuances	95,000	950	(950)	-	-	-	-	-
Restricted stock award forfeitures	(85,000)	(850)	850	-	-	-	-	-
Restricted stock repurchased and retired	(40,671)	(407)	(46,771)	-	-	-	-	(47,178)
Share-based compensation	-	-	232,700	-	-	-	-	232,700
Preferred stock dividends	-	-	-	-	-	(76,499)	-	(76,499)
Preferred stock accretion	-	-	-	-	-	(116,701)	-	(116,701)
Reclassification of warrant liability	-	-	599,929	-	-	-	-	599,929
Foreign currency translation	-	-	-	-	-	-	40	40
Net loss	-	-	-	-	-	(799,906)	-	(799,906)
Balance - September 30, 2014	9,159,796	91,598	18,747,371	706,410	(1,260,057)	(8,371,806)	(20,411)	9,186,695
Restricted stock award issuances	325,000	3,250	(3,250)	-	-	-	-	-
Restricted stock award forfeitures	(126,291)	(1,263)	1,263	-	-	-	-	-
Restricted stock repurchased and retired	(10,340)	(103)	(12,095)	-	-	-	-	(12,198)
Treasury stock retired	(706,410)	(7,064)	(1,252,993)	(706,410)	1,260,057	-	-	-
Share-based compensation	-	-	69,751	-	-	-	-	69,751
Preferred stock dividends	-	-	-	-	-	(21,208)	-	(21,208)
Preferred stock accretion	-	-	-	-	-	(454,372)	-	(454,372)
Foreign currency translation	-	-	-	-	-	-	(1,374)	(1,374)
Net loss	-	-	-	-	-	(1,433,981)	-	(1,433,981)
Balance - September 30, 2015	8,641,755	$86,418	$17,550,047	-	-	$(10,281,367)	$(21,785)	$7,333,313

The accompanying notes are an integral part of the consolidated financial statements .

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended
September 30,
2015		2014
Cash Flows From Operating Activities:
Net loss	$(1,433,981)	$(799,906)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Realized and unrealized loss on marketable securities	110,001	246,687
Share-based compensation	69,751	232,700
Depreciation and amortization	53,445	64,482
Bad debt expense	-	280,034
Loss on change in fair value of warrant liabilities	-	136,258
Deferred rent	(14,649)	(42,506)
Changes in operating assets and liabilities:
Accounts receivable	670,742	(1,742,465)
Inventories	(491,627)	(324,127)
Prepaid expenses and other current assets	105,538	47,952
Other assets	-	(469)
Accounts payable and due to Forward China	(1,596,344)	2,319,203
Accrued expenses and other current liabilities	505,219	(183,374)
Net cash (used in) provided by operating activities	(2,021,905)	234,469
Cash Flows From Investing Activities:
Sales of marketable securities	952,127	5,566,758
Purchases of marketable securities	(10,898)	(5,783,928)
Purchases of property and equipment	(33,189)	(33,485)
Net cash provided by (used in) investing activities	908,040	(250,655)
Cash Flows From Financing Activities:
Redemption of 6% Senior Convertible Preferred Stock	(1,287,737)	-
Dividends paid	(21,208)	(76,499)
Restricted stock repurchased and retired	(12,198)	(47,178)
Net cash used in financing activities	(1,321,143)	(123,677)
Net decrease in cash and cash equivalents	(2,435,008)	(139,863)
Cash and cash equivalents at beginning of year	6,477,132	6,616,995
Cash and cash equivalents at end of year	$4,042,124	$6,477,132

Supplemental Disclosure of Cash Flow Information:
Cash paid during the fiscal year for:
Income taxes	$-	$6,449
Supplemental disclosure of non-cash financing activity:
Preferred stock accretion	$454,372	$116,701
Reclassification of warrant liabilities to equity	$-	$599,929

The accompanying notes are an integral part of the consolidated financial statements .

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        OVERVIEW

     Forward Industries, Inc. (“Forward” or the “Company”) was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer and distributor of specialty and promotional products. The Company designs, markets, and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package its products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting & recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in the Americas, the EMEA Region, and the APAC Region. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China (refer to Note 12 – Related Party Transactions - Buying Agency and Supply Agreement).

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

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. (“Forward”) and its wholly owned subsidiaries (Forward US and Forward Switzerland; Forward HK and Forward UK are inactive). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

       Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

     Cash and cash equivalents consist primarily of cash on deposit. The Company holds cash and cash equivalents at major financial institutions in the United States and Switzerland, at which cash amounts may significantly exceed the Federal Deposit Insurance Corporation’s insured limits. At September 30, 2015 and 2014, this amount was approximately $3.9 million (which includes $2.0 million in a foreign bank) and $6.3 million (which includes $1.7 million in a foreign bank), respectively. Historically, the Company has not experienced any losses due to such cash concentrations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2        ACCOUNTING POLICIES (CONTINUED)

Marketable Securities

     As of September 30, 2014, the Company had investments in marketable securities that were classified as trading and were recorded at fair value with the corresponding unrealized holding gains or losses recognized in earnings. The fair value of marketable securities was determined based on quoted market prices. The cost of marketable securities sold was determined by the specific identification method. The Company classifies its realized and unrealized gains and losses as non-operating income (expense) in its consolidated statements of operations and comprehensive loss. In addition, the Company classified the cash flows from the trading of these marketable securities as investing activities in its consolidated statements of cash flows. During the year ended September 30, 2015, the Company sold its investments in marketable securities.

Accounts Receivable

     Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net one hundred and twenty (120) days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. At September 30, 2015 and 2014, no allowance for doubtful accounts relating to the Company’s continuing operations was deemed necessary.

Inventories

     Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market. Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company’s consolidated statements of operations and comprehensive loss. As reserved inventory is disposed of, the Company charges off the associated allowance. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2015 and 2014, the allowance for obsolete inventory of the Company’s continuing operations was $0 and $33,000, respectively.

Property and Equipment

     Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful life for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For the fiscal years ended September 30, 2015 and 2014, the Company recorded approximately $53,000 and $64,000 of depreciation and amortization expense from continuing operations, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2        ACCOUNTING POLICIES (CONTINUED)

Income Taxes

     The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets. See Note 9 –Income Taxes. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statements of operations and comprehensive loss and include accrued interest and penalties within “accrued liabilities” in its consolidated balance sheets, if applicable. For fiscal years ended September 30, 2015 and 2014, no income tax related interest or penalties were assessed or recorded.

6% Senior Convertible Preferred Stock

Temporary Equity

     In accordance with Accounting Standards Codification (“ASC”) 480-10-s99 - Distinguishing Liabilities from Equity – Overall – SEC Materials and Accounting Series Release (“ASR”) 268 – Presentation in Financial Statements of “Redeemable Preferred Stock”, equity securities are required to be classified out of permanent equity and classified as temporary equity, if the redemption of the convertible preferred stock is not solely within the control of the Company since it is at the option of the holder.

Warrants

     In accordance with ASC 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company’s warrants were previously classified as a liability, at fair value, as a result of a related registration rights agreement that contains certain requirements for registering the underlying common shares, but had no provision for penalties upon the failure to register. At each balance sheet date, this liability’s fair value was re-measured and adjusted with the corresponding change in fair value recorded in the consolidated statements of operations and comprehensive loss. After the Company met the requirements for registering the underlying common shares in the fiscal year ended September 30, 2014, the fair value of the warrants was reclassified to equity (additional paid-in capital).

Preferred Stock Accretion

     At the date of issuance, the carrying amount of the convertible preferred stock was less than the redemption value. As a result of the Company’s determination that redemption was probable, the carrying value was increased by periodic accretions so that the carrying value was equal to the redemption amount at the earliest redemption date. Such accretion was recorded as a preferred stock dividend.

Revenue Recognition

     The Company generally recognizes revenue from product sales to its customers when: (1) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (2) persuasive evidence of an arrangement exists; (3) the Company has no continuing obligations to the customer; and (4) collection of the related accounts receivable is reasonably assured. The Company defers revenue when it receives consideration before achieving the criterion previously mentioned.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2        ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions

     Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other (income) expense” in the accompanying consolidated statements of operations and comprehensive loss. The approximate net losses from foreign currency transactions for continuing operations was approximately $20,000 and $28,000 for the fiscal years ended September 30, 2015 and 2014, respectively. Such foreign currency transaction losses were primarily the result of Euro denominated sales to certain customers.

Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss, which is included as a component of shareholders’ equity, represents translation adjustments related to the Company’s foreign subsidiaries.

Fair Value of Financial Instruments

     For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. The Company records its financial instruments that are accounted for under ASC 320, “Investments-Debt and Equity Securities” (“ASC 320”) at fair value. In addition, the Company recorded its warrant liability at fair value, prior to its reclassification to equity. The determination of fair value is based upon the fair value framework established by ASC 820 “Fair Value Measurement”. ASC 820 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy is broken down into three levels based on the source of inputs as follows: (a) Level 1 –valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; (b) Level 2 – valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and (c) Level 3 – valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable, thus, reflecting assumptions about the market participants.

Share-Based Compensation Expense

     The Company recognizes employee and director share-based compensation in its consolidated statements of operations and comprehensive loss at the grant-date fair value of stock options and other equity-based compensation. The determination of stock option grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 8- Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2        ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

     In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was further amended and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

     In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, "Compensation -Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of ASU 2014-12 will have a material impact on its consolidated financial statements.

     In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within the scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

      In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within the classified balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

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

	For the Fiscal Years Ended September 30,
	2015	2014
Net sales	$-	$-
Gross (loss) profit	-	(9,700)
Operating expenses	(1,037)	(316,404)
Other income	200,000	70
Income (loss) from discontinued operations	$198,963	$(326,034)

     As of September 30, 2015, the Company did not have assets or liabilities associated with discontinued operations. As of September 30, 2014, the Company held an immaterial amount of assets and liabilities for discontinued operations.

     The Company had $280,000 of accounts receivable relating to overdue payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release. Due to the age of the accounts receivable and G-Form’s non-responsiveness to the Company’s communication related to the matter, the Company established a full reserve for this receivable as of September 30, 2014, which was recognized as Operating Expenses in Fiscal 2014. In December 2014, the Company recovered $200,000 from a third party, which was recognized as other income in Fiscal 2015. The Company has completed its exit of its Retail business.

NOTE 4         MARKETABLE SECURITIES

     In late December 2014, the Company closed its investments account and liquidated its investments in marketable securities. Equity securities were carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy under ASC 820. The corresponding unrealized holding gains or losses of securities classified as trading are recognized in earnings. The Company’s marketable securities as of September 30, 2014 are summarized in the table below:

Fiscal Year Ended
September 30, 2014
Trading:
Cost	$1,320,816
Unrealized gains	48,560
Unrealized losses	(318,146)
Total fair value	$1,051,230

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4         MARKETABLE SECURITIES (CONTINUED)

     Net gains and losses on marketable securities for the fiscal year ended September 30, 2015 were $547,000 and $(657,000), respectively and are included in the accompanying consolidated statements of operations and comprehensive loss. Net gains and losses on marketable securities for the fiscal year ended September 30, 2014 were approximately $655,000 and $(902,000), respectively and are included in the accompanying consolidated statements of operations and comprehensive loss.

     The following table presents the Company’s fair value hierarchy for assets, consisting of marketable securities, measured at fair value on a recurring basis at September 30, 2014:

	Level 1	Level 2	Level 3	Total
Equity securities	$1,051,230	$-	$-	$1,051,230
Total assets at fair value at September 30, 2014	$1,051,230	$-	$-	$1,051,230

NOTE 5 PROPERTY AND EQUIPMENT

     Property and equipment and related accumulated depreciation and amortization are summarized in the table below:

	As of September 30,
	2015	2014
Furniture, fixtures and equipment	$398,903	$436,120
Leasehold improvements	97,107	99,854
Property and equipment, cost	496,010	535,974
Less: accumulated depreciation and amortization	(417,277)	(436,984)
Property and equipment, net	$78,733	$98,990

NOTE 6        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are summarized in the table below:

	As of September 30,
	2015	2014
Deferred revenue	$713,105	$-
Personnel cost	200,005	277,430
Accrued settlements (former CEO and CFO)	90,572	-
Accrued legal settlements	-	150,000
Other	35,403	124,481
Accrued expenses and other current liabilities	$1,039,085	$551,911

NOTE 7        SHAREHOLDERS’ EQUITY

Anti-takeover Provisions

Shareholder Rights Plan

On April 26, 2013, the Board of Directors (the “Board”) adopted a Shareholder Rights Plan, as set forth in the Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. Pursuant to the Rights Agreement, the Board declared a dividend distribution of one Right (a “Right”) for each outstanding share of Company Common Stock, par value $0.01 per share (the “Common Stock”) to shareholders of record at the close of business on May 6, 2013, which date will be the record date, and for each share of Common Stock issued (including shares distributed from treasury) by the Company thereafter and prior to the Distribution Date (as described below and defined in the Rights Agreement). Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), at an exercise price of $4.00 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7         SHAREHOLDER’S EQUITY (CONTINUED)

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

     At the December 30, 2014 Annual Shareholders Meeting, the shareholder vote resulted in the turnover of a majority of the Board members, which represented a Change of Control pursuant to the terms of the Convertible Preferred Stock. On December 31, 2014, the Company recognized the balance of the accretion which brought the Convertible Preferred Stock carrying value up to its redemption value due to the likelihood of the holders requesting redemption. On January 9, 2015, the Company received a notice of deemed liquidation from a majority of the outstanding Convertible Preferred Stockholders in which they requested redemption of their Convertible Preferred Stock. On February 23, 2015 the Company paid an aggregate $1,287,737 to the Convertible Preferred Stockholders, in order to redeem all of the outstanding shares of Convertible Preferred Stock.

     Dividends on the Convertible Preferred Stock totaled approximately $21,000 and $76,000 for the fiscal years ended September 30, 2015 and 2014, respectively. These dividends, in addition to the accretion, totaled approximately $476,000 and $193,000 for the fiscal years ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and 2014, the carrying value of the Convertible Preferred Stock was $0 and approximately $833,000, respectively, and is included on the Company’s consolidated balance sheets as temporary equity.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7        SHAREHOLDER’S EQUITY (CONTINUED)

Warrants

     During the quarter ended March 31, 2014, the Company met the requirements of a registration rights agreement for registering the underlying common shares and the 6% Senior Convertible Preferred Stock warrant liabilities with a fair value of $599,000 (net of issuance costs) were reclassified to equity (additional paid-in capital).

     In accordance with ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity”, the Company’s warrants were initially classified as a liability, at fair value, as a result of a related registration rights agreement that contained certain requirements for registering the underlying common shares, but has no provision for penalties upon the failure to register. At each consolidated balance sheet date, this liability’s fair value was remeasured and adjusted with the corresponding change in fair value recorded in the consolidated statements of operations and comprehensive loss. After the Company met the requirements for registering the underlying common shares in the fiscal year ended September 30, 2014, the warrants were reclassified to equity (additional paid-in capital).

     Between June 28, 2013 and August 14, 2013, in connection with the issuance of 6% Senior Convertible Preferred Stock, the Company issued ten-year warrants to purchase 648,846 shares of common stock with an exercise price of $1.84 per share.

     During the fiscal year ended September 30, 1999, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $1.75 per shares. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the United States Securities and Exchange Commission (the “Commission”). As of September 30, 2015, no such registration statement has been filed with the Commission.

Stock Repurchase

     In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, through September 30, 2015, the Company repurchased an aggregate of 223,614 shares at a cost of approximately $485,000. During the fiscal years ended September 30, 2015 and 2014, the Company repurchased and retired an aggregate of 10,340 and 40,671 shares, respectively, of its outstanding restricted common stock at a cost of approximately $12,000 and $47,000, respectively, in connection with the vesting of employee restricted stock awards, wherein certain employees surrendered a portion of their award in order to fund certain tax withholding obligations.

Retirement of Treasury Stock

     On December 5, 2014, the Board of Directors approved the retirement of 706,410 shares of existing treasury stock.

NOTE 8     SHARE-BASED COMPENSATION

2011 Long Term Incentive Plan

     In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Forfeited awards are eligible for re-grant under the 2011 Plan. The total shares of common stock available for grants of equity awards under the 2011 Plan was 424,813 as of September 30, 2015. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the plan. Options generally expire ten years after the date of grant.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8        SHARE-BASED COMPENSATION (CONTINUED)

2007 Equity Incentive Plan

     The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended, in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Forfeited awards are eligible for re-grant under the 2007 Plan. The total shares of common stock available for grants of equity awards under the 2007 Plan was 149,640 as of September 30, 2015. The exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan. Options generally expire ten years after the date of grant.

1996 Stock Incentive Plan

     The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006. The exercise price of incentive stock options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expire ten years after the date of grant. Unexercised options granted prior to 1996 Plan expiration remain outstanding until the earlier of exercise or option expiration. Under the 1996 Plan, 20,000 fully vested common stock options are the only awards that remain outstanding and unexercised, all at exercise prices higher than the fair market value of the common stock at September 30, 2015.

Stock Option Awards

     On December 11, 2013, the Company granted ten-year incentive stock options to purchase an aggregate of 32,500 shares of common stock (25,000 options were granted pursuant to the 2007 Plan and 7,500 options were granted pursuant to the 2011 Plan) at an exercise price of $1.59 per share to executives of the Company. The options vest ratably over three years on the anniversaries of the date of grant. The options had an aggregate grant date value of $29,250.

     Effective January 15, 2015, in connection with the Company’s former Chief Executive Officer’s voluntary termination, previously outstanding unvested stock options to purchase an aggregate of 83,334 shares of common stock at exercise prices ranging from $1.59 to $5.31 per share that would have been forfeited pursuant to their original terms were modified such that the options vested on January 28, 2015. In connection with the “improbable to probable” modification, the Company recorded a credit of approximately $(31,000) during the fiscal year ended September 30, 2015. See Note 11 for additional details in connection with the termination.

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

     On August 4, 2015, the Company granted ten-year incentive stock options to six employees to purchase an aggregate of 32,500 shares of common stock at an exercise price of $0.67 per share, pursuant to the 2011 Plan. The options vest as follows: an aggregate of 10,832 shares on the one year anniversary of the date of grant, an aggregate of 10,832 shares on the two year anniversary of the date of grant and an aggregate of 10,836 shares on the three year anniversary of the date of grant. The options had an aggregate grant date value of $13,000.

     The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	Fiscal Years Ended September 30,
	2015	2014
Risk free interest rate	1.79% - 1.92%	1.86%
Expected term (years)	5.90 - 6.00	6.00
Expected volatility	64.4% - 65.3%	63.2%
Expected dividends	0%	0%
Estimated annual forfeiture rate	10%	10%

     During the fiscal year ended September 30, 2015 and 2014, the Company granted 82,500 and 32,500 stock options at weighted average grant date fair values per share of $0.39 and $0.90, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8        SHARE-BASED COMPENSATION (CONTINUED)

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

     The Company recognized compensation expense of approximately $(27,000) and $43,000 in continuing operations for stock option awards in its consolidated statements of operations and comprehensive loss for the fiscal years ended September 30, 2015 and 2014, respectively.

     As of September 30, 2015, there was approximately $29,000 of total unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over the remainder of the weighted average vesting period of 1.8 years.

     The following table summarizes stock option activity during the fiscal years ended September 30, 2015 and 2014:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2013	897,000	$3.24
Granted	32,500	1.59
Exercised	-	-
Forfeited	(151,000)	3.50
Outstanding, September 30, 2014	778,500	$3.12
Granted	82,500	0.65
Exercised	-	-
Forfeited	(550,000)	3.17
Outstanding, September 30, 2015	311,000	$2.39	5.7	$61,025

Exercisable, September 30, 2015	235,125	$2.84	4.6	$13,400

     The table below provides additional information regarding stock option awards that were outstanding and exercisable at September 30, 2015:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8        SHARE-BASED COMPENSATION (CONTINUED)

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.64 to $1.99	$ 0.93	122,500	$ 1.28	6.4	55,000
$2.00 to $2.99	2.46	96,000	2.46	3.9	95,750
$3.00 to $3.99	3.74	72,500	3.74	5.4	64,375
$4.00 to $6.02	6.02	20,000	6.02	0.6	20,000
		311,000		4.6	235,125

Restricted Stock Awards

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

     On December 5, 2014, the Company granted an aggregate of 30,000 shares of restricted stock to directors of the Company, pursuant to the 2011 Plan. The shares were scheduled to vest on the one-year anniversary from the date of grant and the aggregate grant date value of $34,800 was scheduled to be recognized proportionate to the vesting period. On January 5, 2015, the aggregate of 30,000 shares of restricted stock were forfeited and retired when the shareholders did not elect these directors.

     On February 23, 2015, the Company granted an aggregate of 210,000 shares of restricted stock, of which 175,000 shares went to current directors and 35,000 went to a former officer (see Note 11 – Commitments and Contingencies – Former CFO Agreement) of the Company, of which 140,000 shares and 70,000 shares were pursuant to the 2007 Plan and 2011 Plan, respectively. The shares vest as follows: (i) 35,000 shares vest immediately, and (ii) 175,000 shares vest on the one-year anniversary from the date of grant. The aggregate grant date value of $193,200 will be recognized proportionate to the vesting period.

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

     On August 5, 2015, the Company granted 35,000 shares of restricted stock to a member of the Board, pursuant to the 2011 Plan which vests on the one year anniversary of the date of grant. The grant date value of $23,800 will be recognized proportionate to the vesting period.

     The Company recognized compensation expense of approximately $97,000 and $189,000 in continuing operations for restricted stock awards in its consolidated statements of operations and comprehensive loss for the fiscal years ended September 30, 2015 and 2014, respectively.

     As of September 30, 2015, there was approximately $109,000 of unrecognized compensation cost related to shares of unvested restricted stock, which is expected to be recognized over the remainder of the weighted average vesting period of 0.8 years.

     The following table summarizes restricted stock activity during the fiscal years ended September 30, 2015 and 2014:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, September 30, 2014	371,375	$1.16	$430,795
Granted	95,000	1.59	151,450
Vested	(123,794)	1.16	(143,601)
Forfeited	(85,000)	1.16	(98,600)
Non-vested, September 30, 2014	257,581	1.32	340,044
Granted	325,000	0.87	283,800
Vested	(192,958)	1.21	(234,281)
Forfeited	(126,291)	1.26	(159,398)
Non-vested, September 30, 2015	263,332	$0.87	$230,165

NOTE 9 INCOME TAXES

     The Company’s provision (benefit) for income taxes consists of the following United States federal and state, and foreign components:

	For The Fiscal Years Ended
	September 30,
	2015	2014
Current:
Federal	$-	$-
State	-	-
Foreign	-	-

Deferred:
Federal	(307,369)	(364,106)
State	(45,201)	(21,418)
Foreign	14,013	11,669
	(338,557)	(373,855)
Change in valuation allowance	338,557	373,855
Income tax provision (benefit)	$-	$-

     The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carry forwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9        INCOME TAXES (CONTINUED)

	As of September 30,
	2015	2014
Deferred tax assets:
Net operating losses	$3,936,614	$3,338,494
Realized losses on securities	383,795	321,557
Unrealized losses on securities	-	105,139
Share-based compensation	155,432	361,337
Alternative minimum tax credit	99,757	99,757
Excess tax over book basis in inventory	109,175	64,682
Other	-	34,437
	4,684,773	4,325,403
Valuation Allowance	(4,553,370)	(4,214,813)
Net deferred tax assets	131,403	110,590
Deferred tax liabilities
Prepaid insurance	(118,167)	(89,721)
Excess book over tax basis in fixed assets	(13,236)	(20,869)
	(131,403)	(110,590)

Total	$-	$-

     As of September 30, 2015 and 2014, the Company has no unrecognized income tax benefits. At September 30, 2015, the Company had available total net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $9,519,000 and $5,680,000, respectively, expiring through 2035, resulting in deferred tax assets in respect of U.S. Federal and state income taxes of approximately $3,237,000 and $292,000, respectively. In addition, at September 30, 2015, the Company had total available net operating loss carryforwards for foreign income tax purposes of approximately $4,637,000 resulting in a deferred tax asset of approximately $408,000, expiring through 2022. Total net deferred tax assets, before valuation allowances, was $4,553,000 and $4,215,000 at September 30, 2015 and 2014, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested; therefore, in accordance with U.S. generally accepted accounting principles, no provision for U.S. Federal and state income taxes would result. As of September 30, 2015, there were no accumulated earnings of any of the Company’s foreign subsidiaries.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9        INCOME TAXES (CONTINUED)

     As of September 30, 2015, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently invested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its total deferred tax assets. As of September 30, 2015 and 2014, the valuation allowances were approximately $4,553,000 and $4,215,000, respectively. In the future, the utilization of the Company's net operating loss carryfowards may be subject to certain change of control limitations. If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income tax expense” line item of the Company’s consolidated statements of operations and comprehensive loss.

     The significant elements contributing to the difference between the United States Federal statutory tax rate and the Company’s effective tax rate are as follows:

	For The Fiscal Years Ended
	September 30,
	2015	2014
US federal statutory rate	(34.0%)	(34.0%)
State tax rate, net of federal benefit	(5.0%)	(5.0%)
Permanent differences:
Share-based compensation	9.9%	0.4%
Other	0.4%	7.4%
Foreign rate differential	(5.3%)	(5.0%)
Other	10.4%	(10.5%)
Change in valuation allowance	23.6%	46.7%

Income tax provision	0.0%	0.0%

     As of September 30, 2015 and 2014, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations and comprehensive loss. For the periods presented in the accompanying consolidated statements of operations and comprehensive loss, no material income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2012 are closed to Federal and State examination.

NOTE 10        LOSS PER SHARE

     Basic loss per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of (a) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method, (b) shares that would be issued upon the conversion of convertible preferred stock and (c) shares of non-vested restricted stock. Net loss from continuing operations per basic and diluted share for the fiscal years ended September 30, 2015 and 2014 are net of preferred stock cash dividends and accretion.

     For the fiscal years ended September 30, 2015 and 2014, the Company calculated the basic and diluted loss per share in accordance with ASC 260, as follows:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10        LOSS PER SHARE (CONTINUED)

	For the Fiscal Years Ended September 30,
	2015	2014
Numerator:
Net loss	$(1,433,981)	$(799,906)
Preferred stock dividends and accretion	(475,580)	(193,200)
Net loss to common shareholders	$(1,909,561)	$(993,106)
Denominator:
Weighted average basic common shares	8,342,168	8,186,926
Effect of dilutive securities (1)	-	-
Weighted average diluted common shares	8,342,168	8,186,926
Basic loss per share	$(0.23)	$(0.12)
Diluted loss per share (1)	$(0.23)	$(0.12)

(1)

Due to the net loss to common shareholders in each of the years presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive.

     The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of September 30,
	2015	2014
Options	311,000	778,500
Warrants	723,846	723,846
Convertible preferred stock	-	692,919
Non-vested restricted stock	263,332	257,581
Total potentially dilutive shares	1,298,178	2,452,846

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11        COMMITMENTS AND CONTINGENCIES

Former CEO Agreement

     Effective January 15, 2015, the Company’s Chief Executive Officer (“Former CEO”) voluntarily resigned from his position and entered into an agreement with the Company, pursuant to which the Former CEO agreed to waive all payments under his Employment Agreement and all future claims against the Company. Under the agreement, for six months following his termination of active employment, the Former CEO will receive his regular monthly base salary and will remain eligible to participate in medical and dental plans similar to his current coverage level for a period of twelve months. The Former CEO will also receive a cash payment of $7,852 in lieu of shares of restricted stock of the Company that would otherwise vest on November 8, 2015. In addition, the Former CEO will retain certain other ancillary benefits for limited periods. The agreement includes customary confidentiality, non-solicitation, non-competition, non-disparagement and release provisions. As of September 30, 2015, the remaining obligation to the Former CEO of approximately $1,000 is reflected as an accrual in the consolidated balance sheets.

Former CFO Agreement

     On February 16, 2015, the Company entered into a settlement agreement and mutual release with the Company’s former Chief Financial Officer (“Former CFO”), James McKenna, in connection with a lawsuit filed by Mr. McKenna on August 26, 2014 in the U.S. District Court for the Southern District of New York against the Company and then-directors Frank LaGrange Johnson, Robert Garrett, John F. Chiste, Timothy Gordon and Owen P.J. King (the “SDNY Lawsuit”), alleging purported claims of retaliation for whistleblowing under the Dodd-Frank Act, breach of contract and breach of the covenant of good faith and fair dealing all as against the Company, and a single claim for tortious interference with contract as against the individual defendants. The complaint sought an unspecified amount of monetary consequential damages and punitive damages. Pursuant to the agreement, Mr. McKenna and the Company agreed to settle and release all disputes or claims against the other party related to the SDNY Lawsuit and any such disputes or claims arising out of Mr. McKenna’s employment with the Company, without an admission of liability or wrongdoing. Under the Agreement, Mr. McKenna will receive a cash payment of $315,000, representing 18 months’ salary at the rate specified in Mr. McKenna’s Amended Employment Agreement, signed between the Company and Mr. McKenna and dated October 26, 2012. Mr. McKenna will also receive approximately $375,000 in legal fees, back pay, prior out-of-pocket benefits, taxes and penalties on Mr. McKenna’s 401(k) loan, and accrued paid time off, in addition to 35,000 restricted stock units vesting immediately. The Agreement includes customary non-disparagement and release provisions. As of September 30, 2015, the remaining obligation to the Former CFO of approximately $90,000 is reflected as an accrual in the consolidated balance sheets.

Appointment of Chief Executive Officer

       Effective July 1, 2015, the Board of the Company appointed Terence Wise, 67, as its Chief Executive Officer (“CEO”).  Mr. Wise has served as a director of Forward since February 2012 and was appointed Chairman of the Board in January 2015. He has over 30 years of experience in the furniture, plastics, luggage and accessories industries. Mr. Wise serves as principal and Chairman of The Justwise Group Limited, which he founded in 1977, a company that specializes in the procurement of consumer durable products from Asia and is an established supplier to a list of major U.K. multi-channel retailers. Mr. Wise also serves as a principal of Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation) (“Forward China”) and has significant shareholdings in two manufacturing plants in China.

Appointment of Chief Financial Officer

       Effective June 22, 2015, the Board of the Company appointed Michael Matte, 56, as its Chief Financial Officer (“CFO”). Prior to joining the Company, Mr. Matte served as the CFO and Chief Accounting Officer of Aspen Group, Inc., an online distance-learning education service in the United States, until March 2014. Mr. Matte also served as an Executive Vice President of Finance and CFO of MeetMe, Inc. (formerly, QuePasa Corp.) from October 2007 to March 2013 and as the CFO for Cyberguard from February 2001 to April 2006. Mr. Matte currently serves on the Board of Directors of Coqui Radio Pharmaceutical, a position he has held since June 2013, and previously served on the Board of Directors of Iris International from January 2004 until April 2012. Mr. Matte has also served as a director for QuePasa Corp. from July 2006 until October 2007 and for Geltec Solutions from September 2008 until October 2009. Mr. Matte began his career at PricewaterhouseCoopers where he served as a senior audit manager.

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

     As of February 1, 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $84,000 as of September 30, 2015) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee. Forward Switzerland would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's sales in The Netherlands, (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes, (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand, and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

     The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods until February 28, 2015 (as amended), unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. On January 8, 2015, an amendment was executed to extend the expiration to February 28, 2016. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $1.7 million at September 30, 2015). As of September 30, 2015, the Company had not incurred a liability in connection with this guarantee.

Lease Commitments

     The Company rents certain of its facilities under leases expiring at various dates through September 2020. Total rent expense included in continuing operations for the years ended September 30, 2015 and 2014 amounted to approximately $138,000 and $179,000 (net of $185,000 and $185,000 of rental income from a sub-lease), respectively. The following table summarizes the future minimum lease payments required under these leases (exclusive of future minimum sublease rental receipts in the aggregate of approximately $201,000 due under non-cancelable subleases).

Fiscal Years Ended September 30,	Amount
2016	$278,000
2017	85,000
2018	87,000
2019	90,000
2020	93,000
Total lease commitments	$633,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12        RELATED PARTY TRANSACTIONS

New York Office Rent

     On February 1, 2014, the Company began leasing office space in New York, New York for its former Chief Executive Officer at a rate of $2,500 per month from LaGrange Capital Administration, L.L.C. (“LCA”). This lease was month-to-month and was cancellable by either the Company or LCA at any time. Effective April 1, 2014, LCA increased the monthly rental charge (inclusive of rent, allocable share of office assistant, and equipment leases) from $2,500 to approximately $12,700 per month. During the fiscal year ended September 30, 2015, the Company recognized approximately $51,000 of rent expense related to the New York office. During the fiscal year ended September 30, 2014, the Company recognized approximately $81,000 of rent expense related to the New York office. The month-to-month lease was cancelled by the Company in January 2015. Beginning in February 2015, the Company no longer rents an office in New York for the Chief Executive Officer.

Buying Agency and Supply Agreement

     On September 9, 2015, the Company renewed a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries (Asia-Pacific) Corporation (formerly known as Seaton Global Corporation), a BVI corporation (“Forward China”) on substantially the same terms as its existing buying agency and supply agreement with the Forward China, which was due to expire on September 11, 2015.  The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China shall act as the Company’s exclusive buying agent of Products (as defined in the Supply Agreement) in the Asia Pacific region.  Forward China shall also arrange for sourcing, manufacture and exportation of such Products.  The Company shall purchase products at Forward China’s cost and shall pay a service fee to Forward China. The service fee is calculated at $100,000 monthly plus 4% of “Adjusted Gross Profit.” “Adjusted Gross Profit” is defined as the selling price less the cost from Forward China.  The Supply Agreement shall terminate on September 8, 2018, subject to renewal.  Terence Bernard Wise, the Chairman and Chief Executive Officer of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, owns shares of the Company’s common stock. The Company incurred approximately $1,522,000 and $1,406,000, respectively, during the fiscal years ended September 30, 2015 and 2014, in service fees paid to Forward China, which are included as a component of costs of goods sold in continuing operations in the accompanying consolidated statements of operations and comprehensive loss.

Investment Management Agreement

     On April 16, 2013, the Company entered into an Investment Management Agreement (the “Agreement”) with LCA, pursuant to which the Company retained LCA to manage certain investment accounts funded by the Company (collectively, the “Account”). The Agreement was effective as of February 1, 2013 and operations ceased just prior to December 31, 2014 and the agreement formally terminated effective February 1, 2015.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12        RELATED PARTY TRANSACTIONS (CONTINUED)

     As compensation for its services to the Company, LCA was entitled to advisory fees, comprised of an asset-based fee and a performance fee, as provided in the Agreement. The asset-based fee equaled 1% per annum of the average Account Net Asset Value (“Account NAV”). The performance fee equaled 20% of the increase (if any) in the Account NAV over an annual period. No performance fee was payable for any annual period in which the Account NAV at the end of such annual period is below the highest Account NAV at the end of any previous annual period. In addition to such advisory fees, the Company will reimburse LCA for certain investment and operational expenses. During the fiscal years ended September 30, 2015 and 2014, the Company recognized $0 and approximately $12,000, respectively, of expense in continuing operations in its consolidated statements of operations and comprehensive loss related to asset based advisory fees. The Company has not recorded any expense related to performance based advisory fees during the fiscal years ended September 30, 2015 and 2014.

     There were no new funds invested with LCA during the fiscal years ended September 30, 2015 and 2014. During the fiscal years ended September 30, 2015 and 2014, the Company purchased approximately $11,000 and $5,800,000 of marketable securities, respectively. During the fiscal years ended September 30, 2015 and 2014, the Company sold approximately $952,000 and $5,600,000 of marketable securities, respectively. As a result of these activities, the Company recognized approximately $110,000 and $247,000 of net investment losses during the fiscal years ended September 30, 2015 and 2014, respectively.

NOTE 13        LEGAL PROCEEDINGS

     From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. As of September 30, 2015, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 14        401(K) PLAN

     The Company maintains a 401(k) benefit plan allowing eligible United States-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. In accordance with applicable Safe Harbor provisions, the Company made matching contributions related to its continuing operations of approximately $55,000 and $69,000 during the fiscal years ended September 30, 2015 and 2014, respectively, which are reflected in the accompanying consolidated statements of operations and comprehensive loss. The Company’s contributions vest immediately.

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

Revenues from External Customers

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15     OPERATING SEGMENT INFORMATION (CONTINUED)

The following table presents net sales by geographic region.

	(dollars in thousands)
	Fiscal Years Ended September 30,
	2015	2014
Americas:
United States	$7,432	$9,382
Other	348	467
Total Americas	7,780	9,849

APAC Region:
Hong Kong	9,628	8,608
Other	2,293	3,043
Total APAC	11,921	11,651

EMEA Region:
Germany	5,319	7,238
Poland	3,998	3,955
Other	996	667
Total Europe	10,313	11,860
Total Net Sales	$30,014	$33,360

Long-Lived Assets

     Identifiable long-lived assets, consisting predominately of property, plant and equipment, are presented net of accumulated depreciation and amortization and segregated by geographic region as follows:

	(dollars in thousands)
	Fiscal Years Ended September 30,
	2015	2014
Americas	$120	$140
EMEA Region	-	-
APAC Region	-	-
Total long-lived assets (net)	$120	$140

Supplier Concentration

     The Company procures all its supply of carrying solutions products from independent suppliers in China through Forward China. Depending on the product, the Company may require several different suppliers to furnish component parts or pieces. The Company purchased approximately 100% and 95% of its OEM products from four such suppliers in Fiscal 2015 and 2014, respectively. The approximate percentages of purchases of OEM products from each of these four suppliers with respect to continuing operations for Fiscal 2015 and Fiscal 2014 are as follows:

	Fiscal Years Ended September 30,
Supplier:	2015	2014
OEM Supplier A	100%	66%
OEM Supplier B	-%	20%
OEM Supplier C	-%	5%
OEM Supplier D	-%	3%
OEM Supplier E	-%	1%
Totals	100%	95%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15     OPERATING SEGMENT INFORMATION (CONTINUED)

Major Customers

     The following customers or their affiliates or contract manufacturers accounted for more than ten percent of the Company’s net sales, by geographic region.

	Fiscal Year Ended September 30, 2015
	Americas	APAC Region	EMEA Region	Total Company
Diabetic Customer A	-%	81%	2%	33%
Diabetic Customer B	20%	2%	12%	10%
Diabetic Customer C	34%	-%	44%	24%
Diabetic Customer D	20%	2%	27%	15%
Other Customer C	5%	-%	-%	1%

	Fiscal Year Ended September 30, 2014
	Americas	APAC Region	EMEA Region	Total Company
Diabetic Customer A	-%	87%	4%	27%
Diabetic Customer B	24%	3%	19%	14%
Diabetic Customer C	24%	-%	58%	24%
Diabetic Customer D	14%	2%	22%	11%
Other Customer C	20%	-%	1%	6%

* Other Customer A, B, and D represented less than ten percent of the Company’s net sales of any geographic region during the fiscal years ended September 30, 2015 and 2014.

     Four customers (including their affiliates or contract manufacturers) accounted for approximately 82% and 76% of the Company's accounts receivable at September 30, 2015 and 2014, respectively.

NOTE 16        SUBSEQUENT EVENTS

Compensation

     On October 26, 2015, the Company awarded 17,500 shares of restricted stock (pursuant to the 2007 Plan) and a cash bonus of $20,000 to a former executive officer for his service during the year ended September 30, 2015. The shares vest on December 31, 2015 and the grant date value was $19,775.

     On October 26, 2015, the Company accelerated the vesting date of a director grant of 35,000 shares of restricted stock from February 23, 2016 to December 31, 2015.