Form 10-Q
period 2015-12-31
FORWARD INDUSTRIES INC
filed 2016-02-09
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2015.

OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____ to ____.

Commission File Number: 001-34780

________________

FORWARD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

________________

New York	13-1950672
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

477 S. Rosemary Ave., Suite 219, West Palm Beach, FL 33401

(Address of principal executive offices, including zip code)

(561) 465-0030

(Registrant’s telephone number, including area code)

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes [X]        No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on February 8, 2016, which is the latest practical date prior to the filing of this report, was 8,658,179 shares.

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
“Fiscal 2016” refers to our fiscal year ending September 30, 2016;
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

Part I. Financial Information

Item 1. Financial Statements

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,324,565	$4,042,124
Accounts receivable	6,523,579	5,454,129
Inventories	2,884,299	2,866,464
Prepaid expenses and other current assets	377,036	296,012
Total current assets	13,109,479	12,658,729
Property and equipment, net	109,492	78,733
Other assets	40,962	40,962
Total assets	$13,259,933	$12,778,424
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$280,049	$122,803
Due to Forward China	4,285,854	4,168,021
Accrued expenses and other current liabilities	925,974	1,039,085
Total current liabilities	5,491,877	5,329,909
Other liabilities	111,173	115,202
Total liabilities	5,603,050	5,445,111
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
8,658,179 and 8,641,755 shares issued;
8,658,179 and 8,641,755 shares outstanding;
at December 31, 2015 and September 30, 2015, respectively	86,582	86,418
Additional paid-in capital	17,629,809	17,550,047
Accumulated deficit	(10,037,287)	(10,281,367)
Accumulated other comprehensive loss	(22,221)	(21,785)
Total shareholders' equity	7,656,883	7,333,313
Total liabilities and shareholders' equity	$13,259,933	$12,778,424

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,
	2015	2014

Net sales	$7,137,883	$7,943,860
Cost of goods sold	5,615,518	6,381,439
Gross profit	1,522,365	1,562,421
Operating expenses:
Sales and marketing	432,888	682,457
General and administrative	841,666	2,470,424
Total operating expenses	1,274,554	3,152,881
Income (loss) from operations	247,811	(1,590,460)
Other (income) expense:
Interest income	-	(3,015)
Loss on marketable securities, net	-	110,001
Other (income) expense, net	3,731	3,308
Total other (income) expense, net	3,731	110,294

Income (loss) from continuing operations	244,080	(1,700,754)
Income from discontinued operations, net	-	198,963
Net income (loss)	244,080	(1,501,791)
Preferred stock dividends and accretion	-	(473,694)
Net income (loss) applicable to common equity	$244,080	$(1,975,485)

Net income (loss)	$244,080	$(1,501,791)
Other comprehensive loss:
Translation adjustments	(436)	(867)
Comprehensive income (loss)	$243,644	$(1,502,658)

Net income (loss) per basic common share:
Income (loss) from continuing operations	$0.03	$(0.25)
Income (loss) from discontinued operations	0.00	0.02
Net income (loss) per basic common share	$0.03	$(0.23)

Net income (loss) per diluted common share:
Income (loss) from continuing operations	$0.03	$(0.25)
Income (loss) from discontinued operations	0.00	0.02
Net income (loss) per diluted common share	$0.03	$(0.23)

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,387,501	8,443,391
Diluted	8,621,524	8,443,391

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$244,080	$(1,501,791)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Realized and unrealized loss on marketable securities	-	110,001
Share-based compensation	81,593	11,579
Depreciation and amortization	13,085	16,963
Deferred rent	(4,029)	11,305
Changes in operating assets and liabilities:
Accounts receivable	(1,069,450)	(29,378)
Inventories	(17,835)	(220,213)
Prepaid expenses and other current assets	(81,024)	(43,568)
Accounts payable, due to Forward China,
accrued expenses and other current liabilities	161,532	(735,960)
Net cash used in operating activities	(672,048)	(2,381,062)
Cash Flows From Investing Activities:
Proceeds from sales of marketable securities	-	952,127
Purchases of marketable securities	-	(10,898)
Purchases of property and equipment	(43,844)	(23,206)
Net cash (used in) provided by investing activities	(43,844)	918,023
Cash Flows From Financing Activities:
Dividends paid	-	(19,322)
Restricted stock repurchased and retired	(1,667)	(12,199)
Net cash used in financing activities	(1,667)	(31,521)
Net decrease in cash and cash equivalents	(717,559)	(1,494,560)
Cash and cash equivalents at beginning of period	4,042,124	6,477,132
Cash and cash equivalents at end of period	$3,324,565	$4,982,572

Supplemental Disclosure of Cash Flow Information:
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock accretion	$-	$454,372
Reclassification of warrant liability, net	$-	$1,260,057

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

     In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending September 30, 2016. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and with the disclosures and risk factors presented herein and therein, respectively. The September 30, 2015 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (CONTINUED)

Income Taxes

     The Company accounts for its income taxes in accordance with U.S. GAAP, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. As of December 31, 2015, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

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

Share-Based Payment Expense

     The Company recognizes employee and director share-based compensation in its condensed consolidated statements of operations and comprehensive income (loss) at the grant-date fair value of stock options and other equity-based compensation. The determination of stock option grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 5 - Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

Recent Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 -Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was further amended and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Three Months Ended
	December 31,
	2015	2014
Net sales	$-	$-
Gross loss	-	-
Operating (expenses)	-	(1,082)
Other income	-	200,045
Income from discontinued operations, net	$-	$198,963

     The Company had $280,000 of accounts receivable relating to overdue payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release. Due to the age of the accounts receivable and G-Form’s non-responsiveness to the Company’s communication related to the matter, the Company established a full reserve for this receivable as of September 30, 2014. In December 2014, the Company recovered $200,000 from a third party, which was recognized as other income during the three months ended December 31, 2014. There was no activity in discontinued operations for the three months ended December 31, 2015.

NOTE 4     SHAREHOLDERS’ EQUITY

6% Senior Convertible Preferred Stock

     As of the 6% Senior Convertible Preferred Stock issuance date, the carrying amount was less than the redemption value. As a result of the Company’s determination that redemption was probable, the carrying value was being increased by periodic accretions so that the carrying value would equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend.

     Dividends on the 6% Senior Convertible Preferred Stock totaled approximately $0 and $19,000 for the three months ended December 31, 2015 and 2014, respectively. These dividends, in addition to the accretion, totaled approximately $0 and $474,000 for the three months ended December 31, 2015 and 2014, respectively. At the December 30, 2014 Annual Meeting, the shareholder vote resulted in the turnover of a majority of the Board members, which represented a Change of Control pursuant to the terms of the Convertible Preferred Stock. On December 31, 2014, the Company determined to recognize the balance of the accretion and bring the Convertible Preferred Stock carrying value up to its redemption value due to the likelihood of the holders requesting redemption. On January 9, 2015, the Company received a notice of deemed liquidation from a majority of the outstanding Convertible Preferred Stockholders in which they requested redemption of their Convertible Preferred Stock. On February 23, 2015 the Company paid an aggregate of $1,287,737 to the Convertible Preferred Stockholders, in order to redeem all of the outstanding shares of Convertible Preferred Stock.

Stock Repurchase

     In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, through December 31, 2015, the Company repurchased an aggregate of 224,690 shares at a cost of approximately $487,000. During the three months ended December 31, 2015, the Company repurchased and retired an aggregate of 1,076 shares of its outstanding restricted common stock at a cost of approximately $2,000 in connection with the vesting of employee restricted stock awards, wherein certain employees surrendered a portion of their award in order to fund certain tax withholding obligations.

Changes in Shareholders’ Equity

     Changes in shareholders’ equity for the three months ended December 31, 2015 are summarized below:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4     SHAREHOLDERS’ EQUITY (CONTINUED)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance - September 30, 2015	8,641,755	$86,418	$17,550,047	$(10,281,367)	$(21,785)	$7,333,313
Restricted stock award issuances	17,500	175	(175)	-	-	-
Restricted stock repurchased and retired	(1,076)	(11)	(1,656)	-	-	(1,667)
Share-based compensation	-	-	81,593	-	-	81,593
Foreign currency translation	-	-	-	-	(436)	(436)
Net loss	-	-	-	244,080	-	244,080
Balance - December 31, 2015	8,658,179	$86,582	$17,629,809	$(10,037,287)	$(22,221)	$7,656,883

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTE 5     SHARE-BASED COMPENSATION

Stock Option Awards

     There were no options granted during the three months ended December 31, 2015 and 2014.

     The Company recognized compensation expense of approximately $4,000 and $12,000 in continuing operations for stock option awards in its condensed consolidated statements of operations and comprehensive income (loss) for the three month periods ended December 31, 2015 and 2014, respectively.

     As of December 31, 2015, there was approximately $25,000 of total unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over the remainder of the weighted average vesting period of 1.6 years.

     The following table summarizes stock option activity during the three months ended December 31, 2015:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2015	311,000	$2.39
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2015	311,000	$2.39	5.5	$73,325

Exercisable, December 31, 2015	235,125	$2.84	4.3	$17,600

     The following table provides additional information regarding stock option awards that were outstanding and exercisable at December 31, 2015:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5     SHARE-BASED COMPENSATION (CONTINUED)

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.64 to $1.99	$0.93	122,500	$1.28	6.2	55,000
$2.00 to $2.99	2.46	96,000	2.46	3.6	95,750
$3.00 to $3.99	3.74	72,500	3.74	5.1	64,375
$4.00 to $6.02	6.02	20,000	6.02	0.3	20,000
		311,000		4.3	235,125

Restricted Stock Awards

     On October 26, 2015, the Company granted 17,500 shares of restricted stock, pursuant to the 2007 Plan, to a director of the Company. The shares vested on December 31, 2015. The grant date value of $19,775 was recognized over the service period.

     On October 26, 2015, the Company accelerated the vesting date of 35,000 shares of restricted stock that were previously granted to a director of the Company from February 23, 2016 to December 31, 2015. The Company analyzed the modification as of the modification date and determined that the modification did not result in any incremental compensation expense, however, the remaining unamortized compensation expense attributable to the original award was recognized over the modified remaining service period.

     The Company recognized compensation expense of approximately $78,000 and $0 in continuing operations for restricted stock awards in its condensed consolidated statements of operations and comprehensive income (loss) for the three months ended December 31, 2015 and 2014, respectively.

     As of December 31, 2015, there was approximately $53,000 of unrecognized compensation cost related to shares of unvested restricted stock, which is expected to be recognized over the remainder of the weighted average vesting period of 1 year.

     The following table summarizes restricted stock activity during the three months ended December 31, 2015:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, September 30, 2015	263,332	$0.87	$230,165
Granted	17,500	1.13	19,775
Vested	(69,166)	1.04	(72,158)
Forfeited	-	-	-
Non-vested, December 31, 2015	211,666	$0.84	$177,782

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6     INCOME (LOSS) PER SHARE

     Basic income (loss) per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted income (loss) per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of (a) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method, (b) shares that would be issued upon the conversion of convertible preferred stock and (c) shares of non-vested restricted stock. Net income (loss) from continuing operations per basic and diluted share for the three months ended December 31, 2015 and 2014 is net of preferred stock cash dividends and accretion.

     For the three months ended December 31, 2014, the Company did not have any effects of dilutive securities. For the three months ended December 31, 2015, the Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

	For the Three Months Ended
	December 31,
	2015	2014
Numerator:
Net income (loss) from continuing operations applicable to common equity
(numerator for basic and diluted earnings per share)	$244,080	$(1,975,485)

Weighted average shares outstanding (denominator for basic earnings per share)	8,387,501	8,443,391

Effective of dilutive securities
Assumed exercise of stock options, treasury stock method	30,271	-
Assumed exercise of warrants, treasury stock method	-	-
Assumed vesting of restricted stock, treasury stock method	203,752	-
Dilutive potential common shares	234,023	-
Denominator for diluted earnings per share - weighted average shares and
assumed potential common shares	8,621,524	8,443,391

Basic earnings (loss) from continuing operations per share	$0.03	$(0.23)
Diluted earnings (loss) from continuing operations per share	$0.03	$(0.23)

     The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of December 31,
	2015	2014
Options	208,500	618,500
Warrants	723,846	723,846
Convertible preferred stock	-	692,919
Non-vested restricted stock	-	114,623
Total potentially dilutive shares	932,346	2,149,888

NOTE 7     COMMITMENTS AND CONTINGENCIES

Former CFO Agreement

On February 16, 2015, the Company entered into a settlement agreement and mutual release with the Company’s former Chief Financial Officer (“Former CFO”), James McKenna, in connection with a lawsuit filed by Mr. McKenna on August 26, 2014 in the U.S. District Court for the Southern District of New York against the Company and then-directors Frank LaGrange Johnson, Robert Garrett, John F. Chiste, Timothy Gordon and Owen P.J. King (the “SDNY Lawsuit”), alleging purported claims of retaliation for whistleblowing under the Dodd-Frank Act, breach of contract and breach of the covenant of good faith and fair dealing all as against the Company, and a single claim for tortious interference with contract as against the individual defendants. The complaint sought an unspecified amount of monetary consequential damages and punitive

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7     COMMITMENTS AND CONTINGENCIES (CONTINUED)

damages. Pursuant to the agreement, Mr. McKenna and the Company have agreed to settle and release all disputes or claims against the other party related to the SDNY Lawsuit and any such disputes or claims arising out of Mr. McKenna’s employment with the Company, without an admission of liability or wrongdoing. Under the Agreement, Mr. McKenna received a cash payment of $315,000, representing 18 months' salary at the rate specified in Mr. McKenna’s Amended Employment Agreement, signed between the Company and Mr. McKenna and dated October 26, 2012. Mr. McKenna also received approximately $375,000 in legal fees, back pay, prior out-of-pocket benefits, taxes and penalties on Mr. McKenna’s 401(k) loan, and accrued paid time off, in addition to 35,000 restricted stock units vesting immediately. The Agreement includes customary non-disparagement and release provisions. As of December 31, 2015, the remaining obligation to the Former CFO of approximately $30,000 is reflected as an accrual in the condensed consolidated balance sheet.

NOTE 8     RELATED PARTY TRANSACTIONS

New York Office Services Agreement

     On February 1, 2014, the Company began leasing office space in New York, New York for its then Chief Executive Officer at a rate of $2,500 per month from LaGrange Capital Administration, L.L.C. (“LCA”). Frank LaGrange Johnson, the Company’s former Chairman of the Board, serves as the Managing Member of LCA. This lease was month-to-month and was cancellable by either the Company or LCA at any time. Effective April 1, 2014, LCA increased the monthly rental charge (inclusive of rent, allocable share of office assistant, and equipment leases) from $2,500 to approximately $12,700 per month. On January 16, 2015, the Company provided notice to LCA that it was immediately terminating the New York Office Services Agreement. During the three months ended December 31, 2015 and 2014, the Company recognized $0 and approximately $38,000, respectively, of rent expense related to the New York office.

Buying Agency and Supply Agreement

     On March 12, 2012, the Company, entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”). On March 13, 2014 and March 11, 2015, the Company entered into amendments to the Agreement with Forward China. The Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and pays a service fee to Forward China. The service fee is calculated at $100K monthly plus 4% of “Adjusted Gross Profit.” “Adjusted Gross Profit” is defined as the selling price less the cost from Forward China. The amended Agreement was terminated on September 11, 2015 and the Company entered into a new Supply Agreement on substantially similar terms on September 9, 2015 which will expire on September 8, 2016, subject to renewal. Terence Bernard Wise, a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $373,000 and $287,000, respectively, during the three months ended December 31, 2015 and 2014 in service fees paid to Forward China, which are included as a component of costs of goods sold in continuing operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

     There were no new funds invested with LCA during the three months ended December 31, 2014. During the three months ended December 31, 2014, the Company purchased approximately $11,000 of marketable securities and sold approximately $952,000 of marketable securities. As a result of these activities, the Company recognized approximately $110,000 of net investment losses during the three months ended December 31, 2014. The Company didn’t recognize any advisory fee or performance fee expense during the three months ended December 31, 2014,

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9     LEGAL PROCEEDINGS

     From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of December 31, 2015, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2015 (the “2016 Quarter”), with those for the three months ended December 31, 2014 (the “2015 Quarter”). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Business Overview

     Trends and Economic Environment

     In June 2012, the Company made the strategic decision to focus solely on its core OEM business. Initially, we implemented several key restructuring measures in order to improve our operating performance and return the Company to profitability. These actions included replacing our legacy sourcing and quality assurance infrastructure with a variable lower cost solution through our use of an exclusive Asia-based sourcing agent and reducing our fixed operating expenses, including office closures and headcount reductions. Our financial results, most notably our reduction of overhead and operating expenses, reflect the impact of these restructuring measures.

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

     We continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases through to customers. Our dedicated Asia-based sourcing agent has made meaningful progress in areas such as quality assurance and overall operational performance during Fiscal 2015, which has better positioned us to negotiate such cost increases with our customers. However, we believe and anticipate that our supplier base may become more concentrated. As a result, our ability to effectively push back against such rising material costs may continue to diminish.

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

Critical Accounting Policies and Estimates

     We discuss the material accounting policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates since September 30, 2015.

Recent Accounting Pronouncements

     In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 -Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was further amended and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE 2016 QUARTER COMPARED TO THE 2015 QUARTER

Income (loss) from Continuing Operations

     Income from continuing operations in the 2016 Quarter was $244 thousand compared to a loss of $1.7 million in the 2015 Quarter. The 2016 Quarter income is primarily due to a decrease in general and administrative expenses and selling and marketing expenses compared to the expensive costs in the 2015 Quarter associated with litigation costs, settlements with the former CFO and CEO. The reduction in costs was compounded with the savings from a reduction of personnel, offset, in part, by a decline in gross profit driven by a drop in sales volume.

	Main Components of Income( loss) from Continuing Operations
	(thousands of dollars)
	2016	2015
	Quarter	Quarter	Increase (Decrease)
Net sales	$7,138	$7,944	$(806)

Gross profit	1,522	1,562	(40)
Sales and marketing expenses	433	683	(250)
General and administrative expenses	842	2,470	(1,628)
Other expense (income), net	3	110	(107)
Income (loss) from continuing operations	$244	$(1,701)	$1,945

     Income (loss) from continuing operations attributable to common shareholders per basic and diluted share was $0.03 and $(0.25), respectively, for the 2016 Quarter and 2015 Quarter.

Net Sales

     Net sales in the 2016 Quarter decreased $0.8 million, or 10%, to $7.1 million from $7.9 million in the 2015 Quarter primarily due to lower sales of Diabetic Products and to a lesser extent Other Products. The tables below set forth sales by channel, product line, and geographic location of our customers for the periods indicated:

	Net Sales for 2016 Quarter
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$2.5	$1.3	$2.4	$6.2
Other products	0.2	0.6	0.1	0.9
Total net sales	$2.7	$1.9	$2.5	$7.1

	Net Sales for 2015 Quarter
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$2.8	$1.4	$2.5	$6.7
Other products	0.4	0.6	0.2	1.2
Total net sales	$3.2	$2.0	$2.7	$7.9

*Tables may not total due to rounding.

 Diabetic Product Sales

     We design and sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through its retail distribution channels.

     Sales of Diabetic Products decreased $0.5 million to $6.2 million in the 2016 Quarter, from $6.7 million in the 2015 Quarter. The decrease was primarily due to lower sales of legacy programs with two of our largest Diabetic Products’ customers (Diabetic customers A and C). The decrease was offset, in part, by an increase in sales to the other two major Diabetic Products' customers (Diabetic customers B and D). Sales to our other Diabetic Products’ customers were flat quarter over quarter.

     The following table sets forth our sales by Diabetic Products’ customers for the periods indicated:

	(millions of dollars)
	2016	2015	Increase
	Quarter	Quarter	(Decrease)
Diabetic Customer A	$2.4	$2.7	$(0.3)
Diabetic Customer B	0.9	0.8	0.1
Diabetic Customer C	1.5	2.0	(0.5)
Diabetic Customer D	1.4	1.2	0.2
All other Diabetic Customers	0.0	0.0	0.0
Totals*	$6.2	$6.7	$(0.5)

*Tables may not total due to rounding.

     Sales of Diabetic Products represented 87% of our total net sales in the 2016 Quarter compared to 85% of our total net sales in the 2015 Quarter.

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

     Sales of Other Products decreased approximately $0.3 million to $0.9 million in the 2016 Quarter from approximately $1.2 million in the 2015 Quarter. The decrease was primarily due to a drop in sales to two customers, a recreational products customer accounted for $0.2 million and a camera customer accounted for another $0.1 million and a collection of other customers who accounted for an aggregate drop in sales of $0.1 million, offset, in part, by an increase of $0.1 million in sales to a barcode scanner customer. Lesser fluctuations in several other customer accounts between 2016 Quarter and 2015 Quarter were not individually material.

     Sales of Other Products represented 13% of our net sales in the 2016 Quarter compared to 15% of our total net sales in the 2015 Quarter.

Gross Profit

      The gross profit decrease of approximately $40 thousand was driven primarily by a year over year decline in sales volumes. As a percentage of sales, our gross profit increased to 21% in the 2016 Quarter, compared to 20% in the 2015 Quarter.

Sales and Marketing Expenses

     Sales and marketing expenses decreased $249 thousand, or 37%, to $433 thousand in the 2016 Quarter compared to $682 thousand in the 2015 Quarter, primarily due to reduced personnel expenses as a result of the headcount reduction. A more cost conscious approach to travel & entertainment spending also provided for savings to a lesser extent. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

     General and administrative expenses decreased $1.6 million, or 66%, to $842 thousand in the 2016 Quarter from $2.5 million in the 2015 Quarter, due primarily to the following:

  $1.0 million decrease in legal fees and professional fees related to the FY 2015 proxy contest; and
  $0.6 million decrease in personnel expenses related to the FY 2015 accrual for the former CFO settlement.

     Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Expense

     Other expense, net, consisting of realized and unrealized losses on investments in marketable securities and foreign exchange losses, was $3 thousand in the 2016 Quarter compared to $110 thousand in the 2015 Quarter.

     For the three months ended December 31, 2015, no current book tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.  The Company's deferred tax provision is completely offset by a full valuation allowance.

RESULTS OF DISCONTINUED OPERATIONS FOR THE 2016 QUARTER COMPARED TO THE 2015 QUARTER

     Income from discontinued operations was $0 in the 2016 Quarter compared to income of $199 thousand in the 2015 Quarter. In the 2015 Quarter, we assigned our rights to a judgment against G-Form for a cash payment of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are our operations and financing activities. The primary demand on our working capital will be: i) operating losses, should they occur, and ii) accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements.

     At December 31, 2015, our current ratio (current assets divided by current liabilities) was 2.4; our quick ratio (current assets less inventories divided by current liabilities) was 1.9; and our working capital (current assets less current liabilities) was $7.6 million. As of such date, we had no short or long-term debt outstanding.

     We do not anticipate the need to purchase additional material capital assets in order to carry out our business.

     During the three months ended December 31, 2015 and 2014, our sources and use of cash were as follows:

Cash Flows from Operating Activities

     During the 2016 Quarter, we used $0.7 million of cash from operations, which is derived from a net cash used in working capital items of $1.0 million, offset by a net income of $0.2 million, plus $0.1 million for non-cash credits. Cash used for working capital items consisted primarily of an increase in accounts receivable of $1.1 million and an increase of accrued expenses, prepaid expenses, and inventories of $0.1 million, in the aggregate, partially offset by an increase in accounts payable (including due to Forward China) and accrued expenses of $0.2 million.

     During the 2015 Quarter, we used $2.4 million of cash from operations, which is derived from a net loss of $1.5 million, adjusted by $0.1 million for non-cash items (primarily realized and unrealized losses on marketable securities), and net cash used in working capital items of $1.0 million. As to working capital items, cash used in operating activities consisted primarily of a decrease in accounts payable, accrued expenses and other current liabilities (including due to Forward China) and accrued expenses of $0.2 million.

Cash Flows from Investing Activities

     In the 2016 Quarter, net cash used in investing activities was $44 thousand, which was used for the purchase of property and equipment.

     In the 2015 Quarter, net cash provided by investing activities was $0.9 million, which was primarily from the sale of marketable equity securities.

Cash Flows from Financing Activities

     In the 2016 Quarter, there was approximately $2,000 used to repurchase restricted stock.

     In the 2015 Quarter, net financing activities used $19 thousand to pay dividends on the 6% Senior Convertible Preferred Stock and used $12 thousand to purchase and retire restricted stock from employees.

Related Party Transactions

     For information on related party transactions and their financial impact, see Note 8 to the Condensed Consolidated Financial Statements contained herein.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

     This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity and working capital. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders and pricing pressures. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended September 30, 2015. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.     CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on their evaluation, our management has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Limitations of the Effectiveness of Controls and Procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II.     OTHER INFORMATION

 ITEM 1.      LEGAL PROCEEDINGS

     From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of December 31, 2015, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A.     RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of equity securities

 None.

 Purchases of equity securities

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: February 9, 2016

FORWARD INDUSTRIES, INC.
 (Registrant)

By: /s/ Terence Wise
 Terence Wise
 Chief Executive Officer
 (Principal Executive Officer)

By: /s/ Michael Matte
 Michael Matte
 Chief Financial Officer
 (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

								Filed or
			Incorporated by Reference					Furnished
No.		Exhibit Description	Form		Date	Number		Herewith

3.1		Restated Certificate of Incorporation	10	-K	12/8/10	3	(i)
3.2		Certificate of Amendment to the Certificate of	8	-K	4/26/13	3.1
		Incorporation, April 26, 2013
3.3		Certificate of Amendment to the Certificate of	8	-K	7/3/13	3.1
		Incorporation, June 28, 2013
3.4		Third Amended and Restated Bylaws, as of May 28, 2014	10	-K	12/10/14	3	(ii)
4.1		Rights Agreement, dated as of April 26, 2013	8	-K	4/26/13	4.1
10.1		Buying Agency and Supply Agreement with Forward	10	-K	12/16/15	10.7
		Industries (Asia-Pacific), Corporation, dated as of
		September 9, 2015
31.1		Certification of Principal Executive Officer (Section 302)						Filed
31.2		Certification of Principal Financial Officer (Section 302)						Filed
32.1		Certification of Principal Executive Officer and Principal						Furnished*
		Financial Officer (Section 906)
101	INS	XBRL Instance Document						Filed
101	SCH	XBRL Taxonomy Extension Schema						Filed
101	CAL	XBRL Taxonomy Extension Calculation Linkbase						Filed
101	LAB	XBRL Taxonomy Extension Label Linkbase						Filed
101	PRE	XBRL Taxonomy Extension Presentation Linkbase						Filed
101	DEF	XBRL Taxonomy Extension Definition Linkbase						Filed
——————

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

     Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to Forward Industries, Inc., 477 S. Rosemary Ave. Ste. 219, West Palm Beach, Florida 33401, Attention: Corporate Secretary.