Form 10-Q
period 2016-03-31
FORWARD INDUSTRIES INC
filed 2016-05-16
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on May 13, 2016, which is the latest practical date prior to the filing of this report, was 8,782,496 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2016	2015
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$3,268,686	$4,042,124
Accounts receivable	5,985,739	5,454,129
Inventories	2,686,681	2,866,464
Prepaid expenses and other current assets	322,503	296,012
Total current assets	12,263,609	12,658,729
Property and equipment, net	96,766	78,733
Other assets	12,843	40,962
Total assets	$12,373,218	$12,778,424
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$152,211	$122,803
Due to Forward China	3,612,861	4,168,021
Accrued expenses and other current liabilities	696,721	1,039,085
Total current liabilities	4,461,793	5,329,909
Other liabilities	58,100	115,202
Total liabilities	4,519,893	5,445,111
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
8,782,496 and 8,641,755 shares issued and outstanding
at March 31, 2016 and September 30, 2015, respectively	87,825	86,418
Additional paid-in capital	17,681,185	17,550,047
Accumulated deficit	(9,892,984)	(10,281,367)
Accumulated other comprehensive loss	(22,701)	(21,785)
Total shareholders' equity	7,853,325	7,333,313
Total liabilities and shareholders' equity	$12,373,218	$12,778,424

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net revenues	$7,025,453	$7,247,339	$14,163,336	$15,191,199
Cost of goods sold	5,824,917	5,895,518	11,440,435	12,276,957
Gross profit	1,200,536	1,351,821	2,722,901	2,914,242
Operating expenses:
Sales and marketing	432,146	695,628	865,034	1,378,085
General and administrative	623,180	1,337,258	1,464,846	3,807,683
Total operating expenses	1,055,326	2,032,886	2,329,880	5,185,768
Income (loss) from operations	145,210	(681,065)	393,021	(2,271,526)
Other (income) expense:
Interest income	-	(6)	-	(3,021)
Loss on marketable securities, net	-	-	-	110,001
Other (income) expense, net	907	6,637	4,638	9,945
Total other (income) expense, net	907	6,631	4,638	116,925

Income (loss) from continuing operations	144,303	(687,696)	388,383	(2,388,451)
Income from discontinued operations, net	-	-	-	198,963
Net income (loss)	144,303	(687,696)	388,383	(2,189,488)
Preferred stock dividends and accretion	-	(1,886)	-	(475,580)
Net income (loss) applicable to common equity	$144,303	$(689,582)	$388,383	$(2,665,068)

Net income (loss)	$144,303	$(687,696)	$388,383	$(2,189,488)
Other comprehensive loss:
Translation adjustments	(480)	(839)	(916)	(1,706)
Comprehensive income (loss)	$143,823	$(688,535)	$387,467	$(2,191,194)

Net income (loss) per basic common share:
Income (loss) from continuing operations	$0.02	$(0.08)	$0.05	$(0.34)
Income from discontinued operations	0.00	0.00	0.00	0.03
Net income (loss) per basic common share	$0.02	$(0.08)	$0.05	$(0.31)

Net income (loss) per diluted common share:
Income (loss) from continuing operations	$0.02	$(0.08)	$0.04	$(0.34)
Income from discontinued operations	0.00	0.00	0.00	0.03
Net income (loss) per diluted common share	$0.02	$(0.08)	$0.04	$(0.31)

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,503,436	8,486,402	8,445,152	8,463,183
Diluted	8,660,114	8,486,402	8,645,395	8,463,183

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance - September 30, 2015	8,641,755	$86,418	$17,550,047	$(10,281,367)	$(21,785)	$7,333,313
Restricted stock award issuances	141,817	1,418	(1,418)	-	-	-
Restricted stock repurchased and retired	(1,076)	(11)	(1,656)	-	-	(1,667)
Share-based compensation	-	-	134,212	-	-	134,212
Foreign currency translation	-	-	-	-	(916)	(916)
Net income	-	-	-	388,383	-	388,383
Balance - March 31, 2016	8,782,496	$87,825	$17,681,185	$(9,892,984)	$(22,701)	$7,853,325

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$388,383	$(2,189,488)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Realized and unrealized loss on marketable securities	-	110,001
Share-based compensation	134,212	(39,597)
Depreciation and amortization	28,314	29,347
Deferred rent	(8,057)	7,960
Changes in operating assets and liabilities:
Accounts receivable	(531,610)	465,423
Inventories	179,783	(40,842)
Prepaid expenses and other current assets	(26,491)	59,135
Other assets	28,119	-
Accounts payable, due to Forward China,
accrued expenses and other current liabilities	(883,771)	(1,764,414)
Other liabilities	(34,306)	-
Net cash used in operating activities	(725,424)	(3,362,475)
Cash Flows From Investing Activities:
Proceeds from sales of marketable securities	-	952,127
Purchases of marketable securities	-	(10,898)
Purchases of property and equipment	(46,347)	(30,398)
Net cash (used in) provided by investing activities	(46,347)	910,831
Cash Flows From Financing Activities:
Redemption of 6% Senior Convertible Preferred Stock	-	(1,287,737)
Dividends paid	-	(21,208)
Restricted stock repurchased and retired	(1,667)	(12,199)
Net cash used in financing activities	(1,667)	(1,321,144)
Net decrease in cash and cash equivalents	(773,438)	(3,772,788)
Cash and cash equivalents at beginning of period	4,042,124	6,477,132
Cash and cash equivalents at end of period	$3,268,686	$2,704,344

Supplemental Disclosure of Cash Flow Information:
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock accretion	$-	$454,372
Reclassification of warrant liability, net	$-	$1,260,057

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1          OVERVIEW

     Forward Industries, Inc. (“Forward” or the “Company”) was incorporated under the laws of the State of New York and began operations in 1961 as a manufacturer and distributor of specialty and promotional products. The Company designs and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package their products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting & recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in the Americas, the EMEA Region, and the APAC Region. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China (refer to Note 8 – Buying Agency and Supply Agreement).

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

Income Taxes

     The Company accounts for its income taxes in accordance with U.S. GAAP, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of March 31, 2016, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

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

Recent Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was further amended and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

     In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

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

     In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance.

NOTE 3     DISCONTINUED OPERATIONS

On June 21, 2012, the Company determined to exit its global retail business and focus solely on growing its OEM business. The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong growth in net revenues and cost rationalizations in the OEM business. Accordingly, the results of operations for the Retail division have been recorded as discontinued operations in the accompanying condensed consolidated financial statements for the periods presented. The Company has completed its exit of its Retail business. Summarized operating results of discontinued operations are presented in the following table:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3          DISCONTINUED OPERATIONS (CONTINUED)

	For the Three	For the Six
	Months Ended	Months Ended
	March 31, 2015	March 31, 2015
Net sales	$-	$-
Gross loss	-	-
Operating expenses	-	(1,082)
Other income	-	200,045
Income from discontinued operations, net	$-	$198,963

     The Company had $280,000 of accounts receivable relating to overdue payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release. Due to the age of the accounts receivable and G-Form’s non-responsiveness to the Company’s communication related to the matter, the Company established a full reserve for this receivable as of September 30, 2014. In December 2014, the Company recovered $200,000 from a third party, which was recognized as other income during the three months ended December 31, 2014. There was no activity in discontinued operations for the six months ended March 31, 2016.

NOTE 4          SHAREHOLDERS’ EQUITY

6% Senior Convertible Preferred Stock

     As of the 6% Senior Convertible Preferred Stock (the “Convertible Preferred Stock”) issuance date, the carrying amount was less than the redemption value. As a result of the Company’s determination that redemption was probable, the carrying value was being increased by periodic accretions so that the carrying value would equal the redemption amount at the earliest redemption date. Such accretion was recorded as a preferred stock dividend.

     Dividends on the Convertible Preferred Stock totaled approximately $0 and $2,000 for the three months ended March 31, 2016 and 2015, respectively, and totaled approximately $0 and $21,000 for the six months ended March 31, 2016 and 2015, respectively. These dividends, in addition to the accretion, totaled approximately $0 and $2,000 for the three months ended March 31, 2016 and 2015, respectively, and $0 and $476,000 for the six months ended March 31, 2016 and 2015, respectively. At the December 30, 2014 Annual Meeting, the shareholder vote resulted in the turnover of a majority of the Board members, which represented a Change of Control pursuant to the terms of the Convertible Preferred Stock. On December 31, 2014, the Company determined to recognize the balance of the accretion and bring the Convertible Preferred Stock carrying value up to its redemption value due to the likelihood of the holders requesting redemption. On January 9, 2015, the Company received a notice of deemed liquidation from holders owning a majority of the outstanding Convertible Preferred Stock in which they requested redemption of their Convertible Preferred Stock. On February 23, 2015, the Company paid an aggregate of $1,287,737 to the holders of the Convertible Preferred Stock in order to redeem all of the outstanding shares of Convertible Preferred Stock.

Stock Repurchase

     In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, through March 31, 2016, the Company repurchased an aggregate of 224,690 shares at a cost of approximately $487,000. During the six months ended March 31, 2016, the Company repurchased and retired an aggregate of 1,076 shares of its outstanding restricted common stock at a cost of approximately $2,000 in connection with the vesting of employee restricted stock awards, wherein certain employees surrendered a portion of their award in order to fund certain tax withholding obligations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5          SHARE-BASED COMPENSATION

       There were no options granted during the six months ended March 31, 2016 and 2015.

     The Company recognized compensation expense of approximately $6,000 and $(48,000) during the three months ended March 31, 2016 and 2015, respectively, and approximately $10,000 and $(37,000) during the six months ended March 31, 2016 and 2015, respectively, in continuing operations for stock option awards in its condensed consolidated statements of operations and comprehensive income (loss).

     As of March 31, 2016, there was approximately $18,000 of total unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over the remainder of the weighted average vesting period of 1.7 years.

       The following table summarizes stock option activity during the six months ended March 31, 2016:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2015	311,000	$2.39
Granted	-
Exercised	-
Forfeited	-
Outstanding, March 31, 2016	311,000	$2.39	5.2	$53,850

Exercisable, March 31, 2016	243,250	$2.87	4.1	$10,950

     The following table provides additional information regarding stock option awards that were outstanding and exercisable at March 31, 2016:

Options Outstanding				Options Exercisable
	Weighted			Weighted	Weighted
	Average		Outstanding	Average	Average	Exercisable
Exercise	Exercise		Number of	Exercise	Remaining Life	Number of
Price	Price		Options	Price	In Years	Options

$0.64 to $1.99		$0.93	122,500	$1.28	5.9	55,000
$2.00 to $2.99		2.46	96,000	2.46	3.4	95,750
$3.00 to $3.99		3.74	72,500	3.74	4.9	72,500
$4.00 to $6.02		6.02	20,000	6.02	0.1	20,000
			311,000		4.1	243,250

Restricted Stock Awards

     On October 26, 2015, the Company granted 17,500 shares of restricted stock, pursuant to the 2007 Plan, to a former director of the Company. The shares vested on December 31, 2015. The grant date value of $19,775 was recognized over the service period.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5           SHARE-BASED COMPENSATION (CONTINUED)

     On February 23, 2016, the Company granted an aggregate of 124,317 shares of restricted stock to directors of the Company, pursuant to the 2007 Plan. The shares vest on the one-year anniversary from the date of grant. The aggregate grant date value of $182,746 will be recognized ratably over the vesting period.

     The Company recognized compensation expense of approximately $44,000 and $(3,000) during the three months ended March 31, 2016 and 2015, respectively, and approximately $122,000 and $(3,000) during the six months ended March 31, 2016 and 2015, respectively, in continuing operations for restricted stock awards in its condensed consolidated statements of operations and comprehensive income (loss).

     As of March 31, 2016, there was approximately $190,000 of unrecognized compensation cost related to shares of unvested restricted stock, which is expected to be recognized over the remainder of the weighted average vesting period of 1 year.

      The following table summarizes restricted stock activity during the six months ended March 31, 2016:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, September 30, 2015	263,332	$0.87	$230,165
Granted	141,817	1.43	202,521
Vested	(209,166)	0.96	(200,958)
Forfeited	-	-	-
Non-vested, March 31, 2016	195,983	1.18	$231,728

NOTE 6          INCOME (LOSS) PER SHARE

     Basic income (loss) per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted income (loss) per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (a) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and (b) shares of non-vested restricted stock. Net income (loss) from continuing operations per basic and diluted share for the three and six months ended March 31, 2015 is net of preferred stock cash dividends and accretion.

     For the three and six months ended March 31, 2015, the Company did not have any effects of dilutive securities. For the three and six months ended March 31, 2016, the Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 INCOME (LOSS) PER SHARE (CONTINUED)
	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Numerator:
Net income (loss) from continuing operations	$144,303	$(687,696)	$388,383	$(2,388,451)

Preferred stock dividends and accretion	-	(1,886)	-	(475,580)
Net income (loss) from continuing operations applicable to common equity
(numerator for basic and diluted earnings per share)	$144,303	$(689,582)	$388,383	$(2,864,031)

Weighted average shares outstanding (denominator for basic earnings per share)	8,503,436	8,486,402	8,445,152	8,463,183

Effective of dilutive securities:
Assumed exercise of stock options, treasury stock method	28,509	-	29,456	-
Assumed vesting of restricted stock, treasury stock method	128,169	-	170,787	-
Dilutive potential common shares	156,678	-	200,243	-
Denominator for diluted earnings per share - weighted average shares and
assumed potential common shares	8,660,114	8,486,402	8,645,395	8,463,183
Basic earnings (loss) from continuing operations per share	$0.02	$(0.08)	$0.05	$(0.34)
Diluted earnings (loss) from continuing operations per share	$0.02	$(0.08)	$0.04	$(0.34)

     The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of March 31,
	2016	2015
Options	208,500	603,500
Warrants	723,846	723,846
Non-vested restricted stock	124,317	193,332
Total potentially dilutive shares	1,056,663	1,520,678

NOTE 7          COMMITMENTS AND CONTINGENCIES

Former CFO Agreement

On February 16, 2015, the Company entered into a settlement agreement and mutual release with the Company’s former Chief Financial Officer (“Former CFO”), James McKenna, in connection with a lawsuit filed by Mr. McKenna on August 26, 2014 in the U.S. District Court for the Southern District of New York against the Company and then-directors Frank LaGrange Johnson, Robert Garrett, John F. Chiste, Timothy Gordon and Owen P.J. King (the “SDNY Lawsuit”), alleging purported claims of retaliation for whistleblowing under the Dodd-Frank Act, breach of contract and breach of the covenant of good faith and fair dealing all as against the Company, and a single claim for tortious interference with contract as against the individual defendants. The complaint sought an unspecified amount of monetary consequential damages and punitive damages. Pursuant to the agreement, Mr. McKenna and the Company have agreed to settle and release all disputes or claims against the other party related to the SDNY Lawsuit and any such disputes or claims arising out of Mr. McKenna’s employment with the Company, without an admission of liability or wrongdoing. Under the Agreement, Mr. McKenna received a cash payment of $315,000, representing 18 months' salary at the rate specified in Mr. McKenna’s Amended Employment Agreement, signed between the Company and Mr. McKenna and dated October 26, 2012. Mr. McKenna also received approximately $375,000 in legal fees, back pay, prior out-of-pocket benefits, taxes and penalties on Mr. McKenna’s 401(k) loan, and accrued paid time off, in addition to 35,000 restricted stock units vesting immediately. The Agreement includes customary non-disparagement and release provisions. As of March 31, 2016, the obligation has been fully paid and there are no further amounts owed to the Former CFO.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8          RELATED PARTY TRANSACTIONS

New York Office Services Agreement

     On February 1, 2014, the Company began leasing office space in New York, New York for its then Chief Executive Officer at a rate of $2,500 per month from LaGrange Capital Administration, L.L.C. (“LCA”). Frank LaGrange Johnson, the Company’s former Chairman of the Board, serves as the Managing Member of LCA. This lease was month-to-month and was cancellable by either the Company or LCA at any time. Effective April 1, 2014, LCA increased the monthly rental charge (inclusive of rent, allocable share of office assistant, and equipment leases) from $2,500 to approximately $12,700 per month. On January 16, 2015, the Company provided notice to LCA that it was immediately terminating the New York Office Services Agreement. During the three and six months ended March 31, 2015, the Company recognized $12,656 and $50,624, respectively, of rent expense related to the New York office.

Buying Agency and Supply Agreement

     On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”). On March 13, 2014 and March 11, 2015, the Company entered into amendments to the Agreement with Forward China. The Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and pays a service fee to Forward China. The service fee is calculated at $100,000 per month plus 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Agreement was terminated on September 11, 2015 and the Company entered into a new Supply Agreement on substantially similar terms on September 9, 2015 which will expire on September 8, 2018, subject to renewal. Terence Bernard Wise, a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $366,000 and $376,000 during the three months ended March 31, 2016 and 2015, respectively, and $739,000 and $773,000 during the six months ended March 31, 2016 and 2015, respectively, in service fees paid to Forward China, which are included as a component of costs of goods sold in continuing operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

     There were no new funds invested with LCA during the six months ended March 31, 2015. The Company purchased $0 and approximately $11,000 of marketable securities during the three and six months ended March 31, 2015, respectively. The Company sold $0 and approximately $952,000 of marketable securities during the three and six months ended March 31, 2015, respectively. As a result of these activities, the Company recognized net investment losses of $0 and approximately $110,000 during the three months and six months ended March 31, 2015, respectively. The Company didn’t recognize any advisory fee or performance fee expense during the three and six months ended March 31, 2015.

NOTE 9          LEGAL PROCEEDINGS

     From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2016, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The following discussion and analysis compares our consolidated results of operations for the three and six months ended March 31, 2016 (the “2016 Quarter” and ”2016 Period”, respectively), with those for the three and six months ended March 31, 2015 (the “2015 Quarter” and “2015 Period”, respectively). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Business Overview

     Forward Industries, Inc. is a designer and distributor of specialty and promotional products. The Company designs, markets, and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package their products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China (refer to Note 8 to the unaudited condensed consolidated financial statements – Buying Agency and Supply Agreement).

     We continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases through to customers. Our dedicated Asia-based sourcing agent has made meaningful progress in areas such as quality assurance and overall operational performance which has better positioned us to negotiate such cost increases with our customers. However, we believe and anticipate that our supplier base may become more concentrated. As a result, our ability to effectively push back against such rising material costs may continue to diminish.

Variability of Revenues and Results of Operations

     Because a high percentage of our net revenues is highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time.

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

Recent Accounting Pronouncements

     For information on recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 (THE “2016 QUARTER”) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015 (THE “2015 QUARTER”)

Income (Loss) from Continuing Operations

     Income from continuing operations in the 2016 Quarter was approximately $144,000 compared to a loss of approximately $688,000 in the 2015 Quarter. The 2016 Quarter income is primarily due to decreases in general and administrative expenses of approximately $714,000 and selling and marketing expenses of approximately $263,000, partially offset by a decrease in gross profit of approximately $151,000. The large expenses in the 2015 Quarter were primarily related to the litigation costs and settlements with the former CFO and CEO. The reduction in costs was compounded with the savings from a reduction of additional personnel. The decrease in gross profit was driven by a drop in net revenues and a decline in gross margins.

	Main Components of Income (Loss) from Continuing Operations
	(thousands of dollars)
	2016	2015
	Quarter	Quarter	Increase (Decrease)
Net revenues	$7,025	$7,247	$(222)

Gross profit	$1,200	$1,352	$(152)
Less:
Sales and marketing expenses	432	696	(264)
General and administrative expenses	623	1,337	(714)
Other expense (income), net	1	7	(6)
Income (loss) from continuing operations	$144	$(688)	$832

Income (loss) from continuing operations attributable to common shareholders per basic and diluted share was $0.02 and $(0.08), respectively, for the 2016 Quarter and 2015 Quarter.

Net Revenues

     Net revenues in the 2016 Quarter decreased $0.2 million, or 3%, to $7.0 million from $7.2 million in the 2015 Quarter primarily due to lower revenues from Other Products, partially offset by higher revenues from Diabetic Products. The tables below set forth revenues by channel, product line, and geographic location of our customers for the periods indicated:

	Net Revenues for 2016 Quarter
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$2.4	$1.7	$2.3	$6.4
Other products	0.2	0.2	0.2	0.6
Total net revenues	$2.6	$1.9	$2.5	$7.0

	Net Revenues for 2015 Quarter
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$2.2	$1.6	$2.1	$5.9
Other products	0.4	0.6	0.4	1.4
Total net revenues	$2.6	$2.2	$2.5	$7.2

*Tables may not total due to rounding.

Diabetic Product Revenues

     We design and sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through its retail distribution channels.

     Revenues from Diabetic Products increased $0.5 million to $6.4 million in the 2016 Quarter, from $5.9 million in the 2015 Quarter. The increase was primarily due to higher revenues derived from our three largest Diabetic Products’ customers (Diabetic customers A, B and C). The increase was offset, in part, by lower revenues derived from our other major Diabetic Products' customer (Diabetic customer D). Revenues from our other Diabetic Products’ customers were flat quarter over quarter.

      The following table sets forth our revenues by Diabetic Products’ customers for the periods indicated:

	(millions of dollars)
	2016	2015	Increase
	Quarter	Quarter	(Decrease)
Diabetic Customer A	$2.4	$2.0	$0.4
Diabetic Customer B	2.0	1.9	0.1
Diabetic Customer C	1.2	1.0	0.2
Diabetic Customer D	0.8	0.9	(0.1)
All other Diabetic Customers	0.0	-	0.0
Totals*	$6.4	$5.9	$0.5

*Tables may not total due to rounding.

     Revenues from Diabetic Products represented 92% of our total net revenues in the 2016 Quarter compared to 82% of our total net revenues in the 2015 Quarter.

Other Product Revenues

     We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as bar code scanners, GPS devices, cellular phones, tablets and cameras), as well as a variety of other products (such as sporting and recreational products and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

     Revenues of Other Products decreased $0.8 million to $0.6 million in the 2016 Quarter from $1.4 million in the 2015 Quarter. This is primarily due to the loss of several small customers. We will continue to investment in our sales and sales support teams in our attempt to expand and diversify our customer base.

     Revenues from Other Products represented 8% of our net revenues in the 2016 Quarter compared to 18% of our total net revenues in the 2015 Quarter.

Gross Profit

     The decrease in gross profit of approximately $151,000 was driven by a year over year decline in net revenues of 3% as well as a decline in gross margins. Our gross margin percentage decreased to 17.1% in the 2016 Quarter compared to 18.7% in the 2015 Quarter.

Sales and Marketing Expenses

     Sales and marketing expenses decreased approximately $263,000, or 38%, to $432,000 in the 2016 Quarter compared to approximately $696,000 in the 2015 Quarter, primarily due to reduced personnel expenses as a result of the headcount reduction. A more cost conscious approach to travel & entertainment spending also provided for savings to a lesser extent. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

     General and administrative expenses decreased approximately $714,000, or 53%, to approximately $623,000 in the 2016 Quarter from approximately $1,337,000 in the 2015 Quarter, due primarily to the following:

  $0.4 million decrease in legal fees and professional fees related to the FY 2015 proxy contest and other legal matters; and
  $0.2 million decrease in personnel expenses related to the accrual of a settlement with the former CEO.

Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Expense, Net

     Other expense, net, consisting of foreign exchange losses, was approximately $1,000 in the 2016 Quarter compared to approximately $7,000 in the 2015 Quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2016 (THE “2016 PERIOD”) COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2015 (THE “2015 PERIOD”)

Income (Loss) from Continuing Operations

     Income from continuing operations in the 2016 Period was approximately $388,000 compared to a loss of approximately $2,388,000 in the 2015 Period. The 2016 Period income is primarily due to decreases in general and administrative expenses of approximately $2,343,000 and selling and marketing expenses of approximately $513,000, partially offset by a decrease in gross profit of approximately $191,000. The large expenses in the 2015 Period were primarily related to the litigation costs and settlements with the former CFO and CEO. The reduction in costs was compounded with the savings from a reduction of additional personnel. The decrease in gross profit was driven by a drop in net revenues while gross margins were unchanged.

	Main Components of (Loss) Income from Continuing Operations
	(thousands of dollars)
	2016	2015
	Period	Period	Increase (Decrease)
Net revenues	$14,163	$15,191	$(1,028)

Gross profit	$2,723	$2,914	$(191)
Less:
Sales and marketing expenses	865	1,378	(513)
General and administrative expenses	1,465	3,807	(2,342)
Other expense, net	5	117	(112)
Income (loss) from continuing operations	$388	$(2,388)	$2,776

Income (loss) from continuing operations attributable to common shareholders per basic share was $0.05 and $(0.34), respectively, for the 2016 Period and 2015 Period. Income (loss) from continuing operations attributable to common shareholders per diluted share was $0.04 and $(0.34), respectively, for the 2016 Period and 2015 Period.

Net Revenues

     Net revenues in the 2016 Period decreased $1.0 million, or 7%, to $14.2 million from $15.2 million in the 2015 Period primarily due to lower revenues from Other Products. The tables below set forth revenues by channel, product line, and geographic location of our customers for the periods indicated:

	Net Revenues for 2016 Period
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$4.9	$3.1	$4.7	$12.7
Other products	0.4	0.8	0.3	1.5
Total net revenues	$5.3	$3.9	$5.0	$14.2

	Net Revenues for 2015 Period
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$5.1	$3.0	$4.7	$12.7
Other products	0.7	1.2	0.6	2.5
Total net revenues	$5.8	$4.2	$5.3	$15.2

*Tables may not total due to rounding.

Diabetic Product Revenues

     Revenues from Diabetic Products remained flat in the 2016 Period compared to the 2015 Period. The higher revenues derived from one of our four largest Diabetic Products’ customers (Diabetic customer C) was offset by lower revenues derived from another one our major Diabetic Products’ customer (Diabetic customer B). Revenues from our other Diabetic Products’ customers were flat quarter over quarter.

      The following table sets forth our revenues by Diabetic Products’ customers for the periods indicated:

	(millions of dollars)
	2016	2015	Increase
	Period	Period	(Decrease)
Diabetic Customer A	$4.8	$4.8	$-
Diabetic Customer B	3.5	3.9	(0.4)
Diabetic Customer C	2.6	2.3	0.3
Diabetic Customer D	1.7	1.7	-
All other Diabetic Customers	0.1	0.1	-
Totals*	$12.7	$12.7	$-

*Tables may not total due to rounding.

     Revenues from Diabetic Products represented 90% of our total net revenues in the 2016 Period compared to 84% of our total net revenues in the 2015 Period.

Other Product Revenues

     Revenues of Other Products decreased $1.0 million to $1.5 million in the 2016 Period from $2.5 million in the 2015 Period. This is primarily due to the loss of several small customers. We will continue to investment in our sales and sales support teams in our attempt to expand and diversify our customer base.

     Revenues from Other Products represented 10% of our net revenues in the 2016 Period compared to 16% of our total net revenues in the 2015 Period.

Gross Profit

     The decrease in gross profit of approximately $191,000 was driven by a year over year decline in net revenues of 7%. Our gross margins were unchanged at 19.2% in both the 2016 Period and the 2015 Period.

Sales and Marketing Expenses

     Sales and marketing expenses decreased approximately $513,000, or 37%, to $865,000 in the 2016 Period compared to approximately $1,378,000 in the 2015 Period, primarily due to reduced personnel expenses as a result of the headcount reduction. A more cost conscious approach to travel and entertainment spending also provided for savings to a lesser extent. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

     General and administrative expenses decreased approximately $2,343,000, or 62%, to approximately $1,465,000 in the 2016 Period from approximately $3,808,000 in the 2015 Period, due primarily to the following:

  $1.4 million decrease in legal fees and professional fees related to the FY 2015 proxy contest and other legal matters; and

  $0.8 million decrease in personnel expenses related to the accrual of settlements with both the former CEO and former CFO.

        Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Expense, Net

     Other expense, net, consisting primarily of realized and unrealized losses on investments in marketable securities and foreign exchange losses, was approximately $5,000 in the 2016 Period compared to approximately $117,000 in the 2015 Period.

     For the six months ended March 31, 2016, no current book tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards. The Company’s deferred tax provision is completely offset by a full valuation allowance.

RESULTS OF DISCONTINUED OPERATIONS FOR THE 2016 PERIOD COMPARED TO THE 2015 PERIOD

     Income from discontinued operations was $0 in the 2016 Period compared to income of approximately $199,000 in the 2015 Period. In the 2015 Period, we assigned our rights to a judgment against G-Form for a cash payment of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are our operations. The primary demand on our working capital will be: (i) operating losses, should they occur; and (ii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements.

     At March 31, 2016, our current ratio (current assets divided by current liabilities) was 2.7; our quick ratio (current assets less inventories divided by current liabilities) was 2.1; and our working capital (current assets less current liabilities) was $7.8 million. As of March 31, 2016, we had no short or long-term debt outstanding.

       We do not anticipate the need to purchase additional material capital assets in order to carry out our business.

       During the six months ended March 31, 2016 and 2015, our sources and use of cash were as follows:

Cash Flows from Operating Activities

     During the 2016 Period, cash used in operating activities of approximately $725,000 resulted primarily from a decrease in accounts payable (including due to Forward China) and accrued expenses of approximately $884,000 and an increase in accounts receivable of approximately $532,000, partially offset by net income of approximately $388,000, a decrease in inventories of approximately $180,000 and share-based compensation of approximately $134,000.

     During the 2015 Period, cash used in operating activities of approximately $3,362,000 resulted primarily from a net loss of approximately $2,189,000, a decrease in accounts payable (including due to Forward China) and accrued expenses of approximately $1,764,000 and an increase in inventories of approximately $41,000, partially offset by a decrease in accounts receivable of approximately $465,000 and realized and unrealized loss on marketable securities of approximately $110,000 and a decrease in prepaid expenses and other current assets of approximately $59,000.

Cash Flows from Investing Activities

     In the 2016 Period, cash used in investing activities of approximately $46,000 resulted from purchases of property and equipment.

     In the 2015 Period, cash provided by investing activities of approximately $911,000 resulted primarily from proceeds from sales of marketable securities of approximately $952,000.

Cash Flows from Financing Activities

     In the 2016 Period, cash used in financing activities of approximately $2,000 resulted from the repurchase of restricted stock.

     In the 2015 Period, cash used in financing activities of approximately $1,321,000 resulted primarily from redemption of all outstanding 6% Senior Convertible Preferred Stock of approximately $1,288,000.

Related Party Transactions

     For information on related party transactions and their financial impact, see Note 8 to the Condensed Consolidated Financial Statements contained herein.

Cautionary Note Regarding Forward-Looking Statements

     This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity and working capital. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders, failure to diversify the industries which we sell our products and pricing pressure on our products. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended September 30, 2015. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

PART II. ITEM 1.	OTHER INFORMATION LEGAL PROCEEDINGS

     From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2016, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

       Dated: May 16, 2016

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

By: /s/ Michael Matte Michael Matte Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Filed or
		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment to the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3	Certificate of Amendment to the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Rights Agreement, dated as of April 26, 2013	8-K	4/26/13	4.1
10.1	Buying Agency and Supply Agreement with Forward Industries (Asia-Pacific), Corporation, dated as of September 9, 2015	10-K	12/16/15	10.7
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed
———————

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

     Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to Forward Industries, Inc., 477 S. Rosemary Ave. Ste. 219, West Palm Beach, Florida 33401, Attention: Corporate Secretary.