Form 10-Q
period 2016-06-30
FORWARD INDUSTRIES INC
filed 2016-08-12
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to ____.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on August 11, 2016, which is the latest practical date prior to the filing of this report, was 8,782,496 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2016	2015
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,235,202	$4,042,124
Accounts receivable	4,729,192	5,454,129
Inventories	2,658,548	2,866,464
Prepaid expenses and other current assets	290,218	296,012
Total current assets	12,913,160	12,658,729
Property and equipment, net	81,740	78,733
Other assets	12,843	40,962
Total assets	$13,007,743	$12,778,424
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$143,286	$122,803
Due to Forward China	4,119,591	4,168,021
Accrued expenses and other current liabilities	707,097	1,039,085
Total current liabilities	4,969,974	5,329,909
Other liabilities	54,793	115,202
Total liabilities	5,024,767	5,445,111
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
8,782,496 and 8,641,755 shares issued and outstanding
at June 30, 2016 and September 30, 2015, respectively	87,825	86,418
Additional paid-in capital	17,731,962	17,550,047
Accumulated deficit	(9,815,028)	(10,281,367)
Accumulated other comprehensive loss	(21,783)	(21,785)
Total shareholders' equity	7,982,976	7,333,313
Total liabilities and shareholders' equity	$13,007,743	$12,778,424

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$6,664,700	$7,230,953	$20,828,036	$22,422,152
Cost of goods sold	5,586,460	5,883,174	17,026,895	18,160,131
Gross profit	1,078,240	1,347,779	3,801,141	4,262,021

Operating expenses:
Sales and marketing	452,691	497,961	1,317,725	1,876,046
General and administrative	540,631	355,661	2,005,477	4,163,344
Total operating expenses	993,322	853,622	3,323,202	6,039,390

Income (loss) from operations	84,918	494,157	477,939	(1,777,369)
Other (income) expense:
Interest income	-	-	-	(3,022)
Loss on marketable securities, net	-	-	-	110,001
Other (income) expense, net	6,962	(953)	11,600	8,994
Total other (income) expense, net	6,962	(953)	11,600	115,973

Income (loss) from continuing operations	77,956	495,110	466,339	(1,893,342)
Income from discontinued operations, net	-	-	-	198,963
Net income (loss)	77,956	495,110	466,339	(1,694,379)
Preferred stock dividends and accretion	-	-	-	(475,580)
Net income (loss) applicable to common equity	$77,956	$495,110	$466,339	$(2,169,959)

Net income (loss)	$77,956	$495,110	$466,339	$(1,694,379)
Other comprehensive loss:
Translation adjustments	918	1,091	2	(615)
Comprehensive income (loss)	$78,874	$496,201	$466,341	$(1,694,994)

Net income (loss) per basic common share:
Income (loss) from continuing operations	$0.01	$0.06	$0.05	$(0.28)
Income from discontinued operations	0.00	0.00	0.00	0.02
Net income (loss) per basic common share	$0.01	$0.06	$0.05	$(0.26)

Net income (loss) per diluted common share:
Income (loss) from continuing operations	$0.01	$0.06	$0.05	$(0.28)
Income from discontinued operations	0.00	0.00	0.00	0.02
Net income (loss) per diluted common share	$0.01	$0.06	$0.05	$(0.26)

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,586,879	8,364,247	8,492,222	8,329,950
Diluted	8,679,619	8,373,336	8,661,542	8,329,950

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance - September 30, 2015	8,641,755	$86,418	$17,550,047	$(10,281,367)	$(21,785)	$7,333,313
Restricted stock award issuances	141,817	1,418	(1,418)	-	-	-
Restricted stock repurchased and retired	(1,076)	(11)	(1,656)	-	-	(1,667)
Share-based compensation	-	-	184,989	-	-	184,989
Foreign currency translation	-	-	-	-	2	2
Net income	-	-	-	466,339	-	466,339
Balance - June 30, 2016	8,782,496	$87,825	$17,731,962	$(9,815,028)	$(21,783)	$7,982,976

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

     FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$466,339	$(1,694,379)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Realized and unrealized loss on marketable securities	-	110,001
Share-based compensation	184,989	3,065
Depreciation and amortization	43,638	41,894
Deferred rent	(12,693)	4,029
Loss on disposal of property and equipment	1,476	-
Changes in operating assets and liabilities:
Accounts receivable	724,937	797,473
Inventories	207,916	(508,998)
Prepaid expenses and other current assets	5,794	32,339
Other assets	28,119	-
Accounts payable, due to Forward China,
accrued expenses and other current liabilities	(373,343)	(562,287)
Other liabilities	(34,306)	-
Net cash provided by (used in) operating activities	1,242,866	(1,776,863)
Cash Flows From Investing Activities:
Proceeds from sales of marketable securities	-	952,127
Purchases of marketable securities	-	(10,898)
Purchases of property and equipment	(48,121)	(33,188)
Net cash (used in) provided by investing activities	(48,121)	908,041
Cash Flows From Financing Activities:
Redemption of 6% Senior Convertible Preferred Stock	-	(1,287,737)
Dividends paid	-	(21,208)
Restricted stock repurchased and retired	(1,667)	(12,199)
Net cash used in financing activities	(1,667)	(1,321,144)
Net increase (decrease) in cash and cash equivalents	1,193,078	(2,189,966)
Cash and cash equivalents at beginning of period	4,042,124	6,477,132
Cash and cash equivalents at end of period	$5,235,202	$4,287,166

Supplemental Disclosure of Cash Flow Information:
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock accretion	$-	$454,372
Reclassification of warrant liability, net	$-	$1,260,057

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1          OVERVIEW

     Forward Industries, Inc. (“Forward” or the “Company”) designs and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package their products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in the Americas, the EMEA Region, and the APAC Region. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China (refer to Note 9 – Buying Agency and Supply Agreement).

     On June 21, 2012, the Company determined to exit its global retail business and focus solely on growing its OEM business. The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong top line growth and cost rationalizations in the OEM business. The Retail business is presented as discontinued operations.

     In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending September 30, 2016. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and with the disclosures and risk factors presented therein. The September 30, 2015 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly owned subsidiaries (Forward US and Forward Switzerland). All significant intercompany transactions and balances have been eliminated in consolidation.

Income Taxes

     The Company accounts for its income taxes in accordance with U.S. GAAP, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of June 30, 2016, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2           ACCOUNTING POLICIES (CONTINUED)

Share-Based Compensation Expense

     The Company recognizes employee and director share-based compensation in its condensed consolidated statements of operations and comprehensive income (loss) at the grant-date fair value of stock options and other equity-based compensation. The determination of stock option grant-date fair value is estimated using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 5 - Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

Recent Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was further amended and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

     In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

     In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

     In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. This ASU requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

     In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

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

     In December 2014, the Company recovered from a third party $200,000 of accounts receivables that had been previously written off, which was recognized as other income during the three months ended December 31, 2014. There was no activity in discontinued operations for the nine months ended June 30, 2016.

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

     Dividends on the Convertible Preferred Stock totaled $0 for the three months ended June 30, 2016 and 2015 and totaled approximately $0 and $21,000 for the nine months ended June 30, 2016 and 2015, respectively. These dividends, in addition to the accretion, totaled $0 for the three months ended June 30, 2016 and 2015 and totaled approximately $0 and $476,000 for the nine months ended June 30, 2016 and 2015, respectively. At the December 30, 2014 Annual Meeting, the shareholder vote resulted in the turnover of a majority of the Board members, which represented a Change of Control pursuant to the terms of the Convertible Preferred Stock. On December 31, 2014, the Company determined to recognize the balance of the accretion and bring the Convertible Preferred Stock carrying value up to its redemption value due to the likelihood of the holders requesting redemption. On January 9, 2015, the Company received a notice of deemed liquidation from holders owning a majority of the outstanding Convertible Preferred Stock in which they requested redemption of their Convertible Preferred Stock. On February 23, 2015, the Company paid an aggregate of $1,287,737 to the holders of the Convertible Preferred Stock in order to redeem all of the outstanding shares of Convertible Preferred Stock.

Stock Repurchase

     In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, through June 30, 2016, the Company repurchased an aggregate of 224,690 shares at a cost of approximately $487,000. During the nine months ended June 30, 2016, the Company repurchased and retired an aggregate of 1,076 shares of its outstanding restricted common stock at a cost of approximately $2,000 in connection with the vesting of employee restricted stock awards, wherein certain employees surrendered a portion of their award in order to fund certain tax withholding obligations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5          SHARE-BASED COMPENSATION

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The expected term represents the period over which the stock option awards are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The expected volatility used is based on the historical price of the Company’s stock over the most recent period commensurate with the expected term of the award. The risk-free interest rate used is based on the implied yield of U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. The estimated annual forfeiture rate is based on management’s expectations and will reduce expense ratably over the vesting period. The forfeiture rate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material.

	For The Three	For The Nine
	Months Ended	Months Ended
	June 30, 2015	June 30, 2015
Expected term (years)	5.90	5.90
Expected volatility	64.4%	64.4%
Risk free interest rate	1.92%	1.92%
Expected dividends	0%	0%
Estimated annual forfeiture rate	10%	10%

     There were no options granted during the three and nine months ended June 30, 2016. The weighted average grant date fair value of options granted during the three and nine months ended June 30, 2015 was $0.38.

       The following table summarizes stock option activity during the nine months ended June 30, 2016:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2015	311,000	$2.39
Granted	-
Exercised	-
Forfeited	(40,000)	3.35
Outstanding, June 30, 2016	271,000	$2.24	5.1	$33,375

Exercisable, June 30, 2016	223,250	$2.58	4.2	$8,100

     The Company recognized compensation expense (credit) of approximately $(1,000) and $1,000 during the three months ended June 30, 2016 and 2015, respectively, and approximately $9,000 and $(36,000) during the nine months ended June 30, 2016 and 2015, respectively, in continuing operations for stock option awards in its condensed consolidated statements of operations and comprehensive income (loss).

     As of June 30, 2016, there was approximately $11,000 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized over a weighted average period of 1.6 years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5          SHARE-BASED COMPENSATION (CONTINUED)

     The following table provides additional information regarding stock option awards that were outstanding and exercisable at June 30, 2016:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.64 to $1.99	$0.99	102,500	$1.28	5.7	55,000
$2.00 to $2.99	2.46	96,000	2.46	3.1	95,750
$3.00 to $3.99	3.74	72,500	3.74	4.6	72,500
		271,000		4.2	223,250

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

     The Company recognized compensation expense of approximately $52,000 and $42,000 during the three months ended June 30, 2016 and 2015, respectively, and approximately $174,000 and $39,000 during the nine months ended June 30, 2016 and 2015, respectively, in continuing operations for restricted stock awards in its condensed consolidated statements of operations and comprehensive income (loss).

     As of June 30, 2016, there was approximately $135,000 of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 0.7 years.

      The following table summarizes restricted stock activity during the nine months ended June 30, 2016:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, September 30, 2015	263,332	$0.87	$230,165
Granted	141,817	1.43	202,521
Vested	(209,166)	0.96	(200,958)
Forfeited	(1,666)	1.67	(2,782)
Non-vested, June 30, 2016	194,317	$1.18	$228,946

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6          INCOME (LOSS) PER SHARE

     Basic income (loss) per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted income (loss) per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (a) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and (b) shares of nonvested restricted stock. Net income (loss) from continuing operations per basic and diluted share for the three and nine months ended June 30, 2015 is net of preferred stock cash dividends and accretion. The Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) from continuing operations	$77,956	$495,110	$466,339	$(1,893,342)
Preferred stock dividends and accretion	-	-	-	(475,580)
Net income (loss) from continuing operations applicable to common equity
(numerator for basic and diluted earnings per share)	$77,956	$495,110	$466,339	$(2,368,922)

Weighted average shares outstanding (denominator for basic earnings per share)	8,586,879	8,364,247	8,492,222	8,329,950

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	22,988	-	28,403	-
Assumed vesting of restricted stock, treasury stock method	69,752	9,089	140,917	-
Dilutive potential common shares	92,740	9,089	169,320	-
Denominator for diluted earnings per share - weighted average shares and
assumed potential common shares	8,679,619	8,373,336	8,661,542	8,329,950
Basic earnings (loss) from continuing operations per share	$0.01	$0.06	$0.05	$(0.28)
Diluted earnings (loss) from continuing operations per share	$0.01	$0.06	$0.05	$(0.28)

     The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Options	188,500	278,500	188,500	278,500
Warrants	723,846	723,846	723,846	723,846
Non-vested restricted stock	-	176,666	-	228,332
Total potentially dilutive shares	912,346	1,179,012	912,346	1,230,678

NOTE 7          COMMITMENTS AND CONTINGENCIES

Former CFO Agreement

     On February 16, 2015, the Company entered into a settlement agreement (the “Agreement”) and mutual release with James McKenna, the Company’s former Chief Financial Officer (“Former CFO”), in connection with a lawsuit filed by Mr. McKenna on August 26, 2014 in the U.S. District Court for the Southern District of New York against the Company and then-directors Frank LaGrange Johnson, Robert Garrett, John F. Chiste, Timothy Gordon and Owen P.J. King (the “SDNY Lawsuit”), alleging purported claims of retaliation for whistleblowing under the Dodd-Frank Act, breach of contract and breach of the covenant of good faith and fair dealing all as against the Company, and a single claim for tortious interference with contract as against the individual defendants. The complaint sought an unspecified amount of monetary consequential damages and punitive damages. Pursuant to the Agreement, Mr. McKenna and the Company have agreed to settle and release all disputes or claims against the other party related to the SDNY Lawsuit and any such disputes or claims arising out of Mr. McKenna’s employment with the Company, without an admission of liability or wrongdoing. Under the Agreement, Mr. McKenna received: (i) $315,000 (representing 18 months' salary); (ii) approximately $375,000 in legal fees, back pay, prior out-of-pocket benefits, taxes and penalties on Mr. McKenna’s 401(k) loan, and accrued paid time off; and (iii) 35,000 restricted stock units vesting immediately. The Agreement includes customary non-disparagement and release provisions. As of June 30, 2016, the obligation has been fully paid and there are no further amounts owed to the Former CFO.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8          CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

     For the three and nine months ended June 30, 2016 and 2015, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Customer 1	31.4%	39.7%	33.1%	34.3%
Customer 2	20.0%	18.2%	23.3%	23.1%
Customer 3	17.8%	12.6%	18.2%	14.2%
Customer 4	17.0%	10.7%	13.7%	10.9%
Totals	86.2%	81.2%	88.3%	82.5%

     At June 30, 2016 and September 30, 2015, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	June 30, 2016	September 30, 2015

Customer 1	29.3%	25.8%
Customer 2	10.1%	20.0%
Customer 3	28.2%	22.9%
Customer 4	20.6%	12.8%
Totals	88.2%	81.5%

NOTE 9          RELATED PARTY TRANSACTIONS

New York Office Services Agreement

     On February 1, 2014, the Company began leasing office space in New York, New York for its then Chief Executive Officer at a rate of $2,500 per month from LaGrange Capital Administration, L.L.C. (“LCA”). Frank LaGrange Johnson, the Company’s former Chairman of the Board, serves as the Managing Member of LCA. This lease was month-to-month and was cancellable by either the Company or LCA at any time. Effective April 1, 2014, LCA increased the monthly rental charge (inclusive of rent, allocable share of office assistant, and equipment leases) from $2,500 to approximately $12,700 per month. On January 16, 2015, the Company provided notice to LCA that it was immediately terminating the New York Office Services Agreement. During the three and nine months ended June 30, 2015, the Company recognized approximately $0 and $51,000, respectively, of rent expense related to the New York office.

Buying Agency and Supply Agreement

     On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”). The Supply Agreement, as amended on March 13, 2014 and March 11, 2015, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Supply Agreement was terminated on September 11, 2015 and the Company entered into a new Supply Agreement on substantially similar terms on September 9, 2015 that expires on September 8, 2018, subject to renewal. Terence Bernard Wise, Chief Executive Officer and a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $362,000 and $371,000 during the three months ended June 30, 2016 and 2015, respectively, and $1,101,000 and $1,144,000 during the nine months ended June 30, 2016 and 2015, respectively, in service fees paid to Forward China, which are included as a component of costs of goods sold in continuing operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9          RELATED PARTY TRANSACTIONS (CONTINUED)

Investment Management Agreement

     On April 16, 2013, the Company entered into an Investment Management Agreement (the “Investment Management Agreement”) with LCA, pursuant to which the Company retained LCA to manage certain investment accounts funded by the Company. The Investment Management Agreement formally terminated effective February 1, 2015.

     There were no new funds invested with LCA during the nine months ended June 30, 2015. The Company purchased $0 and approximately $11,000 of marketable securities during the three and nine months ended June 30, 2015, respectively. The Company sold $0 and approximately $952,000 of marketable securities during the three and nine months ended June 30, 2015, respectively. As a result of these activities, the Company recognized net investment losses of $0 and approximately $110,000 during the three months and nine months ended June 30, 2015, respectively. The Company didn’t recognize any advisory fee or performance fee expense during the three and nine months ended June 30, 2015.

NOTE 10          LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2016, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The following discussion and analysis compares our consolidated results of operations for the three and nine months ended June 30, 2016 (the “2016 Quarter” and ”2016 Period”, respectively), with those for the three and nine months ended June 30, 2015 (the “2015 Quarter” and “2015 Period”, respectively). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Business Overview

     Forward Industries, Inc. is a designer and distributor of specialty and promotional products. The Company designs, markets, and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package their products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China (refer to Note 9 to the unaudited condensed consolidated financial statements – Buying Agency and Supply Agreement).

     Beginning in the second quarter of fiscal 2016, we executed supplier agreements with two healthcare customers. Although there are no minimum purchase requirements, the agreements provide the framework and pricing for supplying the customers with our carrying cases.

     Although we have had five consecutive quarters of profitability, our revenues have decreased each of the last three consecutive quarters. Additionally, we continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases to our customers. Our dedicated Asia-based sourcing agent has made meaningful progress in areas such as quality assurance and overall operational performance that has better positioned us to negotiate such cost increases with our customers. However, we believe and anticipate that our supplier base may become more concentrated. As a result, our ability to effectively push back against such rising material costs may continue to diminish.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Income from Continuing Operations

     Income from continuing operations in the 2016 Quarter was approximately $78,000 compared to approximately $495,000 in the 2015 Quarter. The 2016 Quarter decrease in income from continuing operations is primarily due to a decrease in gross profit of approximately $270,000 and an increase in general and administrative expenses of approximately $185,000, partially offset by a decrease in sales and marketing expenses of approximately $45,000.

	Main Components of Income (Loss) from Continuing Operations
	(thousands of dollars)
	2016	2015
	Quarter	Quarter	Increase (Decrease)
Net revenues	$6,665	$7,231	$(566)

Gross profit	$1,078	$1,348	$(270)
Less:
Sales and marketing expenses	453	498	(45)
General and administrative expenses	540	356	184
Other expense (income), net	7	(1)	8
Income (loss) from continuing operations	$78	$495	$(417)

Income from continuing operations attributable to common shareholders per basic and diluted share was $0.01 and $0.06, respectively, for the 2016 Quarter and 2015 Quarter.

Net Revenues

     Net revenues in the 2016 Quarter decreased $0.5 million, or 8%, to $6.7 million from $7.2 million in the 2015 Quarter primarily due to lower revenues from Other Products. The tables below set forth revenues by channel, product line, and geographic location of our customers for the periods indicated:

	Net Revenues for 2016 Quarter
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$2.2	$1.2	$2.3	$5.8
Other products	0.5	0.4	0.1	0.9
Total net revenues	$2.7	$1.6	$2.4	$6.7

	Net Revenues for 2015 Quarter
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$2.8	$1.4	$1.7	$5.9
Other products	0.6	0.3	0.5	1.3
Total net revenues	$3.4	$1.7	$2.2	$7.2

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

     Revenues from Diabetic Products decreased $0.1 million to $5.8 million in the 2016 Quarter, from $5.9 million in the 2015 Quarter. The decrease was primarily due to lower revenues derived from our largest major Diabetic Products’ customer (Diabetic Customer A). The decrease was offset, in part, by higher revenues derived from two of our other three major Diabetic Products’ customers (Diabetic Customers C and D). Revenues from our other Diabetic Products’ customers were flat quarter over quarter.

      The following table sets forth our revenues by Diabetic Products’ customers for the periods indicated:

	(millions of dollars)
	2016	2015	Increase
	Quarter	Quarter	(Decrease)
Diabetic Customer A	$2.1	$2.9	$(0.8)
Diabetic Customer B	1.3	1.3	-
Diabetic Customer C	1.1	0.8	0.3
Diabetic Customer D	1.2	0.9	0.3
All other Diabetic Customers	-	-	-
Totals*	$5.8	$5.9	$(0.1)

*Tables may not total due to rounding.

     Revenues from Diabetic Products represented 87% of our total net revenues in the 2016 Quarter compared to 82% of our total net revenues in the 2015 Quarter.

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

     Revenues of Other Products decreased $0.4 million to $0.9 million in the 2016 Quarter from $1.3 million in the 2015 Quarter. This is primarily due to the loss of several small customers. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

     Revenues from Other Products represented 13% of our net revenues in the 2016 Quarter compared to 18% of our total net revenues in the 2015 Quarter.

Gross Profit

     The decrease in gross profit of approximately $270,000 was driven by a year over year decline in net revenues of 8% as well as a decline in gross margins. Our gross margin decreased to 16.2% in the 2016 Quarter compared to 18.6% in the 2015 Quarter. The decrease in gross profit was driven by a drop in net revenues and a decline in gross margins.

Sales and Marketing Expenses

     Sales and marketing expenses decreased approximately $45,000, or 9%, to approximately $453,000 in the 2016 Quarter compared to approximately $498,000 in the 2015 Quarter, primarily due to decreased travel and entertainment expenses of approximately $33,000 and personnel expenses of approximately $20,000. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

     General and administrative expenses increased approximately $185,000, or 52%, to approximately $541,000 in the 2016 Quarter from approximately $356,000 in the 2015 Quarter, primarily due to a $425,000 reduction in the 2015 Quarter resulting from the recognition of insurance recovery proceeds received stemming from the settlement with the Company’s former Chief Financial Officer. This was partially offset in the 2016 Quarter by decreased accounting and legal fees of approximately $87,000, recruiter fees of approximately $56,000, and director fees of approximately $52,000. Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other (Income) Expense, Net

     Other (income) expense, net, consisting primarily of foreign exchange losses, was approximately $7,000 in the 2016 Quarter compared to approximately $(1,000) in the 2015 Quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2015

Income (Loss) from Continuing Operations

     Income from continuing operations in the 2016 Period was approximately $466,000 compared to a loss of approximately $1,893,000 in the 2015 Period. The 2016 Period increase in income from continuing operations is primarily due to decreases in general and administrative expenses of approximately $2,151,000 and sales and marketing expenses of approximately $558,000, partially offset by a decrease in gross profit of approximately $461,000.

	Main Components of (Loss) Income from Continuing Operations
		(thousands of dollars)
	2016	2015
	Period	Period	Increase (Decrease)
Net revenues	$20,828	$22,422	$(1,594)

Gross profit	$3,801	$4,262	$(461)
Less:
Sales and marketing expenses	1,318	1,876	(558)
General and administrative expenses	2,005	4,163	(2,158)
Other expense, net	12	116	(104)
Income (loss) from continuing operations	$466	$(1,893)	$2,359

Income (loss) from continuing operations attributable to common shareholders per basic share was $0.05 and $(0.28) for the 2016 Period and 2015 Period, respectively. Income (loss) from continuing operations attributable to common shareholders per diluted share was $0.05 and $(0.28) for the 2016 Period and 2015 Period, respectively.

Net Revenues

     Net revenues in the 2016 Period decreased $1.6 million, or 7%, to $20.8 million from $22.4 million in the 2015 Period primarily due to lower revenues from Other Products. The tables below set forth revenues by channel, product line, and geographic location of our customers for the periods indicated:

	Net Revenues for 2016 Period
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$7.1	$4.3	$7.1	$18.5
Other products	0.8	1.2	0.4	2.4
Total net revenues	$7.9	$5.5	$7.5	$20.8

	Net Revenues for 2015 Period
	(millions of dollars)
	APAC	Americas	EMEA	Total*
Diabetic products	$7.9	$4.3	$6.4	$18.6
Other products	1.3	1.5	1.0	3.8
Total net revenues	$9.2	$5.9	$7.4	$22.4

*Tables may not total due to rounding.

Diabetic Product Revenues

     Revenues from Diabetic Products decreased $0.1 million in the 2016 Period compared to the 2015 Period. The lower revenues derived from two of our four largest major Diabetic Products’ customers (Diabetic Customers A and B) were partially offset by higher revenues derived from our other two largest major Diabetic Products’ customers (Diabetic Customer C and D). Revenues from our other Diabetic Products’ customers were flat quarter over quarter.

      The following table sets forth our revenues by Diabetic Products’ customers for the periods indicated:

	(millions of dollars)
	2016	2015	Increase
	Period	Period	(Decrease)
Diabetic Customer A	$6.9	$7.7	$(0.8)
Diabetic Customer B	4.9	5.2	(0.3)
Diabetic Customer C	2.9	2.4	0.5
Diabetic Customer D	3.8	3.2	0.6
All other Diabetic Customers	0.1	0.1	-
Totals*	$18.5	$18.6	$(0.1)

*Tables may not total due to rounding.

     Revenues from Diabetic Products represented 89% of our total net revenues in the 2016 Period compared to 83% of our total net revenues in the 2015 Period.

Other Product Revenues

     Revenues of Other Products decreased $1.4 million to $2.4 million in the 2016 Period from $3.8 million in the 2015 Period. This is primarily due to the loss of several small customers. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

     Revenues from Other Products represented 11% of our net revenues in the 2016 Period compared to 17% of our total net revenues in the 2015 Period.

Gross Profit

     The decrease in gross profit of approximately $461,000 was driven by a year over year decline in net revenues of 7%. Our gross margin decreased to 18.3% in the 2016 Period compared to 19.0% in the 2015 Period. The decrease in gross profit was driven by a drop in net revenues and a decline in gross margins.

Sales and Marketing Expenses

     Sales and marketing expenses decreased approximately $558,000, or 30%, to $1,318,000 in the 2016 Period compared to approximately $1,876,000 in the 2015 Period, primarily due to reduced personnel expenses as a result of the headcount reduction. A more cost conscious approach to travel and entertainment spending also provided for savings to a lesser extent. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

     General and administrative expenses decreased approximately $2,158,000, or 52%, to approximately $2,005,000 in the 2016 Period from approximately $4,163,000 in the 2015 Period, primarily due to the following:

  $1.4 million decrease in legal fees and professional fees related to the FY 2015 proxy contest and other legal matters;
  $0.5 million decrease, net of insurance recovery of $0.4 million, in personnel expenses related to the accrual of settlements with both the former CEO and former CFO; and
  $0.1 million decrease in accounting and other legal fees.

      Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Expense, Net

     Other expense, net, consisting primarily of realized and unrealized losses on investments in marketable securities and foreign exchange losses, was approximately $12,000 in the 2016 Period compared to approximately $116,000 in the 2015 Period. The loss in marketable securities was related to an Investment Management Agreement pursuant to which the Company funded certain investment accounts. The Investment Management Agreement was terminated effective February 1, 2015.

     For the nine months ended June 30, 2016, no current book tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards. The Company’s deferred tax provision is completely offset by a full valuation allowance.

RESULTS OF DISCONTINUED OPERATIONS FOR THE 2016 PERIOD COMPARED TO THE 2015 PERIOD

     Income from discontinued operations was $0 in the 2016 Period compared to income of approximately $199,000 in the 2015 Period. In the 2015 Period, we recovered from a third party $200,000 of accounts receivables that had been previously written off, which was recognized as other income during the three months ended December 31, 2014.

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

     At June 30, 2016, our current ratio (current assets divided by current liabilities) was 2.6; our quick ratio (current assets less inventories divided by current liabilities) was 2.1; and our working capital (current assets less current liabilities) was $7.9 million. As of June 30, 2016, we had no short or long-term debt outstanding. We do not anticipate the need to purchase additional material capital assets in order to carry out our business.

      During the nine months ended June 30, 2016 and 2015, our sources and use of cash were as follows:

Cash Flows from Operating Activities

     During the 2016 Period, cash provided by operating activities of approximately $1,243,000 resulted primarily from net income of approximately $466,000, a decrease in accounts receivable of approximately $725,000, a decrease in inventories of approximately $208,000 and the add back of non-cash share-based compensation of approximately $185,000, partially offset by a decrease in accounts payable (including due to Forward China) and accrued expenses of approximately $373,000.

     During the 2015 Period, cash used in operating activities of approximately $1,777,000 resulted primarily from a net loss of approximately $1,694,000, a decrease in accounts payable (including due to Forward China) and accrued expenses of approximately $562,000 and an increase in inventories of approximately $509,000, partially offset by a decrease in accounts receivable of approximately $797,000 and the add back of non-cash realized and unrealized loss on marketable securities of approximately $110,000.

Cash Flows from Investing Activities

     In the 2016 Period, cash used in investing activities of approximately $48,000 resulted from purchases of property and equipment.

     In the 2015 Period, cash provided by investing activities of approximately $908,000 resulted from net proceeds from sales and purchases of marketable securities of approximately $941,000, offset by purchases of property and equipment of approximately $33,000.

Cash Flows from Financing Activities

     In the 2016 Period, cash used in financing activities of approximately $2,000 resulted from the repurchase of restricted stock.

     In the 2015 Period, cash used in financing activities of approximately $1,321,000 resulted primarily from redemption of all outstanding 6% Senior Convertible Preferred Stock of approximately $1,288,000.

Related Party Transactions

     For information on related party transactions and their financial impact, see Note 9 to the unaudited condensed consolidated financial statements contained herein.

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
From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2016, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

Dated: August 12, 2016

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

By: /s/ Michael Matte Michael Matte Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Filed or
		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment to the Certificate of	8-K	4/26/13	3.1
Incorporation, April 26, 2013
3.3	Certificate of Amendment to the Certificate of	8-K	7/3/13	3.1
Incorporation, June 28, 2013
3.4	Third Amended and Restated Bylaws, as of May 28,	10-K	12/10/14	3(ii)
2014
4.1	Rights Agreement, dated as of April 26, 2013	8-K	4/26/13	4.1
10.1	Buying Agency and Supply Agreement with Forward	10-K	12/16/15	10.7
Industries (Asia-Pacific), Corporation, dated as of
September 9, 2015
31.1	Certification of Principal Executive Officer				Filed
(Section 302)
31.2	Certification of Principal Financial Officer				Filed
(Section 302)
32.1	Certification of Principal Executive Officer and				Furnished*
Principal Financial Officer (Section 906)
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed
———————

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

     Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to Forward Industries, Inc., 477 S. Rosemary Ave. Ste. 219, West Palm Beach, Florida 33401, Attention: Corporate Secretary.