Form 10-K
period 2016-09-30
FORWARD INDUSTRIES INC
filed 2016-12-12
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: approximately $7,800,000.

As of December 9, 2016, 8,780,830 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 30, 2016.

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
“Commission” refers to the United States Securities and Exchange Commission;
“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;
“Fiscal 2016” refers to our fiscal year ended September 30, 2016;
“Fiscal 2015” refers to our fiscal year ended September 30, 2015;
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

PART I

ITEM 1.          BUSINESS

General

     Forward Industries, Inc. designs and distributes carry and protective solutions, primarily for hand held electronic devices, including soft-sided carrying cases, bags, clips, hand straps, protective plates and other accessories made of leather, nylon, vinyl, plastic, PVC and other synthetic materials. Our principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. Our OEM products include carrying cases and other accessories for blood glucose monitoring kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, firearms and other products). Our carrying cases are designed to enable these devices to be stowed in a pocket, handbag, briefcase, or backpack, clipped to a belt or shoulder strap, or strapped to an arm, while protecting the consumer electronic or other product from scratches, dust, and mishandling. Our OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. We do not manufacture any of our OEM products and source substantially all of our OEM products from independent suppliers in China.

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

Products

Diabetic Products

     We sell carrying cases for blood glucose diagnostic kits (“Diabetic Products”) directly to OEMs (or their contract manufacturers) of these electronic monitoring kits made for use by diabetics. We typically sell these cases at prices ranging from approximately $0.50 to $6.50 per unit. Unit volumes are sold predominantly at the lower end of this price range. The OEM customer (or its contract manufacturer) packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a much lesser extent, sells them through their retail distribution channels. These kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders. As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet. For Fiscal 2016, our Diabetic Products customers accounted for approximately 88% of our total net revenues.

Other Products

     We also sell carrying and protective solutions to OEMs for a diverse array of other portable electronic and other products (“Other Products”), including sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, and firearms, on a made-to-order basis that are customized to fit the products sold by our OEM customers. Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design and sell the carry solution. For Fiscal 2016, our Other Products accounted for approximately 12% of our total net revenues.

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

Marketing, Distribution, and Revenues

        Geographic Distribution of Revenues

     Through our wholly owned subsidiaries, Forward US and Forward Switzerland, we distribute and sell our products globally. The approximate percentages of net revenues from OEM customers by their geographic location for Fiscal 2016 and Fiscal 2015 are as follows:

	Net Revenues for the Fiscal
	Years Ended September 30,
	2016	2015
APAC Region	37%	40%
EMEA Region	36%	34%
Americas	27%	26%
Total	100%	100%

     The importance of the APAC Region is attributable to the fact that certain of our key customers outsource product manufacture to contract manufacturers located in China or elsewhere in Asia. In these instances, we ship product to, and product is packaged “in box” at, such contract manufacturer’s facility. If payment to us is due from the contract manufacturer, we identify the sale to its geographic location rather than that of the customer for whom the contract manufacturer is supplying product. The decrease in the APAC Region’s contribution to total net revenues in Fiscal 2016 compared to Fiscal 2015 was primarily due to the decrease in revenue contribution from Diabetic Products Customer A within the APAC Region. The increase in the EMEA Region’s contribution to total net revenues in Fiscal 2016 compared to Fiscal 2015 was primarily due to the increase in revenue contribution from Diabetic Products Customer C within the EMEA Region. The increase in the Americas contribution to total net revenues in Fiscal 2016 compared to Fiscal 2015 was primarily due to increased revenue contribution from Diabetic Products Customers C and D, partially offset by lower revenue contribution from Diabetic Products Customer B within the Americas.

        Channels of Distribution

     We primarily ship our products directly to our OEM customers (or their contract manufacturers), who package our accessory products “in box” with their branded products. Some of our customers also purchase certain of our products and offer them for sale as stand-alone accessories to complement their product offerings.

        Revenues by Product Line

     Revenues from carry and protective solutions for Diabetic Products and for Other Products (all products other than diabetic carry cases for blood glucose monitor kits) accounted for approximately the following percentages of total net revenues in Fiscal 2016 and 2015:

	For the Fiscal Years Ended
	September 30,
Net Revenues:	2016	2015
Diabetic Products	88%	83%
Other Products	12%	17%
Totals	100%	100%

        Concentration of Revenues

     Four customers (including their affiliates and contract manufacturers) accounted for approximately 88% and 82% of our net revenues from continuing operations in Fiscal 2016 and 2015, respectively. All four of these “major” customers are OEMs of diabetic monitoring kits. These customers package our carry and protective solutions “in box” with their branded products, or to a lesser extent, sell them through their retail distribution channels. The approximate percentages of net revenues contributed by each of these four customers to continuing operations for Fiscal 2016 and Fiscal 2015 are as follows:

	For the Fiscal Years Ended
	September 30,
	2016	2015

Diabetic Products Customer A	31%	33%
Diabetic Products Customer B	25%	24%
Diabetic Products Customer C	19%	15%
Diabetic Products Customer D	13%	10%
Totals	88%	82%

     During Fiscal 2016 and 2015, all net revenues from products sold to OEMs were made directly by our employees, which are assigned key accounts or defined geographic sales territories.

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

        Dependence on Sourcing Agent

     On September 9, 2015, the Company renewed a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (the “Agent”) on substantially the same terms as its previous buying agency and supply agreement with the Agent, which was due to expire on September 11, 2015. The Supply Agreement provides that the Agent acts as the Company’s exclusive buying agent of carry and protective solutions. The Agent also arranges for sourcing, manufacture and exportation of such products. The Company purchases products at the Agent’s cost and pays a service fee to the Agent. The service fee is calculated at $100,000 monthly plus 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from the Agent. The Supply Agreement terminates on September 8, 2018, subject to renewal. Mr. Terence Wise, the Company’s Chairman, Chief Executive Officer and largest shareholder, is a principal of the Agent. See “Item 1A. – Risk Factors” regarding our dependence on the Agent.

        Suppliers

     We procure substantially all our supply of carrying solutions products from independent suppliers in China through the Agent. Depending on the product, we may require several different suppliers to furnish component parts or pieces.

     We place orders with the Agent at the time we receive firm purchase orders and/or forecasts from our OEM customers for a particular product. Accordingly, we do not have minimum supply requirement agreements with our suppliers to guarantee us supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of our suppliers. However, from time to time, we may order products from our suppliers in advance of receiving a customer purchase order, or in quantities in excess of those forecasted to us by our customer, for which they are contractually obligated to us, in order to meet our customer’s delivery demands. Beginning September 1, 2013 we began making purchases directly from Forward China. During the years ended September 30, 2016 and 2015, all of our purchases were made directly through Forward China.

        Quality Assurance

     In order to ensure that our products manufactured by our Chinese suppliers meet our quality assurance standards, our products are inspected by independent contractors in China, which may be affiliated with one or more of our suppliers. These contractors were subject to the control and supervision of Forward China’s quality assurance employees based in Hong Kong. In July 2012, Forward China received its ISO 9001:2008 quality certification.

        Logistics

     Once our products are approved for shipment by our quality assurance procedures, our products are typically shipped to our customer’s destination port in the Americas and the EMEA Region on ocean-going container vessels, or by ground transport to our APAC Region customer’s locations in China or Hong Kong. In certain cases, and primarily at our customer’s request, we will expedite the shipment of our products by using air transportation. Most ocean-going shipments bound for the United States are off-loaded at the port of Los Angeles or San Francisco, but certain customers arrange for shipments to East Coast ports, such as Miami or Philadelphia.

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

Employees

     As of December 9, 2016, we had 11 full-time employees. We consider our employee relations to be satisfactory. None of our employees are covered by a collective bargaining agreement.

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

ITEM 1A.         RISK FACTORS

        We have a history of losses and negative cash flow from operations. We cannot assure you that we will sustain profitability in the future.

     We have incurred significant losses and negative cash flows from operations in recent prior years. We reported net income of approximately $0.6 million and incurred a net loss of approximately $1.4 million for the fiscal years ended September 30, 2016 and 2015, respectively, and had net cash provided by operating activities of approximately $0.8 million and net cash used in operating activities of approximately $2.0 million for the fiscal years ended September 30, 2016 and 2015, respectively. Further, we may incur net losses in future reporting periods as we incur expenses associated with the continuation of our business as well as its subsequent development, which development cannot be guaranteed. There is no assurance our future operations will continue to be profitable. If we cannot generate sufficient revenues to operate profitably, we may be forced to cease or suspend operations, or we may be required to raise capital to maintain or grow our operations. There is no assurance that we will be able to raise such capital.

     While we believe that our existing cash resources are sufficient to support our growth strategy, there can be no assurances that our growth strategy will be successful or that we will earn a return on these investments.

     Our business remains highly concentrated in our Diabetic Products Line. If our Diabetic Products Line were to suffer the loss of a principal customer or a material decline in or loss of revenues, our business would be materially and adversely affected.

     Revenues of Diabetic Products to OEM customers accounted for approximately 88% of net revenues from continuing operations in Fiscal 2016. As a result, our financial condition and results of operations are subject to higher risk from the loss of a major Diabetic Products customer or changes in their business practices, for example, recently a new diabetes monitoring product has been brought to the market which does not use a carrying case. If our customers use new solutions in their diabetes product lines that do not use carrying cases, our business would be materially and adversely affected.

     The loss of any of, or a material reduction in orders from, our largest customers, would materially and adversely affect our results of operations and financial condition.

     Our business is and has been characterized by a high degree of customer concentration. Our four largest customers accounted for approximately 88% and 82% of net revenues from continuing operations in Fiscal 2016 and Fiscal 2015, respectively. The loss of any of these customers, whether as a result of its purchase of its carry solution requirements from another vendor, its decision to manufacture its own carrying cases, its decision to award its orders to one of our competitors, or otherwise, would have a material adverse effect on our financial condition, liquidity and results of operations.

     If any one or more of our OEM customers elect to reduce or discontinue inclusion of cases “in box”, our results of operations and financial condition would be materially and adversely affected.

     The predominant percentage of our revenues is derived from sales of case accessories to our OEM customers who package our cases “in box” with their electronics. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to healthcare providers and patients. For example, the federal healthcare reform legislation that was enacted in March 2010 (known as the Patient Protection and Affordable Care Act of 2010 (“ACA”)) may reduce reimbursement for some healthcare providers and patients while increasing reimbursement for others. In addition, ACA mandates the implementation of various programs and value and quality-based reimbursement incentives that may impact the amount of reimbursement for healthcare providers and patients. In addition and more significantly, third-party payers, including governmental health administration authorities, managed care providers and private health insurers, have increasingly challenged the price and examined the cost effectiveness of medical products and services, which has affected the reimbursement of such products to patients. Due to this uncertainty in medical reimbursements, OEMs have experienced reductions in demand and, as a result, have sought continuously to reduce expenses. Additionally, it is uncertain what impact the election of Donald Trump as President will have on health care spending in light of his campaign promise to repeal the ACA. If enacted and implemented, any measures to restrict health care spending could result in decreased sales of our products. If one or more of our OEM customers generally begin to reduce or discontinue the practice of including carry case accessories “in box” or if our customers experience reduced demand for their products as a result of political changes, we may incur a significant decline in our revenues and our results of operations and financial condition would be materially and adversely affected.

     If President-elect Donald Trump follows through with his threats to put significant tariffs or other restrictions on Chinese imports, our revenues and results of operations be may materially harmed.

Donald Trump’s victory in the U.S. presidential election, as well as the Republican Party maintaining control of both the House of Representatives and Senate of the United States in the congressional election, has created uncertainty with how trade would be affected between China and the United States. During the election campaign, President-elect Trump made threats regarding cutting off trade with China and/or imposing a tariff on all imports from China. If any such restrictions or tariffs are imposed on products that we import to our customers, we would be required to raise our prices which may result in the loss of customers and harm our business.

     We continue to encounter pressures from our largest OEM customers to maintain or even decrease prices or to supply lower priced carry solutions, and expect such pressure to persist. The effects of such price constraints on our business may be exacerbated by inflationary pressures that affect our costs of supply.

     During Fiscal 2016 and Fiscal 2015, we experienced significant pricing pressure from our largest OEM customers to maintain or even reduce the prices we charge them. When we are unable to extract comparable concessions from our suppliers on prices they charge us, our product sales margins erode. In addition, competitors may reduce their average selling prices faster than we are able to reduce costs, which can also accelerate the rate of decline of our selling prices.

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

     In addition, we depend significantly on Forward China as our exclusive buying agent for substantially all of our component parts. As a result, we have limited visibility as to our supplier base, making it difficult to forecast future events and to plan our operations. In addition, if Forward China fails to satisfactorily perform its obligations, including payment obligations, to our suppliers or its duties to us as our exclusive buying agent as a result of financial or other difficulties or for any other reason, or if our relationship with Forward China were to suffer, we could suffer irreparable harm resulting in substantial harm to the business.

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

     Because our revenues are highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us can fluctuate markedly in a short period of time, our quarterly revenues, and consequently our results of operations, may be highly variable and subject to significant changes over a relatively short period of time. Our largest OEM customers may keep consumer products with which our carry solutions are packaged “in-box” in active promotion for many months, or for a very short period of time, depending on various factors, including sales trends for the product, product development cycles, new product introductions, and our customers' competitors' product offerings. As demand for the consumer product relating to the in-box program matures and decreases, we may be forced to accept significant price and/or volume reductions in customer orders for our carry solutions, which will adversely affect revenues. These factors tend to lead to a high degree of variability in our quarterly revenue levels. Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, their orders from us by amounts that are material to our business.

     Our gross margins, and therefore our profitability, vary considerably by customer and by product, and if the revenue contribution from one or more OEM customers or products changes materially, relative to total revenues, our gross profit percentage may fluctuate.

     Our gross profit margins on the products we sell can vary widely depending on the product type, customer, and order size. Because of the broad variability in price ranges and product types, we anticipate that gross margins, and accordingly their impact on operating income or loss, may fluctuate depending on the relative revenue contribution from each customer or product. If our gross margins decrease, our results of operations will be adversely affected.

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

     There are many competitors in the sale of carry solutions products to OEMs, and competition is intense. Since little or no significant proprietary technology is involved in the design, production or distribution of the types of products we sell, others may enter the business with relative ease and compete against us. Such competition may result in the diminution of our market share or the loss of one or more major OEM customers, thereby adversely affecting our net revenues, results of operations, and financial condition. Many of our competitors are larger, better capitalized and more diversified than we are and may be better able to withstand a downturn in the general economy or in the product areas in which we specialize. Potential customers may prefer the pricing terms offered by competitors. These competitors may also have less sales concentration than we do and be better able to withstand the loss of a key customer or diminution in its orders. If we are not effectively able to compete, our results of operations will be adversely affected.

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

     Terence Wise, our Chairman and Chief Executive Officer, is a significant shareholder who beneficially owns approximately 18.3% of the outstanding shares of our common stock as of December 9, 2016. Mr. Wise has substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. In 2014, Mr. Wise successfully launched a proxy contest to elect a different slate of directors than what our Company proposed to shareholders. In addition, such influence by Mr. Wise could have the effect of discouraging potential business partners or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

        Not Applicable

ITEM 2.         PROPERTIES

     We lease approximately 2,815 square feet in West Palm Beach, Florida for our executive offices, which we rent under a lease agreement scheduled to expire in September 2020. The lease has annual escalations of 3% per year; rent payments were approximately $6,900 per month during Fiscal 2016.

     In April 2011, we relocated our executive offices from Pompano Beach, Florida to offices in Santa Monica, California, which consisted of approximately 3,400 square feet, which we rented during Fiscal 2013 under a lease agreement that expired in September 2016. The lease had annual escalations of 3.5% per year; rent payments were approximately $15,400 per month during Fiscal 2016. Beginning in July 2013, we sub-leased this space for the remainder of our lease term at rates above those that we were contractually obligated to pay.

     We sub-lease approximately 1,300 square feet of office space in Cham, Switzerland, on a month-to-month basis, at the rate of $1,700 per month, from a tenant at the same location. We use this office as our EMEA Region headquarters from which we coordinate our sales and sales support activities throughout the EMEA Region.

     We believe that each of the foregoing leased properties is adequate for the purposes for which it is used. All leases are with unaffiliated third parties. We believe that the loss of any lease would not have a material adverse effect on our operations, as we believe that we could identify and lease comparable facilities upon approximately equivalent terms.

ITEM 3.         LEGAL PROCEEDINGS

     From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. As of September 30, 2016, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.         MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Market for Common Stock

The principal market for our common stock is the Nasdaq Capital Market (“Nasdaq”). Our common stock is traded under the symbol "FORD". The following table sets forth the high and low closing bid quotations for our common stock on Nasdaq for each quarter in the last two fiscal years:

	Bid Price Information for Common Stock*
	Fiscal 2016		Fiscal 2015
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$1.80	$1.08	$1.35	$0.82
Second Quarter	$1.56	$1.07	$1.25	$0.70
Third Quarter	$1.60	$1.11	$0.85	$0.58
Fourth Quarter	$2.11	$1.02	$3.90	$0.61

______________________________________________________________

*High and low bid price information as furnished by The NASDAQ Stock Market Inc.

        On December 9, 2016, the closing bid quotation for our common stock was $1.39.

        Holders of common stock.

        As of December 9, 2016, there were approximately 100 holders of record of our common stock.

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

     Long-term equity based compensation is accomplished under the Forward Industries, Inc. 2007 Equity Incentive Plan, as amended (the “2007 Plan”), adopted by the Company and by its shareholders in May 2007 and amended February 2009, and the Forward Industries, Inc. 2011 Long Term Incentive Plan (the “2011 Plan”), adopted by the Company and by its shareholders in March 2011. Under the 2007 Plan, 800,000 shares of common stock were authorized for grants of awards of stock options and restricted stock, of which 7,823 shares remain available for grant as of September 30, 2016. Under the 2011 Plan, 850,000 shares of common stock were authorized for grants of awards of stock options and restricted stock, of which 451,479 shares remain available for grant as of September 30, 2016.

        Information relating to securities authorized for issuance under equity compensation plans as of September 30, 2016, is as follows:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation plans
	exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	266,000	$2.27	459,302

Equity compensation plans not
approved by security holders	-	$-	-
Total	266,000	$2.27	459,302

Recent Sales of Unregistered Securities

        None.

ITEM 6. SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors.”

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

Business Overview

        Trends and Economic Environment

     In June 2012, the Company made the strategic decision to focus solely on its core OEM business. Initially, we implemented several key restructuring measures in order to improve our operating performance and return the Company to profitability. These actions included replacing our legacy sourcing and quality assurance infrastructure with a variable lower cost solution through our use of an exclusive Asia-based sourcing agent (See Note 12 in the notes to our Consolidated Financial Statements) and rationalizing our fixed operating expenses, including office closures and headcount reductions. Our financial results, most notably our reduction of overhead and operating expenses for Fiscal 2016, reflect the impact of these restructuring measures.

     With the restructuring behind us, we have turned our focus to protecting the strong competitive position we have built across several key product categories, especially our Diabetic Products Line. We have reinvested a portion of the savings generated from the restructuring towards better incentivizing our sales and sales support teams, which we believe will improve our ability to provide proactive and responsive support to our existing customer base. We believe that these incentives will improve our ability to provide innovative and differentiated solutions to our existing and prospective customers. As an example, the Diabetic Products sector seems to be undergoing significant changes that, we believe, present us with meaningful opportunities if managed proactively.

     We remain challenged by a highly concentrated customer base and product offering, especially with respect to our Diabetic Products Line, where we operate in a price sensitive environment in which we continue to experience volatility in demand and downward pricing pressure from our major Diabetic Products customers. We believe that future investments in our sales and sales support teams will increase our ability to expand and diversify our customer base, which we believe is essential to overcoming these challenges and the impact they have on our gross margins.

     In addition to our endeavors to grow and diversify our business organically, we are beginning an active search process to identify potential acquisition targets that would be complementary to our existing business and allow us to further leverage our operating infrastructure. We anticipate that this search process will be ongoing with the goal of identifying prospective target companies that, if acquired, would be accretive to our organic results.

     We continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases through to customers. Our dedicated Asia-based sourcing agent has made meaningful progress in areas such as quality assurance and overall operational performance during Fiscal 2016, which has better positioned us to negotiate such cost increases with our customers. However, we believe and anticipate that our supplier base may become more concentrated. As a result, our ability to effectively push back against rising material costs may diminish.

Variability of Revenues and Results of Operation

     Because a high percentage of our revenues is highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time.

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

        Accounts Receivable

     Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. We perform periodic credit evaluations of our customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believe that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net one hundred twenty (120) days. We have not historically experienced significant credit or collection problems with our OEM customers or their contract manufacturers. At September 30, 2016 and 2015, no allowance for doubtful accounts relating to our continuing operations was deemed necessary.

        Inventories

     Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market. Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in our consolidated statements of operations and comprehensive income (loss). As reserved inventory is disposed of, we charge off the associated allowance. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. Our estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2016 and 2015, there was no allowance for obsolete inventory.

        Income Taxes

     We account for income taxes in accordance with GAAP, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of net deferred tax assets. See Note 9 to our Consolidated Financial Statements. Our policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in our consolidated statements of operations and comprehensive income (loss) and include accrued interest and penalties within “accrued expenses and other current liabilities” in our consolidated balance sheets, if applicable. For fiscal years ended September 30, 2016 and 2015, no income tax related interest or penalties were assessed or recorded.

        Revenue Recognition

     We generally recognize revenue from product sales to our customers when: (i) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (ii) persuasive evidence of an arrangement exists; (iii) we have no continuing obligations to the customer; and (iv) collection of the related accounts receivable is reasonably assured. The Company defers revenue when it receives consideration before achieving the criterion previously mentioned.

        Share-Based Payment Expense

     We recognize share-based compensation in our consolidated statements of operations and comprehensive income (loss) at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material changes to the valuation of options granted in future periods and increases in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, we have elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. See Note 8, Share-Based Compensation, in the Notes to our Consolidated Financial Statements. In addition, we recognize share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

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

     In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company does not anticipate that the adoption of ASU 2015-11 will have a material impact on its consolidated financial statements.

     In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company does not anticipate that the adoption of ASU 2015-17 will have a material impact on its consolidated financial statements.

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

     In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2016-09 will have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS FOR FISCAL 2016 COMPARED TO FISCAL 2015

Income (Loss) from Continuing Operations

     Income from continuing operations was $0.6 million in Fiscal 2016 compared to a loss of $1.6 million in Fiscal 2015. The income in Fiscal 2016 was primarily due to a decrease in operating expenses, especially general and administrative expenses, which included the Company’s proxy defense in Fiscal 2015, offset, in part, by a decline in revenues and gross profit as reflected in the table below:

	(dollars in thousands)
	For the Fiscal Years Ended
	September 30,
			Increase
	2016	2015	(Decrease)
Net revenues	$27,480	$30,014	$(2,534)

Gross profit	$5,080	$5,793	$(713)
Less:
Sales and marketing expenses	1,891	2,363	(472)
General and administrative expenses	2,572	4,943	(2,371)
Other expense, net	10	120	(110)
Income (loss) from continuing operations	$607	$(1,633)	$2,240

        Income (loss) from continuing operations per basic and diluted share was $0.07 and $(0.25) for Fiscal 2016 and 2015, respectively.

Net Revenues

     Net revenues declined $2.5 million, or 8%, to $27.5 million in Fiscal 2016 from $30.0 million in Fiscal 2015 due to reduced revenues in both product lines. Revenues from Diabetic Products declined $0.6 million and revenues in Other Products declined $1.9 million. The tables below sets forth revenues by channel, product line and geographic location of our customers for the periods indicated:

	Net Revenues for the Fiscal Year Ended September 30, 2016
		(dollars in thousands)
	APAC Region	EMEA Region	Americas	Total
Diabetic Products	$8,807	$9,461	$5,874	$24,142
Other Products	1,407	472	1,459	3,338
Total net revenues	$10,214	$9,933	$7,333	$27,480

	Net Revenues for the Fiscal Year Ended September 30, 2015
		(dollars in thousands)
	APAC Region	EMEA Region	Americas	Total
Diabetic Products	$10,086	$8,907	$5,789	$24,782
Other Products	1,846	1,406	1,980	5,232
Total net revenues	$11,932	$10,313	$7,769	$30,014

Diabetic Product Revenues

     We design to the order of, and sell carrying cases for blood glucose diagnostic kits directly to, OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sell them through their retail distribution channels.

     Revenues from Diabetic Products declined $0.6 million to $24.1 million in Fiscal 2016 from $24.8 million in Fiscal 2015. This decrease was primarily due to lower revenues from two of our major Diabetic Products customers (Diabetic Products Customers A and B). The decline was offset, in part, by an increase in revenues from two major Diabetic Products customers (Diabetic Products Customers C and D) and a slight increase in revenues from our Other Diabetic Products customers.

The following table sets forth our revenues by Diabetic Products customer for the periods indicated:

	(dollars in thousands)
	For the Fiscal Years Ended
	September 30,
			Increase
	2016	2015	(Decrease)
Diabetic Products Customer A	$8,507	$9,870	$(1,363)
Diabetic Products Customer B	6,704	7,235	(531)
Diabetic Products Customer C	5,127	4,485	642
Diabetic Products Customer D	3,662	3,062	600
All other Diabetic Products Customers	142	130	12
Totals	$24,142	$24,782	$(640)

     Revenues from Diabetic Products customers represented 88% of our net revenues in Fiscal 2016 compared to 83% of our net revenues in Fiscal 2015.

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

     Revenues from Other Products decreased $1.9 million to $3.3 million in Fiscal 2016 from $5.2 million in Fiscal 2015. This is primarily due to the loss of several small customers. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

       Revenues of Other Products represented 12% of our net revenues in Fiscal 2016 compared to 17% of our total net revenues in Fiscal 2015.

Gross Profit

     Gross profit decreased $0.7 million, or 12%, to $5.1 million in Fiscal 2016 from $5.8 million in Fiscal 2015. As a percentage of revenues, our gross profit declined to 18.5% in Fiscal 2016, compared to 19.3% in Fiscal 2015.

     The gross profit decline was driven primarily by a year over year decrease in volumes related to global revenues. Fiscal 2016 revenues in the APAC Region declined 14% to $10.2 million primarily due to decreased revenues from Diabetic Products Customer A and Other Products customers. Fiscal 2016 revenues in the EMEA Region declined 4% to $9.9 million primarily due to decreased revenues from Other Products customers, partially offset by increased revenues from Diabetic Products Customers C and D. Fiscal 2016 revenues in the Americas declined 6% to $7.3 million primarily due to decreased revenues from Diabetic Products Customer B and Other Products customers, partially offset by increased revenues from Diabetic Products Customers C and D.

Sales and Marketing Expenses

     Sales and marketing expenses declined approximately $471,000, or 20%, to approximately $1,891,000 in Fiscal 2016 from approximately $2,363,000 in Fiscal 2015, primarily due to decreased personnel costs of approximately $318,000 and travel and entertainment costs of approximately $148,000. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

     General and administrative expenses decreased approximately $2,371,000, or 48%, to approximately $2,572,000 in Fiscal 2016 from approximately $4,943,000 in Fiscal 2015, primarily due decreased legal and professional fees of approximately $1,484,000 (resulted from the Fiscal 2015 proxy contest and other legal matters), personnel expenses of approximately $533,000 (net of insurance recovery of $425,000 related to the accrual of settlements with both the former CEO and former CFO), consulting fees of approximately $166,000, travel and entertainment costs of approximately $62,000, occupancy costs of approximately $53,000, and other general and administrative expenses of approximately $88,000. Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Income (Expense)

     Other expense, net, decreased to approximately $10,000 in Fiscal 2016 from approximately $120,000 in Fiscal 2015, primarily due to decreased realized and unrealized losses on investments in marketable securities of approximately $110,000. The loss in marketable securities was related to an Investment Management Agreement pursuant to which the Company funded certain investment accounts. The Investment Management Agreement was terminated effective February 1, 2015.

RESULTS OF DISCONTINUED OPERATIONS FOR FISCAL 2016 COMPARED TO FISCAL 2015

     On June 21, 2012, we determined to exit our global Retail business and focus solely on growing our OEM business. The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net revenues growth and cost rationalizations in the OEM business. We have substantially completed the exit of our Retail business and have not had, and do not expect to have, any continuing involvement in the Retail business after this date. Accordingly, the results of operations for the Retail division have been recorded as discontinued operations in the accompanying consolidated financial statements for the fiscal years presented.

     Income from discontinued operations was $0 in Fiscal 2016 compared to approximately $199,000 in Fiscal 2015. Fiscal 2015 income is due to the $200,000 settlement with a third party related to G-Form. The Company had $280,000 of accounts receivable relating to overdue payments pursuant to a Settlement Agreement and General Release (“Settlement Agreement”) executed on July 3, 2013 between the Company and G-Form LLC (“G-Form”) in exchange for certain retail inventories, the Company’s cooperation with certain administrative matters, and a mutual general release. Due to the age of the accounts receivable and G-Form’s non-responsiveness to the Company’s communication related to the matter, the Company established a full reserve for this receivable as of September 30, 2014. In December 2014, the Company recovered $200,000 from a third party, which was recognized as other income during Fiscal 2015.

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

     At September 30, 2016, our current ratio (current assets divided by current liabilities) was 3.0 compared to 2.4 at September 30, 2015; our quick ratio (current assets less inventories divided by current liabilities) was 2.3 compared to 1.8 at September 30, 2015; and our working capital (current assets less current liabilities) was $8.2 million compared to $7.3 million at September 30, 2015. As of September 30, 2016, we had no short or long-term debt outstanding. We do not anticipate the need to purchase additional material capital assets in order to carry out our business.

During the fiscal years ended September 30, 2016 and 2015, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

     During Fiscal 2016, cash provided by operating activities of approximately $768,000 resulted primarily from net income of approximately $607,000, a decrease in accounts receivable of approximately $590,000, a decrease in inventories of approximately $293,000, non-cash share-based compensation of approximately $236,000 and a decrease in prepaid expenses and other current assets of approximately $155,000, partially offset by a decrease in accounts payable (including due to Forward China) of approximately $709,000 and a decrease in accrued expenses and other current liabilities of approximately $446,000.

     During Fiscal 2015, cash used in operating activities of approximately $2,022,000 resulted primarily from a decrease in accounts payable (including due to Forward China) of approximately $1,596,000, a net loss of approximately $1,434,000 and an increase in inventories of approximately $492,000, partially offset by a decrease in accounts receivable of approximately $671,000, an increase in accrued expenses and other current liabilities of approximately $505,000, non-cash realized and unrealized loss on marketable securities of approximately $110,000 and a decrease in prepaid expenses and other current assets of approximately $106,000.

Cash Flows from Investing Activities

In Fiscal 2016, cash used in investing activities of approximately $48,000 resulted from purchases of property and equipment.

     In Fiscal 2015, cash provided by investing activities of approximately $908,000 resulted from net proceeds from sales and purchases of marketable securities of approximately $941,000, offset by purchases of property and equipment of approximately $33,000.

Cash Flows from Financing Activities

In Fiscal 2016, cash used in financing activities of approximately $2,000 resulted from the repurchase of restricted stock.

     In Fiscal 2015, cash used in financing activities of approximately $1,321,000 resulted primarily from redemption of all outstanding 6% Senior Convertible Preferred Stock of approximately $1,288,000.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and notes thereto included in this Annual Report may be found beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting as of September 30, 2016 was effective based on that criteria.

     Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control

     There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of Fiscal 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

     Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (http://www.forwardindustries.com/#inv) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on the website address and location specified above.

ITEM 11.      EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The response to this item is incorporated by reference from the discussion responsive in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

Dated:   December 12, 2016

FORWARD INDUSTRIES, INC.
By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 12, 2016	/s/ Terence Wise Terence Wise Principal Executive Officer and Director

December 12, 2016	/s/ Michael Matte Michael Matte Principal Financial Officer and Chief Accounting Officer

December 12, 2016	/s/ N. Scott Fine N. Scott Fine Director

December 12, 2016	/s/ Sharon Hrynkow Sharon Hrynkow Director

December 12, 2016	/s/ Howard Morgan Howard Morgan Director

December 12, 2016	/s/ Sangita Shah Sangita Shah Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3
3.2	Certificate of Amendment to the Amended and Restated Bylaws	8-K	2/14/12	3
3.3	Certificate of Amendment to the Amended and Restated Bylaws	8-K	4/26/12	3
3.4	Certificate of Amendment to the Amended and Restated Bylaws	8-K	7/3/2013	3
3.5	Third Amended and Restated By-Laws	10-K	12/10/14	3
4.1	Rights Agreement, dated as of April 26, 2013	8-K	4/26/13	4
10.1	Wise Employment Agreement*	8-K	6/29/15	10.1
10.2	Matte Employment Agreement*	8-K	6/29/15	10.2
10.3	1996 Stock Incentive Plan	S-8	4/25/03	4
10.4	2011 Long Term Incentive Plan	Def 14A	1/26/11	A
10.5	2007 Equity Incentive Plan, as amended	S-8	2/25/10	4.1
10.6	Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-K	12/16/15	10.7
21.1	List of Subsidiaries	10-K	12/16/15	21.1
23.1	Auditor Consent				Filed
31.1	CEO Certifications (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. Forward Industries, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

New York, New York
December 12, 2016

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$4,760,620	$4,042,124
Accounts receivable	4,864,423	5,454,129
Inventories	2,572,980	2,866,464
Prepaid expenses and other current assets	141,421	296,012
Total current assets	12,339,444	12,658,729
Property and equipment, net	43,030	78,733
Other assets	12,843	40,962
Total assets	$12,395,317	$12,778,424
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$62,136	$122,803
Due to Forward China	3,519,676	4,168,021
Accrued expenses and other current liabilities	587,741	1,039,085
Total current liabilities	4,169,553	5,329,909
Other liabilities	51,486	115,202
Total liabilities	4,221,039	5,445,111
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
8,780,830 and 8,641,755 shares issued and outstanding
at September 30, 2016 and 2015, respectively	87,808	86,418
Additional paid-in capital	17,783,060	17,550,047
Accumulated deficit	(9,674,805)	(10,281,367)
Accumulated other comprehensive loss	(21,785)	(21,785)
Total shareholders' equity	8,174,278	7,333,313
Total liabilities and shareholders' equity	$12,395,317	$12,778,424

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Fiscal Years Ended
	September 30,
	2016	2015

Net revenues	$27,479,896	$30,013,891
Cost of goods sold	22,399,734	24,220,698
Gross profit	5,080,162	5,793,193
Operating expenses:
Sales and marketing	1,891,409	2,362,553
General and administrative	2,571,799	4,943,184
Total operating expenses	4,463,208	7,305,737
Income (loss) from operations	616,954	(1,512,544)
Other (income) expense:
Interest income	-	(3,022)
Loss on marketable securities, net	-	110,001
Other expense, net	10,392	13,421
Total other (income) expense, net	10,392	120,400

Income (loss) from continuing operations	606,562	(1,632,944)
Income from discontinued operations, net of tax provision of $0	-	198,963
Net income (loss)	606,562	(1,433,981)
Preferred stock dividends, accretion and beneficial conversion feature	-	(475,580)
Net income (loss) applicable to common equity	$606,562	$(1,909,561)

Net income (loss)	$606,562	$(1,433,981)
Other comprehensive loss:
Translation adjustments	-	(1,374)
Comprehensive income (loss)	$606,562	$(1,435,355)

Net income (loss) per basic common share:
Income (loss) from continuing operations	$0.07	$(0.25)
Income from discontinued operations	0.00	0.02
Net income (loss) per basic common share	$0.07	$(0.23)

Net income (loss) per diluted common share:
Income (loss) from continuing operations	$0.07	$(0.25)
Income from discontinued operations	0.00	0.02
Net income (loss) per diluted common share	$0.07	$(0.23)

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,521,188	8,342,168
Diluted	8,675,583	8,342,168

The accompanying notes are an integral part of the consolidated financial statements .

     FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016 AND 2015

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance - September 30, 2014	9,159,796	$91,598	$18,747,371	$(8,371,806)	$(20,411)	$10,446,752
Restricted stock award issuances	325,000	3,250	(3,250)	-	-	-
Restricted stock award forfeitures	(126,291)	(1,263)	1,263	-	-	-
Restricted stock repurchased and retired	(10,340)	(103)	(12,095)	-	-	(12,198)
Treasury stock retired	(706,410)	(7,064)	(1,252,993)	-	-	(1,260,057)
Share-based compensation	-	-	69,751	-	-	69,751
Preferred stock dividends	-	-	-	(21,208)	-	(21,208)
Preferred stock accretion	-	-	-	(454,372)	-	(454,372)
Foreign currency translation	-	-	-	-	(1,374)	(1,374)
Net loss	-	-	-	(1,433,981)	-	(1,433,981)
Balance - September 30, 2015	8,641,755	86,418	17,550,047	(10,281,367)	(21,785)	7,333,313
Restricted stock award issuances	141,817	1,418	(1,418)	-	-	-
Restricted stock repurchased and retired	(1,076)	(11)	(1,656)	-	-	(1,667)
Restricted stock award forfeitures	(1,666)	(17)	17	-	-	-
Share-based compensation	-	-	236,070	-	-	236,070
Net income	-	-	-	606,562	-	606,562
Balance - September 30, 2016	8,780,830	$87,808	$17,783,060	$(9,674,805)	$(21,785)	$8,174,278

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$606,562	$(1,433,981)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Share-based compensation	236,070	69,751
Depreciation and amortization	52,754	53,445
Loss on disposal of property and equipment	31,070	-
Realized and unrealized loss on marketable securities	-	110,001
Deferred rent	(17,437)	(14,649)
Changes in operating assets and liabilities:
Accounts receivable	589,706	670,742
Inventories	293,484	(491,627)
Prepaid expenses and other current assets	154,591	105,538
Other assets	28,119	-
Accounts payable and due to Forward China	(709,012)	(1,596,344)
Accrued expenses and other current liabilities	(445,880)	505,219
Other liabilities	(51,743)	-
Net cash provided by (used in) operating activities	768,284	(2,021,905)

Cash Flows From Investing Activities:
Proceeds from sales of marketable securities	-	952,127
Purchases of marketable securities	-	(10,898)
Purchases of property and equipment	(48,121)	(33,189)
Net cash (used in) provided by investing activities	(48,121)	908,040

Cash Flows From Financing Activities:
Redemption of 6% Senior Convertible Preferred Stock	-	(1,287,737)
Dividends paid	-	(21,208)
Restricted stock repurchased and retired	(1,667)	(12,198)
Net cash used in financing activities	(1,667)	(1,321,143)

Net increase (decrease) in cash and cash equivalents	718,496	(2,435,008)
Cash and cash equivalents at beginning of year	4,042,124	6,477,132
Cash and cash equivalents at end of year	$4,760,620	$4,042,124

Supplemental Disclosure of Cash Flow Information:
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock accretion	$-	$454,372

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1         OVERVIEW

     Forward Industries, Inc. (“Forward” or the “Company”) designs and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package their products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward China (refer to Note 12 – Buying Agency and Supply Agreement).

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

Use of Estimates

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

Cash and Cash Equivalents

     Cash and cash equivalents consist primarily of cash on deposit. We hold cash and cash equivalents at major financial institutions in the United States, at which cash amounts may significantly exceed the Federal Deposit Insurance Corporation’s insured limits. At September 30, 2016 and 2015, this amount was approximately $4.5 million (which includes $2.7 million in a foreign bank) and $3.9 million (which includes $2.0 million in a foreign bank), respectively. Historically, we have not experienced any losses due to such cash concentrations.

Marketable Securities

     As of September 30, 2014, the Company had investments in marketable securities that were classified as trading and were recorded at fair value with the corresponding unrealized holding gains or losses recognized in earnings. The fair value of marketable securities was determined based on quoted market prices. The cost of marketable securities sold was determined by the specific identification method. The Company classifies its realized and unrealized gains and losses as non-operating income (expense) in its consolidated statements of operations and comprehensive income (loss). In addition, the Company classified the cash flows from the trading of these marketable securities as investing activities in its consolidated statements of cash flows. During the year ended September 30, 2015, the Company sold its investments in marketable securities.

Accounts Receivable

     Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net one hundred twenty (120) days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. At September 30, 2016 and 2015, no allowance for doubtful accounts relating to the Company’s continuing operations was deemed necessary.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

     Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market. Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company’s consolidated statements of operations and comprehensive income (loss). As reserved inventory is disposed of, the Company charges off the associated allowance. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2016 and 2015, there was no allowance for obsolete inventory.

Property and Equipment

     Property and equipment consist of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for furniture, fixtures and equipment ranges from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. For each of the fiscal years ended September 30, 2016 and 2015, the Company recorded approximately $53,000 of depreciation and amortization expense from continuing operations.

Leases

     The Company enters into various lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. Leases may contain initial periods of free rent and/or periodic escalations. When such items are included in a lease agreement, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a deferred rent liability. The Company expenses any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred.

Income Taxes

     The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets. See Note 9 –Income Taxes. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statements of operations and comprehensive income (loss) and include accrued interest and penalties within “accrued liabilities” in its consolidated balance sheets, if applicable. For fiscal years ended September 30, 2016 and 2015, no income tax related interest or penalties were assessed or recorded.

6% Senior Convertible Preferred Stock

Warrants

     In accordance with ASC 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company’s warrants were previously classified as a liability, at fair value, as a result of a related registration rights agreement that contains certain requirements for registering the underlying common shares, but had no provision for penalties upon the failure to register. At each balance sheet date, this liability’s fair value was re-measured and adjusted with the corresponding change in fair value recorded in the consolidated statements of operations and comprehensive income (loss). After the Company met the requirements for registering the underlying common shares in the fiscal year ended September 30, 2014, the fair value of the warrants was reclassified to equity (additional paid-in capital).

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

Revenue Recognition

     The Company generally recognizes revenue from product sales to its customers when: (i) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (ii) persuasive evidence of an arrangement exists; (iii) the Company has no continuing obligations to the customer; and (iv) collection of the related accounts receivable is reasonably assured. The Company defers revenue when it receives consideration before achieving the criterion previously mentioned.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

     The Company classifies shipping and handling costs, including inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs, as a component of cost of goods sold in the accompanying consolidated statements of operations and comprehensive income (loss).

Foreign Currency Transactions

     Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other (income) expense” in the accompanying consolidated statements of operations and comprehensive income (loss). The approximate net losses from foreign currency transactions for continuing operations was approximately $16,000 and $20,000 for the fiscal years ended September 30, 2016 and 2015, respectively. Such foreign currency transaction losses were primarily the result of Euro denominated revenues from certain customers.

Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss, which is included as a component of shareholders’ equity, represents translation adjustments related to the Company’s foreign subsidiaries.

Fair Value of Financial Instruments

     For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.

Share-Based Compensation Expense

     The Company recognizes employee and director share-based compensation in its consolidated statements of operations and comprehensive income (loss) at the grant-date fair value of stock options and other equity-based compensation. The determination of stock option grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards. Refer to Note 8 - Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

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

     In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company does not anticipate that the adoption of ASU 2015-11 will have a material impact on its consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company does not anticipate that the adoption of ASU 2015-17 will have a material impact on its consolidated financial statements.

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

     In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2016-09 will have a material impact on its consolidated financial statements.

NOTE 3         DISCONTINUED OPERATIONS

     On June 21, 2012, the Company determined to exit its global Retail business and focus solely on growing its OEM business. The decision to eliminate the Retail division was primarily driven by the longer than estimated path to bring it to profitability and the strong net revenues growth and cost rationalizations in the OEM business. Accordingly, the results of operations for the Retail division have been recorded as discontinued operations in the accompanying consolidated financial statements for the fiscal years presented. The Company has completed its exit of its Retail business. Summarized operating results of discontinued operations are presented in the following table:

	For the Fiscal Years Ended
	September 30,
	2016	2015
Net revenues	$-	$-
Gross loss	-	-
Operating expenses	-	(1,037)
Other income	-	200,000
Income from discontinued operations, net	$-	$198,963

As of September 30, 2016 and 2015, the Company did not have assets or liabilities associated with discontinued operations.

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

NOTE 4         MARKETABLE SECURITIES

     In December 2014, the Company closed its investments account and liquidated its investments in marketable securities. Equity securities were carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy under ASC 820. The corresponding unrealized holding gains or losses of securities classified as trading are recognized in earnings.

     Net gains and losses on marketable securities for the fiscal year ended September 30, 2015 were $547,000 and $(657,000), respectively, and are included in the accompanying consolidated statements of operations and comprehensive income (loss).

NOTE 5         PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization are summarized in the table below:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2016	2015
Furniture, fixtures and equipment	$333,748	$398,903
Leasehold improvements	42,020	97,107
Property and equipment, cost	375,768	496,010
Less: accumulated depreciation and amortization	(332,738)	(417,277)
Property and equipment, net	$43,030	$78,733

        Depreciation and amortization expense was $52,754 and $53,445 for the fiscal years ended September 30, 2016 and 2015, respectively.

NOTE 6         ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities are summarized in the table below:

	September 30,
	2016	2015
Deferred revenue	$309,571	$713,105
Personnel cost	256,144	200,005
Accrued settlements (former CEO and CFO)	-	90,572
Other	22,026	35,403
Accrued expenses and other current liabilities	$587,741	$1,039,085

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

     Initially, no separate Rights certificates will be distributed and instead the Rights will attach to all certificates representing shares of outstanding Common Stock. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and become exercisable on the distribution date (the “Distribution Date”), which will occur on the earlier of: (i) the 10th business day (or such later date as may be determined by the Board) after the public announcement that an Acquiring Person (as defined in the Rights Agreement) has acquired beneficial ownership of 20% or more of the Common Stock then outstanding; or (ii) the 10th business day (or such later date as may be determined by the Board) after a person or group announces a tender or exchange offer that would result in a person or group of affiliated and associated persons beneficially owning 20% or more of the Common Stock then outstanding.

“Blank Check” Preferred Stock

     The Company is authorized to issue up to 4,000,000 shares of “blank check” preferred stock. The Board has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Of these shares, 1,500,000 shares have been authorized as the 6% Senior Convertible Preferred Stock and 100,000 shares have been authorized as the Series A Participating Preferred Stock. There were no shares of preferred stock outstanding at September 30, 2016 and 2015.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Dividends on the Convertible Preferred Stock totaled approximately $0 and $21,000 for the fiscal years ended September 30, 2016 and 2015, respectively. These dividends, in addition to the accretion, totaled approximately $0 and $476,000 for the fiscal years ended September 30, 2016 and 2015, respectively. At the December 30, 2014 Annual Meeting, the shareholder vote resulted in the turnover of a majority of the Board members, which represented a Change of Control pursuant to the terms of the Convertible Preferred Stock. On December 31, 2014, the Company determined to recognize the balance of the accretion and bring the Convertible Preferred Stock carrying value up to its redemption value due to the likelihood of the holders requesting redemption. On January 9, 2015, the Company received a notice of deemed liquidation from holders owning a majority of the outstanding Convertible Preferred Stock in which they requested redemption of their Convertible Preferred Stock. On February 23, 2015, the Company paid an aggregate of $1,287,737 to the holders of the Convertible Preferred Stock in order to redeem all of the outstanding shares of Convertible Preferred Stock.

Warrants

     Between June 28, 2013 and August 14, 2013, in connection with the issuance of the 6% Senior Convertible Preferred Stock, the Company issued ten-year warrants to purchase 648,846 shares of common stock with an exercise price of $1.84 per share.

     During the fiscal year ended September 30, 1999, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $1.75 per share. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the United States Securities and Exchange Commission (the “Commission”). As of September 30, 2016, no such registration statement has been filed with the Commission.

Stock Repurchase

     In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, through September 30, 2016, the Company repurchased an aggregate of 224,690 shares at a cost of approximately $487,000. During the fiscal years ended September 30, 2016 and 2015, the Company repurchased and retired an aggregate of 1,076 and 10,340 shares, respectively, of its outstanding restricted common stock at a cost of approximately $2,000 and $12,000, respectively, in connection with the vesting of employee restricted stock awards, wherein certain employees surrendered a portion of their award in order to fund certain tax withholding obligations.

Retirement of Treasury Stock

      On December 5, 2014, the Board of Directors approved the retirement of 706,410 shares of existing treasury stock.

NOTE 8         SHARE-BASED COMPENSATION

2011 Long Term Incentive Plan

     In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Forfeited awards are eligible for re-grant under the 2011 Plan. The total shares of common stock available for grants of equity awards under the 2011 Plan was 451,479 as of September 30, 2016. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the plan. Options generally expire ten years after the date of grant.

2007 Equity Incentive Plan

     The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended, in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Forfeited awards are eligible for re-grant under the 2007 Plan. The total shares of common stock available for grants of equity awards under the 2007 Plan was 7,823 as of September 30, 2016. The exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan. Options generally expire ten years after the date of grant.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1996 Stock Incentive Plan

     The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) expired in accordance with its terms in November 2006. The exercise price of incentive stock options granted under the 1996 Plan to officers, employees, and non-employee directors of the Company was required by 1996 Plan provisions to be equal at least to the fair market value of the common stock at the date of grant. In general, options under this plan expired ten years after the date of grant. Unexercised options granted prior to 1996 Plan expiration remained outstanding until the earlier of exercise or option expiration. Under the 1996 Plan, the remaining 20,000 fully vested common stock options expired unexercised during the year ended September 30, 2016.

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

     On June 25, 2015, the Company granted a ten-year incentive stock option to purchase 50,000 shares of common stock at an exercise price of $0.64 per share to an executive of the Company, pursuant to the 2011 Plan. The option vests as follows: 15,000 shares on the date of grant, 15,000 shares on the two-year anniversary of the date of grant and 20,000 shares on the three-year anniversary of the date of grant. The option had a grant date value of $19,000.

     On August 4, 2015, the Company granted ten-year incentive stock options to six employees to purchase an aggregate of 32,500 shares of common stock at an exercise price of $0.67 per share, pursuant to the 2011 Plan. The options vest as follows: an aggregate of 10,832 shares on the one year anniversary of the date of grant, an aggregate of 10,832 shares on the two-year anniversary of the date of grant and an aggregate of 10,836 shares on the three-year anniversary of the date of grant. The options had an aggregate grant date value of $13,000.

     The fair value of each stock option on the date of grant was estimated using a Black-Scholes option-pricing formula applying the following assumptions for each respective period:

	For the Fiscal Years Ended
	September 30,
	2016	2015
Expected term (years)	n/a	5.9 - 6.0
Expected volatility	n/a	64.4% - 65.3%
Risk free interest rate	n/a	1.79% - 1.92%
Expected dividends	n/a	0%
Estimated annual forfeiture rate	n/a	10%

     There were no options granted during the fiscal year ended September 30, 2016. During the fiscal year ended September 30, 2015, the Company granted 82,500 stock options at weighted average grant date fair value per share of $0.39.

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

     The Company recognized compensation expense (credit) of approximately $10,000 and $(27,000) during the fiscal years ended September 30, 2016 and 2015, respectively, in continuing operations for stock option awards in its consolidated statements of operations and comprehensive income (loss).

     As of September 30, 2016, there was approximately $8,000 of total unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over the remainder of the weighted average vesting period of 1.4 years.

The following table summarizes stock option activity during the fiscal years ended September 30, 2016 and 2015:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2014	778,500	$3.12
Granted	82,500	0.65
Exercised	-
Forfeited	(550,000)	3.17
Outstanding, September 30, 2015	311,000	2.39
Granted	-
Exercised	-
Forfeited	(25,000)	0.67
Expired	(20,000)	6.02
Outstanding, September 30, 2016	266,000	$2.27	4.6	$53,850

Exercisable, September 30, 2016	225,999	$2.56	3.8	$19,999

        The table below provides additional information regarding stock option awards that were outstanding and exercisable at September 30, 2016:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.64 to $1.99	$1.00	97,500	$1.25	5.6	57,499
$2.00 to $2.99	2.46	96,000	2.46	2.9	96,000
$3.00 to $3.79	3.74	72,500	3.74	3.8	72,500
		266,000		3.8	225,999

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

     On February 23, 2015, the Company granted an aggregate of 210,000 shares of restricted stock, of which 175,000 shares went to current directors and 35,000 went to a former officer (See Note 11 – Commitments and Contingencies – Former CFO Agreement) of the Company, of which 140,000 shares and 70,000 shares were pursuant to the 2007 Plan and 2011 Plan, respectively. The shares vest as follows: (i) 35,000 shares vest immediately, and (ii) 175,000 shares vest on the one-year anniversary from the date of grant. The aggregate grant date value of $193,200 will be recognized over the vesting period.

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

     On August 5, 2015, the Company granted 35,000 shares of restricted stock to a member of the Board, pursuant to the 2011 Plan which vests on the one year anniversary of the date of grant. The grant date value of $23,800 will be recognized over the vesting period.

     On October 26, 2015, the Company granted 17,500 shares of restricted stock, pursuant to the 2007 Plan, to a former director of the Company. The shares vested on December 31, 2015. The grant date value of $19,775 was recognized over the service period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company recognized compensation expense of approximately $226,000 and $97,000 in continuing operations for restricted stock awards in its consolidated statements of operations and comprehensive income (loss) for the fiscal years ended September 30, 2016 and 2015, respectively.

     As of September 30, 2016, there was approximately $85,000 of unrecognized compensation cost related to shares of unvested restricted stock, which is expected to be recognized over the remainder of the weighted average vesting period of 0.5 years.

      The following table summarizes restricted stock activity during the fiscal years ended September 30, 2016 and 2015:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, September 30, 2014	257,581	$1.32	$340,044
Granted	325,000	0.87	283,800
Vested	(192,958)	1.21	(234,281)
Forfeited	(126,291)	1.26	(159,398)
Non-vested, September 30, 2015	263,332	0.87	230,165
Granted	141,817	1.43	202,521
Vested	(244,166)	0.92	(224,758)
Forfeited	(1,666)	1.67	(2,782)
Non-vested, September 30, 2016	159,317	$1.29	$205,146

NOTE 9         INCOME TAXES

      The Company’s provision (benefit) for income taxes consists of the following United States federal and state, and foreign components:

	For the Fiscal Years Ended
	September 30,
	2016	2015
Current:
Federal	$-	$-
State	-	-
Foreign	-	-

Deferred:
Federal	74,467	(307,369)
State	10,951	(45,201)
Foreign	127,454	14,013
	212,872	(338,557)
Change in valuation allowance	(212,872)	338,557
Income tax provision (benefit)	$-	$-

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	September 30,
	2016	2015
Deferred tax assets:
Net operating losses	$3,689,028	$3,936,614
Capital loss carryforwards	383,795	383,795
Share-based compensation	155,180	155,432
Alternative minimum tax credit	99,757	99,757
Excess tax over book basis in inventory	85,573	109,175
	4,413,333	4,684,773
Valuation allowance	(4,340,498)	(4,553,370)
Net deferred tax assets	72,835	131,403

Deferred tax liabilities:
Prepaid insurance	(59,599)	(118,167)
Excess book over tax basis in fixed assets	(13,236)	(13,236)
	(72,835)	(131,403)

Total	$-	$-

     As of September 30, 2016 and 2015, the Company has no unrecognized income tax benefits. At September 30, 2016, the Company had available total net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $9,211,000 and $5,533,000, respectively, expiring through 2036, resulting in deferred tax assets in respect of U.S. federal and state income taxes of approximately $3,132,000 and $277,000, respectively. In addition, at September 30, 2016, the Company had total available net operating loss carryforwards for foreign income tax purposes of approximately $3,188,000 resulting in a deferred tax asset of approximately $281,000, expiring through 2023. The Company has capital loss carryovers of approximately $984,000 expiring through 2020, resulting in deferred tax assets in respect of U.S. federal and state income taxes of approximately $384,000. Total net deferred tax assets, before valuation allowances, was $4,413,000 and $4,685,000 at September 30, 2016 and 2015, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested; therefore, in accordance with U.S. generally accepted accounting principles, no provision for U.S. federal and state income taxes would result. In the fiscal year ended September 30, 2016, Forward Switzerland had net income of approximately $267,000, however, all of the Company’s foreign subsidiaries had accumulated deficits as of September 30, 2016.

     As of September 30, 2016, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently reinvested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its net deferred tax assets. As of September 30, 2016 and 2015, the valuation allowances were approximately $4,340,000 and $4,553,000, respectively. In the future, the utilization of the Company's net operating loss carryfowards may be subject to certain change of control limitations. If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Income tax expense” line item of the Company’s consolidated statements of operations and comprehensive income (loss).

     The significant elements contributing to the difference between the United States federal statutory tax rate and the Company’s effective tax rate are as follows:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Fiscal Years Ended
	September 30,
	2016	2015
US federal statutory rate	34.0%	(34.0%)
State tax rate, net of federal benefit	5.0%	(5.0%)
Permanent differences:
Share-based compensation	(8.3%)	9.9%
Other	0.4%	0.4%
Foreign rate differential	(13.3%)	(5.3%)
Other	17.3%	10.4%
Change in valuation allowance	(35.1%)	23.6%

Income tax provision (benefit)	0.0%	0.0%

     As of September 30, 2016 and 2015, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations and comprehensive income (loss). For the periods presented in the accompanying consolidated statements of operations and comprehensive income (loss), no material income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2013 are closed to federal and state examination.

NOTE 10         INCOME (LOSS) PER SHARE

     Basic income (loss) per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted income (loss) per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (i) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and (ii) shares of non-vested restricted stock. Net loss from continuing operations per basic and diluted share for the fiscal year ended September 30, 2015 is net of preferred stock cash dividends and accretion.

For the fiscal years ended September 30, 2016 and 2015, the Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

	For the Fiscal Years Ended
	September 30,
	2016	2015
Numerator:
Net income (loss)	$606,562	$(1,433,981)
Preferred stock dividends and accretion	-	(475,580)
Net income (loss) to common equity	$606,562	$(1,909,561)

Denominator:
Weighted average shares outstanding - basic	8,521,188	8,342,168

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	28,289	-
Assumed vesting of restricted stock, treasury stock method	126,106	-
Weighted average dilutive potential common shares	154,395	-

Weighted average shares outstanding - diluted	8,675,583	8,342,168
Basic earnings (loss) per share	$0.07	$(0.23)
Diluted earnings (loss) per share	$0.07	$(0.23)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Fiscal Years Ended
	September 30,
	2016	2015
Options	188,500	311,000
Warrants	723,846	723,846
Non-vested restricted stock	-	263,332
Total potentially dilutive shares	912,346	1,298,178

NOTE 11         COMMITMENTS AND CONTINGENCIES

Former CEO Agreement

     Effective January 15, 2015, the Company’s former Chief Executive Officer (“Former CEO”) voluntarily resigned from his position and entered into an agreement with the Company, pursuant to which the Former CEO agreed to waive all payments under his Employment Agreement and all future claims against the Company. Under the agreement, for six months following his termination of active employment, the Former CEO will receive his regular monthly base salary and will remain eligible to participate in medical and dental plans similar to his current coverage level for a period of twelve months. The Former CEO will also receive a cash payment of $7,852 in lieu of shares of restricted stock of the Company that would otherwise vest on November 8, 2015. In addition, the Former CEO will retain certain other ancillary benefits for limited periods. The agreement includes customary confidentiality, non-solicitation, non-competition, non-disparagement and release provisions. As of September 30, 2015, the remaining obligation to the Former CEO of approximately $1,000 is reflected as an accrual in the consolidated balance sheets. As of September 30, 2016, the obligation has been fully paid and there are no further amounts owed to the Former CEO.

Former CFO Agreement

     On February 16, 2015, the Company entered into a settlement agreement and mutual release (the “Agreement”) with James McKenna, the Company’s former Chief Financial Officer (“Former CFO”), in connection with a lawsuit filed by Mr. McKenna on August 26, 2014 in the U.S. District Court for the Southern District of New York against the Company and then-directors Frank LaGrange Johnson, Robert Garrett, John F. Chiste, Timothy Gordon and Owen P.J. King (the “SDNY Lawsuit”), alleging purported claims of retaliation for whistleblowing under the Dodd-Frank Act, breach of contract and breach of the covenant of good faith and fair dealing all as against the Company, and a single claim for tortious interference with contract as against the individual defendants. The complaint sought an unspecified amount of monetary consequential damages and punitive damages. Pursuant to the Agreement, Mr. McKenna and the Company have agreed to settle and release all disputes or claims against the other party related to the SDNY Lawsuit and any such disputes or claims arising out of Mr. McKenna’s employment with the Company, without an admission of liability or wrongdoing. Under the Agreement, Mr. McKenna received: (i) $315,000 (representing 18 months' salary); (ii) approximately $375,000 in legal fees, back pay, prior out-of-pocket benefits, taxes and penalties on Mr. McKenna’s 401(k) loan, and accrued paid time off; and (iii) 35,000 restricted stock units vesting immediately. The Agreement includes customary non-disparagement and release provisions. As of September 30, 2015, the remaining obligation to the Former CFO of approximately $90,000 is reflected as an accrual in the consolidated balance sheet. As of September 30, 2016, the obligation has been fully paid and there are no further amounts owed to the Former CFO.

Guarantee Obligation

     In February 2010, Forward Switzerland and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement (the “Representation Agreement”) whereby, among other things, the European logistics provider agreed to act as Forward Switzerland's Fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement, Forward Switzerland agreed to provide an undertaking (in the form of a bank letter of guarantee) to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on its behalf.

     As of February 1, 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $84,000 as of September 30, 2016) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee. Forward Switzerland would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's revenues in The Netherlands; (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes; (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand; and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods on February 28 of each subsequent year unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $1.7 million at September 30, 2016). As of September 30, 2016, the Company had not incurred a liability in connection with this guarantee.

Lease Commitments

     The Company rents its corporate headquarters in Florida under an operating lease expiring in September 2020 and its office in Switzerland on a month-to-month basis. Total rent expense included in continuing operations for the years ended September 30, 2016 and 2015 amounted to approximately $107,000 and $138,000 (net of $168,000 and $185,000 of rental income from a sub-lease), respectively. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2016:

Fiscal Years Ended September 30,	Amount
2017	$85,000
2018	87,000
2019	90,000
2020	93,000
Total lease commitments	$355,000

NOTE 12         RELATED PARTY TRANSACTIONS

New York Office Rent

     On February 1, 2014, the Company began leasing office space in New York, New York for its former Chief Executive Officer at a rate of $2,500 per month from LaGrange Capital Administration, L.L.C. (“LCA”), an entity owned by a former member of the Company’s Board of Directors. This lease was month-to-month and was cancellable by either the Company or LCA at any time. Effective April 1, 2014, LCA increased the monthly rental charge (inclusive of rent, allocable share of office assistant, and equipment leases) from $2,500 to approximately $12,700 per month. On January 16, 2015, the Company provided notice to LCA that it was immediately terminating the New York Office Services Agreement. During the fiscal year ended September 30, 2015, the Company recognized approximately $51,000 of rent expense related to the New York office.

Buying Agency and Supply Agreement

     On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands corporation (“Forward China”). The Supply Agreement, as amended on March 13, 2014 and March 11, 2015, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Supply Agreement was terminated on September 11, 2015 and the Company entered into a new Supply Agreement on substantially similar terms on September 9, 2015 that expires on September 8, 2018, subject to renewal. Terence Bernard Wise, Chief Executive Officer and a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $1,466,000 and $1,522,000 during the fiscal years ended September 30, 2016 and 2015, respectively, in service fees paid to Forward China, which are included as a component of costs of goods sold in continuing operations in the accompanying consolidated statements of operations and comprehensive income (loss).

Investment Management Agreement

     On April 16, 2013, the Company entered into an Investment Management Agreement (the “Investment Management Agreement”) with LCA, pursuant to which the Company retained LCA to manage certain investment accounts funded by the Company. The Investment Management Agreement formally terminated effective February 1, 2015.

     There were no new funds invested with LCA during the fiscal year ended September 30, 2015. During the fiscal year ended September 30, 2015, the Company purchased approximately $11,000 of marketable securities. During the fiscal year ended September 30, 2015, the Company sold approximately $952,000 of marketable securities. As a result of these activities, the Company recognized net investment losses of approximately $110,000 during the fiscal year ended September 30, 2015.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13         LEGAL PROCEEDINGS

     From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. As of September 30, 2016, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 14         401(K) PLAN

     The Company maintains a 401(k) benefit plan allowing eligible United States-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. In accordance with applicable Safe Harbor provisions, the Company made matching contributions related to its continuing operations of approximately $37,000 and $55,000 during the fiscal years ended September 30, 2016 and 2015, respectively, which are reflected in the accompanying consolidated statements of operations and comprehensive income (loss). The Company’s contributions vest immediately.

NOTE 15         OPERATING SEGMENT INFORMATION

     The Company reports and manages its continuing operations based on a single operating segment: the design and distribution of carry and protective solutions, primarily for hand held electronic devices. Products designed and distributed by this segment include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). This segment operates in geographic regions that include primarily the APAC Region, the EMEA Region and the Americas. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.

Revenues from External Customers

The following table presents net revenues by geographic region.

	(dollars in thousands)
	For the Fiscal Years Ended
	September 30,
	2016	2015
APAC Region:
Hong Kong	$8,322	$9,628
Other	1,892	2,293
Total APAC Region	10,214	11,921

EMEA Region:
Germany	4,807	5,319
Poland	4,690	3,998
Other	436	996
Total EMEA Region	9,933	10,313

Americas:
United States	7,318	7,432
Other	15	348
Total Americas	7,333	7,780
Total Net Revenues	$27,480	$30,014

Long-Lived Assets

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Identifiable long-lived assets, consisting predominately of property, plant and equipment, are presented net of accumulated depreciation and amortization and segregated by geographic region as follows:

	(dollars in thousands)
	September 30,
	2016	2015
Americas	$56	$120
APAC Region	-	-
EMEA Region	-	-
Total long-lived assets (net)	$56	$120

Supplier Concentration

     The Company procures all its supply of carrying solutions products from independent suppliers in China through Forward China. Depending on the product, Forward China may require several different suppliers to furnish component parts or pieces. The Company purchased approximately 100% of its OEM products from Forward China in Fiscal 2016 and 2015.

Major Customers

     The following customers or their affiliates or contract manufacturers accounted for more than ten percent of the Company’s net revenues, by geographic region, and in total.

	For the Fiscal Year Ended September 30, 2016
	APAC Region	EMEA Region	Americas	Total Company
Diabetic Products Customer A	81%	2%	-	31.0%
Diabetic Products Customer B	-	45%	31%	24.5%
Diabetic Products Customer C	1%	33%	24%	18.7%
Diabetic Products Customer D	4%	14%	25%	13.3%
Totals	86%	94%	80%	87.5%

	For the Fiscal Year Ended September 30, 2015
	APAC Region	EMEA Region	Americas	Total Company
Diabetic Products Customer A	81%	2%	-	32.9%
Diabetic Products Customer B	-	44%	34%	24.1%
Diabetic Products Customer C	2%	27%	20%	14.9%
Diabetic Products Customer D	2%	12%	20%	10.2%
Totals	85%	85%	74%	82.1%

     Four customers (including their affiliates or contract manufacturers) accounted for approximately 83% and 82% of the Company's accounts receivable at September 30, 2016 and 2015, respectively.