Form 10-Q
period 2016-12-31
FORWARD INDUSTRIES INC
filed 2017-02-13
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on February 10, 2017, which is the latest practical date prior to the filing of this report, was 8,780,830 shares.

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

“Forward US” refers to Forward Industries’ wholly owned subsidiary Forward Industries (IN), Inc., an Indiana corporation;

“Forward Switzerland” refers to Forward Industries’ wholly owned subsidiary Forward Industries (Switzerland) GmbH, a Swiss corporation;

“Forward China” refers to Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands registered corporation that is Forward’s exclusive sourcing agent in the Asia Pacific Region;

“GAAP” refers to accounting principles generally accepted in the United States;

“Commission” refers to the United States Securities and Exchange Commission;

“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“Fiscal 2017” refers to our fiscal year ended September 30, 2017;

“Fiscal 2016” refers to our fiscal year ended September 30, 2016;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2016	2016
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash	$4,240,810	$4,760,620
Accounts receivable	5,766,740	4,864,423
Inventories	2,550,153	2,572,980
Prepaid expenses and other current assets	129,454	141,421
Total current assets	12,687,157	12,339,444
Property and equipment, net	37,035	43,030
Other assets	12,843	12,843
Total assets	$12,737,035	$12,395,317

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$145,429	$62,136
Due to Forward China	3,825,428	3,519,676
Accrued expenses and other current liabilities	342,700	587,741
Total current liabilities	4,313,557	4,169,553
Other liabilities	48,179	51,486
Total liabilities	4,361,736	4,221,039
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
8,780,830 shares issued and outstanding	87,808	87,808
Additional paid-in capital	17,832,589	17,783,060
Accumulated deficit	(9,523,313)	(9,674,805)
Accumulated other comprehensive loss	(21,785)	(21,785)
Total shareholders' equity	8,375,299	8,174,278
Total liabilities and shareholders' equity	$12,737,035	$12,395,317

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015

Net revenues	$6,591,248	$7,137,883
Cost of goods sold	5,432,419	5,615,518
Gross profit	1,158,829	1,522,365

Operating expenses:
Sales and marketing	417,527	432,888
General and administrative	593,180	841,666
Total operating expenses	1,010,707	1,274,554

Income from operations	148,122	247,811
Other income (expense):
Other income (expense), net	3,370	(3,731)
Total other income (expense), net	3,370	(3,731)

Net income	$151,492	$244,080

Net income	$151,492	$244,080
Other comprehensive loss:
Translation adjustments	-	(436)
Comprehensive income	$151,492	$243,644

Net income per basic common share	$0.02	$0.03
Net income per diluted common share	$0.02	$0.03

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,621,513	8,387,501
Diluted	8,757,728	8,621,524

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance - September 30, 2016	8,780,830	$87,808	$17,783,060	$(9,674,805)	$(21,785)	$8,174,278
Share-based compensation	-	-	49,529	-	-	49,529
Net income	-	-	-	151,492	-	151,492
Balance - December 31, 2016	8,780,830	$87,808	$17,832,589	$(9,523,313)	$(21,785)	$8,375,299

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

     FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$151,492	$244,080
Adjustments to reconcile net income to net cash
used in operating activities:
Share-based compensation	49,529	81,593
Depreciation and amortization	5,995	13,085
Deferred rent	(2,680)	(4,029)
Changes in operating assets and liabilities:
Accounts receivable	(902,317)	(1,069,450)
Inventories	22,827	(17,835)
Prepaid expenses and other current assets	11,967	(81,024)
Accounts payable, due to Forward China,
accrued expenses and other current liabilities	143,377	161,532
Net cash used in operating activities	(519,810)	(672,048)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(43,844)
Net cash used in investing activities	-	(43,844)

Cash Flows From Financing Activities:
Restricted stock repurchased and retired	-	(1,667)
Net cash used in financing activities	-	(1,667)

Net decrease in cash	(519,810)	(717,559)
Cash at beginning of period	4,760,620	4,042,124
Cash at end of period	$4,240,810	$3,324,565

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1      OVERVIEW

Forward Industries, Inc. (“Forward” or the “Company”) designs and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package their products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward China (refer to Note 7 – Buying Agency and Supply Agreement).

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending September 30, 2017. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2016, and with the disclosures and risk factors presented therein. The September 30, 2016 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of December 31, 2016, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

Revenue Recognition

The Company generally recognizes revenue from product sales to its customers when: (i) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (ii) persuasive evidence of an arrangement exists; (iii) the Company has no continuing obligations to the customer; and (iv) collection of the related accounts receivable is reasonably assured. The Company defers revenue when it receives consideration before achieving the criteria previously mentioned.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (CONTINUED)

Share-Based Compensation Expense

The Company recognizes employee and director share-based compensation in its condensed consolidated income statements and comprehensive income at the grant-date fair value of stock options and other equity-based compensation. The determination of stock option grant-date fair value is estimated using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 4 - Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3      SHAREHOLDERS’ EQUITY

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, through December 31, 2016, the Company repurchased an aggregate of 224,690 shares at a cost of approximately $487,000. During the three months ended December 31, 2016, the Company did not repurchase or retire any shares of its outstanding restricted common stock.

NOTE 4      SHARE-BASED COMPENSATION

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

There were no options granted during the three months ended December 31, 2016 and 2015.

The following table summarizes stock option activity during the three months ended December 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2016	266,000	$2.27
Granted	-
Exercised	-
Forfeited	(10,000)	3.73
Expired	-
Outstanding, December 31, 2016	256,000	$2.22	4.5	$35,250

Exercisable, December 31, 2016	215,999	$2.51	3.8	$10,999

The Company recognized compensation expense of approximately $2,000 and $4,000 during the three months ended December 31, 2016 and 2015, respectively, for stock option awards in its condensed consolidated income statements and comprehensive income.

As of December 31, 2016, there was approximately $7,000 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized over a weighted average period of 1.2 years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4     SHARE-BASED COMPENSATION (CONTINUED)

The following table provides additional information regarding stock option awards that were outstanding and exercisable at December 31, 2016:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options
$0.64 to $1.99	$1.00	97,500	$1.25	5.3	57,499
$2.00 to $2.99	2.46	96,000	2.46	2.6	96,000
$3.00 to $3.79	3.74	62,500	3.74	4.1	62,500
		256,000		3.8	215,999

Restricted Stock Awards

The Company recognized compensation expense of approximately $48,000 and $78,000 during the three months ended December 31, 2016 and 2015, respectively, for restricted stock awards in its condensed consolidated income statements and comprehensive income.

As of December 31, 2016, there was approximately $37,000 of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 0.4 years.

The following table summarizes restricted stock activity during the three months ended December 31, 2016:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, September 30, 2016	159,317	$1.29	$205,146
Granted	-
Vested	-
Forfeited	-
Non-vested, December 31, 2016	159,317	$1.29	$205,146

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5     INCOME PER SHARE

Basic income per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted income per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (i) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and (ii) shares of nonvested restricted stock. The Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

	For the Three Months Ended
	December 31,
	2016	2015
Numerator:
Net income (numerator for basic and diluted earnings per share)	$151,492	$244,080

Weighted average shares outstanding (denominator for basic earnings per share)	8,621,513	8,387,501

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	23,859	30,271
Assumed vesting of restricted stock, treasury stock method	112,356	203,752
Dilutive potential common shares	136,215	234,023
Denominator for diluted earnings per share - weighted average shares and
assumed potential common shares	8,757,728	8,621,524
Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.03

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	As of December 31,
	2016	2015
Options	178,500	208,500
Warrants	723,846	723,846
Total potentially dilutive shares	902,346	932,346

NOTE 6     CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

For the three months ended December 31, 2016 and 2015, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three Months Ended December 31,
	2016	2015
Customer 1	27.7%	19.1%
Customer 2	23.0%	33.8%
Customer 3	20.3%	21.2%
Customer 4	12.7%	13.0%
Totals	83.7%	87.1%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6     CONCENTRATIONS (CONTINUED)

At December 31, 2016 and September 30, 2016, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	December 31, 2016	September 30, 2016
Customer 1	39.6%	33.0%
Customer 2	27.3%	19.6%
Customer 3	9.2%	16.0%
Customer 4	12.2%	14.7%
Totals	88.3%	83.3%

NOTE 7     RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Supply Agreement expires on September 8, 2018, subject to renewal. Terence Bernard Wise, Chief Executive Officer and a director of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $363,000 and $373,000 during the three months ended December 31, 2016 and 2015, respectively, in service fees paid to Forward China, which are included as a component of costs of goods sold in the accompanying condensed consolidated income statements and comprehensive income. During the three months ended December 31, 2016, the Company received commissions of $12,904, which is included in net revenues.

NOTE 8     LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of December 31, 2016, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2016 (the “2017 Quarter”) with those for the three months ended December 31, 2015 (the “2016 Quarter”). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Business Overview

Forward Industries, Inc. designs and distributes carry and protective solutions, primarily for hand held electronic devices, including soft-sided carrying cases, bags, clips, hand straps, protective plates and other accessories made of leather, nylon, vinyl, plastic, PVC and other synthetic materials. Our principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. Our OEM products include carrying cases and other accessories for blood glucose monitoring kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, firearms and other products). Our carrying cases are designed to enable these devices to be stowed in a pocket, handbag, briefcase, or backpack, clipped to a belt or shoulder strap, or strapped to an arm, while protecting the consumer electronic or other product from scratches, dust, and mishandling. Our OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. We do not manufacture any of our OEM products and source substantially all of our OEM products from independent suppliers in China (refer to Note 7 to the unaudited condensed consolidated financial statements – Buying Agency and Supply Agreement).

During the second quarter of fiscal 2016, we began entering into supply agreements with our major healthcare customers. By the end of fiscal 2016, we had entered into supply agreements with all four of our major healthcare customers. Although there are no minimum purchase requirements, the agreements provide the framework and pricing for supplying the customers with our carrying cases.

We continue to be challenged by rising costs from our China-based suppliers, which causes our gross margins to narrow when we are unable to fully pass cost increases to our customers. Our dedicated Asia-based sourcing agent has made meaningful progress in areas such as quality assurance and overall operational performance that has better positioned us to negotiate and pass through such cost increases with our customers.

Variability of Revenues and Results of Operations

Because a high percentage of our net revenues is highly concentrated in four large customers, and because the volumes of these customers’ order flows to us are highly variable, having short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time.

Critical Accounting Policies and Estimates

We discuss the material accounting policies that are critical in making these estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates since September 30, 2016.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2015

Net Income

Net income in the 2017 Quarter was approximately $151,000 compared to approximately $244,000 in the 2016 Quarter. The 2017 Quarter decrease in net income is primarily due to a decrease in gross profit of approximately $363,000, partially offset by a decrease in general and administrative expenses of approximately $248,000 and a decrease in sales and marketing expenses of approximately $15,000.

	Main Components of Net Income
	(dollars in thousands)
	2017	2016	Increase
	Quarter	Quarter	(Decrease)
Net revenues	$6,591	$7,138	$(547)

Gross profit	$1,159	$1,522	$(363)
Less:
Sales and marketing expenses	418	433	(15)
General and administrative expenses	593	841	(248)
Other expense (income), net	(3)	4	(7)
Net Income	$151	$244	$(93)

Net income per basic and diluted share was $0.02 per share for the 2017 Quarter and $0.03 per share for the 2016 Quarter.

Net Revenues

Net revenues in the 2017 Quarter decreased $0.5 million, or 8%, to $6.6 million from $7.1 million in the 2016 Quarter primarily due to lower revenues from Diabetic Products. The tables below set forth revenues by channel, product line, and geographic location of our customers for the periods indicated:

	Net Revenues for 2017 Quarter
	(dollars in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$2,025	$1,562	$1,935	$5,522
Other products	293	608	168	1,069
Total net revenues	$2,318	$2,170	$2,103	$6,591

	Net Revenues for 2016 Quarter
	(dollars in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$1,378	$2,465	$2,391	$6,234
Other products	566	187	151	904
Total net revenues	$1,944	$2,652	$2,542	$7,138

Diabetic Product Revenues

We design and sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through its retail distribution channels.

Revenues from Diabetic Products decreased $0.7 million to $5.5 million in the 2017 Quarter, from $6.2 million in the 2016 Quarter. The decrease was primarily due to lower revenues derived from three of our major Diabetic Products’ customers (Diabetic Products Customers B, C and D) and revenues from our other Diabetic Products’ customers. The decrease was offset, in part, by higher revenues derived from our largest major Diabetic Products’ customers (Diabetic Products Customer A).

The following table sets forth our revenues by Diabetic Products’ customers for the periods indicated:

	(dollars in thousands)
	2017	2016	Increase
	Quarter	Quarter	(Decrease)

Diabetic Products Customer A	$1,826	$1,364	$462
Diabetic Products Customer B	1,517	2,413	(896)
Diabetic Products Customer C	1,339	1,494	(155)
Diabetic Products Customer D	838	929	(91)
All other Diabetic Products Customers	2	34	(32)
Totals	$5,522	$6,234	$(712)

Revenues from Diabetic Products represented 84% of our total net revenues in the 2017 Quarter compared to 87% of our total net revenues in the 2016 Quarter.

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

Revenues of Other Products increased $0.2 million to $1.1 million in the 2017 Quarter from $0.9 million in the 2016 Quarter. This is primarily due to overall net increases of $0.1 million from several small existing customers as well as the addition of $0.1 million from some new small customers. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

Revenues from Other Products represented 16% of our net revenues in the 2017 Quarter compared to 13% of our total net revenues in the 2016 Quarter.

Gross Profit

The decrease in gross profit of approximately $363,000 was driven by a year over year decline in net revenues of 8% as well as a decline in gross margins. The decline in gross margins results from pricing pressures from our customers. Our gross margin decreased to 17.6% in the 2017 Quarter compared to 21.3% in the 2016 Quarter.

Sales and Marketing Expenses

Sales and marketing expenses decreased approximately $15,000, or 4%, to approximately $418,000 in the 2017 Quarter compared to approximately $433,000 in the 2016 Quarter, primarily due to decreased personnel expenses of approximately $59,000, partially offset by increased other expenses of approximately $23,000 and travel and entertainment expenses of approximately $21,000. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

General and administrative expenses decreased approximately $248,000, or 30%, to approximately $593,000 in the 2017 Quarter from approximately $841,000 in the 2016 Quarter, primarily due to decreased personnel expenses of approximately $54,000, director fees (including share-based compensation) of approximately $50,000, director expense reimbursement of approximately $47,000, legal fees regarding board matters of approximately $44,000, and other expenses of approximately $22,000. Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Expense (Income), Net

Other expense (income), net, consisting primarily of foreign exchange losses, was approximately $(3,000) in the 2017 Quarter compared to approximately $4,000 in the 2016 Quarter.

For the 2017 Quarter, although the Company generated net income of approximately $151,000, the Company recognized no income tax expense due to the existence of significant net operating loss carryforwards. The Company’s deferred tax provision is completely offset by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity comes from operations. Our working capital would be adversely affected by any: (i) operating losses; (ii) increases in accounts receivable and inventories arising in the ordinary course of business; and (iii) material increases in expenses. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. We anticipate that our liquidity and financial resources for the next twelve months will be adequate to manage our operating and financial requirements.

At December 31, 2016, our current ratio (current assets divided by current liabilities) was 2.9; our quick ratio (current assets less inventories divided by current liabilities) was 2.4; and our working capital (current assets less current liabilities) was $8.4 million. As of December 31, 2016 and the filing date of this report, we had no short or long-term debt outstanding. We do not anticipate the need to purchase additional material capital assets in order to carry out our business.

During the three months ended December 31, 2016 and 2015, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

During the 2017 Quarter, cash used in operating activities of approximately $520,000 resulted primarily from an increase in accounts receivable of approximately $902,000, partially offset by net income of approximately $151,000, an increase in accounts payable (including due to Forward China) and accrued expenses of approximately $143,000, and the add back of non-cash share-based compensation of approximately $50,000.

During the 2016 Quarter, cash used in operating activities of approximately $672,000 resulted primarily from an increase in accounts receivable of approximately $1,069,000 and an increase in prepaid expenses and other current assets of approximately $81,000, partially offset by net income of approximately $244,000, an increase in accounts payable (including due to Forward China) and accrued expenses of approximately $162,000 and the add back of non-cash share-based compensation of approximately $82,000.

Cash Flows from Investing Activities

In the 2017 Quarter, there was no cash used in investing activities.

In the 2016 Quarter, cash used in investing activities of approximately $44,000 resulted from purchases of property and equipment.

Cash Flows from Financing Activities

In the 2017 Quarter, there was no cash used in financing activities.

In the 2016 Quarter, cash used in financing activities of approximately $2,000 resulted from the repurchase of restricted stock.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 7 to the unaudited condensed consolidated financial statements contained herein.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity and working capital. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders, failure to diversify the industries which we sell our products, potential imposed tariffs or other restrictions placed on Chinese imports by the U.S. government, and pricing pressure on our products. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended September 30, 2016. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of December 31, 2016, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

Dated: February 13, 2017

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

     Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc., 477 S. Rosemary Ave. Ste. 219, West Palm Beach, Florida 33401, Attention: Corporate Secretary.