Form 10-Q
period 2017-03-31
FORWARD INDUSTRIES INC
filed 2017-05-12
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2017.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]   No [X]

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on May 11, 2017, which is the latest practical date prior to the filing of this report, was 8,780,830 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2017	2016
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash	$3,649,284	$4,760,620
Accounts receivable	4,424,939	4,864,423
Inventories	2,729,219	2,572,980
Prepaid expenses and other current assets	155,847	141,421
Total current assets	10,959,289	12,339,444
Property and equipment, net	31,576	43,030
Other assets	12,843	12,843
Total assets	$11,003,708	$12,395,317

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$40,640	$62,136
Due to Forward China	2,457,896	3,519,676
Accrued expenses and other current liabilities	292,602	587,741
Total current liabilities	2,791,138	4,169,553
Other liabilities	44,872	51,486
Total liabilities	2,836,010	4,221,039
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
8,780,830 shares issued and outstanding	87,808	87,808
Additional paid-in capital	17,862,518	17,783,060
Accumulated deficit	(9,760,843)	(9,674,805)
Accumulated other comprehensive loss	(21,785)	(21,785)
Total shareholders' equity	8,167,698	8,174,278
Total liabilities and shareholders' equity	$11,003,708	$12,395,317

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016

Net revenues	$4,532,876	$7,025,453	$11,124,124	$14,163,336
Cost of goods sold	3,816,790	5,824,917	9,249,209	11,440,435
Gross profit	716,086	1,200,536	1,874,915	2,722,901

Operating expenses:
Sales and marketing	389,694	432,146	807,221	865,034
General and administrative	563,479	623,180	1,156,659	1,464,846
Total operating expenses	953,173	1,055,326	1,963,880	2,329,880

Income (loss) from operations	(237,087)	145,210	(88,965)	393,021

Other income (expense):
Other income (expense), net	(443)	(907)	2,927	(4,638)
Total other income (expense), net	(443)	(907)	2,927	(4,638)

Net income (loss)	$(237,530)	$144,303	$(86,038)	$388,383

Net income (loss)	$(237,530)	$144,303	$(86,038)	$388,383
Other comprehensive loss:
Translation adjustments	-	(480)	-	(916)
Comprehensive income (loss)	$(237,530)	$143,823	$(86,038)	$387,467

Net income (loss) per basic common share	$(0.03)	$0.02	$(0.01)	$0.05
Net income (loss) per diluted common share	$(0.03)	$0.02	$(0.01)	$0.04

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,671,240	8,503,436	8,646,103	8,445,152
Diluted	8,671,240	8,660,114	8,646,103	8,645,395

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance - September 30, 2016	8,780,830	$87,808	$17,783,060	$(9,674,805)	$(21,785)	$8,174,278
Share-based compensation	-	-	79,458	-	-	79,458
Net loss	-	-	-	(86,038)	-	(86,038)
Balance - March 31, 2017	8,780,830	$87,808	$17,862,518	$(9,760,843)	$(21,785)	$8,167,698

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$(86,038)	$388,383
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Share-based compensation	79,458	134,212
Depreciation and amortization	11,454	28,314
Deferred rent	(5,360)	(8,057)
Changes in operating assets and liabilities:
Accounts receivable	439,484	(531,610)
Inventories	(156,239)	179,783
Prepaid expenses and other current assets	(14,426)	(26,491)
Other assets	-	28,119
Accounts payable and due to Forward China	(1,083,276)	(526,668)
Accrued expenses and other current liabilities	(296,393)	(357,103)
Other liabilities	-	(34,306)
Net cash used in operating activities	(1,111,336)	(725,424)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(46,347)
Net cash used in investing activities	-	(46,347)

Cash Flows From Financing Activities:
Restricted stock repurchased and retired	-	(1,667)
Net cash used in financing activities	-	(1,667)

Net decrease in cash	(1,111,336)	(773,438)
Cash at beginning of period	4,760,620	4,042,124
Cash at end of period	$3,649,284	$3,268,686

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of March 31, 2017, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

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

Reclassifications

Certain amounts in the accompanying fiscal 2016 financial statements have been reclassified to conform to the fiscal 2017 presentation.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of fiscal 2018 and plans to apply the full retrospective approach. Because the Company's primary source of revenues is from the sale of finished goods, the Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Company will adopt this standard in its fiscal year ended September 30, 2017 consolidated financial statements.

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

NOTE 3               SHAREHOLDERS’ EQUITY

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, through March 31, 2017, the Company repurchased an aggregate of 224,690 shares at a cost of approximately $487,000. During the six months ended March 31, 2017, the Company did not repurchase or retire any shares of its outstanding restricted common stock.

NOTE 4               SHARE-BASED COMPENSATION

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions. The expected term represents the period over which the stock option awards are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The expected volatility used is based on the historical price of the Company’s stock over the most recent period commensurate with the expected term of the award. The risk-free interest rate used is based on the implied yield of U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. The estimated annual forfeiture rate is based on management’s expectations and will reduce expense ratably over the vesting period. The forfeiture rate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material.

There were no options granted during the six months ended March 31, 2017 and 2016.

The following table summarizes stock option activity during the six months ended March 31, 2017:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4               SHARE-BASED COMPENSATION (CONTINUED)

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2016	266,000	$2.27
Granted	-
Exercised	-
Forfeited	(10,000)	3.73
Expired	-
Outstanding, March 31, 2017	256,000	$2.22	4.3	$31,400

Exercisable, March 31, 2017	215,999	$2.51	3.5	$9,549

The Company recognized compensation expense of approximately $1,000 and $6,000 during the three months ended March 31, 2017 and 2016, respectively, and approximately $3,000 and $10,000 during the six months ended March 31, 2017 and 2016, respectively, for stock option awards in its condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2017, there was approximately $5,000 of total unrecognized compensation cost related to nonvested stock option awards.  That cost is expected to be recognized over a weighted average period of 1.0 years.

The following table provides additional information regarding stock option awards that were outstanding and exercisable at March 31, 2017:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options
$0.64 to $1.99	$1.00	97,500	$1.25	5.1	57,499
$2.00 to $2.99	2.46	96,000	2.46	2.4	96,000
$3.00 to $3.79	3.74	62,500	3.74	3.9	62,500
		256,000		3.5	215,999

Restricted Stock Awards

The Company recognized compensation expense of approximately $29,000 and $44,000 during the three months ended March 31, 2017 and 2016, respectively, and approximately $77,000 and $122,000 during the six months ended March 31, 2017 and 2016, respectively, for restricted stock awards in its condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2017, there was approximately $8,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted average period of 1.0 years.

The following table summarizes restricted stock activity during the six months ended March 31, 2017:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4               SHARE-BASED COMPENSATION (CONTINUED)

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, September 30, 2016	159,317	$1.29	$205,146
Granted	-
Vested	(124,317)	1.47	(182,746)
Forfeited	-
Non-vested, March 31, 2017	35,000	$0.64	$22,400

NOTE 5               INCOME (LOSS) PER SHARE

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$(237,530)	$144,303	$(86,038)	$388,383

Weighted average shares outstanding (denominator for basic earnings per share)	8,671,240	8,503,436	8,646,103	8,445,152

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	-	28,509	-	29,456
Assumed vesting of restricted stock, treasury stock method	-	128,169	-	170,787
Dilutive potential common shares	-	156,678	-	200,243
Denominator for diluted earnings per share - weighted average shares and
assumed potential common shares	8,671,240	8,660,114	8,646,103	8,645,395
Basic earnings (loss) per share	$(0.03)	$0.02	$(0.01)	$0.05
Diluted earnings (loss) per share	$(0.03)	$0.02	$(0.01)	$0.04

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	As of March 31,
	2017	2016
Options	256,000	208,500
Warrants	723,846	723,846
Total potentially dilutive shares	979,846	932,346

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6               CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

For the three and six months ended March 31, 2017 and 2016, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Customer 1	25.1%	17.7%	26.6%	18.4%
Customer 2	23.4%	28.5%	21.6%	24.3%
Customer 3	22.0%	34.0%	22.6%	33.9%
Customer 4	10.4%	11.3%	11.8%	12.2%
Totals	80.9%	91.5%	82.6%	88.8%

At March 31, 2017 and September 30, 2016, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	March 31, 2017	September 30, 2016
Customer 1	40.8%	33.0%
Customer 2	17.3%	16.0%
Customer 3	15.2%	19.6%
Customer 4	12.7%	14.7%
Totals	86.0%	83.3%

NOTE 7               RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region.  The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Supply Agreement expires on September 8, 2018, subject to renewal. Terence Bernard Wise, Chief Executive Officer and Chairman of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $344,000 and $366,000 during the three months ended March 31, 2017 and 2016, respectively, and approximately $707,000 and $739,000 during the six months ended March 31, 2017 and 2016, respectively, in service fees paid to Forward China, which are included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss).  During the three and six months ended March 31, 2017, the Company received commissions from Forward China of $0 and $12,904, respectively, which is included in net revenues. As a result of the continued decrease in the Company’s net revenues, Forward China has agreed to forgo its rights to the 4% portion of the service fee under the Supply Agreement beginning with the third fiscal quarter until the end of fiscal year 2017.  The Company and Forward China are currently negotiating a revised service fee under the Agreement.

NOTE 8              LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2017, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  The following discussion and analysis compares our consolidated results of operations for the three and six months ended March 31, 2017 (the “2017 Quarter” and “2017 Period”, respectively) with those for the three and six months ended March 31, 2016 (the “2016 Quarter” and “2016 Period”, respectively).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Business Overview

Forward Industries, Inc. designs and distributes carry and protective solutions, primarily for hand held electronic devices, including soft-sided carrying cases, bags, clips, hand straps, protective plates and other accessories made of leather, nylon, vinyl, plastic, PVC and other synthetic materials. Our principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. Our OEM products include carrying cases and other accessories for blood glucose monitoring kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, firearms and other products). Our carrying cases are designed to enable these devices to be stowed in a pocket, handbag, briefcase, or backpack, clipped to a belt or shoulder strap, or strapped to an arm, while protecting the consumer’s electronic or other product from scratches, dust, and mishandling. Our OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. We do not manufacture any of our OEM products and source substantially all of our OEM products from independent suppliers in China, through Forward China (refer to Note 7 to the unaudited condensed consolidated financial statements – Buying Agency and Supply Agreement).

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

Critical Accounting Policies and Estimates

We discuss the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates since September 30, 2016.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Net Income (Loss)

Net loss in the 2017 Quarter was approximately ($238,000) compared to net income of approximately $144,000 in the 2016 Quarter. The 2017 Quarter change from net income to a net loss is primarily due to a decrease in net revenues of approximately $2,492,000 as well as a decline in gross margin of 1.3%, which resulted in a decrease in gross profit of approximately $484,000. This was partially offset by a decrease in general and administrative expenses of approximately $60,000 and a decrease in sales and marketing expenses of approximately $42,000.

	Main Components of Net Income (Loss)
	(amounts in thousands)
	2017	2016	Increase
	Quarter	Quarter	(Decrease)
Net revenues	$4,533	$7,025	$(2,492)

Gross profit	$716	$1,200	$(484)
Less:
Sales and marketing expenses	390	432	(42)
General and administrative expenses	563	623	(60)
Other expense (income), net	1	1	-
Net Income (loss)	$(238)	$144	$(382)

Net income (loss) per basic and diluted share was ($0.03) per share for the 2017 Quarter and $0.02 per share for the 2016 Quarter.

Net Revenues

Net revenues in the 2017 Quarter decreased $2.5 million, or 35%, to $4.5 million from $7.0 million in the 2016 Quarter primarily due to lower revenues from Diabetic Products, partially offset by higher revenues from Other Products. The net revenues derived from our core diabetes kit cases continues to decline, primarily because our major customers face significant pricing pressure from competitors bringing out less expensive meters and also new innovative diabetic products which are not being sold with a meter case. As a result of the continued decrease in our net revenues, Forward China, which is controlled by our Chairman and Chief Executive Officer, has agreed to forgo its rights to the 4% portion of the service fee under the Forward China Supply Agreement (the “Agreement”) beginning with the third fiscal quarter until the end of fiscal year 2017. The base monthly service fee payment of $100,000 will still be due to Forward China. In the 2017 Quarter, the 4% portion of the service fee amounted to approximately $44,000. The Company and Forward China are currently negotiating a revised service fee under the Agreement.

The tables below set forth revenues by channel, product line, and geographic location of our customers for the periods indicated:

	Net Revenues for 2017 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$2,057	$1,070	$669	$3,796
Other products	176	509	52	737
Total net revenues	$2,233	$1,579	$721	$4,533

	Net Revenues for 2016 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$1,718	$2,436	$2,313	$6,467
Other products	252	168	138	558
Total net revenues	$1,970	$2,604	$2,451	$7,025

Diabetic Product Revenues

We design and sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers).  The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through its retail distribution channels.

Revenues from Diabetic Products decreased $2.7 million to $3.8 million in the 2017 Quarter, from $6.5 million in the 2016 Quarter. The decrease was primarily due to lower revenues derived from all four of our major Diabetic Products’ customers.

The following table sets forth our revenues by Diabetic Products’ customers for the periods indicated:

	(amounts in thousands)
	2017	2016	Increase
	Quarter	Quarter	(Decrease)

Diabetic Products Customer A	$1,138	$1,243	$(105)
Diabetic Products Customer B	1,063	2,005	(942)
Diabetic Products Customer C	998	2,390	(1,392)
Diabetic Products Customer D	470	793	(323)
All other Diabetic Products Customers	127	36	91
Totals	$3,796	$6,467	$(2,671)

Revenues from Diabetic Products represented 84% of our total net revenues in the 2017 Quarter compared to 92% of our total net revenues in the 2016 Quarter.

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

Revenues of Other Products increased $0.2 million to $0.7 million in the 2017 Quarter from $0.5 million in the 2016 Quarter. This is primarily due to overall net increases of $0.1 million from several existing customers as well as the addition of $0.1 million from some new customers.  We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

Revenues from Other Products represented 16% of our net revenues in the 2017 Quarter compared to 8% of our total net revenues in the 2016 Quarter.

Gross Profit

The decrease in gross profit of approximately $484,000 was driven by a year over year decline in net revenues of 35% as well as a decline in gross margins.  The decline in gross margins results from pricing pressures from our customers.  Our gross margin decreased to 15.8% in the 2017 Quarter compared to 17.1% in the 2016 Quarter.

Sales and Marketing Expenses

Sales and marketing expenses decreased approximately $42,000, or 10%, to approximately $390,000 in the 2017 Quarter compared to approximately $432,000 in the 2016 Quarter, primarily due to decreased personnel expenses of approximately $53,000, partially offset by increased other expenses of approximately $13,000. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

General and administrative expenses decreased approximately $60,000, or 10%, to approximately $563,000 in the 2017 Quarter from approximately $623,000 in the 2016 Quarter, primarily due to decreased professional fees of approximately $25,000, personnel expenses of approximately $20,000, and depreciation of approximately $10,000. Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Expense (Income), Net

Other expense (income), net, consisting primarily of foreign exchange losses, was approximately $0 in the 2017 Quarter compared to approximately $1,000 in the 2016 Quarter.

For the three months ended March 31, 2017, the Company generated a net loss of approximately $238,000. While the Company maintains significant net operating loss carryforwards, no income tax expense (benefit) was recognized as the Company’s deferred tax provision is completely offset by a full valuation allowance.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2017 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2016

Net Income (Loss)

Net loss in the 2017 Period was approximately ($86,000) compared to net income of approximately $388,000 in the 2016 Period. The 2017 Period change from net income to a net loss is primarily due to a decrease in net revenues of approximately $3,039,000 as well as a decline in gross margin of 2.3%, which resulted in a decrease in gross profit of approximately $848,000.  This was partially offset by a decrease in general and administrative expenses of approximately $308,000 and a decrease in sales and marketing expenses of approximately $58,000.

	Main Components of Net Income (Loss)
	(amounts in thousands)
	2017	2016	Increase
	Period	Period	(Decrease)
Net revenues	$11,124	$14,163	$(3,039)

Gross profit	$1,875	$2,723	$(848)
Less:
Sales and marketing expenses	807	865	(58)
General and administrative expenses	1,157	1,465	(308)
Other expense (income), net	(3)	5	(8)
Net Income (loss)	$(86)	$388	$(474)

Net income (loss) per basic share was ($0.01) per share for the 2017 Period and $0.05 per share for the 2016 Period. Net income (loss) per diluted share was ($0.01) per share for the 2017 Period and $0.04 per share for the 2016 Period.

Net Revenues

Net revenues in the 2017 Period decreased $3.0 million, or 21%, to $11.1 million from $14.2 million in the 2016 Period primarily due to lower revenues from Diabetic Products, partially offset by higher revenues from Other Products. The net revenues derived from our core diabetes kit cases continues to decline, primarily because our major customers face significant pricing pressure from competitors bringing out less expensive meters and also new innovative diabetic products which are not being sold with a meter case. As mentioned above, as a result of the continued decrease in our net revenues, Forward China, which is controlled by our Chairman and Chief Executive Officer, has agreed to forgo its rights to the 4% portion of the service fee under the Agreement beginning with the third fiscal quarter until the end of fiscal year 2017. The base monthly service fee payment of $100,000 will still be due to Forward China. In the 2017 Period, the 4% portion of the service fee amounted to approximately $107,000. The Company and Forward China are currently negotiating a revised service fee under the Agreement.

The tables below set forth revenues by channel, product line, and geographic location of our customers for the periods indicated:

	Net Revenues for 2017 Period
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$4,082	$2,632	$2,604	$9,318
Other products	473	1,113	220	1,806
Total net revenues	$4,555	$3,745	$2,824	$11,124

	Net Revenues for 2016 Period
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$3,094	$4,901	$4,703	$12,698
Other products	818	354	293	1,465
Total net revenues	$3,912	$5,255	$4,996	$14,163

Diabetic Product Revenues

We design and sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers).  The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through its retail distribution channels.

Revenues from Diabetic Products decreased $3.4 million to $9.3 million in the 2017 Period, from $12.7 million in the 2016 Period. The decrease was primarily due to lower revenues derived from three of our major Diabetic Products’ customers (Diabetic Products Customers B, C and D). The decrease was offset, in part, by higher revenues derived from our largest major Diabetic Products’ customers (Diabetic Products Customer A).

The following table sets forth our revenues by Diabetic Products’ customers for the periods indicated:

	(amounts in thousands)
	2017	2016	Increase
	Period	Period	(Decrease)
Diabetic Products Customer A	$2,964	$2,607	$357
Diabetic Products Customer C	2,515	4,803	(2,288)
Diabetic Products Customer B	2,402	3,421	(1,019)
Diabetic Products Customer D	1,308	1,722	(414)
All other Diabetic Products Customers	129	145	(16)
Totals	$9,318	$12,698	$(3,380)

Revenues from Diabetic Products represented 84% of our total net revenues in the 2017 Period compared to 90% of our total net revenues in the 2016 Period.

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

Revenues of Other Products increased $0.3 million to $1.8 million in the 2017 Period from $1.5 million in the 2016 Period. This is primarily due to overall net increases of $0.2 million from several existing customers as well as the addition of $0.1 million from some new customers.  We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

Revenues from Other Products represented 16% of our net revenues in the 2017 Period compared to 10% of our total net revenues in the 2016 Period.

Gross Profit

The decrease in gross profit of approximately $848,000 was driven by a year over year decline in net revenues of 21% as well as a decline in gross margins.  The decline in gross margins results from pricing pressures from our customers.  Our gross margin decreased to 16.9% in the 2017 Period compared to 19.2% in the 2016 Period.

Sales and Marketing Expenses

Sales and marketing expenses decreased approximately $58,000, or 7%, to approximately $807,000 in the 2017 Period compared to approximately $865,000 in the 2016 Period, primarily due to decreased personnel expenses of approximately $112,000, partially offset by increased other expenses of approximately $36,000 and increased travel and entertainment expenses of approximately $18,000. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

General and administrative expenses decreased approximately $308,000, or 21%, to approximately $1,157,000 in the 2017 Period from approximately $1,465,000 in the 2016 Period, primarily due to decreased personnel expenses of approximately $75,000, director fees (including share-based compensation) of approximately $75,000, director expense reimbursement of approximately $47,000, professional fees of approximately $44,000, directors and officers insurance of approximately $29,000, other costs of approximately $26,000, and depreciation of approximately $17,000. Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Expense (Income), Net

Other expense (income), net, consisting primarily of foreign exchange losses, was approximately ($3,000) in the 2017 Period compared to approximately $5,000 in the 2016 Period.

For the six months ended March 31, 2017, the Company generated a net loss of approximately $86,000. While the Company maintains significant net operating loss carryforwards, no income tax expense (benefit) was recognized as the Company’s deferred tax provision is completely offset by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our operations. Our working capital would be adversely affected by any: (i) additional operating losses; (ii) increases in accounts receivable and inventories arising in the ordinary course of business; and (iii) material increases in expenses. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.  We anticipate that our liquidity and financial resources for the next twelve months from the date of the filing of this Form 10-Q will be adequate to manage our operating and financial requirements.

At March 31, 2017, our current ratio (current assets divided by current liabilities) was 3.9; our quick ratio (current assets less inventories divided by current liabilities) was 2.9; and our working capital (current assets less current liabilities) was $8.2 million. As of March 31, 2017, we had no short or long-term debt outstanding.  We do not anticipate the need to purchase additional material capital assets in order to carry out our business.

During the six months ended March 31, 2017 and 2016, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

During the 2017 Period, cash used in operating activities of approximately $1,111,000 resulted primarily from a decrease in accounts payable (including due to Forward China) of approximately $1,083,000, a decrease in accrued expenses and other current liabilities of approximately $296,000, an increase in inventories of approximately $156,000 and a net loss of approximately $86,000, partially offset by a decrease in accounts receivable of approximately $439,000, and the add back of non-cash share-based compensation of approximately $79,000.

During the 2016 Period, cash used in operating activities of approximately $725,000 resulted primarily from an increase in accounts receivable of approximately $532,000, a decrease in accounts payable (including due to Forward China) of approximately $527,000, and a decrease in accrued expenses and other current liabilities of approximately $357,000, partially offset by net income of approximately $388,000, a decrease in inventories of approximately $180,000, and the add back of non-cash share-based compensation of approximately $134,000.

Cash Flows from Investing Activities

In the 2017 Period, there was no cash used in investing activities.

In the 2016 Period, cash used in investing activities of approximately $46,000 resulted from purchases of property and equipment.

Cash Flows from Financing Activities

In the 2017 Period, there was no cash used in financing activities.

In the 2016 Period, cash used in financing activities of approximately $2,000 resulted from the repurchase of restricted stock.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 7 to the unaudited condensed consolidated financial statements contained herein.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity and working capital. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders, failure to diversify the industries in which we sell our products, potential imposed tariffs or other restrictions placed on Chinese imports by the U.S. government, and continued pricing pressure on our products. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended September 30, 2016. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2017, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10‑Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  May 12, 2017

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise
Terence Wise
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Michael Matte Michael Matte
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment to the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3	Certificate of Amendment to the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Rights Agreement, dated as of April 26, 2013	8-K	4/26/13	4.1
10.1	Buying Agency and Supply Agreement with Forward Industries (Asia-Pacific), Corporation, dated as of September 9, 2015	10-K	12/16/15	10.7
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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