Form 10-Q
period 2017-06-30
FORWARD INDUSTRIES INC
filed 2017-08-14
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.
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

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [       ] No [X]

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on August 11, 2017, which is the latest practical date prior to the filing of this report, was 8,920,830 shares.

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

“U.S. GAAP” refers to accounting principles generally accepted in the United States of America;

“Commission” refers to the United States Securities and Exchange Commission;

“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“Fiscal 2017” refers to our fiscal year ending September 30, 2017;

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

“Americas” refers to the geographic area encompassing North America, Central America, and South America; and

“OEM” refers to Original Equipment Manufacturer.

PART I.   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2017	2016
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash	$4,061,277	$4,760,620
Accounts receivable	6,637,431	4,864,423
Inventories	1,829,016	2,572,980
Prepaid expenses and other current assets	205,348	141,421
Total current assets	12,733,072	12,339,444
Property and equipment, net	26,116	43,030
Other assets	12,843	12,843
Total assets	$12,772,031	$12,395,317

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$74,311	$62,136
Due to Forward China	3,578,281	3,519,676
Accrued expenses and other current liabilities	341,740	587,741
Total current liabilities	3,994,332	4,169,553
Other liabilities	40,918	51,486
Total liabilities	4,035,250	4,221,039
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
8,920,830 and 8,780,830 shares, issued and outstanding, respectively	89,208	87,808
Additional paid-in capital	17,878,276	17,783,060
Accumulated deficit	(9,208,918)	(9,674,805)
Accumulated other comprehensive loss	(21,785)	(21,785)
Total shareholders' equity	8,736,781	8,174,278
Total liabilities and shareholders' equity	$12,772,031	$12,395,317

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016

Net revenues	$7,332,722	$6,664,700	$18,456,846	$20,828,036
Cost of goods sold	6,054,812	5,586,460	15,304,021	17,026,895
Gross profit	1,277,910	1,078,240	3,152,825	3,801,141

Operating expenses:
Sales and marketing	309,000	452,691	1,116,221	1,317,725
General and administrative	419,836	540,631	1,576,495	2,005,477
Total operating expenses	728,836	993,322	2,692,716	3,323,202

Income from operations	549,074	84,918	460,109	477,939

Other income (expense):
Other income (expense), net	2,851	(6,962)	5,778	(11,600)
Total other income (expense), net	2,851	(6,962)	5,778	(11,600)

Net income	$551,925	$77,956	$465,887	$466,339

Net income	$551,925	$77,956	$465,887	$466,339
Other comprehensive income:
Translation adjustments	-	918	-	2
Comprehensive income	$551,925	$78,874	$465,887	$466,341

Net income per basic common share	$0.06	$0.01	$0.05	$0.05
Net income per diluted common share	$0.06	$0.01	$0.05	$0.05

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,855,885	8,586,879	8,716,030	8,492,222
Diluted	8,906,846	8,679,619	8,816,432	8,661,542

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance - September 30, 2016	8,780,830	$87,808	$17,783,060	$(9,674,805)	$(21,785)	$8,174,278
Share-based compensation	140,000	1,400	95,216	-	-	96,616
Net income	-	-	-	465,887	-	465,887
Balance - June 30, 2017	8,920,830	$89,208	$17,878,276	$(9,208,918)	$(21,785)	$8,736,781

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

     FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$465,887	$466,339
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Share-based compensation	96,616	184,989
Depreciation and amortization	16,914	43,638
Deferred rent	(8,666)	(12,693)
Loss on disposal of property and equipment	-	1,476
Changes in operating assets and liabilities:
Accounts receivable	(1,773,008)	724,937
Inventories	743,964	207,916
Prepaid expenses and other current assets	(63,927)	5,794
Other assets	-	28,119
Accounts payable and due to Forward China	70,780	(27,945)
Accrued expenses and other current liabilities	(247,903)	(345,398)
Other liabilities	-	(34,306)
Net cash provided by (used in) operating activities	(699,343)	1,242,866

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(48,121)
Net cash used in investing activities	-	(48,121)

Cash Flows From Financing Activities:
Restricted stock repurchased and retired	-	(1,667)
Net cash used in financing activities	-	(1,667)

Net increase (decrease) in cash	(699,343)	1,193,078
Cash at beginning of period	4,760,620	4,042,124
Cash at end of period	$4,061,277	$5,235,202

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Income Taxes

     The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of June 30, 2017, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (CONTINUED)

Share-Based Compensation Expense

     The Company recognizes employee and director share-based compensation in its condensed consolidated statements of operations and comprehensive income at the grant-date fair value of stock options and other equity-based compensation. The determination of stock option grant-date fair value is estimated using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 4 - Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

Recent Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of fiscal 2018 and plans to apply the full retrospective approach. Because the Company's primary source of revenues is from the sale of finished goods, the Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements, disclosures or processes.

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

NOTE 3      SHAREHOLDERS’ EQUITY

Stock Repurchase

     In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. Under those authorizations, through June 30, 2017, the Company repurchased an aggregate of 224,690 shares at a cost of approximately $487,000. During the nine months ended June 30, 2017, the Company did not repurchase or retire any shares of its outstanding restricted common stock.

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

     There were no options granted during the nine months ended June 30, 2017 and 2016.

     The following table summarizes stock option activity during the nine months ended June 30, 2017:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4      SHARE-BASED COMPENSATION (CONTINUED)

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2016	266,000	$2.27
Granted	-
Exercised	-
Forfeited	(10,000)	3.73
Expired	-
Outstanding, June 30, 2017	256,000	$2.22	4.0	$23,350

Exercisable, June 30, 2017	230,999	$2.39	3.6	$13,250

     The Company recognized compensation expense of approximately $2,000 and $(1,000) during the three months ended June 30, 2017 and 2016, respectively, and approximately $5,000 and $9,000 during the nine months ended June 30, 2017 and 2016, respectively, for stock option awards in its condensed consolidated statements of operations and comprehensive income.

     As of June 30, 2017, there was approximately $4,000 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized over a weighted average period of 1.0 years.

     The following table provides additional information regarding stock option awards that were outstanding and exercisable at June 30, 2017:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options
$0.64 to $1.99	$1.00	97,500	$1.12	5.5	72,499
$2.00 to $2.99	2.46	96,000	2.46	2.1	96,000
$3.00 to $3.79	3.74	62,500	3.74	3.6	62,500
		256,000		3.6	230,999

Restricted Stock Awards

     The Company recognized compensation expense of approximately $15,000 and $52,000 during the three months ended June 30, 2017 and 2016, respectively, and approximately $92,000 and $174,000 during the nine months ended June 30, 2017 and 2016, respectively, for restricted stock awards in its condensed consolidated statements of operations and comprehensive income.

     As of June 30, 2017, there was approximately $143,000 of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 0.7 years.

The following table summarizes restricted stock activity during the nine months ended June 30, 2017:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4      SHARE-BASED COMPENSATION (CONTINUED)

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, September 30, 2016	159,317	$1.29	$205,146
Granted	140,000	1.07	149,800
Vested	(139,317)	1.38	(192,346)
Forfeited	-
Non-vested, June 30, 2017	160,000	$1.02	$162,600

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income (numerator for basic and diluted earnings per share)	$551,925	$77,956	$465,887	$466,339

Weighted average shares outstanding (denominator for basic earnings per share)	8,855,885	8,586,879	8,716,030	8,492,222

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	20,165	22,988	21,404	28,403
Assumed vesting of restricted stock, treasury stock method	30,796	69,752	78,998	140,917
Dilutive potential common shares	50,961	92,740	100,402	169,320
Denominator for diluted earnings per share - weighted average shares and
assumed potential common shares	8,906,846	8,679,619	8,816,432	8,661,542
Basic earnings per share	$0.06	$0.01	$0.05	$0.05
Diluted earnings per share	$0.06	$0.01	$0.05	$0.05

     The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	As of June 30,
	2017	2016
Options	198,500	188,500
Warrants	723,846	723,846
Total potentially dilutive shares	922,346	912,346

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6      CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

     For the three and nine months ended June 30, 2017 and 2016, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Customer 1	26.3%	20.0%	23.5%	23.3%
Customer 2	22.2%	31.4%	22.5%	33.1%
Customer 3	21.8%	17.8%	24.7%	18.2%
Customer 4	11.8%	17.0%	11.8%	13.7%
Totals	82.1%	86.2%	82.5%	88.3%

     At June 30, 2017 and September 30, 2016, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	June 30, 2017	September 30, 2016
Customer 3	27.9%	33.0%
Customer 2	25.7%	19.6%
Customer 1	17.2%	16.0%
Customer 4	15.1%	14.7%
Totals	85.9%	83.3%

NOTE 7      RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

     On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Supply Agreement expires on September 8, 2018, subject to renewal. Terence Bernard Wise, Chief Executive Officer and Chairman of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $300,000 and $362,000 during the three months ended June 30, 2017 and 2016, respectively, and approximately $1,007,000 and $1,101,000 during the nine months ended June 30, 2017 and 2016, respectively, in service fees paid to Forward China, which are included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income. During the three and nine months ended June 30, 2017, the Company received commissions from Forward China of $0 and $12,904, respectively, which is included in net revenues. As a result of the continued decrease in the Company’s net revenues, Forward China has agreed to forgo its rights to the 4% portion of the service fee under the Supply Agreement beginning with the third fiscal quarter until the end of fiscal year 2017. The Company and Forward China are currently negotiating a revised service fee under the Agreement.

NOTE 8      LEGAL PROCEEDINGS

     From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2017, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The following discussion and analysis compares our consolidated results of operations for the three and nine months ended June 30, 2017 (the “2017 Quarter” and “2017 Period”, respectively) with those for the three and nine months ended June 30, 2016 (the “2016 Quarter” and “2016 Period”, respectively). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016 Net Income

     Net income in the 2017 Quarter was approximately $552,000 compared to net income of approximately $78,000 in the 2016 Quarter. The 2017 Quarter increase in net income is primarily due to: (i) an increase in net revenues of approximately $668,000 as well as an increase in gross margin of 1.2%, which resulted in an increase in gross profit of approximately $200,000; (ii) a decrease in sales and marketing expenses of approximately $144,000; and (iii) a decrease in general and administrative expenses of approximately $120,000.

	Main Components of Net Income
	(amounts in thousands)
	2017	2016	Increase
	Quarter	Quarter	(Decrease)
Net revenues	$7,333	$6,665	$668

Gross profit	$1,278	$1,078	$200
Less:
Sales and marketing expenses	309	453	(144)
General and administrative expenses	420	540	(120)
Other expense (income), net	(3)	7	(10)
Net Income	$552	$78	$474

Net income per basic and diluted share was $0.06 per share for the 2017 Quarter and $0.01 per share for the 2016 Quarter.

Net Revenues

     Net revenues in the 2017 Quarter increased $0.7 million, or 10%, to $7.3 million from $6.7 million in the 2016 Quarter primarily due to a change in terms with two of our major Diabetic Products customers whereby products shipped to a shipping hub located in the United States will no longer be sold on consignment effective May 1, 2017. Prior to this change, products to these two major Diabetics Products customers were sold by both consignment and FOB shipping point. Going forward, all products sold to these two major Diabetics Products customers shall be sold FOB shipping point. As a result of this change, additional net revenues of approximately $808,000 were recognized in the 2017 Quarter that would not have been recognized if the change in terms had not occurred. Moreover, had the change in terms not occurred, our net revenues for the 2017 Quarter would have declined compared to the 2016 Quarter. It is important that investors understand that as a result of this change in terms from consignment to FOB shipping point for a portion of the revenues from two of our large Diabetics Products customers, the recognition of revenues for these two customers was permanently accelerated thereby increasing our revenues by approximately $808,000 this quarter. The remainder of the goods originally sold on consignment (prior to the change in terms) shall be recognized in the fourth quarter of fiscal 2017 and potentially increase revenues that quarter as well. By fiscal year end, it is expected there will be no more consignment goods for these two Diabetics Customers and thus revenues from these customers will revert to normal levels. Separately, net revenues from Other Products were higher as well during the 2017 Quarter. Excluding the effects of the aforementioned change in terms, the net revenues derived from our core diabetes kit cases continues to decline, primarily because our major customers face significant pricing pressure from competitors commercializing less expensive meters and also new innovative diabetic products which are not being sold with a meter case. As a result of the continued decrease in our net revenues, Forward China, which is controlled by our Chairman and Chief Executive Officer, has agreed to forgo its rights to the 4% portion of the service fee under the Forward China Supply Agreement (the “Agreement”) beginning with the third fiscal quarter until the end of fiscal year 2017. The base monthly service fee payment of $100,000 will still be due to Forward China. In the 2017 Quarter, the 4% portion of the service fee would have amounted to approximately $69,000. The Company and Forward China are currently negotiating a revised service fee under the Agreement.

     The tables below set forth revenues by channel, product line, and geographic location of our customers for the periods indicated:

	Net Revenues for 2017 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$2,197	$1,731	$2,295	$6,223
Other products	575	491	44	1,110
Total net revenues	$2,772	$2,222	$2,339	$7,333

	Net Revenues for 2016 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$1,219	$2,207	$2,349	$5,775
Other products	359	454	77	890
Total net revenues	$1,578	$2,661	$2,426	$6,665

Diabetic Product Revenues

     We design and sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through its retail distribution channels.

     Revenues from Diabetic Products increased $0.4 million to $6.2 million in the 2017 Quarter, from $5.8 million in the 2016 Quarter. The increase was primarily due to higher revenues derived from two of our major Diabetic Products’ customers.

The following table sets forth our revenues by Diabetic Products’ customers for the periods indicated:

	(amounts in thousands)
	2017	2016	Increase
	Quarter	Quarter	(Decrease)
Diabetic Products Customer A	$1,928	$1,335	$593
Diabetic Products Customer B	1,630	2,092	(462)
Diabetic Products Customer C	1,602	1,185	417
Diabetic Products Customer D	863	1,135	(272)
All other Diabetic Products Customers	200	28	172
Totals	$6,223	$5,775	$448

     Revenues from Diabetic Products represented 85% of our total net revenues in the 2017 Quarter compared to 87% of our total net revenues in the 2016 Quarter.

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

     Revenues of Other Products increased $0.2 million to $1.1 million in the 2017 Quarter from $0.9 million in the 2016 Quarter. This is primarily due to the addition of $0.3 million from some new customers, partially offset by overall net decreases of $0.1 million from existing customers. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

     Revenues from Other Products represented 15% of our net revenues in the 2017 Quarter compared to 13% of our total net revenues in the 2016 Quarter.

Gross Profit

     The increase in gross profit of approximately $200,000 was driven by a year over year increase in net revenues of 10% as well as an increase in gross margins. The increase in gross margins results primarily from the election of Forward China, which is controlled by our Chairman and Chief Executive Officer, to forgo its rights to the 4% portion of the service fee under the Forward China Supply Agreement beginning with the third fiscal quarter until the end of fiscal year 2017. Our gross margin increased to 17.4% in the 2017 Quarter compared to 16.2% in the 2016 Quarter. We believe gross margin will decrease in the event that Forward China does not continue to forgo the 4% portion of its service fee.

Sales and Marketing Expenses

     Sales and marketing expenses decreased approximately $144,000, or 32%, to approximately $309,000 in the 2017 Quarter compared to approximately $453,000 in the 2016 Quarter, primarily due to decreased personnel expenses of approximately $131,000 and decreased travel expenses of approximately $23,000, partially offset by increased other expenses of approximately $11,000. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

     General and administrative expenses decreased approximately $120,000, or 22%, to approximately $420,000 in the 2017 Quarter from approximately $540,000 in the 2016 Quarter, primarily due to New York State tax refunds of approximately $49,000 stemming from amended returns as well as decreased director share based compensation of approximately $39,000, directors and officers insurance of approximately $14,000, professional fees of approximately $12,000, and depreciation of approximately $10,000. Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Expense (Income), Net

     Other expense (income), net, consisting primarily of foreign exchange losses (gains), was approximately $(3,000) in the 2017 Quarter compared to approximately $7,000 in the 2016 Quarter.

     For the three months ended June 30, 2017, the Company generated net income of approximately $552,000. While the Company maintains significant net operating loss carryforwards, no income tax expense (benefit) was recognized as the Company’s deferred tax provision is completely offset by a full valuation allowance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2016

Net Income

     Net income in the 2017 Period was approximately $466,000 compared to net income of approximately $466,000 in the 2016 Period. Although our net income remained consistent from the prior year, our net revenues materially decreased, but this was offset by significant decreases in our general and administrative expenses and our sales and marketing expenses, as described in further detail below.

	Main Components of Net Income
	(amounts in thousands)
	2017	2016	Increase
	Period	Period	(Decrease)
Net revenues	$18,457	$20,828	$(2,371)

Gross profit	$3,153	$3,801	$(648)
Less:
Sales and marketing expenses	1,116	1,318	(202)
General and administrative expenses	1,577	2,005	(428)
Other expense (income), net	(6)	12	(18)
Net Income	$466	$466	$-

Net income per basic and diluted share was $0.05 per share for the 2017 Period and the 2016 Period.

Net Revenues

     Net revenues in the 2017 Period decreased $2.4 million, or 11%, to $18.4 million from $20.8 million in the 2016 Period primarily due to lower revenues from Diabetic Products, partially offset by higher revenues from Other Products. As mentioned above, there was a change in terms with two of our major Diabetic Products customers whereby products shipped to a shipping hub located in the United States will no longer be sold on consignment effective May 1, 2017. Prior to this change, products to these two major Diabetics Products customers were sold by both consignment and FOB shipping point. Going forward, all products sold to these two major Diabetics Products customers shall be sold FOB shipping point. As a result of this change, additional net revenues of approximately $808,000 were recognized in the 2017 Period that would not have been recognized if the change in terms had not occurred. It is important that investors understand that as a result of this change in terms from consignment to FOB shipping point for a portion of the revenues from two of our large Diabetics Products customers, the recognition of revenues for these two customers was permanently accelerated thereby increasing our revenues by approximately $808,000 this Period. The remainder of the goods originally sold on consignment (prior to the change in terms) shall be recognized in the fourth quarter of fiscal 2017 and potentially increase revenues that quarter as well. By fiscal year end, it is expected there will be no more consignment goods for these two Diabetics Customers and thus revenues from these customers will revert to normal levels. Moreover, had the change in terms not occurred, our net revenues for the 2017 Period would have declined further when compared to the 2016 Period. The net revenues derived from our core diabetes kit cases continues to decline, primarily because our major customers face significant pricing pressure from competitors bringing out less expensive meters and also new innovative diabetic products which are not being sold with a meter case. As mentioned above, as a result of the continued decrease in our net revenues, Forward China, which is controlled by our Chairman and Chief Executive Officer, has agreed to forgo its rights to the 4% portion of the service fee under the Agreement beginning with the third fiscal quarter until the end of fiscal year 2017. The base monthly service fee payment of $100,000 will still be due to Forward China. In the 2017 Period, the 4% portion of the service fee amounted to approximately $107,000, but would have been greater by approximately $69,000. The Company and Forward China are currently negotiating a revised service fee under the Agreement.

     The tables below set forth revenues by channel, product line, and geographic location of our customers for the periods indicated:

	Net Revenues for 2017 Period
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$6,279	$4,363	$4,900	$15,542
Other products	1,048	1,604	263	2,915
Total net revenues	$7,327	$5,967	$5,163	$18,457

	Net Revenues for 2016 Period
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$4,311	$7,108	$7,052	$18,471
Other products	1,177	809	371	2,357
Total net revenues	$5,488	$7,917	$7,423	$20,828

Diabetic Product Revenues

     We design and sell carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through its retail distribution channels.

     Revenues from Diabetic Products decreased $2.9 million to $15.5 million in the 2017 Period, from $18.4 million in the 2016 Period. The decrease was primarily due to lower revenues derived from three of our major Diabetic Products’ customers (Diabetic Products Customers A, B and D). The decrease was offset, in part, by higher revenues derived from our largest major Diabetic Products’ customers (Diabetic Products Customer C).

The following table sets forth our revenues by Diabetic Products’ customers for the periods indicated:

	(amounts in thousands)
	2017	2016	Increase
	Period	Period	(Decrease)
Diabetic Products Customer C	$4,565	$3,792	$773
Diabetic Products Customer A	4,330	4,844	(514)
Diabetic Products Customer B	4,145	6,895	(2,750)
Diabetic Products Customer D	2,172	2,857	(685)
All other Diabetic Products Customers	330	83	247
Totals	$15,542	$18,471	$(2,929)

     Revenues from Diabetic Products represented 84% of our total net revenues in the 2017 Period compared to 89% of our total net revenues in the 2016 Period.

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

     Revenues of Other Products increased $0.6 million to $2.9 million in the 2017 Period from $2.3 million in the 2016 Period. This is primarily due to the addition of $0.5 million from some new customers and overall net increases of $0.1 million from existing customers. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

     Revenues from Other Products represented 16% of our net revenues in the 2017 Period compared to 11% of our total net revenues in the 2016 Period.

Gross Profit

     The decrease in gross profit of approximately $648,000 was driven by a year over year decline in net revenues of 11% as well as a decline in gross margins. The decline in gross margins results from pricing pressures from our customers. Our gross margin decreased to 17.1% in the 2017 Period compared to 18.3% in the 2016 Period. We believe gross margin will decrease further in the event that Forward China does not continue to forgo the 4% portion of its service fee.

Sales and Marketing Expenses

     Sales and marketing expenses decreased approximately $202,000, or 15%, to approximately $1,116,000 in the 2017 Period compared to approximately $1,318,000 in the 2016 Period, primarily due to decreased personnel expenses of approximately $244,000, partially offset by increased other expenses of approximately $48,000. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

     General and administrative expenses decreased approximately $428,000, or 21%, to approximately $1,577,000 in the 2017 Period from approximately $2,005,000 in the 2016 Period, primarily due to decreased professional fees of approximately $91,000, personnel expenses of approximately $67,000, director share-based compensation of approximately $61,000, director fees of approximately $52,000, directors and officers insurance of approximately $43,000, director expense reimbursement of approximately $38,000, and depreciation of approximately $27,000 as well as New York State tax refunds of approximately $49,000 stemming from amended returns. Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Expense (Income), Net

     Other expense (income), net, consisting primarily of foreign exchange losses (gains), was approximately $(6,000) in the 2017 Period compared to approximately $12,000 in the 2016 Period.

     For the nine months ended June 30, 2017, the Company generated net income of approximately $466,000. While the Company maintains significant net operating loss carryforwards, no income tax expense (benefit) was recognized as the Company’s deferred tax provision is completely offset by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity is from operations. Our working capital would be adversely affected by any: (i) operating losses; (ii) increases in accounts receivable and inventories arising in the ordinary course of business; and (iii) material increases in expenses. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. We anticipate that our liquidity and financial resources for the next twelve months from the date of the filing of this Form 10-Q will be adequate to manage our operating and financial requirements.

     At June 30, 2017, our current ratio (current assets divided by current liabilities) was 3.2; our quick ratio (current assets less inventories divided by current liabilities) was 2.7; and our working capital (current assets less current liabilities) was $8.7 million. As of June 30, 2017, we had no short or long-term debt outstanding. We do not anticipate the need to purchase additional material capital assets in order to carry out our business.

During the nine months ended June 30, 2017 and 2016, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

     During the 2017 Period, cash used in operating activities of approximately $699,000 resulted primarily from an increase in accounts receivable of approximately $1,773,000, a decrease in accrued expenses and other current liabilities of approximately $248,000, and an increase in prepaid expenses and other current assets of approximately $64,000, partially offset by a decrease in inventories of approximately $744,000, net income of approximately $466,000, the add back of non-cash share-based compensation of approximately $97,000, and an increase in accounts payable (including due to Forward China) of approximately $71,000.

     During the 2016 Period, cash provided operating activities of approximately $1,243,000 resulted primarily from a decrease in accounts receivable of approximately $725,000, net income of approximately $466,000, a decrease in inventories of approximately $208,000, the add back of non-cash share-based compensation of approximately $185,000, the add back of depreciation and amortization of approximately $44,000, partially offset by a decrease in accounts payable (including due to Forward China) of approximately $345,000, and a decrease in other liabilities of approximately $34,000.

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

     PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2017, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

Dated: August 14, 2017

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise
Terence Wise
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Michael Matte
Michael Matte
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Filed or
		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment to the Certificate of	8-K	4/26/13	3.1
Incorporation, April 26, 2013
3.3	Certificate of Amendment to the Certificate of	8-K	7/3/13	3.1
Incorporation, June 28, 2013
3.4	Third Amended and Restated Bylaws, as of May 28,	10-K	12/10/14	3(ii)
2014
4.1	Rights Agreement, dated as of April 26, 2013	8-K	4/26/13	4.1
10.1	Buying Agency and Supply Agreement with Forward	10-K	12/16/15	10.7
Industries (Asia-Pacific), Corporation, dated as of
September 9, 2015
10.2	Temporary Amendment, dated as of May 14, 2017 to				Filed
the Buying Agency and Supply Agreement with
Forward Industries (Asia-Pacific), Corporation, dated as
of September 9, 2015
31.1	Certification of Principal Executive Officer				Filed
(Section 302)
31.2	Certification of Principal Financial Officer				Filed
(Section 302)
32.1	Certification of Principal Executive Officer and				Furnished*
Principal Financial Officer (Section 906)
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

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