Form 10-K
period 2017-09-30
FORWARD INDUSTRIES INC
filed 2017-12-14
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

⌧     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2017

◻     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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
◻    Yes    ⌧  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
◻     Yes    ⌧  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

⌧  Yes    ◻  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rue 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

⌧  Yes    ◻  No

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

See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

◻ Large accelerated filer ◻ Non-accelerated filer (Do not check if a smaller reporting company) ◻ Emerging growth company	◻ Accelerated filer ⌧ Smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ◻  Yes   ⌧   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: approximately $7,000,000.

As of December 11, 2017, 8,920,830 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 30, 2017.

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

PART I

ITEM 1.     BUSINESS

General

     Forward Industries, Inc. (“Forward” or the “Company”) designs and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package their products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward China.

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

Products

Diabetic Products

     We sell carrying cases for blood glucose diagnostic kits (“Diabetic Products”) directly to OEMs (or their contract manufacturers) of these electronic monitoring kits made for use by diabetics. We typically sell these cases at prices ranging from approximately $0.60 to $7.00 per unit. Unit volumes are sold predominantly at the lower end of this price range. We also sell higher end units ranging from approximately $18.50 to $39.00 per unit, but this represents less than 1% of net revenues. The OEM customer (or its contract manufacturer) packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a much lesser extent, sells them through their retail distribution channels. These kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders. As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet. For Fiscal 2017, our Diabetic Products customers accounted for approximately 85% of our total net revenues.

Other Products

     We also sell carrying and protective solutions to OEMs for a diverse array of other portable electronic and other products (“Other Products”), including sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, and firearms, on a made-to-order basis that are customized to fit the products sold by our OEM customers. Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design and sell the carry solution. For Fiscal 2017, our Other Products accounted for approximately 15% of our total net revenues.

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

Distribution and Revenues

Geographic Distribution of Revenues

     Through our wholly owned subsidiaries, Forward US and Forward Switzerland, we distribute and sell our products globally. The approximate percentages of net revenues from OEM customers by their geographic location for Fiscal 2017 and Fiscal 2016 are as follows:

	Net Revenues for the Fiscal Years Ended September 30,
	2017	2016
EMEA Region	38%	36%
Americas	31%	27%
APAC Region	31%	37%
Total	100%	100%

     The increase in the EMEA Region’s revenues in Fiscal 2017 compared to Fiscal 2016 was primarily due to the increase in revenue contribution from two customers within the EMEA Region. The increase in the Americas contribution to total net revenues in Fiscal 2017 compared to Fiscal 2016 was primarily due to increased revenue from one customer. The decrease in the APAC Region’s revenues in Fiscal 2017 compared to Fiscal 2016 was primarily due to the decrease in revenue contribution from one customer.

Channels of Distribution

     We primarily ship our products directly to our OEM customers (or their contract manufacturers), who package our accessory products “in box” with their branded products. Some of our customers also purchase certain of our products and offer them for sale as stand-alone accessories to complement their product offerings.

Revenues by Product Line

     Revenues from carry and protective solutions for Diabetic Products and for Other Products (all products other than diabetic carry cases for blood glucose monitor kits) accounted for approximately the following percentages of total net revenues in Fiscal 2017 and 2016:

	For the Fiscal Years Ended September 30,
Net Revenues:	2017	2016
Diabetic Products	85%	88%
Other Products	15%	12%
Totals	100%	100%

Concentration of Revenues

     Four customers (including their affiliates and contract manufacturers) accounted for approximately 83% and 88% of our net revenues in Fiscal 2017 and 2016, respectively. All four of these “major” customers are OEMs of diabetic monitoring kits. These customers package our carry and protective solutions “in box” with their branded products, or to a lesser extent, sell them through their retail distribution channels. The approximate percentages of net revenues contributed by each of these four customers for Fiscal 2017 and Fiscal 2016 are as follows:

	For the Fiscal Years Ended
	September 30,
	2017	2016

Diabetic Products Customer A	26.3%	24.5%
Diabetic Products Customer B	24.2%	18.7%
Diabetic Products Customer C	21.5%	31.0%
Diabetic Products Customer D	11.2%	13.3%
Totals	83.2%	87.5%

     During Fiscal 2017 and 2016, all net revenues from products sold to OEMs were made directly by our employees, which are assigned key accounts or defined geographic sales territories.

OEM Distribution Hubs

     During Fiscal 2017, we had distribution hub arrangements with four OEM customers. Effective May 1, 2017, one of the hub arrangements was changed from consignment to FOB shipping point. Accordingly, as of September 30, 2017, we had distribution hub arrangements with three OEM customers. These arrangements obligate us to supply our products to our customer’s distribution hubs (may be multiple locations) where their products are manufactured, kitted, and/or warehoused pending sale, and where our products are packaged “in box” with the OEM customer’s products or, to a much lesser extent, distributed for retail sale. The product quantities we are required to supply to each distribution hub are based on the OEM customer’s purchase orders and forecasts. We do not recognize revenue for product shipped to a hub until we have been notified by our customer that our product has been withdrawn from the distribution hub. Hub arrangements have had the general effect of extending financing for our customers’ inventory build by extending the time between our placement of orders to our suppliers in order to ship and supply the hubs and the time that we are able to recognize revenue. The corollary effect is an increase in our inventory levels.

Credit Risk

     We generally sell our OEM products on payment terms of net thirty (30) days to net one hundred twenty (120) days, which is customary in the industry, and without interest. Historically, we have not had significant credit problems with our customers. Our significant OEM customers are large, multinational companies with good credit histories. None of these customers is or has been in default to us, and payments from all customers are generally received on a timely basis.

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

Product Supply

Manufacturing

     The manufacture of custom carrying cases and other carry and protective solutions generally consists of die cutting fabrics and heat sealing, gluing, sewing, and decorating (affixing logos to) the cut-outs by means of silk screening, hot-stamping, embroidering or embossing. The principal materials used in the manufacture of our products are vinyl, nylon, leather, metal and plastic parts (for clips, buckles, loops, hinges and other hardware), foam padding and cardboard, all of which are obtained according to our specifications from suppliers. We do not believe that any of the component materials or parts used by our suppliers in the manufacture of our products is supply constrained. We believe that there are adequate available alternative sources of supply for all of the materials used by our suppliers to manufacture, package, and ship our products.

Dependence on Sourcing Agent

     On September 9, 2015, the Company renewed a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (the “Agent”) on substantially the same terms as its previous buying agency and supply agreement with the Agent, which was due to expire on September 11, 2015. The Supply Agreement provides that the Agent acts as the Company’s exclusive buying agent of carry and protective solutions. The Agent also arranges for sourcing, manufacture and exportation of such products. The Company purchases products at the Agent’s cost and pays a service fee to the Agent. The service fee is calculated at $100,000 monthly plus 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from the Agent. The Supply Agreement terminates on March 8, 2019, subject to renewal. Mr. Terence Wise, the Company’s Chairman, Chief Executive Officer and largest shareholder, is a principal of the Agent. See “Item 1A. – Risk Factors” regarding our dependence on the Agent.

Suppliers

     We procure substantially all our supply of carrying solutions products from independent suppliers in China through the Agent. Depending on the product, we may require several different suppliers to furnish component parts or pieces.

     We place orders with the Agent at the time we receive firm purchase orders and/or forecasts from our OEM customers for a particular product. Accordingly, we do not have minimum supply requirement agreements with our suppliers to guarantee us supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of our suppliers. However, from time to time, we may order products from our suppliers in advance of receiving a customer purchase order, or in quantities in excess of those forecasted to us by our customer, for which they are contractually obligated to us, in order to meet our customer’s delivery demands. Beginning September 1, 2013 we began making purchases directly from Forward China. During the years ended September 30, 2017 and 2016, all of our purchases were made directly through Forward China.

Quality Assurance

     Forward’s quality assurance manager oversees the process to ensure that our products manufactured by our Chinese suppliers meet our quality assurance standards. He independently verifies and supervises the inspection of products conducted by independent contractors in China that may be affiliated with one or more of our suppliers. In July 2015, Forward China received its ISO 9001:2008 quality certification, which is valid for three years.

Logistics

     Once our products are approved for shipment by our quality assurance procedures, our products are typically shipped to our customer’s destination port in the Americas and the EMEA Region on ocean-going container vessels, or by ground transport to our APAC Region customer’s locations in China or Hong Kong. In certain cases, and primarily at our customer’s request, we will expedite the shipment of our products by using air transportation. Most ocean-going shipments bound for the United States are off-loaded at the port of Los Angeles or Seattle, but certain customers arrange for shipments to East Coast ports, such as New York or Boston.

Insurance

     We maintain commercial loss and liability, business interruption, and general claims and other insurance customary for our business. We do not maintain credit insurance for our trade accounts receivable.

Competition

     The business in which we engage is highly competitive in terms of product pricing, design, delivery terms, and customer service. In the production of our OEM products, we compete with numerous United States and foreign producers and distributors. Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an effective product design capability, rapid response time to customer requests for proposals and product shipment, reliable product delivery and product quality, and competitive pricing. We believe that our ability to compete based on product quality assurance considerations is enhanced by Forward China’s local presence, quality control, shipment capabilities and expertise in sourcing.

Employees

     As of December 11, 2017, we had 10 full-time employees. We consider our employee relations to be satisfactory. None of our employees are covered by a collective bargaining agreement.

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

ITEM 1A.     RISK FACTORS

      Although we have been profitable the last two fiscal years, we cannot assure you that we will sustain profitability in the future.

     We generated net income of approximately $0.6 million for the fiscal years ended September 30, 2017 and 2016 and had net cash used in operating activities of approximately $0.1 million and net cash provided by operating activities of approximately $0.8 million for the fiscal years ended September 30, 2017 and 2016, respectively. Although we have generated net income in the last two fiscal years, during the years prior to that we incurred significant losses from operations. We can provide no assurance that we will not see a reduction in profits or that we will remain profitable. If we cannot continue to generate sufficient revenues to operate profitably, we may be forced to cease, limit or suspend operations, or we may be required to raise capital to maintain or grow our operations. There is no assurance that we will be able to raise such capital.

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

     Revenues of Diabetic Products to OEM customers accounted for approximately 85% of net revenues in Fiscal 2017. As a result, our financial condition and results of operations are subject to higher risk from the loss of a major Diabetic Products customer or changes in their business practices, for example, recently a new diabetes monitoring product has been brought to the market which does not use a carrying case. If our customers use new solutions in their diabetes product lines that do not use carrying cases, our business would be materially and adversely affected.

     The loss of any of, or a material reduction in orders from, our largest customers, would materially and adversely affect our results of operations and financial condition.

     Our business is and has been characterized by a high degree of customer concentration. Our four largest customers accounted for approximately 83% and 88% of net revenues in Fiscal 2017 and Fiscal 2016, respectively. Although we continue our efforts to diversify our business, we cannot provide any assurance that we will be successful. The loss of any of these customers, whether as a result of its purchase of its carry solution requirements from another vendor, its decision to manufacture its own carrying cases, its decision to award its orders to one of our competitors, or otherwise, would have a material adverse effect on our financial condition, liquidity and results of operations.

     If any one or more of our OEM customers elect to reduce or discontinue inclusion of cases “in box”, our results of operations and financial condition would be materially and adversely affected.

     The predominant percentage of our revenues is derived from sales of case accessories to our OEM customers who package our cases “in box” with their electronics. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to healthcare providers and patients. Also, it is uncertain what impact President Trump’s policies will have on the ACA. If enacted and implemented, any measures to restrict health care spending could result in decreased sales of our products. If one or more of our OEM customers generally begin to reduce or discontinue the practice of including carry case accessories “in box” or if our customers experience reduced demand for their products as a result of political changes, we may incur a significant decline in our revenues and our results of operations and financial condition would be materially and adversely affected.

     If President Trump follows through with his threats to put significant tariffs or other restrictions on Chinese imports, and if any such tariffs or restrictions were implemented, our revenues and results of operations be may materially harmed.

     Donald Trump’s victory in the U.S. presidential election, as well as the Republican Party maintaining control of both the House of Representatives and Senate of the United States in the congressional election, has created uncertainty with how trade would be affected between China and the United States. During the election campaign, Donald Trump made threats regarding cutting off trade with China and/or imposing a tariff on all imports from China. Although President Trump has not followed through on such threats, if any such restrictions or tariffs are imposed on products that we import to our customers, we would be required to raise our prices which may result in the loss of customers and harm our business.

If the proposed U.S. tax reform measures are enacted, our financial condition could be adversely affected.

     On November 16, 2017, the U.S. House of Representatives passed the Tax Cuts and Jobs Act (H.R. 1), and on December 2, 2017, the U.S. Senate passed a revised version of the Tax Cuts and Jobs Act (together with any amended versions, the “Tax Reform Bills”). Either of the Tax Reform Bills, or any likely compromised version of the Tax Reform Bills, would make significant changes to the United States income tax rules applicable to both individuals and entities, including the Company. There is substantial uncertainty regarding both the timing and the details of any of the Tax Reform Bills being enacted and the impact of any such Tax Reform Bills on the Company. The impact of any potential tax reform on our business is uncertain and could be adverse.

     We continue to encounter pressures from our largest OEM customers to maintain or even decrease prices or to supply lower priced carry solutions, and expect such pressure to persist. The effects of such price constraints on our business may be exacerbated by inflationary pressures that affect our costs of supply.

     During Fiscal 2017 and Fiscal 2016, we experienced significant pricing pressure from our largest OEM customers to maintain or even reduce the prices we charge them. When we are unable to extract comparable concessions from our suppliers on prices they charge us, our product sales margins erode. In addition, competitors may reduce their average selling prices faster than we are able to reduce costs, which can also accelerate the rate of decline of our selling prices.

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

     Our Chairman, Chief Executive Officer and largest shareholder is a principal of Forward China, our exclusive sourcing agent in the Asia Pacific region. We have entered into a Buying Agency and Supply Agreement with Forward China whereby Forward China will act as the Company’s exclusive agent to arrange for sourcing, manufacturing and exporting the Company’s products. Historically, Forward China has relied on a limited number of suppliers to supply the component parts and pieces necessary for the production of our carry and protective solutions products. As a result, our ability to effectively push back against rising material costs may diminish although thus far Forward China has absorbed these costs. In addition, any inability to obtain supplies from a single or limited number of suppliers may result in difficulty obtaining the supplies necessary for our business and may restrict our ability to produce our carry and protective solutions products. Where practical, we intend to establish alternative sources through Forward China to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, either a prolonged inability to obtain certain components or the failure of one of our suppliers to do so could impair our ability to ship products and generate revenues, which could adversely affect our operating results and damage our customer relationships. During the year, we conducted a review of Forward China in terms of its efficiency and efficacy with respective to alternate agents. The outcome confirmed that Forward China continues to be competitive and significantly more beneficial than an in-house alternative.

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

     Contract manufacturing firms are performing manufacturing, assembly, and product packaging functions, including the bundling of our product accessories with the OEM customer's product. As a consequence of this business practice, we often sell our carry solution products directly to the contract manufacturing firm. This is particularly significant in the case of diabetic product sales to certain customers. In these cases, we invoice the contract manufacturing firm and not the OEM customer. Therefore, it is the contract manufacturing firm to which we must look for payment in such cases and not that of our OEM customer. If we fail to receive payment from the contract manufacturer, our ability to be paid for products already delivered would be limited.

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

     If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

     Our future depends, in part, on our ability to attract and retain key sales personnel and the continued contribution of our executive officers including Terence Wise, our Chief Executive Officer, who would be difficult to replace. The loss of the services of any of these officers and the process to replace any key sales personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

     Terence Wise, our Chairman and Chief Executive Officer, is a significant shareholder who beneficially owns approximately 18.0% of the outstanding shares of our common stock as of December 11, 2017. Mr. Wise has substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. In addition, such influence by Mr. Wise could have the effect of discouraging potential business partners or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

     Not Applicable

ITEM 2.       PROPERTIES

     We lease approximately 2,815 square feet in West Palm Beach, Florida for our executive offices, which we rent under a lease agreement scheduled to expire in September 2020. The lease has annual escalations of 3% per year; rent payments were approximately $7,100 per month during Fiscal 2017.

     We sublease approximately 1,300 square feet of office space in Cham, Switzerland, on a month-to-month basis, at the rate of $1,700 per month, from a tenant at the same location. We use this office as our EMEA Region headquarters from which we coordinate our sales and sales support activities throughout the EMEA Region.

     We believe that each of the foregoing leased properties is adequate for the purposes for which it is used. All leases are with unaffiliated third parties. We believe that the loss of any lease would not have a material adverse effect on our operations, as we believe that we could identify and lease comparable facilities upon approximately equivalent terms.

ITEM 3.     LEGAL PROCEEDINGS

     From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. As of September 30, 2017, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER
                      PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The principal market for our common stock is The Nasdaq Capital Market (“Nasdaq”). Our common stock is traded under the symbol "FORD". The following table sets forth the high and low intra-day sales prices per share for our common stock on Nasdaq for each quarter in the last two fiscal years:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$1.54	$1.07	$1.80	$1.08
Second Quarter	$1.30	$1.02	$1.56	$1.07
Third Quarter	$1.65	$1.03	$1.60	$1.11
Fourth Quarter	$1.35	$1.02	$2.11	$1.02

      On December 11, 2017, the closing price for our common stock was $1.37.

Holders of common stock.

     As of December 11, 2017, there were approximately 100 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

     Long-term equity based compensation is accomplished under the Forward Industries, Inc. 2007 Equity Incentive Plan, as amended (the “2007 Plan”), adopted by the Company and by its shareholders in May 2007 and amended February 2009, and the Forward Industries, Inc. 2011 Long Term Incentive Plan (the “2011 Plan”), adopted by the Company and by its shareholders in March 2011. Under the 2007 Plan, 800,000 shares of common stock were authorized for grants of awards of stock options and restricted stock, of which 17,823 shares remain available for grant as of September 30, 2017. Under the 2011 Plan, 850,000 shares of common stock were authorized for grants of awards of stock options and restricted stock, of which 321,479 shares remain available for grant as of September 30, 2017.

      Information relating to securities authorized for issuance under equity compensation plans as of September 30, 2017, is as follows:

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance under
	exercise of	exercise price of	equity compensation plans (excluding
	outstanding options	outstanding options	securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders:
2007 Plan	107,500	$2.43	17,823
2011 Plan	138,500	$2.01	321,479

Equity compensation plans not
approved by security holders:	-	$-	-
Total	246,000	$2.19	339,302

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

Trends and Economic Environment

     We remain challenged by a highly concentrated customer base and product offering, especially with respect to our Diabetic Products Line, where we operate in a price sensitive environment in which we continue to experience volatility in demand and downward pricing pressure from our major Diabetic Products customers. We have and continue to invest in our sales and sales support teams to increase our ability to expand and diversify our customer base, which we believe is essential to overcoming these challenges and the impact they have on our gross margins.

     In addition to our endeavors to grow and diversify our business organically, we are actively searching to identify potential acquisition targets and strategic partnerships that would be complementary to our existing business and allow us to further leverage our operating infrastructure. We anticipate that this search process will be ongoing with the goal of identifying prospective target companies that, if acquired, would be accretive to our organic results.

     We continue to be challenged by rising costs from our China-based supplier base, which causes our gross margins to narrow when we are not able to fully pass cost increases through to customers. Our dedicated Asia-based sourcing agent has made meaningful progress in areas such as quality assurance and overall operational performance during Fiscal 2017, which has better positioned us to negotiate such cost increases with our customers. However, we believe and anticipate that our supplier base may become more concentrated. As a result, our ability to effectively push back against rising material costs may diminish.

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

Critical Accounting Policies and Estimates

     We have identified the accounting policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The discussion below is not intended to be comprehensive. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management’s judgment of a particular transaction. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion of the applications of these and other accounting policies, see “Item 8. Financial Statements and Supplementary Data” in this Annual Report. Our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Accounts Receivable

     Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. We perform periodic credit evaluations of our customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believe that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net one hundred twenty (120) days. We have not historically experienced significant credit or collection problems with our OEM customers or their contract manufacturers. At September 30, 2017 and 2016, no allowance for doubtful accounts relating to our accounts receivable was deemed necessary.

Inventories

     Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market. Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in our consolidated statements of operations and comprehensive income. As reserved inventory is disposed of, we charge off the associated allowance. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. Our estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2017 and 2016, there was no allowance for obsolete inventory.

Income Taxes

     We account for income taxes in accordance with U.S. GAAP, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carry-forwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of net deferred tax assets (See Note 7 to our Consolidated Financial Statements). Our policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in our consolidated statements of operations and comprehensive income and include accrued interest and penalties within “accrued expenses and other current liabilities” in our consolidated balance sheets, if applicable. For fiscal years ended September 30, 2017 and 2016, no income tax related interest or penalties were assessed or recorded.

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

Share-Based Payment Expense

     We recognize share-based compensation in our consolidated statements of operations and comprehensive income at the grant-date fair value of stock options and other equity-based compensation. The determination of grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material changes to the valuation of options granted in future periods and increases (decreases) in the expense recognized for share-based payments. In the case of awards with multiple vesting periods, we have elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. In addition, we recognize share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period (See Note 6, Share-Based Compensation, to our Consolidated Financial Statements).

Recent Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of fiscal 2019 and plans to apply the full retrospective approach. Because the Company's primary source of revenues is from the sale of finished goods, the Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements, disclosures or processes.

     In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Company adopted ASU 2014-15 in the fourth quarter of fiscal 2017. The adoption of ASU 2014-15 did not have a material impact on the Company’s consolidated financial statements.

     In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). This ASU was effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.

     In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU was effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. Early adoption is permitted. The Company adopted ASU 2015-17 in the fourth quarter of fiscal 2017. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

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

     In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-09 in the fourth quarter of fiscal 2017. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

     In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This ASU is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. Adoption of this ASU is prospective. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated financial statements.

RESULTS OF OPERATIONS FOR FISCAL 2017 COMPARED TO FISCAL 2016

Net Income

     Net income was $0.6 million in Fiscal 2017 compared to $0.6 million in Fiscal 2016. Net income in Fiscal 2017 was primarily due to a decline in revenues and gross profit, offset, in part, by a decrease in operating expenses, especially general and administrative expenses, as reflected in the table below:

	(dollars in thousands)
	For the Fiscal Years Ended
	September 30,
			Increase
	2017	2016	(Decrease)
Net revenues	$24,765	$27,480	$(2,715)

Gross profit	$4,192	$5,080	$(888)
Less:
Sales and marketing expenses	1,503	1,891	(388)
General and administrative expenses	2,091	2,572	(481)
Other expense, net	19	10	9
Income taxes	-	-	-
Net income	$579	$607	$(28)

      Net income per basic and diluted share was $0.07 for Fiscal 2017 and 2016.

Net Revenues

     Net revenues declined $2.7 million, or 10%, to $24.8 million in Fiscal 2017 from $27.5 million in Fiscal 2016 due to reduced revenues in Diabetics Products, partially offset by increased revenues from Other Products. Revenues from Diabetic Products declined $3.1 million whereas revenues in Other Products increased $0.4 million. The following tables set forth revenues by channel, product line and geographic location of our customers for the periods indicated:

	Net Revenues for the Fiscal Year Ended September 30, 2017
	(dollars in thousands)
	EMEA Region	Americas	APAC Region	Total
Diabetic Products	$8,963	$6,465	$5,588	$21,016
Other Products	319	1,304	2,126	3,749
Total net revenues	$9,282	$7,769	$7,714	$24,765

	Net Revenues for the Fiscal Year Ended September 30, 2016
	(dollars in thousands)
	EMEA Region	Americas	APAC Region	Total
Diabetic Products	$9,461	$5,874	$8,807	$24,142
Other Products	472	1,459	1,407	3,338
Total net revenues	$9,933	$7,333	$10,214	$27,480

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

     Revenues from Diabetic Products declined $3.1 million to $21.0 million in Fiscal 2017 from $24.1 million in Fiscal 2016. This decrease was primarily due to lower revenues from three of our major Diabetic Products customers (Diabetic Products Customers A, C and D). Our Diabetics Products customers have decreased purchases of our products due to the significant decrease in reimbursements these customers receive for the products they sell under the ACA. The decline was offset, in part, by an increase in revenues from one major Diabetic Products customers (Diabetic Products Customer B) and a slight increase in revenues from our Other Diabetic Products customers.

     The following table sets forth our revenues by Diabetic Products customer for the periods indicated:

	(dollars in thousands) For the Fiscal Years Ended September 30,
			Increase
	2017	2016	(Decrease)
Diabetic Products Customer A	$6,514	$6,704	$(190)
Diabetic Products Customer B	5,993	5,127	866
Diabetic Products Customer C	5,334	8,507	(3,173)
Diabetic Products Customer D	2,772	3,662	(890)
All other Diabetic Products Customers	403	142	261
Totals	$21,016	$24,142	$(3,126)

     Revenues from Diabetic Products customers represented 85% of our net revenues in Fiscal 2017 compared to 88% of our net revenues in Fiscal 2016.

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

     Revenues from Other Products increased $0.4 million to $3.7 million in Fiscal 2017 from $3.3 million in Fiscal 2016. This is primarily due to the addition of $0.5 million from new customers, partially offset by overall net decreases of $0.1 million from existing customers. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

      Revenues of Other Products represented 15% of our net revenues in Fiscal 2017 compared to 12% of our total net revenues in Fiscal 2016.

Gross Profit

     Gross profit decreased $0.9 million, or 17%, to $4.2 million in Fiscal 2017 from $5.1 million in Fiscal 2016. As a percentage of revenues, our gross margin declined to 16.9% in Fiscal 2017, compared to 18.5% in Fiscal 2016.

     The gross profit decline was driven primarily by a year over year decrease in volumes related to global revenues. Fiscal 2017 revenues in the APAC Region declined 24% to $7.7 million primarily due to decreased revenues from Diabetic Products Customer C, partially offset by increased revenues from Other Products customers. Fiscal 2017 revenues in the EMEA Region declined 7% to $9.3 million primarily due to decreased revenues from Diabetic Products Customers A and D and Other Products customers, partially offset by increased revenues from Diabetic Products Customer B. Fiscal 2017 revenues in the Americas increased 6% to $7.8 million primarily due to increased revenues from Diabetic Products Customer B, partially offset by decreased revenues from Diabetic Products Customers A and D and Other Products customers.

Sales and Marketing Expenses

     Sales and marketing expenses decreased approximately $388,000, or 21%, to approximately $1,503,000 in Fiscal 2017 from approximately $1,891,000 in Fiscal 2016, primarily due to decreased personnel costs of approximately $422,000, partially offset by increased advertising and promotional costs of approximately $69,000. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

General and Administrative Expenses

     General and administrative expenses decreased approximately $481,000, or 19%, to approximately $2,091,000 in Fiscal 2017 from approximately $2,572,000 in Fiscal 2016, primarily due to decreased director compensation of approximately $94,000 (of which $53,000 is share-based), refunds received for state franchise taxes of approximately $73,000, and decreased professional fees of approximately $59,000, personnel expenses of approximately $59,000, director expense reimbursement of approximately $57,000, and directors and officers insurance of approximately $55,000. Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Other Income (Expense)

     Other expense, net, increased to approximately $19,000 in Fiscal 2017 from approximately $10,000 in Fiscal 2016, primarily due to increased realized losses on foreign currency transactions of approximately $29,000. This was partially offset by income from the property subleased in Santa Monica, California that expired in September 2016 of approximately $11,000.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity is our operations. The primary demand on our working capital will be: (i) operating losses, should they occur; and (ii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. We anticipate that our liquidity and financial resources for the next twelve months from the date of this filing will be adequate to manage our operating and financial requirements.

     At September 30, 2017, our current ratio (current assets divided by current liabilities) was 3.1 compared to 3.0 at September 30, 2016; our quick ratio (current assets less inventories divided by current liabilities) was 2.6 compared to 2.3 at September 30, 2016; and our working capital (current assets less current liabilities) was $8.9 million compared to $8.2 million at September 30, 2016. As of September 30, 2017, we had no short or long-term debt outstanding. We do not anticipate the need to purchase additional material capital assets in order to carry out our business. As of December 11, 2017, we had approximately $5.6 million of cash on hand.

      During the fiscal years ended September 30, 2017 and 2016, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

     During Fiscal 2017, cash used in operating activities of approximately $138,000 resulted primarily from an increase in accounts receivable of approximately $1,354,000 and a decrease in accrued expenses and other current liabilities of approximately $208,000, partially offset by net income of approximately $579,000, a decrease in inventories of approximately $452,000, an increase in accounts payable (including due to Forward China) of approximately $244,000 and non-cash share-based compensation of approximately $155,000.

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

Cash Flows from Investing Activities

      In Fiscal 2017, we had no cash used in investing activities.

      In Fiscal 2016, cash used in investing activities of approximately $48,000 resulted from purchases of property and equipment.

Cash Flows from Financing Activities

      In Fiscal 2017, we had no cash used in financing activities.

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting as of September 30, 2017 was effective based on that criteria.

     Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control

     There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of Fiscal 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

      None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended September 30, 2017. Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (http://www.forwardindustries.com/#gov) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on the website address and location specified above.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2017.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2017.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2017.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2017.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2017

FORWARD INDUSTRIES, INC.
By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 14, 2017	/s/ Terence Wise Terence Wise Principal Executive Officer and Director

December 14, 2017	/s/ Michael Matte Michael Matte Principal Financial Officer and Chief Accounting Officer

December 14, 2017	James Frost Director

December 14, 2017	/s/ Howard Morgan Howard Morgan Director

December 14, 2017	/s/ Sangita Shah Sangita Shah Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
3.1		Restated Certificate of Incorporation	10-K	12/08/10	3
3.2		Certificate of Amendment of the Certificate of Incorporation	8-K	7/03/13	3
3.3		Third Amended and Restated Bylaws	10-K	12/10/14	3
4.1		Rights Agreement, dated as of April 26, 2013	8-K	4/26/13	4
10.1		Wise Employment Arrangement*	8-K	6/29/15	10.1
10.2		Matte Employment Agreement*	8-K	6/29/15	10.2
10.3		1996 Stock Incentive Plan	S-8	4/25/03	4
10.4		2011 Long Term Incentive Plan	Def14A	1/26/11	A
10.5		2007 Equity Incentive Plan, as amended	S-8	2/25/10	4.1
10.6		Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-K	12/16/15	10.7
10.7		Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.8		Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
21.1		List of Subsidiaries	10-K	12/16/15	21.1
23.1		Consent of Independent Registered Public Accounting Firm				Filed
31.1		CEO Certifications (302)				Filed
31.2		CFO Certification (302)				Filed
32.1		CEO and CFO Certifications (906)				Furnished
101	.INS	XBRL Instance Document				Filed
101	.SCH	XBRL Taxonomy Extension Schema Document				Filed
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Management compensatory agreement or arrangement.

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc.; 477 Rosemary Ave., Suite 219; West Palm Beach, Florida 33401; Attention: Corporate Secretary.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2017 and 2016	F-3

Consolidated Statements of Operations and Comprehensive Income for the
Years Ended September 30, 2017 and 2016	F-4

Consolidated Statements of Shareholders' Equity for the Years Ended
September 30, 2017 and 2016	F-5

Consolidated Statements of Cash Flows for the Years Ended September 30, 2017 and 2016	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and Subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the years then ended. Forward Industries, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forward Industries, Inc. and Subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York
December 14, 2017

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016

Assets
Current assets:
Cash	$4,622,981	$4,760,620
Accounts receivable	6,218,563	4,864,423
Inventories	2,120,971	2,572,980
Prepaid expenses and other current assets	157,930	141,421
Total current assets	13,120,445	12,339,444
Property and equipment, net	20,658	43,030
Other assets	12,843	12,843
Total assets	$13,153,946	$12,395,317
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$67,351	$62,136
Due to Forward China	3,736,451	3,519,676
Accrued expenses and other current liabilities	382,759	587,741
Total current liabilities	4,186,561	4,169,553
Other liabilities	36,963	51,486
Total liabilities	4,223,524	4,221,039
Commitments and contingencies - See Note 9
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
8,920,830 and 8,780,830 shares issued and outstanding
at September 30, 2017 and 2016, respectively	89,208	87,808
Additional paid-in capital	17,936,673	17,783,060
Accumulated deficit	(9,095,459)	(9,674,805)
Accumulated other comprehensive loss	-	(21,785)
Total shareholders' equity	8,930,422	8,174,278
Total liabilities and shareholders' equity	$13,153,946	$12,395,317

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Fiscal Years Ended
	September 30,
	2017	2016

Net revenues	$24,764,613	$27,479,896
Cost of goods sold	20,572,970	22,399,734
Gross profit	4,191,643	5,080,162
Operating expenses:
Sales and marketing	1,502,700	1,891,409
General and administrative	2,090,473	2,571,799
Total operating expenses	3,593,173	4,463,208
Operating income	598,470	616,954
Other income (expense), net	(19,124)	(10,392)
Income before income taxes	579,346	606,562

Provision for income taxes	-	-
Net income	$579,346	$606,562

Net income	$579,346	$606,562
Other comprehensive income:
Translation adjustments	21,785	-
Comprehensive income	$601,131	$606,562

Earnings per share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,727,322	8,521,188
Diluted	8,823,059	8,675,583

The accompanying notes are an integral part of the consolidated financial statements .

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2017 AND 2016

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance - September 30, 2015	8,641,755	$86,418	$17,550,047	$(10,281,367)	$(21,785)	$7,333,313
Restricted stock award issuances	141,817	1,418	(1,418)	-	-	-
Restricted stock repurchased and retired	(1,076)	(11)	(1,656)	-	-	(1,667)
Restricted stock award forfeitures	(1,666)	(17)	17	-	-	-
Share-based compensation	-	-	236,070	-	-	236,070
Net income	-	-	-	606,562	-	606,562
Balance - September 30, 2016	8,780,830	87,808	17,783,060	(9,674,805)	(21,785)	8,174,278
Restricted stock award issuances	140,000	1,400	(1,400)	-	-	-
Share-based compensation	-	-	155,013	-	-	155,013
Foreign currency translation	-	-	-	-	21,785	21,785
Net income	-	-	-	579,346	-	579,346
Balance - September 30, 2017	8,920,830	$89,208	$17,936,673	$(9,095,459)	$-	$8,930,422

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$579,346	$606,562
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Share-based compensation	155,013	236,070
Depreciation and amortization	22,372	52,754
Loss on disposal of property and equipment	-	31,070
Deferred rent	(11,973)	(17,437)
Changes in operating assets and liabilities:
Accounts receivable	(1,354,140)	589,706
Inventories	452,009	293,484
Prepaid expenses and other current assets	(16,509)	154,591
Other assets	-	28,119
Accounts payable and due to Forward China	243,775	(709,012)
Accrued expenses and other current liabilities	(207,532)	(445,880)
Other liabilities	-	(51,743)
Net cash provided by (used in) operating activities	(137,639)	768,284
Cash Flows From Investing Activities:
Purchases of property and equipment	-	(48,121)
Net cash used in investing activities	-	(48,121)
Cash Flows From Financing Activities:
Restricted stock repurchased and retired	-	(1,667)
Net cash used in financing activities	-	(1,667)
Net increase (decrease) in cash	(137,639)	718,496
Cash at beginning of year	4,760,620	4,042,124
Cash at end of year	$4,622,981	$4,760,620

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements .

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     OVERVIEW

     Forward Industries, Inc. (“Forward” or the “Company”) designs and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package their products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward China (See Note 10 – Buying Agency and Supply Agreement).

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

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2017 and 2016. The Company maintains its cash in bank and financial institution deposits in the United States (that at times may exceed federally insured limits of $250,000 per financial institution) and Switzerland. At September 30, 2017 and 2016, there were deposits totaling approximately $4.4 million (which includes $1.4 million in a foreign bank) and $4.5 million (which includes $2.7 million in a foreign bank), respectively, held in excess of federally insured limits. Historically, we have not experienced any losses due to such cash concentrations.

Accounts Receivable

     Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net one hundred twenty (120) days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. At September 30, 2017 and 2016, no allowance for doubtful accounts relating to the Company’s accounts receivable was deemed necessary.

Inventories

     Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or market. Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company’s consolidated statements of operations and comprehensive income. As reserved inventory is disposed of, the Company charges off the associated allowance. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2017 and 2016, there was no allowance for obsolete inventory.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

     Property and equipment consists of furniture, fixtures, and equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for furniture, fixtures and equipment ranges from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

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

Income Taxes

     The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets (See Note 7 – Income Taxes). The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its consolidated statements of operations and comprehensive income and include accrued interest and penalties within “accrued liabilities” in its consolidated balance sheets, if applicable. For fiscal years ended September 30, 2017 and 2016, no income tax related interest or penalties were assessed or recorded.

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

Shipping and Handling Fees

     The Company includes shipping and handling fees billed to customers in net revenues and the related transportation costs in cost of goods sold.

Foreign Currency Transactions

     Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense)” in the accompanying consolidated statements of operations and comprehensive income. The approximate net losses from foreign currency transactions were approximately $29,000 and $16,000 for the fiscal years ended September 30, 2017 and 2016, respectively. Such foreign currency transaction losses were primarily the result of Euro denominated revenues from certain customers.

Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss, which is included as a component of shareholders’ equity, represents translation adjustments related to the Company’s foreign subsidiary. As a result of the dissolution of certain foreign subsidiaries, the related accumulated other comprehensive loss was reclassified out of shareholders’ equity.

Fair Value of Financial Instruments

     For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense

     The Company recognizes employee and director share-based compensation in its consolidated statements of operations and comprehensive income at the grant-date fair value of stock options and other equity-based compensation. The determination of stock option grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period (See Note 6 - Share-Based Compensation).

Recent Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of fiscal 2019 and plans to apply the full retrospective approach. Because the Company's primary source of revenues is from the sale of finished goods, the Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements, disclosures or processes.

     In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Company adopted ASU 2014-15 in the fourth quarter of fiscal 2017. The adoption of ASU 2014-15 did not have a material impact on the Company’s consolidated financial statements.

     In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). This ASU was effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.

     In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU was effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. Early adoption is permitted. The Company adopted ASU 2015-17 in the fourth quarter of fiscal 2017. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

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

     In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-09 in the fourth quarter of fiscal 2017. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This ASU is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. Adoption of this ASU is prospective. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated financial statements.

NOTE 3      PROPERTY AND EQUIPMENT

     Property and equipment and related accumulated depreciation and amortization are summarized in the table below:

	September 30,
	2017	2016
Furniture, fixtures and equipment	$333,748	$333,748
Leasehold improvements	42,020	42,020
Property and equipment, cost	375,768	375,768
Less: accumulated depreciation and amortization	(355,110)	(332,738)
Property and equipment, net	$20,658	$43,030

     Depreciation and amortization expense was $22,372 and $52,754 for the fiscal years ended September 30, 2017 and 2016, respectively.

NOTE 4      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are summarized in the table below:

	September 30,
	2017	2016
Deferred revenue	$169,642	$309,571
Personnel cost	129,582	256,144
Insurance payable	53,240	-
Other	30,295	22,026
Accrued expenses and other current liabilities	$382,759	$587,741

NOTE 5      SHAREHOLDERS’ EQUITY

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“Blank Check” Preferred Stock

     The Company is authorized to issue up to 4,000,000 shares of “blank check” preferred stock. The Board has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Of these shares, 100,000 shares have been authorized as the Series A Participating Preferred Stock. There were no shares of preferred stock outstanding at September 30, 2017 and 2016.

Warrants

     Between June 28, 2013 and August 14, 2013, the Company issued ten-year warrants to purchase 648,846 shares of common stock with an exercise price of $1.84 per share.

     During the fiscal year ended September 30, 1999, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $1.75 per share. By their terms these warrants expire 90 days after a registration statement registering common stock (other than pursuant to employee benefit plans) is declared effective by the United States Securities and Exchange Commission (the “Commission”). As of September 30, 2017, no such registration statement has been filed with the Commission.

Stock Repurchase

     In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. On September 24, 2017, the Company terminated the stock repurchase program. Under the repurchase authorizations, through September 24, 2017, the Company repurchased an aggregate of 224,690 shares at a cost of approximately $487,000. During the fiscal years ended September 30, 2017 and 2016, the Company repurchased and retired an aggregate of 0 and 1,076 shares, respectively, of its outstanding restricted common stock at a cost of approximately $0 and $2,000, respectively, in connection with the vesting of employee restricted stock awards, wherein certain employees surrendered a portion of their award in order to fund certain tax withholding obligations.

NOTE 6      SHARE-BASED COMPENSATION

2011 Long Term Incentive Plan

     In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the “2011 Plan”), which authorizes 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. Forfeited awards are eligible for re-grant under the 2011 Plan. The total shares of common stock available for grants of equity awards under the 2011 Plan was 321,479 as of September 30, 2017. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the plan. Options generally expire ten years after the date of grant.

2007 Equity Incentive Plan

     The 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by shareholders of the Company in May 2007, and, as amended, in February 2010, authorizes an aggregate of 800,000 shares of common stock for grants of restricted common stock and stock options to officers, employees, and non-employee directors of the Company. Forfeited awards are eligible for re-grant under the 2007 Plan. The total shares of common stock available for grants of equity awards under the 2007 Plan was 17,823 as of September 30, 2017. The exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2007 Plan. Options generally expire ten years after the date of grant.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards

      There were no options granted during the fiscal years ended September 30, 2017 and 2016.

     The Company recognized compensation expense of approximately $5,000 and $10,000 during the fiscal years ended September 30, 2017 and 2016, respectively, for stock option awards in its consolidated statements of operations and comprehensive income.

     As of September 30, 2017, there was approximately $3,000 of total unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over the remainder of the weighted average vesting period of 0.7 years.

      The following table summarizes stock option activity during the fiscal years ended September 30, 2017 and 2016:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2015	311,000	$2.39
Granted	-
Exercised	-
Forfeited	(25,000)	0.67
Expired	(20,000)	6.02
Outstanding, September 30, 2016	266,000	2.27
Granted	-
Exercised	-
Forfeited	(10,000)	3.73
Expired	(10,000)	2.85
Outstanding, September 30, 2017	246,000	$2.19	3.9	$33,700

Exercisable, September 30, 2017	223,498	$2.35	3.5	$20,499

      The table below provides additional information regarding stock option awards that were outstanding and exercisable at September 30, 2017:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options
$0.64 to $1.99	$1.00	97,500	$1.11	5.3	74,998
$2.00 to $2.99	2.41	86,000	2.41	2.1	86,000
$3.00 to $3.79	3.74	62,500	3.74	3.4	62,500
		246,000		3.5	223,498

Restricted Stock Awards

      On October 26, 2015, the Company granted 17,500 shares of restricted stock, pursuant to the 2007 Plan, to a former director of the Company. The shares vested on December 31, 2015. The grant date value of $19,775 was recognized over the service period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On October 26, 2015, the Company accelerated the vesting date of 35,000 shares of restricted stock that were previously granted to a former director of the Company from February 23, 2016 to December 31, 2015. The Company analyzed the modification as of the modification date and determined that the modification did not result in any incremental compensation expense, however, the remaining unamortized compensation expense attributable to the original award was recognized over the modified remaining service period.

     On February 23, 2016, the Company granted an aggregate of 124,317 shares of restricted stock to directors of the Company, pursuant to the 2007 Plan. The shares vest on the one-year anniversary from the date of grant. The aggregate grant date value of $182,746 will be recognized ratably over the vesting period.

     On June 10, 2017, the Company granted an aggregate of 140,000 shares of restricted stock to directors of the Company, pursuant to the 2011 Plan. The shares vest on February 23, 2018. The aggregate grant date value of $149,800 will be recognized ratably over the vesting period.

     The Company recognized compensation expense of approximately $150,000 and $226,000 for restricted stock awards in its consolidated statements of operations and comprehensive income for the fiscal years ended September 30, 2017 and 2016, respectively.

     As of September 30, 2017, there was approximately $85,000 of unrecognized compensation cost related to shares of unvested restricted stock, which is expected to be recognized over the remainder of the weighted average vesting period of 0.4 years.

      The following table summarizes restricted stock activity during the fiscal years ended September 30, 2017 and 2016:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, September 30, 2015	263,332	$0.87	$230,165
Granted	141,817	1.43	202,521
Vested	(244,166)	0.92	(224,758)
Forfeited	(1,666)	1.67	(2,782)
Non-vested, September 30, 2016	159,317	1.29	205,146
Granted	140,000	1.07	149,800
Vested	(139,317)	1.38	(192,346)
Forfeited	-	-	-
Non-vested, September 30, 2017	160,000	$1.02	$162,600

NOTE 7      INCOME TAXES

      The Company’s provision (benefit) for income taxes consists of the following United States federal and state, and foreign components:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Fiscal Years Ended
	September 30,
	2017	2016
Current:
Federal	$-	$-
State	-	-
Foreign	-	-

Deferred:
Federal	234,521	74,467
State	13,795	10,951
Foreign	(21,861)	127,454
	226,455	212,872
Change in valuation allowance	(226,455)	(212,872)
Income tax provision (benefit)	$-	$-

     The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	September 30,
	2017	2016
Deferred tax assets:
Net operating losses	$3,522,733	$3,689,028
Capital loss carryforwards	354,272	383,795
Share-based compensation	127,821	155,180
Alternative minimum tax credit	99,757	99,757
Excess tax over book basis in inventory	49,032	85,573
Excess tax over book basis in fixed assets	1,254	-
	4,154,869	4,413,333
Valuation allowance	(4,114,043)	(4,340,498)
Net deferred tax assets	40,826	72,835

Deferred tax liabilities:
Prepaid insurance	(40,826)	(59,599)
Excess book over tax basis in fixed assets	-	(13,236)
	(40,826)	(72,835)

Total	$-	$-

     As of September 30, 2017 and 2016, the Company has no unrecognized income tax benefits. At September 30, 2017, the Company had available total net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $9,268,000 and $1,744,000, respectively, expiring through 2037, resulting in deferred tax assets in respect of U.S. federal and state income taxes of approximately $3,151,000 and $69,000, respectively. In addition, at September 30, 2017 and 2016, the Company had total available net operating loss carryforwards for foreign income tax purposes of approximately $3,360,000 and $3,188,000, resulting in a deferred tax asset of approximately $302,000 and $281,000, respectively, expiring through 2024. The Company has capital loss carryovers of approximately $984,000 expiring through 2020, resulting in deferred tax assets in respect of U.S. federal and state income taxes of approximately $354,000. Total net deferred tax assets, before valuation allowances, was $4,155,000 and $4,413,000 at September 30, 2017 and 2016, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested; therefore, in accordance with U.S. generally accepted accounting principles, no provision for U.S. federal and state income taxes would result. In the fiscal year ended September 30, 2017, Forward Switzerland had net income of approximately $627,000, however, the Company’s foreign subsidiary had an accumulated deficit as of September 30, 2017.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of September 30, 2017, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company’s cumulative losses in recent years), the Company determined that, on a more likely than not basis, it would not be able to use its remaining deferred tax assets (except in respect of the United States income taxes in the event the Company elects to effect the repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently reinvested and for which no United States tax liability has been accrued). Accordingly, the Company has determined to maintain a full valuation allowance against its net deferred tax assets. As of September 30, 2017 and 2016, the valuation allowances were approximately $4,114,000 and $4,340,000, respectively. In the future, the utilization of the Company's net operating loss carryforwards may be subject to certain change of control limitations. If the Company determines in a future reporting period that it will be able to use some or all of its deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income. Changes in deferred tax assets and valuation allowance are reflected in the “Provision for income taxes” line item of the Company’s consolidated statements of operations and comprehensive income.

     The significant elements contributing to the difference between the United States federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Fiscal Years Ended
	September 30,
	2017	2016
US federal statutory rate	34.0%	34.0%
State tax rate, net of federal benefit	(0.2%)	5.0%
Permanent differences:
Share-based compensation	2.5%	(8.3%)
Other	(0.6%)	0.4%
Foreign rate differential	(27.1%)	(13.3%)
Other	34.3%	17.3%
Change in valuation allowance	(42.9%)	(35.1%)

Income tax provision (benefit)	0.0%	0.0%

     As of September 30, 2017 and 2016, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations and comprehensive income. For the periods presented in the accompanying consolidated statements of operations and comprehensive income, no material income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2014 are closed to federal and state examination.

NOTE 8     EARNINGS PER SHARE

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

     For the fiscal years ended September 30, 2017 and 2016, the Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Fiscal Years Ended
	September 30,
	2017	2016
Numerator:
Net income	$579,346	$606,562

Denominator:
Weighted average shares outstanding - basic	8,727,322	8,521,188

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	21,179	28,289
Assumed vesting of restricted stock, treasury stock method	74,558	126,106
Weighted average dilutive potential common shares	95,737	154,395

Weighted average shares outstanding - diluted	8,823,059	8,675,583
Basic earnings per share	$0.07	$0.07
Diluted earnings per share	$0.07	$0.07

     The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Fiscal Years Ended
	September 30,
	2017	2016
Options	188,500	188,500
Warrants	723,846	723,846
Total potentially dilutive shares	912,346	912,346

NOTE 9      COMMITMENTS AND CONTINGENCIES

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

     As of February 1, 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $89,000 as of September 30, 2017) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee. Forward Switzerland would be required to perform under the guarantee agreement only in the event that: (i) a value added tax liability is imposed on the Company's revenues in The Netherlands; (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes; (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand; and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

     The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods on February 28 of each subsequent year unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $1.4 million at September 30, 2017). As of September 30, 2017, the Company had not incurred a liability in connection with this guarantee.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

     The Company leases office space for its corporate headquarters in West Palm Beach, Florida under a 90-month agreement expiring in September 2020. The operating lease granted six initial months of free rent and escalates at 3% per year. The monthly rent payment is $7,164, which includes common area maintenance costs.

     The Company leases office space for its office in Cham, Switzerland on a month-to-month basis. The monthly rent payment is $1,599 CHF, which is approximately $1,615 US.

     Rent expense for the years ended September 30, 2017 and 2016 amounted to approximately $88,000 and $107,000 (net of $11,000 and $168,000 of rental income from an expired sublease), respectively. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2017:

Fiscal Years Ended September 30,	Amount
2018	$87,000
2019	90,000
2020	93,000
Total lease commitments	$270,000

NOTE 10     RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

     On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Supply Agreement expires on September 8, 2018, subject to renewal. Terence Bernard Wise, Chief Executive Officer and Chairman of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $1,435,000 (inclusive of the extension fee below) and $1,466,000 during the fiscal years ended September 30, 2017 and 2016, respectively, in service fees paid to Forward China, which are included as a component of cost of goods sold in the accompanying consolidated statements of operations and comprehensive income. During the fiscal year ended September 30, 2017, the Company received commissions from Forward China of $12,904, which is included in net revenues. As a result of the continued decrease in the Company’s net revenues, Forward China agreed to forgo its rights to the 4% portion of the service fee under the Supply Agreement beginning with the third fiscal quarter through the end of fiscal year 2017. On September 19, 2017, the Supply Agreement was amended whereby the Company agreed to pay Forward China $70,000 in order to extend the Supply Agreement for an additional six months to March 8, 2019. In addition, the 4% of Adjusted Gross Profit was reinstated for the fourth quarter of Fiscal 2017.

NOTE 11      LEGAL PROCEEDINGS

     From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. As of September 30, 2017, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 12      401(K) PLAN

     The Company maintains a 401(k) benefit plan allowing eligible United States-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. In accordance with applicable Safe Harbor provisions, the Company made matching contributions of approximately $25,000 and $37,000 during the fiscal years ended September 30, 2017 and 2016, respectively, which are reflected in the accompanying consolidated statements of operations and comprehensive income. The Company’s contributions vest immediately.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13       OPERATING SEGMENT INFORMATION

     The Company reports and manages its operations based on a single operating segment: the design and distribution of carry and protective solutions, primarily for hand held electronic devices. Products designed and distributed by this segment include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). This segment operates in geographic regions that include the EMEA Region, the Americas and the APAC Region. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.

Revenues from External Customers

      The following table presents net revenues by geographic region.

	(dollars in thousands)
	For the Fiscal Years Ended
	September 30,
	2017	2016
EMEA Region:
Germany	$4,487	$4,807
Poland	4,215	4,690
Other	580	436
Total EMEA Region	9,282	9,933

Americas:
United States	7,755	7,318
Other	15	15
Total Americas	7,770	7,333

APAC Region:
Hong Kong	5,313	8,322
Malaysia	825	448
Taiwan	816	712
Other	759	732
Total APAC Region	7,713	10,214
Total Net Revenues	$24,765	$27,480

Long-Lived Assets

     Identifiable long-lived assets, consisting predominately of property, plant and equipment, are presented net of accumulated depreciation and amortization and segregated by geographic region as follows:

	(dollars in thousands)
	September 30,
	2017	2016
Americas	$21	$43
APAC Region	-	-
EMEA Region	-	-
Total long-lived assets (net)	$21	$43

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplier Concentration

      The Company procures all its supply of carrying solutions products from independent suppliers in China through Forward China. Depending on the product, Forward China may require several different suppliers to furnish component parts or pieces. The Company purchased approximately 100% of its OEM products from Forward China in Fiscal 2017 and 2016.

Major Customers

     The following customers or their affiliates or contract manufacturers accounted for more than ten percent of the Company’s net revenues, by geographic region, and in total.

	For the Fiscal Year Ended September 30, 2017
	EMEA Region	Americas	APAC Region	Total Company
Diabetic Products Customer A	46%	28%	-	26.3%
Diabetic Products Customer B	36%	34%	-	24.2%
Diabetic Products Customer C	-	-	69%	21.5%
Diabetic Products Customer D	10%	21%	3%	11.2%
Totals	92%	83%	72%	83.2%

	For the Fiscal Year Ended September 30, 2016
	EMEA Region	Americas	APAC Region	Total Company
Diabetic Products Customer A	45%	31%	-	31.0%
Diabetic Products Customer B	33%	24%	1%	24.5%
Diabetic Products Customer C	2%	-	81%	18.7%
Diabetic Products Customer D	14%	25%	4%	13.3%
Totals	94%	80%	86%	87.5%

     Four customers (including their affiliates or contract manufacturers) accounted for approximately 81% and 83% of the Company's accounts receivable at September 30, 2017 and 2016, respectively.