Form 10-Q
period 2017-12-31
Forward Industries, Inc.
filed 2018-02-14
CIK 38264

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2017

                                                                                                        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____.

Commission File Number: 001-34780

_____________________

FORWARD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

_____________________

New York	13-1950672
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

477 S. Rosemary Ave., Suite 219, West Palm Beach, FL 33401
(Address of principal executive offices, including zip code)

(561) 465-0030
(Registrant’s telephone number, including area code)

_____________________

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on February 12, 2018, which is the latest practical date prior to the filing of this report, was 9,516,554 shares.

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

“Commission” refers to the United States Securities and Exchange Commission;

“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“Fiscal 2018” refers to our fiscal year ending September 30, 2018;

“Fiscal 2017” refers to our fiscal year ended September 30, 2017;

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

“Americas” refers to the geographic area encompassing North America, Central America, and South America; and

“OEM” refers to Original Equipment Manufacturer.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2017	2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash	$5,904,425	$4,622,981
Accounts receivable	5,599,751	6,218,563
Inventories	2,061,052	2,120,971
Prepaid expenses and other current assets	106,273	157,930
Total current assets	13,671,501	13,120,445
Property and equipment, net	33,458	20,658
Other assets	12,843	12,843
Total assets	$13,717,802	$13,153,946

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$120,903	$67,351
Due to Forward China	4,418,200	3,736,451
Accrued expenses and other current liabilities	172,556	382,759
Total current liabilities	4,711,659	4,186,561
Other liabilities	33,008	36,963
Total liabilities	4,744,667	4,223,524
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
8,850,830 and 8,920,830 shares, issued and outstanding, respectively	88,508	89,208
Additional paid-in capital	17,932,835	17,936,673
Accumulated deficit	(9,048,808)	(9,095,459)
Accumulated other comprehensive income	600	-
Total shareholders' equity	8,973,135	8,930,422
Total liabilities and shareholders' equity	$13,717,802	$13,153,946

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended December 31,
	2017	2016

Net revenues	$6,336,467	$6,591,248
Cost of goods sold	5,333,871	5,432,419
Gross profit	1,002,596	1,158,829
Operating expenses:
Sales and marketing	278,062	417,527
General and administrative	673,461	593,180
Total operating expenses	951,523	1,010,707
Operating income	51,073	148,122
Other income (expense), net	(4,422)	3,370
Income before income taxes	46,651	151,492
Provision for income taxes	-	-
Net income	$46,651	$151,492

Net income	$46,651	$151,492
Other comprehensive income:
Translation adjustments	600	-
Comprehensive income	$47,251	$151,492

Earnings per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of common and
common equivalent shares outstanding:
Basic	8,760,830	8,621,513
Diluted	8,895,456	8,757,728

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance - September 30, 2017	8,920,830	$89,208	$17,936,673	$(9,095,459)	$-	$8,930,422
Restricted stock award forfeitures	(70,000)	(700)	700	-	-	-
Share-based compensation	-	-	(4,538)	-	-	(4,538)
Foreign currency translation	-	-	-	-	600	600
Net income	-	-	-	46,651	-	46,651
Balance - December 31, 2017	8,850,830	$88,508	$17,932,835	$(9,048,808)	$600	$8,973,135

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended December 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$46,651	$151,492
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Share-based compensation	(4,538)	49,529
Depreciation and amortization	6,092	5,995
Deferred rent	(3,307)	(2,680)
Changes in operating assets and liabilities:
Accounts receivable	618,812	(902,317)
Inventories	59,919	22,827
Prepaid expenses and other current assets	51,657	11,967
Accounts payable and due to Forward China	735,901	389,045
Accrued expenses and other current liabilities	(210,851)	(245,668)
Net cash provided by (used in) operating activities	1,300,336	(519,810)

Cash Flows From Investing Activities:
Purchases of property and equipment	(18,892)	-
Net cash used in investing activities	(18,892)	-

Net increase (decrease) in cash	1,281,444	(519,810)
Cash at beginning of period	4,622,981	4,760,620
Cash at end of period	$5,904,425	$4,240,810

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1      OVERVIEW

     Forward Industries, Inc. (“Forward” or the “Company”) designs and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package their products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward China (refer to Note 6 – Buying Agency and Supply Agreement).

     On January 18, 2018, the Company acquired Intelligent Product Solutions, Inc. (“IPS”), a single source solution for the full spectrum of hardware and software product design and engineering services. The acquisition gives Forward the opportunity to introduce proprietary product to the market from concepts brought to them from a number of different sources. The Forward/IPS combination provides clients, both big and small, a true, authentic “one-stop-shop” for product design, development, manufacturing, and distribution (See Note 8).

     In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending September 30, 2018 nor do they include the impact of the IPS acquisition. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and with the disclosures and risk factors presented therein. The September 30, 2017 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

Income Taxes

     The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of December 31, 2017, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

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

Reclassifications

     Certain amounts in the accompanying fiscal 2017 financial statements have been reclassified to conform to the fiscal 2018 presentation.

Share-Based Compensation Expense

     The Company recognizes employee and director share-based compensation in its condensed consolidated statements of operations and comprehensive income at the grant-date fair value of stock options and other equity-based compensation. The determination of stock option grant-date fair value is estimated using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 3 - Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

Recent Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of fiscal 2019 and plans to apply the full retrospective approach. Because the Company's primary source of revenues is from the sale of finished goods, the Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its existing business, consolidated financial statements, disclosures or process. The Company is evaluating the potential impact of the acquired IPS business.

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

NOTE 2      ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

Business Combinations and Asset Acquisitions

     We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets.

     We recognize the purchase of assets and the assumption of liabilities as an asset acquisition, if the transaction does not constitute a business combination. The excess of the fair value of the purchase price is allocated on a relative fair value basis to the identifiable assets and liabilities. No goodwill is recorded in an asset acquisition.

     Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and developed technology, discount rates and terminal values. Our estimate of fair value is based upon assumptions believed to be reasonable, but actual results may differ from estimates.

     Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

NOTE 3      SHARE-BASED COMPENSATION

Stock Options

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

     There were no options granted during the three months ended December 31, 2017 and 2016.

     The following table summarizes stock option activity during the three months ended December 31, 2017:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3     SHARE-BASED COMPENSATION (CONTINUED)

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2017	246,000	$2.19
Granted	-
Exercised	-
Forfeited	-
Expired	-
Outstanding, December 31, 2017	246,000	$2.19	3.7	$33,700

Exercisable, December 31, 2017	223,498	$2.35	3.3	$20,499

     The Company recognized compensation expense of approximately $1,000 and $2,000 during the three months ended December 31, 2017 and 2016, respectively, for stock option awards in its condensed consolidated statements of operations and comprehensive income.

     As of December 31, 2017, there was approximately $2,000 of total unrecognized compensation cost related to nonvested stock option awards. That cost is expected to be recognized over a weighted average period of 0.5 years.

     The following table provides additional information regarding stock option awards that were outstanding and exercisable at December 31, 2017:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options
$0.64 to $1.80	$1.00	97,500	$1.11	5.1	74,998
$2.20 to $2.85	2.41	86,000	2.41	1.8	86,000
$3.73 to $3.79	3.74	62,500	3.74	3.1	62,500
		246,000		3.3	223,498

Restricted Stock Awards

     The Company recognized compensation expense of approximately $(5,000) and $48,000 during the three months ended December 31, 2017 and 2016, respectively, for restricted stock awards in its condensed consolidated statements of operations and comprehensive income.

     As of December 31, 2017, there was approximately $15,000 of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 0.2 years.

      The following table summarizes restricted stock activity during the three months ended December 31, 2017:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3     SHARE-BASED COMPENSATION (CONTINUED)

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, September 30, 2017	160,000	$1.02	$162,600
Granted	-
Vested	-
Forfeited	(70,000)	1.07	(74,900)
Non-vested, December 31, 2017	90,000	$0.97	$87,700

NOTE 4     EARNINGS PER SHARE

     Basic earnings per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted earnings per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (i) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and (ii) shares of nonvested restricted stock. The Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

	For the Three Months Ended
	December 31,
	2017	2016
Numerator:
Net income	$46,651	$151,492

Denominator:
Weighted average shares outstanding - basic	8,760,830	8,621,513

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	26,404	23,859
Assumed vesting of restricted stock, treasury stock method	108,222	112,356
Weighted average dilutive potential common shares	134,626	136,215

Weighted average shares outstanding - diluted	8,895,456	8,757,728
Basic earnings per share	$0.01	$0.02
Diluted earnings per share	$0.01	$0.02

     The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	As of December 31,
	2017	2016
Options	168,500	178,500
Warrants	723,846	723,846
Total potentially dilutive shares	892,346	902,346

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5      CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

     For the three months ended December 31, 2017 and 2016, the Company had significant customers with individual percentage of total revenues equaling 10% or greater as follows:

	For the Three Months Ended
	December 31,
	2017	2016
Customer 1	31.0%	20.3%
Customer 2	27.7%	23.0%
Customer 3	17.4%	27.7%
Customer 4	10.7%	12.7%
Totals	86.8%	83.7%

     At December 31, 2017 and September 30, 2017, concentration of accounts receivable with significant customers representing 10% or greater of accounts receivable was as follows:

	December 31, 2017	September 30, 2017
Customer 2	31.3%	18.0%
Customer 3	23.7%	35.5%
Customer 4	15.9%	14.1%
Customer 1	11.4%	13.3%
Totals	82.3%	80.9%

NOTE 6     RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

     On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Supply Agreement expires on March 8, 2019, subject to renewal. Terence Bernard Wise, Chief Executive Officer and Chairman of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $360,000 and $363,000 during the three months ended December 31, 2017 and 2016, respectively, in service fees paid to Forward China, which are included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income. During the three months ended December 31, 2017 and 2016, the Company received commissions from Forward China of $0 and $12,904, respectively, which is included in net revenues.

     See Note 8 below regarding a promissory note issued to Forward China as part of the IPS acquisition.

NOTE 7      LEGAL PROCEEDINGS

     From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of December 31, 2017, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8      SUBSEQUENT EVENTS

     On January 18, 2018, the Company entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, Intelligent Product Solutions, Inc. (“IPS”), the holders of all of the common stock of IPS, Inc. (the “Sellers”) and Mitchell Maiman, President, representing the Sellers. In consideration for the acquisition of all of IPS’ outstanding securities, the Company: (i) paid approximately $1.9 million in cash; (ii) assumed approximately $1.5 million of outstanding debt; (iii) issued a total of 401,836 shares of the Company’s common stock to the two owners of IPS; (iv) agreed to pay $1,000,000 of deferred cash compensation (with the first payment of $500,000 due on May 31, 2018, the second payment of $200,000 due on September 30, 2019, and third payment of $300,000 due on September 30, 2020); and (v) agreed to pay up to $2.2 million of earnout payments based upon IPS meeting certain EBITDA milestones (as defined in the Agreement) over a three-year period. Additionally, the Company entered into three-year employment agreements with both Mitchell Maiman (President of IPS) and Paul Severino (Chief Operating Officer of IPS), and agreed to pay them each $256,000 per year. In order to fund the acquisition of IPS, the Company issued a $1.6 million promissory note payable to Forward China due January 18, 2019. The promissory note bears an interest rate of 8% per annum and requires monthly interest payments commencing February 18, 2018. Forward China is an entity which is principally owned by the Company’s Chairman and Chief Executive Officer. As part of the Agreement, IPS entered into at-will employment agreements with two additional key employees. Pursuant to the employment agreements, the employees were issued a total of 40,184 shares of the Company’s common stock of which 40% vested immediately with the remainder vesting in two equal increments on the six-month and twelve-month anniversary of the grant date, subject to continued employment on such vesting dates.

     Effective January 22, 2018 through February 12, 2018, ten warrant holders exercised (via cashless exercises) an aggregate of 521,621 warrants with an exercise price of $1.84 per share and were issued an aggregate of 223,704 shares of the Company’s common stock.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2017 (the “2018 Quarter”) with those for the three months ended December 31, 2016 (the “2017 Quarter”). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Business Overview

     Forward Industries, Inc. (“Forward” or the “Company”) designs and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward China.

     On January 18, 2018, we acquired Intelligent Product Solutions, Inc. (“IPS”). This was a significant strategic acquisition for Forward and creates noteworthy cross selling opportunities for the combined companies. Both companies have a reputation for achieving a very high level of customer satisfaction by providing excellent customer service in both design and the sourcing of manufactured finished goods. The acquisition allows us to bring design and development solutions to our existing multinational client base and expand beyond the diabetic product line. Similarly, IPS can now position themselves as a fully integrated design, development and manufacturing solution to their existing top tier customers and the considerable new projects in their pipeline. Additionally, the acquisition gives Forward the opportunity to introduce proprietary product to the market from concepts brought to them from a number of different sources. The Forward/IPS combination provides clients, both big and small, a true, authentic “one-stop-shop” for product design, development, manufacturing, and distribution.

     As a result of our acquisition of IPS on January 18, 2018, our business has been augmented. Key terms of the acquisition are contained in a Form 8-K filed with the SEC on January 18, 2018. IPS’ financial results are not included in this report. Our results of operations in this report solely relate to our historical business.

Variability of Revenues and Results of Operations

     Because a high percentage of our net revenues is highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time. We believe this variability will be less in the future when IPS’ financial results are consolidated with the Company’s financial results.

Critical Accounting Policies and Estimates

     We discuss the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

Recent Accounting Pronouncements

     For information on recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2016

     The results of operations disclosed below is based upon the historical business of Forward (prior to the acquisition of IPS) and does not include the financial results of IPS and is not indicative nor representative of the results of operations of Forward when it is consolidated with the results of IPS’ operations.

Net Income

     Net income was approximately $47,000 in the 2018 Quarter compared to approximately $151,000 in the 2017 Quarter. The decline in net income in the 2018 Quarter was primarily due to a decline in both net revenues and gross profit and an increase in general and administrative expenses, partially offset by a decrease in sales and marketing expenses, as reflected in the table below.

	Main Components of Net Income
	(amounts in thousands)
	2018	2017	Increase
	Quarter	Quarter	(Decrease)
Net revenues	$6,336	$6,591	$(255)

Gross profit	$1,003	$1,159	$(156)
Less:
Sales and marketing expenses	278	418	(140)
General and administrative expenses	674	593	81
Other expense (income), net	4	(3)	7
Net Income	$47	$151	$(104)

     Basic and diluted earnings per share was $0.01 per share for the 2018 Quarter and $0.02 per share for the 2017 Quarter.

Net Revenues

     Net revenues declined $0.3 million, or 4%, to $6.3 million in the 2018 Quarter from $6.6 million in the 2017 Quarter due to reduced revenues in Other Products, partially offset by increased revenues from Diabetics Products. Revenues from Other Products declined $0.4 million whereas revenues from Diabetic Products increased $0.1 million. The following tables set forth revenues by channel, product line and geographic location of our customers for the periods indicated:

	Net Revenues for 2018 Quarter
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$2,262	$1,820	$1,580	$5,662
Other products	103	230	341	674
Total net revenues	$2,365	$2,050	$1,921	$6,336

		Net Revenues for 2017 Quarter
		(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$1,935	$1,562	$2,025	$5,522
Other products	168	608	293	1,069
Total net revenues	$2,103	$2,170	$2,318	$6,591

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

     Revenues from Diabetic Products increased $0.1 million to $5.6 million in the 2018 Quarter from $5.5 million in the 2017 Quarter. This increase was primarily due to higher revenues derived from two of our major Diabetic Products customers (Diabetics Products Customers A and B) and a slight increase in revenues from our Other Diabetic Products customers. The increase was offset, in part, by a decrease in revenues from two of our major Diabetic Products customers (Diabetic Products Customers C and D).

     The following table sets forth our net revenues by Diabetic Products customer for the periods indicated:

	(amounts in thousands)
	2018	2017	Increase
	Quarter	Quarter	(Decrease)
Diabetic Products Customer A	$1,967	$1,339	$628
Diabetic Products Customer B	1,755	1,517	238
Diabetic Products Customer C	1,103	1,826	(723)
Diabetic Products Customer D	678	838	(160)
All other Diabetic Products Customers	159	2	157
Totals	$5,662	$5,522	$140

     Revenues from Diabetic Products represented 89% of our net revenues in the 2018 Quarter compared to 84% of our net revenues in the 2017 Quarter.

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

     Revenues from Other Products declined $0.4 million to $0.7 million in the 2018 Quarter from $1.1 million in the 2017 Quarter. This is primarily due to overall net decreases of $0.6 million from existing customers, partially offset by the addition of $0.2 million from some new customers. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

     Revenues from Other Products represented 11% of our net revenues in the 2018 Quarter compared to 16% of our net revenues in the 2017 Quarter.

Gross Profit

     Gross profit decreased $0.2 million, or 13%, to $1.0 million in the 2018 Quarter from $1.2 million in the 2017 Quarter. As a percentage of revenues, our gross margin declined to 15.8% in the 2018 Quarter, compared to 17.6% in the 2017 Quarter.

     The gross profit decline was driven primarily by a year over year decrease in volumes related to global revenues. Quarter 2018 revenues in the Americas declined 17% to $1.9 million primarily due to decreased revenues from Diabetic Products Customers C and D, partially offset by increased revenues from Diabetic Products Customer A and Other Products customers. Quarter 2018 revenues in the APAC Region declined 6% to $2.0 million primarily due to decreased revenues from Other Products customers, partially offset by increased revenues from Diabetic Products Customer B. Quarter 2018 revenues in the EMEA Region increased 12% to $2.4 million primarily due to increased revenues from Diabetic Products Customer A and other Diabetic Products customers, partially offset by decreased revenues from Diabetic Products Customers C and D and Other Products customers.

Sales and Marketing Expenses

     Sales and marketing expenses decreased approximately $140,000, or 33%, to approximately $278,000 in the 2018 Quarter from approximately $418,000 in the 2017 Quarter, primarily due to decreased personnel expenses of approximately $94,000, decreased other expenses of approximately $23,000 and decreased travel expenses of approximately $22,000. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

     General and Administrative Expenses

     General and administrative expenses increased approximately $81,000, or 14%, to approximately $674,000 in the 2018 Quarter from approximately $593,000 in the 2017 Quarter, primarily due to increased professional fees (stemming from the IPS Acquisition) of approximately $116,000 and director reimbursement costs of approximately $33,000, partially offset by decreased director share-based compensation of approximately $52,000 and directors and officers insurance of approximately $12,000. Fluctuations in other components of “General and Administrative Expenses” were not material individually or in the aggregate.

Other Income (Expense)

     Other income (expense), net, changed to approximately $(4,000) for the 2018 Quarter from approximately $3,000 in the 2017 Quarter, primarily due to income from the property subleased in Santa Monica, California that expired in September 2016 of approximately $11,000, partially offset by decreased realized losses on foreign currency transactions of approximately $3,000.

Income Taxes

     For the three months ended December 31, 2017, the Company generated net income of approximately $47,000. While the Company maintains significant net operating loss carryforwards, no income tax expense (benefit) was recognized as the Company’s deferred tax provision is completely offset by a full valuation allowance. As a result of The 2017 Tax Cuts and Jobs Act, we expect no tax impact to the financial statements stemming from: (i) the mandatory deemed repatriation of cumulative earnings and profits for a controlled foreign corporation; or (ii) the change in the corporate income tax rate.  However, the reduction in the corporate income tax rate will reduce the amount of net operating losses available for use in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity is our operations. The primary demand on our working capital will be: (i) operating losses, should they occur; (ii) any increases in accounts receivable and inventories arising in the ordinary course of business; and (iii) repayments of debts as they mature. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. We anticipate that our liquidity and financial resources for the next twelve months from the date of this filing will be adequate to manage our operating and financial requirements.

     At December 31, 2017, our current ratio (current assets divided by current liabilities) was 2.9; our quick ratio (current assets less inventories divided by current liabilities) was 2.5; and our working capital (current assets less current liabilities) was $9.0 million. As of December 31, 2017, we had no short or long-term debt outstanding. As part of the IPS acquisition, (i) we borrowed $1.6 million from Forward China and issued them an 8% one-year note (due January 18, 2019) with interest due monthly; (ii) we assumed approximately $1.5 million of debt (due at various dates through 2020) some of which was in default as a result of a covenant violation; and (iii) we agreed to pay $1,000,000 of deferred cash compensation (with the first payment of $500,000 due on May 31, 2018, the second payment of $200,000 due on September 30, 2019, and third payment of $300,000 due on September 30, 2020).

     We do not anticipate the need to purchase additional material capital assets in order to carry out our business.

     During the three months ended December 31, 2017 and 2016, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

     During the 2018 Quarter, cash provided by operating activities of approximately $1,300,000 resulted primarily from an increase in accounts payable (including due to Forward China) of approximately $736,000, a decrease in accounts receivable of approximately $619,000, a decrease in inventories of approximately $60,000, a decrease in prepaid expenses and other current assets of approximately $52,000 and net income of approximately $47,000, partially offset by a decrease in accrued expenses and other current liabilities of approximately $211,000.

     During the 2017 Quarter, cash used in operating activities of approximately $520,000 resulted primarily from an increase in accounts receivable of approximately $902,000 and a decrease in accrued expenses and other current liabilities of approximately $246,000, partially offset by an increase in accounts payable (including due to Forward China) of approximately $389,000, net income of approximately $151,000, and the add back of non-cash share-based compensation of approximately $50,000.

Cash Flows from Investing Activities

     In the 2018 Quarter, cash used in investing activities of approximately $19,000 resulted from purchases of property and equipment.

      In the 2017 Quarter, there was no cash used in investing activities.

Cash Flows from Financing Activities

     In the 2018 Quarter, there was no cash used in financing activities.

     In the 2017 Quarter, there was no cash used in financing activities.

Related Party Transactions

    For information on related party transactions and their financial impact, see Notes 6 and 8 to the unaudited condensed consolidated financial statements contained herein.

Cautionary Note Regarding Forward-Looking Statements

     This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity, anticipated synergies from the acquisition of IPS and working capital. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders, our ability to successfully integrate IPS, failure to diversify the industries in which we sell our products, potential imposed tariffs or other restrictions placed on imports by the U.S. government, and continued pricing pressure on our products. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended September 30, 2017. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

PART II.     OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of December 31, 2017, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A.     RISK FACTORS

Risks Relating to the Acquisition of IPS

If we are unable to successfully integrate Intelligent Product Solutions, Inc. (“IPS”) with Forward, we may not realize all of the anticipated benefits of the Acquisition.

The success of the IPS acquisition (the “Acquisition”) will depend, in large part, on the ability of Forward to realize the anticipated benefits from the Acquisition. To realize the anticipated benefits of the Acquisition, the combined company must successfully integrate the sales, marketing, accounting, executive and technology teams. This integration may be complex and time-consuming.

Potential difficulties Forward may encounter include, among others:

  unanticipated issues in integrating logistics, information, communications and other systems;

  integrating personnel from the two companies while maintaining focus on providing a consistent, high quality level of service and product;

  integrating complex systems in a seamless manner that minimizes any adverse impact on customers, employees and vendors;

  potential unknown liabilities, liabilities that are significantly larger than anticipated, or unforeseen expenses or delays associated with the Acquisition and the integration process;

  unanticipated changes in applicable laws and regulations; and

  complexities associated with managing the larger business.

Some of these factors are outside the control of either company.

Forward has not completed an acquisition comparable in size or scope to the Acquisition. The failure of Forward to successfully integrate IPS or otherwise to realize any of the anticipated benefits of the Acquisition could adversely affect its results of operations. The integration process maybe more difficult, costly or time-consuming than anticipated, which could cause Forward’s stock price to decline.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Act”), other than the following: Effective January 22, 2018 through February 12, 2018, ten warrant holders exercised (via cashless exercises) an aggregate of 521,621 warrants with an exercise price of $1.84 per share and were issued an aggregate of 223,704 shares of the Company’s common stock. The securities were issued and sold in reliance upon the exemption from registration contained in Section 3(a)(9) of the Act.

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

Dated: February 14, 2018

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)
By: /s/ Michael Matte Michael Matte Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

					Filed or
		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Stock Purchase Agreement with Intelligent Product	8-K	1/18/18	2.1
	Solutions, Inc.
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment to the Certificate of	8-K	4/26/13	3.1
	Incorporation, April 26, 2013
3.3	Certificate of Amendment to the Certificate of	8-K	7/3/13	3.1
	Incorporation, June 28, 2013
3.4	Third Amended and Restated Bylaws, as of May 28,	10-K	12/10/14	3(ii)
	2014
4.1	Rights Agreement, dated as of April 26, 2013	8-K	4/26/13	4.1
4.2	Promissory Note dated January 18, 2018 - Forward	8-K	1/18/18	4.1
	Industries (Asia-Pacific)
10.1	Buying Agency and Supply Agreement with Forward	10-K	12/16/15	10.7
	Industries (Asia-Pacific), Corporation, dated as of
	September 9, 2015
10.2	Amendment No. 1 to Buying Agency and Supply	10-Q	8/14/17	10.2
	Agreement - Forward Industries (Asia-Pacific)
	Corporation
10.3	Amendment No. 2 to Buying Agency and Supply	8-K	9/22/17	10.1
	Agreement - Forward Industries (Asia-Pacific)
	Corporation
10.4	Form of Employment Agreement – IPS Sellers	8-K	1/18/18	10.1
31.1	Certification of Principal Executive Officer				Filed
	(Section 302)
31.2	Certification of Principal Financial Officer				Filed
	(Section 302)
32.1	Certification of Principal Executive Officer and				Furnished*
	Principal Financial Officer (Section 906)
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed
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