Form 10-Q
period 2018-03-31
Forward Industries, Inc.
filed 2018-05-18
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on May 16, 2018, which is the latest practical date prior to the filing of this report, was 9,516,554 shares.

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
“Forward US” refers to Forward Industries’ wholly owned subsidiary Forward Industries (IN), Inc., an Indiana corporation;
“Forward Switzerland” refers to Forward Industries’ wholly owned subsidiary Forward Industries (Switzerland) GmbH, a Swiss corporation;
“IPS” refers to Forward Industries’ wholly owned subsidiary Intelligent Product Solutions, Inc., a New York corporation;
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

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2018	2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash	$3,326,266	$4,622,981
Accounts receivable	9,247,065	6,218,563
Inventories	1,447,676	2,120,971
Prepaid expenses and other current assets	201,768	157,930
Total current assets	14,222,775	13,120,445
Property and equipment, net	360,230	20,658
Intangible assets, net	1,492,863	-
Goodwill	2,182,427	-
Other assets	63,547	12,843
Total assets	$18,321,842	$13,153,946

Liabilities and shareholders' equity
Current liabilities:
Line of credit	$800,000	$-
Accounts payable	314,951	67,351
Due to Forward China	2,295,668	3,736,451
Deferred Income	271,758	169,642
Deferred consideration, short-term portion	492,000	-
Notes payable - short-term portion	1,876,889	-
Capital leases payable - short-term portion	44,652	-
Accrued expenses and other current liabilities	527,942	213,117
Total current liabilities	6,623,860	4,186,561
Other liabilities:
Notes payable - long-term portion	102,336	-
Capital leases payable - long-term portion	47,030	-
Deferred rent	37,849	36,963
Deferred consideration - long-term portion	1,044,000	-
Total other liabilities	1,231,215	36,963
Total liabilities	7,855,075	4,223,524
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
9,516,554 and 8,920,830 shares issued and outstanding, respectively	95,165	89,208
Additional paid-in capital	18,471,943	17,936,673
Accumulated deficit	(8,100,341)	(9,095,459)
Total shareholders' equity	10,466,767	8,930,422
Total liabilities and shareholders' equity	$18,321,842	$13,153,946

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017

Net Revenues	$9,012,427	$4,532,876	$15,348,894	$11,124,124
Cost of Sales	7,181,662	3,816,790	12,515,533	9,249,209
Gross Profit	1,830,765	716,086	2,833,361	1,874,915

Operating expenses:
Sales and marketing	519,966	389,694	798,028	807,221
General and administrative	1,078,735	563,479	1,752,196	1,156,659
Total operating expenses	1,598,701	953,173	2,550,224	1,963,880

Income (loss) from operations	232,064	(237,087)	283,137	(88,965)

Interest expense	(30,907)	-	(30,907)	-
Other income (expense)	310	(443)	(4,112)	2,927
Total Other income (expense)	(30,597)	(443)	(35,019)	2,927

Income (loss) before income taxes	201,467	(237,530)	248,118	(86,038)

Benefit from income taxes	747,000	-	747,000	-
Net Income (loss)	$948,467	$(237,530)	$995,118	$(86,038)

Net income (loss) per basic common share	$0.10	$(0.03)	$0.11	$(0.01)
Net income (loss) per diluted common share	$0.10	$(0.03)	$0.11	$(0.01)

Weighted average number of common and
common equivalent shares outstanding:
Basic	9,291,334	8,671,240	9,023,166	8,646,103
Diluted	9,398,054	8,671,240	9,146,218	8,646,103

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2017	8,920,830	$89,208	$17,936,673	$(9,095,459)	$8,930,422
Restricted stock award forfeitures	(70,000)	(700)	700	-	-
Share-based compensation	-	-	41,226	-	41,226
Stock issuance for IPS purchase	401,836	4,018	495,982	-	500,000
Restricted stock award issuance	40,184	402	(402)	-	-
Cashless warrant exercise	223,704	2,237	(2,237)	-	-
Net income	-	-	-	995,118	995,118
Balance - March 31, 2018	9,516,554	$95,165	$18,471,943	$(8,100,341)	$10,466,767

(amounts may not add due to rounding)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

     FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$995,118	$(86,038)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Share-based compensation	41,226	79,458
Depreciation and amortization	70,919	11,454
Deferred rent	886	(5,360)
Deferred tax asset	(747,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(539,003)	439,484
Inventories	673,295	(156,239)
Prepaid expenses and other current assets	7,791	(14,426)
Other assets	-	-
Accounts payable and due to Forward China	(1,341,846)	(1,083,276)
Deferred income	(165,216)	(105,869)
Accrued expenses and other current liabilities	(233,162)	(190,524)
Net cash used in operating activities	(1,236,993)	(1,111,336)

Cash Flows From Investing Activities:
Purchases of property and equipment	(32,737)	-
Acquisition of IPS, net of cash acquired	(1,329,565)	-
Net cash used in investing activities	(1,362,302)	-

Cash Flows From Financing Activities:
Proceeds from Note issued to Forward China	1,600,000	-
Proceeds from Line of Credit borrowings	400,000	-
Repayment of Line of Credit borrowings	(550,000)	-
Repayment of notes payable	(143,011)	-
Repayments on capital equipment leases	(4,410)	-
Net cash provided by financing activities	1,302,579	-

Net decrease in cash	(1,296,716)	(1,111,336)
Cash at beginning of period	4,622,981	4,760,620
Cash at end of period	$3,326,266	$3,649,284

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$30,907	$-
Cash paid for taxes	$1,077	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Shares issued to Purchase IPS	$500,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1      OVERVIEW

     Forward Industries, Inc. (“Forward” or the “Company”) designs and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package their products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward China (refer to Note 9 – Buying Agency and Supply Agreement).

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

     In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending September 30, 2018. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and with the disclosures and risk factors presented therein. The September 30, 2017 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly owned subsidiaries (Forward US, Forward Switzerland and recently acquired IPS from the date of acquisition). All significant intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by a chief operating decision maker, or Forward management in deciding how to allocate resources and in assessing performance. As a result of the acquisition of IPS, management will conduct business through two distinct operating segments, which are also our reportable segments: distribution and design. Forward US and Forward Switzerland comprise the distribution operating segment and IPS is the design operating segment. It should be noted that the segment reporting for design for the three months and six months ended March 31, 2018 only covers the period following the closing of the acquisition of IPS on January 18, 2018 through second quarter end on March 31, 2018.

     Organizing our business through two operating segments allows us to align our resources and manage the operations. Our management team regularly reviews operating segment revenue and operating income (loss) when assessing financial results of operating segments and allocating resources.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (Continued)

     We measure the performance of our operating segments based upon operating segment revenue and operating income (loss). Segment operating income (loss) includes revenue and expenses incurred directly by the operating segment, including cost of sales and selling, marketing, and general and administrative costs.

Income Taxes

     The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of March 31, 2018, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. However, a deferred income tax benefit was recorded due to the acquisition of IPS and related deferred tax liabilities created upon acquisition of the subsidiary on January 18, 2018. This resulted in a reduction in the Company’s valuation allowance for the existing deferred tax asset to offset the newly recorded deferred tax liability and accordingly a tax benefit has been recognized of $747,000. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

      On December 20, 2017, Congress passed the Tax Cuts and Jobs Act. This bill includes, among other things, a reduction of the U.S. corporate tax rate from 35% to 21%. The change in the tax rates will result in a decrease in the deferred tax assets. However, Forward maintains a full valuation allowance and the decrease in the deferred tax assets are offset by an equal adjustment to the valuation allowance. As a result of the 2017 Tax Cuts and Jobs Act, we expect no tax impact to the financial statements stemming from: (i) the mandatory deemed repatriation of cumulative earnings and profits for a controlled foreign corporation; or (ii) the change in the corporate income tax rate.

Revenue Recognition

Distribution Segment

     The Company generally recognizes revenue from its distribution segment from product sales to its customers when: (i) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (ii) persuasive evidence of an arrangement exists; (iii) the Company has no continuing obligations to the customer; and (iv) collection of the related accounts receivable is reasonably assured. The Company defers revenue when it receives consideration before achieving the criteria previously mentioned.

Design Segment

     The Company generally recognizes revenue from design segment sales to customers based on: (i) time and material incurred; (ii) the performance of services as per the agreement; (iii) persuasive evidence that an arrangement exists and (iv) collection of the related accounts receivable is reasonably assured. The Company defers revenue when it receives consideration before achieving the criterion previously mentioned.

Reclassifications

     We have reclassified deferred income of approximately $170,000 from accrued expenses and other current liabilities to deferred income within the current liabilities section of the balance sheet in the accompanying fiscal 2017 financial statements to conform to the fiscal 2018 presentation. These reclassifications did not affect total liabilities, net income (loss) or accumulated deficit.

Share-Based Compensation Expense

     The Company recognizes employee and director share-based compensation in its condensed consolidated statements of operations and comprehensive income at the grant-date fair value of stock options and other equity-based compensation. The determination of stock option grant-date fair value is estimated using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 6 - Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

     In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" providing additional guidance on several cash flow classification issues, with the goal of the update to reduce the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company early adopted ASU No. 2016-15 and the adoption did not have any impact on the Company’s consolidated financial statements.

     In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendment allows an entity to elect to reclassify the stranded tax effects resulting from the change in income tax rate from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The amendments in this update are effective for periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

     In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of fiscal 2019. Because the Company's Distribution Segment's primary source of revenues is from the sale of finished goods, the Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on this segment. However, the Company is evaluating the potential impact of the acquired IPS business and the resulting Design Segment and ultimately the Company's consolidated financial statements, disclosures and internal processes and controls.

     In February 2017, the FASB issued ASU 2017-02, “Leases (Topic 842),” which will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. This ASU requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

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

Business Combinations

     The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, the Company makes significant estimates and assumptions, especially with respect to intangible assets.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (Continued)

The Company recognizes the purchase of assets and the assumption of liabilities as an asset acquisition, if the transaction does not constitute a business combination. The excess of the fair value of the purchase price is allocated on a relative fair value basis to the identifiable assets and liabilities. No goodwill is recorded in an asset acquisition.

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

NOTE 3      ACQUISITION

On January 18, 2018 the Company entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, IPS, the holders of all of the common stock of IPS, Inc. (the “Sellers”) and Mitchell Maiman, President of IPS, representing the Sellers. In consideration for the acquisition of all of IPS’ outstanding securities, the Company: (i) paid approximately $1.9 million in cash; (ii) assumed approximately $1.5 million of outstanding debt; (iii) issued a total of 401,836 shares of the Company’s common stock to the two owners of IPS; (iv) agreed to pay $1,000,000 of deferred cash consideration (with the first payment of $500,000 due on May 31, 2018, the second payment of $200,000 due on September 30, 2019, and third payment of $300,000 due on September 30, 2020); and (v) agreed to pay up to $2.2 million of earnout payments based upon IPS meeting certain EBITDA milestones (as defined in the Agreement) over a three-year period. Additionally, the Company entered into three-year employment agreements with both Mitchell Maiman and Paul Severino (Chief Operating Officer of IPS), and agreed to pay them each $256,000 per year. In order to fund the acquisition of IPS, the Company issued a $1.6 million promissory note payable to Forward China Industries (Asia-Pacific) Corporation ("Forward China") due January 18, 2019. The promissory note bears an interest rate of 8% per annum and requires monthly interest payments commencing February 18, 2018. Forward China is an entity which is principally owned by the Company’s Chairman and Chief Executive Officer. As part of the Agreement, IPS entered into at-will employment agreements with two additional key employees. Pursuant to the employment agreements, the employees were issued a total of 40,184 shares of the Company’s common stock of which 40% vested immediately with the remainder vesting in two equal increments on the six-month and twelve-month anniversary of the grant date, subject to continued employment on such vesting dates.

At the date of acquisition, the purchase consideration consists of cash, equity in Forward’s (“Buyer’s”) stock, deferred cash and contingent consideration based on earn-out performance over a three year period. Acquisition-related costs were expensed as incurred and are included in the condensed consolidated statement of operations and  income (loss). The purchase consideration components are summarized in the table below:

Cash at closing (1)	$1,930
Value of Equity in Buyer Common Stock (2)	500
Fair Value of Earn-Out Consideration (3)	600
Fair Value of Deferred Cash Consideration (4)	936
Total Purchase Consideration	$3,966

(1)	Cash paid by Forward at closing funded, in part, by a $1.6 million promissory note issued to Forward China, a related party of Forward. The remainder of the cash was funded by Forward’s operating cash account.
(2)	Forward issued 401,835 shares of common stock valued at the January 18, 2018 closing price of $1.24 per share for an aggregated value of approximately $500,000.
(3)	Fair Value of the Earn-Out consideration is measured using the Black-Scholes option pricing method. Earn-Out is to be paid in cash only upon meeting certain EBITDA milestones over a three-year period.
(4)	Fair value of the Deferred Cash consideration is the present value of the $1,000,000 payable in three increments with an applied discount rate ranging between 4.73% and 5.33%.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3      ACQUISITION (Continued)

The following table summarizes the allocation of the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date and the related estimated useful lives of the amortizable intangible assets acquired (in thousands, except for estimated useful life):

		Estimated useful life
Current Assets:
Cash and Equivalents	$600
Accounts Receivable	2,489
Other Current Assets	52
Total Current Assets	3,142
Current Liabilities:
Accounts Payable	(149)
Deferred Revenue	(267)
Accrued and Other Current Liabilities	(548)
Total Current Liabilities	(964)
Property and Equipment	346
Other Long-Term Assets	51
Deferred Tax Liability	(747)
Assumed Debt	(1,568)
Finite-Lived Intangible Assets:
Trademark	475	15 years
Customer Relationships	1,050	8 years
Total Intangible Assets	1,525
Goodwill	2,182
Total	$3,966
(amounts may not add due to rounding)

Pro Forma Impact

The following unaudited pro forma condensed consolidated financial information has been prepared to illustrate the effects of the acquisition of IPS as if the acquisition occurred on October 1, 2017 and 2016. The historical consolidated financial information has been adjusted in the unaudited pro forma condensed combined financial statements to give effect to pro forma events that are directly attributable to the acquisition, factually supportable and, with respect to the condensed consolidated statements of operations and comprehensive income (loss), expected to have a continuing impact on the results of operations.

The unaudited pro forma condensed consolidated statements of operations and comprehensive income (loss) does not reflect future events that may occur after the completion of the acquisitions, including, but not limited to, the anticipated realization of ongoing savings from operating synergies and certain one-time charges the Company expects to incur in connection with the acquisition, including, but not limited to, costs in connection with integrating the operations of IPS.

These unaudited pro forma condensed consolidated financial statements are for informational purposes only. They do not purport to indicate the results that would actually have been obtained had the acquisition been completed on October 1, 2017 and 2016 or which may be realized in the future. There can be no assurance that such finalization will not result in material changes from the preliminary accounting for the IPS Acquisition included in the below pro forma condensed consolidated financial information.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3      ACQUISITION (Continued)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Net revenues	$12,663,467	$7,934,280	$22,572,330	$17,665,379
Gross profit	2,757,927	1,581,334	4,783,883	3,479,142

Operating expenses	2,637,832	2,217,846	4,451,418	4,044,460
Operating income (loss)	120,095	(636,512)	332,465	(565,318)
Other (expense), net	(60,837)	(70,333)	(134,219)	(126,400)
Income before income taxes	59,258	(706,845)	198,246	(691,718)
Benefit from income taxes (expense)	745,991	(4,121)	744,874	(8,664)
Net income	$805,249	$(710,966)	$943,120	$(700,382)

Earnings per share:
Basic	$0.09	$(0.08)	$0.10	$(0.08)
Diluted	$0.09	$(0.08)	$0.10	$(0.08)

NOTE 4      FAIR VALUE MEASUREMENTS

     We perform fair value measurements in accordance with the guidance provided by ASC 820. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance.

     ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

  Level 1: quoted prices in active markets for identical assets or liabilities;

  Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

  Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

      The long-term portion of deferred cash consideration of $1.044 million on our balance sheet includes an earn-out consideration component with a fair value of $600,000 measured using the Black-Scholes option pricing method, a Level 3 valuation technique.

NOTE 4      FAIR VALUE MEASUREMENTS (Continued)

    The following table presents the placement in the fair value hierarchy of the deferred cash consideration at fair value at March 31, 2018. The fair value of the deferred cash consideration will be measure on a recurring basis at each reporting period.

		Fair value measurement at reporting date using
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical assets	observable inputs	inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Earn-out consideration	$600,000			$600,000

March 31, 2018:	$600,000	$-	$-	$600,000

     The fair value of the deferred cash consideration will be measured on a recurring basis at each reporting date. The following table provides the unobservable inputs and assumptions used to measure the deferred cash consideration at March 31, 2018:

Description	Valuation technique	Unobservable Inputs	Range
Earn-out consideration	Black-Scholes	Volatility	35% - 45%
		Risk free interest rate	1.75% - 2.15%
		Expected term, in years	0.86 - 2.87
		Dividend yield	0.00%

NOTE 5      SEGMENT INFORMATION

     The Company, post IPS acquisition, conducts its business through two operating segments, which are also its reportable segments:

  Distribution and

  Design

      Segment operating income (loss) reflects results before shared corporate and unallocated administrative expenses and income taxes. Shared corporate and unallocated administrative expenses principally consist of costs for corporate and administrative support functions.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5      SEGMENT INFORMATION (Continued)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017

Revenue
Distribution	$6,194,429	$4,532,876	$12,530,896	$11,124,124
Design	2,817,998	-	2,817,998	-
Total Revenue	9,012,427	4,532,876	15,348,894	11,124,124
Cost of Sales
Distribution	5,149,455	3,816,790	10,483,326	9,249,209
Design	2,032,207	-	2,032,207	-
Total Cost of Sales	7,181,662	3,816,790	12,515,633	9,249,209
Segment Operating Income (loss)
Distribution	92,505	(237,087)	143,578	(88,965)
Design	139,559	-	139,559	-
Total Income (loss) from operations	232,064	(237,087)	283,137	(88,965)
Other Income (expenses)
Distribution	(21,024)	(443)	(25,446)	2,927
Design	(9,573)	-	(9,573)	-
Total Other income (expense)	(30,597)	(443)	(35,019)	2,927
Income (loss) before income taxes	$201,467	$(237,530)	$248,118	$(86,038)

The following table presents assets by operating segment:

	March 31,	September 30,
	2018	2017

Distribution	$10,907,888	$13,153,946
Design	7,413,954	-
Total assets	$18,321,842	$13,153,946

NOTE 6      SHARE-BASED COMPENSATION

Stock Options

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions below. The expected term represents the period over which the stock option awards are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The expected volatility used is based on the historical price of the Company’s stock over the most recent period commensurate with the expected term of the award. The risk-free interest rate used is based on the implied yield of U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. The estimated annual forfeiture rate is based on management’s expectations and will reduce expense ratably over the vesting period. The forfeiture rate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6      SHARE-BASED COMPENSATION (Continued)

     In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Expected term (years)	3.50	n/a	3.50	n/a
Expected volatility	103.1%	n/a	103.1%	n/a
Risk free interest rate	2.45%	n/a	2.45%	n/a
Expected dividends	0.00%	n/a	0.00%	n/a
Estimated annual forfeiture rate	10%	n/a	10%	n/a

     On February 23, 2018, the Company granted five-year options to employees to purchase an aggregate of 68,000 shares of common stock at an exercise price of $1.67 per share. The shares vest ratably over three years on the grant date anniversaries. The options had had an aggregate grant date fair value of $77,128 which is being amortized over the vesting period of the options.

       There were no options granted during the six months ended March 31, 2017.

     The options granted during the three and six months ended March 31, 2018 had a weighted average grant date value per share of $1.13.

       The following table summarizes stock option activity during the six months ended March 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2017	246,000	$2.19
Granted	68,000	1.67
Exercised	-	-
Forfeited	(20,750)	2.18
Expired	-	-
Outstanding, March 31, 2018	293,250	$2.07	2.9	$48,425

Exercisable, March 31, 2018	203,498	$2.36	3.3	$30,949

     The Company recognized compensation expense of approximately $4,000 and $1,000 during the three months ended March 31, 2018 and 2017, respectively, and approximately $5,000 and $3,000 during the six months ended March 31, 2018 and 2017, respectively, for stock option awards in its condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2018, there was approximately $74,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.9 years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6      SHARE-BASED COMPENSATION (Continued)

     The following table provides additional information regarding stock option awards that were outstanding and exercisable at March 31, 2018:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.64 to $1.80	$1.27	164,750	$1.11	4.8	74,998
$2.20 to $2.85	2.48	66,000	2.48	2.1	66,000
$3.73 to $3.79	3.74	62,500	3.74	2.9	62,500
		293,250		3.3	203,498

Restricted Stock Awards

     On January 18, 2018, the Company granted 40,184 shares of restricted stock to two employees. The shares vest as follows: 16,072 shares vested immediately, 12,056 shares vest on July 18, 2018 and 12,056 shares vest on January 18, 2019. The awards had an aggregate grant date value of $49,828 which is been recognized over the vesting period of the awards.

     The Company recognized compensation expense of approximately $41,000 and $29,000 during the three months ended March 31, 2018 and 2017, respectively, and approximately $36,000 and $77,000 during the six months ended March 31, 2018 and 2017, respectively, for restricted stock awards in its condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2018, there was approximately $24,000 of total unrecognized compensation cost related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 0.6 years.

The following table summarizes restricted stock activity during the six months ended March 31, 2018:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, September 30, 2017	160,000	$1.02	162,600
Granted	40,184	1.24	49,828
Vested	(86,072)	1.10	(94,829)
Forfeited	(70,000)	1.07	(74,900)
Non-vested, March 31, 2018	44,112	$0.97	$42,699

NOTE 7      EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted earnings (loss) per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (i) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and (ii) shares of nonvested restricted stock. The Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7      EARNINGS (LOSS) PER SHARE (Continued)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$948,467	$(237,530)	$995,118	$(86,038)

Weighted average shares outstanding (denominator for basic earnings per share)	9,291,334	8,671,240	9,023,166	8,646,103

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	41,133	-	34,976	-
Assumed vesting of restricted stock, treasury stock method	65,587	-	88,076	-
Dilutive potential common shares	106,720	-	123,052	-

Denominator for diluted earnings per share - weighted average shares and
assumed potential common shares	9,398,054	8,671,240	9,146,218	8,646,103
Basic earnings (loss) per share	$0.10	$(0.03)	$0.11	$(0.01)
Diluted earnings (loss) per share	$0.10	$(0.03)	$0.11	$(0.01)

     The following securities were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive:

	As of March 31,
	2018	2017
Options	215,750	256,000
Warrants	202,225	723,846
Total potentially dilutive shares	417,975	979,846

NOTE 8      CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

     For the three and six months ended March 31, 2018 and 2017, the Company had significant customers with individual percentage of total segment revenues equaling 10% or greater as follows:

Distribution Segment

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Customer 1	25.5%	25.1%	21.4%	26.6%
Customer 2	28.2%	23.4%	29.7%	21.6%
Customer 3	20.7%	22.0%	24.2%	22.6%
Customer 4	8.5%	10.4%	9.6%	11.8%
Totals	82.9%	80.9%	84.9%	82.6%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8      CONCENTRATIONS (Continued)

Design Segment

For the Three
Months Ended
March 31,
2018
Customer 1	14.5%
Customer 2	11.9%
Customer 3	11.0%
Totals	37.4%

     At March 31, 2018 and September 30, 2017, concentration of accounts receivable with significant customers representing 10% or greater of segment accounts receivable was as follows:

Distribution Segment

	March 31, 2018	September 30, 2017
Customer 1	31.2%	35.5%
Customer 2	18.8%	13.3%
Customer 3	23.2%	18.0%
Customer 4	12.1%	14.1%
Totals	85.3%	80.9%

Design Segment
	March 31, 2018
Customer 1	14.4%
Customer 2	38.9%
Totals	53.3%

NOTE 9      RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

     On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement with Forward China. The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Supply Agreement expires on March 8, 2019, subject to renewal. Terence Bernard Wise, Chief Executive Officer and Chairman of the Company, is a principal of Forward China. In addition, Jenny P. Yu, Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $359,000 and $344,000 during the three months ended March 31, 2018 and 2017, respectively, and approximately $719,000 and $707,000 during the six months ended March 31, 2018 and 2017, respectively, in service fees paid to Forward China, which are included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income. During the six months ended March 31, 2018 and 2017, the Company received commissions from Forward China of $0 and $12,904, respectively, which is included in net revenues. The Company did not receive commissions from Forward China for the three months ended March 31, 2018 and 2017.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9       RELATED PARTY TRANSACTIONS (Continued)

Promissory Note

     On January 18, 2018, the Company issued a $1.6 million promissory note payable to Forward China in order to fund the acquisition of IPS. The note is due and payable in full on January 18, 2019. The promissory note bears an interest rate of 8% per annum. Monthly interest payments commenced on February 18, 2018. For the 3 months ended March 31, 2018, the Company made $21,334 in interest payments associated with the note.

NOTE 10      LEGAL PROCEEDINGS

     From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11      WARRANT EXERCISE

     Effective January 22, 2018 through January 24, 2018, nine warrant holders exercised (via cashless exercises) an aggregate of 521,621 warrants with an exercise price of $1.84 per share and were issued an aggregate of 223,704 shares of the Company’s common stock.

NOTE 12      SUBSEQUENT EVENTS

     On April 25, 2018, the Company’s compensation committee approved the entrance into new Employment Agreements with Terry Wise, the Company’s Chief Executive Officer and Michael Matte, the Company’s Chief Financial Officer. The terms of the new Employment Agreements will provide for (i) identical salaries as the executives’ prior employment agreements - $300,000 per annum for Mr. Wise and $225,000 for Mr. Matte effective February 1, 2018, (ii) bonuses up to 25% of their salaries to be paid in cash or equity for Mr. Matte and equity for Mr. Wise, (iii) six months’ severance for termination without cause and (iv) bonuses at the discretion of the Board and/or Compensation Committee. On May 16, 2018, the Company and Messrs. Wise and Matte and the Company executed the Employment Agreements.

     Additionally, effective February 1, 2018, Mr. Matte’s salary reverted back to $225,000 which he had previously agreed to reduce to $150,000 per annum.

     On April 25, 2018, the Company granted 214,000 five-year fully-vested stock options exercisable at $1.44 per share to a director of the Company. Additionally, the Company granted a total of 20,832 shares of common stock and 40,816 10-year fully vested stock options at an exercise price of $1.44 to two former board members.

     On May 9, 2018, the Board of Directors formed two new committees: (i) the Business Development Committee and (ii) the Acquisition Committee. The Board approved annual compensation of $20,000 to these committees' chairpersons and $15,000 to each member.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The following discussion and analysis compares our consolidated results of operations for the three and six months ended March 31, 2018 (the “2018 Quarter” and “2018 Period”, respectively) with those for the three and six months ended March 31, 2017 (the “2017 Quarter” and “2017 Period”, respectively). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Updated Information

      As previously disclosed, the Company received a letter from the Financial Industry Regulatory Authority ("FINRA") notifying the Company that FINRA was investigating trading in the Company's securities surrounding the January 18, 2018 announcement that the Company had acquired Intelligent Product Solutions, Inc. (the "FINRA Investigation"). On May 8, 2018, the Company received notice from FINRA that the FINRA Investigation had been completed and that the matter had been referred to the SEC. As of the date of this filing, the Company has not received any communication from the SEC on this matter.

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

     On January 18, 2018, the Company acquired Intelligent Product Solutions, Inc. (“IPS”). This was a significant strategic acquisition for Forward and creates noteworthy cross selling opportunities for the combined companies. Both companies have a reputation for achieving a very high level of customer satisfaction by providing excellent customer service in design for IPS and the sourcing of manufactured finished goods for Forward. The acquisition allows us to bring design and development solutions to our existing multinational client base and expand beyond the diabetic product line. Similarly, IPS can now position themselves as a fully integrated design, development and manufacturing solution to their existing top tier customers and those in the pipeline. Additionally, the acquisition gives Forward the opportunity to introduce proprietary product to the market from concepts brought to them from a number of different sources. The Forward/IPS combination provides clients, both big and small, a true, authentic “one-stop-shop” for product design, development, manufacturing, and distribution.

     As a result of our acquisition of IPS on January 18, 2018, our business has been augmented. Key terms of the acquisition are contained in a Form 8-K filed with the SEC on January 18, 2018. The operating results for IPS are included in the consolidated financial statements from the effective date of the acquisition of January 18 through March 31, 2018.

Variability of Revenues and Results of Operations

     Because a high percentage of our net revenues is highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time. We believe this variability will be less in the future as a result of the IPS acquisition.

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

Segment Reporting

     As a result of the acquisition of IPS, management will conduct business through two distinct operating segments, which are also our reportable segments: distribution and design. Forward US and Forward Switzerland comprise the distribution operating segment and IPS is the design operating segment. It should be noted that the segment reporting for design for the three months and six months ended March 31, 2018 only covers the period following the closing of the acquisition of IPS on January 18, 2018 through second quarter end on March 31, 2018.

Recent Accounting Pronouncements

     For information on recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements, herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

     The results of operations disclosed below presents Forward’s distribution business and IPS’ design segments as distinct operating units. The results stated for the IPS design segment cover the shortened period following the close of the IPS acquisition on January 18, 2018 through the end of second quarter on March 31, 2018.

Net Income

Distribution Segment

     Distribution segment net income was approximately $818,000 in the 2018 Quarter compared to net loss of approximately ($238,000) in the 2017 Quarter. The rise in net income in the 2018 Quarter was primarily due to the tax benefit and an increase in both net revenues and gross profit, as reflected in the table below.

Design Segment

       Design segment net income was approximately $130,000 in the shortened 2018 Quarter.

	Main Components of Net Income
	(amounts in thousands)
	2018			2017				Increase
	Quarter			Quarter				(Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design		Consolidated
Net revenues	$9,012	$6,194	$2,818	$4,533	$4,533		$-	$4,480

Gross profit	$1,831	$1,045	$786	$716	$716	$		$1,115
Less:							-
Sales and marketing expenses	520	385	135	390	390		-	130
General and administrative expenses	1,079	567	512	563	563		-	515
Operating income (loss)	$232	$93	$140	$(237)	$(237)		$-	$469

(Amounts may not add due to rounding)

     Basic and diluted earnings (loss) per share was $0.10 per share for the 2018 Quarter and ($0.03) per share for the 2017 Quarter.

Net Revenues

Distribution Segment

     Net revenues in the distribution segment increased $1.7 million, or 37%, to $6.2 million in the 2018 Quarter from $4.5 million in the 2017 Quarter as a result of increased Diabetic revenue, partially offset by a decline in Other Product revenue. Revenues from Diabetic Products increased $1.7 million whereas revenues from Other Products declined $0.1 million. The following tables set forth revenues by channel, product line and geographic location of our Distribution segment customers for the periods indicated:

	Net Revenues for 2018 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$1,183	$1,280	$3,079	$5,543
Other products	248	342	61	651
Total net revenues	$1,431	$1,623	$3,140	$6,194

	Net Revenues for 2017 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$2,057	$1,070	$669	$3,796
Other products	176	509	52	737
Total net revenues	$2,233	$1,579	$721	$4,533

(Amounts may not add due to rounding)

Diabetic Product Revenues

     Forward’s distribution segment designs to the order of, and sells carrying cases for blood glucose diagnostic kits directly to, OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through their retail distribution channels.

     Revenues from Diabetic Products increased $1.7 million, or 46%, to $5.5 million in the 2018 Quarter from $3.8 million in the 2017 Quarter. This increase was due to higher revenues from all of our major Diabetic Products customers.

      The following table sets forth our distribution segment net revenues by Diabetic Products customer for the periods indicated:

	2018	2017	Increase
	Quarter	Quarter	(Decrease)
	(amounts in thousands)
Diabetic Products Customer A	$1,577	$1,138	$439
Diabetic Products Customer B	1,746	1,063	683
Diabetic Products Customer C	1,280	998	282
Diabetic Products Customer D	526	470	56
All other Diabetic Products Customers	413	127	286
Totals	$5,543	$3,796	$1,747

(Amounts may not add due to rounding)

     Revenues from Diabetic Products represented 89% of our distribution segment net revenues in the 2018 Quarter compared to 84% of our distribution segment net revenues in the 2017 Quarter.

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

     Revenues from Other Products declined approximately $86,000 to approximately $651,000 in the 2018 Quarter from approximately $737,000 in the 2017 Quarter. This is primarily due to a decrease of approximately $52,000 decrease in sales to a navigation and wireless device customer, in addition to declining sales from other customers, not individually material. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

Revenues from Other Products represented 11% of our distribution segment net revenues in the 2018 Quarter compared to 16% of our distribution segment net revenues in the 2017 Quarter.

Design Segment

     Net revenues in the design segment were approximately $2.8 million for the shortened quarter from January 19, 2018 to March 31, 2018. There are two primary service revenue types within our design services segment: Engineering design services and Software design services. The following tables set forth revenues by service type of our Design segment customers for the shortened quarter from January 18, 2018 to March 31, 2018:

2018 Quarter
(amounts in
thousands)
Engineering services	$2,215
Software services	603
Total net revenues	$2,818

Engineering Services Revenue

     IPS offers expert industrial, mechanical and electrical engineering designs and solutions for a wide array of products including, but not limited to, wearables, medical devices, smart displays, vending machines, security screening equipment, home security systems and energy storage devices. Engineering services revenue was $2.2 million for the shortened quarter.

Software Services Revenue

     IPS software designers and engineers provide development and design solutions in data software for IoT (“Internet of Things”), search-oriented solutions, custom analytics, application stacks, integration, hosting, cloud services and support. Software development revenues was $0.6 million for the shortened quarter.

     The following table sets forth our design segment net revenues by major customers for the shortened quarter from January 19, 2018 to March 31, 2018:

2018
Quarter
(amounts in thousands)
Design Segment Customer A	$416
Design Segment Customer B	341
Design Segment Customer C	316
Design Segment Customer D	271
All other Design Segment Customers	1,474
Totals	$2,818

Gross Profit

Distribution Segment

     Gross profit for the distribution segment increased approximately $329,000, or 46%, to $1.045 million in the 2018 Quarter from approximately $716,000 in the 2017 Quarter. As a percentage of revenues, our gross margin increased to 16.9% in the 2018 Quarter, compared to 15.8% in the 2017 Quarter.

     The gross profit rise was driven primarily by a substantial increase in sales volumes to a higher-margin customer in EMEA. Quarter 2018 revenues in the EMEA region increased 360% to $3.1 million primarily due to increased revenues from Diabetic Products Customers A and B.

Design Segment

     Gross Profit for the design segment was approximately $786,000 for the shortened quarter from January 18, 2018 to March 31, 2018. Gross Profit as a percentage of revenue was 27.9% for the design segment. Depreciation expense of approximately $28,000 for the quarter is allocated to Cost of Sales.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment remained steady, quarter over quarter, with a slight decline of approximately $5,000, or 1%, to approximately $385,000 in the 2018 Quarter from approximately $390,000 in the 2017 Quarter. The decline was primarily due to decreased personnel expenses of approximately $43,000, decreased travel expenses of approximately $5,000, offset by an increase in other expenses of approximately $43,000. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

Design Segment

     Sales and marketing expenses for the design segment were approximately $135,000 for the shortened quarter from January 18, 2018 to March 31, 2018.

General and Administrative Expenses

Distribution Segment

     General and administrative expenses for the distribution segment increased approximately $4,000, or 1%, to approximately $567,000 in the 2018 Quarter from approximately $563,000 in the 2017 Quarter, primarily due to increased legal fees (strategic and SEC filing review) of approximately $25,000, increased Director’s travel reimbursement expenses of approximately $23,000 and accounting professional fees of approximately $18,000, partially offset by decreased Director’s fees of approximately $36,000 and a decrease in Director’s share-based compensation expenses of approximately $14,000. Fluctuations in other components of “General and Administrative Expenses” were not material individually or in the aggregate.

Design Segment

     General and administrative expenses for the design segment were approximately $512,000 for the shortened quarter from January 18, 2018 to March 31, 2018. Amortization of intangible assets of approximately $32,000 for the quarter is allocated to general and administrative expenses.

Other Income (Expense)

Distribution Segment

     Other income (expense), net, for the distribution segment increased to approximately $21,000 of expense for the 2018 Quarter from approximately $1,000 of expense in the 2017 Quarter, primarily due to an increase in interest expense payments of approximately $21,000 on the promissory note issued to Forward China to fund the acquisition of IPS (see Note 9 to the unaudited condensed consolidated financial statements contained herein).

Design Segment

     Other income (expense), net, for the design segment was approximately $10,000 of expense composed of net interest expense, primarily, for the shortened quarter from January 19, 2018 to March 31, 2018.

Income Taxes

     For the 2018 Quarter ended March 31, 2018, the Company recorded an income tax benefit of approximately $747,000. The Company generated net income of approximately $201,000 for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2018 was approximately -372%. The effective tax rate differs from the statutory tax rate of 24% (34% for 3 months in 2017 and 21% for 9 months in 2018) primarily due to a reduction in the valuation allowance as a result of the Company’s deferred tax liability created upon the acquisition of IPS. The Company maintains significant net operating loss carryforwards and, other than the reduction in the valuation allowance and resulting tax benefit of $747,000 due to the acquisition of IPS, does not recognize income tax expense (benefit) as the Company’s deferred tax provision is typically offset by maintaining a full valuation allowance on the Company’s net deferred tax asset.

As a result of The 2017 Tax Cuts and Jobs Act, we expect no tax impact to the financial statements stemming from: (i) the mandatory deemed repatriation of cumulative earnings and profits for a controlled foreign corporation; or (ii) the change in the corporate income tax rate.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2018 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2017

Net Income (Loss)

Distribution Segment

Distribution net income in the 2018 Period was approximately $865,000 compared to a net loss of approximately ($86,000) in the 2017 Period. The 2018 Period change from net loss to a net income is primarily due to an increase in net revenues of approximately $1,407,000, which resulted in a rise in gross profit of approximately $173,000. Net income in the period for the distribution segment was augmented by a decline in sales and marketing expenses of approximately $144,000, offset by an increase in general and administrative expenses of approximately $84,000, as reflected in the table below.

Design Segment

Design segment net income was approximately $130,000 in the shortened 2018 Period.

	Main Components of Net Income
	(amounts in thousands)
	2018			2017			Increase
	Period			Period			(Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$15,349	$12,531	$2,818	$11,124	$11,124	$-	$4,225

Gross profit	$2,833	$2,048	$786	$1,875	$1,875	$-	$958
Less:
Sales and marketing expenses	798	663	135	807	807	-	(9)
General and administrative expenses	1,752	1,241	512	1,157	1,157	-	596
Operating income (loss)	$283	$144	$140	$(89)	$(89)	$-	$372

(Amounts may not add due to rounding)

Basic and diluted earnings (loss) per share was $0.11 per share for the 2018 Period and ($0.01) per share for the 2017 Period.

Net Revenues

Distribution Segment

Distribution segment net revenues in the 2018 Period increased $1.4 million, or 13%, to $12.5 million from $11.1 million in the 2017 Period primarily due to higher revenues from Diabetic Products, partially offset by lower revenues from Other Products. Revenues from Diabetic Products increased $1.9 million whereas revenues from Other Products declined $0.5 million. The following tables set forth revenues by channel, product line and geographic location of our Distribution segment customers for the periods indicated:

	Net Revenues for 2018 Period
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$2,763	$3,101	$5,342	$11,205
Other products	589	572	164	1,326
Total net revenues	$3,351	$3,673	$5,507	$12,531

	Net Revenues for 2017 Period
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$4,082	$2,632	$2,604	$9,318
Other products	473	1,113	220	1,806
Total net revenues	$4,555	$3,745	$2,824	$11,124

(Amounts may not add due to rounding)

Diabetic Product Revenues

Revenues from Diabetic Products increased $1.9 million to $11.2 million in the 2018 Period from $9.3 million in the 2017 Period. The increase was primarily due to greater revenues from two of our major Diabetic Products customers (Diabetic Products customers B and C) and our other Diabetic Products customers. The decrease was offset, in part, by lower revenues from our other major Diabetic customers (Diabetic Products customers A and D).

The following table sets forth our revenues by Diabetic Products’ customers for the periods indicated:

	2018	2017	Increase
	Period	Period	(Decrease)
	(amounts in thousands)
Diabetic Products Customer A	$2,681	$2,964	$(283)
Diabetic Products Customer B	3,712	2,402	1,310
Diabetic Products Customer C	3,035	2,515	520
Diabetic Products Customer D	1,204	1,308	(104)
All other Diabetic Products Customers	573	129	444
Totals	$11,205	$9,318	$1,887

(Amounts may not add due to rounding)

Revenues from Diabetic Products represented 89% of our distribution segment net revenues in the 2018 Period compared to 84% of our distribution net revenues in the 2017 Period.

Other Product Revenues

Revenues of Other Products decreased $0.5 million to $1.3 million in the 2018 Period from $1.8 million in the 2017 Period. This is primarily due to a summary decline in sales to several legacy customers of approximately $0.8 million, offset by sales to new customers of approximately $0.3 million. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base within our distribution segment. The acquisition of IPS expands our potential product offering.

Revenues from Other Products represented 11% of our distribution segment net revenues in the 2018 Period compared to 16% of our total net revenues in the 2017 Period.

Design Segment

Net revenues in the design segment were approximately $2.8 million for the shortened period from January 19, 2018 to March 31, 2018.

Gross Profit

Distribution Segment

The increase in gross profit in our distribution segment of approximately $173,000 was driven by a period over period increase in net revenues of 13%. Gross profit percentage of net revenue declined insignificantly to 16.3% in the 2018 Period from 16.9% in the 2017 Period. The decline in gross margins results from pricing pressures from our customers.

Design Segment

Gross Profit for the design segment was approximately $786,000 for the shortened period from January 18, 2018 to March 31, 2018. Gross Profit as a percentage of revenue was 27.9% for the design segment. Depreciation expense of approximately $28,000 for the period is allocated to Cost of Sales.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment decreased approximately $144,000, or 18%, to approximately $663,000 in the 2018 Period compared to approximately $807,000 in the 2017 Period, primarily due to decreased personnel expenses of approximately $137,000 and decreased travel expenses of approximately $27,000, partially offset by increased other expenses of approximately $20,000. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

Design Segment

Sales and marketing expenses for the design segment was approximately $135,000 for the shortened period from January 19, 2018 to March 31, 2018.

General and Administrative Expenses

Distribution Segment

General and administrative expenses for the distribution segment increased approximately $84,000, or 7%, to approximately $1,241,000 in the 2018 Period from approximately $1,157,000 in the 2017 Period, primarily due to higher professional fees of approximately $127,000 (accounting and legal fees related to the IPS acquisition), higher Director’s travel expense reimbursement of approximately $56,000 and higher accounting review fees of approximately $20,000, partially offset by lower Director’s share-based compensation expenses of approximately $67,000, decreased Director’s fees of approximately $30,000 and a reduction of D&O insurance expense of approximately $23,000. Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Design Segment

General and administrative expenses for the design segment were approximately $512,000 for the shortened period from January 19, 2018 to March 31, 2018. Amortization of intangible assets of approximately $32,000 for the period is allocated to general and administrative expenses.

Other Expense (Income), Net

Distribution Segment

Other income (expense), net, for the distribution segment was approximately $25,000 of expense in the 2018 Period compared to approximately $3,000 of income for the 2017 Period. Increase in other expenses are due to interest expense payments of approximately $21,000 on the promissory note issued to Forward China to fund the acquisition of IPS (see Note 9 to the unaudited condensed consolidated financial statements contained herein), other fluctuations not individually material or in the aggregate.

Design Segment

Other income (expense), net, for the design segment was approximately $10,000 of expense composed of net interest expense, primarily, for the shortened period from January 19, 2018 to March 31, 2018.

Income Taxes

For the 2018 Period, the Company recorded an income tax benefit of approximately $747,000. The Company generated net income of approximately $249,000 for the 2018 Period. The effective tax rate for the 2018 Period was approximate -301%. The effective tax rate differs from the statutory tax rate of 24% (34% for 3 months in 2017 and 21% for 9 months in 2018) primarily due to a reduction in the valuation allowance as a result of the Company’s deferred tax liability created by the acquisition of IPS. The Company maintains significant net operating loss carryforwards and other than the reduction in the valuation allowance and resulting tax benefit of $747,000 due to the acquisition of IPS, does not recognize income tax expense (benefit) as the Company’s deferred tax provision is typically offset by maintaining a full valuation allowance on the Company’s net deferred tax asset.

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

Our cash flow has been significantly impacted by the IPS acquisition. As part of the IPS acquisition, (i) we borrowed $1.6 million from Forward China and issued them an 8% one-year note (due January 18, 2019) with interest due monthly; (ii) we assumed approximately $1.5 million of debt (due at various dates through 2020); and (iii) we agreed to pay $1,000,000 of deferred cash consideration (with the first payment of $500,000 due on May 31, 2018, the second payment of $200,000 due on September 30, 2019, and third payment of $300,000 due on September 30, 2020).

With respect to the acquisition of IPS and managing working capital or purchasing capital assets and equipment for the design segment, we anticipate there may be a need for utilizing the existing Line of Credit. As of the filing of this report, we had approximately $450,000 available under the $1,000,000 Line of Credit.

We anticipate that our liquidity and financial resources for Forward and the consolidated subsidiaries for the next twelve months from the date of the filing of this report will be adequate to manage our operating and financial requirements.

At March 31, 2018, our current ratio (current assets divided by current liabilities) was 2.1; our quick ratio (current assets less inventories divided by current liabilities) was 1.9; and our working capital (current assets less current liabilities) was $7.6 million.

During the six months ended March 31, 2018 and 2017, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

During the 2018 Period, cash used in operating activities of approximately $1,237,000 resulted primarily from a decrease in accounts payable (including due to Forward China) of approximately $1,342,000, an increase in accounts receivable of approximately $539,000, a decrease in accrued expenses of approximately $233,000, a decrease in deferred income of approximately $165,000, partially offset by a net income of approximately $995,000, a reduction in inventory of approximately $673,000, a reduction in prepaid expenses of approximately $8,000, and the add back of non-cash items including share-based compensation of approximately $41,000, depreciation and amortization of approximately $72,000 and a non-cash reduction of deferred tax asset valuation of $747,000.

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

Cash Flows from Investing Activities

In the 2018 Period, cash used for investing activities of approximately $1,362,000 resulted primarily from the cash consideration paid for the IPS acquisition and purchases for capital assets of approximately $33,000, partially offset by the cash acquired in the IPS acquisition of approximately $600,000.

In the 2017 Period, there was no cash used in investing activities.

Cash Flows from Financing Activities

In the 2018 Period, cash provided by financing activities of approximately $1,303,000 consisted of $1,600,000 borrowed from Forward China to facilitate the IPS acquisition and $400,000 in borrowings on the Line of Credit, offset by $550,000 in repayments on the Line of Credit, approximately $143,000 in repayments on notes payable and approximately $4,000 in repayments on capital equipment leases.

In the 2017 Period, there was no cash used in financing activities.

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

Our evaluation excluded IPS which was acquired in January 2018. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

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

     PART II.           OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A.      RISK FACTORS

Not applicable to smaller reporting companies. Investors are encouraged to review our risk factors previously disclosed under Item 1A in our Form 10-Q for the quarter ended December 31, 2017 and in our Form 10-K for the fiscal year ended September 30, 2017.

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

Dated: May 18, 2018

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise
Terence Wise
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Michael Matte
Michael Matte
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

					Filed or Furnished Herewith
		Incorporated by Reference
No.	Exhibit Description	Form	Date	Number
2.1	Stock Purchase Agreement dated as of January 18, 2018 between Forward Industries and the holders of all the common stock of Intelligent Product Solutions, Inc.	8-K	1/18/18	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment to the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3	Certificate of Amendment to the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Rights Agreement, dated as of April 26, 2013	8-K	4/26/13	4.1
4.2	Promissory Note dated January 18, 2018 - Forward Industries (Asia-Pacific)	8-K	1/18/18	4.1
10.1	Buying Agency and Supply Agreement with Forward Industries (Asia-Pacific), Corporation, dated as of September 9, 2015	10-K	12/16/15	10.7
10.2	Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.3	Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.4	Form of Employment Agreement – IPS Sellers **	8-K	1/18/18	10.1
10.5	Employment Agreement dated May 16, 2018 - Terence Wise				Filed
10.6	Employment Agreement dated May 16, 2018 - Michael Matte				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed
———————

*     This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**  Represents management compensatory agreement or arrangement.

     Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc., 477 S. Rosemary Ave. Ste. 219, West Palm Beach, Florida 33401, Attention: Corporate Secretary.