Form 10-Q
period 2018-06-30
Forward Industries, Inc.
filed 2018-08-14
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________ FORM 10-Q ________________
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on August 9, 2018, which is the latest practical date prior to the filing of this report, was 9,533,850 shares.

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

“Americas” refers to the geographic area encompassing North America, Central America, and South America; and

“OEM” refers to Original Equipment Manufacturer.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2018	2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash	$4,341,590	$4,622,981
Accounts receivable, net	9,003,310	6,218,563
Inventories	1,360,680	2,120,971
Prepaid expenses and other current assets	242,421	157,930
Total current assets	14,948,001	13,120,445
Property and equipment, net	326,525	20,658
Intangible assets, net	1,452,245	-
Goodwill	2,182,427	-
Other assets	63,550	12,843
Total assets	$18,972,748	$13,153,946

Liabilities and shareholders' equity
Current liabilities:
Line of credit	$550,000	$-
Accounts payable	228,745	67,351
Due to Forward China	3,816,791	3,736,451
Deferred income	126,797	169,642
Notes payable - short-term portion	1,823,965	-
Capital leases payable - short-term portion	44,493	-
Accrued expenses and other current liabilities	743,563	213,117
Total current liabilities	7,334,354	4,186,561
Other liabilities:
Notes payable - long-term portion	78,571	-
Capital leases payable - long-term portion	40,113	-
Deferred rent	43,788	36,963
Deferred consideration - long-term portion	538,000	-
Total other liabilities	700,472	36,963
Total liabilities	8,034,826	4,223,524
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
9,533,850 and 8,920,830 shares issued and outstanding, respectively	95,338	89,208
Additional paid-in capital	18,707,441	17,936,673
Accumulated deficit	(7,864,857)	(9,095,459)
Total shareholders' equity	10,937,922	8,930,422
Total liabilities and shareholders' equity	$18,972,748	$13,153,946

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017

Net Revenues	$9,539,539	$7,332,722	$24,888,433	$18,456,846
Cost of Sales	7,625,846	6,054,812	20,197,054	15,304,021
Gross Profit	1,913,693	1,277,910	4,691,379	3,152,825

Operating expenses:
Sales and marketing	548,388	309,000	1,290,741	1,116,221
General and administrative	1,575,781	419,836	3,327,977	1,576,495
Total operating expenses	2,124,169	728,836	4,618,718	2,692,716

Income (loss) from operations	(210,476)	549,074	72,661	460,109

Change in fair value of earn-out consideration	510,000	-	510,000	-
Change in fair value of deferred cash consideration	(12,000)	-	(12,000)	-
Interest expense	(46,504)	-	(77,411)	-
Other income (expense)	(5,536)	2,851	(9,648)	5,778
Total Other income (expense)	445,960	2,851	410,941	5,778

Income before income taxes	235,484	551,925	483,602	465,887

Benefit from income taxes	-	-	747,000	-
Net Income	$235,484	$551,925	$1,230,602	$465,887

Net income per basic common share	$0.02	$0.06	$0.13	$0.05
Net income per diluted common share	$0.02	$0.06	$0.13	$0.05

Weighted average number of common and
common equivalent shares outstanding:
Basic	9,482,842	8,855,885	9,176,390	8,716,030
Diluted	9,547,889	8,906,846	9,281,335	8,816,432

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2017	8,920,830	$89,208	$17,936,673	$(9,095,459)	$8,930,422
Restricted stock award forfeitures	(82,056)	(821)	821	-	-
Share-based compensation	-	-	276,898	-	276,898
Stock issuance for IPS purchase	401,836	4,018	495,982	-	500,000
Restricted stock award issuance	61,016	610	(610)	-	-
Cashless warrant exercise	232,224	2,322	(2,322)	-	-
Net income	-	-	-	1,230,602	1,230,602
Balance - June 30, 2018	9,533,850	$95,338	$18,707,441	$(7,864,857)	$10,937,922

(amounts may not add due to rounding)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$1,230,602	$465,887
Adjustments to reconcile net income to net cash
used in operating activities:
Share-based compensation	276,898	96,616
Depreciation and amortization	157,792	16,914
Bad debt expense	62,385	-
Deferred rent	8,781	(8,666)
Deferred tax asset	(747,000)	-
Change in FV of earn-out consideration	(510,000)	-
Change in FV of deferred cash consideration	12,000	-
Changes in operating assets and liabilities:
Accounts receivable	(357,633)	(1,773,008)
Inventories	760,291	743,964
Prepaid expenses and other current assets	(32,865)	(63,927)
Accounts payable and due to Forward China	86,435	70,780
Deferred income	(310,177)	(139,929)
Accrued expenses and other current liabilities	(19,497)	(107,974)
Net cash provided by (used in) operating activities	618,012	(699,343)

Cash Flows From Investing Activities:
Purchases of property and equipment	(38,652)	-
Cash acquired in IPS purchase	600,435	-
Cash used to purchase IPS	(1,930,000)	-
Net cash uesd in investing activities	(1,368,217)	-

Cash Flows From Financing Activities:
Proceeds from Note issued to Forward China	1,600,000	-
Proceeds from Line of Credit borrowings	550,000	-
Repayment of Line of Credit borrowings	(950,000)	-
Repayment of notes payable	(219,700)	-
Repayments on capital equipment leases	(11,486)	-
Payment of deferred cash consideration	(500,000)	-
Net cash provided by financing activities	468,814	-

Net decrease in cash	(281,391)	(699,343)
Cash at beginning of period	4,622,981	4,760,620
Cash at end of period	$4,341,590	$4,061,277

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$77,411	$-
Cash paid for taxes	$2,073	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Shares issued to Purchase IPS	$500,000	$-

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

Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly owned subsidiaries (Forward US, Forward Switzerland and recently acquired IPS from the date of acquisition). All significant intercompany transactions and balances have been eliminated in consolidation. Intercompany revenues of approximately $97,000 and $153,000 for the three and nine months ended June 30, 2018 related to design and marketing work performed by IPS for Forward has been eliminated in consolidation.

Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by a chief operating decision maker, or Forward management, in deciding how to allocate resources and in assessing performance. As a result of the acquisition of IPS, management conducts business through two distinct operating segments, which are also our reportable segments: distribution and design. Forward US and Forward Switzerland comprise the distribution operating segment and IPS is the design operating segment. It should be noted that the segment reporting for design for the nine months ended June 30, 2018 only covers the period following the closing of the acquisition of IPS on January 18, 2018 through third quarter end on June 30, 2018.

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

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill was recognized as a result of the acquisition of IPS in January 2018.

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. We have two reporting units for purposes of evaluating goodwill impairment and perform our annual goodwill impairment test on December 31. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not need to perform the two-step impairment test for the reporting unit. If we cannot support such a conclusion or do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.

If the fair value of the reporting unit exceeds its carrying value, then the second step of the impairment test (measurement) does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform the second step of the impairment test. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. (See Notes 3 and 4 for further discussion of goodwill).

Intangible assets

Intangible assets include trademark and customer relationships, which were acquired as part of the acquisition of IPS in January 2018 and are recorded based on the estimated fair value in purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to its intangible assets. (See Notes 3 and 4 for further discussion of intangible assets).

Income Taxes

     The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of June 30, 2018, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. However, a deferred income tax benefit was recorded in conjunction with the acquisition of IPS in the second quarter and related to deferred tax liabilities created upon acquisition of the subsidiary on January 18, 2018. This resulted in a reduction in the Company’s valuation allowance for the existing deferred tax asset to offset the newly recorded deferred tax liability and accordingly a tax benefit has been recognized of $747,000. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (Continued)

     On December 20, 2017, Congress passed the Tax Cuts and Jobs Act. This bill includes, among other things, a reduction of the U.S. corporate tax rate from 35% to 21%. The change in the tax rates resulted in a decrease in the deferred tax assets. However, Forward maintains a full valuation allowance and the decrease in the deferred tax assets are offset by an equal adjustment to the valuation allowance. As a result of the 2017 Tax Cuts and Jobs Act, we expect no tax impact to the financial statements stemming from: (i) the mandatory deemed repatriation of cumulative earnings and profits for a controlled foreign corporation; or (ii) the change in the corporate income tax rate.

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

Reclassifications

     We have reclassified deferred income of approximately $170,000 from accrued expenses and other current liabilities to deferred income within the current liabilities section of the balance sheet in the accompanying fiscal 2017 financial statements to conform to the fiscal 2018 presentation. These reclassifications did not affect total current liabilities, net income or accumulated deficit.

Share-Based Compensation Expense

     The Company recognizes employee and director share-based compensation in its condensed consolidated statements of operations at the grant-date fair value of stock options and other equity-based compensation. The determination of stock option grant-date fair value is estimated using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in-substance, multiple awards. Refer to Note 6 - Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

Recent Accounting Pronouncements

     In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” providing additional guidance on several cash flow classification issues, with the goal of the update to reduce the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company early adopted ASU No. 2016-15 and the adoption did not have any impact on the Company’s consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (Continued)

     In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendment allows an entity to elect to reclassify the stranded tax effects resulting from the change in income tax rate from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The amendments in this update are effective for periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

     In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of fiscal 2019. Because the Company's Distribution Segment’s primary source of revenues is from the sale of finished goods, the Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on this segment. However, the Company is evaluating the potential impact of the acquired IPS business and the resulting Design Segment and ultimately the Company’s consolidated financial statements, disclosures and internal processes and controls. Management believes the adoption of the new standard may have an impact to the recognition of revenue as it relates to the fixed priced contracts with IPS customers. The materiality of the impact is unknown but management will have a better understanding once the evaluation is concluded. As of report date, management is actively assessing the potential impact and will have a conclusion before the fiscal year-end.

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

     In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles -Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will perform future goodwill impairment tests according to ASU 2017-04.

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

NOTE 3      ACQUISITION

     On January 18, 2018, the Company entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, IPS, the holders of all of the common stock of IPS, Inc. (the “Sellers”) and Mitchell Maiman, President of IPS, representing the Sellers. In consideration for the acquisition of all of IPS’ outstanding securities, the Company: (i) paid approximately $1.9 million in cash; (ii) assumed approximately $1.5 million of outstanding debt; (iii) issued a total of 401,836 shares of the Company’s common stock to the two owners of IPS; (iv) agreed to pay $1,000,000 of deferred cash consideration (with the first payment of $500,000 due and paid on May 31, 2018, the second payment of $200,000 due on September 30, 2019, and third payment of $300,000 due on September 30, 2020); and (v) agreed to pay up to $2.2 million of earnout payments based upon IPS meeting certain EBITDA milestones (as defined in the Agreement) over a three-year period. Additionally, the Company entered into three-year employment agreements with both Mitchell Maiman and Paul Severino (Chief Operating Officer of IPS), and agreed to pay them each $256,000 per year. In order to fund the acquisition of IPS, the Company issued a $1.6 million promissory note payable to Forward China Industries (Asia-Pacific) Corporation (“Forward China”) due January 18, 2019. The promissory note bears an interest rate of 8% per annum and requires monthly interest payments commencing February 18, 2018. Forward China is an entity which is principally owned by the Company’s Chairman and Chief Executive Officer. As part of the Agreement, IPS entered into at-will employment agreements with two additional key employees. Pursuant to the employment agreements, the employees were issued a total of 40,184 shares of the Company’s common stock of which 40% vested immediately with the remainder vesting in two equal increments on the six-month and twelve-month anniversary of the grant date, subject to continued employment on such vesting dates.

     At the date of acquisition, the purchase consideration consists of cash, equity in Forward’s (“Buyer’s”) stock, deferred cash and contingent consideration based on earn-out performance over a three-year period. Acquisition-related costs were expensed as incurred and are included in the general and administrative expenses within the condensed consolidated statements of operations. The purchase consideration components are summarized in the table below:

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

     The following table summarizes the allocation of the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date and the related estimated useful lives of the amortizable intangible assets acquired (in thousands, except for estimated useful life):

		Estimated useful life
Current Assets:
Cash and Equivalents	$600
Accounts Receivable	2,489
Other Current Assets	52
Total Current Assets	3,142
Current Liabilities:
Accounts Payable	(149)
Deferred Revenue	(267)
Accrued and Other Current Liabilities	(548)
Total Current Liabilities	(964)
Property and Equipment	346
Other Long-Term Assets	51
Deferred TaxLiability	(747)
Assumed Debt	(1,568)
Finite-Lived Intangible Assets:
Trademark	475	15 years
Customer Relationships	1,050	8 years
Total Intangible Assets	1,525
Goodwill	2,182
Total	$3,966

(amounts may not add due to rounding)

Pro Forma Impact

     The following unaudited pro forma condensed consolidated financial information has been prepared to illustrate the effects of the acquisition of IPS as if the acquisition occurred on October 1, 2017 and 2016. The historical consolidated financial information has been adjusted in the unaudited pro forma condensed combined financial statements to give effect to pro forma events that are directly attributable to the acquisition, factually supportable and, with respect to the condensed consolidated statements of operations, expected to have a continuing impact on the results of operations.

     The unaudited pro forma condensed consolidated statements of operations does not reflect future events that may occur after the completion of the acquisitions, including, but not limited to, the anticipated realization of ongoing savings from operating synergies and certain one-time charges the Company expects to incur in connection with the acquisition, including, but not limited to, costs in connection with integrating the operations of IPS.

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$9,539,539	$10,834,566	$24,888,433	$28,499,946
Gross profit	1,913,693	2,026,842	4,691,379	5,505,984

Operating expenses	2,114,528	1,608,855	4,698,870	5,187,961
Operating income (loss)	(200,835)	417,987	(7,491)	318,023
Other income (expense), net	434,960	200,499	368,276	(391,256)
Income before income taxes	234,125	618,486	360,785	(73,233)
Provision for income taxes (expense)	-	(3,211)	747,000	(11,874)
Net income (loss)	$234,125	$615,275	$1,107,785	$(85,107)

Earnings (loss) per share:
Basic	$0.02	$0.07	$0.12	$(0.01)
Diluted	$0.02	$0.07	$0.12	$(0.01)

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

     ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset's or liability's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4      FAIR VALUE MEASUREMENTS (Continued)

     The long-term portion of deferred cash consideration of $538,000 on our balance sheet includes a deferred cash component of $448,000 and an earn-out consideration component with a fair value of $90,000 measured using the Black-Scholes option pricing method, a Level 3 valuation technique. The value of the deferred cash consideration and the fair value of the earn-out consideration component at March 31, 2018 was $436,000 and $600,000, respectively. The fair value of the earn-out consideration was deemed to be only $90,000 at June 30, 2018 due to the low likelihood of reaching the projected actual EBITDA milestones as a result of lower gross margins and higher operating expenses than initially projected. Projected actual EBITDA in future earn-out periods are expected to fall short as cross-selling opportunities and cost synergies have not materialized as fast as expected. Per the guidance under ASC 805 – Business Combinations and Contingent Consideration, for contingent consideration classified as an asset or liability, any measured change in fair value shall be recognized in earnings. The fair value adjustments amount to $498,000 and are itemized under the Other income (expense) portion of the condensed consolidated statement of operations. The shortfall in expected EBITDA was also considered a triggering event with regards to the evaluation of the June 30, 2018 carrying value of our trademark and customer relationship intangible assets as well as the goodwill resulting from the acquisition of IPS. As such, the Company performed an assessment of the carrying values considering specific qualitative facts and circumstances, macroeconomic factors and utilizing the initial inputs and projections that supported the initial fair value valuations of the intangible assets acquired from IPS. Based on these assessments, the Company concluded that the trademark, customer list and goodwill were not impaired at June 30, 2018.

     The following table presents the placement in the fair value hierarchy and summarizes the change in fair value of the deferred cash consideration during the quarter ended June 30, 2018:

		Fair value measurement at reporting date using
	Balance	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2017:	$-	$-	$-	$-
Fair Value at date of acquisition - January 18, 2018	600,000	-	-	600,000
March 31, 2018:	$600,000	$-	$-	$600,000
Decrease in fair value of earn-out consideration	(510,000)	-	-	(510,000)
June 30, 2018:	$90,000	$-	$-	$90,000

     The fair value of the deferred cash consideration will be measured on a recurring basis at each reporting date. The following table provides the unobservable inputs and assumptions used to measure the deferred cash consideration at June 30, 2018:

Description	Valuation technique	Unobservable Inputs	Range
Earn-out consideration	Black-Scholes	Volatility	30% - 45%
		Risk free interest rate	2.05% - 2.57%
		Expected term, in years	0.42 - 2.42
		Dividend yield	0.00%

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue
Distribution	$5,910,120	$7,332,722	$18,441,016	$18,456,846
Design	3,629,419	-	6,447,417	-
Total Revenue	9,539,539	7,332,722	24,888,433	18,456,846
Cost of Sales
Distribution	4,936,676	6,054,812	15,420,002	15,304,021
Design	2,689,170	-	4,777,052	-
Total Cost of Sales	7,625,846	6,054,812	20,197,054	15,304,021
Segment Operating Income (loss)
Distribution	(165,626)	549,074	33,627	460,109
Design	(44,850)	-	39,034	-
Total Income (loss) from operations	(210,476)	549,074	72,661	460,109
Other Income (expenses)
Distribution	460,463	2,851	435,017	5,778
Design	(14,502)	-	(24,076)	-
Total Other income (expense)	445,961	2,851	410,941	5,778
Income before income taxes	$235,485	$551,925	$483,602	$465,887

    The following table presents total assets by operating segment:

	June 30,	September 30,
	2018	2017

Distribution	$11,857,762	$13,153,946
Design	7,114,986	-
Total assets	$18,972,748	$13,153,946

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

     In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expected term (years)	2.50-5.00	n/a	2.50-5.00	n/a
Expected volatility	80.0%-85.0%	n/a	80.0%-103.1%	n/a
Risk free interest rate	2.57%-2.84%	n/a	2.45%-2.84%	n/a
Expected dividends	0.00%	n/a	0.00%	n/a
Estimated annual forfeiture rate	10%	n/a	10%	n/a

     On February 23, 2018, the Company granted five-year options to employees to purchase an aggregate of 68,000 shares of common stock at an exercise price of $1.67 per share. The shares vest ratably over three years on the grant date anniversaries. The options had had an aggregate grant date fair value of $77,128, which is being amortized over the vesting period of the options.

     On April 25, 2018, the Company granted immediately vested ten-year options to purchase an aggregate of 40,816 shares of common stock to two former directors and immediately vested five-year options to purchase 214,000 shares of common stock to a director, all at an exercise price of $1.44 per share. The options had had an aggregate grant date fair value of $190,890, which was recognized immediately.

There were no options granted during the nine months ended June 30, 2017.

     The options granted during the three and nine months ended June 30, 2018 had a weighted average grant date value per share of $0.75 and $0.83, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6      SHARE-BASED COMPENSATION (Continued)

The following table summarizes stock option activity during the nine months ended June 30, 2018:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2017	246,000	$2.19
Granted	322,816	1.49
Exercised	-	-
Forfeited	(21,750)	2.16
Expired	-	-
Outstanding, June 30, 2018	547,066	$1.78	4.6	$46,875

Exercisable, June 30, 2018	478,314	$1.80	4.6	$45,049

     The Company recognized compensation expense of approximately $203,000 and $2,000 during the three months ended June 30, 2018 and 2017, respectively, and approximately $208,000 and $5,000 during the nine months ended June 30, 2018 and 2017, respectively, for stock option awards in its condensed consolidated statements of operations.

     As of June 30, 2018, there was approximately $61,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.7 years.

     The following table provides additional information regarding stock option awards that were outstanding and exercisable at June 30, 2018:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.64 to $1.23	$0.80	77,500	$0.80	6.3	74,998
$1.44 to $1.80	1.51	341,066	1.47	5.3	274,816
$2.20 to $2.85	2.48	66,000	2.48	1.9	66,000
$3.73 to $3.79	3.74	62,500	3.74	2.6	62,500
		547,066		4.6	478,314

Restricted Stock Awards

     On January 18, 2018, the Company granted 40,184 shares of restricted stock to two employees. The shares vest as follows: 16,072 shares vested immediately, 12,056 shares vest on July 18, 2018 and 12,056 shares vest on January 18, 2019. The awards had an aggregate grant date value of $49,828, which is been recognized over the vesting period of the awards.

     On April 25, 2018, the Company granted 20,832 shares of immediately vested restricted stock to two former directors. The awards had an aggregate grant date value of $29,998, which was recognized immediately.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6      SHARE-BASED COMPENSATION (Continued)

     The Company recognized compensation expense of approximately $33,000 and $15,000 during the three months ended June 30, 2018 and 2017, respectively, and approximately $69,000 and $92,000 during the nine months ended June 30, 2018 and 2017, respectively, for restricted stock awards in its condensed consolidated statements of operations. As of June 30, 2018, there was approximately $6,000 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.4 years.

    The following table summarizes restricted stock activity during the nine months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, September 30, 2017	160,000	$1.02	$162,600
Granted	61,016	1.31	79,826
Vested	(126,904)	1.08	(137,627)
Forfeited	(82,056)	1.09	(89,849)
Non-vested, June 30, 2018	12,056	$1.24	$14,950

NOTE 7     EARNINGS PER SHARE

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income (numerator for basic and diluted earnings per share)	$235,484	$551,925	$1,230,602	$465,887

Weighted average shares outstanding (denominator for basic earnings per share)	9,482,842	8,855,885	9,176,390	8,716,030

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	36,558	20,165	35,674	21,404
Assumed vesting of restricted stock, treasury stock method	28,489	30,796	69,271	78,998
Dilutive potential common shares	65,047	50,961	104,945	100,402

Denominator for diluted earnings per share - weighted average shares and
assumed potential common shares	9,547,889	8,906,846	9,281,335	8,816,432

Basic earnings per share	$0.02	$0.06	$0.13	$0.05
Diluted earnings per share	$0.02	$0.06	$0.13	$0.05

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7      EARNINGS PER SHARE (Continued)

     The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	As of June 30,
	2018	2017
Options	469,566	198,500
Warrants	151,335	723,846
Total potentially dilutive shares	620,901	922,346

NOTE 8      CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

     For the three and nine months ended June 30, 2018 and 2017, the Company had significant customers with individual percentage of total segment revenues equaling 10% or greater. The concentrations outlined below for the design segment for the nine month period ended June 30, 2018 is a shortened period commencing on January 19, 2018, the date of acquisition. The concentration of revenues and accounts receivable for each reporting segment are as follows:

Distribution Segment

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Customer 1	24.3%	26.3%	27.9%	23.5%
Customer 2	29.8%	22.2%	26.0%	22.5%
Customer 3	17.2%	21.8%	20.1%	24.7%
Customer 4	12.4%	11.8%	10.5%	11.8%
Totals	83.7%	82.1%	84.5%	82.5%

Design Segment
	For the Three	For the Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2018	2018
Customer 1	20.9%	18.1%
Customer 2	17.8%	10.3%
Customer 3	13.7%	13.6%
Customer 4	3.5%	10.2%
Totals	55.9%	52.2%

     At June 30, 2018 and September 30, 2017, concentration of accounts receivable with significant customers representing 10% or greater of segment accounts receivable was as follows:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8      CONCENTRATIONS (Continued)

Distribution Segment
	June 30, 2018	September 30, 2017
Customer 1	23.1%	35.5%
Customer 2	16.4%	13.3%
Customer 3	30.1%	18.0%
Customer 4	14.9%	14.1%
Totals	84.4%	80.9%

Design Segment
	June 30, 2018
Customer 1	28.0%
Customer 2	25.4%
Customer 3	10.1%
Totals	63.5%

NOTE 9      RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

     On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement with Forward China. The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Supply Agreement expires on March 8, 2019, subject to renewal. Terence Bernard Wise, Chief Executive Officer and Chairman of the Company, is a principal of Forward China. In addition, Jenny P. Yu, Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company has a balance of $3.8 million due to Forward China in the current liabilities section of the balance sheet at June 30, 2018 for the purchase of inventory. The Company recognized approximately $355,000 and $300,000 during the three months ended June 30, 2018 and 2017, respectively, and approximately $1,073,000 and $1,007,000 during the nine months ended June 30, 2018 and 2017, respectively, in service fees paid to Forward China, which are included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations. During the nine months ended June 30, 2018 and 2017, the Company received commissions from Forward China of $0 and $12,904, respectively, which is included in net revenues. The Company did not receive commissions from Forward China for the three months ended June 30, 2018 and 2017.

Promissory Note

     On January 18, 2018, the Company issued a $1.6 million promissory note payable to Forward China in order to fund the acquisition of IPS. The note is due and payable in full on January 18, 2019. The promissory note bears an interest rate of 8% per annum. Monthly interest payments commenced on February 18, 2018. For the three and nine months ended June 30, 2018, the Company made $32,001 and $53,335, respectively, in interest payments associated with the note.

NOTE 10      LEGAL PROCEEDINGS

     From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11      WARRANT EXERCISE

     Effective January 22, 2018 through January 24, 2018, nine warrant holders exercised (via cashless exercises) an aggregate of 521,621 warrants with an exercise price of $1.84 per share and were issued an aggregate of 223,704 shares of the Company’s common stock.

     Effective June 26, 2018, a warrant holder exercised (via a cashless exercise) 50,890 warrants with an exercise price of $1.84 per share and was issued 8,520 shares of the Company’s common stock.

NOTE 12      LINE OF CREDIT

     The Company, specifically IPS, has a $1,000,000 revolving line of credit with TD Bank which matures on August 31, 2018, and will likely be extended for another year. The interest rate on the line of credit is 0.75% above the Wall Street Journal prime rate. As of the filing of this report, the company has $800,000 available under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually and the Company is expected to meet.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The following discussion and analysis compares our consolidated results of operations for the three and nine months ended June 30, 2018 (the “2018 Quarter” and “2018 Period”, respectively) with those for the three and nine months ended June 30, 2017 (the “2017 Quarter” and “2017 Period”, respectively). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Updated Information

     As previously disclosed, the Company received a letter from the Financial Industry Regulatory Authority (“FINRA”) notifying the Company that FINRA was investigating trading in the Company’s securities surrounding the January 18, 2018 announcement that the Company had acquired Intelligent Product Solutions, Inc. (the “FINRA Investigation”). On May 8, 2018, the Company received notice from FINRA that the FINRA Investigation had been completed and that the matter had been referred to the SEC. As of the date of this filing, the Company has not received any communication from the SEC on this matter. The Company will cease providing updates with respect to this matter in its Quarterly and/or Annual Reports until there is a material update to report as required by the SEC disclosure rules and regulations.

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

     As a result of our acquisition of IPS on January 18, 2018, our business has been augmented. Key terms of the acquisition are contained in a Form 8-K filed with the SEC on January 18, 2018. The operating results for IPS are included in the consolidated financial statements from the effective date of the acquisition of January 18 through June 30, 2018.

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

Segment Reporting

     As a result of the acquisition of IPS, management will conduct business through two distinct operating segments, which are also our reportable segments: distribution and design. Forward US and Forward Switzerland comprise the distribution operating segment and IPS is the design operating segment. It should be noted that financial performance and results of operations in the design segment for the nine months ended June 30, 2018 only covers the period following the closing of the acquisition of IPS on January 18, 2018 through third quarter end on June 30, 2018.

Goodwill

Goodwill was acquired through the IPS acquisition on January 18, 2018. The value of goodwill acquired was $2.182 million. There was no impairment as of June 30, 2018.

Intangible Assets

    Intangible assets were acquired through the IPS acquisition on January 18, 2018. The intangible assets include trademark and customer relationships. The value at acquisition date of January 18, 2018 was $475,000 for the trademark and $1,050,000 for the customer relationships. The intangible assets are amortized over the useful life which is 15 years for the trademark and 8 years for the customer relationships. Amortization of intangibles is recognized in the general & administrative expenses within the design segment of operations for the periods presented. The net value of the intangible assets was approximately $991,000 and $461,000 for the customer relationships and trademark, respectively.

Recent Accounting Pronouncements

     For information on recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements, herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

     The results of operations disclosed below presents Forward’s distribution business and IPS’ design segments as distinct operating units.

Net Income

Distribution Segment

     Distribution segment net income was approximately $295,000 in the 2018 Quarter compared to net income of approximately $552,000 in the 2017 Quarter. Net income in the 2018 Quarter was due to the non-cash FMV adjustments explained in Note 4 (see Note 4 to the unaudited condensed consolidated financial statements contained herein). The distribution segment incurred an operating loss of approximately ($166,000) in the 2018 Quarter compared to an operating income of approximately $549,000 in the 2017 Quarter. The drop in operating income in the 2018 Quarter was primarily due to a decline in sales combined with an increase in operating expenses, as reflected in the table below.

Design Segment

Design segment net loss was approximately ($59,000) in the 2018 Quarter.

	Main Components of Net Income
	(amounts in thousands)
	2018			2017			Increase
	Quarter			Quarter			(Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$9,540	$5,910	$3,629	$7,333	$7,333	$-	$2,207

Gross profit	$1,914	$973	$940	$1,278	$1,278	$-	$636
Less:
Sales and marketing expenses	548	327	221	309	309	-	239
General and administrative expenses	1,576	812	764	420	420	-	1,156
Operating income (loss)	$(210)	$(166)	$(45)	$549	$549	$-	$(759)
(Amounts may not add due to rounding)

     Basic and diluted earnings (loss) per share was $0.02 per share for the 2018 Quarter and $0.06 per share for the 2017 Quarter.

Net Revenues

Distribution Segment

     Net revenues in the distribution segment declined $1.4 million, or 20%, to $5.9 million in the 2018 Quarter from $7.3 million in the 2017 Quarter primarily as a result of decreased Diabetic product line revenue, and to a lesser extent, a decline in Other Product revenue. The following tables set forth revenues by channel, product line and geographic location of our Distribution segment customers for the periods indicated:

	Net Revenues for 2018 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$1,697	$1,826	$1,673	$5,196
Other products	372	269	74	714
Total net revenues	$2,069	$2,094	$1,747	$5,910

	Net Revenues for 2017 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$2,197	$1,731	$2,295	$6,223
Other products	575	491	44	1,110
Total net revenues	$2,772	$2,222	$2,339	$7,333

(Amounts may not add due to rounding)

Diabetic Product Revenues

     Forward’s distribution segment manufactures to the order of, and sells carrying cases for blood glucose diagnostic kits directly to, OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through their retail distribution channels.

     Revenues from Diabetic Products declined $1.03 million, or 17%, to $5.2 million in the 2018 Quarter from $6.2 million in the 2017 Quarter. This decline was due to lower revenues from all of our major Diabetic Products customers.

     The following table sets forth our distribution segment net revenues by Diabetic Products customer for the periods indicated:

	2018	2017	Increase
	Quarter	Quarter	(Decrease)
	(amounts in thousands)
Diabetic Products Customer A	$1,018	$1,928	$(910)
Diabetic Products Customer B	1,435	1,630	(195)
Diabetic Products Customer C	1,760	1,602	158
Diabetic Products Customer D	732	863	(131)
All other Diabetic Products Customers	250	200	50
Totals	$5,196	$6,223	$(1,028)

(Amounts may not add due to rounding)

     Revenues from Diabetic Products represented 88% of our distribution segment net revenues in the 2018 Quarter compared to 85% of our distribution segment net revenues in the 2017 Quarter.

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

     Revenues from Other Products declined approximately $396,000 to approximately $714,000 in the 2018 Quarter from approximately $1,110,000 in the 2017 Quarter. This is primarily due to a decrease of approximately $227,000 in sales to a navigation and wireless device customer, in addition to declining sales from other customers, not individually material. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

     Revenues from Other Products represented 11% of our distribution segment net revenues in the 2018 Quarter compared to 16% of our distribution segment net revenues in the 2017 Quarter.

Design Segment

     Net revenues in the design segment were approximately $3.63 million for the quarter ended June 30, 2018 as compared to approximately $2.83 million for the shortened period ended March 31, 2018. There are two primary service revenue types within our design services segment: Engineering design services and Software design services. Design segment customers are primarily located in the Americas. The following tables set forth revenues by service type of our Design segment customers for the quarter ended June 30, 2018:

2018 Quarter
(amounts in
thousands)
Engineering services	$2,984
Software services	645
Total net revenues	$3,629

Engineering Services Revenue

     IPS offers expert industrial, mechanical and electrical engineering designs and solutions for a wide array of products including, but not limited to, wearables, medical devices, smart displays, vending machines, security screening equipment, home security systems and energy storage devices. Engineering services revenue was nearly $3.0 million for the quarter.

Software Services Revenue

     IPS software designers and engineers provide development and design solutions in data software for IoT (“Internet of Things”), search-oriented solutions, custom analytics, application stacks, integration, hosting, cloud services and support. Software development revenues was $0.6 million for the quarter.

     The following table sets forth our design segment net revenues by major customers for the quarter from April 1, 2018 to June 30, 2018:

2018
Quarter
(amounts in
thousands)
Design Segment Customer A	$758
Design Segment Customer B	646
Design Segment Customer C	497
All other Design Segment Customers	1,728
Totals	$3,629

Gross Profit

Distribution Segment

     Gross profit for the distribution segment declined approximately $305,000, or 24%, to approximately $973,000 in the 2018 Quarter from approximately $1.278 million in the 2017 Quarter. As a percentage of revenues, our gross margin decreased to 16.5% in the 2018 Quarter, compared to 17.4% in the 2017 Quarter.

     The fall in gross profit rise was driven primarily by a substantial decline in sales volume to a higher-margin customer located in both in AMER and EMEA. APAC was the only region where we saw an upward movement in sales volume in the diabetic product division from the prior year due to positive sales to a longstanding diabetic customer.

Design Segment

     Gross Profit for the design segment was approximately $940,000 for the quarter ended June 30, 2018. Gross Profit as a percentage of revenue was 25.9% for the design segment which was a slight decrease from the prior shortened period ended March 31, 2018. Depreciation expense was approximately $35,000 for the 2018 Quarter as compared to approximately $28,000 for the prior shortened period ended March 31, 2018. Depreciation expense is allocated to Cost of Sales in the design segment.

Sales and Marketing Expenses

Distribution Segment

     Sales and marketing expenses for the distribution segment remained steady, quarter over quarter, with a slight increase of approximately $18,000, or 6%, to approximately $327,000 in the 2018 Quarter from approximately $309,000 in the 2017 Quarter. The increase was primarily due to a rise in management’s business travel expenses related to the acquisition and integration of IPS of approximately $36,000, offset by a decrease in other expenses of approximately $21,000. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

Design Segment

     Sales and marketing expenses for the design segment were approximately $221,000 for the quarter from April 1, 2018 to June 30, 2018 as compared to approximately $135,000 for the prior shortened period ended March 31, 2018.

General and Administrative Expenses

Distribution Segment

     General and administrative expenses for the distribution segment increased approximately $392,000, or 93%, to approximately $812,000 in the 2018 Quarter from approximately $420,000 in the 2017 Quarter, primarily due to increased director’s share-based compensation expense of approximately $209,000, an increase in legal fees primarily related to the FINRA investigation of approximately $66,000, an increase in salaries for management of approximately $33,000, an increase in accounting, audit and tax fees of approximately $60,000. Fluctuations in other components of “General and Administrative Expenses” were not material individually or in the aggregate.

Design Segment

     General and administrative expenses for the design segment were approximately $764,000 for the 2018 Quarter as compared to approximately $512,000 for the prior shortened period ended March 31, 2018. Amortization of intangible assets was approximately $41,000 for the 2018 Quarter as compared to approximately $32,000 for the prior shortened period ended March 31, 2018. Amortization of intangible assets is allocated to general and administrative expenses in the design segment.

Other Income (Expense)

Distribution Segment

     Other income, net, for the distribution segment increased to approximately $460,000 of income for the 2018 Quarter from approximately $3,000 of income in the 2017 Quarter, primarily due to the non-cash FMV adjustment to the earn-out consideration and deferred cash consideration related to the obligations resulting from the IPS acquisition (see Note 4 to the unaudited condensed consolidated financial statements contained herein). The shortfall in expected EBITDA was also considered a triggering event with regards to the evaluation of the June 30, 2018 carrying value of our trademark and customer relationship intangible assets as well as the goodwill resulting from the acquisition of IPS. As such, the Company performed an assessment of the carrying values considering specific qualitative facts and circumstances, macroeconomic factors and utilizing the initial inputs and projections that supported the initial fair value valuations of the intangible assets acquired from IPS. Based on these assessments, the Company concluded that the trademark, customer list and goodwill were not impaired at June 30, 2018.

Design Segment

     Other income (expense), net, for the design segment was approximately $15,000 of expense composed of net interest expense, primarily, for the quarter from April1, 2018 to June 30, 2018.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2017 Net Income (Loss)

Distribution Segment

     Distribution net income in the 2018 Period was approximately $1.23 million compared to a net income of approximately $466,000 in the 2017 Period. The 2018 Period fluctuation from the prior year is primarily due to a $747,000 tax benefit recognized as a result of the IPS acquisition and a non-cash FMV adjustment (see Note 4 to the unaudited condensed consolidated financial statements contained herein). The distribution segment incurred operating income of approximately $34,000 in the 2018 Period compared to an operating income of approximately $460,000 in the 2017 Period. The decline in operating income was primarily due to the increase in general and administrative expenses of approximately $476,000, as reflected in the table below.

Design Segment

     Design segment net income was approximately $15,000 in the shortened 2018 Period, from January 19, 2018 to June 30, 2018.

	Main Components of Net Income
	(amounts in thousands)
	2018			2017			Increase
	Period			Period			(Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$24,888	$18,441	$6,447	$18,457	$18,457	$-	$6,432

Gross profit	$4,691	$3,021	$1,670	$3,153	$3,153	$-	$1,539
Less:
Sales and marketing expenses	1,291	935	356	1,116	1,116	-	175
General and administrative expenses	3,328	2,052	1,276	1,576	1,576	-	1,751
Operating income (loss)	$73	$34	$39	$460	$460	$-	$(387)
(Amounts may not add due to rounding)

     Basic and diluted earnings (loss) per share was $0.13 per share for the 2018 Period and $0.05 per share for the 2017 Period.

Net Revenues

Distribution Segment

     Distribution segment net revenues in the 2018 Period slightly declined by approximately $16,000, or 0.1%, to $18.441 million from $18.457 million in the 2017 Period. The increase in sales from Diabetic Products of approximately $844,000, partially offset the decline in Other Product sales of approximately $860,000. The following tables set forth revenues by channel, product line and geographic location of our Distribution segment customers for the periods indicated:

	Net Revenues for 2018 Period
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$4,446	$4,927	$7,014	$16,387
Other products	975	841	238	2,054
Total net revenues	$5,421	$5,768	$7,252	$18,441

	Net Revenues for 2017 Period
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$6,279	$4,363	$4,900	$15,542
Other products	1,048	1,604	263	2,915
Total net revenues	$7,327	$5,967	$5,163	$18,457

(Amounts may not add due to rounding)

Diabetic Product Revenues

     Revenues from Diabetic Products increased approximately $844,000 to $16.4 million in the 2018 Period from $15.5 million in the 2017 Period. The increase was primarily due to greater revenues from two of our major Diabetic Products customers (Diabetic Products customers B and C) and our other Diabetic Products customers. The decrease was offset, in part, by lower revenues from our other major Diabetic customers (Diabetic Products customers A and D).

    The following table sets forth our revenues by Diabetic Products’ customers for the periods indicated:

	2018	2017	Increase
	Period	Period	(Decrease)
	(amounts in thousands)
Diabetic Products Customer A	$3,698	$4,565	$(867)
Diabetic Products Customer B	5,141	4,330	811
Diabetic Products Customer C	4,796	4,145	651
Diabetic Products Customer D	1,937	2,172	(235)
All other Diabetic Products Customers	814	330	484
Totals	$16,386	$15,542	$844

(Amounts may not add due to rounding)

     Revenues from Diabetic Products represented 89% of our distribution segment net revenues in the 2018 Period compared to 84% of our distribution net revenues in the 2017 Period.

Other Product Revenues

     Revenues of Other Products decreased approximately $0.9 million to $2.06 million in the 2018 Period from $2.92 million in the 2017 Period. This is primarily due to a decline in sales to two legacy customers of approximately $0.7 million. Forward has shown promise in booking sales orders for new customers in this division and we will continue to focus on our sales and sales support teams in an attempt to expand and diversify our Other Products customer base within our distribution segment. The acquisition of IPS expands our potential product offering in this segment of our distribution business.

     Revenues from Other Products represented 11% of our distribution segment net revenues in the 2018 Period compared to 16% of our total net revenues in the 2017 Period.

Design Segment

     Net revenues in the design segment were approximately $6.4 million for the period from January 19, 2018 to June 30, 2018. The following tables set forth revenues by service type of our Design segment customers for the shortened period from January 19, 2018 to June 30, 2018:

2018 Period
(amounts in
thousands)
Engineering services	$5,342
Software services	1,105
Total net revenues	$6,447

     The following table sets forth our design segment net revenues by major customers for the shortened period from January 19, 2018 to June 30, 2018:

2018
Period
(amounts in
thousands)
Design Segment Customer A	$1,168
Design Segment Customer C	878
Design Segment Customer B	663
Design Segment Customer D	661
All other Design Segment Customers	3,077
Totals	$6,447

Gross Profit

Distribution Segment

     The decline in gross profit in our distribution segment of approximately $132,000 is mostly driven by product mix and pricing pressures from customers. Gross profit percentage of net revenue declined to 16.4% in the 2018 Period from 17.1% in the 2017 Period. The decline in gross margins results from pricing pressures from our customers.

Design Segment

     Gross Profit for the design segment was approximately $1.67 million for the shortened period from January 18, 2018 to June 30, 2018. Gross Profit as a percentage of revenue was 25.3% for the design segment. Depreciation expense of approximately $63,000 for the period is allocated to Cost of Sales.

Sales and Marketing Expenses

Distribution Segment

     Sales and marketing expenses for the distribution segment decreased approximately $181,000, or 16%, to approximately $935,000 in the 2018 Period compared to approximately $1.116 million in the 2017 Period, primarily due to decreased personnel expenses of approximately $134,000 and decreased advertising and promotional events fees of approximately $65,000. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

Design Segment

     Sales and marketing expenses for the design segment was approximately $356,000 for the shortened period from January 19, 2018 to June 30, 2018.

General and Administrative Expenses

Distribution Segment

     General and administrative expenses for the distribution segment increased approximately $476,000, or 30%, to approximately $2,052,000 in the 2018 Period from approximately $1,576,000 in the 2017 Period, primarily due to higher professional fees of approximately $235,000 (accounting and legal fees related to the IPS acquisition), higher director’s share-based compensation expense of approximately $142,000, higher accounting review and audit fees of approximately $46,000 and higher travel reimbursement expenses, partially offset by a reduction in director’s board fees of approximately $69,000 and a reduction in D&O insurance expense of approximately $36,000. Fluctuations in other components of “General and Administrative Expenses” were not individually material.

Design Segment

     General and administrative expenses for the design segment were approximately $1.276 million for the shortened period from January 19, 2018 to June 30, 2018. Amortization of intangible assets of approximately $73,000 for the period is allocated to general and administrative expenses.

Other Income (Expense)

Distribution Segment

     Other income (expense), net, for the distribution segment was approximately $435,000 of income in the 2018 Period compared to approximately $6,000 of income for the 2017 Period. The increase to other income is primarily due to the $498,000 net fair value adjustment for the earn-out consideration and the deferred cash consideration (see Note 4 to the unaudited condensed consolidated financial statements contained herein). The fair value adjustment to other income was offset by approximately $53,000 in interest expense. The shortfall in expected EBITDA was also considered a triggering event with regards to the evaluation of the June 30, 2018 carrying value of our trademark and customer relationship intangible assets as well as the goodwill resulting from the acquisition of IPS. As such, the Company performed an assessment of the carrying values considering specific qualitative facts and circumstances, macroeconomic factors and utilizing the initial inputs and projections that supported the initial fair value valuations of the intangible assets acquired from IPS. Based on these assessments, the Company concluded that the trademark, customer list and goodwill were not impaired at June 30, 2018.

Design Segment

     Other income (expense), net, for the design segment was approximately $24,000 of expense composed of net interest expense, primarily, for the shortened period from January 19, 2018 to June 30, 2018.

Income Taxes

     For the nine months ended June 30, 2018, the Company recorded an income tax benefit of approximately $747k. The Company generated net income of approximately $484k for the nine months ended June 30, 2018. The effective tax rate for the nine months ended June 30, 2018 was approximately -154%. The effective tax rate differs from the statutory tax rate of 24% (34% for 3 months in 2017 and 21% for 9 months in 2018) primarily due to a reduction in the valuation allowance as a result of the Company’s deferred tax liability created upon the acquisition of IPS. The Company maintains significant net operating loss carryforwards and other than the reduction in the valuation allowance and resulting tax benefit of $747k, due to the acquisition of IPS, does not recognize income tax expense (benefit) as the Company’s deferred tax provision is typically offset by maintaining a full valuation allowance on the Company’s net deferred tax asset.

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

     Our cash flow has been significantly impacted by the IPS acquisition. As part of the IPS acquisition, (i) we borrowed $1.6 million from Forward China and issued them an 8% one-year note (due January 18, 2019) with interest due monthly; (ii) we assumed approximately $1.5 million of debt (due at various dates through 2020); and (iii) we agreed to pay $1,000,000 of deferred cash consideration (with the first payment of $500,000, which has been paid, the second payment of $200,000 due on September 30, 2019, and third payment of $300,000 due on September 30, 2020).

     With respect to the acquisition of IPS and managing working capital or purchasing capital assets and equipment for the design segment, we anticipate there may be a need for utilizing the existing Line of Credit. As of the filing of this report, we had approximately $800,000 available under the $1,000,000 Line of Credit.

     We anticipate that our liquidity and financial resources for Forward and the consolidated subsidiaries for the next 12 months from the date of the filing of this Form 10-Q will be adequate to manage our operating and financial requirements.

     At June 30, 2018, our current ratio (current assets divided by current liabilities) was 2.0; our quick ratio (current assets less inventories divided by current liabilities) was 1.9; and our working capital (current assets less current liabilities) was $7.6 million.

During the nine months ended June 30, 2018 and 2017, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

     During the 2018 Period, cash provided by operating activities of approximately $618,000 resulted from a net income of approximately $1,231,000, a reduction in inventory of approximately $760,000, an increase in accounts payable (including due to Forward China) of approximately $86,000, partially offset by an increase in accounts receivable of approximately $357,000, a decrease in deferred income of approximately $310,000, an increase in prepaid expenses of approximately $33,000, a reduction in accrued expenses of approximately $20,000, and the add back of non-cash items including share-based compensation of approximately $277,000, depreciation and amortization of approximately $158,000, bad debt expense of approximately $62,000, deferred rent amortization of approximately $9,000 and a non-cash reduction of deferred tax asset valuation of $747,000 and a non-cash reduction of approximately $498,000 in FMV of the earn-out consideration and deferred cash consideration.

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

Cash Flows from Investing Activities

     In the 2018 Period, cash used for investing activities of approximately $1,368,000 resulted primarily from the cash consideration paid for the IPS acquisition and purchases for capital assets of approximately $39,000, partially offset by the cash acquired in the IPS acquisition of approximately $600,000.

In the 2017 Period, there was no cash used in investing activities.

Cash Flows from Financing Activities

     In the 2018 Period, cash provided by financing activities of approximately $468,000 consisted of $1,600,000 borrowed from Forward China to facilitate the IPS acquisition and $550,000 in borrowings on the Line of Credit, offset by $950,000 in repayments on the Line of Credit, a $500,000 payment for cash consideration of IPS purchase, approximately $220,000 in repayments on notes payable and approximately $11,000 in repayments on capital equipment leases.

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

     PART II.           OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A.    RISK FACTORS

     Not applicable to smaller reporting companies. Investors are encouraged to review our risk factors previously disclosed under Item 1A in our Form 10-Q for the quarter ended December 31, 2017 and in our Form 10-K for the fiscal year ended September 30, 2017.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Act”), other than the following: On June 26, 2018, a warrant holder exercised (via cashless exercises) an aggregate of 50,890 warrants with an exercise price of $1.84 per share and was issued an 8,520 shares of the Company’s common stock. The securities were issued and sold in reliance upon the exemption from registration contained in Section 3(a)(9) of the Act.

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

Dated: August 14, 2018

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise
Terence Wise
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Michael Matte
Michael Matte
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

					Filed or Furnished Herewith
		Incorporated by Reference
No.	Exhibit Description	Form	Date	Number
2.1	Stock Purchase Agreement dated as of January 18, 2018 between Forward Industries and the holders of all the common stock of Intelligent Product Solutions, Inc.	8-K	1/18/18	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment to the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3	Certificate of Amendment to the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Rights Agreement, dated as of April 26, 2013	8-K	4/26/13	4.1
4.2	Promissory Note dated January 18, 2018 - Forward Industries (Asia-Pacific)	8-K	1/18/18	4.1
10.1	Buying Agency and Supply Agreement with Forward Industries (Asia-Pacific), Corporation, dated as of September 9, 2015	10-K	12/16/15	10.7
10.2	Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.3	Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.4	Form of Employment Agreement – IPS Sellers **	8-K	1/18/18	10.1
10.5	Employment Agreement dated May 16, 2018 - Terence Wise **	10-Q	5/18/18	10.5
10.6	Employment Agreement dated May 16, 2018 - Michael Matte **	10-Q	5/18/18	10.6
10.7	Form of Director Option Agreement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed
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