Form 10-K
period 2018-09-30
Forward Industries, Inc.
filed 2018-12-20
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended September 30, 2018

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from  _____ to_____

Commission File Number: 001-34780

FORWARD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New York	13-1950672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Rosemary Ave. Suite 219, West Palm Beach, FL 33401
(Address of principal executive offices, including zip code)

(561) 465-0030
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, $0.01 par value per share

Name of each exchange on which registered:  Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐   Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐   Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rue 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

☐ Large accelerated filer	☐Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $7,769,000.

As of December 14, 2018, 9,533,851 shares of the Registrant's common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 30, 2018.

Forward Industries, Inc.
Table of Contents

Note Regarding Use of Certain Terms

In this Annual Report on Form 10-K, unless the context otherwise requires, the following terms have the meanings assigned to them as set forth below:

"Forward", "Forward Industries", "we", "our", and the "Company" refer to Forward Industries, Inc., a New York corporation, together with its consolidated subsidiaries;

"Common stock" refers to the common stock, $.01 par value per share, of Forward Industries, Inc.;

"Forward US" refers to Forward Industries' wholly owned subsidiary Forward Industries (IN), Inc., an Indiana corporation;

"Forward Switzerland" refers to Forward Industries' wholly owned subsidiary Forward Industries (Switzerland) GmbH, a Swiss corporation;

"Forward UK" refers to Forward Industries' wholly owned subsidiary Forward Industries UK Limited, a UK corporation;

"IPS" refers to Forward Industries' wholly-owned subsidiary Intelligent Product Solutions, Inc., a New York corporation;

"Forward China" refers to Forward Industries Asia-Pacific Corporation (f/k/a Seaton Global Corporation), a British Virgin Islands registered corporation that is Forward's exclusive sourcing agent in the Asia Pacific Region;

"U.S. GAAP" refers to accounting principles generally accepted in the United States of America;

"Commission" refers to the United States Securities and Exchange Commission;

"Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended;

"Fiscal 2018" refers to our fiscal year ended September 30, 2018;

"Fiscal 2017" refers to our fiscal year ended September 30, 2017;

"Europe" refers to the countries included in the European Union;

"EMEA Region" refers to the geographic area encompassing Europe, the Middle East and Africa;

"APAC Region" refers to the Asia Pacific Region, consisting of Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam;

"Americas" refers to the geographic area encompassing North America, Central America, and South America; and

"OEM" refers to Original Equipment Manufacturer.

PART I

ITEM 1.      BUSINESS

General

Forward Industries, Inc. ("Forward" or the "Company"), through its wholly-owned subsidiaries, Intelligent Product Solutions ("IPS"), Forward US, Forward Switzerland and Forward UK, is a single source solution provider for the full spectrum of hardware and software product design and engineering services as well as a designer and distributer of carry and protective solutions. With the 2018 acquisition of IPS, Forward now provides clients, both large and small, a "one-stop-shop" for product design, development, manufacturing, and distribution.

Historically, our principal customer market has been original equipment manufacturers, or "OEMs" (or the contract manufacturing firms of these OEM customers), that either package their products as accessories "in box" together with their branded product offerings, or sell them through their retail distribution channels.

Through the acquisition of IPS, the Company now offers a full suite of product development services required to conceptualize, create, and maintain products throughout the entire product life-cycle, from beginning of product concept and design to production support and field support.

Corporate History

Forward was incorporated in 1961 as a manufacturer and distributer of advertising specialty and promotional products. In 1989, we acquired Forward US, a manufacturer of soft-sided carrying cases. The carrying case business became our predominant business, and in September 1997, we sold the assets relating to the production of advertising specialty and promotional products, ceasing to operate in that segment.

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

In January 2018, Forward acquired IPS which resulted in IPS being a wholly-owned subsidiary of Forward. The Company believes that the design and engineering service capabilities will augment the Company's core sourcing business.

Hereafter, the Company will use the term "distribution" to refer to what has historically been described as the "OEM" business. However, we may refer to our customers as "OEM" customers, using a standard industry term. In addition, we will use the term "design" or "design and development" to describe the acquired IPS business, to be consistent with the operating segment definitions (see Note 16 to the audited consolidated financial statements herein).

Customers

The Company's distribution customers are located in (i) the Asia-Pacific Region, which we refer to as the "APAC Region"; (ii) Europe, the Middle East, and Africa, which we refer to as the "EMEA Region"; and (iii) the Americas.

IPS is currently actively providing product development services for Fortune 500 companies, established mid-level companies, and start-ups. The wide range of industries served include industrial electronics, medical and dental equipment, food/beverage, department of defense, certain luxury brands, and oil/gas.

Products

The Company's distribution products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms).

The Company does not manufacture any of its distribution products and sources substantially all of its distribution products from independent suppliers in China, through Forward China.

Diabetic Products

We sell carrying cases for blood glucose diagnostic kits ("Diabetic Products") directly to OEM customers, or their contract manufacturers. These electronic monitoring kits are made for use by diabetics. We typically sell these cases at prices ranging from approximately $0.60 to $7.00 per unit. Unit volumes are sold predominantly at the lower end of this price range. We also sell higher end units ranging from approximately $18.50 to $39.00 per unit, but this represents less than 1% of net revenues. The distribution customer (or its contract manufacturer) packages our carry cases "in box" as a custom accessory for the customer's blood glucose testing and monitoring kits, or to a much lesser extent, sells them through their retail distribution channels. These kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer's logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders. As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet. For Fiscal 2018, our Diabetic Products customers accounted for approximately 89% of our total net revenues in the distribution business, compared to 85% in Fiscal 2017.

Other Products

We also sell carrying and protective solutions to distribution customers for a diverse array of other portable electronic and other products ("Other Products"), including sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, and firearms, on a made-to-order basis that are customized to fit the products sold by our distribution customers. Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design and sell the carry solution. For Fiscal 2018, our Other Products accounted for approximately 11% of our total net revenues in the distribution business, compared to 15% in Fiscal 2017.

The acquisition of IPS enables a complete range of design and engineering services which broaden the spectrum to include the complete design and development of a diverse array of consumer and industrial electronics products. These include but are not limited to medical products, smart displays, beverage vending, enterprise and mobile software applications, lighting, security and detections systems, cameras, wearables and vehicle controls. Solutions in these and other areas are designed and developed in-house, beginning at product concept, extending through design, engineering and prototype, and final design for manufacturing and Computer-Aided Design (CAD) files. As a combined company, we are able to provide manufacturing sourcing and final product support and delivery services for initial short-run, low volume products.

Product Development

In our distribution business, the product life cycle in distributing and selling our technology solutions to our customers is as described below. We typically receive requests to submit product designs in connection with a customer's introduction and rollout to market of a new product. IPS collaborates with clients to determine functionality, size and other basic specifications and requirements for products, including the distribution customer's identifying logo imprint if required on the product. Our design and production resources develop more detailed product specifications and design options for our customer's evaluation. We provide documentation of each phase to the client and arrive at approval of a working prototype. Working with our suppliers and the customer, samples are modified and refined. Once approved for commercial introduction and order by our customer, we work with our suppliers to ensure conformity of commercial production to the definitive product samples and specifications. Manufacture and delivery of products in production quantities are coordinated with the customer's manufacturing and shipment schedules so that our products are available with the customer's additional product components prior to shipment and sale, or to a lesser extent sold by our customer through its retail distribution channels.

Services

Services offered for each engagement vary from full development utilizing a wide range of its in-house design and engineering functions, to targeted design and engineering support for clients with in-house development teams. In-house capabilities (over 100 designers and engineers including contractors) include the following:

  Electrical Engineering

  Mechanical Engineering

  Software Engineering

  Industrial Design

  User Experience/User Interface (UX/UI) Design and Development

  Optical Engineering

  Program Management

  IoT System Architecture

  Marketing

Distribution

Channels of Distribution

We primarily ship our products directly to our distribution customers (or their contract manufacturers), who package our accessory products "in box" with their branded products. Some of our customers also purchase certain of our products and offer them for sale as stand-alone accessories to complement their product offerings.

Distribution Hubs for Customers

During Fiscal 2017, we had distribution hub arrangements with four distribution customers. Effective May 1, 2017, one of the hub arrangements was changed from consignment to FOB shipping point. Accordingly, as of September 30, 2018, we had distribution hub arrangements with three distribution customers. These arrangements obligate us to supply our products to our customer's distribution hubs (may be multiple locations) where their products are manufactured, kitted, and/or warehoused pending sale, and where our products are packaged "in box" with the distribution customer's products or, to a much lesser extent, distributed for retail sale. The product quantities we are required to supply to each distribution hub are based on the distribution customer's purchase orders and forecasts. We do not recognize revenue for product shipped to a hub until we have been notified by our customer that our product has been withdrawn or used up from the distribution hub. Hub arrangements have had the general effect of extending financing for our customers' inventory purchases by extending the time between our placement of orders to our suppliers in order to ship and supply the hubs and the time that we are able to recognize revenue. The corollary effect is an increase in our inventory levels.

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

Dependence on Sourcing Agent

On September 9, 2015, the Company renewed a Buying Agency and Supply Agreement (the "Supply Agreement") with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (the "Agent") on substantially the same terms as its previous buying agency and supply agreement with the Agent, which was due to expire on September 11, 2015. The Supply Agreement provides that the Agent acts as the Company's exclusive buying agent of carry and protective solutions. The Agent also arranges for sourcing, manufacture and exportation of such products. The Company purchases products at the Agent's cost and pays a service fee to the Agent. The service fee is calculated at $100,000 monthly plus 4% of "Adjusted Gross Profit", which is defined as the selling price less the cost from the Agent. The Supply Agreement terminates on March 8, 2019 and is expected to be renewed under the same terms, substantially. Mr. Terence Wise, the Company's Chairman, Chief Executive Officer and largest shareholder, is a principal of the Agent. See "Item 1A. - Risk Factors" regarding our dependence on the Agent.

Suppliers

We procure substantially all our supply of carrying solutions products for our distribution business from independent suppliers in China through the Agent. Depending on the product, we may require several different suppliers to furnish component parts or pieces.

We place orders with the Agent at the time we receive firm purchase orders and/or forecasts from our distribution customers for a particular product. Accordingly, we do not have minimum supply requirement agreements with our suppliers to guarantee us supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of our suppliers. However, from time to time, we may order products from our suppliers in advance of receiving a customer purchase order, or in quantities in excess of those forecasted to us by our customer, for which they are contractually obligated to us, in order to meet our customer's anticipated delivery demands. Beginning September 1, 2013 we began making purchases directly from Forward China. During the years ended September 30, 2018 and 2017, all of our purchases were made directly through Forward China.

There are very few suppliers for the design and development part of the business as it is a services based business. We do, however, purchase supplies and equipment to perform prototypes or "mock-ups" for design and development projects. Design business suppliers are predominantly based in the United States.

Quality Assurance

Forward's quality assurance manager oversees the process to ensure that our distribution products manufactured by our Chinese suppliers meet our quality assurance standards. He independently verifies and supervises the inspection of products provided by independent contractors in China that may be affiliated with one or more of our suppliers. In July 2015, Forward China received its ISO 9001:2008 quality certification, which was renewed in July 2018 and is valid until July 2021.

IPS follows general industry standard practices for review and corrective actions related to its design services. There are no independent quality assurance standards in place for its design and engineering work. Customer specifications and scope of services are laid out in the project contracts and IPS works closely with the customer to identify and correct any quality issues that arise.

Competition

Distribution Business

The distribution business, or OEM business, is highly competitive in terms of product pricing, design, delivery terms, and customer service. In the production of our distribution products, we compete with numerous United States and foreign producers and distributors. Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an effective product design capability, rapid response time to customer requests for proposals and product shipment, reliable product delivery and product quality, and competitive pricing. We believe that our ability to compete based on product quality assurance considerations is enhanced by Forward China's local presence, quality control, shipment capabilities and expertise in sourcing.

Design and Engineering Business

The depth and breadth of the services offered, and industries served by IPS is unique. The IPS management team is aware that there are very few competitive firms that have the full set of capabilities that IPS has under one roof. There are however, numerous design and engineering companies that compete with IPS in specific industries and or with specific targeted skills or competitive advantages.

Employees

As of December 3, 2018, we had 73 full-time employees. We consider our employee relations to be satisfactory. None of our employees are covered by a collective bargaining agreement.

Regulation and Environmental Protection

Our sourcing business is subject to various regulations in various jurisdictions, including the United States and member states of the European Community, that restrict the use or importation of products manufactured with compounds deemed to be hazardous. We work with our suppliers to ensure compliance with such regulations. In addition, from time to time one or more customers may require testing of our products to ensure compliance with applicable consumer safety rules and regulations or the customer's safety or packaging protocols. Because we do not manufacture the products that we sell and distribute, compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any direct material effect upon our capital expenditures, earnings, or competitive position. However, compliance with such laws and regulations on the part of our suppliers may result in increased costs of supply to us, particularly if domestic environmental regulation in China becomes more prevalent.

We have not been engaged in any environmental litigation or incurred any material costs related to compliance with environmental or other regulations. From time to time, we incur chemical and/or safety laboratory testing expenses in order to address customer requests regarding our product materials or method of manufacture or regarding their packaging methods and standards.

There are no specific regulatory or environmental requirements imposed upon the IPS business. As a paid service provider, end customers are assisted in securing regulatory certifications including UL (Underwriters Laboratories - a U.S. based safety certification organization), FCC (Federal Communications Commission - U.S. governmental certification department for electronic goods), CE (Conformité Européenne - a European certification for health, safety and environmental protection standards) and others depending on needs, product types and locations of end customer's product markets.

ITEM 1A.      RISK FACTORS

If we are unable to successfully integrate Intelligent Product Solutions, Inc. ("IPS") with Forward, we may not realize all of the anticipated benefits of the Acquisition.

The success of the IPS acquisition (the "Acquisition") will depend, in large part, on the ability of Forward to realize the anticipated benefits from the Acquisition. To realize the anticipated benefits of the Acquisition, the combined company must successfully integrate the sales, marketing, accounting, executive and technology teams. This integration has been complex and time-consuming. If we are unable to execute and generate significant business as a result of the Acquisition, your investment in the Company may be adversely affected.

Although we have been profitable the last two fiscal years, we cannot assure you that we will sustain profitability in the future.

We generated net income of approximately $1.4 million and $0.6 million for the fiscal years ended September 30, 2018 and 2017 and had net cash provided by operating activities of approximately $1.0 million and net cash used in operating activities of approximately $0.1 million for the fiscal years ended September 30, 2018 and 2017, respectively. Although we have generated net income in the last two fiscal years, during the years prior to that we incurred significant losses from operations. We can provide no assurance that we will not see a reduction in profits or that we will remain profitable. In addition to our $1.3 million commercial line of credit (the "Line of Credit") of which approximately $0.9 million has been utilized as of the date of this report, Forward China holds a $1.6 million note which is due January 18, 2019. If we cannot continue to generate sufficient revenues to operate profitably, we may be forced to cease, limit or suspend operations, or we may be required to raise capital to maintain or grow our operations. There is no assurance that we will be able to raise such capital.

While we believe that our existing cash resources are sufficient to support our growth strategy, there can be no assurances that our growth strategy will be successful or that we will earn a return on these investments.

Our distribution business remains highly concentrated in our Diabetic Products Line. If our Diabetic Products Line were to suffer the loss of a principal customer or a material decline in revenues from any such large customer, our business would be materially and adversely affected.

Revenues of Diabetic Products to distribution customers accounted for approximately 89% of our distribution net revenues in Fiscal 2018. As a result, our financial condition and results of operations are subject to higher risk from the loss of a major Diabetic Products customer or changes in their business practices, for example, recently a new diabetes monitoring product has been brought to the market which does not use a carrying case. If our customers use new solutions in their diabetes product lines that do not use carrying cases, our business would be materially and adversely affected.

The loss of any of, or a material reduction in orders from, our largest customers, would materially and adversely affect our results of operations and financial condition.

Our distribution business is and has been characterized by a high degree of customer concentration. Our four largest distribution customers accounted for approximately 84% and 83% of distribution net revenues in Fiscal 2018 and Fiscal 2017, respectively. Additionally four of our largest design and development customers accounted for approximately 47% of design and development net revenues in in Fiscal 2018 (beginning with the Acquisition). Although we continue our efforts to diversify our business, we cannot provide any assurance that we will be successful. The loss of any of these customers would have a material adverse effect on our financial condition, liquidity and results of operations.

If any one or more of our distribution customers elect to reduce or discontinue inclusion of cases "in box", our results of operations and financial condition would be materially and adversely affected.

The predominant percentage of our revenues is derived from sales of case accessories to our OEM customers who package our cases "in box" with their electronics. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to healthcare providers and patients. Any measures to restrict health care spending could result in decreased sales of our products. If one or more of our distribution customers generally begin to reduce or discontinue the practice of including carry case accessories "in box" or if our customers experience reduced demand for their products as a result of political changes, we may incur a significant decline in our revenues and our results of operations and financial condition would be materially and adversely affected.

Rising threats of international tariffs, including tariffs applied to goods between the U.S. and China, may materially and adversely affect our business.

Rising threats of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials and products. More specifically, in March, April and July of 2018, the U.S. and China have applied tariffs or announced tariffs to be applied in the future to certain of each other's exports. As of the date of this report, the Company had not been directly affected by the tariffs implemented by President Trump on the medical technology industry. If any such tariffs or any restrictions are imposed on products that we import to our customers, we would be required to raise our prices which may result in the loss of customers and harm our business. Additionally, some of our customers in the design and development business have been affected by these tariffs, specifically those who manufacture electronic products. This may cause these customers to reduce the amount of discretionary spending these customers use on outsource product design and engineering services supplied by IPS.

Changes in political conditions in China and changes in the state of China-U.S. relations, including the current trade war, are difficult to predict and could adversely affect the operations or financial condition of the Company. In addition, because of our involvement in the Chinese market, any deterioration in political or trade relations might cause a public perception in the U.S. or elsewhere that might cause our business to become less attractive.

We continue to encounter pressures from our largest distribution customers to maintain or even decrease prices or to supply lower priced carry solutions, and expect such pressure to persist. The effects of such price constraints on our business may be exacerbated by inflationary pressures that affect our costs of supply.

During Fiscal 2018 and Fiscal 2017, we continued to experience significant pricing pressure from our largest distribution customers to reduce the prices we charge them. When we are unable to extract comparable concessions from our suppliers on prices they charge us, our product sales margins erode. In addition, competitors may reduce their average selling prices faster than we are able to reduce costs, which can also accelerate the rate of decline of our selling prices.

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

Increasingly, our distribution customers are requesting that we enter into supply agreements with them that have restrictive terms and conditions. These agreements typically include provisions that increase our financial exposure, which could result in significant costs to us.

Increasingly, our distribution customers are requesting that we enter into supply agreements with them. These agreements typically do not include volume commitments, but do include provisions that generally serve to increase our exposure for product liability and limited sales returns, which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which could materially adversely affect our cash flow, business, financial condition, and results of operations.

Our distribution business depends on a single exclusive buying agent who, in turn, depends on a limited number of key suppliers.

Our Chairman, Chief Executive Officer and largest shareholder is the owner of Forward China, our exclusive sourcing agent in the Asia Pacific region. We have entered into a Buying Agency and Supply Agreement with Forward China whereby Forward China will act as the Company's exclusive agent to arrange for sourcing, manufacturing and exporting the Company's distribution products. Historically, Forward China has relied on a limited number of suppliers to supply the component parts and pieces necessary for the production of our carry and protective solutions products. As a result, our ability to effectively push back against rising material costs may diminish, although thus far Forward China has absorbed these costs. In addition, any inability to obtain supplies from a single or limited number of suppliers may result in difficulty obtaining the supplies necessary for our business and may restrict our ability to produce our carry and protective solutions products. Where practical, we intend to establish alternative sources through Forward China to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, either a prolonged inability to obtain certain components or the failure of one of our suppliers to do so could impair our ability to ship products and generate revenues, which could adversely affect our operating results and damage our customer relationships.

In addition, we depend significantly on Forward China as our exclusive buying agent for substantially all of our component parts. As a result, we have limited visibility as to our supplier base, making it difficult to forecast future events and to plan our operations. In addition, if Forward China fails to satisfactorily perform its obligations, including payment obligations, to our suppliers or its duties to us as our exclusive buying agent as a result of financial or other difficulties or for any other reason, or if our relationship with Forward China were to suffer or we are unable to extend our agreement with Forward China which expires in March 2019, we could suffer irreparable harm resulting in substantial harm to the distribution business.

Our distribution business has benefited from customers deciding to outsource their carry and protective solutions assembly needs to us. If our distribution customers choose to provide these services in-house or select other providers, our distribution business could suffer.

Our future distribution revenue growth partially depends on new outsourcing opportunities from our distribution customers. Current and prospective customers continuously evaluate our performance against other providers. They also evaluate the potential benefits of manufacturing their products themselves. To the extent that outsourcing opportunities are not available either due to these customers deciding to produce these products themselves or to use other providers, our financial results and future growth could be materially adversely affected.

If we are unable to provide our customers with high-quality products, and service, or if we are unable to deliver our products and/or service to our distribution customers in a timely manner, our business, financial condition, and results of operations may be materially adversely affected.

In order to maintain our existing customer base and obtain business from new customers, we must demonstrate our ability to produce our products and services at the level of quality, responsiveness, timeliness, and cost that our customers require. If our products or services are provided at what customers believe are of a substandard quality, if they are not delivered on time, if we are not responsive to our customers' demands or cannot meet their needs, our reputation as a reliable supplier of our products and a sophisticated product designer and developer would likely be damaged. If we are unable to meet anticipated product and service standards, we may be unable to obtain new or keep our existing distribution customers, and this would have a material adverse effect on our business, financial condition, and results of operations.

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

We may experience growth in the scope and complexity of our operations. As a result of the Acquisition, our employee count increased from 10 to approximately 70 at the time of Acquisition. This growth may strain our managerial, financial, and other resources. In order to manage our growth, we may be required to continue to implement additional operating and financial controls and hire and train additional personnel. There can be no assurance that we will be able to do so in the future, and failure to do so could jeopardize our expansion plans and seriously harm our operations.

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

Because our revenues are highly concentrated in a few large customers, and because the volumes of these customers' order flows to us can fluctuate markedly in a short period of time, our quarterly revenues, and consequently our results of operations, may be highly variable and subject to significant changes over a relatively short period of time. Our largest distribution customers may keep consumer products with which our carry solutions are packaged "in-box" in active promotion for many months, or for a very short period of time, depending on various factors, including sales trends for the product, product development cycles, new product introductions, and our customers' competitors' product offerings. As demand for the consumer product relating to the in-box program matures and decreases, we may be forced to accept significant price and/or volume reductions in customer orders for our carry solutions, which will adversely affect revenues. Additionally, our large design and development customers may have their budgets limited from many factors including the economy declines causing discretionary budgets to decline or may from-time-to-time choose to do their development work in-house. All of these factors tend to lead to a high degree of variability in our quarterly revenue levels. Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, their orders or engagement from us by amounts that are material to our business.

Our gross margins, and therefore our profitability, vary considerably by customer and by product, and if the revenue contribution from one or more distribution customers or products changes materially, relative to total revenues, our gross profit percentage may fluctuate.

Our gross profit margins on the distribution products we sell can vary widely depending on the product type, customer, and order size. Because of the broad variability in price ranges and product types, we anticipate that gross margins, and accordingly their impact on operating income or loss, may fluctuate depending on the relative revenue contribution from each customer or product. If our gross margins decrease, our results of operations will be adversely affected.

Product manufacture is often outsourced by our distribution customers to contract manufacturing firms in China and in these cases it is the contract manufacturer to which we must look for payment.

Contract manufacturing firms are performing manufacturing, assembly, and product packaging functions, including the bundling of our product accessories with the distribution customer's product. As a consequence of this business practice, we often sell our carry solution products directly to the contract manufacturing firm. This is particularly significant in the case of diabetic product sales to certain customers. In these cases, we invoice the contract manufacturing firm and not the distribution customer. Therefore, it is the contract manufacturing firm to which we must look for payment in such cases and not that of our distribution customer. If we fail to receive payment from the contract manufacturer, our ability to be paid for products already delivered would be limited.

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

Our shipments of distribution products via container may become subject to delays or cancellation due to work stoppages or slowdowns, piracy, damage to port facilities caused by weather or terrorism, and congestion due to inadequacy of port terminal equipment and other causes.

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

The distribution carrying solutions business is highly competitive and does not pose significant barriers to entry.

There are many competitors in the sale of carry solutions products to our customers including OEMs, and competition is intense. Since little or no significant proprietary technology is involved in the design, production or distribution of the types of products we sell, others may enter the business with relative ease and compete against us. Such competition may result in the diminution of our market share or the loss of one or more major customers, thereby adversely affecting our net revenues, results of operations, and financial condition. Many of our competitors are larger, better capitalized and more diversified than we are and may be better able to withstand a downturn in the general economy or in the product areas in which we specialize. Potential customers may prefer the pricing terms offered by competitors. These competitors may also have less sales concentration than we do and be better able to withstand the loss of a key customer or diminution in its orders. If we are not effectively able to compete, our results of operations will be adversely affected.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key sales personnel and the continued contribution of our executive officers including Terence Wise, our Chief Executive Officer, who would be difficult to replace. Our design and development business employs and contracts highly sophisticated engineers to provide our customers with a full-service product, design and development team with vast technological knowledge and capabilities. IPS is located in Long Island, New York close to where Amazon.com, Inc. recently announced that it would be opening one of their new headquarters. Amazon's move may cause increased competition for software engineers and developers which we may not be able to compete with. The loss of the services of any of our key personnel and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

If a third party asserts that we are infringing on its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

Third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could cause us to do one or more of the following:

  stop using technology that contains the allegedly infringing intellectual property;

  incur significant legal expenses;

  cause our management to divert substantial time to our defenses;

  pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

  indemnify customers; or

  attempt to obtain a license to the relevant intellectual property from third parties, which may not be available to us on reasonable terms or at all.

Third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

If we experience system interruptions, it may cause us to lose customers and may harm our business.

Our inability to maintain and improve our information technology systems and infrastructure may result in system interruptions. System interruptions and slow delivery times, unreliable service levels, prolonged or frequent service outages, or insufficient capacity may prevent us from efficiently providing services to our customers on our website, which could result in our losing customers and revenue.

We lease space for our data center for power, security, connectivity and other services. We also rely on third party providers for bandwidth. Our systems are vulnerable to damage or interruption from terrorist attacks, floods, fires, power loss, telecommunications failures, hurricanes, computer viruses, computer denial of service attacks or other attempts to harm our systems. Any such damage or interruption would adversely affect our results of operations.

Because our networks and IT systems may be vulnerable to unauthorized persons hacking our systems, it could disrupt our operations and result in the theft of our proprietary information.

A party who is able to breach the security measures on our networks could misappropriate either our or our customers' proprietary information, or cause interruptions or malfunctions in our operations. Hacking of companies' infrastructure is a growing problem. Although we believe our systems and engineering team have the capability of protecting the Company from any such hacking, we can provide you with no such assurance. If we grow and obtain more visibility, we may be more vulnerable to hacking. We may be required to expend significant capital and other resources to protect against such threats or to alleviate problems caused by breaches in security, which could have a material adverse effect on our financial performance and operating results.

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

Terence Wise, our Chairman and Chief Executive Officer, is a significant shareholder who beneficially owns approximately 17% of the outstanding shares of our common stock as of December 12, 2018. Mr. Wise has substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. In addition, such influence by Mr. Wise could have the effect of discouraging potential business partners or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.      PROPERTIES

We lease approximately 2,800 square feet in West Palm Beach, Florida for our executive offices, which we rent under a lease agreement scheduled to expire in September 2020. The lease has annual escalations; rent payments were approximately $7,000 per month during Fiscal 2018.

We lease approximately 14,000 square feet in Hauppauge, New York for IPS, which we rent under a lease agreement scheduled to expire in 2027. The lease has annual escalations; rent payments were approximately $28,000 per month during Fiscal 2018.

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

ITEM 3.      LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of September 30, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The principal market for our common stock is The Nasdaq Capital Market ("Nasdaq"). Our common stock is traded under the symbol "FORD". The following table sets forth the high and low intra-day sales prices per share for our common stock on Nasdaq for the periods indicated, as reported by Nasdaq:

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$ 1.48	$ 1.13	$ 1.54	$ 1.07
Second Quarter	$ 4.45	$ 1.20	$ 1.30	$ 1.02
Third Quarter	$ 2.74	$ 1.35	$ 1.65	$ 1.03
Fourth Quarter	$ 2.30	$ 1.42	$ 1.35	$ 1.02

On December 14, 2018, the closing price for our common stock was $1.41.

Holders of common stock.

As of December 14, 2018, there were approximately 80 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Risk Factors."

Cautionary statement regarding Forward-Looking Statement

The following management's discussion and analysis includes "forward-looking statements", as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

  Expectations regarding the Acquisition of IPS; and

  Liquidity

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 "Business," Item 1A "Risk Factors," and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A of this report and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

Forward Industries, Inc. ("Forward" or the "Company") designs and distributes carry and protective solutions, primarily for hand held electronic devices. The Company's principal customer market is original equipment manufacturers, or "OEMs" (or the contract manufacturing firms of these distribution customers), that either package our products as accessories "in box" together with their branded product offerings, or sell them through their retail distribution channels. The Company's distribution products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, firearms). The Company's distribution customers are located in (i) the Asia-Pacific Region, which we refer to as the "APAC Region"; (ii) Europe, the Middle East, and Africa, which we refer to as the "EMEA Region"; and (iii) the Americas. The Company does not manufacture any of its distribution products and sources substantially all of its distribution products from independent suppliers in China, through Forward China.

On January 18, 2018, the Company acquired Intelligent Product Solutions, Inc. ("IPS"). This was a significant strategic acquisition for Forward and creates noteworthy cross selling opportunities for the combined companies. Both companies have a reputation for achieving a very high level of customer satisfaction by providing excellent customer service in design for IPS and the sourcing of manufactured finished goods for Forward. The acquisition allows us to bring design and development solutions to our existing multinational client base and expand beyond the diabetic product line. Similarly, IPS can now position themselves as a fully integrated design, development and sourcing solution to their existing top tier customers and those in the pipeline. Additionally, the acquisition gives Forward the opportunity to introduce proprietary product to the market from concepts brought to them from a number of different sources. The Forward/IPS combination provides clients, both big and small, a true, authentic "one-stop-shop" for product design, development, manufacturing, and distribution.

As a result of our acquisition of IPS on January 18, 2018, our business has been augmented. Key terms of the acquisition are contained in a Form 8-K filed with the SEC on January 18, 2018. The operating results for IPS are included in the consolidated financial statements from the effective date of the acquisition of January 18 through September 30, 2018. In addition, Forward now manages and measures its operations over two operating segments: distribution and design. The distribution segment refers to what has historically been described as the "OEM" business. The design segment refers to the newly acquired IPS business.

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

Critical Accounting Policies and Estimates

We have identified the accounting policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The discussion below is not intended to be comprehensive. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management's judgment of a particular transaction. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations are discussed throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect reported and expected financial results. For a detailed discussion of the applications of these and other accounting policies, see "Item 8. Financial Statements and Supplementary Data" in this Annual Report. Our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition

Distribution Segment

The Company generally recognizes revenue from its distribution segment from product sales to its customers when (i) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (ii) persuasive evidence of an arrangement exists; (iii) the Company has no continuing obligations to the customer; and (iv) collection of the related accounts receivable is reasonably assured. The Company defers revenue when it receives consideration before achieving the criteria previously mentioned.

Design Segment

The Company generally recognizes revenue from design segment sales to customers based on (i) time and material incurred; (ii) the performance of services as per the agreement; (iii) persuasive evidence that an arrangement exists and (iv) collection of the related accounts receivable is reasonably assured. The Company defers revenue when it receives consideration before achieving the criterion previously mentioned.

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

Segment Reporting

As a result of the acquisition of IPS, management will conduct business through two distinct operating segments, which are also our reportable segments: distribution and design. Forward US and Forward Switzerland comprise the distribution operating segment and IPS is the design operating segment. It should be noted that financial performance and results of operations in the design segment for the fiscal year ended September 30, 2018 only covers the period following the closing of the acquisition of IPS on January 18, 2018 through fiscal year end on September 30, 2018.

Goodwill & Intangible Assets

Goodwill was acquired through the IPS acquisition on January 18, 2018. The value of goodwill acquired was $2.182 million. There was no impairment as of September 30, 2018.

Intangible assets were acquired through the IPS acquisition on January 18, 2018. The intangible assets include trademark and customer relationships. The value at acquisition date of January 18, 2018 was $475,000 for the trademark and $1,050,000 for the customer relationships. The intangible assets are amortized over the useful life which is 15 years for the trademark and 8 years for the customer relationships. Amortization of intangibles is recognized in the general & administrative expenses within the design segment of operations for the periods presented. The net value of the intangible assets was approximately $958,000 and $453,000 as of September 30, 2018 for the customer relationships and trademark, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards ("ASC") 605 - Revenue Recognition ("ASC 605") and most industry-specific guidance throughout ASC 605. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). These new standards became effective for us on October 1, 2018 and will be adopted using the modified retrospective method through a cumulative-effect adjustment, if any, directly to retained earnings as of that date. The Company has performed a review of these new standards as compared to its current accounting policies for our products and services revenues and did not identify any accounting changes that would materially impact the amount of reported revenues with respect to our product and services revenues. The adoption of ASU 2014-09 is not expected to have a material effect on the Company's consolidated financial statements.

Revenues recognized from the distribution segment under ASC 606 is consistent with current revenue recognition standards under ASC 605, whereby revenue is typically recognized at either the point of shipment or point of destination, depending on the terms of the sale.

Regarding, the Company's newly acquired design segment, the Company has evaluated the changes from adopting this new standard on its financial reporting, disclosures and its various revenue streams. The Company will recognize revenue over time on its time and material contracts utilizing a "right to invoice" method which is similar to current revenue recognition standards under ASC 605. Revenues from fixed-price type contracts that require it to perform services that are not related to the production of tangible assets will be recognized by using cost inputs to measure progress toward the completion of its performance obligations. This method is similar to the percentage of completion method currently applied to certain of the Company's contracts covered by current revenue recognition standards under ASC 605.

The Company has substantially completed the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems and has implemented the necessary changes to such business processes, controls and systems.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. This ASU requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," providing additional guidance on several cash flow classification issues, with the goal of the update to reduce the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company early adopted ASU No. 2016-15 and the adoption did not have any impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, "Intangibles - Goodwill and Other (ASC 350)." As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will perform future goodwill impairment tests according to ASU 2017-04.

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting", to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This ASU is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. Adoption of this ASU is prospective. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." The ASU adds various Securities and Exchange Commission ("SEC") paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118)", which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities' ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis.

In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation." ASU 2018-07 is an accounting pronouncement which expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement - Disclosure Framework (Topic 820)." The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

RESULTS OF OPERATIONS FOR FISCAL 2018 COMPARED TO FISCAL 2017

Net Income

Distribution Segment

Distribution segment net income was $1.3 million in Fiscal 2018 compared to $0.6 million in Fiscal 2017. Net income in Fiscal 2018 was primarily due to a tax benefit of $747,000 recorded as a result of a reduction to the valuation allowance for the existing deferred tax asset to offset the recorded deferred tax liability acquired in the acquisition of IPS on January 18, 2018. In addition, Other income of $498,000 in a non-cash fair value adjustment was recorded in the third quarter to adjust for the earn-out consideration and deferred cash consideration components for the acquisition of IPS. Operating income declined as a result of increased operating expenses, primarily due to expenses related to the acquisition of IPS, and a reduction in sales to offset the tax benefit and fair value adjustments.

Design Segment

Design segment net income was approximately $0.1 million in Fiscal 2018.

Main components of Net Income for the Distribution and Design Segment are reflected in the table below:

	Main Components of Net Income
	(amounts in thousands)
	For the Fiscal Years Ended September 30, 2018			2017			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$34,499	$24,347	$10,152	$24,765	$24,765	$-	$9,734
Gross profit	$6,568	$4,061	$2,507	$4,192	$4,192	$-	$2,376
Less:
Sales and marketing expenses	1,782	1,296	486	1,504	1,504	-	278
General and administrative expenses	4,526	2,601	1,925	2,090	2,090	-	2,436
Operating income	$260	$164	$96	$598	$598	$-	$(338)
Other expense (income), net	(372)	(402)	30	19	19	-	(391)
Income tax benefit	(747)	(747)	-	-	-	-	(747)
Net income	$1,379	$1,313	$66	$579	$579	$-	$800

Net income per basic and diluted share was $0.15 for Fiscal 2018 and $0.07 for Fiscal 2017.

Net Revenues

We generate revenue through two operating segments. The design segment revenues presented for Fiscal 2018 is for the shortened year from acquisition date of January 18, 2018 through September 30, 2018. We believe that our total revenue, and net income in turn, will increase in the future as we continue to integrate IPS business with Forward's historical business. Due to the long-term nature of our customer projects, we anticipate the growth will take some time to materialize. We are currently working on integrating the sales forces for both the distribution and design segments of our business to explore harmonious opportunities.

The chart below indicates the revenues by operating segment for the years ended September 30, 2018 and 2017:

	(amounts in thousands) For the Fiscal Years Ended September 30,
			Increase
	2018	2017	(Decrease)
Distribution	$ 24,347	$ 24,765	$ (418)
Design	10,152	-	10,152
Totals	$ 34,499	$ 24,765	$ 9,734

Distribution Segment

Net revenues in the distribution segment declined approximately $0.4 million, or 2%, to $24.3 million in Fiscal 2018 from $24.8 million in Fiscal 2017 due to reduced revenues in Other Products, partially offset by increased revenues from Diabetic Products. Revenues from Other Products declined approximately $1.0 million whereas revenues in Diabetic Products increased $0.6 million.

The following tables set forth revenues by channel, product line and geographic location of our distribution segment customers for the periods indicated:

Net Revenues for Fiscal Year Ended September 30, 2018 (amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$ 5,909	$ 6,764	$ 8,901	$ 21,574
Other products	1,251	1,102	420	2,773
Total net revenues	$ 7,160	$ 7,866	$ 9,321	$ 24,347

Net Revenues for Fiscal Year Ended September 30, 2017 (amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$ 6,465	$ 5,588	$ 8,963	$ 21,016
Other products	1,304	2,126	319	3,749
Total net revenues	$ 7,769	$ 7,714	$ 9,282	$ 24,765

Diabetic Product Revenues

Forward's distribution segment sources to the order of, and sells carrying cases for blood glucose diagnostic kits directly to, OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases "in box" as a custom accessory for the OEM's blood glucose testing and monitoring kits, or to a lesser extent, sell them through their retail distribution channels.

Revenues from Diabetic Products increased $0.6 million to $21.6 million in Fiscal 2018 from $21.0 million in Fiscal 2017. This increase was primarily due to higher revenues from one of our major Diabetic Products customers (Diabetic Products Customers C) and an increase in other Diabetic Products customers, offset by a decline to two of our major Diabetic Products customers (Diabetic Products customers B and D).

The following table sets forth our Diabetic Product revenue from major customers for the periods indicated:

	(amounts in thousands) For the Fiscal Years Ended September 30,
	2018	2017	Increase (Decrease)
Diabetic Products Customer A	$ 6,519	$ 6,514	$ 5
Diabetic Products Customer B	4,849	5,993	(1,144)
Diabetic Products Customer C	6,521	5,334	1,187
Diabetic Products Customer D	2,593	2,772	(179)
All other Diabetic Products Customers	1,092	403	689
Totals	$ 21,574	$ 21,016	$ 558

Revenues from Diabetic Products customers represented 89% of our net revenues for the distribution segment in Fiscal 2018 compared to 85% of our net revenues for the distribution segment in Fiscal 2017.

Other Product Revenues

The distribution segment also sources and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as bar code scanners, GPS devices, cellular phones, tablets and cameras), as well as a variety of other products (such as sporting and recreational products and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from Other Products declined $1.0 million to $2.8 million in Fiscal 2018 from $3.8 million in Fiscal 2017. This is primarily due to the net decreases of $1.5 million from existing customers, partially offset by increases of $0.5 million from new customers. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

Revenues of Other Products represented 11% of our net revenues in Fiscal 2018 compared to 15% of our total net revenues in Fiscal 2017.

Design Segment

Net revenues in the design segment were approximately $10.2 million for the shortened year ended September 30, 2018. There were no revenues for the year ended September 30, 2017 as IPS was acquired on January 18, 2018. See Note 16 to the audited consolidated financial statements, contained herein, for more information.

The following table sets forth our design segment net revenues by major customers for the shortened year from January 19, 2018 to September 30, 2018:

Fiscal 2018 (amounts in thousands)
Design Segment Customer A	$ 1,999
Design Segment Customer C	1,078
Design Segment Customer B	1,038
Design Segment Customer D	627
All other Design Segment Customers	5,410
Total net revenues	$ 10,152

Gross Profit

Distribution Segment

Gross profit for the distribution segment decreased $0.1 million, or 3%, to $4.1 million in Fiscal 2018 from $4.2 million in Fiscal 2017. As a percentage of revenues, our gross margin declined to 16.7% in Fiscal 2018, compared to 16.9% in Fiscal 2017.

The gross profit decline was driven primarily by a year over year decrease in total sales volumes in addition to margin decline. Fiscal 2018 revenues in the Americas region declined approximately 8% to $7.2 million primarily due to decreased revenues from Diabetic Products Customers B and D, partially offset by increased revenues from Other Diabetic Products customers. Fiscal 2018 revenues in the APAC region increased approximately 2% to $7.9 million primarily due to increased revenues from Diabetic Products Customer C and A in that region, partially offset by decreased revenues from Other Products customers. Fiscal 2018 revenues in the EMEA region increased approximately 1% to $9.3 million primarily due to increased revenues from Diabetic Products Customer D and Other Products customers partially offset by declined revenues from Diabetic Products Customers A and B in that region.

Design Segment

Gross Profit for the design segment was approximately $2.5 million for the shortened year ended September 30, 2018. Gross Profit as a percentage of revenue was 24.7% for the design segment for the shortened year ended September 30, 2018. Depreciation expense is allocated to Cost of Sales in the design segment. Depreciation expense was approximately $94,000 for Fiscal 2018.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment declined approximately $207,000, or 14%, to approximately $1.3 million in Fiscal 2018 from approximately $1.5 million in Fiscal 2017. The decline was primarily due to the reduction in headcount. Fluctuations in other components of "Sales and Marketing Expenses" were not material individually or in the aggregate.

Design Segment

Sales and marketing expenses for the design segment, consist primarily of sales personnel salaries and commissions, were approximately $486,000 for the shortened year from January 19, 2018 to September 30, 2018.

General and Administrative Expenses

Distribution Segment

General and administrative expenses for the distribution segment increased approximately $510,000, or 24%, to approximately $2.6 million in Fiscal 2018 from approximately $2.1 million in Fiscal 2017, primarily due to professional fees related to the acquisition of IPS, increased Director related fees and the legal response to a FINRA investigation regarding trading activity in the Company's stock. Professional fees, including legal and accounting fees, increased approximately $280,000 in Fiscal 2018 over Fiscal 2017. Director's fees, travel and related expenses increased, in the aggregate, by approximately $125,000. Depreciation expense was approximately $20,000 in Fiscal 2018. Fluctuations in other components consisted of an increase in management salaries of approximately $50,000 and the fluctuations in other "General and Administrative Expenses" were not material individually or in the aggregate.

Design Segment

General and administrative expenses for the design segment were approximately $1.9 million for the shortened year Fiscal 2018. Amortization of intangible assets is allocated to general and administrative expenses in the design segment. Amortization of intangible assets was approximately $114,000 for the shortened year Fiscal 2018.

Other Income (Expense)

Distribution Segment

Other income (expense), net, for the distribution segment was approximately $402,000 of income in Fiscal 2018 compared to approximately $19,000 of expense for the 2017 Period. The increase to other income is primarily due to the $498,000 net fair value adjustment for the earn-out consideration and the deferred cash consideration in the third quarter of Fiscal 2018 (see Note 6 to the audited consolidated financial statements contained herein). The fair value adjustment to other income was partially offset by approximately $85,000 in interest expense. Fluctuations in other components of "Other Income (Expense)" were not material individually or in the aggregate.

Design Segment

Other income (expense), net, for the design segment was approximately $30,000 of expense composed of net interest expense, primarily, for the shortened year Fiscal 2018.

Income Taxes

The Company recorded an income tax benefit of approximately $747,000 for the fiscal year ended September 30, 2018. The Company generated net income before taxes of approximately $632,000 Fiscal 2018. The effective tax rate for Fiscal 2018 was approximately -118%. The effective tax rate differs from the statutory tax rate of 24% (34% for the first three months in Fiscal 2018 and 21% for the last nine months of Fiscal 2018) primarily due to a reduction in the valuation allowance as a result of the Company's deferred tax liability created upon the acquisition of IPS. The Company maintains significant net operating loss carryforwards and other than the reduction in the valuation allowance and resulting tax benefit of $747,000 due to the acquisition of IPS, does not recognize income tax expense (benefit) as the Company's deferred tax provision is typically offset by maintaining a full valuation allowance on the Company's net deferred tax asset.

As a result of The 2017 Tax Cuts and Jobs Act, we expect no tax impact to the consolidated financial statements stemming from (i) the mandatory deemed repatriation of cumulative earnings and profits for a controlled foreign corporation; or (ii) the change in the corporate income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital will be (i) operating losses, should they occur, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.

Our cash flow has been significantly impacted by the IPS acquisition. As part of the IPS acquisition, (i) we borrowed $1.6 million from Forward China (an entity owned by the Company's Chairman and Chief Executive Officer) and issued them an 8% one-year note (due January 18, 2019) with interest due monthly; (ii) we assumed approximately $1.5 million of debt (due at various dates through 2020); and (iii) we agreed to pay $1,000,000 of deferred cash consideration (with the first payment of $500,000, which has been paid, the second payment of $200,000 due on September 30, 2019, and third payment of $300,000 due on September 30, 2020).

With respect to the acquisition of IPS and managing working capital or purchasing capital assets and equipment for the design segment, we anticipate there may be a need for utilizing the existing Line of Credit. As of the filing of this report, we had approximately $350,000 available under the newly enhanced $1,300,000 Line of Credit (see Note 17 to the consolidated financial statements). In January 2019, we will be required to pay Forward China approximately $1.6 million of principal and interest in accordance with the $1.6 million note described above. We plan on funding the payment at maturity using existing cash balances.

We anticipate that our liquidity and financial resources for Forward and the consolidated subsidiaries for the next 12 months from the date of the filing of this Form 10-K will be adequate to manage our operating and financial requirements.

At September 30, 2018, our current ratio (current assets divided by current liabilities) was 2.1 compared to 3.1 at September 30, 2017; our quick ratio (current assets less inventories divided by current liabilities) was 1.8 compared to 2.6 at September 30, 2017; and our working capital (current assets less current liabilities) was $7.8 million compared to $8.9 million at September 30, 2017. As of December 14, 2018, we had approximately $4.2 million of cash on hand.

Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on demand.

Cash Flows

During the fiscal years ended September 30, 2018 and 2017, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

During Fiscal 2018, cash provided by operating activities of approximately $956,000 resulted from a net income of approximately $1,379,000, a reduction in inventory of approximately $552,000, an increase in accounts payable (including due to Forward China) of approximately $575,000 and a reduction in prepaid expenses of approximately $106,000, partially offset by an increase in accounts receivable of approximately $588,000, a decrease in deferred income of approximately $312,000, a reduction in accrued expenses of approximately $169,000, and the add back of non-cash items including share-based compensation of approximately $290,000, depreciation and amortization of approximately $228,000, bad debt expense of approximately $126,000, deferred rent amortization of approximately $13,000 and a non-cash reduction of deferred tax asset valuation of $747,000 and a non-cash reduction of approximately $498,000 in fair value adjustments of the earn-out consideration and deferred cash consideration.

During Fiscal 2017, cash used in operating activities of approximately $138,000 resulted primarily from an increase in accounts receivable of approximately $1,354,000 and a decrease in accrued expenses and other current liabilities (including deferred income) of approximately $208,000, partially offset by net income of approximately $579,000, a decrease in inventories of approximately $452,000, an increase in accounts payable (including due to Forward China) of approximately $244,000 and non-cash share-based compensation of approximately $155,000.

Cash Flows from Investing Activities

In Fiscal 2018, cash used for investing activities of approximately $1,385,000 resulted primarily from the cash consideration of $1.93 million paid for the IPS acquisition and purchases for capital assets of approximately $56,000, partially offset by the cash acquired in the IPS acquisition of approximately $600,000.

In Fiscal 2017, we had no cash used in investing activities.

Cash Flows from Financing Activities

In Fiscal 2018, cash provided by financing activities of approximately $176,000 consisted of $1,600,000 borrowed from Forward China to facilitate the IPS acquisition and $900,000 in borrowings on the Line of Credit, offset by $1.5 million in repayments on the Line of Credit, a $500,000 payment for deferred cash consideration of IPS purchase, approximately $298,000 in repayments on notes payable and approximately $26,000 in repayments on capital equipment leases.

In Fiscal 2017, we had no cash used in financing activities.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Our evaluation excluded IPS, our design segment business, which was acquired in January 2018 and is a significant reporting segment as both segment revenues and assets are approximately 29% and 38%, respectively, of total consolidated revenues and assets. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting as of September 30, 2018 was effective based on that criteria.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of Fiscal 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2018. Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website ( http://www.forwardindustries.com/#gov) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on the website address and location specified above.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2018.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2018.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2018.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2018.

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

ITEM 16.      FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 20, 2018

FORWARD INDUSTRIES, INC.
By: /s/ Terence Wise Terence Wise
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 20, 2018	/s/ Terence Wise
Terence Wise
Principal Executive Officer and Director

December 20, 2018	/s/ Michael Matte
Michael Matte
Principal Financial Officer and Chief Accounting Officer

December 20, 2018	/s/ Howard Morgan
Howard Morgan
Director

December 20, 2018	/s/ Sangita Shah
Sangita Shah Director

December 20, 2018	/s/ James Ziglar
James Ziglar Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
3.1		Restated Certificate of Incorporation	10-K	12/08/10	3
3.2		Certificate of Amendment of the Certificate of Incorporation	8-K	7/03/13	3
3.3		Third Amended and Restated Bylaws	10-K	12/10/14	3
4.1		Rights Agreement, dated as of April 26, 2013	8-K	4/26/13	4
10.1		2011 Long Term Incentive Plan	S-8	06/28/18	4.1
10.2		2007 Equity Incentive Plan, as amended	S-8	2/25/10	4.1
10.3		Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-K	12/16/15	10.7
10.4		Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.5		Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.6		Securities Purchase Agreement dated January 18, 2018+	8-K	01/18/18	2.1
10.7		Form of Promissory Note dated January 18, 2018	8-K	01/18/18	4.1
10.8		Form of Employment Agreement dated January 18, 2018*	8-K	01/18/18	10.1
10.9		Employment Agreement dated May 16, 2018 - Terence Wise*	10-Q	05/18/18	10.5
10.10		Employment Agreement dated May 16, 2018 - Michael Matte*	10-Q	05/18/18	10.6
10.11		Form of Director Option Agreement *	10-Q	08/14/18	10.7
10.12		Amended and Restated Revolving Term Note dated September 28, 2018	8-K	10/02/18	10.1
10.13		Revolving Term Note Modification Agreement dated September 28, 2018	8-K	10/02/18	10.2
21.1		List of Subsidiaries				Filed
23.1		Consent of Independent Registered Public Accounting Firm				Filed
31.1		CEO Certifications (302)				Filed
31.2		CFO Certification (302)				Filed
32.1		CEO and CFO Certifications (906)				Furnished
101	.INS	XBRL Instance Document				Filed
101	.SCH	XBRL Taxonomy Extension Schema Document				Filed
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Management compensatory agreement or arrangement.

+   Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and Subsidiaries (the "Company") as of September 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of the internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company's auditor since 2011.

Jericho, New York

December 20, 2018

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets	September 30,
	2018	2017
Current assets:
Cash	$ 4,369,866	$ 4,622,981
Accounts receivable, net	9,024,518	6,218,563
Inventories	1,568,914	2,120,971
Prepaid expenses and other current assets	248,434	157,930
Total current assets	15,211,732	13,120,445
Property and equipment, net	358,975	20,658
Intangible assets, net	1,411,182	-
Goodwill	2,182,427	-
Other assets	63,550	12,843
Total assets	$ 19,227,866	$ 13,153,946
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$ 350,000	$ -
Accounts payable	329,967	67,351
Due to Forward China	4,197,435	3,736,451
Deferred income	125,013	169,642
Notes payable - short-term portion	1,770,112	-
Capital leases payable - short-term portion	56,876	-
Deferred consideration - short-term portion	200,000	-
Accrued expenses and other current liabilities	594,887	213,117
Total current liabilities	7,624,290	4,186,561
Other liabilities:
Notes payable - long-term portion	54,335	-
Capital leases payable - long-term portion	64,041	-
Deferred rent	47,605	36,963
Deferred consideration - long-term portion	338,000	-
Total other liabilities	503,981	36,963
Total liabilities	8,128,271	4,223,524
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 9,533,851 and 8,920,830 shares issued and outstanding, respectively	95,338	89,208
Additional paid-in capital	18,720,396	17,936,673
Accumulated deficit	(7,716,139)	(9,095,459)
Total shareholders' equity	11,099,595	8,930,422
Total liabilities and shareholders' equity	$ 19,227,866	$ 13,153,946

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Fiscal Years Ended September 30,
	2018	2017
Net Revenues	$ 34,499,503	$ 24,764,613
Cost of sales	27,931,427	20,572,970
Gross profit	6,568,076	4,191,643
Operating expenses:
Sales and marketing	1,782,138	1,502,700
General and administrative	4,525,286	2,090,473
Total operating expenses	6,307,424	3,593,173
Income from operations	260,652	598,470
Other income (expenses):
Fair value adjustment of earn-out consideration	510,000	-
Fair value adjustment of deferred cash consideration	(12,000)	-
Interest expense	(115,447)	-
Other expense	(10,885)	(19,124)
Total other income (expense)	371,668	(19,124)
Income before income taxes	632,320	579,346
Benefit from income taxes	747,000	-
Net income	$ 1,379,320	$ 579,346
Net income	$ 1,379,320	$ 579,346
Other comprehensive income:
Translation adjustments	-	21,785
Comprehensive income	$ 1,379,320	$ 601,131
Earnings per share:
Basic	$ 0.15	$ 0.07
Diluted	$ 0.15	$ 0.07
Weighted average number of common and common equivalent shares outstanding:
Basic	9,264,670	8,727,322
Diluted	9,354,669	8,823,059

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance - September 30, 2016	8,780,830	$ 87,808	$ 17,783,060	$ (9,674,805)	$ (21,785)	$ 8,174,278
Restricted stock award issuance	140,000	1,400	(1,400)	-	-	-
Share-based compensation	-	-	155,013	-	-	155,013
Foreign currency translation	-	-	-	-	21,785	21,785
Net income	-	-	-	579,346	-	579,346
Balance - September 30, 2017	8,920,830	89,208	17,936,673	(9,095,459)	-	8,930,422
Restricted stock award issuance	61,016	610	(610)	-	-	-
Restricted stock award forfeitures	(82,055)	(821)	821	-	-	-
Share-based compensation	-	-	289,853	-	-	289,853
Stock issuance for IPS purchase	401,836	4,019	495,981	-	-	500,000
Cashless warrant exercise	232,224	2,322	(2,322)	-	-	-
Net income	-	-	-	1,379,320	-	1,379,320
Balance - September 30, 2018	9,533,851	$ 95,338	$ 18,720,396	$ (7,716,139)	$ -	$ 11,099,595

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Flows From Operating Activities:	For the Fiscal Years Ended September 30,
	2018	2017

Net income	$ 1,379,320	$ 579,346
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	289,853	155,013
Depreciation and amortization	228,189	22,372
Bad debt expense	125,817	-
Deferred rent	13,259	(11,973)
Deferred tax asset	(747,000)	-
Change in fair value of earn-out consideration	(510,000)	-
Change in fair value of deferred cash consideration	12,000	-
Changes in operating assets and liabilities:
Accounts receivable	(587,626)	(1,354,140)
Inventories	552,057	452,009
Prepaid expenses and other current assets	106,475	(16,509)
Accounts payable and due to Forward China	574,936	243,775
Deferred income	(311,961)	(139,929)
Accrued expenses and other current liabilities	(168,834)	(67,603)
Net cash provided by (used in) operating activities	956,485	(137,639)
Cash Flows From Investing Activities:
Purchases of property and equipment	(55,881)	-
Cash acquired in IPS purchase	600,435	-
Cash used to purchase IPS	(1,930,000)	-
Net cash used in investing activities	(1,385,446)	-
Cash Flows From Financing Activities:
Proceeds from Note issued to Forward China	1,600,000	-
Proceeds from Line of Credit borrowings	900,000	-
Repayment of Line of Credit borrowings	(1,500,000)	-
Repayment of notes payable	(297,789)	-
Repayments on capital equipment leases	(26,365)	-
Payment of deferred cash consideration	(500,000)	-
Net cash provided by financing activities	175,846	-
Net decrease in cash	(253,115)	(137,639)
Cash at beginning of period	4,622,981	4,760,620
Cash at end of period	$ 4,369,866	$ 4,622,981
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 115,444	$ -
Cash paid for taxes	$ 2,690	$ -
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Shares issued to purchase IPS	$ 500,000	$ -
Property and equipment funded by capital lease borrowings	$ 55,190	$ -

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1      OVERVIEW

Forward Industries, Inc. ("Forward" or the "Company") designs and distributes carry and protective solutions, primarily for hand held electronic devices. The Company's principal customer market is original equipment manufacturers, or "OEMs," or their contract manufacturing firms, that either package their products as accessories "in box" together with their branded product offerings or sell them through their retail distribution channels. The Company's distribution products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). The Company's distribution customers are located in (i) the Asia-Pacific Region, which we refer to as the "APAC Region"; (ii) Europe, the Middle East, and Africa, which we refer to as the "EMEA Region"; and (iii) the Americas. The Company does not manufacture any of its distribution products and sources substantially all of its products from independent suppliers in China, through Forward China (See Note 13 - Buying Agency and Supply Agreement).

On January 18, 2018, the Company acquired Intelligent Product Solutions, Inc. ("IPS"), a single source solution for the full spectrum of hardware and software product design and engineering services. This was a significant strategic acquisition for Forward and creates noteworthy cross selling opportunities for the combined companies. Both companies have a reputation for achieving a very high level of customer satisfaction by providing excellent customer service in design for IPS and the sourcing of manufactured finished goods for Forward. The acquisition allows us to bring design and development solutions to our existing multinational client base and expand beyond the blood-glucose monitoring device case product line. Similarly, IPS can now position itself as a fully integrated design, development and sourcing solution to their existing top tier customers and those in the pipeline. Additionally, the acquisition gives Forward the opportunity to introduce proprietary product to the market from concepts brought to them from a number of different sources. The Forward/IPS combination provides clients, both big and small, a true, authentic "one-stop-shop" for product design, development, manufacturing, and distribution.

NOTE 2      ACCOUNTING POLICIES

Use of Estimates

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly owned subsidiaries (Forward US, Forward Switzerland, Forward UK and IPS). All significant intercompany transactions and balances have been eliminated in consolidation. Intercompany sales of approximately $305,000 from IPS to Forward have been eliminated in consolidation.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by a chief operating decision maker, or Forward management, in deciding how to allocate resources and in assessing performance. As a result of the acquisition of IPS, management conducts business through two distinct operating segments, which are also our reportable segments: distribution and design. Forward US, Forward Switzerland and Forward UK comprise the distribution operating segment and IPS is the design operating segment. It should be noted that the segment reporting for design for Fiscal 2018 covers the period following the closing of the acquisition of IPS on January 18, 2018 through September 30, 2018.

Organizing our business through two operating segments allows us to align our resources and manage the operations. Our management team regularly reviews operating segment revenue and operating income (loss) when assessing financial results of operating segments and allocating resources.

We measure the performance of our operating segments based upon operating segment revenue and operating income (loss). Segment operating income (loss) includes revenues earned and expenses incurred directly by the operating segment, including cost of sales and selling, marketing, and general and administrative costs (see Note 16 for more discussion on operating segments).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill was recognized as a result of the acquisition of IPS in January 2018 (See Note 3 for further discussion of goodwill acquired in the purchase of IPS).

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other. We have two reporting units for purposes of evaluating goodwill impairment and perform our annual goodwill impairment test on September 30th. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not need to perform the two-step impairment test for the reporting unit. If we cannot support such a conclusion or do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.

If the fair value of the reporting unit exceeds its carrying value, then the second step of the impairment test (measurement) does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform the second step of the impairment test. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. (See Note 4 for further discussion of goodwill).

Intangible Assets

Intangible assets include trademark and customer relationships, which were acquired as part of the acquisition of IPS in January 2018 (see Note 3 for details on intangible assets acquired as part of the acquisition) and are recorded based on the estimated fair value in purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to its intangible assets. (See Note 4 for further discussion of intangible assets).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2018 and 2017. The Company maintains its cash in bank and financial institution deposits in the United States (that at times may exceed federally insured limits of $250,000 per financial institution) and Switzerland. At September 30, 2018 and 2017, there were deposits totaling approximately $4.1 million (which includes $1.9 million in a foreign bank) and $4.5 million (which includes $1.4 million in a foreign bank), respectively, held in excess of federally insured limits. Historically, we have not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net one hundred twenty (120) days. The Company has not historically experienced significant credit or collection problems with its OEM customers or their contract manufacturers. At September 30, 2018, the Company had an allowance for doubtful accounts of approximately $126,000 related to our design segment accounts receivable. At September 30, 2018 and 2017, there was no allowance for doubtful accounts relating to the Company's distribution segment accounts receivable.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (Continued)

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Based on management's estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company's consolidated statements of operations and comprehensive income. As reserved inventory is disposed of, the Company charges off the associated allowance. In determining the adequacy of the allowance, management's estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. The Company's estimates of the allowance may change from time to time based on management's assessments, and such changes could be material. At September 30, 2018 and 2017, there was no allowance for obsolete inventory.

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

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of September 30, 2018, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. However, a deferred income tax benefit was recorded in conjunction with the acquisition of IPS in the second quarter of Fiscal 2018 related to deferred tax liabilities created upon acquisition of the subsidiary on January 18, 2018. This resulted in a reduction in the Company's valuation allowance for the existing deferred tax asset to offset the newly recorded deferred tax liability and accordingly a tax benefit has been recognized of $747,000. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

On December 20, 2017, Congress passed the Tax Cuts and Jobs Act. This bill includes, among other things, a reduction of the U.S. corporate tax rate from 35% to 21%. The change in the tax rates resulted in a decrease in the deferred tax assets. However, Forward maintained a full valuation allowance and the decrease in the deferred tax assets was offset by an equal adjustment to the valuation allowance. As a result of the 2017 Tax Cuts and Jobs Act, we expect no tax impact to the financial statements stemming from (i) the mandatory deemed repatriation of cumulative earnings and profits for a controlled foreign corporation or (ii) the change in the corporate income tax rate.

Revenue Recognition

Distribution Segment

The Company generally recognizes revenue from its distribution segment from product sales to its customers when (i) title and risk of loss are transferred (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (ii) persuasive evidence of an arrangement exists; (iii) the Company has no continuing obligations to the customer; and (iv) collection of the related accounts receivable is reasonably assured. The Company defers revenue when it receives consideration before achieving the criteria previously mentioned. Deferred income on the consolidated balance sheets of $169,642 at September 30, 2017 relates to prepayments from distribution segment customers received prior to delivery of goods. The distribution segment did not have a deferred income balance at September 30, 2018.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (Continued)

Design Segment

The Company generally recognizes revenue from design segment sales to customers based on (i) time and material incurred; (ii) the performance of services as per the agreement; (iii) persuasive evidence that an arrangement exists and (iv) collection of the related accounts receivable is reasonably assured. The Company defers revenue when it receives consideration before achieving the criteria previously mentioned. Deferred income on the consolidated balance sheet of $125,013 at September 30, 2018 relates to prepayments from design segment customers received prior to performance of services.

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers in net revenues and the related transportation costs in cost of goods sold.

Foreign Currency Transactions

Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in "other income (expense)" in the accompanying consolidated statements of operations and comprehensive income. The approximate net losses from foreign currency transactions were approximately $10,000 and $29,000 for the fiscal years ended September 30, 2018 and 2017, respectively. Such foreign currency transaction losses were primarily the result of Euro denominated revenues from certain customers.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is included as a component of shareholders' equity, represents translation adjustments related to the Company's foreign subsidiary. As a result of the dissolution of certain foreign subsidiaries, the related accumulated other comprehensive loss was reclassified out of shareholders' equity during 2017.

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

Reclassifications

We have reclassified deferred income of approximately $170,000 from accrued expenses and other current liabilities to deferred income within the current liabilities section of the consolidated balance sheets in the accompanying Fiscal 2017 financial statements to conform to the Fiscal 2018 presentation. These reclassifications did not affect total current liabilities, net income or accumulated deficit.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (Continued)

Share-Based Compensation Expense

The Company recognizes employee and director share-based compensation in its consolidated statements of operations and comprehensive income at the grant-date fair value of stock options and other equity-based compensation. The determination of stock option grant-date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company's share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company's historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period (See Note 9 - Share-Based Compensation).

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

The Company doesn't expect the initial estimates associated with the accounting for the acquisition of IPS to change.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition ("ASC 605") and most industry-specific guidance throughout ASC 605. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). These new standards became effective first quarter of fiscal 2019 and will be adopted using the modified retrospective method through a cumulative-effect adjustment, if any, directly to retained earnings as of that date. The Company has performed a review ASU 2014-09 as compared to its current accounting policies for our products and services revenues and did not identify any material impact to revenue.

Revenues recognized from the distribution segment under ASC 606 is consistent with current revenue recognition standards under ASC 605, whereby revenue is typically recognized at either the point of shipment or point of destination, depending on the terms of the sale.

Regarding the Company's newly acquired design segment, the Company has evaluated the changes from adopting this new standard on its financial reporting, disclosures and its various revenue streams. The Company will recognize revenue over time on its time and material contracts utilizing a "right to invoice" method which is similar to current revenue recognition standards under ASC 605. Revenues from fixed-price type contracts that require performance of services that are not related to the production of tangible assets will be recognized by using cost inputs to measure progress toward the completion of its performance obligations. This method is similar to the percentage of completion method currently applied to certain of the Company's contracts covered by current revenue recognition standards under ASC 605.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (Continued)

Effective October 1, 2018, the Company has substantially completed the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems and has implemented the necessary changes to such business processes, controls and systems subsequent to September 30, 2018.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. This ASU requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," providing additional guidance on several cash flow classification issues, with the goal of the update to reduce the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company early adopted ASU No. 2016-15 and the adoption did not have any impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, "Intangibles - Goodwill and Other ("ASC 350")." As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Effective October 1, 2018, we will perform future goodwill impairment tests according to ASU 2017-04.

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting", to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This ASU is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. Adoption of this ASU is prospective. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." The ASU adds various Securities and Exchange Commission ("SEC") paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118")", which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities' ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis.

In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation." ASU 2018-07 is an accounting pronouncement which expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement - Disclosure Framework (Topic 820)." The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3      ACQUISITION

On January 18, 2018, the Company entered into a Stock Purchase Agreement (the "Agreement") by and among the Company, IPS, the holders of all of the common stock of IPS, Inc. (the "Sellers") and Mitchell Maiman, President of IPS, representing the Sellers. In consideration for the acquisition of all of IPS' outstanding securities, the Company: (i) paid approximately $1.9 million in cash; (ii) assumed approximately $1.5 million of outstanding debt; (iii) issued a total of 401,836 shares of the Company's common stock to the two owners of IPS; (iv) agreed to pay $1,000,000 of deferred cash consideration (with the first payment of $500,000 due and paid on May 31, 2018, the second payment of $200,000 due on September 30, 2019, and third payment of $300,000 due on September 30, 2020); and (v) agreed to pay up to $2.2 million of earnout payments based upon IPS meeting certain EBITDA milestones (as defined in the Agreement) over a three-year period. Additionally, the Company entered into three-year employment agreements with both Mitchell Maiman and Paul Severino (Chief Operating Officer of IPS), and agreed to pay them each $256,000 per year. In order to fund the acquisition of IPS, the Company issued a $1.6 million promissory note payable to Forward China Industries (Asia-Pacific) Corporation ("Forward China") due January 18, 2019. The promissory note bears an interest rate of 8% per annum and requires monthly interest payments commencing February 18, 2018. Forward China is an entity which is principally owned by the Company's Chairman and Chief Executive Officer. As part of the Agreement, IPS entered into at-will employment agreements with two additional key employees. Pursuant to the employment agreements, the employees were issued a total of 40,184 shares of the Company's common stock of which 40% vested immediately with the remainder vesting in two equal increments on the six-month and twelve-month anniversary of the grant date, subject to continued employment on such vesting dates.

At the date of acquisition, the purchase consideration consists of cash, equity in Forward's ("Buyer's") stock, deferred cash and contingent consideration based on earn-out performance over a three-year period. Acquisition-related costs were expensed as incurred and are included in the general and administrative expenses within the consolidated statements of operations and comprehensive income. The purchase consideration components are summarized in the table below (amounts stated in thousands):

Cash at closing (1)	$ 1,930
Value of Equity in Buyer's Common Stock (2)	500
Fair Value of Earn-Out Consideration (3)	600
Fair Value of Deferred Cash Consideration (4)	936
Total Purchase Consideration	$ 3,966

(1)   Cash paid by Forward at closing funded, in part, by a $1.6 million promissory note issued to Forward China, a related party of Forward. The remainder of the cash was funded by Forward's operating cash account.

(2)   Forward issued 401,836 shares of common stock valued at the January 18, 2018 closing price of $1.24 per share for an aggregated value of approximately $500,000.

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

The following table summarizes the allocation of the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date and the related estimated useful lives of the amortizable intangible assets acquired (in thousands, except for estimated useful life):

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ACQUISITION (Continued)		Preliminary estimated useful life

Current Assets:
Cash and Equivalents	$600
Accounts Receivable	2,489
Other Current Assets	52
Total Current Assets	3,141
Current Liabilities:
Accounts Payable	(149)
Deferred Revenue	(267)
Accrued and Other Current Liabilities	(548)
Total Current Liabilities	(964)
Property and Equipment	346
Other Long-Term Assets	51
Deferred Tax Liability	(747)
Assumed Debt	(1,568)
Finite-Lived Intangible Assets:
Trademark	475	15 years
Customer Relationships	1,050	8 years
Total Intangible Assets	1,525
Goodwill	2,182
Total	$3,966

On June 30, 2018, the Earn-out consideration was revalued and adjusted down by $510,000 due to the high likelihood that IPS would not meet certain EBITDA milestones per the Stock Purchase Agreement for Fiscal year 2018 (see Note 6 - Fair Value Measurements).

In relation to our acquisition of IPS, we incurred approximately $296,000 of expenses in Fiscal 2018 related to the transaction, including legal costs, financial and legal diligence, tax accounting, and valuation.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3       ACQUISITION (Continued)

The following schedule presents unaudited consolidated pro forma results of operations as if the IPS acquisition had occurred on October 1, 2016. This information does not purport to be indicative of the actual results that would have occurred if the IPS acquisition had actually been completed on October 1, 2016, nor is it necessarily indicative of the future operating results or the financial position of the combined companies. The unaudited pro forma results of operations do not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from any integration activities.

	Year Ended September 30,
	2018	2017
Revenue	$38,849,084	$38,217,698
Net income	$1,308,838	$358,597
Net income per share:
Basic	$0.14	$0.04
Diluted	$0.13	$0.04
Weighted average outstanding shares
Basic	9,666,506	9,129,158
Diluted	9,756,505	9,224,895

NOTE 4      INTANGIBLE ASSETS & GOODWILL

Intangible Assets

The following table provides information regarding the Company's intangible assets, which consist of the following:

September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Trademark	$ 475,000	$ (22,123)	$ 452,877	15 years
Customer relationships	1,050,000	(91,695)	958,305	8 years
Total intangible assets	$ 1,525,000	$ (113,818)	$ 1,411,182

The Company's intangible assets were acquired as a result of the acquisition of IPS on January 18, 2018 and are amortized over their expected useful lives. The intangible assets are held under the design segment of our business. During the year ended September 30, 2018, the Company recorded amortization of approximately $114,000 which is included under general and administrative expenses in the Company's consolidated statement of operations and comprehensive income.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4      INTANGIBLE ASSETS & GOODWILL (Continued)

Estimated amortization expense for the Company's intangible assets for each of the five succeeding years and thereafter at September 30, 2018 is as follows:

Year ending September 30,	Amount
2019	$ 162,917
2020	162,917
2021	162,917
2022	162,917
2023	162,917
Thereafter	596,597
Total	$ 1,411,182

Goodwill

The Company recognized goodwill as a result of the acquisition of IPS on January 18, 2018 in the amount of $2,182,000. The Company's goodwill is held under the design segment of our business. Goodwill is not deductible for tax purposes.

On June 30, 2018, the Company adjusted down the fair value of the earn-out consideration in connection with the IPS acquisition as a result of the shortfall in earnings performance for IPS. The shortfall in the performance was also considered a triggering event with regards to the evaluation of the carrying value of our trademark and customer relationship intangible assets as well as the goodwill resulting from the acquisition of IPS. As such, the Company performed an assessment of the carrying values considering specific qualitative facts and circumstances, macroeconomic factors and utilizing the initial inputs and projections that supported the initial fair value valuations of the intangible assets acquired from IPS. Based on these assessments, the Company concluded that the trademark, customer list and goodwill were not impaired during Fiscal 2018.

NOTE 5      PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization are summarized by reporting segment in the table below:

	September 30,
		2018			2017
	Consolidated	Distribution	Design	Consolidated	Distribution	Design
Computer software and hardware	$ 282,644	$ 275,386	$ 7,258	$ 251,984	$ 251,984	$ -
Furniture and fixtures	198,454	80,209	118,245	77,446	77,446	-
Equipment	305,338	4,318	301,020	4,318	4,318	-
Leasehold improvements	42,020	42,020	-	42,020	42,020	-
Property and equipment, cost	828,456	401,933	426,523	375,768	375,768	-
Less: accumulated depreciation and amortization	(469,481)	(375,062)	(94,419)	(355,110)	(355,110)	-
Property and equipment, net	$ 358,975	$ 26,871	$ 332,104	$ 20,658	$ 20,658	$ -

Depreciation and amortization expense was $114,000 and $22,000 for the fiscal years ended September 30, 2018 and 2017, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6      FAIR VALUE MEASUREMENTS

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

The short and long-term portions of deferred cash consideration of $538,000 on our consolidated balance sheet includes a deferred cash component with a present value of $448,000 and an earn-out consideration component with a fair value of $90,000 measured using the Black-Scholes option pricing method, a Level 3 valuation technique. The fair value of the earn-out consideration was deemed to be only $90,000 at September 30, 2018 due to the low likelihood of IPS reaching the projected EBITDA milestones as a result of lower gross margins and higher operating expenses than initially projected. Projected actual EBITDA in future earn-out periods is expected to fall short as cross-selling opportunities and cost synergies have not materialized as fast as expected. Per the guidance under ASC 805 - Business Combinations and Contingent Consideration, for contingent consideration classified as an asset or liability, any measured change in fair value shall be recognized in earnings. The net fair value adjustments to the earn-out consideration amount to $510,000 is included under the Other income (expense) portion of the consolidated statements of operations and comprehensive income.

The following table presents the placement in the fair value hierarchy and summarizes the change in fair value of the earn-out consideration from acquisition date to September 30, 2018:

Fair value measurement at reporting date using
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical assets	observable inputs	inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

September 30, 2017	$ -	$ -	$ -	$ -
Fair value at date of acquisition - January 18, 2018	600,000	-	-	600,000
Decrease in fair value of earn-out consideration	(510,000)	-	-	(510,000)
September 30, 2018	$ 90,000	$ -	$ -	$ 90,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6      FAIR VALUE MEASUREMENTS (Continued)

The fair value of the earn-out consideration will be measured on a recurring basis at each reporting date. The following table provides the unobservable inputs and assumptions used to measure the earn-out consideration at September 30, 2018:

Description	Valuation technique	Unobservable Inputs	Range
Earn-out consideration	Black-Scholes	Volatility	43%
		Risk free interest rate	2.63% - 2.82%
		Expected term, in years	1.16 - 2.17
		Dividend yield	0.00%

NOTE 7      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities by operating segment as of fiscal year ended September 30, 2018 and 2017 are summarized in the table below:

	September 30,
		2018			2017
	Consolidated	Distribution	Design	Consolidated	Distribution	Design
Accrued bonuses and sales commissions	$ 189,015	$ 47,087	$ 141,928	$ 33,051	$ 33,051	$ -
Accrued vacation	168,401	31,075	137,326	32,448	32,448	-
Accrued contract labor	126,889	-	126,889	-	-	-
Other	110,582	36,367	74,215	147,618	147,618	-
Accrued expenses and other current liabilities	$ 594,887	$ 114,529	$ 480,358	$ 213,117	$ 213,117	$ -

NOTE 8       SHAREHOLDERS' EQUITY

Anti-Takeover Provisions

Shareholder Rights Plan

On April 26, 2013, the Board of Directors (the "Board") adopted a Shareholder Rights Plan, as set forth in the Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. Pursuant to the Rights Agreement, the Board declared a dividend distribution of one Right (a "Right") for each outstanding share of Company Common Stock, par value $0.01 per share (the "Common Stock") to shareholders of record at the close of business on May 6, 2013, which date will be the record date, and for each share of Common Stock issued (including shares distributed from treasury) by the Company thereafter and prior to the Distribution Date (as described below and defined in the Rights Agreement). Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), at an exercise price of $4.00 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment.

Initially, no separate Rights certificates will be distributed and instead the Rights will attach to all certificates representing shares of outstanding Common Stock. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and become exercisable on the distribution date (the "Distribution Date"), which will occur on the earlier of (i) the 10th business day (or such later date as may be determined by the Board) after the public announcement that an Acquiring Person (as defined in the Rights Agreement) has acquired beneficial ownership of 20% or more of the Common Stock then outstanding; or (ii) the 10th business day (or such later date as may be determined by the Board) after a person or group announces a tender or exchange offer that would result in a person or group of affiliated and associated persons beneficially owning 20% or more of the Common Stock then outstanding.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8      SHAREHOLDERS' EQUITY (Continued)

"Blank Check" Preferred Stock

The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Of these shares, 100,000 shares have been authorized as the Series A Participating Preferred Stock. There were no shares of preferred stock outstanding at September 30, 2018 and 2017.

Warrants

Effective January 22, 2018 through January 24, 2018, nine warrant holders exercised (via cashless exercises) an aggregate of 521,621 warrants with an exercise price of $1.84 per share and were issued an aggregate of 223,704 shares of the Company's common stock.

Effective June 26, 2018, a warrant holder exercised (via a cashless exercise) 50,890 warrants with an exercise price of $1.84 per share and was issued 8,520 shares of the Company's common stock.

As of September 30, 2018, the Company had 151,335 warrants outstanding and exercisable. The warrants have exercise prices ranging from $1.75 to $1.84 per share and have a weighted average exercise price of $1.80 per share.

Stock Repurchase

In September 2002 and January 2004, the Board authorized the repurchase of up to an aggregate of 486,200 shares of outstanding common stock. On September 24, 2017, the Company terminated the stock repurchase program. Under the repurchase authorizations through September 24, 2017, the Company repurchased and retired an aggregate of 224,690 shares at a cost of approximately $487,000. During the fiscal years September 30, 2018 and 2017, the Company did not repurchase or retire any shares.

NOTE 9      SHARE-BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the "2011 Plan"), which originally authorized 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. On February 13, 2018, the shareholders of the Company approved an amendment to the 2011 Plan to increase the aggregate number of shares of the Company's common stock authorized for issuance under the 2011 Plan by 1,000,000 shares of common stock, from 850,000 shares of common stock to 1,850,000 shares of common stock. Forfeited awards are eligible for re-grant under the 2011 Plan. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2011 Plan. Options generally expire ten years after the date of grant. The total shares of common stock available for grants of equity awards under the 2011 Plan was 1,021,453 as of September 30, 2018.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan"), which was approved by shareholders of the Company in May 2007, and, as amended in February 2010, expired in accordance with its terms in May 2017. However, there remained 87,500 shares of unexercised options at September 30, 2018. The exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. There are no unvested restricted stock awards related to the 2007 Plan. The Compensation Committee administers the 2007 Plan. Options generally expire ten years after the date of grant.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions. The expected term represents the period over which the stock option awards are expected to be outstanding. The Company utilizes the "simplified" method to develop an estimate of the expected term of "plain vanilla" employee option grants. The expected volatility used is based on the historical price of the Company's stock over the most recent period commensurate with the expected term of the award. The risk-free interest rate used is based on the implied yield of U.S. Treasury zero-coupon issues with a remaining term equivalent to the award's expected term. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. The estimated annual forfeiture rate is based on management's expectations and will reduce expense ratably over the vesting period. The forfeiture rate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9     SHARE-BASED COMPENSATION (Continued)

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Years Ended September 30,
	2018	2017
Expected term (years)	2.50-5.00	n/a
Expected volatility	80.0%-103.1%	n/a
Risk free interest rate	2.45%-2.84%	n/a
Expected dividends	0.00%	n/a
Estimated annual forfeiture rate	10%	n/a

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

There were no options granted during the year ended September 30, 2017.

The options granted during the year ended September 30, 2018 had a weighted average grant date value per share of $0.83.

The following table summarizes stock option activity during the year ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, September 30, 2017	246,000	$ 2.19
Granted	322,816	1.49
Exercised	-	-
Forfeited	(23,750)	2.12
Expired	-
Outstanding, September 30, 2018	545,066	$ 1.78	4.4	$ 79,883
Exercisable, September 30, 2017	480,816	$ 1.79	4.4	$ 79,883

The Company recognized compensation expense of approximately $218,000 and $5,000 during the years ended September 30, 2018 and 2017, respectively, for stock option awards in its consolidated statements of operations and comprehensive income.

As of September 30, 2018, there was approximately $49,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.6 years.

The following table provides additional information regarding stock option awards that were outstanding and exercisable at September 30, 2018:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9      SHARE-BASED COMPENSATION (Continued)

Options Outstanding			Options Exercisable
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.64 to $1.23	$ 0.80	77,500	$ 0.80	6.1	77,500
$1.44 to $1.80	1.50	339,066	1.47	5.0	274,816
$2.20 to $2.85	2.48	66,000	2.48	1.6	66,000
$3.73 to $3.79	3.74	62,500	3.74	2.4	62,500
		545,066		4.4	480,816

Restricted Stock Awards

On June 10, 2017, the Company granted an aggregate of 140,000 shares of restricted stock to directors of the Company, pursuant to the 2011 Plan. The shares vest on February 23, 2018. The aggregate grant date value of $149,800 will be recognized ratably over the vesting period.

On January 18, 2018, the Company granted 40,184 shares of restricted stock to two employees, of which 12,056 shares were forfeited upon an employee resignation, pursuant to the 2011 Plan. The shares vest as follows: 16,072 shares vested immediately, 12,056 shares vest on July 18, 2018 and 12,056 shares vest on January 18, 2019. The awards had an aggregate grant date value of $49,828, which is being recognized over the vesting period of the awards.

On April 25, 2018, the Company granted 20,832 shares of immediately vested restricted stock to two former directors, pursuant to the 2011 Plan. The awards had an aggregate grant date value of $29,998, which was recognized immediately.

The Company recognized compensation expense of approximately $72,000 and $150,000 during the years ended September 30, 2018 and 2017, respectively, for restricted stock awards in its consolidated statements of operations and comprehensive income. As of September 30, 2018, there was approximately $3,000 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.3 years.

The following table summarizes restricted stock activity during the year ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, September 30, 2017	160,000	$ 1.02	$ 162,600
Granted	61,016	1.31	79,826
Vested	(132,932)	1.09	(145,102)
Forfeited	(82,056)	1.09	(89,849)
Non-vested, September 30, 2018	6,028	$ 1.24	$ 7,475

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10      INCOME TAXES

The Company's provision (benefit) for income taxes consists of the following United States federal and state, and foreign components:

	For the Fiscal Years Ended September 30,
	2018	2017
Current:
Federal	$ -	$ -
State	-	-
Foreign	-	-
Deferred:
Federal	1,602,329	234,521
State	152,603	13,795
Foreign	9,234	(21,861)
	1,764,166	226,455
Change in valuation allowance	(2,511,318)	(226,455)
Income tax provision (benefit)	$ (747,152)	$ -

The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the fiscal year. The Company's deferred tax assets and liabilities are comprised of the following:

Deferred tax assets:	September 30,
	2018	2017

Net operating losses	$ 1,919,260	$ 3,522,733
Capital loss carryforwards	36,705	354,272
Share-based compensation	114,317	127,821
Alternative minimum tax credit	99,757	99,757
Excess tax over book basis in inventory	25,975	49,032
Reserves and other	28,938	1,254
	2,224,952	4,154,869
Valuation allowance	(1,602,725)	(4,114,043)
Net deferred tax assets	622,227	40,826
Deferred tax liabilities:
Prepaid insurance	(15,960)	(40,826)
Intangible Assets	(324,572)	-
481 Election (IPS) - Year 1 of 4	(248,570)	-
Excess book over tax basis in fixed assets	(33,125)	-
	(622,227)	(40,826)
Total	$ -	$ -

For the fiscal years ended September 30, 2018 and 2017, the Company recorded an income tax benefit of $747,000 and $0, respectively. The income tax benefit recorded is a result of the acquisition of IPS. The acquisition and related book versus tax basis difference upon acquisition created a deferred tax liability of $747,000. Due to this newly created deferred tax liability, the Company was able to reduce the existing valuation allowance on deferred tax assets by the same amount and therefore record an income tax benefit of $747,000 for the fiscal year ended September 30, 2018. The change in valuation allowance is reflected in the Company's consolidated statements of operations and comprehensive income as the "Benefit from income taxes" line item.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10      INCOME TAXES (Continued)

At September 30, 2018, the Company had available net operating loss carryforwards for the U.S. federal and state income tax purposes of approximately $7,244,000 and $547,000, respectively, expiring through 2037. The net operating losses result in deferred tax assets in respect of U.S. federal and state taxes of approximately $1,521,000 and $47,000, respectively. In addition, at September 30, 2018, the Company had net operating losses available to carry forward for foreign income tax purposes of approximately $3,563,000, resulting in a deferred tax asset of approximately $351,000, expiring through 2024. The Company has capital loss carryovers of approximately $160,000 expiring through 2020, resulting in deferred tax assets in respect of U.S. federal and state income taxes of approximately $37,000. Total net deferred tax assets, before valuation allowance, was approximately $2,225,000 and $4,155,000 at September 30, 2018 and 2017, respectively. Undistributed earnings of the Company's foreign subsidiaries are considered to be permanently reinvested; therefore, in accordance with accounting principles generally accepted in the United States of America, no provision for U.S. federal and state income taxes would result. In the fiscal year ended September 30, 2018, Forward Switzerland had net income of approximately $24,000, however, Forward UK had a net loss of approximately $305,000.

As of September 30, 2018, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company's cumulative losses in recent years, the Company determined that, on a more likely than not basis, it would not be able to use remaining deferred tax assets, except in respect of the United States income taxes in the event the Company elects to effect repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently reinvested and for which no United States tax liability has been accrued. Accordingly, the Company has determined to maintain a full valuation allowance against its net deferred tax assets. As of September 30, 2018 and 2017, the valuation allowance was approximately $1,603,000 and $4,114,000, respectively. In the future, the utilization of the Company's net operating loss carryforwards may be subject to certain change of control limitations. If the Company determines that it will be able to use some or all of its deferred tax assets in a future reporting period, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income.

The 2017 Tax Cuts and Jobs Act (the "TCJA") was signed into law on December 22, 2017. The 2017 TCJA made a significant number of changes to the existing U.S. Internal Revenue Code, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. In accordance with SEC Staff Bulletin No. 118, fiscal year-end companies were required to determine the appropriate blended rate to apply based on their respective fiscal year-end dates. Therefore, instead of applying a 34.0% federal tax rate for the fiscal year ended September 30, 2018, the Company applied a blended federal rate of 24.3%. This rate change only impacted the Company's deferred taxes.

Included in the newly enacted TCJA, IRS Code Section 965 imposes a transition tax on untaxed earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated. As of December 31, 2017, Forward Industries (Switzerland) GmbH has accumulated earnings and profits of $1,003,493. Of this amount, after the Section 965 deduction was applied, $444,404 was included in the Company's U.S. taxable income. This additional income was completely offset by U.S. federal net operating losses available.

The significant elements contributing to the difference between the United States federal statutory tax rate and the Company's effective tax rate are as follows:

	For the Fiscal Years Ended September 30,
	2018	2017
US federal statutory rate	21.0%	34.0%
State tax rate, net of federal benefit	2.8%	(0.2%)
Share-based compensation	(2.2%)	2.5%
Foreign rate differential	0.5%	(27.1%)
Other	2.6%	33.7%
Effect of federal tax rate change	208.2%	0.0%
Effect of repatriating Swiss earnings	16.2%	0.0%
Capital loss - expiration	30.0%	0.0%
Change in valuation allowance	(397.2%)	(42.9%)
Income tax provision (benefit)	(118.1%)	(0.0%)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10      INCOME TAXES (Continued)

As of September 30, 2018 and 2017, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company's policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations and comprehensive income. For the periods presented in the accompanying consolidated statements of operations and comprehensive income, no material income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2015 are closed to federal and state examination.

NOTE 11      EARNINGS PER SHARE

Basic earnings per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted earnings per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of (i) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method, and (ii) shares of nonvested restricted stock. The Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

	For the Fiscal Years Ended September 30,
	2018	2017
Numerator: Net income (numerator for basic and diluted earnings per share)	$ 1,379,320	$ 579,346
Weighted average shares outstanding (denominator for basic earnings per share)	9,264,670	8,727,322
Effects of dilutive securities: Assumed exercise of stock options, treasury stock method	36,621	21,179
Assumed vesting of restricted stock, treasury stock method	53,378	74,558
Dilutive potential common shares	89,999	95,737
Denominator for diluted earnings per share - weighted average shares and assumed potential common shares	9,354,669	8,823,059
Basic earnings per share	$ 0.15	$ 0.07
Diluted earnings per share	$ 0.15	$ 0.07

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	As of September 30,
	2018	2017
Options	469,566	188,500
Warrants	151,335	723,846
Total potentially dilutive shares	620,901	912,346

NOTE 12      COMMITMENTS AND CONTINGENCIES

Guarantee Obligation

In February 2010, Forward Switzerland and its European logistics provider (freight forwarding and customs agent) entered into a Representation Agreement (the "Representation Agreement") whereby, among other things, the European logistics provider agreed to act as Forward Switzerland's fiscal representative in The Netherlands for the purpose of providing services in connection with any value added tax matters. As part of this agreement,

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12      COMMITMENTS AND CONTINGENCIES (Continued)

Forward Switzerland agreed to provide an undertaking (in the form of a bank letter of guarantee) to the logistics provider with respect to any value added tax liability arising in The Netherlands that the logistics provider is required to pay to Dutch tax authorities on its behalf.

As of February 1, 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $87,000 as of September 30, 2018) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee. Forward Switzerland would be required to perform under the guarantee agreement only in the event that (i) a value added tax liability is imposed on the Company's revenues in The Netherlands; (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes; (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand; and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods on February 28 of each subsequent year unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland's accounts with, the Swiss bank (approximately $1.9 million at September 30, 2018). As of September 30, 2018, the Company had not incurred a liability in connection with this guarantee.

Lease Commitments

The Company leases office space for its corporate headquarters in West Palm Beach, Florida under a 90-month agreement expiring in September 2020. The operating lease granted six initial months of free rent and escalates at 3% per year. The monthly rent payment is $7,164, which includes common area maintenance costs.

The Company leases office space for its Distribution segment sales and administrative office in Cham, Switzerland on a month-to-month basis. The monthly rent payment is $1,599 CHF, which is approximately $1,615 US.

IPS leases office space in Hauppauge, New York under a noncancelable lease agreement expiring in February 2027. The monthly rent payment is $28,060, which includes power utilities.

Capital Leases

The Company, specifically IPS, leases computer equipment through various capital lease agreements expiring through January 2022. The following is a summary of computer equipment held under capital leases:

September 30, 2018
Computer equipment	$ 203,328
Accumulated depreciation	37,252
Net book value	$ 166,076

Future minimum payments under these capital leases are as follows:

Year Ending September 30,	Amount
2019	$ 22,804
2020	20,490
2021	8,578
2022	800
Total minimum lease payments	$ 52,672

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12      COMMITMENTS AND CONTINGENCIES (Continued)

Total rent expense for the years ended September 30, 2018 and 2017 amounted to approximately $342,000 and $88,000 (net of $0 and $11,000 of rental income from an expired sublease), respectively. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2018:

Fiscal Years Ended September 30,	Amount
2019	$ 428,904
2020	440,706
2021	356,772
2022	366,108
2023	375,732
Thereafter	1,360,522
Total lease commitments	$ 3,328,744

NOTE 13      RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the "Supply Agreement") with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation ("Forward China"). The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company's exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region. The Company purchases products at Forward China's cost and also pays to Forward China a monthly service fee equal to the sum of (i) $100,000, and (ii) 4% of "Adjusted Gross Profit", which is defined as the selling price less the cost from Forward China. Terence Bernard Wise, Chief Executive Officer and Chairman of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company's shares of common stock. The Company recognized approximately $1,426,000 and $1,435,000 (inclusive of the extension fee below) during the fiscal years ended September 30, 2018 and 2017, respectively, in service fees paid to Forward China, which are included as a component of cost of goods sold in the accompanying consolidated statements of operations and comprehensive income. During the fiscal years ended September 30, 2018 and 2017, the Company received commissions from Forward China of $0 and $12,904, respectively, which is included in net revenues. As a result of the continued decrease in the Company's net revenues, Forward China agreed to forgo its rights to the 4% portion of the service fee under the Supply Agreement beginning with the third fiscal quarter through the end of fiscal year 2017. The amended Supply Agreement expired on September 8, 2018. However, on September 19, 2017, the Supply Agreement was amended whereby the Company agreed to pay Forward China $70,000 in order to extend the Supply Agreement for an additional six months to March 8, 2019. The Company anticipates a renewal of the supply agreement under the same terms, substantially. In addition, the 4% of Adjusted Gross Profit was reinstated for the fourth quarter of Fiscal 2017.

On August 14, 2018, the Company entered into a formal agreement, confluent with the Supply Agreement noted above, to address the potential impact of customers sourcing directly from Forward China. Although unlikely, customers may be introduced directly or indirectly by the Company to Forward China. In the event a customer determines to bypass the services of the Company and do business directly with Forward China, Forward China has agreed to pay a commission of 50% of the net revenue generated from the products or services sold to the customer after deduction of direct costs.

Promissory Note

On January 18, 2018, the Company issued a $1.6 million promissory note payable to Forward China in order to fund the acquisition of IPS. The note is due and payable in full on January 18, 2019. The promissory note bears an interest rate of 8% per annum. Monthly interest payments commenced on February 18, 2018. For Fiscal 2018, the Company made approximately $85,000 in interest payments associated with the note.

NOTE 14      LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of September 30, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15      401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible United States-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. In accordance with applicable Safe Harbor provisions, the Company made matching contributions of approximately $126,000 and $25,000 during the fiscal years ended September 30, 2018 and 2017, respectively, which are reflected in the accompanying consolidated statements of operations and comprehensive income. The Company's contributions vest immediately.

NOTE 16      OPERATING SEGMENT INFORMATION

As a result of the acquisition of IPS, the Company reports and manages its operations based on two distinct operating segments: Distribution and Design. Revenue and accounts receivable concentrations of significance are outlined as well.

The Distribution segment sources and distributes carry and protective product solutions, primarily for hand held electronic devices. Products sourced by this segment include carrying cases and other accessories for medical monitoring and diagnostic kits, portable consumer electronic devices (such as smartphones, tablets, personnel computers, notebooks, and GPS devices), and a variety of other portable electronic and non-electronic products (such as firearms, sporting, and other recreational products). This segment operates in geographic regions that include the EMEA Region, the Americas and the APAC Region. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer.

The Design segment provides a full spectrum of hardware and software product design and engineering services. This segment operates predominantly in the Americas region. It should be noted that financial performance and results of operations in the design segment for the fiscal year ended September 30, 2018 covers the period following the closing of the acquisition of IPS on January 18, 2018 through fiscal year end on September 30, 2018.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16      OPERATING SEGMENT INFORMATION (Continued)

Segment operating income and net income before taxes for the years ended September 30, 2018 and 2017 are shown in table below:

	For the Year Ended September 30,
	2018	2017
Revenue
Distribution	$ 24,347,408	$ 24,764,613
Design	10,152,095	-
Total Revenue	$ 34,499,503	$ 24,764,613
Cost of Sales
Distribution	$ 20,286,446	$ 20,572,970
Design	7,644,981	-
Total Cost of Sales	$ 27,931,427	$ 20,572,970
Segment Operating Income (Loss)
Distribution	$ (140,804)	$ 598,470
Design	401,456	-
Total Income from Operations	$ 260,652	$ 598,470
Other Income (Expenses)
Distribution	$ 401,779	$ (19,124)
Design	(30,111)	-
Total Other Income (Expense)	$ 371,668	$ (19,124)
Income before Income Taxes
Distribution	$ 260,975	$ 579,346
Design	371,345	-
Total Income before Income Taxes	$ 632,320	$ 579,346

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16      OPERATING SEGMENT INFORMATION (Continued)

Revenues from External Customers

Consolidated

The following table sets forth our consolidated net revenues by geographic region for the fiscal years ended September 30, 2018 and 2017. All of design segment customer revenues are classified under the United States within the Americas region:

EMEA Region:	(dollars in thousands) For the Fiscal Years Ended September 30,
	2018	2017

Germany	$ 3,987	$ 4,487
Poland	4,071	4,215
Other	1,262	580
Total EMEA Region	9,320	9,282
Americas:
United States [1]	17,307	7,755
Other	8	15
Total Americas	17,315	7,770
APAC Region:
Hong Kong	6,485	5,313
Malaysia	480	825
Taiwan	195	816
Other	705	759
Total APAC Region	7,865	7,713
Total Net Revenues	$ 34,500	$ 24,765

[1] Includes $10.152 million of revenue attributed to IPS whose customers reside in the United States.

Major Customers and Concentrations by Geographic Region

Distribution Segment

The following customers or their affiliates or contract manufacturers accounted for more than 10% of the distribution segment's net revenues, by geographic region, and in segment total for the fiscal years ended September 30, 2018 and 2017.

	For the Fiscal Year Ended September 30, 2018
	EMEA	Americas	APAC	Total
Diabetic Products Customer A	42%	36%	-	19.9%
Diabetic Products Customer B	30%	28%	-	26.8%
Diabetic Products Customer C	-	-	82%	26.8%
Diabetic Products Customer D	13%	16%	2%	10.7%
Totals	85%	80%	84%	84.2%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16      OPERATING SEGMENT INFORMATION (Continued)

	For the Fiscal Year Ended September 30, 2017
	EMEA	Americas	APAC	Total
Diabetic Products Customer A	46%	28%	-	26.3%
Diabetic Products Customer B	36%	34%	-	24.2%
Diabetic Products Customer C	-	-	69%	21.5%
Diabetic Products Customer D	10%	21%	3%	11.2%
Totals	92%	83%	72%	83.2%

Four customers (including their affiliates or contract manufacturers) accounted for approximately 86% and 81% of the Company's distribution segment accounts receivable at September 30, 2018 and 2017, respectively.

Design Segment

All of our design segment customers operate in the United States.

Four customers accounted for approximately 67% of the Company's design segment accounts receivable at September 30, 2018.

Total Assets

The following table presents total assets by operating segment for the years ended September 30, 2018 and 2017:

	September 30,
	2018	2017
Distribution	$ 12,010,344	$ 13,153,946
Design	7,217,522	-
Total assets	$ 19,227,866	$ 13,153,946

Long-Lived Assets

Identifiable long-lived assets, consisting predominantly of property, plant and equipment, by operating segment are presented net of accumulated depreciation and amortization. All of the Company's long-lived assets are geographically located in the United States or Americas region. See table below:

September 30,
	2018			2017
	Consolidated	Distribution	Design	Consolidated	Distribution	Design
Americas	$ 358,975	$ 26,871	$ 332,104	$ 20,658	$ 20,658	$ -
APAC	-	-	-	-	-	-
EMEA	-	-	-	-	-	-
Total long-lived assets (net)	$ 358,975	$ 26,871	$ 332,104	$ 20,658	$ 20,658	$ -

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16     OPERATING SEGMENT INFORMATION (Continued)

Total Liabilities

The following table presents total liabilities by operating segment for the years ended September 30, 2018 and 2017:

	September 30,
	2018	2017
Distribution	$ 6,568,918	$ 4,223,524
Design	1,559,353	-
Total liabilities	$ 8,128,271	$ 4,223,524

Supplier Concentration

The Company procures all its supply of carrying solutions products for the distribution segment from independent suppliers in China through Forward China. Depending on the product, Forward China may require several different suppliers to furnish component parts or pieces. The Company purchased 100% of its OEM products from Forward China in Fiscal 2018 and 2017.

The Company procures materials and supplies used to build prototypes and "mock-ups" for design service projects. All of the design segment vendors are located in the United States.

NOTE 17      LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with TD Bank which renews at the discretion of the lender on April 30, 2019. The line of credit was amended and modified on September 28, 2018 to extend the line of credit limit from $1,000,000 to $1,300,000 and was also undersigned by Forward Industries, Inc. as the guarantor and is secured by all of IPS' assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate at September 30, 2018 was 6.00%. As of September 30, 2018, the Company had $350,000 outstanding under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. As of September 30, 2018 and through the date of the financial statements, the Company is in compliance with the required covenants and is expected to be in compliance for 12 months from the date of these financial statements.

NOTE 18      DEBT

As part of the acquisition of IPS, which was completed on January 18, 2018, the Company assumed the debt of the following:

On January 8, 2014, IPS entered into a term loan with a lender in the amount of $1,000,000. The loan matures on January 8, 2019 and bears interest at a rate of 4.230% per annum. Interest and principal of $18,546 is paid on a monthly basis through maturity. This loan is secured by all of IPS' assets and is guaranteed by the Company. Outstanding balance as of September 30, 2018 was $73,528. The agreement contains certain restrictive covenants with which the Company was in compliance as of September 30, 2018.

On April 1, 2016, IPS entered into a term loan with a lender in the amount of $325,000. The loan matures on April 1, 2020 and bears interest at a rate of 4.215% per annum. Interest and principal of $7,378 is paid on a monthly basis through maturity. This loan is secured by all of the IPS' assets and is guaranteed by the Company. Outstanding balance as of September 30, 2018 was $135,389. The agreement contains certain restrictive covenants with which the Company was in compliance as of September 30, 2018.

On October 19, 2016, IPS entered into two term loans with a lender in the amount of $100,000 and $50,000 with the first three monthly payments being interest only. The loans were scheduled to mature on January 19, 2019 and bore an interest rate of 12% per annum. The loans were unsecured. The loan balances of approximately $61,000 and $31,000 were paid off immediately after acquisition.

On December 11, 2017, IPS entered into an installment payment financing arrangement with a lender in the amount of approximately $23,000. IPS makes monthly payments of $1,035, which includes an implied interest rate of 9.5%, for 24 months. The last payment is scheduled to be made in December of 2019. The loan balance is approximately $16,000 at September 30, 2018.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18      DEBT (Continued)

Future minimum principal payment requirements under the working capital term loan agreements in each of the years subsequent to September 30, 2018 are as follows:

2019	$ 170,350
2020	54,027
Total	$ 224,377