Form 10-Q
period 2018-12-31
Forward Industries, Inc.
filed 2019-02-14
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to ________________

Commission file number 001-34780

FORWARD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New York	13-1950672
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

477 S. Rosemary Ave., Suite 219, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 465-0030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,533,851 shares as of February 12, 2019

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

Note Regarding Use of Certain Terms

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

“Forward US” refers to Forward Industries’ wholly owned subsidiary Forward Industries (IN), Inc., an Indiana corporation;

“Forward Switzerland” refers to Forward Industries’ wholly owned subsidiary Forward Industries (Switzerland) GmbH, a Swiss corporation;

“IPS” refers to Forward Industries’ wholly owned subsidiary Intelligent Product Solutions, Inc., a New York corporation;

“Forward UK” refers to Forward Industries’ wholly owned subsidiary Forward Industries UK Limited, a UK corporation;

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

“Commission” refers to the United States Securities and Exchange Commission;

“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“Fiscal 2019” refers to our fiscal year ending September 30, 2019;

“Fiscal 2018” refers to our fiscal year ended September 30, 2018;

“2019 Quarter” refers to the three months ended December 31, 2018;

“2018 Quarter” refers to the three months ended December 31, 2017;

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

“Americas” refers to the geographic area encompassing North America, Central America, and South America; and

“OEM” refers to Original Equipment Manufacturer.

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2018	2018

	(Unaudited)	(Note 1)
Assets

Current assets:
Cash	$4,417,281	$4,369,866
Accounts receivable, net	9,303,933	9,024,518
Inventories	1,427,412	1,568,914
Prepaid expenses and other current assets	275,614	248,434

Total current assets	15,424,240	15,211,732
Property and equipment, net	327,712	358,975
Intangible assets, net	1,370,564	1,411,182
Goodwill	2,182,427	2,182,427
Other assets	63,550	63,550

Total assets	$19,368,493	$19,227,866

Liabilities and shareholders' equity

Current liabilities:
Line of credit	$1,300,000	$350,000
Accounts payable	724,226	329,967
Due to Forward China	3,772,364	4,197,435
Deferred income	85,793	125,013
Notes payable - short-term portion	1,715,063	1,770,112
Capital leases payable - short-term portion	52,681	56,876
Deferred consideration - short-term portion	221,000	200,000
Accrued expenses and other current liabilities	463,652	594,887

Total current liabilities	8,334,779	7,624,290

Other liabilities:
Notes payable - long-term portion	30,442	54,335
Capital leases payable - long-term portion	53,987	64,041
Deferred rent	51,423	47,605
Deferred consideration - long-term portion	317,000	338,000

Total other liabilities	452,852	503,981

Total liabilities	8,787,631	8,128,271

Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized;
9,533,851 and 9,533,851 shares issued and outstanding, respectively	95,338	95,338
Additional paid-in capital	18,732,190	18,720,396
Accumulated deficit	(8,246,666)	(7,716,139)

Total shareholders' equity	10,580,862	11,099,595

Total liabilities and shareholders' equity	$19,368,493	$19,227,866

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended December 31,

	2018	2017

Net Revenues	$10,183,283	$6,336,467
Cost of sales	8,880,242	5,333,871

Gross profit	1,303,041	1,002,596

Operating expenses:
Sales and marketing	469,599	278,062
General and administrative	1,313,969	673,461

Total operating expenses	1,783,568	951,523

Income (loss) from operations	(480,527)	51,073

Other expenses:
Interest expense	(45,037)	-
Other expense	(4,963)	(4,422)

Total other expense	(50,000)	(4,422)

Income (loss) before income taxes	(530,527)	46,651
Provision for income taxes	-	-

Net income (loss)	$(530,527)	$46,651

Net income (loss)	$(530,527)	$46,651
Other comprehensive income:
Translation adjustments	-	600

Comprehensive income (loss)	$(530,527)	$47,251

Earnings (loss) per share:
Basic	$(0.06)	$0.01

Diluted	$(0.06)	$0.01

Weighted average number of common and
common equivalent shares outstanding:
Basic	9,527,823	8,760,830

Diluted	9,527,823	8,895,456

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Accumulated		Comprehensive
	Shares	Amount	Capital	Deficit		Income (Loss)	Total

Balance - September 30, 2018	9,533,851	$95,338	$18,720,396	$	(7,716,139)	$-	$11,099,595
Share-based compensation	-	-	11,794		-	-	11,794
Net loss	-	-	-		(530,527)	-	(530,527)

Balance - December 31, 2018	9,533,851	$95,338	$18,732,190		$(8,246,666)	$-	$10,580,862

Balance - September 30, 2017	8,920,830	$89,208	$17,936,673	$	(9,095,459)	$-	$8,930,422
Restricted stock award forfeitures	(70,000)	(700)	700		-	-	-
Share-based compensation	-	-	(4,538)		-	-	(4,538)
Foreign currency translation	-	-	-		-	600	600
Net income	-	-	-		46,651	-	46,651

Balance - December 31, 2017	8,850,830	$88,508	$17,932,835	$	(9,048,808)	$600	$8,973,135

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

     FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	December 31,

	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$(530,527)	$46,651
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Share-based compensation	11,794	(4,538)
Depreciation and amortization	91,607	6,092
Bad debt expense	46,510	-
Deferred rent	4,478	(3,307)
Changes in operating assets and liabilities:
Accounts receivable	(325,925)	618,812
Inventories	141,502	59,919
Prepaid expenses and other current assets	(27,180)	51,657
Accounts payable and due to Forward China	(30,812)	735,901
Deferred income	(39,220)	(107,403)
Accrued expenses and other current liabilities	(131,895)	(103,448)

Net cash provided by (used in) operating activities	(789,668)	1,300,336

Cash Flows From Investing Activities:
Purchases of property and equipment	(19,726)	(18,892)

Net cash used in investing activities	(19,726)	(18,892)

Cash Flows From Financing Activities:
Proceeds from Line of Credit borrowings	1,050,000	-
Repayment of Line of Credit borrowings	(100,000)	-
Repayment of notes payable	(78,942)	-
Repayments on capital equipment leases	(14,249)	-

Net cash provided by financing activities	856,809	-

Net increase in cash	47,415	1,281,444
Cash at beginning of period	4,369,866	4,622,981

Cash at end of period	$4,417,281	$5,904,425

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$39,730	$-

Cash paid for taxes	$1,438	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1      OVERVIEW

     Forward Industries, Inc. (“Forward” or the “Company”) is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. Through its recent acquisition of Intelligent Product Solutions, Inc. (“IPS”) the Company has expanded its ability to design and develop solutions for our existing multinational client base and expand beyond the diabetic product line into a variety of industries with a full spectrum of hardware and software product design and engineering services. In addition to our existing design and distribution of carry and protective solutions, primarily for handheld electronic devices, the Company is now a one-stop shop for design, development and manufacturing solutions serving a wide range of clients in the industrial, commercial and consumer industries. The Company’s previous principal customer market has been original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward China.

     As a result of the expansion of the design development capabilities through its wholly-owned subsidiary, IPS (acquired in January 2018), the Company now plans to introduce proprietary products to the market from concepts brought to it from a number of different sources, both inside and outside the Company. The Company provides clients, both big and small, a true, authentic “one-stop-shop” for product design, development and manufacturing solutions.

     In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending September 30, 2019. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and with the disclosures and risk factors presented therein. The September 30, 2018 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly-owned subsidiaries (Forward US, Forward Switzerland, Forward UK and IPS). All significant intercompany transactions and balances have been eliminated in consolidation. Intercompany revenues of approximately $201,000 for the three months ended December 31, 2018 related to design and marketing work performed by IPS for Forward has been eliminated in consolidation.

Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by a chief operating decision maker, or Forward management, in deciding how to allocate resources and in assessing performance. As a result of the acquisition of IPS in January 2018, management conducts business through two distinct operating segments, which are also our reportable segments: distribution and design. Forward US, Forward Switzerland and Forward UK comprise the distribution operating segment and IPS is the design operating segment.

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

     Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other.” We have two reporting units for purposes of evaluating goodwill impairment and perform our annual goodwill impairment test on September 30th at end of the fiscal year. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test for the reporting unit is unnecessary. If we cannot support such a conclusion or do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.

     If the fair value of the reporting unit exceeds its carrying value, then the second step of the impairment test (measurement) does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity will recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. A significant amount of judgment is required in performing goodwill impairment tests. Management deemed there were no triggering events or impairments to Goodwill at December 31, 2018.

Intangible assets

     Intangible assets include trademark and customer relationships, which were acquired as part of the acquisition of IPS in January 2018 and are recorded based on the estimated fair value in purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

     Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to its intangible assets. Management reviewed the values of intangible assets and determined there was no event or change in circumstances to give rise to an impairment charge for intangible assets at December 31, 2018.

Income Taxes

     The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of December 31, 2018, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (Continued)

Revenue Recognition

Distribution Segment

     The Company generally recognizes revenue in its distribution segment when: (i) finished goods are shipped to our distribution customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (ii) there are no other deliverables; (iii) there are no further obligations to the customer after the title of the goods has transferred. The Company defers revenue when it receives consideration before achieving the criteria previously mentioned.

Design Segment

    Under the new ASC 606 standard, the Company applies the “cost to cost” and “right to invoice” methods of revenue recognition to the contracts with customers in the design segment. The design segment typically engages in two types of contracts: (i) Time and Material and (ii) Fixed Price contracts. The Company recognizes revenue over time on time and material contracts utilizing a “right to invoice” method. Revenues from fixed price contracts that require performance of services that are not related to the production of tangible assets are recognized by using cost inputs to measure progress toward the completion of its performance obligations or the “cost to cost” method. Revenue from contracts that contain specific deliverables are recognized when the performance obligation has been satisfied or the transfer of goods to the customer has been completed and accepted.

     Recognized revenues that will not be billed until a later date, or Contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. There were no Contract assets at December 31, 2018 and September 30, 2018. Contracts where collections to date have exceeded recognized revenues, or Contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. Contract liabilities at December 31, 2018 and September 30, 2018 were approximately $86,000 and $125,000, respectively.

Reclassifications

     We have reclassified approximately $107,000 of deferred revenue from the change in accrued expenses and other current liabilities to the change in deferred income within the changes in operating assets and liabilities of the condensed consolidated statements of cash flows in the accompanying fiscal 2018 condensed consolidated financial statements to conform to the fiscal 2019 presentation. These reclassifications did not affect operating cash flows, total current liabilities, net income or accumulated deficit.

Share-Based Compensation Expense

    The Company recognizes employee and director share-based compensation in its condensed consolidated statements of operations and comprehensive income (loss) at the grant date fair value of stock options and other equity based compensation. The determination of stock option grant date fair value is estimated using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 6 - Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

     In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” (“ASC 605”) and most industry-specific guidance throughout ASC 605. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). These new standards became effective first quarter of fiscal 2019 and were adopted using the modified retrospective method. The Company has performed a review of ASU 2014-09 as compared to its previous accounting policies for our products and services revenues and did not identify any material impact to revenue. Therefore, there was no adjustment to retained earnings for a cumulative effect.

     Effective October 1, 2018, the Company adopted ASC 606 and has elected the modified retrospective method on existing contracts at the date of adoption. The Company has implemented the necessary changes to such business processes, controls and systems to effectively review and account for the new contracts under this standard.

     Revenues recognized from the distribution segment under ASC 606 are consistent with previous revenue recognition standards under ASC 605, whereby revenue is typically recognized at either the point of shipment or point of destination, depending on the terms of the sale.

     Regarding, the Company’s design segment, the Company has evaluated the changes from adopting this new standard on its financial reporting, disclosures and its various revenue streams. The Company will recognize revenue over time on its time and material contracts utilizing a “right to invoice” method which is similar to previous revenue recognition standards under ASC 605. Revenues from fixed-price type contracts that require performance of services that are not related to the production of tangible assets will be recognized by using cost inputs to measure progress toward the completion of its performance obligations. This method is similar to the method currently applied to certain of the Company’s contracts covered by current revenue recognition standards under ASC 605. In some cases, contracts contain an arrangement of specific deliverables or production of prototypes, or a distinct performance obligation, and the Company allocates the transaction price to the performance obligation on a relative standalone selling price basis.

     In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. This ASU requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its condensed consolidated financial statements.

     In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” providing additional guidance on several cash flow classification issues, with the goal of the update to reduce the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company early adopted ASU No. 2016-15 and the adoption did not have any impact on the Company’s condensed consolidated financial statements.

     In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the ASU No. 2016-16 in the first quarter of Fiscal 2019 and the adoption did not have any impact on the Company’s condensed consolidated financial statements due to the Company’s maintenance of a full valuation allowance on the Company’s net deferred tax asset.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      ACCOUNTING POLICIES (Continued)

     In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, “Intangibles - Goodwill and Other (“ASC 350”).” As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 in the first quarter of Fiscal 2019 and the adoption did not have any impact on the Company’s condensed consolidated financial statements.

     In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted ASU No. 2017-09 in the first quarter of Fiscal 2019 and the adoption did not have any impact on the Company’s condensed consolidated financial statements.

    In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”)”, which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that determination of some or all of the income tax effects from the Tax Cuts and Jobs Act may be incomplete by the due date of the financial statements and, if possible, provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118.

     In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation.” ASU 2018-07 is an accounting pronouncement which expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our condensed consolidated financial statements.

     In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement - Disclosure Framework (Topic 820).” The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3      ACQUISITION

     On January 18, 2018, the Company acquired Intelligent Product Solutions, Inc. (“IPS”). The details of the acquisition are included in our Annual Report on Form 10-K.

Pro Forma Impact

     The following unaudited pro forma consolidated financial information has been prepared to illustrate the effects of the acquisition of IPS as if the acquisition occurred on October 1, 2017.

     These unaudited pro forma condensed consolidated financial statements are for informational purposes only to provide comparative consolidated financial results for the three months ended December 31, 2018 and 2017. They do not purport to indicate the results that would actually have been obtained had the acquisition actually been completed on October 1, 2017.

	For the Three Months Ended December 31,

	2018	2017

Net revenues	$10,183,283	$9,908,863

Gross profit	1,303,041	2,025,956

Operating expenses	1,783,568	2,028,401

Operating loss	(480,527)	(2,445)

Other expenses, net	(50,000)	(75,064)

Loss before income taxes	$(530,527)	$(77,509)
Pre-tax loss per share:
Basic	$(0.06)	$(0.01)

Diluted	$(0.06)	$(0.01)

Weighted average number of common and
common equivalent shares outstanding:
Basic	9,527,823	9,162,666

Diluted	9,527,823	9,297,292

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

     The short and long-term portions of deferred cash consideration of $538,000 on our condensed consolidated balance sheets includes a deferred cash component with a present value of $448,000 and an earn-out consideration component with a fair value of $90,000 measured using the Black-Scholes option pricing method, a Level 3 valuation technique. For the three months ended December 31, 2018, there were no changes in the valuation of the deferred cash consideration or the earn-out consideration.

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

	For the Quarter Ended
	December 31,

	2018	2017
Revenue
Distribution	$6,280,726	$6,336,467
Design	3,902,557	-

Total Revenue	10,183,283	6,336,467

Cost of Sales
Distribution	5,294,432	5,333,871
Design	3,585,810	-

Total Cost of Sales	8,880,242	5,333,871

Segment Operating Income (loss) from operations
Distribution	5,997	51,073
Design	(486,524)	-

Total Income (loss) from operations	(480,527)	51,073

Other expenses
Distribution	(36,964)	(4,422)
Design	(13,036)	-

Total Other expenses	(50,000)	(4,422)

Income (loss) before income taxes
Distribution	(30,967)	46,651
Design	(499,560)	-

Total Income (loss) before income taxes	$(530,527)	$46,651

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5      SEGMENT INFORMATION (Continued)

    The following table presents total assets by operating segment:

	December 31,	September 30,
	2018	2018

Distribution	$11,710,459	$12,010,344
Design	7,658,034	7,217,522

Total assets	$19,368,493	$19,227,866

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

    There were no options granted during the three months ended December 31, 2018 and 2017.

    The following table summarizes stock option activity during the three months ended December 31, 2018:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, September 30, 2018	545,066	$1.78
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, December 31, 2018	545,066	$1.78	4.1	$39,125

Exercisable, December 31, 2018	480,816	$1.79	4.1	$39,125

     The Company recognized compensation expense of approximately $10,000 and $1,000 during the three months ended December 31, 2018 and 2017, respectively, for stock option awards in its condensed consolidated statements of operations and comprehensive income (loss).

     As of December 31, 2018, there was approximately $39,000 of total unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.5 years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6      SHARE-BASED COMPENSATION (Continued)

     The following table provides additional information regarding stock option awards that were outstanding and exercisable at December 31, 2018:

Options Outstanding			Options Exercisable

	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.64 to $1.23	$0.80	77,500	$0.80	5.8	77,500
$1.44 to $1.80	1.50	339,066	1.47	4.8	274,816
$2.20 to $2.85	2.48	66,000	2.48	1.4	66,000
$3.73 to $3.79	3.74	62,500	3.74	2.1	62,500

		545,066		4.1	480,816

Restricted Stock Awards

     The Company recognized compensation expense (income) of approximately $2,000 and $(5,000) during the three months ended December 31, 2018 and 2017, respectively, for restricted stock awards in its condensed consolidated statements of operations and comprehensive income (loss). As of December 31, 2018, there was approximately $1,000 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.05 years.

    The following table summarizes restricted stock activity during the three months ended December 31, 2018:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value

Non-vested, September 30, 2018	6,028	$1.24	$7,475
Granted	-	-
Vested	-	-
Forfeited	-	-	-

Non-vested, December 31, 2018	6,028	$1.24	$7,475

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

	For the Three Months Ended
	December 31,

	2018	2017
Numerator:
Net income (loss)	$(530,527)	$46,651

Denominator:
Weighted average shares outstanding - basic	9,527,823	8,760,830

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	-	26,404
Assumed vesting of restricted stock, treasury stock method	-	108,222

Weighted average dilutive potential common shares	-	134,626

Weighted average shares outstanding - diluted	9,527,823	8,895,456

Basic (loss) earnings per share	$(0.06)	$0.01

Diluted (loss) earnings per share	$(0.06)	$0.01

     The following securities were excluded from the calculation of diluted (loss) earnings per share because their inclusion would have been anti-dilutive:

	As of December 31,

	2018	2017

Options	545,066	168,500
Warrants	151,335	723,846

Total potentially dilutive shares	696,401	892,346

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8      CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

     For the three months ended December 31, 2018 and 2017, the Company had significant customers with individual percentage of total revenues equaling 10% or greater. The design segment revenue concentrations presented below are only for the 2019 Quarter as the acquisition of IPS occurred in the second quarter of Fiscal 2018. The concentration of revenues and accounts receivable for each reporting segment are as follows:

Distribution Segment Revenues Concentration

	For the Three Months Ended
	December 31,

	2018	2017

Customer 1	31.1%	31.0%
Customer 2	27.8%	27.7%
Customer 3	14.3%	17.4%
Customer 4	9.7%	10.7%

Totals	82.9%	86.8%

Design Segment Revenues Concentration

For the Three
Months Ended
December 31,

2018

Customer 1	20.8%
Customer 2	15.5%
Customer 3	13.3%

Totals	49.6%

     At December 31, 2018 and September 30, 2018, concentration of accounts receivable with significant customers representing 10% or greater of segment accounts receivable was as follows:

Distribution Segment Accounts Receivable Concentration

	December 31, 2018	September 30, 2018

Customer 1	27.9%	29.6%
Customer 2	21.5%	23.6%
Customer 3	20.1%	15.6%
Customer 4	13.0%	17.0%

Totals	82.5%	85.8%

Design Segment Accounts Receivable Concentration

	December 31, 2018	September 30, 2018

Customer 1	28.3%	26.4%
Customer 2	19.0%	28.2%

Totals	47.3%	54.6%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9      RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

     On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Supply Agreement expires on March 8, 2019, subject to renewal. Terence Bernard Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $359,000 and $363,000 during the three months ended December 31, 2018 and 2017, respectively, in service fees paid to Forward China, which are included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Promissory Note

     On January 18, 2018, the Company issued a $1.6 million promissory note payable to Forward China in order to fund the acquisition of IPS. The note was due and payable in full on January 18, 2019. On January 14, 2019, the Company and Forward China agreed to extend the due date of the note by three months to April 18, 2019 (see Note 13 – Subsequent Events for further explanation). The promissory note bears an interest rate of 8% per annum. Monthly interest payments commenced on February 18, 2018. For the three months ended December 31, 2018, the Company made approximately $32,000 in interest payments to Forward China associated with the note. The $1.6 million note payable is included as a component of the notes payable - short-term portion line of the accompanying condensed consolidated balance sheets.

NOTE 10      LEGAL PROCEEDINGS

     From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of December 31, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11      LINE OF CREDIT

     The Company, specifically IPS, has a $1,300,000 revolving line of credit with TD Bank which renews at the discretion of the lender on April 30, 2019. The line of credit was amended and modified on September 28, 2018 to extend the line of credit limit from $1,000,000 to $1,300,000 and was also undersigned by Forward Industries, Inc. as the guarantor and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate at December 31, 2018 was 6.25%. As of December 31, 2018, the Company had $1,300,000 outstanding under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. As of September 30, 2018 the Company was in compliance with the required covenants.

NOTE 12      DEBT

     On January 8, 2014, IPS entered into a term loan with a lender in the amount of $1,000,000. The loan bears interest at a rate of 4.230% per annum. The loan matured and was paid in full on January 8, 2019. Interest and principal of $18,546 was paid on a monthly basis through maturity. This loan was secured by all of IPS’ assets and was guaranteed by the Company. Outstanding balance as of December 31 and September 30, 2018 was $18,479 and $73,523, respectively. The agreement contains certain restrictive covenants measured annually, of which the Company was in compliance as of September 30, 2018.

     On April 1, 2016, IPS entered into a term loan with a lender in the amount of $325,000. The loan matures on April 1, 2020 and bears interest at a rate of 4.215% per annum. Interest and principal of $7,378 is paid on a monthly basis through maturity. This loan is secured by all of the IPS’ assets and is guaranteed by the Company. Outstanding balance as of December 31 and September 30, 2018 was $114,555 and $135,317, respectively. The agreement contains certain restrictive covenants measured annually, of which the Company was in compliance as of September 30, 2018.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13      SUBSEQUENT EVENTS

     On January 29, 2019, the Company entered into a three-year Distribution Agreement with Mooni International AB (“Mooni”) and its owner, Staffan Bern (the “Owner”). In accordance with the Agreement, the Company: (i) was appointed as the exclusive distributor of Mooni’s current and future products (including future products developed or offered by Mooni and/or the Owner) in North America, (ii) subject to certain repayment requirements, the Company paid $400,000 to Mooni, and (iii) was granted an option to purchase a controlling interest of Mooni at a valuation not to exceed $5 million which, if exercised, would be effective on the 12-month anniversary of the effective date of the Agreement. Key terms can be found in the Form 8-K filed with the SEC on February 4, 2019.

     On January 15, 2019, the Company and Forward China agreed to extend the maturity date of that certain $1.6 million promissory note dated January 18, 2018 which prior to the extension was due January 18, 2019. As a result of the extension, the note is now due April 18, 2019. As previously disclosed, the note bears an interest rate of 8% and pays monthly interest.

     On February 5, 2019, the Company’s shareholders approved the amendment to the 2011 Long Term Incentive Plan to increase the authorized number of Full Value Awards from 400,000 to 800,000 shares.

      On February 5, 2019, the Board approved annual director compensation for the Company’s three non-employee directors. The new compensation plan provides for a total of $100,000 of compensation which is comprised of: (i) $60,000 of cash compensation and (ii) $40,000 of stock options based on the Black-Scholes value at time of grant (50,007 options per director) vesting on February 5, 2020, subject to continued service as a director on the vesting date. Additionally, the Board granted a total of 140,460 (70,230 per director) fully-vested five-year stock options exercisable at $1.54 to two non-employee directors. All of the stock options granted are exercisable at $1.54 per share.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2018 (the “2019 Quarter”) with those for the three months ended December 31, 2017 (the “2018 Quarter”). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Updated Information

    As previously disclosed, the Company received a letter from the Financial Industry Regulatory Authority (“FINRA”) notifying the Company that FINRA was investigating trading in the Company’s securities surrounding the January 18, 2018 announcement that the Company had acquired Intelligent Product Solutions, Inc. (the “FINRA Investigation”). On May 8, 2018, the Company received notice from FINRA that the FINRA Investigation had been completed and that the matter had been referred to the SEC. On February 13, 2019, the SEC served the Company’s executive officers with subpoenas related to its investigation on this matter.

Business Overview

     Forward Industries, Inc. (“Forward” or the “Company”) is a fully integrated design, development and manufacturing solution to top tier medical and technology customers worldwide. Through its recent acquisition of Intelligent Product Solutions, Inc. (“IPS”) the Company has expanded its ability to design and develop solutions for our existing multinational client base and expand beyond the diabetic product line into a variety of industries with a full spectrum of hardware and software product design and engineering services. In addition to our existing designs and distribution of carry and protective solutions, primarily for handheld electronic devices, the Company now provides one stop shopping for the design, development and manufacturing opportunities from a variety of sources. The Company’s previous principal customer market has been original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward China.

     As a result of the expansion of the design development capabilities through its wholly owned subsidiary, IPS, the Company now plans to introduce proprietary products to the market from concepts brought to it from a number of different sources. The Company provides clients, both big and small, a true, authentic “one-stop-shop” for product design, development, distribution and manufacturing solutions.

    By virtue of our strategic collaboration and distribution agreement with Mooni AB International, we have secured a portfolio of smart enabled products which we anticipate will be distributed and sold to retail outlets in the United States.  We believe this enhanced product and retail capability will significantly augment our strategy in establishing new routes to market.

    As a result of the IPS acquisition, the Company now manages and measures its operations over two operating segments: distribution and design. The distribution segment refers to what has historically been described as the “OEM” business. The design segment refers to the IPS design business. IPS’ financial results for the first quarter ended December 31, 2017 are not included in this report.

Variability of Revenues and Results of Operations

     Because a high percentage of our net revenues is highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time. We believe this variability will be less in the future as IPS’ financial results are consolidated with the Company’s financial results.

Critical Accounting Policies and Estimates

     Effective October 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), using the modified retrospective method. The adoption had no impact to the current quarter nor was there a cumulative effect adjustment for previous periods. The Company has performed a review of ASU 2014-09 as compared to its previous accounting policies for our products and services revenues and did not identify any material impact to revenue. See Note 2 for more details around the revenue recognition guidelines under ASC 606 adopted in the first quarter of Fiscal 2019.

Recent Accounting Pronouncements

     In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” (“ASC 605”) and most industry-specific guidance throughout ASC 605. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.

     In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, “Intangibles - Goodwill and Other (“ASC 350”).” The Company adopted the standard in the first quarter of Fiscal 2019 and it had no impact on the Company’s condensed consolidated financial statements.

     For information on recent accounting pronouncements and impacts, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2017

     The results of operations disclosed below presents Forward’s distribution business and IPS’ design segments as distinct operating units. IPS was acquired in the second quarter of Fiscal 2018, therefore, no financial data is presented for prior period comparison for the design segment.

Net Income

Distribution Segment

     Distribution segment net loss was approximately $(32,000) in the 2019 Quarter compared to net income of approximately $47,000 in the 2018 Quarter. Net loss in the 2019 Quarter was primarily due to an increase in operating expenses and a decline in sales, as reflected in the table below.

Design Segment

    Design segment net loss was approximately $(499,000) in the 2019 Quarter.

	Main Components of Net Income

	(amounts in thousands)
	2019			2018			Increase
	Quarter			Quarter			(Decrease)

	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated

Net revenues	$10,183	$6,281	$3,902	$6,336	$6,336	$-	$3,847

Gross profit	$1,303	$986	$317	$1,003	$1,003	$-	$300
Less:
Sales and marketing expenses	470	324	146	278	278	-	192
General and administrative expenses	1,314	657	657	674	674	-	640

Operating income (loss)	$(481)	$5	$(486)	$51	$51	$-	$(532)

Other expenses	(50)	(37)	(13)	(4)	(4)	-	(46)

Net income (loss)	$(531)	$(32)	$(499)	$47	$47	$-	$(578)

     Basic and diluted earnings (loss) per share was $(0.06) per share for the 2019 Quarter and $0.01 per share for the 2018 Quarter.

Net Revenues

Distribution Segment

     Net revenues in the distribution segment declined approximately $60 thousand, or 1%, to $6.28 million in the 2019 Quarter from $6.34 million in the 2018 Quarter primarily as a result of decreased Diabetic product line revenue, partially offset by an increase in Other Product revenue. The following tables set forth revenues by channel, product line and geographic location of our Distribution segment customers for the periods indicated:

	Net Revenues for 2019 Quarter
	(amounts in thousands)

	EMEA	APAC	Americas	Total

Diabetic products	$1,921	$1,914	$1,513	$5,348
Other products	9	455	469	933

Total net revenues	$1,930	$2,369	$1,982	$6,281

	Net Revenues for 2018 Quarter
	(amounts in thousands)

	EMEA	APAC	Americas	Total

Diabetic products	$2,262	$1,820	$1,580	$5,662
Other products	103	230	341	674

Total net revenues	$2,365	$2,050	$1,921	$6,336

Diabetic Product Revenues

     Forward’s distribution segment manufactures to the order of, and sells carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through their retail distribution channels.

     Revenues from Diabetic Products declined approximately $0.3 million, or 6%, to approximately $5.3 million in the 2019 Quarter from approximately $5.6 million in the 2018 Quarter. This decline was due to lower revenues from all of our major Diabetic Products customers.

     The following table sets forth our distribution segment net revenues by Diabetic Products customer for the periods indicated:

	(amounts in thousands)
	2019	2018	Increase
	Quarter	Quarter	(Decrease)

Diabetic Products Customer A	$1,951	$1,967	$(16)
Diabetic Products Customer B	1,748	1,755	(7)
Diabetic Products Customer C	900	1,103	(203)
Diabetic Products Customer D	609	678	(69)
All other Diabetic Products Customers	140	159	(19)

Totals	$5,348	$5,662	$(314)

     Revenues from Diabetic Products represented 85% of our net revenues in the 2019 Quarter compared to 89% of our net revenues in the 2018 Quarter.

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

     Revenues from Other Products increased $259,000 to $933,000 in the 2019 Quarter from $674,000 in the 2018 Quarter. This is primarily due to sales of approximately $160,000 to a new wireless electronic devices customer, an increase in sales to an existing navigation and wireless devices customer of approximately $45,000 and an increase in sales to a medical supply customer of approximately $47,000. Fluctuations in sales to other customers were not material individually or in the aggregate. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

     Revenues from Other Products represented 15% of our net revenues in the 2019 Quarter compared to 11% of our net revenues in the 2018 Quarter.

Design Segment

     Net revenues in the design segment were approximately $3.9 million for the 2019 Quarter. There were no revenues for the 2018 Quarter as IPS was acquired on January 18, 2018. The following table sets forth our design segment net revenues by major customers for the 2019 Quarter:

2019
Quarter
(amounts in
thousands)

Design Segment Customer A	$810
Design Segment Customer B	606
Design Segment Customer C	520
All other Design Segment Customers	1,967

Totals	$3,903

Gross Profit

Distribution Segment

     Gross profit for the distribution segment declined approximately $16,000, or 2%, to approximately $986,000 in the 2019 Quarter from approximately $1.0 million in the 2018 Quarter as a result of a decline in sales volume. As a percentage of revenues, our gross margin decreased to 15.7% in the 2019 Quarter from 15.8% in the 2018 Quarter.

Design Segment

     Gross Profit for the design segment was approximately $317,000 for the 2019 Quarter. Gross Profit as a percentage of revenue was 8.1% for the design segment. The gross profit as a percentage of revenue for the 2019 Quarter is significantly lower than historical performance for the design segment of our business. The decline was the result of project overruns on two significant customers in the 2019 Quarter. We believe this is an isolated instance and we expect gross margins to return to historical percentages, above 20% historically, in the second quarter of Fiscal 2019. Depreciation expense was approximately $48,000 for the 2019 Quarter. Depreciation expense is allocated to Cost of Sales in the design segment.

Sales and Marketing Expenses

Distribution Segment

     Sales and marketing expenses for the distribution segment increased approximately $46,000, or 16%, to approximately $324,000 in the 2019 Quarter from approximately $278,000 in the 2018 Quarter. The increase was due to the addition of a salesperson shared with the design segment of approximately $24,000, additional travel volume and related expenses of approximately $12,000 as well as an increase in product sales development expenses of approximately $16,000, offset by other expenses that were not material individually or in the aggregate.

Design Segment

    Sales and marketing expenses for the design segment were approximately $146,000 for the 2019 Quarter. Sales and marketing expense in the design segment is composed of sales personnel expenses of approximately $88,000, commissions paid to sales personnel of approximately $19,000, sales promotion and advertising expenses of approximately $18,000, travel expenses of approximately $16,000 and other sales expenses of approximately $5,000 in the aggregate.

General and Administrative Expenses

Distribution Segment

     General and administrative expenses in the distribution segment decreased approximately $17,000, or 3%, to approximately $657,000 in the 2019 Quarter from approximately $674,000 in the 2018 Quarter, primarily due to a decline in director related fees of approximately $40,000, partially offset by a rise in professional fees and personnel expenses of approximately $24,000. Fluctuations in other components of “General and Administrative Expenses” were not material individually or in the aggregate.

Design Segment

     General and administrative expenses for the design segment were approximately $657,000 for the 2019 Quarter. General and administrative expenses in the design segment are composed of administrative personnel expenses of approximately $333,000, occupancy costs of approximately $93,000, professional fees of approximately $39,000, bad debt expense of approximately $47,000, intangibles amortization expense of approximately $41,000, computer costs of approximately $37,000, telecom expenses of approximately $11,000, and other general and administrative expenses of $56,000 in the aggregate.

Other Expenses

Distribution Segment

     Other expenses for the distribution segment increased approximately $33,000 from the 2018 Quarter to approximately $37,000 in the 2019 Quarter, due to the interest of $32,000 incurred on the promissory note to Forward China (see Note 9 - Related Party Transactions).

Design Segment

     Other expenses in the design segment were approximately $13,000 for the 2019 Quarter. This is composed of interest incurred on the line of credit and other debt instruments held within the design segment.

Income Taxes

     For the three months ended December 31, 2018, the Company generated a net loss of approximately $(531,000). The U.S. statutory tax rate for the fiscal year ending September 30, 2019 is 21%. The Company maintains a significant net operating loss carryforward and does not recognize income tax expense (benefit) as the Company’s deferred tax provision is offset by maintaining a full valuation allowance on the Company’s net deferred tax asset.

     On December 20, 2017, Congress passed the Tax Cuts and Jobs Act (“TCJA”). The TCJA includes, among other changes, a reduction of the U.S. corporate tax rate from 35% to 21% and a one-time mandatory deemed repatriation of cumulative earnings and profits from foreign subsidiaries. The Company completed its accounting for the income tax effects of the TCJA during the first quarter of 2019, in accordance with the SEC Staff Accounting Bulletin No. 118. As a result of the TCJA, there was no tax impact to the financial statements due to the Company’s maintenance of a full valuation allowance on the Company’s net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.

As of the filing date of this report, we had $100,000 available under our $1.3 million Line of Credit. In January 2019, the maturity date on the $1.6 million Forward China promissory note was extended to April 18, 2019 (see Note 13 – Subsequent Events). We plan on funding the payment at maturity using existing cash balances.

We anticipate that our liquidity and financial resources for Forward and the consolidated subsidiaries for the next 12 months from the date of the filing of this Form 10-Q will be adequate to manage our operating and financial requirements.  If we have the opportunity to make a strategic acquisition or to make an investment in a product or partnership, we will require additional capital beyond our current cash balance to fund the opportunity.  If we seek to raise additional capital, there is no assurance that we will be able to raise funds on terms that are acceptable to us or at all.

At December 31, 2018, our current ratio (current assets divided by current liabilities) was 1.9 compared to 2.1 at September 30, 2018; At December 31, 2018, our quick ratio (current assets less inventories divided by current liabilities) was 1.7 compared to 1.8 at September 30, 2018; At December 31, 2018, our working capital (current assets less current liabilities) was $7.1 million compared to $7.6 million at September 30, 2018. As of February 8, 2019, we had approximately $3.9 million of cash on hand.

Although we do not anticipate the need to purchase additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

During the three months ended December 31, 2018 and 2017, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

     During the 2019 Quarter, cash used in operating activities of approximately $790,000 resulted primarily from a net loss of $531,000, an increase in accounts receivable of approximately $326,000, a decrease in accrued expenses and other current liabilities of approximately $132,000, a decrease of deferred income of approximately $39,000, a decrease of Accounts Payable of approximately $31,000 and an increase in prepaid expenses and other current assets of approximately $27,000, partially offset by a decline in inventories of approximately $142,000, in addition to the add-backs for depreciation and amortization of approximately $92,000, bad debt expense of approximately $47,000, share-based compensation of approximately $12,000, and the add-back of deferred rent of approximately $4,000.

     During the 2018 Quarter, cash provided by operating activities of approximately $1,300,000 resulted primarily from an increase in accounts payable (including due to Forward China) of approximately $736,000, a decrease in accounts receivable of approximately $619,000, a decrease in inventories of approximately $60,000, a decrease in prepaid expenses and other current assets of approximately $52,000 and net income of approximately $47,000, partially offset by a decrease in deferred income of $107,000 and a decrease of accrued expenses and other current liabilities of approximately $103,000.

Cash Flows from Investing Activities

     In the 2019 Quarter, cash used in investing activities of approximately $20,000 resulted from purchases of property and equipment.

     In the 2018 Quarter, cash used in investing activities of approximately $19,000 resulted from purchases of property and equipment.

Cash Flows from Financing Activities

     In the 2019 Quarter, cash provided by financing activities of approximately $857,000 consisted of $1,050,000 in borrowings on the Line of Credit, offset by $100,000 in repayments on the Line of Credit, approximately $79,000 in repayments on notes payable and approximately $14,000 in repayments on capital equipment leases.

    In the 2018 Quarter, there was no cash used in financing activities.

Related Party Transactions

     For information on related party transactions and their financial impact, see Note 9 to the unaudited condensed consolidated financial statements contained herein.

Cautionary Note Regarding Forward-Looking Statements

     This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity, plans to develop and market new products, anticipated synergies from the acquisition of IPS and working capital. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders, our ability to successfully market and sell products that we develop, our ability to successfully integrate IPS, failure to diversify the industries in which we sell our products, potential imposed tariffs or other restrictions placed on imports by the U.S. government, and continued pricing pressure on our products. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended September 30, 2018. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

     Our evaluation excluded IPS, which was acquired in January 2018. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations. The Company’s evaluation will incorporate IPS into the assessment of internal controls over financial reporting during the second quarter of Fiscal 2019.

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
From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of December 31, 2018, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

Dated: February 14, 2019

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise

Terence Wise
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Michael Matte

Michael Matte
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

					Filed or Furnished Herewith
		Incorporated by Reference
No.	Exhibit Description	Form	Date	Number
2.1	Stock Purchase Agreement with Intelligent Product Solutions, Inc.	8-K	1/18/18	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment to the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3	Certificate of Amendment to the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Promissory Note dated January 18, 2018 - Forward Industries (Asia-Pacific)	8-K	1/18/18	4.1
4.2	Amendment No. 1 to Promissory Note dated January 18, 2018 - Forward Industries (Asia-Pacific)				Filed
4.3	2011 Long Term Incentive Plan, as amended				Filed
10.1	Buying Agency and Supply Agreement with Forward Industries (Asia-Pacific), Corporation, dated as of September 9, 2015	10-K	12/16/15	10.7
10.2	Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.3	Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.4	Form of Employment Agreement – IPS Sellers **	8-K	1/18/18	10.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed
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