Form 10-Q
period 2019-03-31
Forward Industries, Inc.
filed 2019-05-15
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to_____________

Commission File Number 001-34780

Forward Industries, Inc.
(Exact Name of Registrant as Specified in its Charter)

New York	13-1950672
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
477 S. Rosemary Ave., Suite 219, West Palm Beach, FL	33401
Address of Principal Executive Offices	Zip Code

(561) 465-0030
Registrant's Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FORD	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,533,851 shares outstanding as of May 10, 2019

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

Note Regarding Use of Certain Terms

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

"Forward US" refers to Forward Industries' wholly owned subsidiary Forward Industries (IN), Inc., an Indiana corporation;

"Forward Switzerland" refers to Forward Industries' wholly owned subsidiary Forward Industries (Switzerland) GmbH, a Swiss corporation;

"IPS" refers to Forward Industries' wholly owned subsidiary Intelligent Product Solutions, Inc., a New York corporation;

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

"Commission" refers to the United States Securities and Exchange Commission;

"Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended;

"Fiscal 2019" refers to our fiscal year ending September 30, 2019;

"Fiscal 2018" refers to our fiscal year ended September 30, 2018;

"2019 Quarter" refers to the three months ended March 31, 2019;

"2018 Quarter" refers to the three months ended March 31, 2018;

"2019 Period" refers to the six months ended March 31, 2019;

"2018 Period" refers to the six months ended March 31, 2018;

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

"Americas" refers to the geographic area encompassing North America, Central America, and South America; and

"OEM" refers to Original Equipment Manufacturer.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2019	September 30, 2018
	(Unaudited)	(Note 1)
Current assets:
Cash	$2,386,165	$4,369,866
Accounts receivable, net	7,822,173	9,024,518
Inventories	1,433,169	1,568,914
Prepaid expenses and other current assets	614,469	248,434
Total current assets	12,255,976	15,211,732
Property and equipment, net	307,274	358,975
Intangible assets, net	1,330,393	1,411,182
Goodwill	2,182,427	2,182,427
Other assets	340,068	63,550
Total assets	$16,416,138	$19,227,866
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$1,300,000	$350,000
Accounts payable	286,473	329,967
Due to Forward China	2,180,399	4,197,435
Deferred income	70,921	125,013
Notes payable - short-term portion	1,695,537	1,770,112
Capital leases payable - short-term portion	51,585	56,876
Deferred consideration - short-term portion	221,000	200,000
Accrued expenses and other current liabilities	599,354	594,887
Total current liabilities	6,405,269	7,624,290
Other liabilities:
Notes payable - long-term portion	8,107	54,335
Capital leases payable - long-term portion	43,933	64,041
Deferred rent	55,776	47,605
Deferred consideration - long-term portion	317,000	338,000
Total other liabilities	424,816	503,981
Total liabilities	6,830,085	8,128,271
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 9,533,851 and 9,533,851 shares issued and outstanding, respectively	95,338	95,338
Additional paid-in capital	18,868,286	18,720,396
Accumulated deficit	(9,377,571)	(7,716,139)
Total shareholders' equity	9,586,053	11,099,595
Total liabilities and shareholders' equity	$16,416,138	$19,227,866

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Net Revenues	$8,172,467	$9,012,427	$18,355,750	$15,348,894
Cost of Sales	6,861,622	7,181,662	15,741,864	12,515,533
Gross Profit	1,310,845	1,830,765	2,613,886	2,833,361

Operating expenses:
Sales and marketing	428,376	519,966	897,975	798,028
General and administrative	1,957,530	1,078,735	3,271,499	1,752,196
Total operating expenses	2,385,906	1,598,701	4,169,474	2,550,224

Income (loss) from operations	(1,075,061)	232,064	(1,555,588)	283,137

Interest expense	(53,051)	(30,907)	(98,088)	(30,907)
Other income (expense)	(2,793)	310	(7,756)	(4,112)
Total Other income (expense)	(55,844)	(30,597)	(105,844)	(35,019)
Income (loss) before income taxes	(1,130,905)	201,467	(1,661,432)	248,118
Benefit from income taxes	-	747,000		747,000
Net Income (loss)	$(1,130,905)	$948,467	$(1,661,432)	$995,118

Net income (loss) per basic common share	$(0.12)	$0.10	$(0.17)	$0.11
Net income (loss) per diluted common share	$(0.12)	$0.10	$(0.17)	$0.11

Weighted average number of common and common equivalent shares outstanding:
Basic	9,532,645	9,291,334	9,530,207	9,023,166
Diluted	9,532,645	9,398,054	9,530,207	9,146,218

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance - September 30, 2018	9,533,851	$ 95,338	$ 18,720,396	$ (7,716,139)	$ -	$ 11,099,595
Share-based compensation	-	-	11,794	-	-	11,794
Net loss	-	-	-	(530,527)	-	(530,527)
Balance - December 31, 2018	9,533,851	95,338	18,732,190	(8,246,666)	-	10,580,862
Share-based compensation	-	-	136,096	-	-	136,096
Net loss	-	-	-	(1,130,905)	-	(1,130,905)
Balance - March 31, 2019	9,533,851	$ 95,338	$ 18,868,286	$ (9,377,571)	$ -	$ 9,586,053
Balance - September 30, 2017	8,920,830	$ 89,208	$ 17,936,673	$ (9,095,459)	$ -	$ 8,930,422
Restricted stock award forfeitures	(70,000)	(700)	700	-	-	-
Share-based compensation	-	-	(4,538)	-	-	(4,538)
Foreign currency translation	-	-	-	-	600	600
Net income	-	-	-	46,651	-	46,651
Balance - December 31, 2017	8,850,830	88,508	17,932,835	(9,048,808)	600	8,973,135
Share-based compensation	-	-	45,765	-	-	45,765
Stock issuance for IPS purchase	401,836	4,018	495,982	-	-	500,000
Restricted stock award issuance	40,184	402	(402)	-	-	-
Cashless warrant exercise	223,704	2,237	(2,237)	-	-	-
Foreign currency translation	-	-	-	-	(600)	(600)
Net income	-	-	-	948,467	-	948,467
Balance - March 31, 2018	9,516,554	$ 95,165	$ 18,471,943	$ (8,100,341)	$ -	$ 10,466,767

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Cash Flows From Operating Activities:	For the Six Months Ended March 31,
	2019	2018

Net income (loss)	$(1,661,432)	$995,118
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	147,890	41,226
Depreciation and amortization	156,668	70,919
Deferred rent	1,624	886
Deferred tax asset	-	(747,000)
Bad debt expense	407,765	-
Changes in operating assets and liabilities:
Accounts receivable	794,580	(539,003)
Inventories	135,745	673,295
Prepaid expenses and other current assets	(366,035)	7,791
Other assets	(276,518)	-
Accounts payable and due to Forward China	(2,060,530)	(1,341,846)
Deferred income	(54,092)	(165,216)
Accrued expenses and other current liabilities	11,014	(233,162)
Net cash used in operating activities	(2,763,321)	(1,236,992)
Cash Flows From Investing Activities:
Purchases of property and equipment	(24,178)	(32,737)
Cash acquired in IPS purchase	-	600,435
Cash used to purchase IPS	-	(1,930,000)
Net cash used in investing activities	(24,178)	(1,362,302)
Cash Flows From Financing Activities:
Proceeds from Note issued to Forward China	-	1,600,000
Proceeds from Line of Credit borrowings	1,250,000	400,000
Repayment of Line of Credit borrowings	(300,000)	(550,000)
Repayment of notes payable	(120,803)	(143,011)
Repayments on capital equipment leases	(25,399)	(4,410)
Net cash provided by financing activities	803,798	1,302,579
Net decrease in cash	(1,983,701)	(1,296,715)
Cash at beginning of period	4,369,866	4,622,981
Cash at end of period	$2,386,165	$3,326,266
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$66,087	$30,907
Cash paid for taxes	$37,859	$1,077
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Shares issued to Purchase IPS	$-	$500,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1               OVERVIEW

Forward Industries, Inc. (“Forward” or the “Company”) is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. Through its acquisition of Intelligent Product Solutions, Inc. (“IPS”) the Company has expanded its ability to design and develop solutions for our existing multinational client base and expand beyond the diabetic product line operations into a variety of industries with a full spectrum of hardware and software product design and engineering services. In addition to our existing design and distribution of carry and protective solutions, primarily for handheld electronic devices, the Company is now a one-stop shop for design, development and manufacturing solutions serving a wide range of clients in the industrial, commercial and consumer industries. The Company’s previous principal customer market has been original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward China.

As a result of the expansion of the design development capabilities through its wholly-owned subsidiary, IPS (acquired in January 2018), the Company now plans to introduce proprietary products to the market from concepts brought to it from a number of different sources, both inside and outside the Company. The Company provides clients, both big and small, a true, authentic "one-stop-shop" for product design, development and manufacturing solutions.

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending September 30, 2019. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and with the disclosures and risk factors presented therein. The September 30, 2018 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

NOTE 2                ACCOUNTING POLICIES

Accounting Estimates

The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly-owned subsidiaries (Forward US, Forward Switzerland, Forward UK and IPS). All significant intercompany transactions and balances have been eliminated in consolidation. Intercompany revenues of approximately $5,000 and $206,000, respectively, for the three and six months ended March 31, 2019 and approximately $56,000 for the three months ended March 31, 2018, related to design and marketing work performed by IPS for Forward has been eliminated in consolidation.

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

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other.” The Company has two reporting units for purposes of evaluating goodwill impairment and perform our annual goodwill impairment test on September 30th at end of the fiscal year. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform the impairment test for the reporting unit. If the Company cannot support such a conclusion or do not elect to perform the qualitative assessment, then the Company will compare the fair value of the reporting unit with its carrying amount, including goodwill.

If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. Management deemed there were no triggering events or impairments to Goodwill at March 31, 2019.

Intangible assets

Intangible assets include trademark and customer relationships, which were acquired as part of the acquisition of IPS in January 2018 and are recorded based on the estimated fair value in purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to its intangible assets. Management reviewed the values of intangible assets and determined there was no event or change in circumstances to give rise to an impairment charge for intangible assets at March 31, 2019.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of March 31, 2019, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2                ACCOUNTING POLICIES (Continued)

Revenue Recognition

Distribution Segment

The Company generally recognizes revenue in its distribution segment when: (i) finished goods are shipped to our distribution customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale); (ii) there are no other deliverables; and (iii) there are no further obligations to the customer after the title of the goods has transferred. The Company defers revenue when it receives consideration before achieving the criteria previously mentioned.

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

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. Contract assets at March 31, 2019 and September 30, 2018 were approximately $551,000 and $0, respectively. Contracts where collections to date have exceeded recognized revenues, or Contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. Contract liabilities at March 31, 2019 and September 30, 2018 were approximately $71,000 and $125,000, respectively.

Reclassifications

We have reclassified approximately $107,000 of deferred income from the change in accrued expenses and other current liabilities to the change in deferred income within the changes in operating assets and liabilities of the condensed consolidated statements of cash flows in the accompanying fiscal 2018 condensed consolidated financial statements to conform to the fiscal 2019 presentation.

The reclassification did not affect operating cash flows, total current liabilities, consolidated net income (loss) or accumulated deficit.

Share-Based Compensation Expense

The Company recognizes employee and director share-based compensation and other equity-based compensation in its condensed consolidated statements of operations and comprehensive income at the grant date fair value of stock options. The determination of stock option grant date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards (See Note 6 - Share-Based Compensation). In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2                ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net one hundred twenty (120) days. The Company has not historically experienced significant credit or collection problems with its distribution customers or their OEM contract manufacturers. At September 30, 2018, the Company had allowances for doubtful accounts of approximately $0 and $126,000 related to the Company's distribution segment and design segment accounts receivable, respectively. At March 31, 2019, there were allowances for doubtful accounts of approximately $159,000 and $375,000 relating to the Company's distribution segment and design segment accounts receivable, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition" ("ASC 605") and most industry-specific guidance throughout ASC 605. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). These new standards became effective first quarter of fiscal 2019 and were adopted using the modified retrospective method. The Company has performed a review of ASU 2014-09 as compared to its previous accounting policies for our products and services revenues and did not identify any material impact to revenue. Therefore, there was no adjustment to retained earnings for a cumulative effect.

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

Regarding, the Company's design segment, the Company has evaluated the changes from adopting this new standard on its financial reporting, disclosures and its various revenue streams. The Company will recognize revenue over time on its time and material contracts utilizing a "right to invoice" method which is similar to previous revenue recognition standards under ASC 605. Revenues from fixed-price type contracts that require performance of services that are not related to the production of tangible assets will be recognized by using cost inputs to measure progress toward the completion of its performance obligations. This method is similar to the method currently applied to certain of the Company's contracts covered by current revenue recognition standards under ASC 605. In some cases, contracts contain an arrangement of specific deliverables or production of prototypes, or a distinct performance obligation, and the Company allocates the transaction price to the performance obligation on a relative standalone selling price basis.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. This ASU requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on our condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2                ACCOUNTING POLICIES (Continued)

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," providing additional guidance on several cash flow classification issues, with the goal of the update to reduce the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company early adopted ASU No. 2016-15 and the adoption did not have any impact on the Company's condensed consolidated financial statements.

In the first quarter of 2019, the Company adopted FASB ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The adoption of ASU 2016-16 did not have an impact to the financial statements due to the Company's maintenance of a full valuation allowance on the Company's net deferred tax asset.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, "Intangibles - Goodwill and Other ("ASC 350")." As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 in the first quarter of Fiscal 2019 and the adoption did not have any impact on the Company's condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting", to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted ASU No. 2017-09 in the first quarter of Fiscal 2019 and the adoption did not have any impact on the Company's condensed consolidated financial statements.

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

NOTE 3                ACQUISITION

On January 18, 2018, the Company acquired Intelligent Product Solutions, Inc. ("IPS"). The details of the acquisition are included in our Annual Report on Form 10-K.

Pro Forma Impact

The following unaudited pro forma consolidated financial information has been prepared to illustrate the effects of the acquisition of IPS as if the acquisition occurred on October 1, 2017.

These unaudited pro forma condensed consolidated financial statements are for informational purposes only to provide comparative consolidated financial results for the three and six months ended March 31, 2019 and 2018. They do not purport to indicate the results that would actually have been obtained had the acquisition actually been completed on October 1, 2017.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018

Net revenues	$8,172,467	$12,663,467	$18,355,750	$22,572,330
Gross profit	$1,310,845	$2,757,927	$2,613,886	$4,783,883
Operating expenses	2,385,906	2,637,832	4,169,474	4,451,418
Operating income (loss)	(1,075,061)	120,095	(1,555,588)	332,465
Other (expense), net	(55,844)	(60,837)	(105,844)	(134,219)
Income (loss) before income taxes	(1,130,905)	59,258	(1,661,432)	198,246
Provision for income taxes (expense)	-	745,991	-	744,874
Net income	$(1,130,905)	$805,249	$(1,661,432)	$943,120
Earnings per share:
Basic	$(0.12)	$0.09	$(0.17)	$0.10
Diluted	$(0.12)	$0.09	$(0.17)	$0.10

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

The short and long-term portions of deferred cash consideration of $538,000 on our condensed consolidated balance sheets includes a deferred cash component with a present value of $448,000 and an earn-out consideration component with a fair value of $90,000 measured using the Black-Scholes option pricing method, a Level 3 valuation technique. For the three and six months ended March 31, 2019, there were no changes in the valuation of the deferred cash consideration or the earn-out consideration.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5            SEGMENT INFORMATION (Continued)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Revenue
Distribution	$4,769,558	$6,194,429	$11,050,284	$12,530,896
Design	3,402,909	2,817,998	7,305,466	2,817,998
Total Revenue	8,172,467	9,012,427	18,355,750	15,348,894
Cost of Sales
Distribution	4,017,886	5,149,455	9,312,318	10,483,326
Design	2,843,736	2,032,207	6,429,546	2,032,207
Total Cost of Sales	6,861,622	7,181,662	15,741,864	12,515,533
Segment Operating Income (loss) from operations
Distribution	(616,784)	92,505	(610,787)	143,578
Design	(458,277)	139,559	(944,801)	139,559
Total Income (loss) from operations	(1,075,061)	232,064	(1,555,588)	283,137
Other expenses
Distribution	(34,794)	(21,024)	(71,758)	(25,446)
Design	(21,050)	(9,573)	(34,086)	(9,573)
Total Other expenses	(55,844)	(30,597)	(105,844)	(35,019)
Income (loss) before income taxes
Distribution	(651,578)	71,481	(682,545)	118,132
Design	(479,327)	129,986	(978,887)	129,986
Total Income (loss) before income taxes	$(1,130,905)	$201,467	$(1,661,432)	$248,118

The following table presents total assets by operating segment:

	March 31, 2019	September 30, 2018
Distribution	$ 9,369,272	$ 12,010,344
Design	7,046,866	7,217,522
Total assets	$ 16,416,138	$ 19,227,866

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6                SHARE-BASED COMPENSATION (Continued)

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Expected term (years)	2.50-2.75	3.50	2.50-2.75	3.50
Expected volatility	82.0%	103.1%	82.0%	103.1%
Risk free interest rate	2.53%	2.45%	2.53%	2.45%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Estimated annual forfeiture rate	0%	10%	0%	10%

On February 5, 2019, the Company granted five-year options to three non-employee directors to purchase an aggregate of 150,021 shares of common stock at an exercise price of $1.54 per share. The shares vest one year from the grant date. The options had an aggregate grant date fair value of $120,000, which is being amortized over the vesting period of the options.

On February 5, 2019, the Company granted five-year immediately vested options to two non-employee directors to purchase an aggregate of 140,460 shares of common stock at an exercise price of $1.54 per share. The options had an aggregate grant date fair value of $107,800, which was recognized immediately.

The options granted during the three and six months ended March 31, 2019 had a weighted average grant date value of $0.78 per share.

The following table summarizes stock option activity during the six months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, September 30, 2018	545,066	$ 1.78
Granted	290,481	1.54
Exercised	-	-
Forfeited	(21,000)	1.79
Expired	-	-
Outstanding, March 31, 2019	815,547	$ 1.69	4.3	$ 63,268
Exercisable, March 31, 2019	622,673	$ 1.73	4.2	$ 63,268

The Company recognized compensation expense of approximately $135,000 and $4,000 during the three months ended March 31, 2019 and 2018, respectively, and approximately $145,000 and $5,000 during the six months ended March 31, 2019 and 2018, respectively, for stock option awards in its condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2019, there was approximately $130,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.0 years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6                SHARE-BASED COMPENSATION (Continued)

The following table provides additional information regarding stock option awards that were outstanding and exercisable at March 31, 2019:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.64 to $1.23	$0.80	77,500	$0.80	5.6	77,500
$1.44 to $1.67	1.51	609,547	1.49	4.8	416,673
$2.43 to $2.73	2.48	66,000	2.48	1.1	66,000
$3.73 to $3.79	3.74	62,500	3.74	1.9	62,500
		815,547		4.2	622,673

Restricted Stock Awards

The Company recognized compensation expense of approximately $1,000 and $41,000 during the three months ended March 31, 2019 and 2018, respectively, and approximately $3,000 and $36,000 during the six months ended March 31, 2019 and 2018, respectively, for restricted stock awards in its condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2019, there was no unrecognized compensation expense related to nonvested restricted stock awards.

The following table summarizes restricted stock activity during the six months ended March 31, 2019:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, September 30, 2018	6,028	$1.24	$7,475
Granted	-	-	-
Vested	(6,028)	1.24	(7,475)
Forfeited	-	-	-
Non-vested, March 31, 2019	-	$-	$-

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7                  EARNINGS PER SHARE (Continued)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(1,130,905)	$948,467	$(1,661,432)	$995,118

Denominator:
Weighted average shares outstanding - basic	9,532,645	9,291,334	9,530,207	9,023,166

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	-	41,133	-	34,976
Assumed vesting of restricted stock, treasury stock method	-	65,587	-	88,076
Weighted average dilutive potential common shares	-	106,720	-	123,052

Weighted average shares outstanding - diluted	9,532,645	9,398,054	9,530,207	9,146,218
Basic (loss) earnings per share	$(0.12)	$0.10	$(0.17)	$0.11
Diluted (loss) earnings per share	$(0.12)	$0.10	$(0.17)	$0.11

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	As of March 31,
	2019	2018
Options	815,547	215,750
Warrants	151,335	202,225
Total potentially dilutive shares	966,882	417,975

NOTE 8                CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

For the three and six months ended March 31, 2019 and 2018, the Company had significant customers with individual percentage of total revenues equaling 10% or greater. The concentration of revenues and accounts receivable for each reporting segment are as follows:

Distribution Segment Revenues Concentration

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Customer 1	29.9%	20.7%	28.7%	24.2%
Customer 2	28.7%	28.2%	30.0%	29.7%
Customer 3	15.3%	25.5%	14.6%	21.4%
Customer 4	11.1%	8.5%	10.3%	9.6%
Totals	85.0%	82.9%	83.6%	84.9%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8                CONCENTRATIONS (Continued)

Design Segment Revenues Concentration

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Customer 1	23.2%	14.5%	18.6%	14.5%
Customer 2	7.9%	11.0%	10.5%	11.0%
Customer 3	1.4%	0.9%	11.4%	0.9%
Customer 4	0.6%	11.9%	4.4%	11.9%
Totals	33.1%	38.3%	44.9%	38.3%

At March 31, 2019 and September 30, 2018, concentration of accounts receivable with significant customers representing 10% or greater of segment accounts receivable was as follows:

Distribution Segment Accounts Receivable Concentration

	March 31, 2019	September 30, 2018
Customer 1	29.5%	29.6%
Customer 2	23.1%	15.6%
Customer 3	18.3%	23.6%
Customer 4	15.2%	17.0%
Totals	86.1%	85.8%

Design Segment Accounts Receivable Concentration

	March 31, 2019	September 30, 2018
Customer 1	26.2%	28.2%
Customer 2	16.4%	0.0%
Customer 3	6.6%	26.4%
Totals	49.2%	54.6%

NOTE 9                RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. On April 22, 2019, the parties agreed to extend the expiration date of the Supply Agreement until October 22, 2019 under the same terms. Terence Bernard Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $344,000 and $359,000 during the three months ended March 31, 2019 and 2018, respectively, and approximately $703,000 and $719,000 during the six months ended March 31, 2019 and 2018, respectively, in service fees paid to Forward China, which are included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9                RELATED PARTY TRANSACTIONS (Continued)

Promissory Note

On January 18, 2018, the Company issued a $1.6 million promissory note payable to Forward China in order to fund the acquisition of IPS. The note was due and payable in full on January 18, 2019. On January 14, 2019, the Company and Forward China agreed to extend the due date of the note by three months to April 18, 2019. On April 18, 2019, the Company and Forward China agreed to extend the due date of the note by another three months under the same terms. The note is now due July 17, 2019. The promissory note bears an interest rate of 8% per annum. Monthly interest payments commenced on February 18, 2018. For the three months ended March 31, 2019 and 2018, the Company paid approximately $32,000 and $21,000, respectively, and for the six months ended March 31, 2019 and 2018 the Company paid approximately $64,000 and $21,000, respectively, in interest payments to Forward China associated with the note. The $1.6 million note payable is included as a component of the notes payable - short-term portion line of the accompanying condensed consolidated balance sheets.

NOTE 10              LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2019, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

NOTE 11              LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with TD Bank which was renewed on May 7, 2019 with a maturity date of May 31, 2020. The line of credit was amended and modified on September 28, 2018 to extend the line of credit limit from $1,000,000 to $1,300,000 and was also undersigned by Forward Industries, Inc. as the guarantor and is secured by all of IPS' assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate at March 31, 2019 was 6.25%. As of March 31, 2019, the Company had $1,300,000 outstanding under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. As of September 30, 2018, the Company was in compliance with the required covenants. With a six month net loss of approximately $0.979 million for IPS, there is a potential risk of violating covenants at year end. As such, the lender may demand payment in full upon default.

NOTE 12              DEBT

On January 8, 2014, IPS entered into a term loan with a lender in the amount of $1,000,000. The loan bears interest at a rate of 4.230% per annum. The loan matured and was paid in full on January 8, 2019. Interest and principal of $18,546 was paid on a monthly basis through maturity. This loan was secured by all of IPS' assets and was guaranteed by the Company. Outstanding balance as of March 31, 2019 and September 30, 2018 was $0 and $73,523, respectively. The agreement contains certain restrictive covenants measured annually, of which the Company was in compliance as of September 30, 2018.

On April 1, 2016, IPS entered into a term loan with a lender in the amount of $325,000. The loan matures on April 1, 2020 and bears interest at a rate of 4.215% per annum. Interest and principal of $7,378 is paid on a monthly basis through maturity. This loan is secured by all of the IPS' assets and is guaranteed by the Company. Outstanding balance as of March 31, 2019 and September 30, 2018 was $93,569 and $135,317, respectively. The agreement contains certain restrictive covenants measured annually, all of which the Company was in compliance as of September 30, 2018.

NOTE 13              MOONI AGREEMENT

On January 29, 2019, the Company entered into a three-year Distribution Agreement (the “Agreement”) with Mooni International AB and its owner, Staffan Bern (the “Owner”). In accordance with the Agreement, the Company: (i) was appointed as the exclusive distributor of Mooni's current and future products (including future products developed or offered by Mooni and/or the Owner) in North America, (ii) subject to certain repayment requirements, the Company paid $400,000 to Mooni, and (iii) was granted an option to purchase a controlling interest of Mooni at a valuation not to exceed $5 million which, if exercised, would be effective on the 12 month anniversary of the effective date of the Agreement. Additionally, Forward Industries Asia-Pacific Corporation, a company owned by Terence Wise, the Company's Chairman and Chief Executive Officer, was named the designated supplier under the Agreement. As of March 31, 2019, the fee of $400,000 is included in the prepaid and other current assets and other assets for the short-term and long-term components, respectively, in the accompanying condensed consolidated balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The following discussion and analysis compares our consolidated results of operations for the three and six months ended March 31, 2019 (the "2019 Quarter" and "2019 Period", respectively) with those for the three and six months ended March 31, 2018 (the "2018 Quarter" and "2018 Period", respectively). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

On February 13, 2019, the SEC served the Company and certain of its executive officers with subpoenas related to its investigation on this matter. The Company and its officers who received subpoenas are currently working with legal representation to comply with all subpoena requests.

Business Overview

Forward Industries, Inc. ("Forward" or the "Company") is a fully integrated design, development and manufacturing solution to top tier medical and technology customers worldwide. Through its recent acquisition of Intelligent Product Solutions, Inc. ("IPS") the Company has expanded its ability to design and develop solutions for our existing multinational client base and expand beyond the diabetic product line into a variety of industries with a full spectrum of hardware and software product design and engineering services. In addition to our existing designs and distribution of carry and protective solutions, primarily for handheld electronic devices, the Company now provides one stop shopping for the design, development and manufacturing opportunities from a variety of sources. The Company's previous principal customer market has been original equipment manufacturers, or "OEMs" (or the contract manufacturing firms of these OEM customers), that either package our products as accessories "in box" together with their branded product offerings, or sell them through their retail distribution channels. The Company's OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, firearms). The Company's OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the "APAC Region"; (ii) Europe, the Middle East, and Africa, which we refer to as the "EMEA Region"; and (iii) the Americas. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward China.

As a result of the expansion of the design development capabilities through its wholly owned subsidiary, IPS, the Company now plans to introduce proprietary products to the market from concepts brought to it from a number of different sources. The Company provides clients, both big and small, a true, authentic "one-stop-shop" for product design, development, distribution and manufacturing solutions.

On January 29, 2019, the Company entered into a distribution agreement with Mooni AB International. By virtue of our strategic collaboration and distribution agreement with Mooni AB International, we have secured a portfolio of smart enabled products which we anticipate will be distributed to retail outlets in the United States. We believe this enhanced product will significantly augment our strategy in establishing new routes to market. As of filing of this report, the Company has not sold or purchased any products for the Mooni brand.

As a result of the IPS acquisition, the Company now manages and measures its operations over two operating segments: distribution and design. The distribution segment refers to what has historically been described as the "OEM" business. The design segment refers to the IPS design and development business.

The comparative financial results presented for the design segment for the three months ended March 31, 2018 are shortened by 18 days and are not directly comparable to the three months ended March 31, 2019. The results presented for the six months ended March 31, 2018 represents less than 3 months of operations and should not be directly compared to the six months ended March 31, 2019 as an accurate measurement of performance.

Variability of Revenues and Results of Operations

Because a high percentage of our net revenues is highly concentrated in a few large customers, and because the volumes of these customers' order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time. We believe this variability will be less in the future as IPS' financial results continue to be consolidated with the Company's financial results.

Critical Accounting Policies and Estimates

Effective October 1, 2018, the Company adopted Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606"), using the modified retrospective method. The adoption had no impact to the current quarter nor was there a cumulative effect adjustment for previous periods. The Company has performed a review of ASU 2014-09 as compared to its previous accounting policies for our products and services revenues and did not identify any material impact to revenue. See Note 2 for more details around the revenue recognition guidelines under ASC 606 adopted in the first quarter of Fiscal 2019.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition" ("ASC 605") and most industry-specific guidance throughout ASC 605. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, "Intangibles - Goodwill and Other ("ASC 350")." The Company adopted the standard in the first quarter of Fiscal 2019 and it had no impact on the Company's condensed consolidated financial statements.

For information on recent accounting pronouncements and impacts, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

The results of operations disclosed below presents Forward's distribution business and IPS' design segments as distinct operating units. IPS was acquired in January 2018, therefore, the financial data presented for the three months ended March 31, 2018 are for a short quarter.

Net Income

Distribution Segment

Distribution segment net loss before taxes was approximately $(651,000) in the 2019 Quarter compared to net income before taxes of approximately $72,000 in the 2018 Quarter. Net loss in the 2019 Quarter was primarily due to an increase in operating expenses and a decline in sales, as reflected in the table below.

Design Segment

Design segment net loss before taxes was approximately $(480,000) in the 2019 Quarter compared to net income before taxes of approximately $129, 000 in the 2018 Quarter. Net loss in the 2019 Quarter was primarily due to a decline in sales volume.

	Main Components of Net Income
	(amounts in thousands)
	2019 Quarter			2018 Quarter			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$8,173	$4,770	$3,403	$9,012	$6,194	$2,818	$(839)
Gross profit	$1,311	$752	$559	$1,831	$1,045	$786	$(520)
Less:
Sales and marketing expenses	428	315	113	520	385	135	(92)
General and administrative expenses	1,958	1,053	905	1,079	567	512	879
Operating income (loss)	$(1,075)	$(616)	$(459)	$232	$93	$139	$(1,307)
Other expenses	(56)	(35)	(21)	(31)	(21)	(10)	(25)
Net income (loss)	$(1,131)	$(651)	$(480)	$201	$72	$129	$(1,332)

Basic and diluted earnings (loss) per share were $(0.12) per share for the 2019 Quarter and $0.10 per share for the 2018 Quarter.

Net Revenues

Distribution Segment

Net revenues in the distribution segment declined approximately $1.424 million, or 23%, to $4.77 million in the 2019 Quarter from $6.194 million in the 2018 Quarter primarily as a result of decreased Diabetic product line revenue. While the 2019 Quarter result reflects a decline year over year, management expects the revenues for the last two quarters of Fiscal 2019 to be more in line with the last two quarters of Fiscal 2018. The following tables set forth revenues by channel, product line and geographic location of our Distribution segment customers for the periods indicated:

	Net Revenues for 2019 Quarter
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$1,717	$1,395	$1,153	$4,265
Other products	71	277	157	505
Total net revenues	$1,788	$1,672	$1,310	$4,770

	Net Revenues for 2018 Quarter
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$3,079	$1,280	$1,183	$5,542
Other products	61	343	248	652
Total net revenues	$3,140	$1,623	$1,431	$6,194

Diabetic Product Revenues

Forward's distribution segment manufactures to the order of and sells carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases "in box" as a custom accessory for the OEM's blood glucose testing and monitoring kits, or to a lesser extent, sells them through their retail distribution channels.

Revenues from Diabetic Products declined approximately $1.3 million, or 23.0%, to approximately $4.2 million in the 2019 Quarter from approximately $5.5 million in the 2018 Quarter. This decline was due to lower revenues from two major Diabetic Products customers, Diabetic Products customers B and C, and all other Diabetic Products customers, partially offset by rising sales for Diabetic Products customer A and flat sales to Diabetic Products customer D.  Management believes that revenues from diabetic customers will continue to decline.

The following table sets forth our distribution segment net revenues by Diabetic Products customer for the periods indicated:

	(amounts in thousands)
	2019	2018	Increase
	Quarter	Quarter	(Decrease)
Diabetic Products Customer A	$1,424	$1,280	$144
Diabetic Products Customer B	1,367	1,746	(379)
Diabetic Products Customer C	802	1,577	(775)
Diabetic Products Customer D	528	526	2
All other Diabetic Products Customers	144	413	(269)
Totals	$4,265	$5,542	$(1,277)

Revenues from Diabetic Products represented 89% of our net revenues in the 2019 Quarter compared to 89% of our net revenues in the 2018 Quarter.

Other Product Revenues

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as bar code scanners, GPS devices and cameras), as well as a variety of other products (such as sporting and recreational products and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from Other Products declined $147,000 to $505,000 in the 2019 Quarter from $652,000 in the 2018 Quarter. The decline is due to a reduction in sales of $139,000, in the aggregate, to three long-time electronics device customers, in addition to a decline of $64,000 to a recreation products customer, partially offset by sales of $54,000 to a new optical equipment customer plus an increase in sales of $34,000 to an existing locksmithing equipment customer. Fluctuations in sales to other customers were not individually material. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

Revenues from Other Products represented 11% of our net revenues in the 2019 Quarter compared to 11% of our net revenues in the 2018 Quarter.

Design Segment

Net revenues in the design segment were approximately $3.4 million for the 2019 Quarter. Revenues for the short 2018 Quarter were approximately $2.8 million as IPS was acquired in January 2018. The following table sets forth our design segment net revenues by major customers for periods indicated:

	(amounts in thousands)
	2019	2018	Increase
	Quarter	Quarter	(Decrease)
Design Segment Customer A	$789	$416	$373
Design Segment Customer B	510	-	510
Design Segment Customer C	271	316	(45)
Design Segment Customer D	21	341	(320)
All other Design Segment Customers	1,812	1,745	67
Totals	$3,403	$2,818	$585

Gross Profit

Distribution Segment

Gross profit for the distribution segment declined approximately $293,000, or 28%, to approximately $752,000 in the 2019 Quarter from approximately $1.04 million in the 2018 Quarter as a result of a decline in sales volume. As a percentage of revenues, our gross margin decreased to 15.8% in the 2019 Quarter from 16.9% in the 2018 Quarter as a result of pricing pressures from customers and product mix. We are working on expanding our product offering to include higher margin products as well as enhancing our sales efforts to raise top side gross sales to raise total gross profit.

Design Segment

Gross Profit for the design segment was approximately $559,000 for the 2019 Quarter. Gross Profit for the short 2018 Quarter was approximately $786,000. Gross Profit as a percentage of revenue was 16.4% for the design segment in the 2019 Quarter versus 27.9% in the 2018 Quarter. The gross profit as a percentage of revenue for the 2019 Quarter is significantly lower than historical performance for the design segment of our business. The decline was the result of project overruns on two significant customers in the 2019 Quarter carried over from the first quarter in Fiscal 2019. We believe the shortfall for the two customers is not an ongoing issue as the projects had been completed in the second quarter of Fiscal 2019 and we expect gross margins to return to historical percentages, above 20% historically, for the remainder of Fiscal 2019. Depreciation expense was approximately $22,000 for the 2019 Quarter. Depreciation expense is allocated to Cost of Sales in the design segment.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment declined approximately $70,000, or 18%, to approximately $315,000 in the 2019 Quarter from approximately $385,000 in the 2018 Quarter. The decline was primarily due to the reduction of sales commissions expense resulting from lower sales, offset by other expenses that were not material individually or in the aggregate.

Design Segment

Sales and marketing expenses for the design segment were approximately $113,000 for the 2019 Quarter. Sales and marketing expenses for the design segment were approximately $135,000 for the short 2018 Quarter. Sales and marketing expenses in the design segment declined in the 2019 Quarter from the 2018 Quarter on a ratable basis as a result of a reduction in salesperson headcount.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment increased approximately $485,000, or 86%, to approximately $1.053 million in the 2019 Quarter from approximately $567,000 in the 2018 Quarter, primarily due to an increase in legal fees of approximately $167,000 related to the SEC investigation, approximately $159,000 in bad debt expense and an increase in share-based compensation expense for directors of approximately $113,000, and an increase in salaries of approximately $20,000. Legal fees for the SEC investigation are covered by an insurance policy with a $150,000 deductible which has been met. We anticipate future billing to be reimbursed by the insurance carrier.

Design Segment

General and administrative expenses for the design segment were approximately $905,000 for the 2019 Quarter. General and administrative expenses in the design segment were approximately $512,000 for the 2018 Quarter. Bad debt expense for the three months ended March 31, 2019 was approximately $202,000 in the design segment. Excluding bad debt expense, General and administrative expenses for the 2019 Quarter were relatively flat when compared to the 2018 Quarter on a ratable basis, had the 2018 quarter been a full quarter.

Other Expenses

Distribution Segment

Other expenses for the distribution segment increased approximately $14,000 from the 2018 Quarter to approximately $35,000 in the 2019 Quarter, primarily due to an additional month of the interest of approximately $11,000 incurred on the promissory note to Forward China (see Note 9 - Related Party Transactions).

Design Segment

Other expenses in the design segment were approximately $21,000 for the 2019 Quarter. Other expenses in the design segment for the 2018 Quarter were approximately $10,000. This is composed of interest incurred on the line of credit and other debt instruments held within the design segment.

Income Taxes

For the three months ended March 31, 2019, the Company generated a net loss of approximately $768,000. The U.S. statutory tax rate for the fiscal year ending September 30, 2019 is 21%. The Company maintains significant net operating loss carryforwards and does not recognize income tax expense (benefit) as the Company's deferred tax provision is typically offset by maintaining a full valuation allowance on the Company's net deferred tax asset.

On December 20, 2017, Congress passed the Tax Cuts and Jobs Act ("TCJA"). The TCJA includes, among other things, a reduction of the U.S. corporate tax rate from 35% to 21% and a one-time mandatory deemed repatriation of cumulative earnings and profits from foreign subsidiaries. The Company completed its accounting for the income tax effects of the TCJA during the first quarter of 2019, in accordance with the SEC Staff Accounting Bulletin No. 118. As a result of the TCJA, there was no tax impact to the financial statements due to the Company's maintenance of a full valuation allowance on the Company's net deferred tax asset.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2019 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2018

Net Income

Distribution Segment

Distribution segment net loss before taxes was approximately $(683,000) in the 2019 Period compared to net income before taxes of approximately $119,000 in the 2018 Quarter. Net loss in the 2019 Quarter was primarily due to an increase in operating expenses and a decline in sales, as reflected in the table below.

Design Segment

Design segment net loss before taxes was approximately $(979,000) in the 2019 Period compared to net income before taxes of approximately $129,000 in the 2018 Quarter. Net loss in the 2019 Period was primarily due to a decline in sales volume and project overruns and an increase in the bad debt provision.

	Main Components of Net Income
	(amounts in thousands)
	2019			2018			Increase
	Period			Period			(Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$18,355	$11,050	$7,305	$15,349	$12,531	$2,818	$3,006

Gross profit	$2,614	$1,738	$876	$2,834	$2,048	$786	$(220)
Less:
Sales and marketing expenses	899	640	259	798	663	135	101
General and administrative expenses	3,271	1,709	1,562	1,753	1,241	512	1,518
Operating income (loss)	$(1,556)	$(611)	$(945)	$283	$144	$139	$(1,839)

Other expenses	(106)	(72)	(34)	(35)	(25)	(10)	(71)

Net income (loss)	$(1,662)	$(683)	$(979)	$248	$119	$129	$(1,910)

Basic and diluted earnings (loss) per share were $(0.17) per share for the 2019 Period and $0.11 per share for the 2018 Period.

Net Revenues

Distribution Segment

Net revenues in the distribution segment declined approximately $1.5 million, or 12%, to $11.0 million in the 2019 Period from $12.5 million in the 2018 Period primarily as a result of decreased Diabetic product line revenue, partially offset by an increase in Other product line revenue. The following tables set forth revenues by channel, product line and geographic location of our Distribution segment customers for the periods indicated:

	Net Revenues for 2019 Period
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$3,638	$3,310	$2,665	$9,613
Other products	80	732	625	1,437
Total net revenues	$3,718	$4,042	$3,290	$11,050

	Net Revenues for 2018 Period
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$5,342	$3,101	$2,763	$11,206
Other products	164	572	589	1,325
Total net revenues	$5,506	$3,673	$3,352	$12,531

Diabetic Product Revenues

Forward's distribution segment manufactures to the order of, and sells carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases "in box" as a custom accessory for the OEM's blood glucose testing and monitoring kits, or to a lesser extent, sells them through their retail distribution channels.

Revenues from Diabetic Products declined approximately $1.6 million, or 14%, to approximately $9.6 million in the 2019 Period from approximately $11.2 million in the 2018 Period. This decline was due to lower revenues from three major Diabetic Products customers, Diabetic Products customers A, C and D, and all other Diabetic Products customers, partially offset by rising sales for Diabetic Products customer B. Management believes that revenues from diabetic customers will continue to decline.

The following table sets forth our distribution segment net revenues by Diabetic Products customer for the periods indicated:

	(amounts in thousands)
	2019	2018	Increase
	Period	Period	(Decrease)
Diabetic Products Customer A	$3,318	$3,712	$(394)
Diabetic Products Customer B	3,172	3,035	137
Diabetic Products Customer C	1,687	2,681	(994)
Diabetic Products Customer D	1,137	1,204	(67)
All other Diabetic Products Customers	299	574	(275)
Totals	$9,613	$11,206	$(1,593)

Revenues from Diabetic Products represented 87% of our net revenues in the 2019 Period compared to 89% of our net revenues in the 2018 Period.

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

Revenues from Other Products increased approximately $112,000 to $1.44 million in the 2019 Period from $1.33 million in the 2018 Period. The increase is due to an increase in sales of approximately $159,000 to a new temperature-monitoring device customer (through a divisional cross-selling opportunity), an increase in sales of approximately $67,000 to a guitar supplies customer, and increase in sales of approximately $54,000 to a new optical equipment customer, partially offset by a decline in sales of approximately $138,000 to a recreation products customer and a decline in sales of approximately $57,000 to a medical supplies customer. Fluctuations in sales to other customers were not individually material. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

Revenues from Other Products represented 13% of our net revenues in the 2019 Period compared to 11% of our net revenues in the 2018 Period.

Design Segment

Net revenues in the design segment were approximately $7.3 million for the 2019 Period. Revenues for the short 2018 Period were approximately $2.8 million as IPS was acquired in January 2018. The following table sets forth our design segment net revenues by major customers for periods indicated:

	(amounts in thousands)
	2019	2018	Increase
	Period	Period	(Decrease)
Design Segment Customer A	$1,395	$416	$979
Design Segment Customer B	791	316	475
Design Segment Customer C	859	25	834
Design Segment Customer D	330	341	(11)
All other Design Segment Customers	3,930	1,720	2,210
Totals	$7,305	$2,818	$4,487

Gross Profit

Distribution Segment

Gross profit for the distribution segment declined approximately $310,000, or 15%, to approximately $1.74 million in the 2019 Period from approximately $2.05 million in the 2018 Period as a result of a decline in sales volume. As a percentage of revenues, our gross margin decreased to 15.7% in the 2019 Period from 16.3% in the 2018 Period as a result of pricing pressures from customers and product mix. We are working on expanding our product offering to include higher margin products as well as enhancing our sales efforts to raise top side gross sales to raise total gross profit.

Design Segment

Gross Profit for the design segment was approximately $876,000 for the 2019 Period. Gross Profit for the short 2018 Period was approximately $786,000. Gross Profit as a percentage of revenue was 12.0% for the design segment in the 2019 Period versus 27.9% in the 2018 Period. The gross profit as a percentage of revenue for the 2019 Quarter is significantly lower than historical performance for the design segment of our business. The decline was the result of project overruns on two significant customers in the 2019 Period. We believe the shortfall for the two customers is not an ongoing issue as the projects had been completed in the second quarter of Fiscal 2019 and we expect gross margins to return to historical percentages, above 20% historically, for the remainder of Fiscal 2019. Depreciation expense was approximately $70,000 for the 2019 Period. Depreciation expense is allocated to Cost of Sales in the design segment.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment declined approximately $23,000, or 3%, to approximately $640,000 in the 2019 Period from approximately $663,000 in the 2018 Quarter. The decrease was primarily due to the increase in sales travel in pursuit of new customers.

Design Segment

Sales and marketing expenses for the design segment were approximately $259,000 for the 2019 Period. Sales and marketing expenses for the design segment were approximately $135,000 for the short 2018 Period. Sales and marketing expenses in the design segment declined in the 2019 Period from the 2018 Period on a ratable basis as a result of a reduction in salesperson headcount.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment increased approximately $467,000, or 38%, to approximately $1.71 million in the 2019 Period from approximately $1.24 million in the 2018 Period, primarily due to an increase in legal fees of approximately $167,000 related to the SEC investigation, an increase in bad debt expense of approximately $159,000, an increase in share-based compensation expense for directors of approximately $113,000 and an increase in salaries of approximately $56,000. Fluctuations in other components of “General and Administrative Expenses” were not material individually or in the aggregate. Legal fees for the SEC investigation are covered by an insurance policy with a $150,000 deductible which has been met. We anticipate future billing to be reimbursed by the insurance carrier.

Design Segment

General and administrative expenses for the design segment were approximately $1.56 million for the 2019 Period. General and administrative expenses in the design segment were approximately $512,000 for the 2018 Period. Bad debt expense for the six months ended March 31, 2019 was approximately $249,000 in the design segment. Excluding bad debt expense, General and administrative expenses for the 2019 Period were relatively flat when compared to the 2018 Period on a ratable basis had the 2018 Quarter been a full quarter.

Other Expenses

Distribution Segment

Other expenses for the distribution segment increased approximately $47,000 from the 2018 Period to approximately $72,000 in the 2019 Period, primarily due to the interest of approximately $11,000 per month incurred on the promissory note to Forward China (see Note 9 - Related Party Transactions).

Design Segment

Other expenses in the design segment were approximately $34,000 for the 2019 Period. Other expenses in the design segment for the 2018 Period were approximately $10,000. This is composed of interest incurred on the line of credit and other debt instruments held within the design segment.

Income Taxes

For the six months ended March 31, 2019, the Company generated a net loss of approximately ($1.3M). The U.S. statutory tax rate for the fiscal year ending September 30, 2019 is 21%. The Company maintains significant net operating loss carryforwards and does not recognize income tax expense (benefit) as the Company's deferred tax provision is typically offset by maintaining a full valuation allowance on the Company's net deferred tax asset.

On December 20, 2017, Congress passed the Tax Cuts and Jobs Act ("TCJA"). The TCJA includes, among other things, a reduction of the U.S. corporate tax rate from 35% to 21% and a one-time mandatory deemed repatriation of cumulative earnings and profits from foreign subsidiaries. The Company completed its accounting for the income tax effects of the TCJA during the first quarter of 2019, in accordance with the SEC Staff Accounting Bulletin No. 118. As a result of the TCJA, there was no tax impact to the financial statements due to the Company's maintenance of a full valuation allowance on the Company's net deferred tax asset.

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

As of the filing date of this report, we had $0 available under our $1.3 million Line of Credit. The Company intends on paying down the Line of Credit as funds become available when Accounts Receivable turn over the short-term. The $1.3 million Line of Credit contains certain financial covenants that if not met, the Company would be required to repay the entire loan if requested by the lender. We can provide no assurances that at the end of Fiscal 2019 that we will meet these financial covenants and if so that the lender will not require us to immediately repay the outstanding balance of the loan. In such event, our cash balance and liquidity would be adversely affected.   On April 18, 2019, the maturity date on the $1.6 million Forward China promissory note was extended to July 17, 2019. We plan on funding the payment at maturity using existing cash balances.

We anticipate that our liquidity and financial resources for Forward and the consolidated subsidiaries for the next 12 months from the date of the filing of this report will be adequate to manage our operating and financial requirements. If we have the opportunity to make a strategic acquisition or to make an investment in a product or partnership, we will require additional capital beyond our current cash balance to fund the opportunity. If we seek to raise additional capital, there is no assurance that we will be able to raise funds on terms that are acceptable to us or at all.

At March 31, 2019, our current ratio (current assets divided by current liabilities) was 1.9 compared to 2.1 at September 30, 2018; At March 31, 2019, our quick ratio (current assets less inventories divided by current liabilities) was 1.7 compared to 1.8 at September 30, 2018; At March 31, 2019, our working capital (current assets less current liabilities) was approximately $5.9 million compared to approximately $7.6 million at September 30, 2018. As of May 10, 2019, we had approximately $4.6 million of cash on hand.

Although we do not anticipate the need to purchase additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

During the six months ended March 31, 2019 and 2018, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

During the 2019 Period, cash used in operating activities of approximately $2.8 million resulted primarily from a net loss of approximately $1.66 million, a decrease of Accounts Payable (including due to Forward China) of approximately $2.06 million, an increase in prepaid expenses and other assets of approximately $643,000, a decrease in deferred income of approximately $54,000, partially offset by a decline in accounts receivable of approximately $795,000, a reduction of inventory of approximately $136,000, a reduction of accrued expenses of approximately $11,000, in addition to the add-backs for bad debt expense of approximately $408,000, share-based compensation of approximately $148,000, depreciation and amortization of approximately $157,000, and the add-back of deferred rent of approximately $2,000.

During the 2018 Period, cash used in operating activities of approximately $1,237,000 resulted primarily from a decrease in accounts payable (including due to Forward China) of approximately $1,342,000, an increase in accounts receivable of approximately $539,000, a decrease in accrued expenses of approximately $233,000, a decrease in deferred income of approximately $165,000, partially offset by a net income of approximately $995,000, a reduction in inventory of approximately $673,000, a reduction in prepaid expenses of approximately $8,000, and the add back of non-cash items including share-based compensation of approximately $41,000, depreciation and amortization of approximately $71,000 and a non-cash reduction of deferred tax asset valuation of $747,000.

Cash Flows from Investing Activities

In the 2019 Period, cash used in investing activities of approximately $24,000 resulted from purchases of property and equipment.

In the 2018 Period, cash used for investing activities of approximately $1,362,000 resulted primarily from the cash consideration paid for the IPS acquisition and purchases for capital assets of approximately $33,000, partially offset by the cash acquired in the IPS acquisition of approximately $600,000.

Cash Flows from Financing Activities

In the 2019 Period, cash provided by financing activities of approximately $804,000 consisted of $1,250,000 in borrowings on the Line of Credit, offset by $300,000 in repayments on the Line of Credit, approximately $121,000 in repayments on notes payable and approximately $25,000 in repayments on capital equipment leases.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains "forward-looking statements", as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity, expectation regarding our future revenues, anticipated insurance reimbursements, plans to develop and market new products, anticipated synergies from the acquisition of IPS and working capital. Forward-looking statements can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects" and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders, our ability to successfully market and sell products that we develop, our ability to successfully integrate IPS, insurance company disagrees that some or all of the expenses are not reimbursable, failure to diversify the industries in which we sell our products, potential imposed tariffs or other restrictions placed on imports by the U.S. government, and continued pricing pressure on our products. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended September 30, 2018. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on their evaluation, our management has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2019, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

ITEM 1A.              RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

The exhibits listed in the accompanying "Index to Exhibits" are filed or incorporated by reference as part of this Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: May 15, 2019

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise Terence Wise
Chief Executive Officer (Principal Executive Officer)

By: /s/ Michael Matte
Michael Matte
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

					Filed or Furnished Herewith
		Incorporated by Reference
No.	Exhibit Description	Form	Date	Number
2.1	Stock Purchase Agreement with Intelligent Product Solutions, Inc.	8-K	1/18/18	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment to the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3	Certificate of Amendment to the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Promissory Note dated January 18, 2018 - Forward Industries (Asia-Pacific)	8-K	1/18/18	4.1
4.1(a)	Amendment No. 1 to Promissory Note dated January 18, 2018 - Forward Industries (Asia-Pacific)	10-Q	2/14/19	4.2
4.1(b)	Amendment No. 2 to Promissory Note dated January 18, 2018 - Forward Industries (Asia-Pacific)				Filed
4.2	2011 Long Term Incentive Plan, as amended	10-Q	2/14/19	4.3
10.1	Buying Agency and Supply Agreement with Forward Industries (Asia-Pacific), Corporation, dated as of September 9, 2015	10-K	12/16/15	10.7
10.1(a)	Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.1(b)	Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.1(c)	Amendment No. 3 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation				Filed
10.2	Amended and Restated Revolving Term Note dated September 28, 2018	8-K	10/02/18	10.1
10.3	Modification Agreement dated September 28, 2018	8-K	10/02/18	10.2
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed
———————

**           This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc., 477 S. Rosemary Ave. Ste. 219, West Palm Beach, Florida 33401, Attention: Corporate Secretary.