Form 10-Q
period 2019-06-30
Forward Industries, Inc.
filed 2019-08-14
CIK 38264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   ☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to__________

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,533,851 shares outstanding as of August 9, 2019

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

Note Regarding Use of Certain Terms

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

"2019 Quarter" refers to the three months ended June 30, 2019;

"2018 Quarter" refers to the three months ended June 30, 2018;

"2019 Period" refers to the nine months ended June 30, 2019;

"2018 Period" refers to the nine months ended June 30, 2018;

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

"Americas" refers to the geographic area encompassing North America, Central America, and South America; and

"OEM" refers to Original Equipment Manufacturer.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2019	September 30, 2018
	(Unaudited)	(Note 1)
Current assets:
Cash	$2,709,526	$4,369,866
Accounts receivable, net	8,464,963	9,024,518
Inventories	1,304,364	1,568,914
Prepaid expenses and other current assets	530,871	248,434
Total current assets	13,009,724	15,211,732
Property and equipment, net	275,284	358,975
Intangible assets, net	1,289,776	1,411,182
Goodwill	2,182,427	2,182,427
Investment	326,941	-
Other assets	284,068	63,550
Total assets	$17,368,220	$19,227,866
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$1,100,000	$350,000
Accounts payable	259,226	329,967
Due to Forward China	3,320,976	4,197,435
Deferred income	147,578	125,013
Notes payable - short-term portion	1,679,335	1,770,112
Capital leases payable - short-term portion	51,360	56,876
Deferred consideration - short-term portion	221,000	200,000
Accrued expenses and other current liabilities	661,914	594,887
Total current liabilities	7,441,389	7,624,290
Other liabilities:
Notes payable - long-term portion	-	54,335
Capital leases payable - long-term portion	35,102	64,041
Deferred rent	59,448	47,605
Deferred consideration - long-term portion	317,000	338,000
Total other liabilities	411,550	503,981
Total liabilities	7,852,939	8,128,271
Commitments and contingencies
Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 9,533,851 and 9,533,851 shares issued and outstanding, respectively	95,338	95,338
Additional paid-in capital	18,901,576	18,720,396
Accumulated deficit	(9,481,633)	(7,716,139)
Total shareholders' equity	9,515,281	11,099,595
Total liabilities and shareholders' equity	$17,368,220	$19,227,866

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Net Revenues	$9,909,452	$9,539,539	$28,265,202	$24,888,433
Cost of Sales	8,014,998	7,625,846	23,756,862	20,197,054
Gross Profit	1,894,454	1,913,693	4,508,340	4,691,379

Operating expenses:
Sales and marketing	539,072	548,388	1,437,047	1,290,741
General and administrative	1,405,249	1,575,781	4,676,748	3,327,977
Total operating expenses	1,944,321	2,124,169	6,113,795	4,618,718
Income (loss) from operations	(49,867)	(210,476)	(1,605,455)	72,661
Change in fair value of earn-out consideration	-	510,000	-	510,000
Change in fair value of deferred cash consideration	-	(12,000)	-	(12,000)
Interest expense	(52,216)	(46,504)	(150,304)	(77,411)
Other income (expense)	(1,979)	(5,536)	(9,735)	(9,648)
Total Other income (expense)	(54,195)	445,960	(160,039)	410,941
Income (loss) before income taxes	(104,062)	235,484	(1,765,494)	483,602
Benefit from income taxes	-	-	-	747,000
Net Income (loss)	$(104,062)	$235,484	$(1,765,494)	$1,230,602
Net income (loss) per basic common share	$(0.01)	$0.02	$(0.19)	$0.13
Net income (loss) per diluted common share	$(0.01)	$0.02	$(0.19)	$0.13
Weighted average number of common and common equivalent shares outstanding:
Basic	9,533,851	9,482,842	9,531,422	9,176,390
Diluted	9,533,851	9,547,889	9,531,422	9,281,335

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total
Balance - September 30, 2018	9,533,851	$95,338	$18,720,396	$	(7,716,139)	$-	$11,099,595
Share-based compensation	-	-	11,794		-	-	11,794
Net loss	-	-	-		(530,527)	-	(530,527)
Balance - December 31, 2018	9,533,851	95,338	18,732,190		(8,246,666)	-	10,580,862
Share-based compensation	-	-	136,096		-	-	136,096
Net loss	-	-	-		(1,130,905)	-	(1,130,905)
Balance - March 31, 2019	9,533,851	95,338	18,868,286		(9,377,571)	-	9,586,053
Share-based compensation	-	-	33,290		-	-	33,290
Net loss	-	-	-		(104,062)	-	(104,062)
Balance - June 30, 2019	9,533,851	$95,338	$18,901,576		$(9,481,633)	$-	$9,515,281

Balance - September 30, 2017	8,920,830	$89,208	$17,936,673	$	(9,095,459)	$-	$8,930,422
Restricted stock award forfeitures	(70,000)	(700)	700		-	-	-
Share-based compensation	-	-	(4,538)		-	-	(4,538)
Foreign currency translation	-	-	-		-	600	600
Net income	-	-	-		46,651	-	46,651
Balance - December 31, 2017	8,850,830	88,508	17,932,835		(9,048,808)	600	8,973,135
Share-based compensation	-	-	45,764		-	-	45,764
Stock issuance for IPS purchase	401,836	4,018	495,982		-	-	500,000
Restricted stock award issuance	40,184	402	(402)		-	-	-
Cashless warrant exercise	223,704	2,237	(2,237)		-	-	-
Foreign currency translation	-	-	-		-	(600)	(600)
Net income	-	-	-		948,467	-	948,467
Balance - March 31, 2018	9,516,554	95,165	18,471,943		(8,100,341)	-	10,466,767
Share-based compensation	-	-	235,672		-	-	235,672
Restricted stock award forfeitures	(12,056)	(120)	120		-	-	-
Restricted stock award issuance	20,832	208	(208)		-	-	-
Cashless warrant exercise	8,520	85	(85)		-	-	-
Foreign currency translation	-	-	-		-	-	-
Net income	-	-	-		235,484	-	235,484
Balance - June 30, 2018	9,533,850	$95,338	$18,707,441	$	(7,864,857)	$-	$10,937,923
(amounts may not add due to rounding)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Cash Flows From Operating Activities:	For the Nine Months Ended June 30,
	2019	2018

Net income (loss)	$(1,765,494)	$1,230,602
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	181,180	276,898
Depreciation and amortization	234,676	157,792
Bad debt expense	416,857	62,385
Deferred rent	13,845	8,781
Deferred tax asset	-	(747,000)
Change in FV of earn-out consideration	-	(510,000)
Change in FV of deferred cash consideration	-	12,000
Fair value of cost method investment for services provided	(326,941)	-
Changes in operating assets and liabilities:
Accounts receivable	142,698	(357,633)
Inventories	264,550	760,291
Prepaid expenses and other current assets	(282,437)	(32,865)
Other assets	(220,518)	-
Accounts payable and due to Forward China	(947,200)	86,435
Deferred income	22,565	(310,177)
Accrued expenses and other current liabilities	65,025	(19,497)
Net cash provided by (used in) operating activities	(2,201,194)	618,012
Cash Flows From Investing Activities:
Purchases of property and equipment	(29,579)	(38,652)
Cash acquired in IPS purchase	-	600,435
Cash used to purchase IPS	-	(1,930,000)
Net cash used in investing activities	(29,579)	(1,368,217)
Cash Flows From Financing Activities:
Proceeds from Note issued to Forward China	-	1,600,000
Proceeds from Line of Credit borrowings	1,250,000	550,000
Repayment of Line of Credit borrowings	(500,000)	(950,000)
Repayment of notes payable	(145,112)	(219,700)
Repayments on capital equipment leases	(34,455)	(11,486)
Payment of deferred cash consideration	-	(500,000)
Net cash provided by financing activities	570,433	468,814
Net decrease in cash	(1,660,340)	(281,391)
Cash at beginning of period	4,369,866	4,622,981
Cash at end of period	$2,709,526	$4,341,590
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$66,087	$77,411
Cash paid for taxes	$37,859	$2,073
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Shares issued to purchase IPS	$-	$500,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1           OVERVIEW

Forward Industries, Inc. ("Forward" or the "Company") is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. Through its acquisition of Intelligent Product Solutions, Inc. ("IPS") the Company has expanded its ability to design and develop solutions for our existing multinational client base and expand beyond the diabetic product line operations into a variety of industries with a full spectrum of hardware and software product design and engineering services. In addition to our existing design and distribution of carry and protective solutions, primarily for handheld electronic devices, the Company is now a one-stop shop for design, development and manufacturing solutions serving a wide range of clients in the industrial, commercial and consumer industries. The Company's previous principal customer market has been original equipment manufacturers, or "OEMs" (or the contract manufacturing firms of these OEM customers), that either package our products as accessories "in box" together with their branded product offerings or sell them through their retail distribution channels. The Company's OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, firearms). The Company's OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the "APAC Region"; (ii) Europe, the Middle East, and Africa, which we refer to as the "EMEA Region"; and (iii) the Americas. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward China.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly-owned subsidiaries (Forward US, Forward Switzerland, Forward UK and IPS). All significant intercompany transactions and balances have been eliminated in consolidation. Intercompany revenues of approximately $9,000 and $215,000, respectively, for the three and nine months ended June 30, 2019 and approximately $97,000 and $153,000, respectively, for the three and nine months ended June 30, 2018, related to design and engineering work performed by IPS for Forward has been eliminated in consolidation.

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

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, "Intangibles - Goodwill and Other." The Company has two reporting units for purposes of evaluating goodwill impairment and perform our annual goodwill impairment test on September 30th at the end of the fiscal year. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform the impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will compare the fair value of the reporting unit with its carrying amount, including goodwill.

If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. Management deemed there were no triggering events or impairments to Goodwill at June 30, 2019.

Intangible assets

Intangible assets include trademark and customer relationships, which were acquired as part of the acquisition of IPS in January 2018 and are recorded based on the estimated fair value in purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management reviewed the values of intangible assets and determined there was no event or change in circumstances to give rise to an impairment charge for intangible assets at June 30, 2019.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of June 30, 2019, there was no tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

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

Design Segment

Under ASC 606, the Company applies the "cost to cost" and "right to invoice" methods of revenue recognition to the contracts with customers in the design segment. The design segment typically engages in two types of contracts: (i) Time and Material and (ii) Fixed Price contracts. The Company recognizes revenue over time on time and material contracts utilizing a "right to invoice" method. Revenues from fixed price contracts that require performance of services that are not related to the production of tangible assets are recognized by using cost inputs to measure progress toward the completion of its performance obligations or the "cost to cost" method. Revenues from contracts that contain specific deliverables are recognized when the performance obligation has been satisfied or the transfer of goods to the customer has been completed and accepted.

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. Contract assets at June 30, 2019 and September 30, 2018 were approximately $216,000 and $0, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. Contract liabilities at June 30, 2019 and September 30, 2018 were approximately $148,000 and $125,000, respectively.

Reclassifications

Certain amounts in the accompanying fiscal 2018 financial statements have been reclassified to conform to the fiscal 2019 presentation.

Share-Based Compensation Expense

The Company recognizes employee and director share-based compensation and other equity-based compensation in its condensed consolidated statements of operations and comprehensive income (loss) at the grant date fair value of stock options. The determination of stock option grant date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company's share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company's historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards (See Note 6 - Share-Based Compensation). In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2                ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net one hundred twenty (120) days. At September 30, 2018, the Company had allowances for doubtful accounts of approximately $0 and $126,000 related to the Company's distribution segment and design segment accounts receivable, respectively. At June 30, 2019, there were allowances for doubtful accounts of approximately $159,000 and $384,000 relating to the Company's distribution segment and design segment accounts receivable, respectively.

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

Regarding the Company's design segment, the Company has evaluated the changes from adopting this new standard on its financial reporting, disclosures and its various revenue streams. The Company now recognizes revenue over time on its time and material contracts utilizing a "right to invoice" method which is similar to previous revenue recognition standards under ASC 605. Revenues from fixed-price type contracts that require performance of services that are not related to the production of tangible assets are recognized by using cost inputs to measure progress toward the completion of its performance obligations. This method is similar to the method formerly applied to certain of the Company's contracts covered by the previous revenue recognition standards under ASC 605. In some cases, contracts contain an arrangement of specific deliverables or production of prototypes, or a distinct performance obligation, and the Company allocates the transaction price to the performance obligation on a relative standalone selling price basis.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. This ASU requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has determined the new standard will have a significant impact on our condensed consolidated financial statements and we are currently evaluating the level of impact.

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

Investments

Equity investments that the Company has determined do not meet the criteria for accounting under the equity method are accounted for using the cost method and are classified as non-current assets on the condensed consolidated balance sheets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. The carrying amount of investments is reviewed if events or changes in circumstances indicate that the carrying value may not be recoverable.

During the nine months ended June 30, 2019, the Company and a customer entered into an agreement, whereby the Company received common stock in the customer as compensation for product design services provided by the Company. The shares represent less than 2% ownership interest in the customer. Pursuant to ASC 820, management has estimated the fair value of the common stock consideration to be $326,941, based on recent private placement round of common stock issued to third party private investors of the customer for cash, and has recognized revenue and a cost method investment for that amount.

In connection with the Company's credit agreement, the Company received the required approval from the lender for common stock received from the customer.

As of June 30 2019, outstanding accounts receivable from the aforementioned customer was approximately $729,000.

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

These unaudited pro forma condensed consolidated financial statements are for informational purposes only to provide comparative consolidated financial results for the three and nine months ended June 30, 2019 and 2018, respectively. They do not purport to indicate the results that would actually have been obtained had the acquisition actually been completed on October 1, 2017.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$9,909,452	$9,539,539	$28,265,202	$24,888,433
Gross profit	$1,894,454	$1,913,693	$4,508,340	$4,691,379
Operating expenses	1,944,321	2,114,528	6,113,795	4,698,870
Operating income (loss)	(49,867)	(200,835)	(1,605,455)	(7,491)
Other income (expense), net	(54,195)	434,960	(160,039)	368,276
Income (loss) before income taxes	(104,062)	234,125	(1,765,494)	360,785
Benefit from income taxes	-	-	-	747,000
Net income (loss)	$(104,062)	$234,125	$(1,765,494)	$1,107,785
Earnings per share:
Basic	$(0.01)	$0.02	$(0.19)	$0.12
Diluted	$(0.01)	$0.02	$(0.19)	$0.12

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

The short and long-term portions of deferred cash consideration of $538,000 on our condensed consolidated balance sheets include a deferred cash component with a present value of $448,000 and an earn-out consideration component with a fair value of $90,000 measured using the Black-Scholes option pricing method, a Level 3 valuation technique. For the three and nine months ended June 30, 2019, there were no changes in the valuation of the deferred cash consideration or the earn-out consideration.

During the nine months ended June 30, 2019, the Company and a customer entered into an agreement, whereby the Company received common stock in the customer as compensation for product design services provided by the Company. The shares represent approximately a less than 2% ownership interest in the customer. Pursuant to ASC 820, management has estimated the value of the common stock consideration to be $326,941, based on a recent private placement round of common stock issued to third party private investors of the customer for cash, and has recognized revenue and a cost method investment for that amount. Management has determined that the inputs used to value the common stock are observable, either directly or indirectly, and therefore classified as a Level 2 valuation. Pursuant to ASC 820, the transaction price of the cash financing round establishes the fair value of the Common Stock issued as consideration unless one of the following conditions exists:

a.    The transaction is between related parties,

b.    The transaction takes place under duress or the seller is forced to accept the price in the transaction,

c.    The unit of account represented by the transaction price is different from the unit of account for the asset or liability measured at fair value, or

d.    The market in which the transaction takes place is different from the principal market (or most advantageous market).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4                  FAIR VALUE MEASUREMENTS (Continued)

The following table presents the placement in the fair value hierarchy and summarizes the establishment of fair value of the cost method investment during the quarter ended June 30, 2019:

		Fair value measurement at reporting date using
	Balance	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2018:	$-	$-	$-	$-
Common stock - cost method investment	326,941		326,941
June 30, 2019:	$326,941	$-	$326,941	$-

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5                   SEGMENT INFORMATION (Continued)

Revenue
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018

Distribution	$6,021,843	$5,910,120	$17,072,127	$18,441,016
Design	3,887,609	3,629,419	11,193,075	6,447,417
Total Revenue	9,909,452	9,539,539	28,265,202	24,888,433
Cost of Sales
Distribution	5,100,314	4,936,676	14,412,632	15,420,002
Design	2,914,684	2,689,170	9,344,230	4,777,052
Total Cost of Sales	8,014,998	7,625,846	23,756,862	20,197,054
Segment Operating Income (loss) from operations
Distribution	(269,520)	(165,626)	(880,307)	33,627
Design	219,653	(44,850)	(725,148)	39,034
Total Income (loss) from operations	(49,867)	(210,476)	(1,605,455)	72,661
Other Income (expenses)
Distribution	(33,980)	460,463	(105,738)	435,017
Design	(20,215)	(14,503)	(54,301)	(24,076)
Total Other income (expenses)	(54,195)	445,960	(160,039)	410,941
Income (loss) before income taxes
Distribution	(303,500)	294,837	(986,045)	468,644
Design	199,438	(59,353)	(779,449)	14,958
Total Income (loss) before income taxes	$(104,062)	$235,484	$(1,765,494)	$483,602

The following table presents total assets by operating segment:

	June 30, 2019	September 30, 2018
Distribution	$10,459,183	$12,010,344
Design	6,909,037	7,217,522
Total assets	$17,368,220	$19,227,866

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6              SHARE-BASED COMPENSATION (Continued)

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expected term (years)	n/a	2.50-5.00	2.50-2.75	2.50-5.00
Expected volatility	n/a	80.0%-85.0%	82.0%	80.0%-103.1%
Risk free interest rate	n/a	2.57%-2.84%	2.53%	2.45%-2.84%
Expected dividends	n/a	0.00%	0.00%	0.00%
Estimated annual forfeiture rate	n/a	10%	0%	10%

On February 5, 2019, the Company granted five-year options to directors to purchase an aggregate of 150,021 shares of common stock at an exercise price of $1.54 per share. The shares vest one year from the grant date. The options had an aggregate grant date fair value of $120,000, which is being amortized over the vesting period of the options.

On February 5, 2019, the Company granted five-year immediately vested options to directors to purchase an aggregate of 140,460 shares of common stock at an exercise price of $1.54 per share. The options had an aggregate grant date fair value of $107,800, which was recognized immediately.

The options granted during the nine months ended June 30, 2019 had a weighted average grant date value of $0.78 per share. There were no options granted during the three months ended June 30, 2019. The options granted during the three and nine months ended June 30, 2018 had a weighted average grant date value per share of $0.75 and $0.83, respectively.

The following table summarizes stock option activity during the nine months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price	Average Remaining Life In Years	Intrinsic Value
Outstanding, September 30, 2018	545,066	$2.19
Granted	290,481	1.54
Exercised	-	-
Forfeited	(22,668)	1.78
Expired	-	-
Outstanding, June 30, 2019	812,879	$1.69	4.1	$29,100
Exercisable, June 30, 2019	622,007	$1.73	4.0	$29,100

The Company recognized compensation expense of approximately $33,000 and $203,000 during the three months ended June 30, 2019 and 2018, respectively, and approximately $178,000 and $208,000 during the nine months ended June 30, 2019 and 2018, respectively, for stock option awards in its condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2019, there was approximately $95,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.8 years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6              SHARE-BASED COMPENSATION (Continued)

The following table provides additional information regarding stock option awards that were outstanding and exercisable at June 30, 2019:

Options Outstanding			Options Exercisable
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.64 to $1.23	$0.80	77,500	$0.80	5.3	77,500
$1.44 to $1.67	1.51	606,879	1.49	4.6	416,007
$2.20 to $2.85	2.48	66,000	2.48	0.9	66,000
$3.73 to $3.79	3.74	62,500	3.74	1.6	62,500
		812,879		4.0	622,007

Restricted Stock Awards

The Company recognized compensation expense of approximately $0 and $33,000 during the three months ended June 30, 2019 and 2018, respectively, and approximately $3,000 and $69,000 during the nine months ended June 30, 2019 and 2018, respectively, for restricted stock awards in its condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2019, there was no unrecognized compensation expense related to nonvested restricted stock awards.

The following table summarizes restricted stock activity during the nine months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, September 30, 2018	6,028	$1.24	$7,475
Granted	-	-	-
Vested	(6,028)	1.24	(7,475)
Forfeited	-	-
Non-vested, June 30, 2019	-	$-	$-

NOTE 7                  EARNINGS PER SHARE

Basic earnings per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted earnings per share data are computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (i) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and (ii) shares of nonvested restricted stock. The Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7                  EARNINGS PER SHARE (Continued)

Numerator:
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018

Net income (loss) (numerator for basic and diluted earnings (loss) per share)	$(104,062)	$235,484	$(1,765,494)	$1,230,602
Weighted average shares outstanding (denominator for basic earnings (loss) per share)	9,533,851	9,482,842	9,531,422	9,176,390
Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	-	36,558	-	35,674
Assumed vesting of restricted stock, treasury stock method	-	28,489	-	69,271
Dilutive potential common shares	-	65,047	-	104,945
Denominator for diluted earnings (loss) per share - weighted average shares and assumed potential common shares	9,533,851	9,547,889	9,531,422	9,281,335
Basic earnings (loss) per share	$(0.01)	$0.02	$(0.19)	$0.13
Dilutive earnings (loss) per share	$(0.01)	$0.02	$(0.19)	$0.13

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	As of June 30,
	2019	2018
Options	812,879	469,566
Warrants	151,335	151,335
Total potentially dilutive shares	964,214	620,901

NOTE 8                  CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

For the three and nine months ended June 30, 2019 and 2018, the Company had significant customers with individual percentage of total revenues equaling 10% or greater. The concentration of revenues and accounts receivable for each reporting segment are as follows:

Distribution Segment Revenues Concentration

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Customer 1	26.8%	24.3%	28.9%	27.9%
Customer 2	27.0%	29.8%	28.1%	26.0%
Customer 3	27.3%	17.2%	19.6%	20.1%
Customer 4	8.1%	12.4%	9.5%	10.5%
Totals	89.2%	83.7%	86.1%	84.5%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8                  CONCENTRATIONS (Continued)

Design Segment Revenues Concentration

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Customer 1	23.0%	20.9%	20.5%	18.1%
Customer 2	22.2%	0.5%	13.9%	0.3%
Customer 3	8.6%	13.7%	10.0%	13.6%
Customer 4	5.0%	17.8%	9.4%	10.3%
Customer 5	0.1%	3.5%	3.0%	10.2%
Totals	58.9%	56.4%	56.8%	52.5%

At June 30, 2019 and September 30, 2018, concentration of accounts receivable with significant customers representing 10% or greater of segment accounts receivable was as follows:

Distribution Segment Accounts Receivable Concentration

	June 30, 2019	September 30, 2018
Customer 1	27.7%	29.6%
Customer 2	23.1%	15.6%
Customer 3	29.0%	23.6%
Customer 4	10.1%	17.0%
Totals	89.9%	85.8%

Design Segment Accounts Receivable Concentration

	June 30, 2019	September 30, 2018
Customer 1	32.8%	28.2%
Customer 2	28.5%	0.0%
Customer 3	0.0%	26.4%
Totals	61.3%	54.6%

NOTE 9                  RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the "Supply Agreement") with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation ("Forward China"). The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company's exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region. The Company purchases products at Forward China's cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of "Adjusted Gross Profit", which is defined as the selling price less the cost from Forward China. On April 22, 2019, the parties agreed to extend the expiration date of the Supply Agreement until October 22, 2019 under the same terms. Terence Bernard Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company's shares of common stock. The Company recognized approximately $353,000 and $355,000 during the three months ended June 30, 2019 and 2018, respectively, and approximately $1,056,000 and $1,073,000 during the nine months ended June 30, 2019 and 2018, respectively, in service fees paid to Forward China, which are included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9                  RELATED PARTY TRANSACTIONS (Continued)

Promissory Note

On January 18, 2018, the Company issued a $1.6 million promissory note payable to Forward China in order to fund the acquisition of IPS. The note was due and payable in full on January 18, 2019. On January 14, 2019, the Company and Forward China agreed to extend the due date of the note by three months to April 18, 2019. On April 18, 2019, the Company and Forward China agreed to extend the due date of the note by another three months under the same terms. On July 16, 2019, the Company and Forward China agreed to extend the maturity date of the note by another three months. The note is now due October 17, 2019. The promissory note bears an interest rate of 8% per annum. Monthly interest payments commenced on February 18, 2018. For the three months ended June 30, 2019 and 2018, the Company paid approximately $32,000 and $32,000, respectively, and for the nine months ended June 30, 2019 and 2018 the Company paid approximately $96,000 and $53,000, respectively, in interest payments to Forward China associated with the note. The $1.6 million note payable is included as a component of the notes payable - short-term portion line of the accompanying condensed consolidated balance sheets.

NOTE 10              LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2019, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

NOTE 11              LINE OF CREDIT

The Company, through the IPS subsidiary, has a $1,300,000 revolving line of credit with TD Bank which was renewed on May 7, 2019 with a maturity date of May 31, 2020. The line of credit was amended and modified on September 28, 2018 to extend the line of credit limit from $1,000,000 to $1,300,000 and was also undersigned by Forward Industries, Inc. as the guarantor and is secured by all of IPS' assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate at June 30, 2019 was 6.25%. As of June 30, 2019, the Company had $1,100,000 outstanding under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. As of September 30, 2018, the Company was in compliance with the required covenants. With a net loss for the nine months ending June 30, 2019 of approximately $0.78 million for IPS, there is a likely risk of failing covenant testing at year end. As such, the lender may demand payment in full upon default.

NOTE 12              DEBT

On January 8, 2014, IPS entered into a term loan with a lender in the amount of $1,000,000. The loan bears interest at a rate of 4.230% per annum. The loan matured and was paid in full on January 8, 2019. Interest and principal of $18,546 was paid on a monthly basis through maturity. This loan was secured by all of IPS' assets and was guaranteed by the Company. Outstanding balance as of June 30, 2019 and September 30, 2018 was $0 and $73,523, respectively.

On April 1, 2016, IPS entered into a term loan with a lender in the amount of $325,000. The loan matures on April 1, 2020 and bears interest at a rate of 4.215% per annum. Interest and principal of $7,378 is paid on a monthly basis through maturity. This loan is secured by all of the IPS' assets and is guaranteed by the Company. Outstanding balance as of June 30, 2019 and September 30, 2018 was $72,359 and $135,317, respectively. The agreement contains certain restrictive covenants measured annually, all of which the Company was in compliance as of September 30, 2018. With a net loss for the nine months ending June 30, 2019 of approximately $0.78 million for IPS, there is a likely risk of failing covenant testing at year end. As such, the lender may demand payment in full upon default.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13               MOONI AGREEMENT

On January 29, 2019, the Company entered into a three-year Distribution Agreement (the "Agreement") with Mooni International AB and its owner, Staffan Bern (the "Owner"). In accordance with the Agreement, the Company: (i) was appointed as the exclusive distributor of Mooni's current and future products (including future products developed or offered by Mooni and/or the Owner) in North America, (ii) subject to certain repayment requirements, the Company paid $400,000 to Mooni, and (iii) was granted an option to purchase a controlling interest of Mooni at a valuation not to exceed $5 million which, if exercised, would be effective on the 12 month anniversary of the effective date of the Agreement. Additionally, Forward China, a company owned by Terence Wise, the Company's Chairman and Chief Executive Officer, was named the designated supplier under the Agreement. As of June 30, 2019, the unamortized fee of approximately $344,000 is included in prepaid and other current assets and other assets for the short-term and long-term components, respectively, in the accompanying condensed consolidated balance sheet. Amortization of the cost for the three and nine months ended June 30, 2019 of approximately $56,000 is included in the Sales and Marketing expenses in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The following discussion and analysis compares our consolidated results of operations for the three and nine months ended June 30, 2019 (the "2019 Quarter" and "2019 Period", respectively) with those for the three and nine months ended June 30, 2018 (the "2018 Quarter" and "2018 Period", respectively). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

On February 13, 2019, the SEC served certain of the Company's executive officers and the Custodian of Record (the Company's Chief Financial Officer) with subpoenas related to its investigation on this matter. The Company's officers and the Custodian of Record who received subpoenas are currently working with legal representation to comply with all subpoena requests and demands.

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

On January 29, 2019, the Company entered into a distribution agreement with Mooni AB International. By virtue of our strategic collaboration and distribution agreement with Mooni AB International, we have secured a portfolio of smart enabled products which we anticipate will be distributed to retail outlets in the United States. As a result of this acquisition and other product initiatives, the Company began to invest in and build out a distribution network for retail. The distribution network will be responsible for getting products into big box retailers for retail consumption. This build out is a continuation of our strategy to be a one-stop shop for product development, manufacture and distribution and represents a significant achievement in completing the strategic process of taking a product from concept to the consumer. We anticipate having a minimum of two products in retail outlets by the second fiscal quarter of 2020. We have built out a sales team that covers North America by leveraging the manufacturer's representative model. We have identified and signed agreements with long standing firms that have years of experience and relationships with the big box retailers that we are targeting in both United States and Canada.

Through the seven manufacture rep agreements we currently have in place, we hope to gain sales coverage to retailers such as Best Buy, Target, Walmart, Costco, CVS, Walgreens, Staples, Office Depot and many others. The manufacture rep model allows us to on board a large sales team and cover a lot of ground with a variable cost model as these reps work on commission only.

As a result of the IPS acquisition, the Company now manages and measures its operations over two operating segments: distribution and design. The distribution segment refers to what has historically been described as the "OEM" business. The design segment refers to the IPS design and development business.

The comparative financial results presented for the design segment for the nine months ended June 30, 2018 represents less than nine months of operations and should not be directly compared to the nine months ended June 30, 2019 as an accurate measurement of performance.

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

Critical Accounting Policies and Estimates

In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its most subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial condition. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company's results of operations and financial condition.

There were no material changes to our principal accounting estimates during the period covered by this report.

Recent Accounting Pronouncements

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

The results of operations disclosed below presents Forward's distribution business and IPS' design segments as distinct operating units.

Net Income (loss) before Taxes

Distribution Segment

Distribution segment loss before taxes was approximately $(304,000) in the 2019 Quarter compared to income before taxes of approximately $294,000 in the 2018 Quarter. Loss in the 2019 Quarter was primarily due to a deterioration of margins and an increase in operating expenses and a decline in sales, as reflected in the table below.

Design Segment

Design segment income before taxes was approximately $200,000 in the 2019 Quarter compared to loss before taxes of approximately $(59,000) in the 2018 Quarter. The return to profitability in the 2019 Quarter was due to an increase in revenues and a reduction in operating expenses resulting from better expense control.

	Main Components of Net Income
	(amounts in thousands)
	2019 Quarter			2018 Quarter			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$9,909	$6,022	$3,887	$9,539	$5,910	$3,629	$370
Gross profit	$1,894	$921	$973	$1,913	$973	$940	$(19)
Less:
Sales and marketing expenses	539	410	129	548	327	221	(9)
General and administrative expenses	1,405	781	624	1,576	812	764	(171)
Operating income (loss)	(50)	(270)	220	(211)	(166)	(45)	161
Other income (expenses)	(54)	(34)	(20)	446	460	(14)	(500)
Net income (loss)	$(104)	$(304)	$200	$235	$294	$(59)	$(339)

Basic and diluted earnings (loss) per share were $0.01 per share for the 2019 Quarter and $0.02 per share for the 2018 Quarter.

Net Revenues

Distribution Segment

Net revenues in the distribution segment increased approximately $112,000, or 2%, to $6.0 million in the 2019 Quarter from $5.9 million in the 2018 Quarter primarily as a result of increased Diabetic product line revenue. The following tables set forth revenues by channel, product line and geographic location of our Distribution segment customers for the periods indicated:

	Net Revenues for 2019 Quarter (amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$1,253	$1,807	$2,382	$5,442
Other products	289	259	32	580
Total net revenues	$1,542	$2,066	$2,414	$6,022

	Net Revenues for 2018 Quarter (amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$1,697	$1,826	$1,673	$5,196
Other products	372	268	74	714
Total net revenues	$2,069	$2,094	$1,747	$5,910

Diabetic Product Revenues

Forward's distribution segment primarily manufactures to the order of and sells carrying cases for blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases "in box" as a custom accessory for the OEM's blood glucose testing and monitoring kits, or to a lesser extent, sells them through their retail distribution channels.

Revenues from Diabetic Products increased approximately $246,000, or 4.7%, to approximately $5.4 million in the 2019 Quarter from approximately $5.2 million in the 2018 Quarter. This increase was due to higher revenues from two major Diabetic Products customers, Diabetic Products customers B and C, partially offset by declining sales for Diabetic Products customer A and D and all other Diabetic Products customers. Management believes that revenues from diabetic customers will continue to see pricing pressure and potential further decline due to changing technology.

The following table sets forth our distribution segment net revenues by Diabetic Products customer for the periods indicated:

	(amounts in thousands)
	2019 Quarter	2018 Quarter	Increase (Decrease)
Diabetic Products Customer A	$1,624	$1,760	$(136)
Diabetic Products Customer B	1,613	1,435	178
Diabetic Products Customer C	1,641	1,018	623
Diabetic Products Customer D	486	732	(246)
All other Diabetic Products Customers	78	251	(173)
Totals	$5,442	$5,196	$246

Revenues from Diabetic Products represented 90% of our net revenues in the 2019 Quarter compared to 88% of our net revenues in the 2018 Quarter.

Other Product Revenues

We design and sell cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as bar code scanners, GPS devices and cameras), as well as a variety of other products (such as sporting and recreational products and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from Other Products declined $134,000 to $580,000 in the 2019 Quarter from $714,000 in the 2018 Quarter. The decline is due to a reduction in sales of $136,000 to a recreation products customer, a decline of $81,000 to an aeronautics communications device customer, partially offset by an increase in sales to a medical devices customer of $58,000 and an increase in sales to an optical devices customer of $44,000. Fluctuations in sales to other customers were not individually material. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

Revenues from Other Products represented 10% of our net revenues in the 2019 Quarter compared to 12% of our net revenues in the 2018 Quarter.

Design Segment

Net revenues in the design segment increased approximately $259,000, or 7.1% to approximately $3.9 million for the 2019 Quarter compared to approximately $3.6 million in the 2018 Quarter. This increase was primarily due to two major Design Segment customers, Design Segment Customer E and Design Segment Customer A, partially offset by a decline in sales to three major Design Segment customers, Design Segment Customer B, C and D. The following table sets forth our design segment net revenues by major customers for periods indicated:

	(amounts in thousands)
	2019 Quarter	2018 Quarter	Increase (Decrease)
Design Segment Customer A	$895	$758	$137
Design Segment Customer B	196	646	(450)
Design Segment Customer C	333	497	(164)
Design Segment Customer D	5	126	(121)
Design Segment Customer E	863	16	847
All other Design Segment Customers	1,596	1,586	10
Totals	$3,888	$3,629	$259

Gross Profit

Distribution Segment

Gross profit for the distribution segment decreased approximately $52,000, or 5.3%, to approximately $921,000 in the 2019 Quarter from approximately $973,000 in the 2018 Quarter. As a percentage of revenues, our gross margin decreased to 15.3% in the 2019 Quarter from 16.5% in the 2018 Quarter as a result of pricing pressures from customers and product mix. We are working on expanding our product offering to include higher margin products as well as enhancing our sales efforts to raise top side gross sales to raise total gross profit.

Design Segment

Gross Profit for the design segment increased approximately $33,000, or 3.5%, to approximately $973,000 in the 2019 Quarter from approximately $940,000 in the 2018 Quarter. Gross margin as a percentage of revenue was 25.0% for the design segment in the 2019 Quarter versus 25.9% in the 2018 Quarter. Depreciation expense was approximately $35,000 for both the 2019 Quarter and 2018 Quarter. Depreciation expense is allocated to Cost of Sales in the design segment.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment increased approximately $83,000, or 25%, to approximately $410,000 in the 2019 Quarter from approximately $327,000 in the 2018 Quarter. The increase was primarily due to additional expenses related to a sales initiative to market and sell our other non-diabetic product lines through retail distribution.

Design Segment

Sales and marketing expenses for the design segment declined approximately $92,000, or 42%, to approximately $129,000 in the 2019 Quarter from approximately $221,000 in the 2018 Quarter. Sales and marketing expenses in the design segment declined in the 2019 Quarter from the 2018 Quarter primarily as a result of a reduction in salesperson headcount.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment decreased approximately $31,000, or 4%, to approximately $781,000 million in the 2019 Quarter from approximately $812,000 in the 2018 Quarter, primarily due to a decline in share-based compensation fees for directors of approximately $191,000 plus a reduction in legal fees of approximately $72,000 associated with the acquisition of IPS, partially offset by an increase in legal fees related to the SEC investigation of approximately $204,000 and an increase in personnel costs of approximately $36,000 due to the addition of a Chief Operating Officer. Fluctuations in other accounts were not material individually or in the aggregate.

Design Segment

General and administrative expenses for the design segment decreased approximately $140,000, or 18%, to approximately $624,000 in the 2019 Quarter from approximately $764,000 in the 2018 Quarter. The decline is due to a reduction in legal and accounting professional fees and a reduction in accounting personnel fees.

Other Income (Expenses)

Distribution Segment

Other expenses for the distribution segment were approximately $(34,000) in the 2019 Quarter compared to approximately $460,000 of other income in the 2018 Quarter. Other income in the 2018 Quarter primarily resulted from adjustments to the fair value of the deferred cash consideration and deferred earn-out consideration of $510,000 and $(12,000). There were no fair value adjustments in the 2019 Quarter that impacted other income (expense). Other expense in the distribution segment for the 2019 Quarter is primarily composed of interest expense on the note payable to Forward China.

Design Segment

Other expenses in the design segment were approximately $20,000 for the 2019 Quarter compared to $14,000 in the 2018 Quarter. Other expense in the design segment is composed of interest incurred on the line of credit and other debt instruments held within the design segment.

Income Taxes

For the three months ended June 30, 2019, the Company generated a net income of approximately $101,000. The U.S. statutory tax rate for the fiscal year ending September 30, 2019 is 21%. The Company maintains significant net operating loss carryforwards and does not recognize income tax expense (benefit) as the Company's deferred tax provision is typically offset by maintaining a full valuation allowance on the Company's net deferred tax asset.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2018

Net Income (loss) before Taxes

Distribution Segment

Distribution segment loss before taxes was approximately $(987,000) in the 2019 Period compared to income before taxes of approximately $469,000 in the 2018 Period. Net loss in the 2019 Period compared to the net income in the 2018 Period was primarily due to a decline in sales volume and a rise in operating expenses including approximately $159,000 in bad debt expense, approximately $350,000 in legal expenses related to the SEC investigation, and approximately $110,000 for share-based compensation expense related to the vesting of shares for directors among other less significant rises in operating expenses in the 2019 Period, whereas in the 2018 Period, the Company booked a positive fair value adjustment of $498,000 (see table below).

Design Segment

Design segment loss before taxes was approximately $(779,000) in the 2019 Period compared to income before taxes of approximately $15,000 in the 2018 Quarter. Net loss in the 2019 Period was primarily due to a decline in sales volume and project overruns and an increase in the bad debt provision. We believe the shortfall for the two customers is not an ongoing issue. The projects were completed in the second quarter of Fiscal 2019 and gross margins returned to historical percentages, above 20%, for the three months ended June 30, 2019 and we expect that to be sustained for the remainder of Fiscal 2019 and forward.

	Main Components of Net Income
	(amounts in thousands)
	2019 Period			2018 Period			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$28,265	$17,072	$11,193	$24,888	$18,441	$6,447	$3,377
Gross profit	$4,508	$2,659	$1,849	$4,691	$3,021	$1,670	$(183)
Less:
Sales and marketing expenses	1,437	1,050	387	1,291	935	356	146
General and administrative expenses	4,677	2,490	2,187	3,328	2,052	1,276	1,349
Operating income (loss)	(1,606)	(881)	(725)	72	34	38	(1,678)
Other income (expenses)	(160)	(106)	(54)	411	435	(24)	(571)
Net income (loss)	$(1,766)	$(987)	$(779)	$483	$469	$14	$(2,249)

Basic and diluted earnings (loss) per share were $(0.16) per share for the 2019 Period and $0.13 per share for the 2018 Period.

Net Revenues

Distribution Segment

Net revenues in the distribution segment declined approximately $1.4 million, or 7.4%, to approximately $17.1 million in the 2019 Period from approximately $18.5 million in the 2018 Period primarily as a result of decreased Diabetic product line revenue. The following tables set forth revenues by channel, product line and geographic location of our Distribution segment customers for the periods indicated:

	Net Revenues for 2019 Period (amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$3,918	$5,117	$6,020	$15,055
Other products	914	991	112	2,017
Total net revenues	$4,832	$6,108	$6,132	$17,072

	Net Revenues for 2018 Period (amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$4,446	$4,927	$7,014	$16,387
Other products	975	841	238	2,054
Total net revenues	$5,421	$5,768	$7,252	$18,441

Diabetic Product Revenues

Revenues from Diabetic Products declined approximately $1.3 million, or 8.1%, to approximately $15.1 million in the 2019 Period from approximately $16.4 million in the 2018 Period. This decline was due to lower revenues from three major Diabetic Products customers, Diabetic Products customers A, C and D, and all other Diabetic Products customers. Management believes that revenues from diabetic customers will continue to decline.

The following table sets forth our distribution segment net revenues by Diabetic Products customer for the periods indicated:

	(amounts in thousands)
	2019 Period	2018 Period	Increase (Decrease)
Diabetic Products Customer A	$4,931	$5,141	$(210)
Diabetic Products Customer B	4,796	4,796	-
Diabetic Products Customer C	3,344	3,698	(354)
Diabetic Products Customer D	1,623	1,937	(314)
All other Diabetic Products Customers	361	815	(454)
Totals	$15,055	$16,387	$(1,332)

Revenues from Diabetic Products represented 88% of our net revenues in the 2019 Period compared to 89% of our net revenues in the 2018 Period.

Other Product Revenues

Revenues from Other Products decreased approximately $37,000 to $2.02 million in the 2019 Period from $2.05 million in the 2018 Period. The decrease is due to a decline in sales of approximately $274,000 to a recreation products customer, a decline of approximately $78,000 to an aeronautics communications equipment customer, a decline of approximately $57,000 to a medical devices customer, partially offset by an increase in sales of approximately $150,000 to a long-standing electronics customer, an increase of $98,000 to an optical equipment customer, an increase of $57,000 to a guitar supplies customer, and increase in sales of approximately $51,000 to a gaming equipment customer. Fluctuations in sales to other customers were not individually material. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

Revenues from Other Products represented 12% of our net revenues in the 2019 Period compared to 11% of our net revenues in the 2018 Period.

Design Segment

Net revenues in the design segment were approximately $11.2 million for the 2019 Period. Revenues for the short 2018 Period were approximately $6.5 million as IPS was acquired in January 2018. The following table sets forth our design segment net revenues by major customers for periods indicated:

	(amounts in thousands)
	2019 Period	2018 Period	Increase (Decrease)
Design Segment Customer A	$2,290	$1,168	$1,122
Design Segment Customer B	1,055	663	392
Design Segment Customer C	1,124	878	246
Design Segment Customer D	335	661	(326)
Design Segment Customer E	1,553	16	1,537
All other Design Segment Customers	4,836	3,061	1,775
Totals	$11,193	$6,447	$4,746

Gross Profit

Distribution Segment

Gross profit for the distribution segment declined approximately $362,000, or 12%, to approximately $2.6 million in the 2019 Period from approximately $3.0 million in the 2018 Period as a result of a decline in sales volume as well as pricing pressure from customers. As a percentage of revenues, our gross margin decreased to 15.6% in the 2019 Period from 16.4% in the 2018 Period as a result of pricing pressures from customers and product mix. We are working on expanding our product offering to include higher margin products as well as enhancing our sales efforts to raise top side gross sales to raise total gross profit.

Design Segment

Gross Profit for the design segment was approximately $1.85 million for the 2019 Period. Gross Profit for the short 2018 Period was approximately $1.7 million. Gross Profit as a percentage of revenue was 16.5% for the design segment in the 2019 Period versus 25.9% in the 2018 Period. The gross profit as a percentage of revenue for the 2019 Period is significantly lower than historical performance for the design segment of our business. The decline was the result of project overruns on two significant customers in the 2019 Period. We believe the shortfall for the two customers is not an ongoing issue as the projects had been completed in the second quarter of Fiscal 2019. We expect gross margins to return to historical percentages, above 20% for the remainder of Fiscal 2019. Depreciation expense was approximately $105,000 for the 2019 Period and approximately $63,000 for the 2018 Period. Depreciation expense is allocated to Cost of Sales in the design segment.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment increased approximately $115,000, or 12%, to approximately $1.05 million in the 2019 Period from approximately $935,000 in the 2018 Period. The increase was primarily due to additional expenses related to a sales initiative to market and sell our other non-diabetic product lines.

Design Segment

Sales and marketing expenses for the design segment were approximately $387,000 for the 2019 Period. Sales and marketing expenses for the design segment were approximately $356,000 for the short 2018 Period. Sales and marketing expenses in the design segment declined in the 2019 Period from the 2018 Period on a ratable basis as a result of a reduction in salesperson headcount.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment increased approximately $438,000, or 21%, to approximately $2.5 million in the 2019 Period from approximately $2.1 million in the 2018 Period, primarily due to an increase in legal fees of approximately $354,000 related to the SEC investigation, an increase in bad debt expense of approximately $159,000, an increase in personnel costs of approximately $76,000, partially offset by a reduction of legal, accounting and valuation fees of $130,000 related to the acquisition of IPS and $80,000 in legal fees relating to the FINRA/SEC investigation in the 2018 Period.  Certain legal fees incurred as a result of the SEC investigation are covered by an insurance policy with a $100,000 deductible. Fluctuations in other components of "General and Administrative Expenses" were not material individually or in the aggregate.

Design Segment

General and administrative expenses for the design segment were approximately $2.2 million for the 2019 Period. General and administrative expenses in the design segment were approximately $1.3 million for the 2018 Period. Bad debt expense for the nine months ended June 30, 2019 was approximately $258,000 in the design segment. Bad debt expense has increased for the nine months ended June 30, 2019 as a result of slower paying customers which the Company plans to pursue collection.  Excluding bad debt expense, General and administrative expenses for the 2019 Period were relatively flat when compared to the 2018 Period on a ratable basis had the 2018 Period been a full nine months.

Other Income (Expenses)

Distribution Segment

Other expenses for the distribution segment were approximately $(106,000) for the 2019 Period compared to approximately $435,000 in the 2018 Period. Adjustments to the fair value of the deferred cash consideration and deferred earn-out consideration of $510,000 and $(12,000) were made in the 2018 Period. Other expense in the distribution segment is primarily composed of interest expense on the note payable to Forward China.

Design Segment

Other expenses in the design segment were approximately $(54,000) for the 2019 Period. Other expenses in the design segment for the 2018 Period were approximately $(24,000). This is composed of interest incurred on the line of credit and other debt instruments held within the design segment.

Income Taxes

For the nine months ended June 30, 2019, the Company generated a net loss of approximately ($1.6M). The U.S. statutory tax rate for the fiscal year ending September 30, 2019 is 21%. The Company maintains significant net operating loss carryforwards and does not recognize income tax expense (benefit) as the Company's deferred tax provision is typically offset by maintaining a full valuation allowance on the Company's net deferred tax asset.

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

As of the filing date of this report, we had $200,000 available under our $1.3 million Line of Credit. The Company intends on paying down the Line of Credit as funds become available when Accounts Receivable turn over the short-term. On July 16, 2019, the maturity date on the $1.6 million Forward China promissory note was extended to October 17, 2019 (see Note 9 - Related Party Transactions). We plan on funding the payment at maturity using existing cash balances and/or obtaining an additional credit facility.

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

At June 30, 2019, our current ratio (current assets divided by current liabilities) was 1.7 compared to 2.0 at September 30, 2018; At June 30, 2019, our quick ratio (current assets less inventories divided by current liabilities) was 1.5 compared to 1.8 at September 30, 2018; At June 30, 2019, our working capital (current assets less current liabilities) was approximately $5.6 million compared to approximately $7.6 million at September 30, 2018. As of August 9, 2019, we had approximately $3.3 million of cash on hand.

Although we do not anticipate the need to purchase additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

During the nine months ended June 30, 2019 and 2018, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

During the 2019 Period, cash used in operating activities of approximately $2.2 million resulted primarily from a net loss of approximately $1.77 million, a decrease of Accounts Payable (including due to Forward China) of approximately $947,000, an increase in prepaid expenses and other assets of approximately $503,000 and a net loss reconciling adjustment of approximately $327,000 for the fair value of cost method investment for services provided, partially offset by a decline in accounts receivable of approximately $143,000, a reduction of inventory of approximately $265,000, an increase in accrued expenses of approximately $65,000, an increase of deferred income of approximately $23,000, in addition to the add-backs for bad debt expense of approximately $417,000, share-based compensation of approximately $181,000, depreciation and amortization of approximately $235,000, and the add-back of deferred rent of approximately $14,000.

During the 2018 Period, cash provided by operating activities of approximately $618,000 resulted from a net income of approximately $1,231,000, a reduction in inventory of approximately $760,000, an increase in accounts payable (including due to Forward China) of approximately $86,000, partially offset by an increase in accounts receivable of approximately $357,000, a decrease in deferred income of approximately $310,000, an increase in prepaid expenses of approximately $33,000, a reduction in accrued expenses and other current liabilities of approximately $20,000, and the add back of non-cash items including share-based compensation of approximately $277,000, depreciation and amortization of approximately $158,000, bad debt expense of approximately $62,000, deferred rent amortization of approximately $9,000 and a non-cash reduction of deferred tax asset valuation of $747,000 and a non-cash reduction of approximately $498,000 in fair value of the earn-out consideration and deferred cash consideration.

Cash Flows from Investing Activities

In the 2019 Period, cash used in investing activities of approximately $30,000 resulted from purchases of property and equipment.

In the 2018 Period, cash used for investing activities of approximately $1,368,000 resulted primarily from the cash consideration paid for the IPS acquisition of $1,930,000 and purchases for capital assets of approximately $39,000, partially offset by the cash acquired in the IPS acquisition of approximately $600,000.

Cash Flows from Financing Activities

In the 2019 Period, cash provided by financing activities of approximately $570,000 consisted of $1,250,000 in borrowings on the Line of Credit, offset by $500,000 in repayments on the Line of Credit, approximately $145,000 in repayments on notes payable and approximately $34,000 in repayments on capital equipment leases.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains "forward-looking statements", as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity, plans to develop and market new products, expected reimbursement of legal fees related to the SEC investigation and anticipated synergies from the acquisition of IPS and working capital. Forward-looking statements can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects" and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders, our ability to successfully market and sell products that we develop, our ability to successfully integrate IPS, failure to diversify the industries in which we sell our products, our insurance company disagreeing to reimburse legal fees for whatever reason, potential imposed tariffs or other restrictions placed on imports by the U.S. government, continued pricing pressure on our products, and potential violation of covenants on the line of credit at year-end. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended September 30, 2018. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

PART II.         OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of June 30, 2019, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company's interests, the Company believes would be material to its business.

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

Dated: August 14, 2019

FORWARD INDUSTRIES, INC.
By: /s/ Terence Wise Terence Wise
Chief Executive Officer (Principal Executive Officer)

By: /s/ Michael Matte
Michael Matte
Chief Financial Officer Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

					Filed or Furnished Herewith
		Incorporated by Reference
No.	Exhibit Description	Form	Date	Number
2.1	Stock Purchase Agreement with Intelligent Product Solutions, Inc.	8-K	1/18/18	2.1
3.1	Restated Certificate of Incorporation	10-K	12/08/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/03/13	3.1
3.4	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Promissory Note dated January 18, 2018 - Forward Industries (Asia-Pacific)	8-K	1/18/18	4.1
4.1(a)	Amendment No. 1 to Promissory Note dated January 18, 2018 - Forward Industries (Asia-Pacific)	10-Q	2/14/19	4.2
4.1(b)	Amendment No. 2 to Promissory Note dated January 18, 2018 - Forward Industries (Asia-Pacific)	10-Q	5/15/19	4.1(b)
4.2	2011 Long Term Incentive Plan, as amended	10-Q	2/14/19	4.3
10.1	Buying Agency and Supply Agreement with Forward Industries (Asia-Pacific), Corporation, dated as of September 9, 2015	10-K	12/16/15	10.7
10.1(a)	Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.1(b)	Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.1(c)	Amendment No. 3 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	5/15/19	10.1(c)
10.2	Amended and Restated Revolving Term Note dated September 28, 2018	8-K	10/02/18	10.1
10.3	Modification Agreement dated September 28, 2018	8-K	10/02/18	10.2
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed
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