Form 10-K
period 2019-09-30
Forward Industries, Inc.
filed 2019-12-27
CIK 38264

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

(561) 465-0030
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	FORD	The Nasdaq Stock Market

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

☐ Large accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Emerging growth company	☐ Accelerated filer ☒ Smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $9,400,000.

As of December 16, 2019, 9,533,851 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 30, 2019.

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
“Forward US” refers to Forward Industries’ wholly owned subsidiary Forward Industries (IN), Inc., an Indiana corporation;
“Forward Switzerland” refers to Forward Industries’ wholly owned subsidiary Forward Industries (Switzerland) GmbH, a Swiss corporation;
“Forward UK” refers to Forward Industries’ wholly owned subsidiary Forward Industries UK Limited, a UK corporation;

“IPS” refers to Forward Industries’ wholly-owned subsidiary Intelligent Product Solutions, Inc., a New York corporation;

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
“Fiscal 2019” refers to our fiscal year ended September 30, 2019;
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

PART I

ITEM 1.        BUSINESS

General

Forward Industries, Inc. (“Forward” or the “Company”), through its wholly-owned subsidiaries, Intelligent Product Solutions (“IPS”), Forward US, Forward Switzerland and Forward UK, is a single source solution provider for the full spectrum of hardware and software product design and engineering services as well as a designer and distributer of carry and protective solutions. The Company offers a full suite of product development services required to conceptualize, create, and maintain products throughout the entire product life-cycle, from product concept and design to production support and field support. Forward provides clients, both large and small, a “one-stop-shop” for product design, development, manufacturing, and distribution.

Historically, our principal customer market has been original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package their products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels.

On January 29, 2019, the Company entered into a distribution agreement with Mooni AB International. By virtue of our strategic collaboration and distribution agreement with Mooni AB International, we have secured a portfolio of smart enabled products which we anticipate will be distributed through retail outlets in the United States. As a result of this collaboration and other product initiatives, the Company began is investing in and building out a distribution network for retail. The distribution network will be responsible for placing products into big box retailers for retail consumption. This build out is a continuation of our strategy to be a one-stop shop for product development, manufacture and distribution and represents a significant achievement in completing our strategy of taking a product from concept to the consumer. We anticipate having product in retail outlets by the second fiscal quarter of 2020. We have developed a sales team that covers North America by leveraging the manufacturer's representative model. We have identified and signed agreements with long-established firms that have years of experience and relationships with big box retailers that we are targeting in both the United States and Canada.

Through the manufacture representative agreements we currently have in place, we hope to gain sales coverage to retailers such as Best Buy, Target, Walmart, Costco, CVS, Walgreens, Staples, Office Depot and many others. The manufacture representative model allows us to engage and support a large sales team and cover a lot of territory with a variable cost model as these representatives work on commission only.

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

In January 2018, Forward acquired IPS which resulted in IPS being a wholly-owned subsidiary of Forward. The Company believes that the design and engineering service capabilities of IPS will augment the Company’s core sourcing business.

In this report, the Company uses the term “distribution” to refer to what has historically been described as the “OEM” business. However, we may refer to our customers as “OEM” customers, using a standard industry term. In addition, we use the term “design” or “design and development” to describe the acquired IPS business, to be consistent with the operating segment definitions (see Note 16 to the audited consolidated financial statements herein).

Customers

The Company’s distribution customers are located in (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas.

IPS is currently actively providing product development services for Fortune 500 companies, established mid-level companies, and start-ups. The wide range of industries served includes industrial electronics, medical and dental equipment, food/beverage, U.S. Department of Defense, certain luxury brands, and oil/gas.

Products

The Company’s distribution products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms).

The Company does not manufacture any of its distribution products and sources substantially all of its distribution products from independent suppliers in China, through Forward China, a related party (see Note 13 to the consolidated financial statements).

Diabetic Products

We sell carrying cases for blood glucose diagnostic kits (“Diabetic Products”) directly to OEM customers, or their contract manufacturers. These electronic monitoring kits are made for use by diabetics. We typically sell these cases at prices ranging from approximately $0.60 to $7.00 per unit. Unit volumes are sold predominantly at the lower end of this price range. We also sell higher end units ranging from approximately $18.50 to $39.00 per unit, but this represents less than 1% of net revenues. The distribution customer (or its contract manufacturer) packages our carry cases “in box” as a custom accessory for the customer’s blood glucose testing and monitoring kits, or to a much lesser extent, sells them through their retail distribution channels. These kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders. As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet. For Fiscal 2019, our Diabetic Products customers accounted for approximately 89% of our total net revenues in the distribution business, compared to 89% in Fiscal 2018.

Other Products

We also sell carrying and protective solutions to distribution customers for a diverse array of other portable electronic and other products (“Other Products”), including sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, and firearms, on a made-to-order basis that are customized to fit the products sold by our distribution customers. Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design and sell the carry solution. For Fiscal 2019, our Other Products accounted for approximately 11% of our total net revenues in the distribution business, compared to 11% in Fiscal 2018.

The acquisition of IPS has enabled us to provide a complete range of design, engineering and development services with respect to a diverse array of consumer and industrial electronics products. These include but are not limited to medical products, smart displays, beverage vending, enterprise and mobile software applications, lighting, security and detections systems, cameras, wearables and vehicle controls. Solutions in these and other areas are designed and developed in-house, beginning at product concept, extending through design, engineering and prototype, and final design for manufacturing and Computer-Aided Design (“CAD”) files. As a combined company, we are able to provide manufacturing sourcing and final product support and delivery services for initial short-run, low volume products.

Product Development

In our distribution business, the product life cycle in distributing and selling our technology solutions to our customers is as described below. We typically receive requests to submit product designs in connection with a customer’s introduction and rollout to market of a new product. IPS collaborates with clients to determine functionality, size and other basic specifications and requirements for products. Our design and production resources develop more detailed product specifications and design options for our customer’s evaluation. We provide documentation of each phase to the client and gain approval of a working prototype. Working with our suppliers and the customer, samples are modified and refined. Once approved for commercial introduction and order by our customer, we work with our suppliers to ensure conformity of commercial production to the definitive product samples and specifications. Manufacture and delivery of products in production quantities are coordinated with the customer’s manufacturing and shipment schedules so that our products are available to be packaged with the customer’s additional product components prior to shipment and sale, or to make the product available to the customer for direct sale through its retail distribution channels.

Services

Services offered for each engagement vary from full development utilizing a wide range of in-house design and engineering functions, to targeted design and engineering support for clients with in-house development teams. In-house capabilities (over 100 designers and engineers including contractors) include the following:

•	Electrical Engineering
•	Mechanical Engineering
•	Software Engineering
•	Industrial Design
•	User Experience/User Interface (UX/UI) Design and Development
•	Optical Engineering
•	Program Management
•	IoT System Architecture
•	Marketing

Distribution

Channels of Distribution

We primarily ship our products directly to our distribution customers (or their contract manufacturers), who package our accessory products “in box” with their branded products. Some of our customers also purchase certain of our products and offer them for sale as stand-alone accessories to complement their product offerings.

Distribution Hubs for Customers

During Fiscal 2017, we had distribution hub arrangements with four distribution customers. Effective May 1, 2017, one of the hub arrangements was changed from consignment to FOB shipping point. Accordingly, as of September 30, 2019, we had distribution hub arrangements with three distribution customers. These arrangements obligate us to supply our products to our customer’s distribution hubs (may be multiple locations) where their products are manufactured, kitted, and/or warehoused pending sale, and where our products are packaged “in box” with the distribution customer’s products or, to a much lesser extent, distributed for retail sale. The product quantities we are required to supply to each distribution hub are based on the distribution customer’s purchase orders and forecasts. We do not recognize revenue for product shipped to a hub until we have been notified by our customer that our product has been withdrawn or used by the distribution hub. Hub arrangements have had the general effect of providing financing for our customers’ inventory purchases by extending the time between our placement of orders to our suppliers in order to ship and supply the hubs and the time that we are able to recognize revenue. The corollary effect is an increase in our inventory levels.

Product Supply

Manufacturing

The manufacture of custom carrying cases and other carry and protective solutions generally consists of die cutting fabrics and heat sealing, gluing, sewing, and decorating (affixing logos to) the cut-outs by means of silk screening, hot-stamping, embroidering or embossing. The principal materials used in the manufacture of our products are vinyl, nylon, leather, metal and plastic parts (for clips, buckles, loops, hinges and other hardware), foam padding and cardboard, all of which are obtained from suppliers based on our specifications. We do not believe that any of the component materials or parts used in the manufacture of our products are supply constrained. We believe that there are adequate available alternative sources of supply for all of the materials used to manufacture, package, and ship our products.

Dependence on Sourcing Agent

On September 9, 2015, the Company renewed a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China (the “Agent”) on substantially the same terms as its previous buying agency and supply agreement with the Agent, which was due to expire on September 11, 2015. The Supply Agreement provides that the Agent acts as the Company’s exclusive buying agent of carry and protective solutions. The Agent also arranges for sourcing, manufacture and exportation of such products. The Company purchases products at the Agent’s cost and pays a service fee to the Agent. The service fee is calculated at $100,000 monthly plus 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from the Agent. The Supply Agreement has been extended to October 22, 2020. Mr. Terence Wise, the Company’s Chairman, Chief Executive Officer and largest shareholder, is a principal of the Agent. See “Item 1A. – Risk Factors” regarding our dependence on the Agent.

Suppliers

We procure substantially all of our carrying solutions products for our distribution business from independent suppliers in China through the Agent. Depending on the product, we may require several different suppliers to furnish component parts or pieces.

We place orders with the Agent at the time we receive firm purchase orders and/or forecasts from our distribution customers for a particular product. Accordingly, we do not have minimum supply requirement agreements with our suppliers to guarantee a supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of our suppliers. However, from time to time, we may order products from our suppliers in advance of receiving a customer purchase order, or in quantities in excess of those forecasted to us by our customer, for which they are contractually obligated to us, in order to meet our customer’s anticipated delivery demands. Beginning September 1, 2013 we began making purchases directly from Forward China. During the years ended September 30, 2019 and 2018, all of our purchases for our distribution business were made directly through Forward China.

There are very few suppliers for the design and development part of the business as it is a services based business. We do, however, purchase supplies and equipment to develop prototypes or “mock-ups” for design and development projects. Design business suppliers are predominantly based in the United States.

Quality Assurance

Forward’s quality assurance manager oversees the process to ensure that our distribution products manufactured by our Chinese suppliers meet our quality assurance standards. He independently verifies and supervises the inspection of products provided by independent contractors in China that may be affiliated with one or more of our suppliers. In July 2015, Forward China received its ISO 9001:2008 quality certification, which was renewed in July 2018 and is valid until July 2021.

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

Design and Engineering Business

The depth and breadth of the services offered, and industries served by IPS are unique. The IPS management team is aware that there are very few competitive firms that have the full set of capabilities that IPS has under one roof. There are however, numerous design and engineering companies that compete with IPS in specific industries and/or with specific targeted skills or competitive advantages.

Employees

As of December 12 2019, we had 73 full-time employees. We consider our employee relations to be satisfactory. None of our employees are covered by a collective bargaining agreement.

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

There are no specific regulatory or environmental requirements imposed upon the IPS business. As a paid service provider, end customers are assisted in securing regulatory certifications including UL (Underwriters Laboratories – a U.S. based safety certification organization), FCC (Federal Communications Commission – U.S. governmental certification department for electronic goods), CE (Conformité Européenne – a European certification for health, safety and environmental protection standards) and others depending on needs, product types and locations of end customers’ product markets.

ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following Risk Factors before deciding whether to purchase or sell stock in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected.  In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Business

During Fiscal 2019, we generated an operating loss and negative cash flow from operations, we cannot assure you that we will regain profitability in the future.

In Fiscal 2019, we generated an operating loss of approximately $3.1 million and had net cash used in operating activities of approximately $2.0 million. Although we generated net income in Fiscal 2018 and 2017, we incurred significant losses from operations in Fiscal 2019. We can provide no assurance that we will not continue to experience operating losses. In addition to our $1.3 million commercial line of credit (the “Line of Credit”) of which approximately $1.3 million has been utilized as of the date of this report, Forward China holds a $1.6 million note which is due January 17, 2020. If we cannot generate sufficient revenues to operate profitably, we may be forced to cease, limit or suspend operations, or we may be required to raise capital to maintain or grow our operations. There is no assurance that we will be able to raise such capital.

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

Revenues from Diabetic Products to distribution customers accounted for approximately 89% of our distribution net revenues in Fiscal 2019. As a result, our financial condition and results of operations are subject to higher risk from the loss of a major Diabetic Products customer or changes in their business practices. For example, in 2018 a new diabetes monitoring product has been brought to the market which does not use a carrying case. If our customers use new solutions in their diabetes product lines that do not use carrying cases, our business would be materially and adversely affected.

The loss of any of, or a material reduction in orders from, our largest customers, would materially and adversely affect our results of operations and financial condition.

Our distribution business is and has been characterized by a high degree of customer concentration. Our four largest distribution customers accounted for approximately 87% and 84% of distribution net revenues in Fiscal 2019 and Fiscal 2018, respectively. Additionally four of our largest design and development customers accounted for approximately 53% and 47% of design and development net revenues in Fiscal 2019 and Fiscal 2018 (beginning with the acquisition of IPS), respectively. Although we continue our efforts to diversify our business, we cannot provide any assurance that we will be successful. The loss of any of these customers would have a material adverse effect on our financial condition, liquidity and results of operations.

If any one or more of our distribution customers elect to reduce or discontinue inclusion of cases “in box”, our results of operations and financial condition would be materially and adversely affected.

The predominant percentage of our revenues is derived from sales of case accessories to our OEM customers who package our cases “in box” with their electronics. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to healthcare providers and patients. Any measures to restrict healthcare spending could result in decreased sales of our products. If one or more of our distribution customers generally begin to reduce or discontinue the practice of including carry case accessories “in box” or if our customers experience reduced demand for their products as a result of political changes, we may incur a significant decline in our revenues and our results of operations and financial condition would be materially and adversely affected.

Rising threats of international tariffs, including tariffs applied to goods between the U.S. and China, may materially and adversely affect our business.

Rising threats of international tariffs, including tariffs applied to goods traded between the U.S. and China, could materially and adversely affect our business and results of operations. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials and products. More specifically, throughout 2019 and 2018, the U.S. and China imposed tariffs or announced proposed tariffs to be applied in the future to certain of each other’s exports. As of the date of this report, the Company had not been directly affected by the tariffs implemented by President Trump on the medical technology industry. If any such tariffs or any restrictions are imposed on products that we import to our customers, we would be required to raise our prices which may result in the loss of customers and harm our business. Additionally, some of our non-diabetic distribution customers and customers in the design and development business have been affected by these tariffs, specifically those who manufacture electronic products. This may cause these customers to reduce the amount of discretionary spending they use on outsource product design and engineering services supplied by IPS.

Changes in political conditions in China and changes in the state of China-U.S. relations, including the current trade war, are difficult to predict and could adversely affect the operations or financial condition of the Company. In addition, because of our involvement in the Chinese market, any deterioration in political or trade relations might cause a public perception in the U.S. or elsewhere that might cause our business to become less attractive. Such an impact could adversely affect our revenues and cash flows.

We continue to encounter pressures from our largest distribution customers to maintain or even decrease prices or to supply lower priced carry solutions, and expect such pressure to persist. The effects of such price constraints on our business may be exacerbated by inflationary pressures that affect our costs of supply.

During Fiscal 2019, we continued to experience significant pricing pressure from our largest distribution customers to reduce the prices we charge them. When we are unable to extract comparable concessions from our suppliers on prices they charge us, our product sales margins erode. In addition, competitors may reduce their average selling prices faster than we are able to reduce costs, which can also accelerate the rate of decline of our selling prices.

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

Our Chairman, Chief Executive Officer and largest shareholder is the owner of Forward China, our exclusive sourcing agent in the Asia Pacific region. We have entered into a Buying Agency and Supply Agreement with Forward China whereby Forward China will act as the Company’s exclusive agent to arrange for sourcing, manufacturing and exporting the Company’s distribution products. Historically, Forward China has relied on a limited number of suppliers to supply the component parts and pieces necessary for the production of our carry and protective solutions products. As a result, our ability to effectively push back against rising material costs may diminish, although thus far Forward China has absorbed these costs. In addition, any inability to obtain supplies from a single or limited number of suppliers may result in difficulty obtaining the supplies necessary for our business and may restrict our ability to produce our carry and protective solutions products. Where practical, we intend to establish alternative sources through Forward China to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, either a prolonged inability to obtain certain components or the failure of one of our suppliers to do so could impair our ability to ship products and generate revenues, which could adversely affect our operating results and damage our customer relationships.

In addition, we depend significantly on Forward China as our exclusive buying agent for substantially all of our component parts. As a result, we have limited visibility as to our supplier base, making it difficult to forecast future events and to plan our operations. In addition, if Forward China fails to satisfactorily perform its obligations, including payment obligations, to our suppliers or its duties to us as our exclusive buying agent as a result of financial or other difficulties or for any other reason, or if our relationship with Forward China were to suffer or we are unable to extend our agreement with Forward China which expires in October 2020, we could suffer irreparable harm resulting in substantial harm to the distribution business.

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

In order to maintain our existing customer base and obtain business from new customers, we must demonstrate our ability to produce our products and services at the level of quality, responsiveness, timeliness, and cost that our customers require. If our products or services are provided at what customers believe are of a substandard quality, if they are not delivered on time, if we are not responsive to our customers’ demands or cannot meet their needs, our reputation as a reliable supplier of our products and a sophisticated product designer and developer would likely be damaged. If we are unable to meet anticipated product and service standards, we may be unable to obtain new or keep our existing distribution customers, and this would have a material adverse effect on our business, financial condition, and results of operations.

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

Because our revenues are highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us can fluctuate markedly in a short period of time, our quarterly revenues, and consequently our results of operations, may be highly variable and subject to significant changes over a relatively short period of time. Our largest distribution customers may keep consumer products with which our carry solutions are packaged “in-box” in active promotion for many months, or for a very short period of time, depending on various factors, including sales trends for the product, product development cycles, new product introductions, and our customers' competitors' product offerings. As demand for the consumer product relating to the in-box program matures and decreases, we may be forced to accept significant price and/or volume reductions in customer orders for our carry solutions, which will adversely affect revenues. Additionally, our large design and development customers may have their budgets limited from many factors including economic declines causing discretionary budgets to decline or may from-time-to-time choose to do their development work in-house. All of these factors tend to lead to a high degree of variability in our quarterly revenue levels. Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, their orders or engagement from us by amounts that are material to our business.

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

Contract manufacturing firms are performing manufacturing, assembly, and product packaging functions, including the bundling of our product accessories with the distribution customer's product. As a consequence of this business practice, we often sell our carry solutions products directly to the contract manufacturing firm. This is particularly significant in the case of diabetic product sales to certain customers. In these cases, we invoice the contract manufacturing firm and not the distribution customer. Therefore, it is the contract manufacturing firm to which we must look for payment in such cases and not our distribution customer. If we fail to receive payment from the contract manufacturer, our ability to be paid for products already delivered would be limited. In such event, our results of operations will be adversely affected.

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

Our shipments of distribution products may become subject to delays or cancellation due to work stoppages or slowdowns, piracy, damage to port facilities, and congestion due to inadequacy of port terminal equipment and other causes.

To the extent that there are disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination as a result of labor disputes, work-rules related slowdowns, tariff or World Trade Organization-related disputes, piracy, physical damage to port terminal facilities or equipment caused by severe weather or terrorist incidents, congestion in port terminal facilities, inadequate equipment to load, dock and offload container vessels or energy-related tie-ups or otherwise, or for other reasons, product shipments to our customers will be delayed. In any such case, our customer may cancel or change the terms of its purchase order, resulting in a cancellation or delay of payments to us. A closure or partial closure of port facilities or other causes of delays in the loading, importation, offloading or movement of our products to the shipping destination agreed to with our customer could result in increased expenses, as we try to avoid such delays, delayed shipments or cancelled orders, or all of the above. Depending on the severity of such consequences, this may have an adverse effect on our financial condition and results of operations.

Issues with our products may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities that could divert resources, affect business operations, decrease sales, increase costs, and put us at a competitive disadvantage, any of which could have a significant adverse effect on our financial condition.

We may experience issues with products that we source that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for products, decreased willingness by retailer customers to purchase our products, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other companies not affected by similar issues with products, any of which could have a significant adverse effect on our financial condition and results of operations. Although the Company does not intend on providing warranties on the products it distributes directly, we can provide no assurances that customers will not seek damages if any of the foregoing events took place. The Company does not carry product liability insurance. Although we have not had significant claims for damages or losses from the products we distribute, any uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, prospects, results of operations or financial condition.

The carrying solutions distribution business is highly competitive and does not pose significant barriers to entry.

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

Third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could cause us to do one or more of the following:

•	stop using technology that contains the allegedly infringing intellectual property;

•	incur significant legal expenses;

•	cause our management to divert substantial time to our defenses;

•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

•	indemnify customers; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available to us on reasonable terms or at all.

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

We lease space for our data center for power, security, connectivity and other services. We also rely on third party providers for bandwidth. We do not control these vendors and it would take significant time and effort to replace them. We have experienced, and may experience in the future, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints.

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

A party who is able to breach the security measures on our networks could misappropriate either our or our customers’ proprietary information, or cause interruptions or malfunctions in our operations. Hacking of companies’ infrastructure is a growing problem. Although we believe our systems and engineering team have the capability of protecting the Company from any such hacking, we can provide you with no such assurance. If we grow and obtain more visibility, we may be more vulnerable to hacking. We may be required to expend significant capital and other resources to protect against such threats or to alleviate problems caused by breaches in security, which could have a material adverse effect on our financial performance and operating results.

Our design business uses software that is highly technical, and undetected errors, if any, could adversely affect our business.

Our design business may use software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs, flaws, corrupted data or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Any errors, bugs, flaws or corrupted data could result in damage to our reputation, loss of users, or loss of revenue, any of which could adversely affect our business and financial results.

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

Terence Wise, our Chairman and Chief Executive Officer, is a significant shareholder who beneficially owns approximately 17% of the outstanding shares of our common stock as of December 12, 2019. Mr. Wise has substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. In addition, such influence by Mr. Wise could have the effect of discouraging potential business partners or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to increase revenue in each succeeding quarter;
•	Our failure to achieve and maintain profitability;
•	Our failure to meet our revenue and earnings guidance or our failure to meet financial analysts’ performance expectations;
•	The loss of Forward China as our agent;
•	The loss of a number of buyers or our failure to attract more buyers;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	An adverse court ruling or regulatory action;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of any financing which is dilutive to our shareholders;
•	Our announcement of a change in the direction of our business; or
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because our common stock is not actively traded, purchasers of our stock may incur difficulty in selling their shares at or above the price they paid for them, or at all.

Our average daily trading volume on The Nasdaq Capital Market (“Nasdaq”) has been approximately 14,300 shares of common stock for the six trading days prior to December 17, 2019. An active market for our common stock may never develop, or if it does, it may not be sustained. Accordingly, investors may experience difficulty is selling their shares of common stock at or above the price they paid for them, or at all.

Failure to meet the continued listing requirements of Nasdaq, could result in delisting of our common stock, which in its turn would negatively affect the price of our common stock and limit investors’ ability to trade in our common stock.

Our common stock trades on Nasdaq. Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. As of December 23, 2019, our closing bid price was $1.00. If we fail to meet these continued listing requirements, Nasdaq may take steps to delist our common stock. If our common stock is delisted from The Nasdaq Capital Market, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	reduced liquidity with respect to our common stock;

•

a determination that our shares of common stock are a “penny stock” which will require broker-dealers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a limited ability to issue additional securities or obtain additional financing in the future.

If we become subject to a regulatory investigation, it could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

From time to time, we may receive inquiries from regulators regarding our compliance with laws and other matters. We have incurred significant expenses, responding to an SEC investigation into potential insider trading by certain insiders of the Company. Although that investigation has concluded, responding to or defending other such actions will cause us to continue to incur substantial expenses and divert our management’s attention.

Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

We do not expect to pay dividends in the future, which means that investors may not be able to realize the value of their shares except through a sale.

We do not anticipate that we will, declare or pay a cash dividend. We expect to retain future earnings, if any, for our business and do not anticipate paying dividends on common stock at any time in the foreseeable future. Because we do not anticipate paying dividends in the future, the only opportunity for our shareholders to realize the creation of value in our common stock will likely be through a sale of those shares.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.        PROPERTIES

We lease approximately 2,800 square feet in West Palm Beach, Florida for our executive offices, which we rent under a lease agreement scheduled to expire in September 2020. The lease has annual escalations; rent payments were approximately $7,000 per month during Fiscal 2019.

We lease approximately 14,000 square feet in Hauppauge, New York for IPS, which we rent under a lease agreement scheduled to expire in 2027. The lease has annual escalations; rent payments were approximately $28,000 per month during Fiscal 2019.

We lease approximately 3,000 square feet in Ronkonkoma, New York for IPS, which we rent under a lease agreement scheduled to expire in 2022. The lease has annual escalations; rent payments were approximately $4,400 per month during Fiscal 2019.

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

ITEM 3.        LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of September 30, 2019, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The principal market for our common stock is Nasdaq. Our common stock is traded under the symbol "FORD".

On December 23, 2019, the closing price for our common stock was $1.00.

Holders of common stock.

As of December 12, 2019, there were approximately 78 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Cautionary statement regarding Forward-Looking Statement

This report includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	Expectations regarding having our products in retail outlets;
•	Expectations regarding the timing and success of integrating IPS in the Company’s historical business;
•	Liquidity

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

Business Overview

Forward Industries, Inc. designs and distributes carry and protective solutions, primarily for hand held electronic devices. The Company’s principal customer market is original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these distribution customers), that either package our products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. The Company’s distribution products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, firearms). The Company’s distribution customers are located in (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. The Company does not manufacture any of its distribution products and sources substantially all of its distribution products from independent suppliers in China, through Forward China.

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

On January 29, 2019, the Company entered into a distribution agreement with Mooni AB International. By virtue of our strategic collaboration and distribution agreement with Mooni AB International, we have secured a portfolio of smart enabled products which we anticipate will be distributed to retail outlets in the United States. As a result of this collaboration and other product initiatives, the Company began to invest in and build out a distribution network for retail. The distribution network will be responsible for getting products into big box retailers for retail consumption. This build out is a continuation of our strategy to be a one-stop shop for product development, manufacture and distribution and represents a significant achievement in completing the strategic process of taking a product from concept to the consumer. We anticipate having product in retail outlets by the second fiscal quarter of 2020. We have built out a sales team that covers North America by leveraging the manufacturer's representative model. We have identified and signed agreements with long standing firms that have years of experience and relationships with the big box retailers that we are targeting in both United States and Canada.

Through the manufacture representative agreements we currently have in place, we hope to gain sales coverage to retailers such as Best Buy, Target, Walmart, Costco, CVS, Walgreens, Staples, Office Depot and many others. The manufacture representative model allows us to engage and support a large sales team and cover a lot of territory with a variable cost model as these representatives work on commission only.

On February 13, 2019, the SEC served certain of the Company’s executive officers and the custodian of records of the Company with subpoenas related to its investigation on the trading in the Company’s securities surrounding the announcement of the acquisition of IPS. The Company has cooperated with the Staff’s requests and as recently as October 24, 2019 provided the Staff with requested documents. On December 18, 2019, the Company received communication from the SEC and the Staff informed us that the investigation has concluded. The Company is anticipating a letter from the SEC formalizing the conclusion of the investigation.

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

Design Segment

Under ASC 606, the Company applies the “cost to cost” and “right to invoice” methods of revenue recognition to the contracts with customers in the design segment. The design segment typically engages in two types of contracts: (i) Time and Material and (ii) Fixed Price contracts. The Company recognizes revenue over time on its time and material contracts utilizing a “right to invoice” method. Revenues from fixed price contracts that require performance of services that are not related to the production of tangible assets are recognized by using cost inputs to measure progress toward the completion of its performance obligations or the “cost to cost” method. Revenues from contracts that contain specific deliverables are recognized when the performance obligation has been satisfied or the transfer of goods to the customer has been completed and accepted.

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying consolidated balance sheets. Contract assets at September 30, 2019 and 2018 were approximately $0. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying consolidated balance sheets. Contract liabilities at September 30, 2019 and 2018 were approximately $220,000 and $125,000, respectively.

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

Segment Reporting

As a result of the acquisition of IPS, management conducts business through two distinct operating segments, which are also our reportable segments: distribution and design. Forward US and Forward Switzerland comprise the distribution operating segment and IPS is the design operating segment. It should be noted that financial performance and results of operations in the design segment for the fiscal year ended September 30, 2018 only covers the period following the closing of the acquisition of IPS on January 18, 2018 through fiscal year end on September 30, 2018. The Fiscal 2019 results presented for the design segment are for the entire fiscal year.

Goodwill and Intangible Assets

Goodwill was acquired through the IPS acquisition on January 18, 2018. The value of goodwill acquired was $2.182 million. There was no impairment as of September 30, 2019.

Intangible assets were acquired through the IPS acquisition on January 18, 2018. The intangible assets include trademark and customer relationships. The value at acquisition date of January 18, 2018 was $475,000 for the trademark and $1,050,000 for the customer relationships. The intangible assets are amortized over the useful life which is 15 years for the trademark and 8 years for the customer relationships. Amortization of intangibles is recognized in general and administrative expenses within the design segment of operations for the periods presented. The net value of the intangible assets was approximately $827,000 and $421,000 as of September 30, 2019 for the customer relationships and trademark, respectively. The net value of intangible assets was approximately $958,000 and $453,000 as of September 30, 2018 for the customer relationships and trademark, respectively.

Recent Accounting Pronouncements

Effective October 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), using the modified retrospective method. The adoption had no impact to the Fiscal 2019 results nor was there a cumulative effect adjustment for previous periods. The Company has performed a review of ASU 2014-09 as compared to its previous accounting policies for our products and services revenues and did not identify any material impact to revenue. See Note 2 of the consolidated financial statements for more details about the revenue recognition guidelines under ASC 606 adopted in the first quarter of Fiscal 2019.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. This ASU requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted ASU 2016-02 effective October 1, 2019 and upon adoption of Topic 842 the Company expects recognition of additional assets and corresponding liabilities pertaining to its operating leases on its consolidated balance sheets. The Company expects the adoption will result in an increase in other assets and an increase in other liabilities of approximately $3.7 million. The Company does not expect the adoption of the new standard to have a significant impact on its consolidated statements of operations and cash flows.

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

In the first quarter of 2019, the Company adopted FASB ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The adoption of ASU 2016-16 did not have an impact to the financial statements due to the Company’s maintenance of a full valuation allowance on the Company’s net deferred tax asset.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, “Intangibles - Goodwill and Other (ASC 350).” As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the standard in the first quarter of Fiscal 2019 and it had no impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This ASU is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. Adoption of this ASU is prospective. The Company adopted ASU No. 2017-09 in the first quarter of Fiscal 2019 and the adoption did not have any impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118)”, which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118.

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

In November 2019, the FASB issued ASU 2019-08, “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606).” ASU 2019-08 is an accounting pronouncement which expands the scope of ASC Topic 718 to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. The pronouncement is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on our consolidated financial statements along with the effects of ASU 2018-07 noted above.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU 2019-11 amendment provides clarity and improves the codification to ASU 2016-03. The pronouncement would be effective concurrently with the adoption of ASU 2016-03. The adoption of ASU 2016-03 and ASU 2019-11, similarly, did not impact the consolidated financial statements.

RESULTS OF OPERATIONS FOR FISCAL 2019 COMPARED TO FISCAL 2018

Net Income (Loss)

Distribution Segment

Distribution segment net loss was approximately $1.8 million in Fiscal 2019 compared to $1.3 million net income in Fiscal 2018. Net loss in Fiscal 2019 was primarily due to a decline in sales volume and associated gross profit in addition to an increase in operating expenses including approximately $159,000 in bad debt expense, approximately $350,000 increase in legal expenses related to the SEC investigation, and approximately $110,000 for share-based compensation expense related to the vesting of shares for directors among other less significant rises in operating expenses in Fiscal 2019. In addition, other expense of $296,000 in a non-cash fair value adjustment was recorded in the fourth quarter to adjust for the earn-out and deferred cash consideration components for the acquisition of IPS. Whereas, in Fiscal 2018, the Company booked a positive fair value adjustment of $498,000 to the earn-out and deferred cash consideration and an income tax benefit of $747,000 resulting from the acquisition of IPS.

Design Segment

The comparative financial results presented for the design segment for Fiscal 2018 represents less than a full year of operations and should not be directly compared to Fiscal 2019 as an accurate measurement of performance. Net loss for the design segment was approximately $1.8 million for Fiscal 2019. Net loss in Fiscal 2019 Period was primarily due to project overruns and an increase in the bad debt provision. For the shortened Fiscal 2018, the design segment net income was approximately $66,000.

Main components of Net income (loss) for the Distribution and Design Segments are reflected in the table below:

	Main Components of Net Income
	(amounts in thousands)
	2019			2018			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$37,409	$21,988	$15,421	$34,499	$24,347	$10,152	$2,910

Gross profit	$6,581	$3,375	$3,206	$6,568	$4,061	$2,507	$13
Less:
Sales and marketing expenses	1,965	1,441	524	1,782	1,296	486	183
General and administrative expenses	7,713	3,311	4,402	4,526	2,601	1,925	3,187
Operating income (loss)	$(3,097)	$(1,377)	$(1,720)	$260	$164	$96	$(3,357)

Other expense (income), net	511	438	73	(372)	(402)	30	883
Income tax benefit	(4)	(4)	–	(747)	(747)	–	743
Net income (loss)	$(3,604)	$(1,811)	$(1,793)	$1,379	$1,313	$66	$(4,983)

Net income (loss) per basic and diluted share was $(0.38) for Fiscal 2019 and $0.15 for Fiscal 2018.

Net Revenues

We generate revenue through two operating segments. The design segment revenues presented for Fiscal 2019 is for an entire fiscal year and the design segment revenues for Fiscal 2018 is for the shortened year from acquisition date of January 18, 2018 through September 30, 2018. We believe that our total revenue will increase in the future as we continue to integrate IPS business with Forward’s historical business. Due to the long-term nature of our customer projects, we anticipate the growth will take some time to materialize. We are currently working on integrating the sales forces for both the distribution and design segments of our business to explore harmonious opportunities.

The chart below indicates the revenues by operating segment for the years ended September 30, 2019 and 2018:

	(amounts in thousands)
	For the Fiscal Years Ended September 30,
	2019	2018	Increase (Decrease)
Distribution	$21,988	$24,347	$(2,359)
Design	15,421	10,152	5,269
Totals	$37,409	$34,499	$2,910

Distribution Segment

Net revenues in the distribution segment declined approximately $2.4 million, or 10%, to approximately $22.0 million in Fiscal 2019 from $24.4 million in Fiscal 2018 due to reduced revenues in both Diabetic Products and Other Products. Revenues from Diabetic Products declined approximately $2.0 million and revenues from Other Products declined approximately $0.4 million.

The following tables set forth revenues by channel, product line and geographic location of our distribution segment customers for the periods indicated:

	Net Revenues for Fiscal Year Ended September 30, 2019
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$5,187	$6,645	$7,719	$19,551
Other products	1,126	1,151	160	2,437
Total net revenues	$6,313	$7,796	$7,879	$21,988

	Net Revenues for Fiscal Year Ended September 30, 2018
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$5,909	$6,764	$8,901	$21,574
Other products	1,251	1,102	420	2,773
Total net revenues	$7,160	$7,866	$9,321	$24,347

Diabetic Product Revenues

Forward’s distribution segment sources to the order of, and sells carrying cases for blood glucose diagnostic kits directly to, OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sell them through their retail distribution channels.

Revenues from Diabetic Products declined $2.0 million to $19.6 million in Fiscal 2019 from $21.6 million in Fiscal 2018. The decline was primarily due to lower revenues from all of our major Diabetic Products customers as a result of declining customer demand. Revenues from our other Diabetic Products customers declined, as well.

The following table sets forth our Diabetic Product revenue from major customers for the periods indicated:

	(amounts in thousands)
	For the Fiscal Years Ended September 30,
	2019	2018	Increase (Decrease)
Diabetic Products Customer A	$6,513	$6,519	$(6)
Diabetic Products Customer B	4,128	4,849	(721)
Diabetic Products Customer C	6,114	6,521	(407)
Diabetic Products Customer D	2,265	2,593	(328)
All other Diabetic Products Customers	531	1,092	(561)
Total Diabetic Revenue	$19,551	$21,574	$(2,023)

Revenues from Diabetic Products customers represented 89% of our net revenues for the distribution segment in both Fiscal 2019 and Fiscal 2018.

Other Product Revenues

The distribution segment also sources and sells cases and protective solutions to OEMs for a diverse array of portable electronic devices (such as bar code scanners, GPS devices, cellular phones, tablets and cameras), as well as a variety of other products (such as sporting and recreational products and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from Other Products declined approximately $0.4 million to $2.4 million in Fiscal 2019 from $2.8 million in Fiscal 2018. This is primarily due to the net decline of $0.7 million from existing customers, partially offset by increases of approximately $0.3 million from new customers. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

Revenues of Other Products represented 11% of our net revenues in both Fiscal 2019 and Fiscal 2018.

Design Segment

Net revenues in the design segment were approximately $15.4 million for Fiscal 2019. Net revenues were $10.2 million for the shortened Fiscal 2018 period. Net revenues increased in Fiscal 2019 due to the impact of a new project from a major customer (see chart below).

The following table sets forth our design segment net revenues by major customers for Fiscal 2019 and the shortened Fiscal 2018 period:

	(amounts in thousands)
	For the Fiscal Years Ended September 30,
	2019	2018	Increase (Decrease)
Design Segment Customer A	$2,985	$1,999	$986
Design Segment Customer C	1,476	1,078	398
Design Segment Customer B	1,080	1,038	42
Design Segment Customer D	2,616	16	2,600
All other Design Segment Customers	7,264	6,021	1,243
Total net revenues	$15,421	$10,152	$5,269

Gross Profit

Distribution Segment

Gross profit for the distribution segment declined approximately $0.7 million, or 17%, to $3.4 million in Fiscal 2019 from $4.1 million in Fiscal 2018. As a percentage of revenues, our gross margin declined to 15.3% in Fiscal 2019, compared to 16.7% in Fiscal 2018.

The gross profit decline was driven primarily by a year over year decrease in total sales volumes in addition to margin decline. Fiscal 2019 revenues in the Americas region declined approximately 12% to $6.3 million primarily due to decreased revenues from Diabetic Products Customers B and D, partially offset by increased revenues from Diabetic Products Customers A and C. Fiscal 2019 revenues in the APAC region declined approximately 1% to $7.8 million primarily due to decreased revenues from Diabetic Products Customer C, partially offset by an increase in revenue from Diabetic Customers B and D in that region. Fiscal 2019 revenues in the EMEA region declined approximately 16% to $7.7 million primarily due to decreased revenues from Diabetic Products Customers B, D and A in addition to a net decline in revenues from Other Products customers in that region.

Design Segment

Gross Profit for the design segment was approximately $3.2 million for Fiscal 2019. Gross Profit for the design segment was approximately $2.5 million for the shortened Fiscal 2018 period. Gross Profit as a percentage of revenue was 20.8% for the design segment in Fiscal 2019 compared to 24.7% in Fiscal 2018. The decline in gross profit as a percentage of revenue was primarily due to project overruns for two significant customers in the first half of Fiscal 2019. We believe the shortfall for the two customers is not an ongoing issue as the projects had been completed in the second quarter of Fiscal 2019. Depreciation expense is allocated to Cost of Sales in the design segment. Depreciation expense was approximately $139,000 and $94,000 for Fiscal 2019 and Fiscal 2018, respectively.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment increased approximately $145,000, or 11%, to approximately $1.4 million in Fiscal 2019 from approximately $1.3 million in Fiscal 2018. The increase was primarily due to additional expenses related to our strategic collaboration and distribution agreement with Mooni AB International. As a result of this collaboration and other product initiatives, the Company began to invest in and build out a distribution network for retail. The distribution network will be responsible for getting products into big box retailers for retail consumption. Fluctuations in other components of “Sales and Marketing Expenses” were not material individually or in the aggregate.

Design Segment

Sales and marketing expenses for the design segment, consisting primarily of sales personnel salaries and commissions, were approximately $524,000 for Fiscal 2019. Sales and marketing expenses were approximately $486,000 for the shortened year from January 19, 2018 to September 30, 2018. Sales and marketing expenses in the design segment declined in the 2019 Period from the 2018 Period on a ratable basis as a result of a reduction in salesperson headcount.

General and Administrative Expenses

Distribution Segment

General and administrative expenses for the distribution segment increased approximately $710,000, or 27%, to approximately $3.3 million in Fiscal 2019 from approximately $2.6 million in Fiscal 2018, primarily due to an increase in legal fees of approximately $350,000 related to the SEC investigation, an increase in bad debt expense of approximately $159,000, an increase in personnel costs of approximately $155,000 relating to the addition of a COO, an increase of consulting and professional fees of approximately $50,000 related to the migration to a new computing software platform and an increase of approximately $80,000 in non-income state business taxes, partially offset by a reduction of legal, accounting and valuation fees of $130,000 related to the acquisition of IPS in the 2018 Period. Certain legal fees incurred as a result of the SEC investigation are covered by an insurance policy with a $100,000 deductible. Fluctuations in other components of “General and Administrative Expenses” were not material individually or in the aggregate.

Design Segment

General and administrative expenses for the design segment were approximately $4.4 million for Fiscal 2019. General and administrative expenses for the design segment were approximately $1.9 million for the shortened year from January 19, 2018 to September 30, 2018. Bad debt expense was approximately $1.9 million for Fiscal 2019 and approximately $126,000 for the shortened Fiscal 2018 period. Bad Debt expense increased primarily as a result of a full provision on outstanding receivables for a major design customer of approximately $1.6 million. Amortization of intangible assets is allocated to general and administrative expenses in the design segment. Amortization of intangible assets was approximately $162,000 and $114,000 for Fiscal 2019 and the shortened year Fiscal 2018, respectively.

Other Income (Expense)

Distribution Segment

Other income (expense), net, for the distribution segment was approximately $438,000 of expense in Fiscal 2019 compared to approximately $402,000 of income for Fiscal 2018. The decrease to other income (expense) is primarily due to the net fair value increase adjustment of $296,000 recognized in the fourth quarter of Fiscal 2019 compared to the $498,000 net fair value decrease adjustment recognized in the third quarter of Fiscal 2018 and approximately $43,000 of additional interest expense in Fiscal 2019. Fluctuations in other components of “Other Income (Expense)” were not material individually or in the aggregate.

Design Segment

Other income (expense), net, for the design segment was approximately $73,000 of expense composed primarily of net interest expense for Fiscal 2019. Other income (expense), net was approximately $30,000 for the shortened year Fiscal 2018.

Income Taxes

he Company recorded an income tax refund of approximately $4,000 for the fiscal year ended September 30, 2019. The Company generated a loss before taxes of approximately $3.6 million. The Company maintains significant net operating loss carryforwards and does not recognize a significant income tax expense (benefit) as the Company's deferred tax provision is typically offset by maintaining a full valuation allowance on the Company's net deferred tax asset.

The Company recorded an income tax benefit of approximately $747,000 for the fiscal year ended September 30, 2018 in connection with the acquisition of IPS in January 2018. The Company generated income before taxes of approximately $632,000 in Fiscal 2018. The effective tax rate for Fiscal 2018 was approximately -118%. The effective tax rate differs from the statutory tax rate of 24% (34% for the first three months in Fiscal 2018 and 21% for the last nine months of Fiscal 2018) primarily due to a reduction in the valuation allowance as a result of the Company’s deferred tax liability created upon the acquisition of IPS.

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

As of the filing date of this report, we had $0 available under our $1.3 million Line of Credit. The Company intends on paying down the Line of Credit as funds become available when Accounts Receivable turn over in the short-term. Additionally, Forward China holds a $1.6 million promissory note which was extended to January 17, 2020 (see Note 13 – Related Party Transactions). Although this note has been extended on multiple occasions to assist the Company with its liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility.

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

At September 30, 2019, our current ratio (current assets divided by current liabilities) was 1.4 compared to 2.0 at September 30, 2018; our quick ratio (current assets less inventories divided by current liabilities) was 1.2 compared to 1.8 at September 30, 2018; and our working capital (current assets less current liabilities) was approximately $3.5 million compared to approximately $7.6 million at September 30, 2018. As of December 13, 2019, we had approximately $2.3 million of cash on hand.

Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on demand.

Cash Flows

During the fiscal years ended September 30, 2019 and 2018, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

During Fiscal 2019, cash used in operating activities of approximately $1,970,000 resulted from a net loss of approximately $3,604,000, a reduction of accounts payable (including due to Forward China) of approximately $975,000, a net loss reconciling adjustment of approximately $327,000 for the fair value of cost method investment for services provided, an increase in prepaid expenses and other current assets of approximately $193,000, an increase in other assets of approximately $191,000 and an increase in inventory of approximately $40,000, partially offset by the reduction of accounts receivable of approximately $264,000, an increase in accrued expenses and other current liabilities of approximately $97,000, an increase in deferred income of approximately $95,000, and the add-back of non-cash items including bad debt expense of approximately $2,065,000, depreciation and amortization of approximately $312,000, share-based compensation expense of approximately $216,000, deferred rent amortization of approximately $16,000 and a non-cash increase of $296,000 in fair value adjustments of the earn-out consideration and deferred cash consideration.

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

Cash Flows from Investing Activities

In Fiscal 2019, cash used for investing activities of approximately $33,000 resulted from purchases of capital assets.

In Fiscal 2018, cash used for investing activities of approximately $1,385,000 resulted primarily from the cash consideration of $1.93 million paid for the IPS acquisition and purchases of capital assets of approximately $56,000, partially offset by the cash acquired in the IPS acquisition of approximately $600,000.

Cash Flows from Financing Activities

In Fiscal 2019, cash provided by financing activities of approximately $726,000 consisted of $1,550,000 in borrowings on the Line of Credit, offset by $600,000 in repayments on the Line of Credit, approximately $170,000 in repayments on notes payable and approximately $55,000 in repayments on capital equipment leases.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting as of September 30, 2019 was effective based on that criteria.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of Fiscal 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2019. Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (http://www.forwardindustries.com/#gov) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on the website address and location specified above.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2019.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2019.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2019.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2019.

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

Dated: December 27, 2019

FORWARD INDUSTRIES, INC.
By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 27, 2019	/s/ Terence Wise Terence Wise Principal Executive Officer and Director

December 27, 2019	/s/ Michael Matte Michael Matte Principal Financial Officer and Chief Accounting Officer

December 27, 2019	/s/ Howard Morgan Howard Morgan Director

December 27, 2019	/s/ Sangita Shah Sangita Shah Director
December 27, 2019	/s/ James Ziglar James Ziglar Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1		Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.	8-K	1/18/18	2.1
3.1		Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2		Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3		Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4		Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1		Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
4.2		Promissory Note dated January 18, 2018 (as amended and restated)				Filed
10.1		2011 Long Term Incentive Plan, as amended	10-Q	2/14/19	4.3
10.2		2007 Equity Incentive Plan, as amended	S-8	2/25/10	4.1
10.3		Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-K	12/16/15	10.7
10.3(a)		Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.3(b)		Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.3(c)		Amendment No. 3 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-Q	5/15/19	10.1(c)
10.3(d)		Amendment No. 4 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation				Filed
10.4		Form of Employment Agreement dated January 18, 2018+	8-K	Filed	10.1
10.5		Employment Agreement dated May 16, 2018 - Terence Wise*	10-Q	5/18/18	10.5
10.6		Employment Agreement dated May 16, 2018 - Michael Matte*	10-Q	5/18/18	10.6
10.7		Amended and Restated Revolving Term Note dated September 28, 2018	8-K	10/2/18	10.1
10.8		Modification Agreement dated September 28, 2018	8-K	10/2/18	10.2
10.9		Employment Agreement with Douglas Matthews effective May 15, 2019*	8-K	5/6/19	10.1
21.1		List of Subsidiaries	10-K	12/20/18	21.1
23.1		Consent of Independent Registered Public Accounting Firm				Filed
31.1		CEO Certifications (302)				Filed
31.2		CFO Certification (302)				Filed
32.1		CEO and CFO Certifications (906)				Furnished
101	.INS	XBRL Instance Document				Filed
101	.SCH	XBRL Taxonomy Extension Schema Document				Filed
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and Subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2011.

Jericho, New York

December 27, 2019

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2019	2018

Assets

Current assets:
Cash	$3,092,813	$4,369,866
Accounts receivable, net	6,695,120	9,024,518
Inventories	1,608,827	1,568,914
Prepaid expenses and other current assets	441,502	248,434
Total current assets	11,838,262	15,211,732

Property and equipment, net	243,002	358,975
Intangible assets, net	1,248,712	1,411,182
Goodwill	2,182,427	2,182,427
Investment	326,941	–
Other assets	255,008	63,550

Total assets	$16,094,352	$19,227,866

Liabilities and shareholders' equity

Current liabilities:
Line of credit	$1,300,000	$350,000
Accounts payable	315,444	329,967
Due to Forward China	3,236,693	4,197,435
Deferred income	219,831	125,013
Notes payable - short-term portion	1,654,799	1,770,112
Capital leases payable - short-term portion	39,941	56,876
Deferred consideration - short-term portion	834,000	200,000
Accrued expenses and other current liabilities	694,972	594,887
Total current liabilities	8,295,680	7,624,290

Other liabilities:
Notes payable - long-term portion	–	54,335
Capital leases payable - long-term portion	26,438	64,041
Deferred rent	60,935	47,605
Deferred consideration - long-term portion	–	338,000
Total other liabilities	87,373	503,981

Total liabilities	8,383,053	8,128,271

Commitments and contingencies

Shareholders' equity:

Common stock, par value $0.01 per share; 40,000,000 shares authorized; 9,533,851 and 9,533,851 shares issued and outstanding, respectively	95,338	95,338
Additional paid-in capital	18,936,130	18,720,396
Accumulated deficit	(11,320,169)	(7,716,139)
Total shareholders' equity	7,711,299	11,099,595

Total liabilities and shareholders' equity	$16,094,352	$19,227,866

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2019	2018

Net Revenues	$37,409,030	$34,499,503
Cost of sales	30,828,148	27,931,427
Gross profit	6,580,882	6,568,076

Operating expenses:
Sales and marketing	1,965,230	1,782,138
General and administrative	7,713,035	4,525,286
Total operating expenses	9,678,265	6,307,424

Income (loss) from operations	(3,097,383)	260,652

Other income (expenses):
Fair value adjustment of earn-out consideration	(260,000)	510,000
Fair value adjustment of deferred cash consideration	(36,000)	(12,000)
Interest expense	(201,004)	(115,447)
Other expense	(13,805)	(10,885)
Total other income (expense)	(510,809)	371,668

Income (loss) before income taxes	(3,608,192)	632,320

Benefit from income taxes	4,162	747,000

Net income (loss)	$(3,604,030)	$1,379,320

Earnings (loss) per share:
Basic	$(0.38)	$0.15
Diluted	$(0.38)	$0.15

Weighted average number of common and common equivalent shares outstanding:
Basic	9,532,034	9,264,670
Diluted	9,532,034	9,354,669

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance - September 30, 2018	9,533,851	$95,338	$18,720,396	$(7,716,139)	$–	$11,099,595

Share-based compensation	–	–	11,794	–	–	11,794
Net loss	–	–	–	(530,527)	–	(530,527)

Balance - December 31, 2018	9,533,851	95,338	18,732,190	(8,246,666)	–	10,580,862

Share-based compensation	–	–	136,096	–	–	136,096
Net loss	–	–	–	(1,130,905)	–	(1,130,905)

Balance - March 31, 2019	9,533,851	95,338	18,868,286	(9,377,571)	–	9,586,053

Share-based compensation	–	–	33,290	–	–	33,290
Net loss	–	–	–	(104,062)	–	(104,062)

Balance - June 30, 2019	9,533,851	95,338	18,901,576	(9,481,633)	–	9,515,281

Share-based compensation	–	–	34,554	–	–	34,554
Net loss	–	–	–	(1,838,536)	–	(1,838,536)

Balance - September 30, 2019	9,533,851	$95,338	$18,936,130	$(11,320,169)	$–	$7,711,299

Balance - September 30, 2017	8,920,830	$89,208	$17,936,673	$(9,095,459)	$–	$8,930,422

Share-based compensation	–	–	(4,538)	–	–	(4,538)
Restricted stock award forfeitures	(70,000)	(700)	700	–	–	–
Foreign currency translation	–	–	–	–	600	600
Net income	–	–	–	46,651	–	46,651

Balance - December 31, 2017	8,850,830	88,508	17,932,835	(9,048,808)	600	8,973,135

Share-based compensation	–	–	45,764	–	–	45,764
Stock issuance for IPS purchase	401,836	4,018	495,982	–	–	500,000
Restricted stock award issuance	40,185	402	(402)	–	–	–
Cashless warrant exercise	223,704	2,237	(2,237)	–	–	–
Foreign currency translation	–	–	–	–	(600)	(600)
Net income	–	–	–	948,467	–	948,467

Balance - March 31, 2018	9,516,555	95,165	18,471,942	(8,100,341)	–	10,466,766

Share-based compensation	–	–	235,672	–	–	235,672
Restricted stock award forfeitures	(12,056)	(120)	120	–	–	–
Restricted stock award issuance	20,832	208	(208)	–	–	–
Cashless warrant exercise	8,520	85	(85)	–	–	–
Net income	–	–	–	235,484	–	235,484

Balance - June 30, 2018	9,533,851	95,338	18,707,441	(7,864,857)	–	10,937,922

Share-based compensation	–	–	12,955	–	–	12,955
Net income	–	–	–	148,718	–	148,718

Balance - September 30, 2018	9,533,851	$95,338	$18,720,396	$(7,716,139)	$–	$11,099,595

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the Fiscal Years Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$(3,604,030)	$1,379,320
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	215,734	289,853
Depreciation and amortization	311,581	228,189
Bad debt expense	2,065,592	125,817
Deferred rent	16,013	13,259
Deferred tax asset	–	(747,000)
Change in fair value of earn-out consideration	260,000	(510,000)
Change in fair value of deferred cash consideration	36,000	12,000
Fair value of cost method investment for services provided	(326,941)	–
Changes in operating assets and liabilities:
Accounts receivable	263,806	(587,626)
Inventories	(39,913)	552,057
Prepaid expenses and other current assets	(193,068)	106,475
Other assets	(191,458)	–
Accounts payable and due to Forward China	(975,265)	574,936
Deferred income	94,818	(311,961)
Accrued expenses and other current liabilities	97,402	(168,834)
Net cash provided by (used in) operating activities	(1,969,729)	956,485

Cash Flows From Investing Activities:
Purchases of property and equipment	(33,138)	(55,881)
Cash acquired in IPS purchase	–	600,435
Cash used to purchase IPS	–	(1,930,000)
Net cash used in investing activities	(33,138)	(1,385,446)

Cash Flows From Financing Activities:
Proceeds from Note issued to Forward China	–	1,600,000
Proceeds from Line of Credit borrowings	1,550,000	900,000
Repayment of Line of Credit borrowings	(600,000)	(1,500,000)
Repayment of notes payable	(169,648)	(297,789)
Repayments on capital equipment leases	(54,538)	(26,365)
Cash Payment to Former IPS Owners	–	(500,000)
Net cash provided by financing activities	725,814	175,846

Net decrease in cash	(1,277,053)	(253,115)
Cash at beginning of year	4,369,866	4,622,981
Cash at end of year	$3,092,813	$4,369,866

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$201,004	$115,444
Cash paid for taxes	$–	$2,690

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Shares issued to purchase IPS	$–	$500,000
Property and equipment funded by capital lease borrowings	$–	$55,190

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        OVERVIEW

Forward Industries, Inc. (“Forward” or the “Company”) is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. Through its acquisition of Intelligent Product Solutions, Inc. (“IPS”), the Company has expanded its ability to design and develop solutions for our existing multinational client base and expanded beyond the diabetic product line operations into a variety of industries with a full spectrum of hardware and software product design and engineering services.  In addition to our existing design and distribution of carry and protective solutions, primarily for handheld electronic devices, the Company is now a one-stop shop for design, development and manufacturing solutions serving a wide range of clients in the industrial, commercial and consumer industries. The Company’s previous principal customer market has been original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward China.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly owned subsidiaries (Forward US, Forward Switzerland, Forward UK and IPS). All significant intercompany transactions and balances have been eliminated in consolidation. Intercompany sales of approximately $221,000 and $305,000 from IPS to Forward have been eliminated in consolidation for Fiscal 2019 and Fiscal 2018, respectively.

The Company incurred a net loss of approximately $3.6 million for the fiscal year ended September 30, 2019 and generated negative cash flow from operations of approximately $2.0 million. We believe our existing cash balance and working capital will be sufficient to meet our liquidity needs at least through December 2020.

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

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other.” The Company has two reporting units for purposes of evaluating goodwill impairment and perform our annual goodwill impairment test on September 30 at the end of the fiscal year. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform the impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will compare the fair value of the reporting unit with its carrying amount, including goodwill.

If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. Management compared the fair value of the reporting unit, the design segment which holds the goodwill, with its carrying value. Based on management’s evaluation, there were no impairments to goodwill at September 30, 2019.

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

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to its intangible assets. Management evaluated and concluded that there were no impairments of intangible assets at September 30, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2019 and 2018. The Company maintains its cash in bank and financial institution deposits in the United States (that at times may exceed federally insured limits of $250,000 per financial institution) and Switzerland. At September 30, 2019 and 2018, there were deposits totaling approximately $2.8 million (which includes approximately $650,000 in a foreign bank) and $4.1 million (which includes approximately $1.9 million in a foreign bank), respectively, held in excess of federally insured limits. Historically, we have not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net one hundred twenty (120) days. At September 30, 2019, there were allowances for doubtful accounts of approximately $159,000 and $2,033,000 relating to the Company’s distribution segment and design segment accounts receivable, respectively. At September 30, 2018, the Company had allowances for doubtful accounts of approximately $0 and $126,000 related to the Company’s distribution segment and design segment accounts receivable, respectively. The increase in allowance for doubtful accounts for the design segment is primarily due to a full provision for bad debt on trade receivables for a major design segment customer for approximately $1.6 million. The Company also has an investment in this customer (see Note 6).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2        ACCOUNTING POLICIES (Continued)

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2019 and 2018, there was no allowance for obsolete inventory.

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

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of September 30, 2019, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No material current book income tax provision was recorded in 2019 due to net loss and the existence of significant net operating loss carryforwards, however, approximately $4,000 current year income tax refund was recorded due to prior year AMT credits being partially refunded in the current year.

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

Design Segment

Under ASC 606, the Company applies the “cost to cost” and “right to invoice” methods of revenue recognition to the contracts with customers in the design segment. The design segment typically engages in two types of contracts: (i) Time and Material and (ii) Fixed Price contracts. The Company recognizes revenue over time on its time and material contracts utilizing a “right to invoice” method. Revenues from fixed price contracts that require performance of services that are not related to the production of tangible assets are recognized by using cost inputs to measure progress toward the completion of its performance obligations or the “cost to cost” method. Revenues from contracts that contain specific deliverables are recognized when the performance obligation has been satisfied or the transfer of goods to the customer has been completed and accepted.

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying consolidated balance sheets. Contract assets at September 30, 2019 and 2018 were approximately $611,000 and $0, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying consolidated balance sheets. Contract liabilities at September 30, 2019 and 2018 were approximately $220,000 and $125,000, respectively.

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers in net revenues and the related transportation costs in cost of goods sold.

Foreign Currency Transactions

Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in “other income (expense)” in the accompanying consolidated statements of operations. The approximate net losses from foreign currency transactions were approximately $14,000 and $10,000 for the fiscal years ended September 30, 2019 and 2018, respectively. Such foreign currency transaction losses were primarily the result of Euro denominated revenues from certain customers.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset's or liability's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

•	Level 1: quoted prices in active markets for identical assets or liabilities;
•	Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or
•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

Reclassifications

Certain amounts in the accompanying fiscal 2018 financial statements have been reclassified to conform to the fiscal 2019 presentation.

Share-Based Compensation Expense

The Company recognizes employee and director share-based compensation in its consolidated statements of operations at the grant date fair value of stock options and other equity-based compensation. The determination of stock option grant date fair value is estimated using the Black-Scholes option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards (See Note 9 - Share-Based Compensation). In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” (“ASC 605”) and most industry-specific guidance throughout ASC 605. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). These new standards became effective during the first quarter of fiscal 2019 and were adopted using the modified retrospective method. The Company has performed a review of ASU 2014-09 as compared to its previous accounting policies for our products and services revenues and did not identify any material impact to revenue. Therefore, there was no adjustment to retained earnings for a cumulative effect.

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

Regarding the Company’s design segment, the Company has evaluated the changes from adopting this new standard on its financial reporting, disclosures and its various revenue streams. The Company now recognizes revenue over time on its time and material contracts utilizing a “right to invoice” method which is similar to previous revenue recognition standards under ASC 605. Revenues from fixed-price type contracts that require performance of services that are not related to the production of tangible assets are recognized by using cost inputs to measure progress toward the completion of its performance obligations. This method is similar to the method formerly applied to certain of the Company’s contracts covered by the previous revenue recognition standards under ASC 605. In some cases, contracts contain an arrangement of specific deliverables or production of prototypes, or a distinct performance obligation, and the Company allocates the transaction price to the performance obligation on a relative standalone selling price basis.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2        ACCOUNTING POLICIES (Continued)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. This ASU requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted ASU 2016-02 effective October 1, 2019 and upon adoption of Topic 842 the Company expects recognition of additional assets and corresponding liabilities pertaining to its operating leases on its consolidated balance sheets. The Company expects the adoption will result in an increase in other assets and an increase in other liabilities of approximately $3.7 million. The Company does not expect the adoption of the new standard to have a significant impact on its consolidated statements of operations and cash flows.

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

In the first quarter of 2019, the Company adopted FASB ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The adoption of ASU 2016-16 did not have an impact to the consolidated financial statements due to the Company’s maintenance of a full valuation allowance on the Company’s net deferred tax asset.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, “Intangibles - Goodwill and Other (“ASC 350”).” As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 in the first quarter of Fiscal 2019 and the adoption did not have any impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted ASU No. 2017-09 in the first quarter of Fiscal 2019 and the adoption did not have any impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees.” The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted ASU 2018-07 effective October 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-08, “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606).” ASU 2019-08 is an accounting pronouncement which expands the scope of ASC Topic 718 to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. The pronouncement is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on our consolidated financial statements along with the effects of ASU 2018-07 noted above.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU 2019-11 amendment provides clarity and improves the codification to ASU 2016-03. The pronouncement would be effective concurrently with the adoption of ASU 2016-03. The pronouncement is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on our consolidated financial statements.

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

At the date of acquisition, the purchase consideration consists of cash, equity in Forward’s (“Buyer’s”) stock, deferred cash and contingent consideration based on earn-out performance over a three-year period. Acquisition-related costs were expensed as incurred and are included in the general and administrative expenses within the consolidated statements of operations. The purchase consideration components are summarized in the table below (amounts stated in thousands):

Cash at closing (1)	$1,930
Value of Equity in Buyer's Common Stock (2)	500
Fair Value of Earn-Out Consideration (3)	600
Fair Value of Deferred Cash Consideration (4)	936
Total Purchase Consideration	$3,966

(1)	Cash paid by Forward at closing funded, in part, by a $1.6 million promissory note issued to Forward China, a related party of Forward. The remainder of the cash was funded by Forward’s operating cash account.
(2)	Forward issued 401,836 shares of common stock valued at the January 18, 2018 closing price of $1.24 per share for an aggregated value of approximately $500,000.
(3)	Fair Value of the Earn-Out consideration is measured using the Black-Scholes option pricing method. Earn-Out is to be paid in cash only upon meeting certain EBITDA milestones over a three-year period.
(4)	Fair value of the Deferred Cash consideration is the present value of the $1,000,000 payable in three increments with an applied discount rate ranging between 4.73% and 5.33%.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3         ACQUISITION (Continued)

The following table summarizes the allocation of the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date and the related estimated useful lives of the amortizable intangible assets acquired (in thousands, except for estimated useful life):

Current Assets:		Preliminary estimated useful life
Cash and Equivalents	$600
Accounts Receivable	2,489
Other Current Assets	52
Total Current Assets	3,141
Current Liabilities:
Accounts Payable	(149)
Deferred Revenue	(267)
Accrued and Other Current Liabilities	(548)
Total Current Liabilities	(964)

Property and Equipment	346
Other Long-Term Assets	51
Deferred Tax Liability	(747)
Assumed Debt	(1,568)

Finite-Lived Intangible Assets:
Trademark	475	15 years
Customer Relationships	1,050	8 years
Total Intangible Assets	1,525

Goodwill	2,182

Total	$3,966

On June 30, 2018, the Earn-out consideration was revalued and adjusted down by $510,000 due to the high likelihood that IPS would not meet certain EBITDA milestones per the Stock Purchase Agreement for Fiscal year 2018. On September 30, 2019, the Earn-out consideration was revalued and adjusted up by $260,000 based on the updated projections in meeting the EBITDA milestones (see Note 6 - Fair Value Measurements).

In relation to our acquisition of IPS, we incurred approximately $296,000 of expenses in Fiscal 2018 related to the transaction, including legal costs, financial and legal diligence, tax accounting, and valuation.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3         ACQUISITION (Continued)

Pro Forma Impact

The following schedule presents unaudited consolidated pro forma results of operations for Fiscal 2018 as if the IPS acquisition had occurred on October 1, 2017. This information does not purport to be indicative of the actual results that would have occurred if the IPS acquisition had actually been completed on October 1, 2017, nor is it necessarily indicative of the future operating results or the financial position of the combined companies. The unaudited pro forma results of operations do not reflect the cost of any integration activities or benefits that may result from synergies that may be derived from any integration activities.

	Year Ended September 30,
	2019	2018
Revenue	$37,409,030	$38,849,084

Net income (loss)	$(3,604,030)	$1,308,838

Net income (loss) per share:
Basic	$(0.38)	$0.14
Diluted	$(0.38)	$0.13

Weighted Average Outstanding Shares
Basic	9,532,034	9,666,506
Diluted	9,532,034	9,756,505

NOTE 4         INTANGIBLE ASSETS and GOODWILL

Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	2019			2018
	Trademark	Customer Relationships	Total Intangible Assets	Trademark	Customer Relationships	Total Intangible Assets
Gross carrying amount	$475,000	$1,050,000	$1,525,000	$475,000	$1,050,000	$1,525,000
Less accumulated amortization	(53,703)	(222,585)	(276,288)	(22,123)	(91,695)	(113,818)
Net carrying amount	$421,297	$827,415	$1,248,712	$452,877	$958,305	$1,411,182

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4         INTANGIBLE ASSETS and GOODWILL (Continued)

The Company’s intangible assets were acquired as a result of the acquisition of IPS on January 18, 2018 and are amortized over their expected useful lives. The useful lives are 15 years for the Trademark and 8 years for the Customer Relationships. The intangible assets are held under the design segment of our business. During the years ended September 30, 2019 and 2018, the Company recorded amortization of approximately $162,000 and $114,000, respectively, which is included under the general and administrative expenses in the Company’s consolidated statements of operations.

Estimated amortization expense for the Company’s intangible assets for each of the five succeeding years and thereafter at September 30, 2019 is as follows:

Years ending September 30,	Amount
2020	$162,917
2021	162,917
2022	162,917
2023	162,917
2024	162,917
Thereafter	434,127
Total	$1,248,712

Goodwill

The Company recognized goodwill as a result of the acquisition of IPS on January 18, 2018 in the amount of approximately $2,182,000. The Company’s goodwill is held under the design segment of our business. Goodwill is not deductible for tax purposes.

On June 30, 2018, the Company adjusted down the fair value of the earn-out consideration in connection with the IPS acquisition as a result of a shortfall in earnings performance for IPS. The shortfall in the performance was also considered a triggering event with regards to the evaluation of the carrying value of our trademark and customer relationship intangible assets as well as the goodwill resulting from the acquisition of IPS. As such, the Company performed an assessment of the carrying values considering specific qualitative facts and circumstances, macroeconomic factors and utilizing the initial inputs and projections that supported the initial fair value valuations of the intangible assets acquired from IPS. Based on these assessments, the Company concluded that the trademark, customer list and goodwill were not impaired during Fiscal 2018.

The Company performed the annual goodwill impairment test for the year ended September 30, 2019 and determined no impairment.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5         PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization are summarized by reporting segment in the table below:

	September 30,
	2019			2018
	Consolidated	Distribution	Design	Consolidated	Distribution	Design
Computer software and hardware	$312,610	$278,131	$34,479	$282,644	$275,386	$7,258
Furniture and fixtures	198,250	78,605	119,645	198,454	80,209	118,245
Equipment	308,703	4,318	304,385	305,338	4,318	301,020
Leasehold improvements	42,020	42,020	–	42,020	42,020	–
Property and equipment, cost	861,583	403,074	458,509	828,456	401,933	426,523
Less: accumulated depreciation and amortization	(618,581)	(385,249)	(233,332)	(469,481)	(375,062)	(94,419)
Property and equipment, net	$243,002	$17,825	$225,177	$358,975	$26,871	$332,104

Depreciation expense was approximately $149,000 and $114,000 for the fiscal years ended September 30, 2019 and 2018, respectively.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

•	Level 1: quoted prices in active markets for identical assets or liabilities;
•	Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or
•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

The short-term deferred cash consideration of $834,000 on our consolidated balance sheet includes a deferred cash component with a present value of $484,000 and an earn-out consideration component with a fair value of $350,000 measured using the Black-Scholes option pricing method, a Level 3 valuation technique. The fair value of the earn-out consideration was deemed to be $350,000 at September 30, 2019 based on the likelihood of IPS reaching the projected EBITDA milestones.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6         FAIR VALUE MEASUREMENTS (Continued)

The following table presents the placement in the fair value hierarchy and summarizes the change in fair value of the earn-out consideration for the years ended September 30, 2018 and 2019:

		Fair value measurement at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

September 30, 2017:	$–	$–	$–	$–
Fair Value at date of acquisition - January 18, 2018	600,000	–	–	600,000
Decrease in fair value of earn-out consideration	(510,000)	–	–	(510,000)
September 30, 2018:	$90,000	$–	$–	$90,000
Increase in fair value of earn-out consideration	260,000	–	–	260,000
September 30, 2019:	$350,000	$–	$–	$350,000

The fair value of the earn-out consideration will be measured on a recurring basis at each reporting date. The following table provides the unobservable inputs and assumptions used to measure the earn-out consideration at September 30, 2019:

Description	Valuation technique	Unobservable Inputs	Range

Earn-out consideration	Black-Scholes	Volatility	38%
		Risk free interest rate	1.73%
		Expected term, in years	1.164
		Dividend yield	0.00%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6         FAIR VALUE MEASUREMENTS (Continued)

During the year ended September 30, 2019, the Company and a customer entered into an agreement, whereby the Company received common stock in the customer as compensation for product design services provided by the Company. The shares represent approximately a less than 2% ownership interest in the customer. Pursuant to ASC 820, management has estimated the value of the common stock consideration to be $326,941, based on a recent private placement round of common stock issued to third party private investors of the customer for cash, and has recognized revenue and a cost method investment for that amount. Management has determined that the inputs used to value the common stock are observable, either directly or indirectly, and therefore classified as a Level 2 valuation. Pursuant to ASC 820, the transaction price of the cash financing round establishes the fair value of the Common Stock issued as consideration unless one of the following conditions exists:

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

The following table presents the placement in the fair value hierarchy and summarizes the establishment of fair value of the cost method investment during the year ended September 30, 2019:

		Fair value measurement at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

September 30, 2018:	$–	$–	$–	$–

Common stock - cost method investment	326,941	–	326,941	–
September 30, 2019:	$326,941	$–	$326,941	$–

The Company recorded a full provision of outstanding receivables of $1.6 million in Fiscal 2019 for the same customer in which we hold the investment noted above. Management does not believe the investment is impaired as a result of the full provision for outstanding receivables for this customer.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities by operating segment as of the fiscal years ended September 30, 2019 and 2018 are summarized in the table below:

	September 30,
	2019			2018
	Consolidated	Distribution	Design	Consolidated	Distribution	Design
Accrued bonuses and sales commissions	$45,681	$32,745	$12,936	$189,015	$47,087	$141,928
Accrued vacation	169,902	40,307	129,595	168,401	31,075	137,326
Accrued contract labor	141,567	–	141,567	126,889	–	126,889
Accrued legal fees	154,000	154,000	–	–	–	–
Other	183,822	30,686	153,136	110,582	36,367	74,215
Accrued expenses and other current liabilities	$694,972	$257,738	$437,234	$594,887	$114,529	$480,358

NOTE 8        SHAREHOLDERS’ EQUITY

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

“Blank Check” Preferred Stock

The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Of these shares, 100,000 shares have been authorized as the Series A Participating Preferred Stock. There were no shares of preferred stock outstanding at September 30, 2019 and 2018.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8        SHAREHOLDERS’ EQUITY (Continued)

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

As of September 30, 2019, the Company had 151,335 warrants outstanding and exercisable. The warrants have exercise prices ranging from $1.75 to $1.84 per share and have a weighted average exercise price of $1.80 per share. 76,335 warrants have a remaining life of 3.87 years and 75,000 warrants have an expiration date 90 days after a registration statement registering common stock (other than pursuant to an employee benefit plan) is declared effective by the SEC.

NOTE 9         SHARE-BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the "2011 Plan"), which originally authorized 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. On February 13, 2018, the shareholders of the Company approved an amendment to the 2011 Plan to increase the aggregate number of shares of the Company's common stock authorized for issuance under the 2011 Plan by 1,000,000 shares of common stock, from 850,000 shares of common stock to 1,850,000 shares of common stock. Forfeited awards are eligible for re-grant under the 2011 Plan. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2011 Plan. Options generally expire ten years after the date of grant. The total shares of common stock available for grants of equity awards under the 2011 Plan was 730,972 as of September 30, 2019.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan"), which was approved by shareholders of the Company in May 2007, and, as amended in February 2010, expired in accordance with its terms in May 2017. However, there remained 67,500 shares associated with unexercised options as of September 30, 2019. The exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. There are no unvested restricted stock awards related to the 2007 Plan. The Compensation Committee administers the 2007 Plan. Options generally expire ten years after the date of grant.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9         SHARE-BASED COMPENSATION (Continued)

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Years Ended September 30,
	2019	2018
Expected term (years)	2.50-2.75	2.50-5.00
Expected volatility	82.0%	80.0%-103.1%
Risk free interest rate	2.53%	2.45%-2.84%
Expected dividends	0.00%	0.00%
Estimated annual forfeiture rate	0%	10%

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

On February 23, 2018, the Company granted five-year options to employees to purchase an aggregate of 68,000 shares of common stock at an exercise price of $1.67 per share. The shares vest ratably over three years on the grant date anniversaries. The options had an aggregate grant date fair value of $77,128, which is being amortized over the vesting period of the options.

On April 25, 2018, the Company granted immediately vested ten-year options to purchase an aggregate of 40,816 shares of common stock to two former directors and immediately vested five-year options to purchase 214,000 shares of common stock to a director, all at an exercise price of $1.44 per share. The options had an aggregate grant date fair value of $190,890, which was recognized immediately.

The options granted during the years ended September 30, 2019 and 2018 had a weighted average grant date value of $0.78 and $0.83 per share, respectively.

The Company recognized compensation expense of approximately $212,000 and $218,000 during the years ended September 30, 2019 and 2018, respectively, for stock option awards in its consolidated statements of operations.

As of September 30, 2019, there was approximately $61,000 of unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.6 years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9          SHARE-BASED COMPENSATION (Continued)

The following table summarizes stock option activity during the year ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, September 30, 2018	545,066	$1.78
Granted	290,481	1.54
Exercised	–	–
Forfeited	(22,668)	1.78
Expired	–
Outstanding, September 30, 2019	812,879	$1.69	3.8	$18,750
Exercisable, September 30, 2019	622,007	$1.73	3.7	$18,750

The following table provides additional information regarding stock option awards that were outstanding and exercisable at September 30, 2019:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options
$0.64 to $1.23	$0.80	77,500	$0.80	5.1	77,500
$1.44 to $1.67	1.51	606,879	1.49	4.3	416,007
$2.20 to $2.85	2.48	66,000	2.48	0.6	66,000
$3.73 to $3.79	3.74	62,500	3.74	1.4	62,500
		812,879		3.7	622,007

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

The Company recognized compensation expense of approximately $3,000 and $72,000 during the years ended September 30, 2019 and 2018, respectively, for restricted stock awards in its consolidated statements of operations. As of September 30, 2019, there was no unrecognized compensation expense related to nonvested restricted stock awards.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9          SHARE-BASED COMPENSATION (Continued)

The following table summarizes restricted stock activity during the year ended September 30, 2019:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, September 30, 2018	6,028	$1.24	$7,475
Granted	–	–	–
Vested	(6,028)	1.24	(7,475)
Forfeited	–	–	–
Non-vested, September 30, 2019	–	$–	$–

NOTE 10      INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States federal and state, and foreign components:

	For the Fiscal Years Ended
	September 30,
	2019	2018
Current:
Federal	$(4,162)	$–
State	–	–
Foreign	–	–

Deferred:
Federal	(713,066)	1,602,329
State	(127,140)	152,603
Foreign	(45,471)	9,234
	(889,839)	1,764,166
Change in valuation allowance	885,677	(2,511,318)
Income tax benefit	$(4,162)	$(747,152)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10      INCOME TAXES (Continued)

The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	September 30,
	2019	2018
Deferred tax assets:
Net operating losses	$2,310,746	$1,919,260
Capital loss carryforwards	38,120	36,705
Share-based compensation	168,462	114,317
Alternative minimum tax credit	9,165	99,757
Excess tax over book basis in inventory	32,273	25,975
Reserves and other	534,444	28,938
Deferred rent	19,291	–
Accrued compensation	8,832	–
Accrued expenses	151,444	–
Depreciation	27,272	–
Charitable contributions	813	–
	3,300,862	2,224,952
Valuation allowance	(2,665,672)	(1,602,725)
Net deferred tax assets	635,190	622,227

Deferred tax liabilities:
Prepaid insurance	(140,951)	(15,960)
Intangible assets	(298,280)	(324,572)
481 Election (IPS)	(195,959)	(248,570)
Excess book over tax basis in fixed assets	–	(33,125)
	(635,190)	(622,227)

Total	$–	$–

For the fiscal years ended September 30, 2019 and 2018, the Company recorded a provision for income taxes which includes a refund of $4,162 in the current year, and a deferred tax benefit of $747,000 in the prior year. The current year refund of $4,162 is related to a partial refund of prior year AMT tax.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10      INCOME TAXES (Continued)

At September 30, 2019, the Company had available net operating loss carryforwards (“NOLs”) for the U.S. federal income tax purposes of approximately $8,010,000. NOLs generated prior to 2018 expire beginning in 2031. NOLs generated after 2018 have an indefinite carryforward period. The net operating losses result in a deferred tax asset in respect of U.S. federal taxes of approximately $1,910,000. In addition, at September 30, 2019, the Company had net operating losses available to carry forward for foreign income tax purposes of approximately $3,815,000, resulting in a deferred tax asset of approximately $397,000, expiring through 2024. The Company has capital loss carryovers of approximately $160,000 expiring through 2020, resulting in deferred tax assets in respect of U.S. federal and state income taxes of approximately $38,000. Total net deferred tax assets, before valuation allowance, was approximately $2,888,000 and $2,225,000 at September 30, 2019 and 2018, respectively. Undistributed earnings of the Company's foreign subsidiaries are considered to be permanently reinvested; therefore, in accordance with accounting principles generally accepted in the United States of America, no provision for U.S. federal and state income taxes would result. In the fiscal year ended September 30, 2019, Forward Switzerland had a net loss of approximately $25,000, and Forward UK had a net loss of approximately $228,000.

As of September 30, 2019, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the extent of the Company's cumulative losses in recent years, the Company determined that, on a more likely than not basis, it would not be able to use remaining deferred tax assets, except in respect of the United States income taxes in the event the Company elects to effect repatriation of certain foreign source income of its Swiss subsidiary, which income is currently considered to be permanently reinvested and for which no United States tax liability has been accrued. Accordingly, the Company has determined to maintain a full valuation allowance against its net deferred tax assets. As of September 30, 2019 and 2018, the valuation allowance was approximately $2,666,000 and $1,603,000, respectively. In the future, the utilization of the Company's NOLs may be subject to certain change of control limitations. If the Company determines that it will be able to use some or all of its deferred tax assets in a future reporting period, the adjustment to reduce or eliminate the valuation allowance would reduce its tax expense and increase after-tax income.

The significant elements contributing to the difference between the United States federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Fiscal Years Ended
	September 30,
	2019		2018
US federal statutory rate	21.0%		21.0%
State tax rate, net of federal benefit	2.8%		2.8%
Share-based compensation	0.0%		(2.2%	)
Foreign rate differential	1.4%		0.5%
Other	1.9%		2.6%
Change in tax credits	(0.1%	)	0.0%
Effect of federal tax rate change	0.0%		208.2%
Effect of repatriating Swiss earnings	0.0%		16.2%
Capital loss - expiration	0.0%		30.0%
Change in valuation allowance	(26.6%	)	(397.2%	)
Federal Alternative Minimum Taxes (AMT)	0.1%		0.0%
Permanent differences	(0.4%	)	0.0%

Income tax benefit	0.1%		(118.2%	)

As of September 30, 2019 and 2018, the Company has not accrued any interest and penalties related to uncertain tax positions. It is the Company's policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations. For the periods presented in the accompanying consolidated statements of operations, no material income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2016 are closed to federal and state examination.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11        EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted earnings (loss) per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of (i) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method, and (ii) shares of nonvested restricted stock. The Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

	For the Fiscal Years Ended
	September 30,
	2019	2018
Numerator:
Net income (loss) (numerator for basic and diluted earnings (loss) per share)	$(3,604,030)	$1,379,320

Weighted average shares outstanding (denominator for basic earnings (loss) per share)	9,532,034	9,264,670

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	–	36,621
Assumed vesting of restricted stock, treasury stock method	–	53,378
Dilutive potential common shares	–	89,999

Denominator for diluted earnings (loss) per share - weighted average shares and assumed potential common shares	9,532,034	9,354,669

Basic earnings (loss) per share	$(0.38)	$0.15
Diluted earnings (loss) per share	$(0.38)	$0.15

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	As of September 30,
	2019	2018
Options	812,879	469,566
Warrants	151,335	151,335
Total potentially dilutive shares	964,214	620,901

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

As of February 1, 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $82,000 as of September 30, 2019) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee. Forward Switzerland would be required to perform under the guarantee agreement only in the event that (i) a value added tax liability is imposed on the Company's revenues in The Netherlands; (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes; (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand; and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

The initial term of the bank letter of guarantee expired February 28, 2011, but renews automatically for one-year periods on February 28 of each subsequent year unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $650,000 at September 30, 2019). As of September 30, 2019, the Company had not incurred a liability in connection with this guarantee.

Operating Lease Commitments

The Company leases office space for its corporate headquarters in West Palm Beach, Florida under a 90-month agreement expiring in September 2020. The operating lease granted six initial months of free rent and escalates at 3% per year. The monthly rent payment is approximately $7,700, which includes common area maintenance costs.

The Company leases office space for its Distribution segment sales and administrative office in Cham, Switzerland on a month-to-month basis. The monthly rent payment is $1,599 CHF, which is approximately $1,615.

IPS leases office space in Hauppauge, New York under a noncancelable lease agreement expiring in February 2027. The monthly rent payment is approximately $29,000, which includes power utilities.

IPS leases office space in Ronkonkoma, New York under a 3 year agreement expiring in January 2022. The monthly rent payment is $4,400

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12        COMMITMENTS AND CONTINGENCIES (Continued)

Capital Leases

The Company, specifically IPS, leases computer equipment through various capital lease agreements expiring through January 2022. The following is a summary of computer equipment held under capital leases:

September 30, 2019
Computer equipment	$203,328
Accumulated depreciation	138,265

Net Book Value	$65,063

Future minimum payments under these capital leases are as follows:

Year Ending September 30,	Amount
2020	$41,096
2021	8,578
2022	800
Total minimum lease payments	$50,474

Total rent expense for the years ended September 30, 2019 and 2018 amounted to approximately $473,000 and $342,000, respectively. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2019:

Fiscal Years Ended September 30,	Amount
2020	$495,090
2021	413,331
2022	380,385
2023	375,732
2024	385,644
Thereafter	974,878
Total lease commitments	$3,025,060

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13        RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

On September 9, 2015, the Company entered into a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of (i) $100,000, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. Terence Bernard Wise, Chief Executive Officer and Chairman of the Company, is a principal of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $1,398,000 and $1,426,000 during the fiscal years ended September 30, 2019 and 2018, respectively, in service fees paid to Forward China, which are included as a component of cost of goods sold in the accompanying consolidated statements of operations. Effective October 22, 2019, the Company extended the term of the supply agreement to October 22, 2020 under the same terms, substantially.

On August 14, 2018, the Company entered into a formal agreement, confluent with the Supply Agreement noted above, to address the potential impact of customers sourcing directly from Forward China. Although unlikely, customers may be introduced directly or indirectly by the Company to Forward China. In the event a customer determines to bypass the services of the Company and do business directly with Forward China, Forward China has agreed to pay a commission of 50% of the net revenue generated from the products or services sold to the customer after deduction of direct costs. No commissions have been received per agreement during Fiscal 2019 and 2018.

Promissory Note

On January 18, 2018, the Company issued a $1.6 million promissory note payable to Forward China in order to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum. Monthly interest payments commenced on February 18, 2018. The original maturity date was January 18, 2019 and has been extended to January 17, 2020. The maturity date of the note has been extended on several occasions to assist the Company with liquidity. The Company made approximately $128,000 and $85,000 in interest payments associated with the note in Fiscal 2019 and Fiscal 2018, respectively.

During Fiscal 2019, the Company’s design division provided services to a customer, Duality Advisers. The Chief Operating and Financial Officer and equity owner of Duality Advisers is an immediate family member of a director on the Company’s board and a member on the Board’s Audit and Compensation committees. The Company sold approximately $150,000 in design services to Duality Advisers in Fiscal 2019. At September 30, 2019, there was approximately $9,000 in accrued receivables for Duality Advisers.

NOTE 14        LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of September 30, 2019, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

On February 13, 2019, the SEC served certain of the Company’s executive officers and the custodian of records of the Company with subpoenas related to its investigation on the trading in the Company’s securities surrounding the announcement of the acquisition of IPS. The Company has cooperated with the Staff’s requests and as recently as October 24, 2019 provided the Staff with requested documents. On December 18, 2019, the Company received communication from the SEC and the Staff informed us that the investigation has concluded. The Company is anticipating a letter from the SEC formalizing the conclusion of the investigation.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15        401(K) PLAN

The Company maintains a 401(k) benefit plan allowing eligible United States-based employees to contribute a portion of their salary in an amount up to the annual maximum amounts as set periodically by the Internal Revenue Service. In accordance with applicable Safe Harbor provisions, the Company made matching contributions of approximately $226,000 and $126,000 during the fiscal years ended September 30, 2019 and 2018, respectively, which are reflected in the accompanying consolidated statements of operations. The Company’s contributions vest immediately.

NOTE 16        OPERATING SEGMENT INFORMATION

The Company, post IPS acquisition, conducts its business through two operating segments, which are also its reportable segments:

•	Distribution and
•	Design

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

Segment operating income (loss) and net income (loss) before taxes for the years ended September 30, 2019 and 2018 are shown in table below:

	For the Year Ended September 30,
	2019	2018
Revenue
Distribution	$21,987,670	$24,347,408
Design	15,421,360	10,152,095
Total revenue	37,409,030	34,499,503

Cost of sales
Distribution	$18,612,881	$20,286,446
Design	12,215,267	7,644,981
Total cost of sales	$30,828,148	$27,931,427

Segment operating income (loss)
Distribution	$(1,376,675)	$(140,804)
Design	(1,720,708)	401,456
Total income (loss) from operations	$(3,097,383)	$260,652

Other income (expenses)
Distribution	$(437,809)	$401,779
Design	(73,000)	(30,111)
Total other income (expense)	$(510,809)	$371,668

Income (loss) before income taxes
Distribution	$(1,814,484)	$260,975
Design	(1,793,708)	371,345
Total income (loss) before income taxes	$(3,608,192)	$632,320

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16        OPERATING SEGMENT INFORMATION (Continued)

Revenues from External Customers

Consolidated

The following table sets forth our consolidated net revenues by geographic region for the fiscal years ended September 30, 2019 and 2018. All of design segment customer revenues are classified under the United States within the Americas region:

	(dollars in thousands)
	For the Fiscal Years Ended
	September 30,
	2019	2018
EMEA Region:
Germany	$3,875	$3,987
Poland	3,355	4,071
Switzerland	297	407
Austria	186	302
Other	166	553
Total EMEA Region	7,879	9,320

Americas:
United States [1]	21,730	17,307
Other	4	8
Total Americas	21,734	17,315

APAC Region:
Hong Kong	6,017	6,485
Malaysia	153	480
China	318	248
Singapore	564	338
Taiwan	164	195
Other	580	119
Total APAC Region	7,796	7,865
Total Net Revenues	$37,409	$34,500

[1] Includes $15.421 million of revenue attributed to IPS whose customers reside in the United States

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16        OPERATING SEGMENT INFORMATION (Continued)

Major Customers and Concentrations by Geographic Region

Distribution Segment

The following customers or their affiliates or contract manufacturers accounted for more than 10% of the distribution segment’s net revenues, by geographic region, and in segment total for the fiscal years ended September 30, 2019 and 2018.

	For the Fiscal Year Ended September 30, 2019

	EMEA	Americas	APAC	Total
Diabetic Products Customer A	49%	42%	–	30%
Diabetic Products Customer B	29%	22%	6%	19%
Diabetic Products Customer C	–	3%	76%	28%
Diabetic Products Customer D	13%	15%	3%	10%
Totals	91%	82%	85%	87%

	For the Fiscal Year Ended September 30, 2018

	EMEA	Americas	APAC	Total
Diabetic Products Customer A	42%	36%	–	20%
Diabetic Products Customer B	30%	28%	–	27%
Diabetic Products Customer C	–	–	82%	27%
Diabetic Products Customer D	13%	16%	2%	10%
Totals	85%	80%	84%	84%

Four customers (including their affiliates or contract manufacturers) accounted for approximately 90% and 86% of the Company's distribution segment accounts receivable at September 30, 2019 and 2018, respectively.

Design Segment

All of our design segment customers operate in the United States.

Four customers accounted for approximately 67% of the Company’s design segment accounts receivable at September 30, 2018. Two customers accounted for approximately 63% of the Company’s design segment accounts receivable at September 30, 2019.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16        OPERATING SEGMENT INFORMATION (Continued)

Total Assets

The following table presents total assets by operating segment for the years ended September 30, 2019 and 2018:

	September 30,
	2019	2018

Distribution	$9,554,465	$12,010,344
Design	6,539,887	7,217,522
Total assets	$16,094,352	$19,227,866

Long-Lived Assets

Identifiable long-lived assets, consisting predominantly of property, plant and equipment, by operating segment are presented net of accumulated depreciation and amortization. All of the Company’s long-lived assets are geographically located in the United States or Americas region. See table below:

	September 30,
	2019			2018
	Consolidated	Distribution	Design	Consolidated	Distribution	Design
Americas	$243,002	$17,825	$225,177	$358,975	$26,871	$332,104
APAC	–	–	–	–	–	–
EMEA	–	–	–	–	–	–
Total long-lived assets (net)	$243,002	$17,825	$225,177	$358,975	$26,871	$332,104

Total Liabilities

The following table presents total liabilities by operating segment for the years ended September 30, 2019 and 2018:

	September 30,
	2019	2018

Distribution	$6,061,472	$6,568,918
Design	2,321,581	1,559,353
Total liabilities	$8,383,053	$8,128,271

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16        OPERATING SEGMENT INFORMATION (Continued)

Supplier Concentration

The Company procures all its supply of carrying solutions products for the distribution segment from independent suppliers in China through Forward China. Depending on the product, Forward China may require several different suppliers to furnish component parts or pieces. The Company purchased 100% of its OEM products from Forward China in Fiscal 2019 and 2018.

The Company procures materials and supplies used to build prototypes and “mock-ups” for design service projects. All of the design segment vendors are located in the United States.

NOTE 17         LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with TD Bank which renews at the discretion of the lender on April 30, 2019. The line of credit was amended and modified on September 28, 2018 to extend the line of credit limit from $1,000,000 to $1,300,000 and was also undersigned by Forward Industries, Inc. as the guarantor and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate at September 30, 2019 was 5.75%. As of September 30, 2019, the Company had $0 available under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. As of September 30, 2019 the Company was in violation of the required debt-service ratio covenants. The Company was granted a waiver of the violation from the lender. However, there is a potential risk that the lender may demand payment in full upon default.

NOTE 18           DEBT

As part of the acquisition of IPS, which was completed on January 18, 2018, the Company assumed the debt of the following:

On January 8, 2014, IPS entered into a term loan with a lender in the amount of $1,000,000. The loan matured on January 8, 2019 and bore interest at a rate of 4.230% per annum. Interest and principal of $18,546 was paid on a monthly basis through maturity. This loan was secured by all of IPS’ assets and was guaranteed by the Company. Outstanding balance was $0 and $73,528 as of September 30, 2019 and 2018, respectively.

On April 1, 2016, IPS entered into a term loan with a lender in the amount of $325,000. The loan matures on April 1, 2020 and bears interest at a rate of 4.215% per annum. Interest and principal of $7,378 is paid on a monthly basis through maturity. This loan is secured by all of the IPS’ assets and is guaranteed by the Company. Outstanding balance as of September 30, 2018 and 2019 was $51,688 and $135,389, respectively. As of September 30, 2019 the Company was in violation of the required debt-service ratio covenants. The Company was granted a waiver of the violation from the lender. However, there is a potential risk that the lender may demand payment in full upon default.

On October 19, 2016, IPS entered into two term loans with a lender in the amount of $100,000 and $50,000 with the first three monthly payments being interest only. The loans were scheduled to mature on January 19, 2019 and bore an interest rate of 12% per annum. The loans were unsecured. The loan balances of approximately $61,000 and $31,000 were paid off immediately after acquisition.

On December 11, 2017, IPS entered into an installment payment financing arrangement with a lender in the amount of approximately $23,000. IPS makes monthly payments of $1,035, which includes an implied interest rate of 9.5%, for 24 months. The last payment is scheduled to be made in December 2019. The loan balance was approximately $3,000 and $16,000 at September 30, 2019 and 2018, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18           DEBT (Continued)

Future minimum principal payment requirements under the working capital term loan agreements in each of the years subsequent to September 30, 2019 are as follows:

Year	Amount
2020	$54,027
Thereafter	–
Total	$54,027

NOTE 19         MOONI AGREEMENT

On January 29, 2019, the Company entered into a three-year Distribution Agreement (the “Agreement”) with Mooni International AB and its owner, Staffan Bern (the “Owner”). In accordance with the Agreement, the Company: (i) was appointed as the exclusive distributor of Mooni's current and future products (including future products developed or offered by Mooni and/or the Owner) in North America, (ii) subject to certain repayment requirements, the Company paid $400,000 to Mooni, and (iii) was granted an option to purchase a controlling interest of Mooni at a valuation not to exceed $5 million which, if exercised, would be effective on the 12 month anniversary of the effective date of the Agreement. Additionally, Forward China, a company owned by Terence Wise, the Company's Chairman and Chief Executive Officer, was named the designated supplier under the Agreement. As of September 30, 2019, the unamortized fee of approximately $311,000 is included in the prepaid and other current assets and other assets for the short-term and long-term components, respectively, in the accompanying consolidated balance sheet. Amortization of the cost for Fiscal 2019 of approximately $89,000 is included in the Sales and Marketing expenses in the accompanying consolidated statement of operations.

