Form 10-Q
period 2019-12-31
Forward Industries, Inc.
filed 2020-02-14
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-34780

FORWARD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1950672
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

477 S. Rosemary Ave., Suite 219, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 465-0030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	FORD	The Nasdaq Stock Market (The Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,533,851 shares as of February 12, 2020.

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

“Commission” refers to the United States Securities and Exchange Commission;

“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“Fiscal 2020” refers to our fiscal year ending September 30, 2020;

“Fiscal 2019” refers to our fiscal year ended September 30, 2019;

“2020 Quarter” refers to the three months ended December 31, 2019;

“2019 Quarter” refers to the three months ended December 31, 2018;

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

“Americas” refers to the geographic area encompassing North America, Central America, and South America; and

“OEM” refers to Original Equipment Manufacturer.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	September 30, 2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash	$2,068,809	$3,092,813
Accounts receivable, net	7,320,670	6,695,120
Inventories	1,100,467	1,608,827
Prepaid expenses and other current assets	489,545	441,502
Total current assets	10,979,491	11,838,262

Property and equipment, net	221,362	243,002
Intangible assets, net	1,207,648	1,248,712
Goodwill	2,182,427	2,182,427
Investment	326,941	326,941
Operating lease right of use assets, net	3,569,815	–
Other assets	217,486	255,008
Total assets	$18,705,170	$16,094,352

Liabilities and shareholders' equity

Current liabilities:
Line of credit	$1,300,000	$1,300,000
Accounts payable	279,258	315,444
Due to Forward China	2,726,818	3,236,693
Deferred income	58,883	219,831
Notes payable - short-term portion	1,630,022	1,654,799
Capital leases payable - short-term portion	39,598	39,941
Deferred consideration - short-term portion	634,000	834,000
Operating lease liability - short-term portion	271,680	–
Accrued expenses and other current liabilities	695,505	694,972
Total current liabilities	7,635,764	8,295,680

Other liabilities:
Capital leases payable - long-term portion	18,010	26,438
Deferred rent	–	60,935
Operating lease liability - long-term portion	3,388,575	–
Total other liabilities	3,406,585	87,373
Total liabilities	11,042,349	8,383,053

Commitments and contingencies

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 9,533,851 shares issued and outstanding	95,338	95,338
Additional paid-in capital	18,969,309	18,936,130
Accumulated deficit	(11,401,826)	(11,320,169)
Total shareholders' equity	7,662,821	7,711,299
Total liabilities and shareholders' equity	$18,705,170	$16,094,352

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2019	2018

Net Revenues:	$8,392,854	$10,183,283
Cost of sales	6,672,845	8,880,242
Gross profit	1,720,009	1,303,041

Operating expenses:
Sales and marketing	535,172	469,599
General and administrative	1,213,966	1,313,969
Total operating expenses	1,749,138	1,783,568

Loss from operations	(29,129)	(480,527)

Other expenses:
Interest expense	(50,949)	(45,037)
Other expense	(1,579)	(4,963)
Total other expenses	(52,528)	(50,000)

Loss before income taxes	(81,657)	(530,527)

Provision for income taxes	–	–

Net loss	$(81,657)	$(530,527)

Loss per share:
Basic	$(0.01)	$(0.06)
Diluted	$(0.01)	$(0.06)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,533,851	9,527,823
Diluted	9,533,851	9,527,823

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2019	9,533,851	$95,338	$18,936,130	$(11,320,169)	$7,711,299
Share-based compensation	–	–	33,179	–	33,179
Net loss	–	–	–	(81,657)	(81,657)
Balance - December 31, 2019	9,533,851	$95,338	$18,969,309	$(11,401,826)	$7,662,821

Balance - September 30, 2018	9,533,851	$95,338	$18,720,396	$(7,716,139)	$11,099,595
Share-based compensation	–	–	11,794	–	11,794
Net loss	–	–	–	(530,527)	(530,527)
Balance - December 31, 2018	9,533,851	$95,338	$18,732,190	$(8,246,666)	$10,580,862

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(81,657)	$(530,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	33,179	11,794
Depreciation and amortization	69,132	91,607
Bad debt expense (recovery)	(65,454)	46,510
Deferred rent	–	4,478
Changes in operating assets and liabilities:
Accounts receivable	(560,096)	(325,925)
Inventories	508,360	141,502
Prepaid expenses and other current assets	(48,043)	(27,180)
Other assets	37,522	–
Accounts payable and due to Forward China	(546,061)	(30,812)
Deferred income	(160,948)	(39,220)
Operating lease liabilities	9,681	–
Accrued expenses and other current liabilities	20,357	(131,895)
Net cash used in operating activities	(784,028)	(789,668)

Cash Flows From Investing Activities:
Purchases of property and equipment	(6,428)	(19,726)
Net cash used in investing activities	(6,428)	(19,726)

Cash Flows From Financing Activities:
Proceeds from Line of Credit borrowings	–	1,050,000
Repayment of Line of Credit borrowings	–	(100,000)
Repayment of notes payable	(24,777)	(78,942)
Repayments on capital equipment leases	(8,771)	(14,249)
Payment of deferred cash consideration	(200,000)	–
Net cash provided by (used in) financing activities	(233,548)	856,809

Net decrease in cash	(1,024,004)	47,415
Cash at beginning of year	3,092,813	4,369,866
Cash at end of year	$2,068,809	$4,417,281

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$50,949	$39,730
Cash paid for taxes	$303	$1,438

Supplemental Disclosures of Non-Cash Information:
ROU assets from the adoption of ASC 842	$3,648,582	$–
Lease Liabilities arising from obtaining ROU assets	$3,729,341	$–

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

As a result of the expansion of the design development capabilities through its wholly-owned subsidiary, IPS (acquired in January 2018), the Company is now able to introduce proprietary products to the market from concepts brought to it from a number of different sources, both inside and outside the Company.

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending September 30, 2020. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and with the disclosures and risk factors presented therein. The September 30, 2019 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly-owned subsidiaries (Forward US, Forward Switzerland, Forward UK and IPS). All significant intercompany transactions and balances have been eliminated in consolidation. Intercompany revenues of approximately $16,000 and $201,000 for the three months ended December 31, 2019 and 2018, respectively, related to design and marketing work performed by IPS for Forward have been eliminated in consolidation.

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

Organizing our business through two operating segments allows us to align our resources and manage the operations. Our management team regularly reviews operating segment revenue and profitability when assessing financial results of operating segments and allocating resources.

We measure the performance of our operating segments based upon operating segment revenue and operating income (loss). Segment operating income (loss) includes revenue and expenses incurred directly by the operating segment, including cost of sales and selling, marketing, and general and administrative expenses.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill was recognized as a result of the acquisition of IPS in January 2018.

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other.” The Company has two reporting units for purposes of evaluating goodwill impairment and management performs our annual goodwill impairment test on September 30, at the end of the fiscal year. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform the impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will compare the fair value of the reporting unit with its carrying amount, including goodwill.

If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. Management compared the fair value of the reporting unit, the design segment which holds the goodwill, with its carrying value. Based on management’s evaluation, there were no impairments to goodwill at September 30, 2019 and there was no triggering event to lead to an interim impairment test at December 31, 2019.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2            ACCOUNTING POLICIES (Continued)

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no impairments of intangible assets at December 31, 2019.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of December 31, 2019, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

Revenue Recognition

Distribution Segment

The Company generally recognizes revenue in its distribution segment when: (i) finished goods are shipped to our distribution customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale, i.e. transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. The Company defers revenue when it receives consideration before achieving the criteria previously mentioned.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2            ACCOUNTING POLICIES (Continued)

Recognized revenues that will not be billed until a later date, or Contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. Contract assets at December 31, 2019 and September 30, 2019 were approximately $609,000 and $611,000, respectively. Contracts where collections to date have exceeded recognized revenues, or Contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. Contract liabilities at December 31, 2019 and September 30, 2019 were approximately $59,000 and $220,000, respectively.

Share-Based Compensation Expense

The Company recognizes employee and director share-based compensation in its condensed consolidated statements of operations at the grant date based on the fair value of stock options and other equity based compensation. The determination of stock option grant date fair value is estimated using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 5 - Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

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

Effective October 1, 2018, the Company adopted ASC 606 and elected the modified retrospective method on existing contracts at the date of adoption. The Company has implemented the necessary changes to such business processes, controls and systems to effectively review and account for the new contracts under this standard.

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

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of operating lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure new leases at the adoption date and recognize a cumulative-effect adjustment in the period of adoption using a modified retrospective approach, with certain practical expedients available.

The Company adopted Accounting Standards Codification ("ASC") 842, "Leases" ("ASC 842") effective October 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The Company elected the practical expedients that allow the Company to carry forward the historical lease classification. At adoption, the Company elected the following practical expedients: (1) the "package of practical expedients", pursuant to which the Company did not need to reassess its prior conclusions about lease identification, lease classification and initial direct costs, (2) creation of an accounting policy for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term, and (3) to account separately for lease and non-lease components for all leases. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liability related to operating leases.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. The accounting requirements for nonemployee and employee share-based payment transactions had previously been significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees.” The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2018-07 effective October 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-08, “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606).” ASU 2019-08 is an accounting pronouncement which expands the scope of ASC Topic 718 to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. The pronouncement is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements along with the effects of ASU 2018-07 noted above.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU 2019-11 amendment provides clarity and improves the codification to ASU 2016-03. The pronouncement would be effective concurrently with the adoption of ASU 2016-03. The pronouncement is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

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

NOTE 3            FAIR VALUE MEASUREMENTS

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

The deferred cash consideration of $634,000 on our condensed consolidated balance sheets include a deferred cash component with a present value of $284,000 and an earn-out consideration component with a fair value of $350,000 measured using the Black-Scholes option pricing method, a Level 3 valuation technique. For the three months ended December 31, 2019, there was a scheduled payout of the deferred cash consideration component for $200,000. The following table presents the placement in the fair value hierarchy and summarizes the changes for the three months ended December 31, 2019:

		Fair value measurement at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

September 30, 2019	$834,000	$–	$–	$834,000
Payout of deferred consideration	(200,000)	–	–	(200,000)
December 31, 2019	$634,000	$–	$–	$634,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3            FAIR VALUE MEASUREMENTS (Continued)

The cost method investment of $326,941 on our consolidated balance sheets is common stock received from a customer as compensation for product design services provided by the Company. The shares represent approximately a less than 2% ownership interest in the customer. Pursuant to ASC 820, management has estimated the value of the common stock consideration to be $326,941 during Fiscal 2019, based on a then recent private placement round of common stock issued to third party private investors of the customer for cash, and has recognized revenue and a cost method investment for that amount. Management has determined that the inputs used to value the common stock are observable, either directly or indirectly, and therefore classified as a Level 2 valuation. Pursuant to ASC 820, the transaction price of the cash financing round establishes the fair value of the common stock issued as consideration unless one of the following conditions exists:

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

Management concluded there are no impairments, other than temporary, to the investment at December 31, 2019.

NOTE 4            SEGMENT INFORMATION

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4            SEGMENT INFORMATION (Continued)

	For the Quarter Ended December 31,
	2019	2018
Revenue
Distribution	$4,696,243	$6,280,726
Design	3,696,611	3,902,557
Total revenue	$8,392,854	$10,183,283

Cost of sales
Distribution	$4,093,318	$5,294,432
Design	2,579,527	3,585,810
Total cost of sales	$6,672,845	$8,880,242

Segment operating Income (loss) from operations
Distribution	$(443,189)	$5,997
Design	414,060	(486,524)
Total loss from operations	$(29,129)	$(480,527)

Other expenses
Distribution	$(33,580)	$(36,964)
Design	(18,948)	(13,036)
Total Other expenses	$(52,528)	$(50,000)

Income (loss) before income taxes
Distribution	$(476,769)	$(30,967)
Design	395,112	(499,560)
Total loss before income taxes	$(81,657)	$(530,527)

The following table presents total assets by operating segment:

	December 31, 2019	September 30, 2019

Distribution	$8,170,014	$9,554,465
Design	10,535,156	6,539,887
Total assets	$18,705,170	$16,094,352

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

There were no options granted during the three months ended December 31, 2019 and 2018.

The following table summarizes stock option activity during the three months ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Outstanding, September 30, 2019	812,879	$1.69
Granted	–	–
Exercised	–	–
Forfeited	(1,501)	1.67
Expired	–	–
Outstanding, December 31, 2019	811,378	$1.69	3.6	$19,900

Exercisable, December 31, 2019	622,007	$1.73	3.5	$19,900

The Company recognized compensation expense of approximately $33,000 and $10,000 during the three months ended December 31, 2019 and 2018, respectively, for stock option awards in its condensed consolidated statements of operations.

As of December 31, 2018, there was approximately $25,000 of total unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 0.5 years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5            SHARE-BASED COMPENSATION (Continued)

The following table provides additional information regarding stock option awards that were outstanding and exercisable at December 31, 2019:

Options Outstanding			Options Exercisable
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.64 to $1.23	$0.80	77,500	$0.80	4.8	77,500
$1.44 to $1.67	1.51	605,378	1.49	4.1	416,007
$2.20 to $2.85	2.48	66,000	2.48	0.4	66,000
$3.73 to $3.79	3.74	62,500	3.74	1.1	62,500
		811,378		3.5	622,007

Restricted Stock Awards

The Company recognized compensation expense of approximately $0 and $2,000 during the three months ended December 31, 2019 and 2018, respectively, for restricted stock awards in its condensed consolidated statements of operations. As of December 31, 2019, there was no unrecognized compensation cost related to non-vested restricted stock awards.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6             EARNINGS PER SHARE

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

	For the Three Months Ended
	December 31,
	2019	2018
Numerator:
Net loss	$(81,657)	$(530,527)

Denominator:
Weighted average shares outstanding - basic	9,533,851	9,527,823

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	–	–
Assumed vesting of restricted stock, treasury stock method	–	–
Weighted average dilutive potential common shares	–	–

Weighted average shares outstanding - diluted	9,533,851	9,527,823

Basic loss per share	$(0.01)	$(0.06)

Diluted loss per share	$(0.01)	$(0.06)

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	As of December 31,
	2019	2018
Options	811,378	545,066
Warrants	151,335	151,335
Total potentially dilutive shares	962,713	696,401

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7            CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

For the three months ended December 31, 2019 and 2018, the Company had significant customers with individual percentage of total revenues equaling 10% or greater. The concentrations of revenues and accounts receivable for each reporting segment are as follows:

Distribution Segment Revenues Concentration

	For the Three Months Ended December 31,
	2019	2018
Customer 1	34.2%	31.1%
Customer 2	31.2%	27.8%
Customer 3	13.4%	14.3%
Customer 4	4.9%	9.7%
Totals	83.7%	82.9%

Design Segment Revenues Concentration

	For the Three Months Ended December 31,
	2019	2018
Customer 1	22.8%	15.5%
Customer 2	12.4%	3.2%
Customer 3	10.3%	0.0%
Customer 4	9.6%	13.3%
Customer 5	0.0%	20.8%
Totals	55.1%	52.8%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7            CONCENTRATIONS (Continued)

At December 31, 2019 and September 30, 2019, concentrations of accounts receivable with significant customers representing 10% or greater of segment accounts receivable were as follows:

Distribution Segment Accounts Receivable Concentration

	December 31, 2019	September 30, 2019
Customer 1	32.5%	21.2%
Customer 2	29.2%	29.0%
Customer 3	16.1%	23.6%
Customer 4	11.3%	15.7%
Totals	89.1%	89.5%

Design Segment Accounts Receivable Concentration

	December 31, 2019	September 30, 2019
Customer 1	29.4%	33.7%
Customer 2	14.9%	5.9%
Customer 3	11.8%	8.8%
Totals	56.1%	48.4%

NOTE 8            RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia Pacific region.  The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Supply Agreement was scheduled to expire on March 8, 2019, subject to renewal. Terence Bernard Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $338,000 and $359,000 during the three months ended December 31, 2019 and 2018, respectively, in service fees paid to Forward China, which are included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations. Effective October 22, 2019, the Company extended the term of the supply agreement to October 22, 2020 under the same terms, substantially.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8            RELATED PARTY TRANSACTIONS (Continued)

Promissory Note

On January 18, 2018, the Company issued a $1.6 million promissory note payable to Forward China in order to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum. Monthly interest payments commenced on February 18, 2018. The original maturity date was January 18, 2019 and has been extended to March 17, 2020. The maturity date of the note has been extended on several occasions to assist the Company with liquidity. The Company made approximately $32,000 in interest payments associated with the note in the three months ended December 31, 2019 and 2018. The $1.6 million note payable is included as a component of the notes payable - short-term portion line of the accompanying condensed consolidated balance sheets.

Related Party Sales

The Company’s design division provided services to a customer, Duality Advisers. The Chief Operating and Financial Officer and equity owner of Duality Advisers is an immediate family member of a director on the Company’s board and a member on the Board’s Audit and Compensation committees. The Company sold approximately $38,000 and $0 in design services to Duality Advisers for the three months ended December 31, 2019 and 2018, respectively. At December 31, 2019 and September 30, 2019, there were outstanding receivables of approximately $4,000 and $9,000, respectively, from Duality Advisers.

NOTE 9            LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of December 31, 2019, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 10            LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with TD Bank which was renewed at the discretion of the lender on April 30, 2019. The line of credit was amended and modified on September 28, 2018 to extend the line of credit limit from $1,000,000 to $1,300,000 and repayment was guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate at December 31, 2019 and September 30, 2019 was 5.5% and 5.75%, respectively. As of December 31, 2019, the Company had $0 available under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. As of September 30, 2019, the Company was in violation of the required debt-service ratio covenants. The Company was granted a waiver of the violation from the lender.

NOTE 11            DEBT

On April 1, 2016, IPS entered into a term loan with a lender in the amount of $325,000. The loan matures on April 1, 2020 and bears interest at a rate of 4.215% per annum. Interest and principal of $7,378 is paid on a monthly basis through maturity. This loan is secured by all of the IPS’ assets and is guaranteed by the Company. Outstanding balance as of December 31 and September 30, 2019 was approximately $30,000 and $52,000, respectively. The agreement contains certain restrictive covenants measured annually. As of September 30, 2019, the Company was in violation of the required debt-service ratio covenants. The Company was granted a waiver of the violation from the lender.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11            DEBT (Continued)

On December 11, 2017, IPS entered into an installment payment financing arrangement with a lender in the amount of approximately $23,000. IPS makes monthly payments of $1,035, which includes an implied interest rate of 9.5%, for 24 months. The last payment was made in December 2019. The loan balance was $0 and approximately $3,000 at December 31 and September 30, 2019, respectively.

NOTE 12            MOONI AGREEMENT

On January 29, 2019, the Company entered into a three-year Distribution Agreement (the “Agreement”) with Mooni International AB (“Mooni”) and its owner, Staffan Bern (the “Owner”). In accordance with the Agreement, the Company: (i) was appointed as the exclusive distributor of Mooni's current and future products (including future products developed or offered by Mooni and/or the Owner) in North America, (ii) subject to certain repayment requirements, the Company paid $400,000 to Mooni, and (iii) was granted an option to purchase a controlling interest of Mooni at a valuation not to exceed $5 million which, if exercised, would be effective on the 12-month anniversary of the effective date of the Agreement. Additionally, Forward China, a company owned by Terence Wise, the Company's Chairman and Chief Executive Officer, was named the designated supplier under the Agreement. As of December 31, 2019, the unamortized fee of approximately $278,000 is included in prepaid expenses and other current assets and other assets for the short-term and long-term components, respectively, in the accompanying consolidated balance sheet. Amortization of the cost for the three months ended December 31, 2019 of approximately $33,000 is included in the Sales and Marketing expenses in the accompanying consolidated statement of operations.

NOTE 13            LEASES

Operating Leases

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

IPS leases office space in Ronkonkoma, New York under a 3-year agreement expiring in January 2022. The monthly rent payment is $4,400.

As of December 31, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the three months ended December 31, 2019 was $132,046 and is recorded in general and administrative expenses on the condensed consolidated statement of operations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13            LEASES (Continued)

Supplemental cash flows information related to leases was as follows:

	Three Months Ended December 31, 2019

Weighted Average Remaining Lease Term
Operating leases	11.66	Years
Finance leases	1.52	Years

Weighted Average Discount Rate
Operating leases	5.75%
Finance leases	5.75%

Future minimum payments under non-cancellable operating leases as of December 31, 2019 are as follows:

Fiscal Years Ended December 31,	Amount
2020	$474,635
2021	416,199
2022	368,499
2023	378,190
2024	388,172
Thereafter	3,101,883
Total future minimum lease payments	5,127,578
Less: amount representing imputed interest	(1,467,324)
Total	$3,660,254

Finance Leases

The Company, specifically IPS, leases computer equipment through various finance lease agreements expiring through January 2022. Amortization expense related to assets under finance lease was $2,288 during the three months ended December 31, 2019 and interest expense related to the finance leases was $1,028 during the three months ended December 31, 2019.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13            LEASES (Continued)

Future minimum payments under non-cancellable operating leases as of December 31, 2019 are as follows:

Fiscal Years Ended December 31,	Amount
2020	$43,551
2021	16,365
2022	2,111
Total future minimum lease payments	62,027
Less: amount representing imputed interest	(4,419)
Total	$57,608

NOTE 14            SUBSEQUENT EVENTS

On January 21, 2020, the Company executed a non-negotiable promissory note with a design segment customer (same customer in which the Company has a cost method investment – see Note 3) to recover approximately $1.6 million in accounts receivable which had been reserved as bad debt in fiscal 2019. The principal sum of the note is approximately $1,626,000. Beginning on April 1, 2020, monthly interest and principal payments, based on a one-year amortization schedule, will be due and payable in arrears on the first day of the month until March 1, 2021. Interest shall accrue at a rate of 8% per annum.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.  The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2019 (the “2020 Quarter”) with those for the three months ended December 31, 2018 (the “2019 Quarter”).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Updated Information

On February 13, 2019, the SEC served certain of the Company’s executive officers and the custodian of records of the Company with subpoenas related to its investigation on the trading in the Company’s securities surrounding the announcement of the acquisition of IPS. On December 18, 2019, the Company received oral communication from the SEC and the Staff informed us that the investigation had concluded. Subsequently, the Company received a letter from the Staff confirming this communication.

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

As a result of the expansion of the design development capabilities through its wholly owned subsidiary, IPS, the Company has begun introducing proprietary products to the market from concepts brought to it from a number of different sources. The Company provides clients, both big and small, a true, authentic "one-stop-shop" for product design, development, distribution and manufacturing solutions.

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

Critical Accounting Policies and Estimates

We discuss the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2018

The results of operations disclosed below presents Forward’s distribution business and IPS’ design segments as distinct operating units. Management continues to expand our retail efforts for the distribution segment to improve net income performance. Management believes the net income performance for the design segment will continue to improve as the Company streamlines operating expenses.

Net Income (Loss)

Distribution Segment

Distribution segment net loss was approximately $(477,000) in the 2020 Quarter compared to net loss of approximately $(32,000) in the 2019 Quarter. Net loss in the 2020 Quarter was primarily due to a decline in sales, as reflected in the table below.

Design Segment

Design segment net income was approximately $395,000 in the 2020 Quarter compared to a net loss of approximately $(499,000) in the 2019 Quarter. Net income in the 2020 Quarter was primarily due to gross profit improvement as a result of efficient project management. In addition, the bad debt recovery of approximately $(67,000) in the 2020 Quarter compared to the bad debt expense of approximately $46,000 in the 2019 Quarter provided for a positive fluctuation.

	Main Components of Net Income
	(amounts in thousands)
	2020 Quarter			2019 Quarter			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$8,393	$4,696	$3,697	$10,183	$6,281	$3,902	$(1,790)

Gross profit	$1,720	$603	$1,117	$1,303	$986	$317	$417
Less:
Sales and marketing expenses	535	391	144	470	324	146	65
General and administrative expenses	1,214	655	559	1,314	657	657	(100)
Operating income (loss)	$(29)	$(443)	$414	$(481)	$5	$(486)	$452

Other expenses	(53)	(34)	(19)	(50)	(37)	(13)	(3)
Net income (loss)	$(82)	$(477)	$395	$(531)	$(32)	$(499)	$449

Basic and diluted loss per share was $(0.01) per share for the 2020 Quarter and $(0.06) per share for the 2019 Quarter.

Net Revenues

Distribution Segment

Net revenues in the distribution segment declined approximately $1.6 million, or 25%, to $4.69 million in the 2020 Quarter from $6.28 million in the 2019 Quarter as a result of a reduction in Diabetic product line revenue and Other Product revenue. The following tables set forth revenues by channel, product line and geographic location of our Distribution segment customers for the periods indicated:

	Net Revenues for 2020 Quarter
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$1,238	$1,618	$1,325	$4,181
Other products	62	156	297	515
Total net revenues	$1,300	$1,774	$1,622	$4,696

	Net Revenues for2019 Quarter
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$1,921	$1,914	$1,513	$5,348
Other products	9	455	469	933
Total net revenues	$1,930	$2,369	$1,982	$6,281

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

Revenues from Diabetic Products declined approximately $1.2 million, or 22%, to approximately $4.1 million in the 2020 Quarter from approximately $5.3 million in the 2019 Quarter. This decline was due to lower revenues as a result of reduced demand and pricing pressures from most of our major Diabetic Products customers.

The following table sets forth our distribution segment net revenues by Diabetic Products customer for the periods indicated:

	(amounts in thousands)
	2020 Quarter	2019 Quarter	Increase (Decrease)
Diabetic Products Customer A	$1,607	$1,951	$(344)
Diabetic Products Customer B	1,466	1,748	(282)
Diabetic Products Customer C	629	900	(271)
Diabetic Products Customer D	232	609	(377)
All other Diabetic Products Customers	247	140	107
Totals	$4,181	$5,348	$(1,167)

Revenues from Diabetic Products represented 89% of our net revenues in the 2020 Quarter compared to 85% of our net revenues in the 2019 Quarter.

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

Revenues from Other Products declined approximately $358,000 to approximately $575,000 in the 2020 Quarter from approximately $933,000 in the 2019 Quarter. This is primarily due to a decline in sales to a temperature monitoring device company of approximately $159,000, a decline in sales of approximately $140,000 to an existing electronic devices customer, a decline in sales to a guitar supplies customer of approximately $73,000 and a decline in sales to a medical supply customer of approximately $61,000. Fluctuations in sales to other customers were not material individually or in the aggregate. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

Revenues from Other Products represented 11% of our net revenues in the 2020 Quarter compared to 15% of our net revenues in the 2019 Quarter.

Design Segment

Net revenues in the design segment declined approximately $205,000, or 5%, to approximately $3.7 million in the 2020 Quarter from approximately $3.9 million in the 2019 Quarter as a result of project timing. The following table sets forth our design segment net revenues by major customers for the 2020 Quarter:

	(amounts in thousands)
	2020 Quarter	2019 Quarter	Increase (Decrease)
Design Segment Customer A	$845	$606	$239
Design Segment Customer C	459	124	335
Design Segment Customer B	383	–	383
Design Segment Customer D	358	520	(162)
Design Segment Customer E	–	810	(810)
All other Design Segment Customers	1,652	1,842	(190)
Totals	$3,697	$3,902	$(205)

Gross Profit

Distribution Segment

Gross profit for the distribution segment declined approximately $383,000, or 39%, to approximately $603,000 in the 2020 Quarter from approximately $986,000 in the 2019 Quarter as a result of a decline in sales volume. As a percentage of revenues, our gross margin decreased to 12.8% in the 2020 Quarter from 15.7% in the 2019 Quarter. The decline in margin in the 2020 Quarter from the 2019 Quarter is a result of pricing pressures and product mix weighing heavier on lower margin diabetic product.

Design Segment

Gross Profit for the design segment increased approximately $800,000 to approximately $1,117,000 in the 2020 Quarter from approximately $317,000 in the 2019 Quarter. Gross Profit as a percentage of revenue was 30.2% for the design segment for the 2020 Quarter compared to 8.1% in the 2019 Quarter. Gross Profit percentage in the 2020 Quarter has been enhanced by result of efficient management of projects and is closer to normal than the 2019 Quarter. The gross profit as a percentage of revenue for the 2019 Quarter was significantly lower than historical performance for the design segment of our business. The decline was the result of project overruns on two significant customers in the 2019 Quarter. Depreciation expense was approximately $26,000 and $48,000 for the 2020 Quarter and 2019 Quarter, respectively. Depreciation expense is allocated to Cost of Sales in the design segment.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment increased approximately $67,000, or 21%, to approximately $391,000 in the 2020 Quarter from approximately $324,000 in the 2019 Quarter. The increase was due to the additional operating expenses related to the pursuit of retail sales channels of approximately $144,000, partially offset by the reduction of an OEM salesperson and associated expenses of approximately $52,000 in our Switzerland office. Management anticipates these selling expenses to rise as we gain more traction in the retail outlets as commissions expense will increase, proportionally, and other related expenses will increase as sales rise. Other fluctuations were not material individually or in the aggregate.

Design Segment

Sales and marketing expenses for the design segment decreased approximately $2,000, or 1%, to approximately $144,000 in the 2020 Quarter from $146,000 in the 2019 Quarter. Sales and marketing expenses remained flat in the 2020 Quarter compared to the 2019 Quarter. Individual account fluctuations were not material.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment decreased approximately $2,000 overall, to approximately $655,000 in the 2020 Quarter from approximately $657,000 in the 2019 Quarter. Overall, the general and administrative fees were flat. However, there were notable fluctuations in individual accounts. A foreign tax credit of approximately $68,000 offset an increase in personnel expenses of approximately $37,000 due to the addition of a Chief Operating Officer (whose contract was terminated in November 2019) and approximately $24,000 in additional legal and consulting fees related to new business and general matters. Fluctuations in other components of “General and Administrative Expenses” were not material individually or in the aggregate.

Design Segment

General and administrative expenses for the design segment declined approximately $98,000, or 15%, to $559,000 in the 2020 Quarter from approximately $657,000 in the 2019 Quarter. The decline is primarily due to a recovery in the 2020 Quarter of bad debt that was previously reserved of approximately $65,000 versus the bad debt expense of approximately $47,000 in the 2019 Quarter, and a reduction of accounting and legal fees of approximately $26,000 partially offset by an increase of approximately $43,000 in personnel expenses. Fluctuations in other components of “general and Administrative Expenses” were not material individually or in the aggregate.

Other Expenses

Distribution Segment

Other expenses for the distribution segment decreased approximately $3,000 from approximately $37,000 in the 2019 Quarter to approximately $34,000 in the 2020 Quarter, due to the improvement of foreign exchange transactions gains and losses.

Design Segment

Other expenses in the design segment increased approximately $6,000 from $13,000 in the 2019 Quarter to approximately $19,000 in the 2020 Quarter. This is composed of interest incurred on the line of credit and other debt instruments held within the design segment.

Income Taxes

For the three months ended December 31, 2019, the Company generated a net loss of approximately $(82,000). The U.S. statutory tax rate for the fiscal year ending September 30, 2020 is 21%. The Company maintains a significant net operating loss carryforward and does not recognize income tax expense (benefit) as the Company’s deferred tax provision is offset by maintaining a full valuation allowance on the Company’s net deferred tax asset.

For the three months ended December 31, 2018, the Company generated a net loss of approximately $(531,000). The U.S. statutory tax rate for the fiscal year ended September 30, 2019 is 21%. The Company maintains a significant net operating loss carryforward and does not recognize income tax expense (benefit) as the Company’s deferred tax provision is offset by maintaining a full valuation allowance on the Company’s net deferred tax asset.

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

As of the filing date of this report, we had $1.1 million available under our $1.3 million Line of Credit. The Company has paid down the Line of Credit using available cash from operations. In January 2020, the maturity date on the $1.6 million Forward China promissory note was extended to March 17, 2020 (see Note 8 – Related Party Transactions). Although this note has been extended on multiple occasions to assist the Company with its liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility.

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

At December 31, 2019, our current ratio (current assets divided by current liabilities) was 1.4 compared to 1.4 at September 30, 2019; At December 31, 2019, our quick ratio (current assets less inventories divided by current liabilities) was 1.3 compared to 1.2 at September 30, 2019; At December 31, 2019, our working capital (current assets less current liabilities) was $3.3 million compared to $3.5 million at September 30, 2019. As of February 12, 2020, we had approximately $3.5 million of cash on hand.

Although we do not anticipate the need to purchase additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

During the three months ended December 31, 2019 and 2018, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

During the 2020 Quarter, cash used in operating activities of approximately $784,000 resulted from a net loss of $82,000, an increase in accounts receivable of approximately $560,000, a decrease in accounts payable of approximately $546,000, a decrease of deferred income of approximately $161,000, a decrease in lease liabilities of approximately $69,000, an increase in prepaid expenses and other current assets of approximately $48,000, partially offset by a decline in inventories of approximately $508,000, a decline in other assets of approximately $38,000, an increase in accrued expenses of approximately $20,000, in addition to the add-backs for depreciation and amortization of approximately $148,000 and share-based compensation of approximately $33,000, and the bad debt recovery of approximately $65,000.

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

Cash Flows from Investing Activities

In the 2020 Quarter, cash used in investing activities of approximately $6,000 resulted from purchases of property and equipment.

In the 2019 Quarter, cash used in investing activities of approximately $20,000 resulted from purchases of property and equipment.

Cash Flows from Financing Activities

In the 2020 Quarter, cash used in financing activities of approximately $234,000 consisted of $200,000 paid out on the deferred cash consideration, approximately $25,000 in repayments on notes payable and approximately $9,000 in repayments on capital equipment leases.

In the 2019 Quarter, cash provided by financing activities of approximately $857,000 consisted of $1,050,000 in borrowings on the Line of Credit, offset by $100,000 in repayments on the Line of Credit, approximately $79,000 in repayments on notes payable and approximately $14,000 in repayments on capital equipment leases.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 8 to the unaudited condensed consolidated financial statements contained herein.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity, plans to develop and market new products, anticipated synergies from the acquisition of IPS and working capital. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders, our ability to successfully market and sell products that we develop, our ability to successfully integrate IPS, failure to diversify the industries in which we sell our products, potential imposed tariffs or other restrictions placed on imports by the U.S. government, and continued pricing pressure on our products. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended September 30, 2019. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Changes in Internal Control Over Financial Reporting. Except for the Company’s design and implementation of certain controls related to the adoption of the new lease standard (ASC 842), there were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of December 31, 2019, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

Dated:  February 14, 2020

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

By: /s/ Michael Matte
Michael Matte
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1		Stock Purchase Agreement with Intelligent Product Solutions, Inc.	8-K	1/18/18	2.1
3.1		Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2		Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3		Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4		Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1		Promissory Note dated January 18, 2018 - Forward Industries (Asia-Pacific) (as amended and restated)				Filed
10.1		Buying Agency and Supply Agreement with Forward Industries (Asia-Pacific) Corporation dated as of September 9, 2015	10-K	12/16/15	10.7
10.1(a)		Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.1(b)		Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.1(c)		Amendment No. 3 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	5/15/19	10.1(c)
10.1(d)		Amendment No. 4 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-K	12/27/19	10.1(d)
31.1		Certification of Principal Executive Officer (Section 302)				Filed
31.2		Certification of Principal Financial Officer (Section 302)				Filed
32.1		Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101	.INS	XBRL Instance Document				Filed
101	.SCH	XBRL Taxonomy Extension Schema Document				Filed
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

