Form 10-Q
period 2020-03-31
Forward Industries, Inc.
filed 2020-06-25
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,533,851 shares as of June 22, 2020.

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

“2020 Quarter” refers to the three months ended March 31, 2020;

“2019 Quarter” refers to the three months ended March 31, 2019;

“2020 Period” refers to the six months ended March 31, 2020;

“2019 Period” refers to the six months ended March 31, 2019;

“Europe” refers to the countries included in the European Union;

“EMEA Region” refers to the geographic area encompassing Europe, the Middle East and Africa;

“APAC Region” refers to the Asia-Pacific Region, consisting of Australia, New Zealand, Hong Kong, Taiwan, China, South Korea, Japan, Singapore, Malaysia, Thailand, Indonesia, India, the Philippines and Vietnam;

“Americas” refers to the geographic area encompassing North America, Central America, and South America; and

“OEM” refers to Original Equipment Manufacturer.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2020	2019
	(Unaudited)	(Note 1)
Assets

Current assets:
Cash	$1,348,099	$3,092,813
Accounts receivable, net	7,368,884	6,695,120
Inventories	636,052	1,608,827
Prepaid expenses and other current assets	609,903	441,502

Total current assets	9,962,938	11,838,262

Property and equipment, net	213,181	243,002
Intangible assets, net	1,167,030	1,248,712
Goodwill	1,167,427	2,182,427
Investment	–	326,941
Operating lease right of use assets, net	3,490,049	–
Other assets	184,201	255,008

Total assets	$16,184,826	$16,094,352

Liabilities and shareholders' equity

Current liabilities:
Line of credit	$400,000	$1,300,000
Accounts payable	258,442	315,444
Due to Forward China	2,307,759	3,236,693
Deferred income	707,987	219,831
Notes payable	1,608,125	1,654,799
Capital leases payable - short-term portion	39,306	39,941
Deferred consideration	293,000	834,000
Operating lease liability - short-term portion	255,505	–
Accrued expenses and other current liabilities	642,516	694,972
Total current liabilities	6,512,640	8,295,680

Other liabilities:
Capital leases payable - long-term portion	10,585	26,438
Deferred rent	–	60,935
Operating lease liability - long-term portion	3,334,134	–
Total other liabilities	3,344,719	87,373

Total liabilities	9,857,359	8,383,053

Commitments and contingencies

Shareholders' equity:

Common stock, par value $0.01 per share; 40,000,000 shares authorized; 9,533,851 shares issued and outstanding	95,338	95,338
Additional paid-in capital	19,005,569	18,936,130
Accumulated deficit	(12,773,440)	(11,320,169)

Total shareholders' equity	6,327,467	7,711,299

Total liabilities and shareholders' equity	$16,184,826	$16,094,352

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019

Net Revenues	$7,931,377	$8,172,467	$16,324,231	$18,355,750
Cost of Sales	6,478,228	6,861,622	13,151,073	15,741,864
Gross Profit	1,453,149	1,310,845	3,173,158	2,613,886

Operating expenses:
Sales and marketing	479,461	428,376	1,014,633	897,975
General and administrative	1,625,385	1,957,530	2,839,351	3,271,499
Goodwill impairment	1,015,000	–	1,015,000	–
Total operating expenses	3,119,846	2,385,906	4,868,984	4,169,474

Loss from operations	(1,666,697)	(1,075,061)	(1,695,826)	(1,555,588)

Other income (expenses):
Fair value adjustment of earn-out consideration	350,000	–	350,000	–
Fair value adjustment of deferred cash consideration	(9,000)	–	(9,000)	–
Interest expense	(44,178)	(53,051)	(95,127)	(98,088)
Other expense	(1,739)	(2,793)	(3,318)	(7,756)
Total Other income (expense)	295,083	(55,844)	242,555	(105,844)

Net Loss	$(1,371,614)	$(1,130,905)	$(1,453,271)	$(1,661,432)

Net loss per basic common share	$(0.14)	$(0.12)	$(0.15)	$(0.17)
Net loss per diluted common share	$(0.14)	$(0.12)	$(0.15)	$(0.17)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,533,851	9,532,645	9,533,851	9,530,207
Diluted	9,533,851	9,532,645	9,533,851	9,530,207

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2019	9,533,851	$95,338	$18,936,130	$(11,320,169)	$7,711,299

Share-based compensation	–	–	33,179	–	33,179
Net loss	–	–	–	(81,657)	(81,657)

Balance - December 31, 2019	9,533,851	95,338	18,969,309	(11,401,826)	7,662,821

Share-based compensation	–	–	36,260	–	36,260
Net loss	–	–	–	(1,371,614)	(1,371,614)

Balance - March 31, 2020	9,533,851	$95,338	$19,005,569	$(12,773,440)	$6,327,467

Balance - September 30, 2018	9,533,851	$95,338	$18,720,396	$(7,716,139)	$11,099,595

Share-based compensation	–	–	11,794	–	11,794
Net loss	–	–	–	(530,527)	(530,527)

Balance - December 31, 2018	9,533,851	95,338	18,732,190	(8,246,666)	10,580,862

Share-based compensation	–	–	136,096	–	136,096
Net loss				(1,130,905)	(1,130,905)

Balance - March 31, 2019	9,533,851	$95,338	$18,868,286	$(9,377,571)	$9,586,053

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(1,453,271)	$(1,661,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	69,439	147,890
Depreciation and amortization	297,244	156,668
Bad debt expense (recovery)	(109,914)	407,765
Deferred rent	–	1,624
Change in fair value of earn-out consideration	(350,000)	–
Change in fair value of deferred cash consideration	9,000	–
Goodwill impairment	1,015,000	–
Impairment of investment	326,941	–
Changes in operating assets and liabilities:
Accounts receivable	(563,850)	794,580
Inventories	972,775	135,745
Prepaid expenses and other current assets	(168,401)	(366,035)
Other assets	70,806	(276,518)
Accounts payable and due to Forward China	(985,936)	(2,060,530)
Deferred income	488,156	(54,092)
Operating lease liabilities	(139,702)	–
Accrued expenses and other current liabilities	(32,632)	11,014
Net cash used in operating activities	(554,345)	(2,763,321)

Cash Flows From Investing Activities:
Purchases of property and equipment	(27,207)	(24,178)
Net cash used in investing activities	(27,207)	(24,178)

Cash Flows From Financing Activities:
Proceeds from line of credit borrowings	200,000	1,250,000
Repayment of line of credit borrowings	(1,100,000)	(300,000)
Repayment of notes payable	(46,674)	(120,803)
Repayments on capital equipment leases	(16,488)	(25,399)
Payment of deferred cash consideration	(200,000)	–
Net cash provided by (used in) financing activities	(1,163,162)	803,798

Net decrease in cash	(1,744,714)	(1,983,701)
Cash at beginning of period	3,092,813	4,369,866
Cash at end of period	$1,348,099	$2,386,165
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$95,127	$66,087
Cash paid for taxes	$1,524	$37,859

Supplemental Disclosures of Non-Cash Information:
ROU assets from the adoption of ASC 842	$3,648,582	$–
Lease liabilities arising from obtaining ROU assets	$3,729,341	$–

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

As a result of the expansion of the design development capabilities through its wholly owned subsidiary, IPS (acquired in January 2018), the Company is now able to introduce proprietary products to the market from concepts brought to it from a number of different sources, both inside and outside the Company.

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

IMPACT OF COVID-19

While the COVID-19 pandemic has had a minimal impact on our financial results through March 31, 2020, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving and could be significant. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may negatively impact our results of operations, cash flows and financial position as well as our customers, and their ability to make payment. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Part II, Item 1A — Risk Factors” in this Quarterly Report for a description of the material risks that the Company currently faces in connection with COVID-19. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in “Part I, Item 1A — Risk Factors” included in the Company’s Annual Report for the year ended September 30, 2019.

As a result of revenue and earnings shortfall for the 2020 Quarter, due in part to the impact of COVID-19 and the related future uncertainty, the Company has revised the outlook for the remainder of the year and long-term outlook. This new outlook has impacted the Company’s carrying value of Goodwill (see Note 4). Looking ahead to the remainder of 2020, our visibility is limited due to the uncertainty surrounding the duration and ultimate impact of COVID-19 and the mitigation measures that are implemented by governmental authorities. We also expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2          ACCOUNTING POLICIES

Accounting Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

The worldwide spread of COVID-19 has resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and general business operations for an unknown period of time until the disease is contained. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain, and as of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or adjust the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our condensed consolidated financial statements.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly-owned subsidiaries (Forward US, Forward Switzerland, Forward UK and IPS). All significant intercompany transactions and balances have been eliminated in consolidation. Intercompany revenues of approximately $12,000 and $28,000, respectively, for the three and six months ended March 31, 2020 and approximately $5,000 and $206,000, respectively, for the three and six months ended March 31, 2019, related to design and marketing work performed by IPS for Forward have been eliminated in consolidation.

The Company incurred a net loss of approximately $1.5 million for the six months ended March 31, 2020, generated negative cash flow from operations of approximately $0.5 million and have an accumulated deficit of approximately $12.8 million as of March 31, 2020. We believe our existing cash balance and working capital will be sufficient to meet our liquidity needs at least through June 30, 2021.

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

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other.” The Company has two reporting units for purposes of evaluating goodwill impairment and management performs our annual goodwill impairment test on September 30, at the end of the fiscal year or at interim upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform the impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will compare the fair value of the reporting unit with its carrying amount, including goodwill. During the three months ended March 31, 2020, management revised the forward-looking projections due to lower than anticipated revenue during the quarter ended March 31, 2020 and the potential impact of COVID-19 on future periods. As a result of the lower projections, management determined a triggering event had occurred and undertook a review of the goodwill and intangible assets valuations (see Note 4). Management determined that an impairment was more likely than not to have occurred. See Note 4 of the Notes to the condensed consolidated financial statements for more discussion regarding the interim goodwill impairment test. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill.

Intangible Assets

Intangible assets include trademark and customer relationships, which were acquired as part of the acquisition of IPS in January 2018 and are recorded based on the estimated fair value in purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no impairments of intangible assets at March 31, 2020.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. As of March 31, 2020, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2          ACCOUNTING POLICIES (Continued)

Revenue Recognition

Distribution Segment

The Company generally recognizes revenue in its distribution segment when: (i) finished goods are shipped to our distribution customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale, i.e., transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. The Company defers revenue, contract liabilities, when it receives consideration before achieving the criteria previously mentioned. As of March 31, 2020 and September 30, 2019, there were no contract liabilities relating to the distribution segment.

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

Recognized revenues that will not be billed until a later date, or Contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. Contract assets at March 31, 2020 and September 30, 2019 were approximately $711,000 and $611,000, respectively. Contracts where collections to date have exceeded recognized revenues, or Contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. Contract liabilities at March 31, 2020 and September 30, 2019 were approximately $708,000 and $220,000, respectively.

Share-Based Compensation Expense

The Company recognizes employee and director share-based compensation in its condensed consolidated statements of operations and comprehensive loss at the grant date based on the fair value of stock options and other equity based compensation. The determination of stock option grant date fair value is estimated using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards. See Note 6 - Share-Based Compensation. In addition, the Company recognizes share-based compensation to non-employees based upon the fair value, using the Black-Scholes option pricing model, determined at the deemed measurement dates over the related contract service period.

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

The Company adopted Accounting Standards Codification ("ASC") 842, "Leases" ("ASC 842") effective October 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The Company elected the practical expedients that allow the Company to carry forward the historical lease classification. At adoption, the Company elected the following practical expedients: (1) the "package of practical expedients", pursuant to which the Company did not need to reassess its prior conclusions about lease identification, lease classification and initial direct costs, (2) creation of an accounting policy for short-term leases resulting in lease payments being recorded as an expense on a straight-line basisover the lease term, and (3) to account separately for lease and non-lease components for all leases. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liability related to operating leases.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2          ACCOUNTING POLICIES (Continued)

In the first quarter of 2019, the Company adopted FASB ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The adoption of ASU 2016-16 did not have an impact to the condensed consolidated financial statements due to the Company’s maintenance of a full valuation allowance on the Company’s net deferred tax asset.

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

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”)”, which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that determination of some or all of the income tax effects from the Tax Cuts and Jobs Act may be incomplete by the due date of the condensed consolidated financial statements and, if possible, provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118.

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. The accounting requirements for nonemployee and employee share-based payment transactions had previously been significantly different. ASU 2018-07 expands the scope of Topic 718, “Compensation — Stock Compensation” (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees.” The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, “Revenue from Contracts with Customers.” The Company adopted ASU 2018-07 effective October 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2          ACCOUNTING POLICIES (Continued)

In November 2019, the FASB issued ASU 2019-08, “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606).” ASU 2019-08 is an accounting pronouncement which expands the scope of ASC Topic 718 to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. The pronouncement is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on its condensed consolidated financial statements along with the effects of ASU 2018-07 noted above.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU 2019-11 amendment provides clarity and improves the codification to ASU 2016-03. The pronouncement would be effective concurrently with the adoption of ASU 2016-03. The pronouncement is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on its condensed consolidated financial statements.

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

The deferred compensation of $293,000 on our condensed consolidated balance sheets as of March 31, 2020 is the present value of a $300,000 payment due on September 30, 2020 per the Stock Purchase Agreement as part of the acquisition price of IPS. The earn-out consideration portion was adjusted down in the 2020 Quarter from a fair value of $350,000 to $0 due to the low likelihood of reaching the EBITDA targets as outlined in the Stock Purchase Agreement.

The following table presents the placement in the fair value hierarchy and summarizes the changes for the three and six months ended March 31, 2020:

		Fair value measurement at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

September 30, 2019:	$834,000	$–	$–	$834,000

Payout of deferred cash consideration	(200,000)			(200,000)

December 31, 2019:	634,000	–	–	634,000

Decrease in fair value of earn-out consideration	(350,000)			(350,000)
Increase in fair value of deferred cash consideration	9,000			9,000

March 31, 2020:	$293,000	$–	$–	$293,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3          FAIR VALUE MEASUREMENTS (Continued)

The cost method investment of $326,941 on our condensed consolidated balance sheet as of September 30, 2019 is common stock received from a customer as compensation for product design services provided by the Company. The shares represent approximately a less than 2% ownership interest in the customer. Management has determined that the inputs used to value the common stock, at the date of the initial valuation, are observable, either directly or indirectly, and therefore classified as a Level 2 valuation. Pursuant to ASC 820, the transaction price of the cash financing round establishes the fair value of the common stock received as consideration unless one of the following conditions exists:

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

On January 21, 2020, the Company executed a non-negotiable promissory note with the same design segment customer in which we are invested to recover approximately $1.6 million in accounts receivable which had been reserved as bad debt in fiscal 2019. The principal sum of the note is approximately $1,626,000. Beginning on April 1, 2020, monthly interest and principal payments, based on a one-year amortization schedule, were due and payable in arrears on the first day of the month until March 1, 2021. Interest shall accrue at a rate of 8% per annum. To date, we have not received any payments of principal or interest. The note receivable is also reserved and has a net zero balance on the Company’s condensed consolidated balance sheet.

As a result of default of the promissory note and the impact of COVID-19, as well as recent performance of the business in which the Company is invested, including the inability to generate revenue, management has concluded the investment is impaired and has fully reserved for the investment as of March 31, 2020. The impairment charge of approximately $327,000 is included in the general & administrative expenses of the condensed consolidated statement of operations and comprehensive loss.

NOTE 4          GOODWILL

The Company has recorded intangible assets, such as goodwill, trademark, and customer relationships on the IPS reporting unit’s books and accounts for these in accordance with ASC 350, “Intangibles-Goodwill and Other.” ASC 350 requires an annual test of goodwill and indefinite-lived assets for impairment, unless circumstances dictate more frequent assessments.

During the three months ended March 31, 2020, the Company experienced triggering events that resulted in the Company testing its goodwill for impairment. Those triggering events include the reduction in fair value of the deferred earn-out compensation discussed in Note 3 and revised revenue and operational projections for the remainder of the fiscal year and future periods. Based on these factors, Management concluded that it was more likely than not that the fair value has declined below the carrying amount for the IPS reporting unit. Management then engaged with a valuation firm to calculate the impairment charge by comparing the fair value of a reporting unit with its carrying amount. With the support of the external valuation firm, management determined the reporting unit’s fair value to be below the carrying value by $1,015,000 and an impairment charge was recognized for the amount for the period ended March 31, 2020. Fair value of the reporting unit was determined using Level 3 inputs, which is a combination of asset-based, income and market approaches. These estimates and assumptions include discount rate, terminal growth rate, selection of peer group companies and control premium applied as well as forecasts of revenue growth rates, gross margins, operating margins, and working capital requirements. Any changes in the judgments, estimates, or assumptions used could produce significantly different results.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4          GOODWILL (Continued)

Below is the rollforward of goodwill for IPS, the only reporting unit with goodwill.

	IPS	Consolidated

September 30, 2019:	$2,182,427	$2,182,427

Goodwill impairment	(1,015,000)	(1,015,000)

March 31, 2020:	$1,167,427	$1,167,427

NOTE 5          SEGMENT INFORMATION

The Company, post IPS acquisition, conducts its business through two operating segments, which are also its reportable segments:

•      Distribution and

•      Design

Segment operating loss reflects results before shared corporate and unallocated administrative expenses and income taxes. Shared corporate and unallocated administrative expenses principally consist of costs for corporate and administrative support functions.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Revenue
Distribution	$4,623,895	$4,769,558	$9,320,138	$11,050,284
Design	3,307,482	3,402,909	7,004,093	7,305,466
Total Revenue	7,931,377	8,172,467	16,324,231	18,355,750

Cost of Sales
Distribution	4,062,864	4,017,886	8,156,182	9,312,318
Design	2,415,364	2,843,736	4,994,891	6,429,546
Total Cost of Sales	6,478,228	6,861,622	13,151,073	15,741,864

Segment Operating Income (loss) from operations
Distribution	(378,012)	(616,784)	(821,201)	(610,787)
Design	(1,288,685)	(458,277)	(874,625)	(944,801)
Total Income (loss) from operations	(1,666,697)	(1,075,061)	(1,695,826)	(1,555,588)

Other expenses
Distribution	307,262	(34,794)	273,682	(71,758)
Design	(12,179)	(21,050)	(31,127)	(34,086)
Total Other expenses	295,083	(55,844)	242,555	(105,844)

Income (loss) before income taxes
Distribution	(70,750)	(651,578)	(547,519)	(682,545)
Design	(1,300,864)	(479,327)	(905,752)	(978,887)
Total Income (loss) before income taxes	$(1,371,614)	$(1,130,905)	$(1,453,271)	$(1,661,432)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5          SEGMENT INFORMATION (Continued)

The following table presents total assets by operating segment:

	March 31,	September 30,
	2020	2019

Distribution	$7,227,850	$9,554,465
Design	8,956,976	6,539,887
Total assets	$16,184,826	$16,094,352

NOTE 6           SHARE-BASED COMPENSATION

Stock Options

On February 11, 2020, the Company granted five-year options to directors to purchase an aggregate of 248,019 shares of common stock at an exercise price of $1.13 per share. The shares vest one year from the grant date. The options had an aggregate grant date fair value of $144,999, which is being amortized over the vesting period of the options.

The options granted during the period ended March 31, 2020 had a weighted average grant date value of $0.58 per share.

On February 5, 2019, the Company granted five-year options to three non-employee directors to purchase an aggregate of 150,021 shares of common stock at an exercise price of $1.54 per share. The shares vested one year from the grant date. The options had an aggregate grant date fair value of $120,000, which was amortized over the vesting period of the options.

On February 5, 2019, the Company granted five-year immediately vesting options to two non-employee directors to purchase an aggregate of 140,460 shares of common stock at an exercise price of $1.54 per share. The options had an aggregate grant date fair value of $107,800, which was recognized immediately.

The options granted during the period ended March 31, 2019 had a weighted average grant date value of $0.78 per share.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6          SHARE-BASED COMPENSATION (Continued)

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2020	2019	2020
Expected term (years)	3.00	2.50-2.75	3.00	2.50-2.75
Expected volatility	79.0%	82.0%	79.0%	82.0%
Risk-free interest rate	1.39%	2.53%	1.39%	2.53%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Estimated annual forfeiture rate	0%	0%	0%	0%

The following table summarizes stock option activity during the six months ended March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2019	812,879	$1.69
Granted	248,019	1.13
Exercised	–	–
Forfeited	(56,501)	2.41
Expired	–	–
Outstanding, March 31, 2020	1,004,397	$1.51	3.9	$26,800

Exercisable, March 31, 2020	736,688	$1.64	3.6	$26,800

The following table provides additional information regarding stock option awards that were outstanding and exercisable at March 31, 2020:

Options Outstanding			Options Exercisable
Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.64 to $1.23	$1.05	325,519	$0.80	4.6	77,500
$1.44 to $1.67	1.51	605,378	1.49	3.8	585,688
$2.73 to $2.73	2.73	11,000	2.48	1.4	11,000
$3.73 to $3.79	3.74	62,500	3.74	0.9	62,500
		1,004,397		3.6	736,688

The Company recognized compensation expense of approximately $36,000 and $135,000 during the three months ended March 31, 2020 and 2019, respectively, and approximately $69,000 and $145,000 during the six months ended March 31, 2020 and 2019, respectively, for stock option awards in its condensed consolidated statements of operations and comprehensive loss.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6          SHARE-BASED COMPENSATION (Continued)

As of March 31, 2020, there was approximately $133,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.9 years.

Restricted Stock Awards

The Company recognized compensation expense of approximately $0 and $1,000 during the three months ended March 31, 2020 and 2019, respectively, and approximately $0 and $3,000 during the six months ended March 31, 2020 and 2019, respectively, for restricted stock awards in its condensed consolidated statements of operations and comprehensive loss. As of March 31, 2020, there was no unrecognized compensation expense related to nonvested restricted stock awards.

NOTE 7          LOSS PER SHARE

Basic loss per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted loss per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(1,371,614)	$(1,130,905)	$(1,453,271)	$(1,661,432)

Denominator:
Weighted average shares outstanding - basic	9,533,851	9,532,645	9,533,851	9,530,207

Effects of dilutive securities:
Assumed exercise of stock options, treasury stock method	–	–	–	–
Assumed vesting of restricted stock, treasury stock method	–	–	–	–
Weighted average dilutive potential common shares	–	–	–	–

Weighted average shares outstanding - diluted	9,533,851	9,532,645	9,533,851	9,530,207

Basic loss per share	$(0.14)	$(0.12)	$(0.15)	$(0.17)

Diluted loss per share	$(0.14)	$(0.12)	$(0.15)	$(0.17)

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	As of March 31,
	2020	2019
Options	1,004,397	815,547
Warrants	151,335	151,335
Total potentially dilutive shares	1,155,732	966,882

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8          CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

For the three and six months ended March 31, 2020 and 2019, the Company had significant customers with individual percentage of total revenues equaling 10% or greater. The risk of collecting on Accounts Receivable for all customers is enhanced as a result of the economic impact of the COVID-19 pandemic. The concentrations of revenues and accounts receivable for each reporting segment are as follows:

Distribution Segment Revenues Concentration

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Customer 1	15.9%	29.9%	23.6%	28.7%
Customer 2	37.0%	28.7%	35.6%	30.0%
Customer 3	20.5%	15.3%	16.9%	14.6%
Customer 4	11.6%	11.1%	8.3%	10.3%
Totals	85.0%	85.0%	84.4%	83.6%

Design Segment Revenues Concentration

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Customer 1	13.6%	23.2%	18.4%	18.6%
Customer 2	16.3%	7.9%	12.8%	10.5%
Customer 3	–	1.4%	–	11.4%
Customer 4	21.1%	–	15.4%	–
Customer 5	8.6%	5.1%	10.6%	4.0%
Totals	59.6%	37.6%	57.2%	44.5%

At March 31, 2020 and September 30, 2019, concentrations of accounts receivable with significant customers representing 10% or greater of segment accounts receivable were as follows:

Distribution Segment Accounts Receivable Concentration

	March 31, 2020	September 30, 2019
Customer 1	21.8%	21.2%
Customer 2	28.7%	29.0%
Customer 3	23.2%	23.6%
Customer 4	12.6%	15.7%
Totals	86.3%	89.5%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8          CONCENTRATIONS (Continued)

Design Segment Accounts Receivable Concentration

	March 31, 2020	September 30, 2019
Customer 1	9.7%	33.7%
Customer 2	36.1%	5.9%
Customer 3	14.2%	8.8%
Totals	60.0%	48.4%

NOTE 9          RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Supply Agreement was scheduled to expire on March 8, 2019, subject to renewal. Terence Bernard Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recognized approximately $339,000 and $344,000 during the three months ended March 31, 2020 and 2019, respectively, and approximately $676,000 and $703,000 during the six months ended March 31, 2020 and 2019, respectively, in service fees paid to Forward China, which are included as a component of cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss. Effective October 22, 2019, the Company extended the term of the supply agreement to October 22, 2020 under the same terms, substantially.

Promissory Note

On January 18, 2018, the Company issued a $1.6 million promissory note payable to Forward China in order to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum. Monthly interest payments commenced on February 18, 2018. The original maturity date was January 18, 2019 and has been extended to July 17, 2020. The maturity date of the note has been extended on several occasions to assist the Company with liquidity. For the three and six months ended March 31, 2020 and 2019, the Company made approximately $32,000 and $64,000, respectively, in interest payments associated with the note. The $1.6 million note payable is included as a component of the notes payable - short-term portion line of the accompanying condensed consolidated balance sheets.

Related Party Sales

The Company’s design division provided services to a customer whose Chief Operating and Financial Officer and equity owner is an immediate family member of a director on the Company’s board and a member on the Board’s Audit and Compensation committees. The Company sold approximately $6,000 and $58,000 in design services to the customer for the three months ended March 31, 2020 and 2019, respectively, and $44,000 and $58,000 for the six months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and September 30, 2019, there were outstanding receivables of approximately $0 and $9,000, respectively, from the customer.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10          LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2020, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11          LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with TD Bank which was renewed at the discretion of the lender on April 30, 2019. The maturity date has been extended by the lender to August 29, 2020. The line of credit was amended and modified on September 28, 2018 to extend the line of credit limit from $1,000,000 to $1,300,000 and repayment was guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate at March 31, 2020 and September 30, 2019 was 4.0% and 5.75%, respectively. As of March 31, 2020, the Company had $900,000 available under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. With a net loss for the six months ended March 31, 2020 of approximately $875,000 for IPS, there is a likely risk of failing covenant testing at year end. As such, the lender may demand payment in full upon default. As of September 30, 2019, the Company was in violation of the required debt-service ratio covenants. The Company was granted a waiver of the violation from the lender.

NOTE 12          DEBT

On April 1, 2016, IPS entered into a term loan with a lender in the amount of $325,000. The loan matures on April 1, 2020 and bears interest at a rate of 4.215% per annum. Interest and principal of $7,378 is paid on a monthly basis through maturity. This loan is secured by all of the IPS’ assets and is guaranteed by the Company. Outstanding balance as of March 31, 2020 and September 30, 2019 was approximately $7,000 and $52,000, respectively. The loan was paid off in early April 2020 per the agreement. The agreement contains certain restrictive covenants measured annually. As of September 30, 2019, the Company was in violation of the required debt-service ratio covenants. The Company was granted a waiver of the violation from the lender.

On December 11, 2017, IPS entered into an installment payment financing arrangement with a lender in the amount of approximately $23,000. IPS makes monthly payments of $1,035, which includes an implied interest rate of 9.5%, for 24 months. The last payment was made in December 2019. The loan balance was $0 and approximately $3,000 at March 31, 2020 and September 30, 2019, respectively.

NOTE 13          MOONI AGREEMENT

On January 29, 2019, the Company entered into a three-year Distribution Agreement (the “Agreement”) with Mooni International AB (“Mooni”) and its owner, Staffan Bern (the “Owner”). In accordance with the Agreement, the Company: (i) was appointed as the exclusive distributor of Mooni's current and future products (including future products developed or offered by Mooni and/or the Owner) in North America, (ii) subject to certain repayment requirements, paid $400,000 to Mooni, and (iii) was granted an option to purchase a controlling interest of Mooni at a valuation not to exceed $5 million which, if exercised, would be effective on the 12-month anniversary of the effective date of the Agreement. This option was not exercised. Additionally, Forward China, a company owned by Terence Wise, the Company's Chairman and Chief Executive Officer, was named the designated supplier under the Agreement. As of March 31, 2020, the unamortized fee of approximately $244,000 is included in prepaid expenses and other current assets and other assets for the short-term and long-term components, respectively, in the accompanying condensed consolidated balance sheets. Amortization of the cost for the three and six months ended March 31, 2020 of approximately $33,000 and $67,000, respectively, is included in the Sales and Marketing expenses in the accompanying condensed consolidated statement of operations and comprehensive loss.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14          LEASES

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

IPS leases office space in Hauppauge, New York under a non-cancelable lease agreement expiring in February 2027. The monthly rent payment is approximately $29,000, which includes power utilities.

IPS leases office space in Ronkonkoma, New York under a three-year agreement expiring in January 2022. The monthly rent payment is $4,400.

As of March 31, 2020, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expense for the three months ended March 31, 2020 and 2019 was approximately $122,000 and $134,000, respectively, and is recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. Total operating lease expense for the six months ended March 31, 2020 and 2019 were approximately $255,000 and $249,000, respectively, and are recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Supplemental cash flows information related to leases was as follows:

	Six Months Ended March 31, 2020
Weighted Average Remaining Lease Term
Operating leases	11.51	Years
Finance leases	1.08	Years

Weighted Average Discount Rate
Operating leases	5.75%
Finance leases	5.75%

Future minimum payments under non-cancellable operating leases as of March 31, 2020 were as follows:

For the Years Ending September 30,	Amount
2020	$249,400
2021	413,332
2022	380,389
2023	375,732
2024	385,640
Thereafter	3,200,193
Total future minimum lease payments	$5,004,686

Less: amount representing imputed interest	(1,415,047)

Total	3,589,639

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14          LEASES (Continued)

Finance Leases

The Company, specifically IPS, leases computer equipment through various finance lease agreements expiring through January 2022. Amortization expense related to assets under finance leases were $10,982 and $22,989 during the three and six months ended March 31, 2020, respectively. Interest expense related to assets under finance leases were $828 and $1,856 during the three and six months ended March 31, 2020, respectively.

Future minimum payments under non-cancellable operating leases as of March 31, 2020 were as follows:

For the Years Ending September 30,	Amount
2020	$25,315
2021	22,990
2022	5,632
Total future minimum lease payments	53,937

Less: amount representing imputed interest	(3,956)

Total	49,981

NOTE 15          SUBSEQUENT EVENTS

On April 18, 2020, the Company entered into a loan with TD Bank, N.A. in an aggregate principal amount of approximately $1.4 million under the Paycheck Protection Program (the “PPP Loan”) pursuant to the recently enacted U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan matures two years from the date of the note on April 18, 2022 and bears an interest rate of 1.00% per annum. The Company must pay monthly principal and interest payments on the outstanding principal balance of the PPP Loan amortized over the term of the loan beginning seven months from the month this Note is dated until the Maturity Date when the entire principal balance remaining unpaid, along with all accrued and unpaid interest, shall be due and payable in full. This loan is unsecured, and the Company may apply for forgiveness of the loan in accordance with the terms of the CARES Act. Subsequent to receiving the loan, the Company amended the loan application to address certain inconsistencies. The application is subject to review by the Small Business Administration.

The Company has entered into a non-binding letter of intent to acquire all of the assets of a design-development company focused on products in the medical industry, for consideration of cash, assumption of liabilities and stock in the aggregate of up to approximately $1.5 million.  The Company can provide no assurance that the transaction will close and, if so, it will close on the terms disclosed herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.  The following discussion and analysis compares our consolidated results of operations for the three and six months ended March 31, 2020 (the “2020 Quarter” and “2020 Period”, respectively) with those for the three and six months ended March 31, 2019 (the “2019 Quarter” and “2019 Period”, respectively).  All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

As a result of the expansion of the design development capabilities through its wholly owned subsidiary, IPS, the Company has begun introducing proprietary products to the market from concepts brought to it from a number of different sources. The Company provides clients, both big and small, a true, authentic "one-stop shop" for product design, development, distribution and manufacturing solutions.

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

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus had resulted in a world-wide pandemic. The U.S. economy has been largely shut down by mass quarantines and government mandated stay-in-place orders (the “Orders”) to halt the spread of the virus. These Orders have required substantially all of our employees to work from home.

In certain jurisdictions, the Orders are beginning to be relaxed, but considerable uncertainty remains about the ultimate impact on our business. Even if the Orders are lifted, there is no assurance that they will not be reinstated if the spread of COVID-19 resumes. While the current business disruption is expected to be temporary, the long-term financial impact on our business cannot be reasonably estimated at this time.

Variability of Revenues and Results of Operations

Because a high percentage of our net revenues is highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time. Since the acquisition of IPS, the variability has diminished to a certain extent.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

The results of operations disclosed below presents Forward’s distribution business and IPS’ design segments as distinct operating units. Management continues to expand our retail efforts for the distribution segment in an attempt to improve profitability. Management believes the profitability for the design segment will continue to improve as the Company streamlines operating expenses.

Net Income (Loss)

Distribution Segment

Distribution segment net loss was approximately $(71,000) in the 2020 Quarter compared to net loss of approximately $(651,000) in the 2019 Quarter. Net loss in the 2020 Quarter was primarily due to a decline in sales and gross profit offset by a fair value adjustment to the earn-out and deferred cash components of the deferred compensation as discussed in Note 3 of $341,000, as reflected in the table below.

Design Segment

Design segment net loss was approximately $(1,301,000) in the 2020 Quarter compared to a net loss of approximately $(480,000) in the 2019 Quarter. Net loss in the 2020 Quarter was primarily due to the goodwill impairment loss of $(1,015,000) discussed in Note 4 of the Notes to the Condensed Consolidated Statements of Operations, and, to a lesser extent, a reduction in revenue and an increase in operating expenses in addition to a write-down of an investment as discussed in Note 3 of approximately $327,000.

	Main Components of Net Loss
	(amounts in thousands)
	2020 Quarter			2019 Quarter			Increase Decrease
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$7,931	$4,624	$3,307	$8,173	$4,770	$3,403	$(242)
Gross profit	$1,453	$561	$892	$1,311	$752	$559	$142
Less:
Sales and marketing expenses	480	351	129	428	315	113	52
General and administrative expenses	1,625	588	1,037	1,958	1,053	905	(333)
Goodwill impairment	1,015	–	1,015	–	–	–	1,015
Operating loss	(1,667)	(378)	(1,289)	(1,075)	(616)	(459)	(592)
Other income (expenses)	295	307	(12)	(56)	(35)	(21)	351
Net loss	$(1,372)	$(71)	$(1,301)	$(1,131)	$(651)	$(480)	$(241)

Basic and diluted loss per share was $(0.14) per share for the 2020 Quarter and $(0.12) per share for the 2019 Quarter.

Net Revenues

Distribution Segment

Net revenues in the distribution segment declined approximately $0.15 million, or 3%, to $4.62 million in the 2020 Quarter from $4.77 million in the 2019 Quarter as a result of a reduction in Diabetic product line revenue slightly offset by a marginal increase in Other Product revenue. The following tables set forth revenues by channel, product line and geographic location of our Distribution segment customers for the periods indicated:

	Net Revenues for 2020 Quarter
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$1,904	$842	$1,342	$4,088
Other products	33	166	337	536
Total net revenues	$1,937	$1,008	$1,679	$4,624

	Net Revenues for 2019 Quarter
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$1,717	$1,395	$1,153	$4,265
Other products	71	277	157	505
Total net revenues	$1,788	$1,672	$1,310	$4,770

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

Revenues from Diabetic Products declined approximately $0.2 million, or 4%, to approximately $4.1 million in the 2020 Quarter from approximately $4.2 million in the 2019 Quarter. This decline was due to combination of reduced demand and pricing pressures from most of our major Diabetic Products customers.

The following table sets forth our distribution segment net revenues by Diabetic Products customer for the periods indicated:

	(amounts in thousands)
	2020 Quarter	2019 Quarter	Increase (Decrease)
Diabetic Products Customer A	$735	$1,424	$(689)
Diabetic Products Customer B	1,709	1,367	342
Diabetic Products Customer C	948	802	146
Diabetic Products Customer D	537	528	9
All other Diabetic Products Customers	159	144	15
Totals	$4,088	$4,265	$(177)

Revenues from Diabetic Products represented 88% of our net revenues in the 2020 Quarter compared to 89% of our net revenues in the 2019 Quarter.

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

Revenues from Other Products increased approximately $31,000 to approximately $536,000 in the 2020 Quarter from approximately $505,000 in the 2019 Quarter. Notable fluctuations include an increase in sales to the following customers: An OEM handbag customer for $109,000, a medical diagnostics company for $73,000, partially offset by a decline in sales to a sales and marketing customer for $60,000 and other customers that were not material individually or in the aggregate. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

Revenues from Other Products represented 12% of our net revenues in the 2020 Quarter compared to 11% of our net revenues in the 2019 Quarter.

Design Segment

Net revenues in the design segment declined approximately $96,000, or 3%, to approximately $3.3 million in the 2020 Quarter from approximately $3.4 million in the 2019 Quarter. The following table sets forth our design segment net revenues by major customers for the 2020 Quarter:

	(amounts in thousands)
	2020 Quarter	2019 Quarter	Increase (Decrease)
Design Segment Customer A	$452	$789	$(337)
Design Segment Customer B	4	510	(506)
Design Segment Customer C	540	271	269
Design Segment Customer D	–	49	(49)
Design Segment Customer E	287	173	114
Design Segment Customer F	700	–	700
All other Design Segment Customers	1,324	1,611	(287)
Totals	$3,307	$3,403	$(96)

Gross Profit

Distribution Segment

Gross profit for the distribution segment declined approximately $191,000, or 25%, to approximately $561,000 in the 2020 Quarter from approximately $752,000 in the 2019 Quarter as a result of a result of a shift to lower-margin cases and pricing pressures from customers. As a percentage of revenues, our gross margin decreased to 12.8% in the 2020 Quarter from 15.8% in the 2019 Quarter. The decline in margin in the 2020 Quarter from the 2019 Quarter is a result of pricing pressures and product mix weighing heavier on lower margin diabetic cases.

Design Segment

Gross Profit for the design segment increased approximately $333,000, or 60%, to approximately $892,000 in the 2020 Quarter from approximately $559,000 in the 2019 Quarter. Gross Profit as a percentage of revenue was 27% for the design segment for the 2020 Quarter compared to 16.4% in the 2019 Quarter. Gross Profit percentage in the 2020 Quarter has been enhanced by result of efficient management of projects and is closer to a normal run rate than the 2019 Quarter. The gross profit as a percentage of revenue for the 2019 Quarter was significantly lower than historical performance for the design segment of our business as a result of project overruns for two significant customers in the 2019 Quarter. Depreciation expense was approximately $28,000 and $22,000 for the 2020 Quarter and 2019 Quarter, respectively. Depreciation expense is allocated to Cost of Sales in the design segment.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment increased approximately $76,000, or 24%, to approximately $391,000 in the 2020 Quarter from approximately $315,000 in the 2019 Quarter. The increase was primarily due to the additional operating expenses related to the pursuit of retail sales channels of approximately $101,000, partially offset by the reduction of an OEM salesperson and associated expenses of approximately $54,000 in our Switzerland office. Management anticipates these selling expenses to rise as we gain more traction in the retail outlets as commissions expense will increase, proportionally, and other related expenses will increase as sales rise. Other fluctuations were not material individually or in the aggregate.

Design Segment

Sales and marketing expenses for the design segment decreased approximately $16,000, or 5%, to approximately $129,000 in the 2020 Quarter from $113,000 in the 2019 Quarter. Sales and marketing expenses increased due to the addition of new sales representatives offset by a reduction in sales commissions and sales promotions. Other fluctuations were immaterial individually and in the aggregate.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment decreased approximately $465,000, to approximately $588,000 in the 2020 Quarter from approximately $1,053,000 in the 2019 Quarter. This was primarily due to a decline in legal fees related to the SEC investigation of approximately $251,000, which included an insurance settlement recovery of fees of approximately $80,000, a reduction in bad debt expense of approximately $159,000, and a $94,000 reduction in Director’s share-based compensation. Fluctuations in other components of “General and Administrative Expenses” were not material individually or in the aggregate.

Design Segment

General and administrative expenses for the design segment increased approximately $132,000, or 15%, to $1,037,000 in the 2020 Quarter from approximately $905,000 in the 2019 Quarter. The increase is driven by the investment impairment discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements of $327,000 partially offset by a reduction in bad debt expense of approximately $200,000. Fluctuations in other components of “General and Administrative Expenses” were not material individually or in the aggregate.

Other Income (Expenses)

Distribution Segment

Other income (expenses) for the distribution segment increased approximately $342,000 from approximately $35,000 in expense in the 2019 Quarter to $307,000 in income in the 2020 Quarter. This is due to net fair value adjustments of $341,000 to the purchase consideration components discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Design Segment

Other income (expenses) in the design segment decreased approximately $9,000 from $21,000 in expense in the 2019 Quarter to $12,000 in expense in the 2020 Quarter. This is composed of interest incurred on the line of credit and other debt instruments held within the design segment.

Income Taxes

For the three months ended March 31, 2020, the Company generated a net loss of approximately $(1,371,000). The U.S. statutory tax rate for the fiscal year ending September 30, 2020 is 21%. The Company maintains significant net operating loss carryforwards and does not recognize income tax expense (benefit) as the Company’s deferred tax provision is offset by maintaining a full valuation allowance on the Company’s net deferred tax asset.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2020 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2019

Net Income (Loss)

Distribution Segment

Distribution segment net loss before taxes was approximately $(547,000) in the 2020 Period compared to net loss before taxes of approximately $(683,000) in the 2019 Period. Net loss in the 2020 Period was primarily due to a reduction in sales and gross profit offset by a reduction in operating expenses, as reflected in the table below.

Design Segment

Design segment net loss before taxes was approximately $(906,000) in the 2020 Period compared to net loss before taxes of approximately $(979,000) in the 2019 Period. Net loss in the 2020 Period was primarily due to the goodwill impairment loss of ($1,015,000) discussed in Note 4 of the Notes to the Condensed Consolidated Statements of Operations, partially offset by an improvement in gross profit, as reflected in the table below.

	Main Components of Net Loss
	(amounts in thousands)
	2020 Period			2019 Period			Increase Decrease
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$16,324	$9,320	$7,004	$18,355	$11,050	$7,305	$(2,031)
Gross profit	$3,173	$1,164	$2,009	$2,614	$1,738	$876	$559
Less:
Sales and marketing expenses	1,014	742	272	899	640	259	115
General and administrative expenses	2,840	1,243	1,597	3,271	1,709	1,562	(431)
Goodwill impairment	1,015	–	1,015	–	–	–	1,015
Operating income (loss)	(1,696)	(821)	(875)	(1,556)	(611)	(945)	(140)
Other income (expenses)	243	274	(31)	(106)	(72)	(34)	349
Net income (loss)	$(1,453)	$(547)	$(906)	$(1,662)	$(683)	$(979)	$209

Basic and diluted loss per share were $(0.15) per share for the 2020 Period and $(0.17) per share for the 2019 Period.

Net Revenues

Distribution Segment

Net revenues in the distribution segment declined approximately $1.7 million, or 16%, to $9.3 million in the 2020 Period from approximately $11 million in the 2019 Period primarily as a result of decreased Diabetic product line revenue in addition to a smaller decline in Other product line revenue. The following tables set forth revenues by channel, product line and geographic location of our Distribution segment customers for the periods indicated:

	Net Revenues for 2020 Period
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$3,141	$2,460	$2,667	$8,268
Other products	95	322	635	1,052
Total net revenues	$3,236	$2,782	$3,302	$9,320

	Net Revenues for 2019 Period
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$3,638	$3,310	$2,665	$9,613
Other products	80	732	625	1,437
Total net revenues	$3,718	$4,042	$3,290	$11,050

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

Revenues from Diabetic Products declined approximately $1.3 million, or 14%, to approximately $8.3 million in the 2020 Period from approximately $9.6 million in the 2019 Period. This decline was primarily due to lower revenues from three major Diabetic Products customers, Diabetic Products customers B, C and D, partially offset by a rise in sales to all other Diabetic Products customers. Management believes that revenues from diabetic customers will continue to decline.

The following table sets forth our distribution segment net revenues by Diabetic Products customer for the periods indicated:

	(amounts in thousands)
	2020 Period	2019 Period	Increase (Decrease)
Diabetic Products Customer A	$3,316	$3,318	$(2)
Diabetic Products Customer B	2,201	3,172	(971)
Diabetic Products Customer C	1,577	1,687	(110)
Diabetic Products Customer D	770	1,137	(367)
All other Diabetic Products Customers	405	299	106
Totals	$8,269	$9,613	$(1,344)

Revenues from Diabetic Products represented 89% of our net revenues in the 2020 Period compared to 87% of our net revenues in the 2019 Period.

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

Revenues from Other Products declined approximately $385,000 to $1.05 million in the 2020 Period from $1.44 million in the 2019 Period. The decline is due to a decrease in sales of approximately $159,000 to a new temperature-monitoring device customer (through a divisional cross-selling opportunity), a decrease of approximately $146,000 to an electronics manufacturing conglomerate customer, partially offset by an increase in sales of approximately $132,000 to a medical diagnostics company, increase in sales of approximately $128,000 to a retail customer, and an increase in sales of approximately $109,000 to an OEM handbags customer. Fluctuations in sales to other customers were not individually material. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our Other Products customer base.

Revenues from Other Products represented 11% of our net revenues in the 2020 Period compared to 13% of our net revenues in the 2019 Period.

Design Segment

Net revenues in the design segment declined approximately $300,000, or 4%, to $7.0 million in the 2020 Period from approximately $7.3 million in the 2019 Period. The following table sets forth our design segment net revenues by major customers for periods indicated:

	(amounts in thousands)
	2020 Period	2019 Period	Increase (Decrease)
Design Segment Customer A	$1,297	$1,395	$(98)
Design Segment Customer B	12	690	(678)
Design Segment Customer C	898	791	107
Design Segment Customer D	–	859	(859)
Design Segment Customer E	746	297	449
Design Segment Customer F	1,083	–	1,083
All other Design Segment Customers	2,968	3,273	(305)
Totals	$7,004	$7,305	$(301)

Gross Profit

Distribution Segment

Gross profit for the distribution segment declined approximately $574,000, or 33%, to approximately $1.2 million in the 2020 Period from approximately $1.7 million in the 2019 Period as a result of a shift to lower-margin cases and pricing pressures from customers. As a percentage of revenues, our gross margin decreased to 12.5% in the 2020 Period from 15.7% in the 2019 Period. We are working on expanding our product offering to include higher margin products as well as enhancing our sales efforts to raise top side gross sales to raise total gross profit.

Design Segment

Gross Profit for the design segment increased approximately $1.1 million from approximately $876,000 in the 2019 Period to approximately $2.0 million in the 2020 Period. Gross Profit improved as a percentage of revenue from 12.0% in the 2019 Period to 28.7% in the 2020 Period. The gross profit as a percentage of revenue for the 2019 Quarter is significantly lower than historical performance for the design segment of our business. The decline was the result of project overruns on two significant customers in the 2019 Period. Depreciation expense was approximately $54,000 in the 2020 Period and $70,000 for the 2019 Period. Depreciation expense is allocated to Cost of Sales in the design segment.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment increased approximately $102,000, or 16%, to approximately $742,000 in the 2020 Period from approximately $640,000 in the 2019 Period. The increase was primarily due to the additional $252,000, approximately, in operating expenses related to the pursuit of retail sales channels partially offset by a reduction of approximately $105,000 in expenses related to the reduction of a salesperson in our Switzerland sales office. Other fluctuations were not material individually or in the aggregate.

Design Segment

Sales and marketing expenses for the design segment increased nominally by $13,000, or 5%, from $259,000 in the 2019 Period to $272,000 in the 2020 Period. Sales and marketing expenses increased due to the addition of new sales representatives for $37,000 offset by a reduction in sales commissions and sales promotions of $29,000. Other fluctuations were immaterial individually and in the aggregate.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment declined approximately $466,000, or 27%, to approximately $1.24 million in the 2020 Period from approximately $1.71 million in the 2019 Period, was primarily due to a decline in legal fees related to the SEC investigation of approximately $251,000, which included an insurance settlement recovery of fees of approximately $80,000, a reduction in bad debt expense of approximately $159,000, and a $64,000 reduction in Director’s share-based compensation. Fluctuations in other components of “General and Administrative Expenses” were not material individually or in the aggregate.

Design Segment

General and administrative expenses for the design segment were approximately $1,597,000 for the 2020 Period. General and administrative expenses in the design segment increased nominally by approximately $35,000 from $1,562,000 for the 2019 Period. The nominal increase is a mix of fluctuations including the investment impairment discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements of $327,000. The offset is driven a reduction in bad debt expense of approximately $359,000. Fluctuations in other components of “General and Administrative Expenses” were not material individually or in the aggregate.

Other Income (Expenses)

Distribution Segment

Other income (expenses) for the distribution segment increased approximately $346,000 from approximately $72,000 in expense in the 2019 Period to $274,000 in income in the 2020 Period. This is primarily due to net fair value adjustments of $341,000 to the purchase consideration components discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Design Segment

Other expenses in the design segment were approximately $31,000 for the 2020 Period. Other expenses in the design segment for the 2019 Period were approximately $34,000. This is composed of interest incurred on the line of credit and other debt instruments held within the design segment.

Income Taxes

For the six months ended March 31, 2020, the Company generated a net loss of approximately ($1,453,000). The U.S. statutory tax rate for the fiscal year ended September 30, 2020 is 21%. The Company maintains significant net operating loss carryforwards and does not recognize income tax expense (benefit) as the Company’s deferred tax provision is typically offset by maintaining a full valuation allowance on the Company’s net deferred tax asset.

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

As of the filing date of this report, we had $300,000 available under our $1.3 million line of credit which matures August 29, 2020. The Company has paid down the line of credit using available cash from operations. Recently, the maturity date on the $1.6 million Forward China promissory note was extended to July 17, 2020 (see Note 9 – Related Party Transactions). Although this note has been extended on multiple occasions to assist the Company with its liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility as deemed necessary.

As discussed in Note 15 – Subsequent Events, on April 18, 2020, the Company entered into a loan with TD Bank, N.A. in an aggregate principal amount of approximately $1.4 million under the Paycheck Protection Program (the “PPP Loan”) pursuant to the recently enacted U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This loan is unsecured, and the Company will apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. We can provide no assurance that we will be successful in obtaining forgiveness for the PPP Loan.

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

At March 31, 2020, our current ratio (current assets divided by current liabilities) was 1.5 compared to 1.4 at September 30, 2019; At March 31, 2020, our quick ratio (current assets less inventories divided by current liabilities) was 1.4 compared to 1.2 at September 30, 2019; At March 31, 2020, our working capital (current assets less current liabilities) was approximately $3.5 million compared to $3.5 million at September 30, 2019. As of June 5, 2020, we had approximately $3.5 million of cash on hand.

Although we do not anticipate the need to purchase additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

During the six months ended March 31, 2020 and 2019, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

During the 2020 Period, cash used in operating activities of approximately $554,000 resulted from a net loss of $1,453,000, an increase in accounts receivable of approximately $564,000, a decrease in accounts payable of approximately $986,000, a decrease in lease liabilities of approximately $139,000, an increase in prepaid expenses and other current assets of approximately $168,000, a decline in accrued expenses and other current liabilities of $33,000, partially offset by a decline in inventories of approximately $973,000, an increase of deferred income of approximately $488,000, a decline in other assets of approximately $71,000, in addition to the add-backs for depreciation and amortization of approximately $297,000 and share-based compensation of approximately $69,000, bad debt recovery of approximately $110,000 and a non-cash impairment to goodwill of $1,015,000, a non-cash impairment of investment of approximately $327,000, and a non-cash decrease of $341,000 in fair value adjustments of the earn-out consideration and deferred cash consideration.

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

Cash Flows from Investing Activities

In the 2020 Period, cash used in investing activities of approximately $27,000 resulted from purchases of property and equipment.

In the 2019 Period, cash used in investing activities of approximately $24,000 resulted from purchases of property and equipment.

Cash Flows from Financing Activities

In the 2020 Period, cash used in financing activities of approximately $1,163,000 consisted of $1,100,000 in repayments on the line of credit, offset by $200,000 in borrowings on the line of credit, $200,000 paid out on the deferred cash consideration, approximately $47,000 in repayments on notes payable and approximately $16,000 in repayments on capital equipment leases.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity, expectations regarding the impact of the pandemic on our business, expectations regarding the length of pandemic’s business disruption, expectations regarding the forgiveness of the PPP Loan, beliefs regarding the design segments future results of operations, anticipated distribution of products from the Mooni distribution agreement, plans regarding the repayment of debt and beliefs regarding our capital. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders, our ability to successfully market and sell products that we develop, the effects of the COVID-19 outbreak, including levels of consumer, business and economic confidence generally, the duration of the COVID-19 outbreak and severity of such outbreak, the pace of recovery following the COVID-19 outbreak, the effect on our supply chain, our ability to implement cost containment; and the adverse effects of the COVID-19 outbreak on our business or the market price of our common stock, failure to diversify the industries in which we sell our products, potential imposed tariffs or other restrictions placed on imports by the U.S. government, and continued pricing pressure on our products. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended September 30, 2019. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of March 31, 2020, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A.	RISK FACTORS

Our results of operations have been negatively impacted by the coronavirus pandemic.

The COVID-19 pandemic has spread across the globe and continues to negatively impact worldwide economic activity. COVID-19 has increased the risk that the Company or its employees, suppliers, customers and other commercial partners may be prevented from conducting business for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. Specifically, COVID-19 has increased the risk of customers’ inability to pay for our design services and has the potential to impact collections on the distribution side of the business.

The Company has also transitioned its New York employees to working remotely, which subjects the Company to increased cybersecurity risks and may reduce workplace efficiency. Additionally, the full extent of COVID-19’s negative impact on our business remains uncertain and it is not possible at this time to estimate the full impact that COVID-19 will have on our business. Continued business shutdowns due to COVID-19 could disrupt our supply chain and the manufacture or shipment of our products and delay the rollout of our smart enabled retail products to big box retail stores, which could have a material adverse effect on our business. If we see significant declines in customer orders, increased aging of accounts receivables or other negative consequences due to COVID-19, the extent of which remains highly uncertain, it will have a material adverse effect on our business, financial condition and results of operations.

We may not be entitled to forgiveness of our recently received PPP Loans, and our application for the PPP Loans could in the future be determined to have been impermissible.

In April 2020, we received proceeds of approximately $1.4 million from a loan under the PPP of the CARES Act, which we are using to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures in April 2022 and bears annual interest at a rate of 1.0%.

Commencing December 2020, we are required to pay the lenders equal monthly payments of principal and interest as required to fully amortize by April 2022 any principal amount outstanding on the PPP Loan as of November 2020. Under the CARES Act, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date the lender makes the first disbursement of the PPP Loan. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness equally among all business entities, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

If it is determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties, which could also result in adverse publicity and damage to our reputation. In addition, if these events were to transpire, they could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1		Stock Purchase Agreement with Intelligent Product Solutions, Inc.	8-K	1/18/18	2.1
3.1		Restated Certificate of Incorporation	10-K	12/08/10	3(i)
3.2		Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3		Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/03/13	3.1
3.4		Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1		Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) (as amended and restated)	10-Q	2/14/20	4.1
10.1		Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation dated September 9, 2015	10-K	12/16/15	10.7
10.1(a)		Amendment No. 1 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.1(b)		Amendment No. 2 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.1(c)		Amendment No. 3 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-Q	5/15/19	10.1(c)
10.1(d)		Amendment No. 4 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-K	12/27/19	10.1(d)
10.2		Paycheck Protection Program Term Note payable to TD Bank, N.A. dated April 18, 2020	8-K	4/22/20	10.1
31.1		Certification of Principal Executive Officer (Section 302)				Filed
31.2		Certification of Principal Financial Officer (Section 302)				Filed
32.1		Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101	.INS	XBRL Instance Document				Filed
101	.SCH	XBRL Taxonomy Extension Schema Document				Filed
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  June 25, 2020

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise
Terence Wise
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Michael Matte
Michael Matte
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1		Stock Purchase Agreement with Intelligent Product Solutions, Inc.	8-K	1/18/18	2.1
3.1		Restated Certificate of Incorporation	10-K	12/08/10	3(i)
3.2		Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3		Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/03/13	3.1
3.4		Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1		Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) (as amended and restated)	10-Q	2/14/20	4.1
10.1		Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation dated September 9, 2015	10-K	12/16/15	10.7
10.1(a)		Amendment No. 1 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.1(b)		Amendment No. 2 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.1(c)		Amendment No. 3 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-Q	5/15/19	10.1(c)
10.1(d)		Amendment No. 4 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-K	12/27/19	10.1(d)
10.2		Paycheck Protection Program Term Note payable to TD Bank, N.A. dated April 18, 2020	8-K	4/22/20	10.1
31.1		Certification of Principal Executive Officer (Section 302)				Filed
31.2		Certification of Principal Financial Officer (Section 302)				Filed
32.1		Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101	.INS	XBRL Instance Document				Filed
101	.SCH	XBRL Taxonomy Extension Schema Document				Filed
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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