Form 10-Q/A
period 2020-03-31
Forward Industries, Inc.
filed 2020-07-22
CIK 38264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Forward Industries, Inc. (the “Company”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 25, 2020 (the “Quarterly Report”) is to add this Explanatory Note regarding our reliance on SEC Release No. 34-88465 (the “SEC Order”) issued by the SEC on March 25, 2020, under Section 36 of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the filing of the Quarterly Report. The SEC Order provided conditional relief to public companies that were unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak by extending, subject to the conditions of the SEC Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020, the Company decided to rely on the relief provided by the SEC Order to extend the filing of the Quarterly Report due to circumstances related to the COVID-19 pandemic including the closing of the Company’s New York location and transition of the Company’s staff to working remotely.

No other changes have been made to the Quarterly Report, except that Part II, Item 6 of the Quarterly Report is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including abbreviated officer certifications that are being filed herewith. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Form 10-Q/A speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring after the original filing date.

1

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed

2

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  July 22, 2020

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise
Terence Wise
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Anthony Camarda
Anthony Camarda
Chief Financial Officer
(Principal Financial and Accounting Officer)

3

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed

4