Form 10-Q
period 2020-06-30
Forward Industries, Inc.
filed 2020-08-14
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-34780

FORWARD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

New York	13-1950672
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

700 Veterans Memorial Highway, Suite 100, Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 547-3041

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	FORD	The Nasdaq Stock Market (The Nasdaq Capital Market)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,583,851 shares as of August 7, 2020

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2020	2019
	(Unaudited)	(Note 1)
Assets

Current assets:
Cash	$3,084,635	$3,092,813
Accounts receivable, net	8,264,935	6,695,120
Inventories	727,419	1,608,827
Prepaid expenses and other current assets	502,893	441,502

Total current assets	12,579,882	11,838,262

Property and equipment, net	219,375	243,002
Intangible assets, net	1,126,299	1,248,712
Goodwill	1,167,427	2,182,427
Investment	–	326,941
Operating lease right of use assets, net	3,409,259	–
Other assets	138,002	255,008

Total assets	$18,640,244	$16,094,352

Liabilities and shareholders' equity

Current liabilities:
Line of credit	$1,000,000	$1,300,000
Accounts payable	297,098	315,444
Due to Forward China	3,199,874	3,236,693
Deferred income	525,763	219,831
Current portion of notes payable	2,196,621	1,654,799
Current portion of capital leases payable	24,733	39,941
Deferred consideration	296,000	834,000
Current portion of operating lease liability	238,413	–
Accrued expenses and other current liabilities	625,540	694,972
Total current liabilities	8,404,042	8,295,680

Other liabilities:
Capital leases payable, less current portion	15,402	26,438
Deferred rent	–	60,935
Operating lease liability, less current portion	3,278,908	–
Notes payable, less current portion	759,949	–
Total other liabilities	4,054,259	87,373

Total liabilities	12,458,301	8,383,053

Commitments and contingencies

Shareholders' equity:

Common stock, par value $0.01 per share; 40,000,000 shares authorized; 9,583,851 and 9,533,851 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	95,838	95,338
Additional paid-in capital	19,074,747	18,936,130
Accumulated deficit	(12,988,642)	(11,320,169)

Total shareholders' equity	6,181,943	7,711,299

Total liabilities and shareholders' equity	$18,640,244	$16,094,352

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019

Revenues, net	$9,548,732	$9,909,452	$25,872,963	$28,265,202
Cost of sales	7,773,944	8,014,998	20,925,017	23,756,862
Gross profit	1,774,788	1,894,454	4,947,946	4,508,340

Sales and marketing	464,247	539,072	1,478,880	1,437,047
General and administrative	1,485,447	1,405,249	4,324,798	4,676,748
Goodwill impairment	–	–	1,015,000	–

Loss from operations	(174,906)	(49,867)	(1,870,732)	(1,605,455)

Fair value adjustment of earn-out consideration	–	–	350,000	–
Fair value adjustment of deferred cash consideration	(3,000)	–	(12,000)	–
Interest expense	(37,148)	(52,216)	(132,275)	(150,304)
Other expense, net	(148)	(1,979)	(3,466)	(9,735)

Net loss	$(215,202)	$(104,062)	$(1,668,473)	$(1,765,494)

Net loss per share:
Basic	$(0.02)	$(0.01)	$(0.18)	$(0.19)
Diluted	$(0.02)	$(0.01)	$(0.18)	$(0.19)

Weighted average common shares outstanding:
Basic	9,534,407	9,533,851	9,534,034	9,531,422
Diluted	9,534,407	9,533,851	9,534,034	9,531,422

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2019	9,533,851	$95,338	$18,936,130	$(11,320,169)	$7,711,299

Share-based compensation	–	–	33,179	–	33,179
Net loss	–	–	–	(81,657)	(81,657)

Balance - December 31, 2019	9,533,851	95,338	18,969,309	(11,401,826)	7,662,821

Share-based compensation	–	–	36,260	–	36,260
Net loss	–	–	–	(1,371,614)	(1,371,614)

Balance - March 31, 2020	9,533,851	95,338	19,005,569	(12,773,440)	6,327,467

Share-based compensation	–	–	37,678	–	37,678
Stock options exercised	50,000	500	31,500	–	32,000
Net loss	–	–	–	(215,202)	(215,202)

Balance - June 30, 2020	9,583,851	$95,838	$19,074,747	$(12,988,642)	$6,181,943

Balance - September 30, 2018	9,533,851	$95,338	$18,720,396	$(7,716,139)	$11,099,595

Share-based compensation	–	–	11,794	–	11,794
Net loss	–	–	–	(530,527)	(530,527)

Balance - December 31, 2018	9,533,851	95,338	18,732,190	(8,246,666)	10,580,862

Share-based compensation	–	–	136,096	–	136,096
Net loss	–	–	–	(1,130,905)	(1,130,905)

Balance - March 31, 2019	9,533,851	95,338	18,868,286	(9,377,571)	9,586,053

Share-based compensation	–	–	33,290	–	33,290
Net loss	–	–	–	(104,062)	(104,062)

Balance - June 30, 2019	9,533,851	$95,338	$18,901,576	$(9,481,633)	$9,515,281

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2020	2019
Operating Activities:
Net loss	$(1,668,473)	$(1,765,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	107,117	181,180
Depreciation and amortization	201,778	234,676
Bad debt expense (recovery)	(121,431)	416,857
Deferred rent	–	13,845
Change in fair value of earn-out consideration	(350,000)	–
Change in fair value of deferred cash consideration	12,000	–
Goodwill impairment	1,015,000	–
Fair value of cost method investment for services provided	–	(326,941)
Impairment of investment	326,941	–
Changes in operating assets and liabilities:
Accounts receivable	(1,448,384)	142,698
Inventories	881,408	264,550
Prepaid expenses and other current assets	(61,391)	(282,437)
Other assets	117,006	(220,518)
Accounts payable and due to Forward China	(55,165)	(947,200)
Deferred income	305,932	22,565
Operating lease liabilities	27,303	–
Accrued expenses and other current liabilities	(49,608)	65,025
Net cash used in operating activities	(759,967)	(2,201,194)

Investing Activities:
Purchases of property and equipment	(55,738)	(29,579)
Net cash used in investing activities	(55,738)	(29,579)

Financing Activities:
Proceeds from line of credit borrowings	900,000	1,250,000
Repayment of line of credit borrowings	(1,200,000)	(500,000)
Repayment of notes payable	(54,799)	(145,112)
Proceeds from PPP loan	1,356,570	–
Cash proceeds from stock options exercised	32,000	–
Repayments of capital leases	(26,244)	(34,455)
Payment of deferred cash consideration	(200,000)	–
Net cash provided by financing activities	807,527	570,433

Net decrease in cash	(8,178)	(1,660,340)
Cash at beginning of period	3,092,813	4,369,866
Cash at end of period	$3,084,635	$2,709,526

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$126,791	$66,087
Cash paid for taxes	$1,524	$37,859

Supplemental Disclosures of Non-Cash Information:
ROU assets from the adoption of ASC 842	$3,648,582	$–
Lease liabilities arising from obtaining ROU assets	$3,729,341	$–

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	OVERVIEW

Business

Forward Industries, Inc. (“Forward”, “we” or the “Company”) is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. Through its acquisition of Intelligent Product Solutions, Inc. (“IPS”), the Company has expanded its ability to design and develop solutions for our existing multinational client base and expand beyond the diabetic product line into a variety of industries with a full spectrum of hardware and software product design and engineering services.  In addition to our existing design and distribution of carry and protective solutions, primarily for handheld electronic devices, the Company is now a one-stop shop for design, development and manufacturing solutions serving a wide range of clients in the industrial, commercial and consumer industries. The Company’s previous principal customer market has been original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets and firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the geographic area encompassing North America, Central America and South America, which we refer to as the “Americas”. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”).

As a result of the expansion of the design development capabilities through its wholly owned subsidiary, IPS (acquired in January 2018), the Company is now able to introduce proprietary products to the market from concepts brought to it from a number of different sources, both inside and outside the Company.

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending September 30, 2020. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and with the disclosures and risk factors presented therein. The September 30, 2019 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Certain dollar amounts and percentages have been rounded to their approximate value.

Impact of COVID-19

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus had resulted in a worldwide pandemic. To date, the pandemic has surfaced in nearly all regions around the world and resulted in business slowdowns and shutdowns, as well as global travel restrictions and government mandated stay at home orders. These restrictions have required substantially all our employees to work from home for most of the three months ended June 30, 2020 (the “2020 Quarter”). Employees are starting to return to the office in August of 2020 with minimal operational challenges. While the COVID-19 pandemic had a minimal impact on our financial results in the second quarter of fiscal 2020, the impact during the 2020 Quarter was somewhat more significant. Business shutdowns have disrupted our supply chain and the manufacture or shipment of our products and have delayed the rollout of our smart enabled retail products to big box retail stores, causing our revenues in the 2020 Quarter to be less than anticipated. Additionally, our design segment reported lower revenues as demand for its design and development services were reduced or delayed. The impact from lower revenue was partially offset by a reduction from the second quarter of fiscal 2020 in certain selling and travel related expenses resulting from government mandated stay at home orders and travel restrictions as well as revenues derived from sales and sourcing of personal protective equipment. The pandemic had temporarily impacted our liquidity in the 2020 Quarter, as collection of accounts receivable were somewhat delayed in the early part of the 2020 Quarter. The Company received funding under the Paycheck Protection Program in the amount of $1,357,000 (see Note 12).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

While the economy has started to open in certain jurisdictions, the future impacts of the pandemic and any resulting economic impact are largely unknown and could be significant. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may negatively impact our results of operations, cash flows and financial position in future periods as well as that of our customers, including their ability to pay for our services and choosing to allocate their budgets to new or existing projects which require our services. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Part II, Item 1A — Risk Factors” in this Quarterly Report for a description of the material risks that the Company currently faces in connection with COVID-19. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in “Part I, Item 1A — Risk Factors” included in the Company’s Annual Report for the year ended September 30, 2019.

As a result of revenue and earnings shortfalls for the 2020 Quarter, due in part to the impact of COVID-19 and the related future uncertainty, in the second quarter of fiscal 2020, the Company revised the outlook for the design reporting unit for the remainder of the year and its long-term outlook. This new outlook has impacted the Company’s carrying value of goodwill (see Note 4). Looking ahead to the remainder of 2020, our visibility is limited due to the uncertainty surrounding the duration and ultimate impact of COVID-19 and the mitigation measures that are implemented by governmental authorities. We also expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly owned subsidiaries: Forward Industries (IN), Inc., (“Forward US”), Forward Industries (Switzerland) GmbH, (“Forward Switzerland”), Forward Industries UK Limited, (“Forward UK”) and IPS. All significant intercompany transactions and balances have been eliminated in consolidation. Intercompany revenues of $17,000 and $44,000, respectively, for the three and nine months ended June 30, 2020 and $9,000 and $215,000, respectively, for the three and nine months ended June 30, 2019, related to design and marketing work performed by IPS for Forward US have been eliminated in consolidation.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended June 30, 2020, the Company incurred a net loss of $1,668,000, and used $760,000 of cash flow in operating activities. The Company has an accumulated deficit of $12,989,000 at June 30, 2020. We believe our existing cash balance and working capital will be sufficient to meet our liquidity needs at least through September 30, 2021.

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

Organizing our business through two operating segments allows us to align our resources and manage our operations. Our management team regularly reviews operating segment revenue and profitability when assessing financial results of operating segments and allocating resources.

We measure the performance of our operating segments based upon operating segment revenue and operating income or loss. Segment operating income or loss includes revenue and expenses incurred directly by the operating segment, including cost of sales and selling, marketing, and general and administrative expenses.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill was recognized as a result of the acquisition of IPS in January 2018.

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other.” The Company has two reporting units for purposes of evaluating goodwill impairment and management performs our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform the impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. During the three months ended March 31, 2020, the Company recorded an impairment charge related to goodwill (see Note 4).

Intangible Assets

Intangible assets include trademark and customer relationships, which were acquired as part of the acquisition of IPS in January 2018 and are recorded based on their estimated fair value determined in conjunction with the purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no impairments of intangible assets at June 30, 2020.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At June 30, 2020, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

Revenue Recognition

Distribution Segment

The Company adopted ASC 606, “Revenue Recognition” effective October 1, 2018. In accordance with this guidance, the Company generally recognizes revenue in its distribution segment when: (i) finished goods are shipped to our distribution customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale, i.e., transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. At June 30, 2020 and September 30, 2019, there were no contract liabilities relating to the distribution segment.

Design Segment

Under ASC 606, the Company applies the “cost to cost” and “right to invoice” methods of revenue recognition to the contracts with customers in the design segment. The design segment typically engages in two types of contracts: (i) time and material and (ii) fixed price contracts. The Company recognizes revenue over time on its time and material contracts utilizing a “right to invoice” method. Revenues from fixed price contracts that require performance of services that are not related to the production of tangible assets are recognized by using cost inputs to measure progress toward the completion of its performance obligations, or the “cost to cost” method. Revenues from fixed price contracts that contain specific deliverables are recognized when the performance obligation has been satisfied or the transfer of goods to the customer has been completed and accepted.

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. Contract assets at June 30, 2020 and September 30, 2019 were $899,000 and $611,000, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. Contract liabilities at June 30, 2020 and September 30, 2019 were $526,000 and $220,000, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense

The Company estimates the fair value of employee and non-employee director share-based compensation on the date of grant using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. The fair value of employee and non-employee director share-based compensation is recognized in the condensed consolidated statements of operations over the related vesting period of each grant. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards (see Note 6).

Leases

The Company adopted ASC 842, "Leases", effective October 1, 2019. In accordance with this guidance, lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease assets are shown as right of use assets and financing lease assets are a component of property and equipment on the condensed consolidated balance sheets. The current and long-term portions of operating and financing lease liabilities are shown separately as such on the condensed consolidated balance sheets.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, the Company makes significant estimates and assumptions, especially with respect to intangible assets.

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

Recent Accounting Pronouncements

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

In November 2019, the FASB issued ASU 2019-08, “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606).” ASU 2019-08 is an accounting pronouncement which expands the scope of Topic 718 to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. The pronouncement is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on its condensed consolidated financial statements along with the effects of ASU 2018-07 noted above.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The deferred consideration of $296,000 on our condensed consolidated balance sheets as of June 30, 2020 is the present value of a $300,000 payment due on September 30, 2020 per the Stock Purchase Agreement as part of the acquisition price of IPS. The separate contingent earn-out consideration portion of the IPS purchase price was adjusted down in the second quarter of fiscal 2020 from a fair value of $350,000 to $0 due to the low likelihood of reaching the EBITDA targets as outlined in the Stock Purchase Agreement.

The following table presents the placement in the fair value hierarchy and summarizes the changes in fair value of the aforementioned consideration payments for the three and nine months ended June 30, 2020:

		Fair value measurement at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

September 30, 2019	$834,000	$–	$–	$834,000

Payout of deferred cash consideration	(200,000)	–	–	(200,000)

December 31, 2019	634,000	–	–	634,000

Decrease in fair value of earn-out consideration	(350,000)	–	–	(350,000)
Increase in fair value of deferred cash consideration	9,000	–	–	9,000

March 31, 2020	293,000	–	–	293,000

Increase in fair value of deferred cash consideration	3,000	–	–	3,000

June 30, 2020	$296,000	$–	$–	$296,000

The cost method investment of $327,000 on our condensed consolidated balance sheet at September 30, 2019 is common stock received from a customer as compensation for product design services provided by the Company. The shares represent less than a 2% ownership in the customer. We estimated the initial fair value of the investment based on a private placement round of common stock issued to third party private investors of the customer at a time close to the valuation date. The Company determined that the inputs used to value the common stock, at the date of the initial valuation, are observable, either directly or indirectly, and therefore classified as a Level 2 valuation.

On January 21, 2020, the Company executed a non-negotiable promissory note with a principal amount of $1,626,000 with the same design segment customer in which we are invested to recover accounts receivable which had been reserved as bad debt in fiscal 2019. Beginning on April 1, 2020, monthly interest and principal payments, based on a one-year amortization schedule, were due and payable in arrears on the first day of the month until March 1, 2021. Interest accrues at a rate of 8% per annum. Since no payments were received through June 30, 2020, the note receivable is fully reserved on the Company’s condensed consolidated balance sheet. In August 2020, the Company received $98,000 from this customer, which was applied to past due interest, penalties and principal.

During the three months ended March 31, 2020, as a result of the customer’s default on the promissory note, the impact of COVID-19, and performance of the business in which the Company is invested, including its inability to generate revenue, management concluded the investment was also impaired and it is fully reserved on the Company’s condensed consolidated balance sheet at June 30, 2020. The impairment charge of $327,000 was recorded in the second quarter of fiscal 2020 and is included in the general & administrative expenses of the condensed consolidated statement of operations for the nine months ended June 30, 2020 (the “2020 Period”).

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	GOODWILL

The Company has recorded intangible assets, such as goodwill, trademark, and customer relationships on the IPS reporting unit’s books and accounts for these in accordance with ASC 350, which requires an annual test of goodwill and indefinite-lived assets for impairment, unless circumstances dictate more frequent assessments.

During the three months ended March 31, 2020, the Company experienced triggering events that prompted the testing of its goodwill for impairment. Those triggering events include the reduction in fair value of the contingent earn-out consideration discussed in Note 3 and revised revenue and operational projections for IPS for the remainder of the fiscal year and future periods. Based on these factors, we concluded that it was more likely than not that the fair value of the IPS reporting unit had declined below its carrying amount. The Company then calculated the fair value of this reporting unit using Level 3 inputs, which is a combination of asset-based, income and market approaches. These estimates and assumptions include discount rate, terminal growth rate, selection of peer group companies and control premium applied as well as forecasts of revenue growth rates, gross margins, operating margins, and working capital requirements. Any changes in the judgments, estimates, or assumptions used could produce significantly different results. We concluded the reporting unit’s fair value was below its carrying value by $1,015,000 and an impairment charge was recognized for this amount in the three months ended March 31, 2020.

Below is the rollforward of goodwill for IPS, the only reporting unit with goodwill.

	IPS	Consolidated

September 30, 2019	$2,182,427	$2,182,427

Goodwill impairment	(1,015,000)	(1,015,000)

June 30, 2020	$1,167,427	$1,167,427

NOTE 5	SEGMENT INFORMATION

The Company, post IPS acquisition, conducts its business through two operating segments, which are also its reportable segments:

• Distribution and

• Design

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues, net
Distribution	$6,388,740	$6,021,843	$15,708,878	$17,072,127
Design	3,159,992	3,887,609	10,164,085	11,193,075
Total revenues, net	9,548,732	9,909,452	25,872,963	28,265,202

Cost of sales
Distribution	5,450,199	5,100,314	13,606,381	14,412,632
Design	2,323,745	2,914,684	7,318,636	9,344,230
Total cost of sales	7,773,944	8,014,998	20,925,017	23,756,862

(Loss) / income from operations
Distribution	(228,100)	(269,520)	(1,032,496)	(880,307)
Design	53,194	219,653	(838,236)	(725,148)
Total loss from operations	(174,906)	(49,867)	(1,870,732)	(1,605,455)

Other (expense) / income, net
Distribution	(35,148)	(33,980)	238,534	(105,738)
Design	(5,148)	(20,215)	(36,275)	(54,301)
Total other (expense) / income, net	(40,296)	(54,195)	202,259	(160,039)

Net (loss) / income
Distribution	(263,248)	(303,500)	(793,962)	(986,045)
Design	48,046	199,438	(874,511)	(779,449)
Total net loss	$(215,202)	$(104,062)	$(1,668,473)	$(1,765,494)

The following table presents total assets by operating segment:

	June 30,	September 30,
	2020	2019

Distribution	$8,433,756	$9,554,465
Design	10,206,488	6,539,887
Total assets	$18,640,244	$16,094,352

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	SHARE-BASED COMPENSATION

Stock Options

On February 11, 2020, the Company granted options to non-employee directors to purchase an aggregate of 248,019 shares of its common stock at an exercise price of $1.13 per share. The options vest one year from the date of grant, expire five years from the date of grant and had an aggregate grant date fair value of $145,000, which is being recognized ratably over the vesting period.

There were no options granted during the three months ended June 30, 2020. The options granted during the nine months ended June 30, 2020 had a weighted average grant date fair value of $0.58 per share.

During the three months ended June 30, 2020, the Company issued 50,000 shares of its common stock pursuant to the exercise of stock options at an exercise price of $0.64 per share for aggregate cash proceeds of $32,000

On February 5, 2019, the Company granted options to three non-employee directors to purchase an aggregate of 150,021 shares of its common stock at an exercise price of $1.54 per share. The options vested one year from the date of grant, expire five years from the date of grant and had an aggregate grant date fair value of $120,000, which was recognized ratably over the vesting period.

On February 5, 2019, the Company granted options to two non-employee directors to purchase an aggregate of 140,460 shares of its common stock at an exercise price of $1.54 per share. The options vested immediately, expire five years from the date of grant and had an aggregate grant date fair value of $108,000, which was fully recognized on the date of grant.

There were no options granted during the three months ended June 30, 2019. The options granted during the nine months ended June 30, 2019 had a weighted average grant date fair value of $0.78 per share.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions in the following table. The expected term represents the period over which the stock option awards are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The expected volatility used is based on the historical price of the Company’s stock over the most recent period commensurate with the expected term of the award. The risk-free interest rate used is based on the implied yield of U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. The estimated annual forfeiture rate is based on management’s expectations and will reduce expense ratably over the vesting period. The forfeiture rate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material.

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Expected term (years)	n/a	n/a	3.00	2.50-2.75
Expected volatility	n/a	n/a	79.0%	82.0%
Risk-free interest rate	n/a	n/a	1.39%	2.53%
Expected dividends	n/a	n/a	0%	0%
Estimated annual forfeiture rate	n/a	n/a	0%	0%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity during the nine months ended June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, September 30, 2019	812,879	$1.69
Granted	248,019	$1.13
Exercised	(50,000)	$0.64
Forfeited	(1,751)	$1.67
Expired	(55,000)	$2.43
Outstanding, June 30, 2020	954,147	$1.56	3.6	$ 48,288

Exercisable, June 30, 2020	686,522	$1.76	3.2	$ 6,125

The following table provides additional information regarding stock option awards that were outstanding and exercisable at June 30, 2020:

Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted
	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options
$0.64 to $1.23	$1.12	275,519	$1.08	3.1	27,500
$1.44 to $1.67	$1.51	605,128	$1.51	3.5	585,522
$2.73 to $2.73	$2.73	11,000	$2.73	1.1	11,000
$3.73 to $3.79	$3.74	62,500	$3.74	0.6	62,500
	$1.56	954,147	$1.76	3.2	686,522

The Company recognized compensation expense for stock option awards of $38,000 and $33,000 during the three months ended June 30, 2020 and 2019, respectively, and $107,000 and $178,000 during the nine months ended June 30, 2020 and 2019, respectively, in its condensed consolidated statements of operations.

At June 30, 2020, there was $95,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.6 years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

The Company recognized no compensation expense during the three months ended June 30, 2020 and 2019, and $0 and $3,000 during the nine months ended June 30, 2020 and 2019, respectively, for restricted stock awards in its condensed consolidated statements of operations. At June 30, 2020, there was no unrecognized compensation expense related to nonvested restricted stock awards.

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

The following securities were excluded from the calculation of diluted earnings per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Options	954,147	812,879	954,147	812,879
Warrants	151,335	151,335	151,335	151,335
Total potentially dilutive shares	1,105,482	964,214	1,105,482	964,214

NOTE 8	CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

For the three and nine months ended June 30, 2020 and 2019, the Company had significant customers whose individual percentage of the Company’s total revenues was 10% or greater. The risk of collecting accounts receivable from all customers is enhanced as a result of the economic impact of the COVID-19 pandemic. The concentrations of revenues and accounts receivable for each reporting segment are as follows:

Distribution Segment Revenues Concentration

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Customer 1	24.9%	26.8%	31.2%	28.9%
Customer 2	21.9%	27.0%	22.9%	28.1%
Customer 3	15.8%	27.3%	16.5%	19.6%

Totals	62.6%	81.1%	70.6%	76.6%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Design Segment Revenues Concentration

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Customer 1	11.1%	23.0%	16.2%	20.5%
Customer 2	1.1%	22.2%	0.5%	13.9%
Customer 3	14.3%	8.6%	13.3%	10.0%
Customer 4	29.0%	0.0%	19.7%	0.0%
Totals	55.5%	53.8%	49.7%	44.4%

At June 30, 2020 and September 30, 2019, concentrations of accounts receivable with significant customers representing 10% or greater of segment accounts receivable were as follows:

Distribution Segment Accounts Receivable Concentration

	June 30, 2020	September 30, 2019
Customer 2	20.1%	21.2%
Customer 1	23.7%	29.0%
Customer 3	24.5%	23.6%
Customer 4	14.5%	15.7%
Totals	82.8%	89.5%

Design Segment Accounts Receivable Concentration

	June 30, 2020	September 30, 2019
Customer 4	39.9%	5.9%
Customer 5	13.2%	8.8%
Customer 6	10.5%	5.9%
Customer 1	6.3%	33.7%
Totals	69.9%	54.3%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9	RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

On March 12, 2012, the Company entered into a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement, as amended, provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region.  The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000; and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The amended Supply Agreement expires October 22, 2020. Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s shares of common stock. The Company recorded service fees to Forward China of $346,000 and $353,000 during the three months ended June 30, 2020 and 2019, respectively, and $1,022,000 and $1,056,000 during the nine months ended June 30, 2020 and 2019, respectively, which are included as a component of cost of sales when revenue is recognized on sales of the related products.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 promissory note payable to Forward China in order to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum. Monthly interest payments commenced on February 18, 2018. The original maturity date was January 18, 2019 and has been extended to September 30, 2020. The maturity date of the note has been extended on several occasions to assist the Company with liquidity. For the three months ended June 30, 2020 and 2019, the Company incurred and paid $32,000, and for the nine months ended June 30, 2020 and 2019, the Company incurred and paid $96,000, in interest payments associated with the note. The entire note payable is classified as a current liability and included as a component of notes payable on the accompanying condensed consolidated balance sheets.

Related Party Sales

The Company’s design division provided services to a customer whose Chief Operating and Financial Officer and equity owner is an immediate family member of a director on the Company’s Board of Directors and a member of the Board’s Audit and Compensation committee. The Company sold design services to this customer of $0 and $80,000 in for the three months ended June 30, 2020 and 2019, respectively, and $44,000 and $140,000 for the nine months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and September 30, 2019, there were outstanding receivables of $0 and $9,000, respectively, from this customer.

NOTE 10	LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2020, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11	LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit which was renewed at the discretion of the lender on August 5, 2020. The maturity date has been extended to May 31, 2021. The line of credit is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate at June 30, 2020 and September 30, 2019 was 4.0% and 5.75%, respectively. At September 30, 2019, the Company was in violation of the required debt-service ratio covenants. The Company was granted a waiver of the violation from the lender. At June 30, 2020, the Company had $300,000 available under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. With a net loss for the nine months ended June 30, 2020 of $875,000 for IPS, there is a likely risk of failing the annual covenant testing at September 30, 2020. As such, the lender may demand payment in full upon default.

NOTE 12	DEBT

On April 1, 2016, IPS entered into a term loan with a lender in the amount of $325,000. The loan matured on April 1, 2020 and bore interest at a rate of 4.215% per annum. Interest and principal of $7,378 were paid on a monthly basis through maturity. This loan was secured by all of IPS’ assets and was guaranteed by the Company. The outstanding balance at September 30, 2019 was $52,000. The loan was paid off in April 2020 per the agreement and therefore there is no remaining balance for this loan on the balance sheet at June 30, 2020.

On December 11, 2017, IPS entered into an installment payment financing arrangement with a lender in the amount of $23,000. IPS made monthly payments of $1,035, which included an implied interest rate of 9.5%, for 24 months. The last payment was made in December 2019. The loan balance was $0 and $3,000 at June 30, 2020 and September 30, 2019, respectively.

On April 18, 2020, the Company entered into a loan in an aggregate principal amount of $1,357,000 under the Paycheck Protection Program (the “PPP Loan”) pursuant to the recently enacted U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan matures on April 18, 2022 and bears an interest rate of 1.00% per annum. The Company must pay monthly principal and interest payments on the outstanding principal balance of the PPP Loan amortized over the term of the loan beginning November 18, 2020 until maturity when the entire principal balance remaining unpaid, along with all accrued and unpaid interest, shall be due and payable in full. This loan is unsecured, and subject to forgiveness in accordance with the terms of the CARES Act. The application is subject to review by the Small Business Administration. We have accounted for these proceeds as a loan and the current and long- term portions of $597,000 and $760,000, respectively, are included in the corresponding categories of notes payable on the condensed consolidated balance sheets.

NOTE 13	MOONI AGREEMENT

On January 29, 2019, the Company entered into a three-year Distribution Agreement (the “Agreement”) with Mooni International AB (“Mooni”) and its owner, Staffan Bern (the “Owner”). In accordance with the Agreement, the Company: (i) was appointed as the exclusive distributor of Mooni's current and future products (including future products developed or offered by Mooni and/or the Owner) in North America, (ii) subject to certain repayment requirements, paid $400,000 to Mooni, and (iii) was granted an option to purchase a controlling interest of Mooni at a valuation not to exceed $5 million which, if exercised, would have been effective on the 12-month anniversary of the effective date of the Agreement. This option was not exercised and therefore expired. Additionally, Forward China, a company owned by Terence Wise, the Company's Chairman and Chief Executive Officer, was named the designated supplier under the Agreement. At June 30, 2020, the unamortized fee of $211,000 is included in prepaid expenses and other current assets and other assets for the short-term and long-term components, respectively, in the accompanying condensed consolidated balance sheets. Amortization of the cost for the three and nine months ended June 30, 2020 of $33,000 and $100,000, respectively, and for both the three and nine months ended June 30, 2019 of $56,000, is included in the sales and marketing expenses in the accompanying condensed consolidated statement of operations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14	LEASES

Operating Leases

The Company leases office space in West Palm Beach, Florida under a 90-month agreement expiring in September 2020. The operating lease granted six initial months of free rent and escalated at 3% per year. The monthly rent payment was $7,700, which included common area maintenance costs.

In June 2020, the Company signed a lease for new office space in West Palm Beach, Florida. This lease is for a 24-month term commencing in October 2020 and expiring in September 2022. Rent payments under the new operating lease escalate 4% each year and the agreement contains two annual renewal options. The monthly rent payment is $3,500, which includes taxes and operating expenses as defined in the agreement.

The Company leases office space for its distribution segment sales and administrative office in Cham, Switzerland on a month-to-month basis. The monthly rent payment is 1,599 Swiss Francs, which is approximately $1,600.

IPS leases office space in Hauppauge, New York under a non-cancelable lease agreement expiring in February 2027. The monthly rent payment is $29,000, which includes power utilities, and the Company has the option to renew the lease for an additional five years in accordance with the terms of the lease.

IPS leases office space in Ronkonkoma, New York under a three-year agreement expiring in January 2022. The monthly rent payment is $4,400.

At June 30, 2020, other than the aforementioned new lease in West Palm Beach, Florida, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expense was $127,000 and $117,000 for the three months ended June 30, 2020 and 2019, respectively, and $382,000 and $366,000, for the nine months ended June 30, 2020 and 2019, respectively, and is recorded in general and administrative expenses on the condensed consolidated statements of operations.

Finance Leases

The Company, specifically IPS, leases computer equipment through various finance lease agreements expiring through January 2022. Amortization expense related to assets under finance leases were $5,500 and $28,500 for the three and nine months ended June 30, 2020, respectively. Interest expense related to assets under finance leases were $650 and $2,500 for the three and nine months ended June 30, 2020, respectively.

At June 30, 2020, additional information related to operating and finance leases was as follows:

Weighted Average Remaining Lease Term:
Operating leases	11.4	years
Finance leases	1.1	years

Weighted Average Discount Rate:
Operating leases	5.75%
Finance leases	5.75%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under non-cancellable operating and finance leases as of June 30, 2020 were as follows:

For the Years Ending September 30,	Operating Leases	Finance Leases
Remainder of 2020	$125,825	$13,621
2021	413,332	24,214
2022	380,389	5,606
2023	375,732	–
2024	385,640	–
Thereafter	3,200,192	–
Total future minimum lease payments	$4,881,110	$43,441

Less: amount representing imputed interest	(1,363,789)	(3,306)

Total	$3,517,321	$40,135

NOTE 15	SUBSEQUENT EVENT

The Company has entered into a non-binding letter of intent to acquire all of the assets of a design-development company focused on products in the medical industry for consideration of cash and stock, and assumption of liabilities in an aggregate amount of approximately $1,500,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.  The following discussion and analysis compares our consolidated results of operations for the three and nine months ended June 30, 2020 (the “2020 Quarter” and “2020 Period”, respectively) with those for the three and nine months ended June 30, 2019 (the “2019 Quarter” and “2019 Period”, respectively).  All dollar amounts and percentages presented herein have been rounded to approximate values.

Business Overview

Forward Industries, Inc. (“Forward”, “we” or the “Company) is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. Through our acquisition of IPS, we have expanded our ability to design and develop solutions for our existing multinational client base and expand beyond the diabetic product line into a variety of industries with a full spectrum of hardware and software product design and engineering services. In addition to our existing design and distribution of carry and protective solutions, primarily for handheld electronic devices, we are now a one-stop shop for design, development and manufacturing solutions serving a wide range of clients in the industrial, commercial and consumer industries. Our previous principal customer market has been original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings, or sell them through their retail distribution channels. Our OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets and firearms). Our OEM customers are located in (i) the Asia-Pacific Region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the Americas. We do not manufacture any of our OEM products and we source substantially all of our OEM products from independent suppliers in China, through Forward China.

As a result of the expansion of the design development capabilities through our wholly owned subsidiary, IPS, we are now able to introduce proprietary products to the market from concepts brought to us from a number of different sources, both inside and outside the Company.

By virtue of our strategic collaboration and distribution agreements, we have secured a portfolio of smart enabled products which we have begun distributing to retail outlets in the United States. The rollout of these products has been delayed by COVID-19 as discussed below. As a result of this collaboration and other product initiatives, we invested in and began to build out a retail distribution network responsible for getting products into big box retailers for retail consumption. This build out is a continuation of our strategy to be a one-stop shop for product development, manufacture and distribution and represents a significant achievement in completing the strategic process of taking a product from concept to the consumer.

Through the manufacture representative agreements we currently have in place, we expect to gain sales coverage to retailers such as Best Buy, Target, Walmart, Costco, CVS, Walgreens, Staples, Office Depot and many others. The manufacture representative model allows us to engage and support a large sales team and cover a lot of territory with a variable cost model as these representatives work on commission only.

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus had resulted in a world-wide pandemic. The U.S. economy has been largely shut down by mass quarantines and government mandated stay-in-place orders (the “Orders”) to halt the spread of the virus. These Orders have required substantially all of our employees to work from home for most of the 2020 Quarter. Employees have begun returning to the office in August of 2020 with minimal operating challenges. While the COVID-19 pandemic had a minimal impact on our financial results for second quarter of fiscal 2020, the impact during the 2020 Quarter was somewhat more significant. Business shutdowns have disrupted our supply chain and the manufacture or shipment of our products and have delayed the rollout of our smart enabled retail products to big box retail stores, causing our revenues in the 2020 Quarter to be less than anticipated. Additionally, our design segment reported lower revenues as demand for its design and development services were reduced or delayed. The impact from lower revenue was partially offset by a reduction from the second quarter of fiscal 2020 in certain selling and travel related expenses resulting from government mandated stay at home orders and travel restrictions as well as revenues derived from sales and sourcing of personal protective equipment. The pandemic had temporarily impacted our liquidity in the 2020 Quarter, as collection of accounts receivable were somewhat delayed in the early part of the 2020 Quarter. The Company received funding under the Paycheck Protection Program in the amount of $1,357,000 (see Note 12 to the condensed consolidated financial statements).

While the economy has started to open in certain jurisdictions, the future impacts of the pandemic and any resulting economic impact are largely unknown and could be significant. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may negatively impact our results of operations, cash flows and financial position in future periods as well as that of our customers, including their ability to pay for our services and choosing to allocate their budgets to new or existing projects which require our services. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods.

As a result of revenue and earnings shortfalls for the 2020 Quarter, due in part to the impact of COVID-19 and the related future uncertainty, in the second quarter of fiscal 2020, the Company revised the outlook for the design reporting unit for the remainder of the year and its long-term outlook. This new outlook has impacted the carrying value of our goodwill (see Note 4). Looking ahead to the remainder of 2020, our visibility is limited due to the uncertainty surrounding the duration and ultimate impact of COVID-19 and the mitigation measures that are implemented by governmental authorities. We also expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities.

Variability of Revenues and Results of Operations

Because a high percentage of our net revenues is highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us are highly variable, with short lead times, our quarterly revenues, and consequently our results of operations, are susceptible to significant variability over a relatively short period of time. Since the acquisition of IPS, the variability has diminished partially.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

The results of operations disclosed below presents Forward’s distribution business and IPS’ design segments as distinct operating units. Management continues to expand our retail efforts for the distribution segment in an attempt to improve profitability. Management believes the profitability for the design segment will continue to improve as the Company streamlines operating expenses.

Net (Loss) / Income

Distribution Segment

Distribution segment net loss was $246,000 in the 2020 Quarter compared to $304,000 in the 2019 Quarter. The decrease to the net loss in the 2020 Quarter was primarily due to lower sales and marketing expenses, coupled with higher gross profit as reflected in the table below.

Design Segment

Design segment net income was $31,000 in the 2020 Quarter compared to $200,000 in the 2019 Quarter. The decrease in net income in the 2020 Quarter was primarily driven by lower gross profit and higher general and administrative expenses, partially offset by lower sales and marketing expenses and a decrease in other expense, as reflected in the table below.

	Main Components of Net (Loss) / Income
	(amounts in thousands)
	2020 Quarter			2019 Quarter			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$9,549	$6,389	$3,160	$9,909	$6,022	$3,887	$(360)
Gross profit	$1,775	$939	$836	$1,894	$921	$973	$(119)
Less:
Sales and marketing expenses	464	364	100	539	410	129	(75)
General and administrative expenses	1,486	786	700	1,405	781	624	81
Operating (loss)/income	(175)	(211)	36	(50)	(270)	220	(125)
Other income (expenses)	(40)	(35)	(5)	(54)	(34)	(20)	14
Net loss / (income)	$(215)	$(246)	$31	$(104)	$(304)	$200	$(111)

Consolidated basic and diluted loss per share was $0.02 for the 2020 Quarter and $0.01 for the 2019 Quarter.

Net Revenues

Distribution Segment

Net revenues in the distribution segment increased $367,000, or 6.1%, to $6,389,000 in the 2020 Quarter from $6,022,000 in the 2019 Quarter as a result of an increase in other product revenue, partially offset by a decline in our diabetic product line revenue. The following tables set forth revenues by channel, product line and geographic location of our distribution segment customers for the periods indicated:

	Net Revenues for 2020 Quarter
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$2,079	$1,498	$1,317	$4,894
Other products	45	259	1,191	1,495
Total net revenues	$2,124	$1,757	$2,508	$6,389

	Net Revenues for 2019 Quarter
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$2,382	$1,807	$1,253	$5,442
Other products	32	259	289	580
Total net revenues	$2,414	$2,066	$1,542	$6,022

Diabetic Product Revenues

Our distribution segment manufactures to the order of, and sells carrying cases for, blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through their retail distribution channels.

Revenues from diabetic products declined $548,000, or 10.1%, to $4,894,000 in the 2020 Quarter from $5,442,000 in the 2019 Quarter. This decline was due to reduced demand and pricing pressures from most of our major diabetic product customers. Management believes that revenues from diabetic customers will continue to decline.

The following table sets forth our distribution segment net revenues by diabetic products customer for the periods indicated:

	(amounts in thousands)
	2020 Quarter	2019 Quarter	Increase (Decrease)
Diabetic Products Customer A	$1,396	$1,624	$(228)
Diabetic Products Customer B	1,591	1,613	(22)
Diabetic Products Customer C	1,010	1,641	(631)
Diabetic Products Customer D	576	486	90
All other Diabetic Products Customers	321	78	243
Totals	$4,894	$5,442	$(548)

Revenues from diabetic products represented 77% of our distribution segment’s net revenues in the 2020 Quarter compared to 90% in the 2019 Quarter.

Other Product Revenues

Our distribution segment also designs and sells cases and protective solutions to OEMs for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smart phones, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products increased $915,000 to $1,495,000 in the 2020 Quarter from $580,000 in the 2019 Quarter, primarily due to the sale of certain personal protective equipment sourced by the Company in the amount of $758,000. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base as well as take advantage of opportunities that arise for which we can source products.

Revenues from other products represented 23% of our net revenues in the 2020 Quarter compared to 10% of our net revenues in the 2019 Quarter.

Design Segment

Net revenues in the design segment declined $727,000, or 18.7%, to $3,160,000 in the 2020 Quarter from $3,887,000 in the 2019 Quarter. The decline in revenues was due to the reduction or delay in demand for design and development projects, partially related to COVID-19. The following table sets forth our design segment net revenues by major customers for the 2020 Quarter:

	(amounts in thousands)
	2020 Quarter	2019 Quarter	Increase (Decrease)
Design Segment Customer A	$352	$895	$(543)
Design Segment Customer B	454	333	121
Design Segment Customer C	–	863	(863)
Design Segment Customer D	922	–	922
All other Design Segment Customers	1,432	1,796	(364)
Totals	$3,160	$3,887	$(727)

Gross Profit

Distribution Segment

While gross profit for the distribution segment increased $18,000, or 2.0%, to $939,000 in the 2020 Quarter as compared to $921,000 in the 2019 Quarter, gross margin declined from 15.3% to 14.7% in the same period. The decrease in gross margin was due to a shift to lower margin cases and pricing pressures on diabetic products from customers. The decline in gross margin from our diabetic products was partially offset by higher gross margins on the sale of personal protective equipment during the 2020 Quarter. We continue to work on expanding our product offering to include higher margin products as well as enhancing our sales efforts to raise top side gross sales and total gross profit.

Design Segment

While gross profit for the design segment decreased $137,000, or 14.1%, to $836,000 in the 2020 Quarter from $973,000 in the 2019 Quarter, gross margin improved from 25.0% to 26.5% in the same period. Gross margin in the 2020 Quarter has improved due to the continued efficient management of projects. Depreciation expense, which is allocated to cost of sales for the design segment, was $21,000 and $35,000 for the 2020 Quarter and 2019 Quarter, respectively.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment decreased $46,000, or 11.2%, to $364,000 in the 2020 Quarter from $410,000 in the 2019 Quarter. The decrease was primarily due to a drop in sampling and prototype related expenses. Sales and marketing expenses for the distribution segment decreased to 5.7% of revenues in the 2020 Quarter as compared to 6.8% in the 2019 Quarter.

Design Segment

Sales and marketing expenses for the design segment decreased $29,000, or 22.5%, to $100,000 in the 2020 Quarter from $129,000 in the 2019 Quarter. The decrease in sales and marketing expenses is due to a $15,000 reduction in payroll related costs as we shifted some sales resources from external consultants to internal employees, an $8,000 reduction in entertainment related expenses, and a $6,000 decrease in various other marketing related expenses. Sales and marketing expenses for the design segment decreased slightly to 3.2% of revenues in the 2020 Quarter from 3.3% of revenues in the 2019 Quarter.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment increased $5,000, or 0.6%, to $786,000 in the 2020 Quarter from $781,000 in the 2019 Quarter. During the 2020 Quarter we incurred $120,000 in severance costs, partially offset by a $79,000 decrease in professional fees (expenses related to responding to an SEC subpoena decreased $182,000 while other professional fees increased $103,000) and a decrease in travel expenses of $47,000. Other fluctuations were not material individually or in the aggregate. General and administrative expenses for the distribution segment decreased to 12.3% of revenues in the 2020 Quarter as compared to 13.0% in the 2019 Quarter.

Design Segment

General and administrative expenses for the design segment increased $76,000, or 12.2%, to $700,000 in the 2020 Quarter from $624,000 in the 2019 Quarter. The increase is primarily driven by additional payroll related costs of $75,000, additional professional fees of $11,000, partially offset by a reduction in bad debt expense of $21,000. Other fluctuations were not material individually or in the aggregate. General and administrative expenses for the design segment increased to 22.2% of revenues in the 2020 Quarter as compared to 16.1% in the 2019 Quarter.

Other Income / (Expense)

Distribution Segment

Other expense for the distribution segment remained steady at $35,000 in the 2020 Quarter as compared to $34,000 in the 2019 Quarter. Other expense consists primarily of interest expense on the note payable to Forward China.

Design Segment

Other expense in the design segment decreased $15,000 from $20,000 in the 2019 Quarter to $5,000 in the 2020 Quarter. The decline is due to lower interest expense resulting from a decrease in the average amount of debt outstanding in each respective period.

Income Taxes

For the three months ended June 30, 2020, the Company generated a net loss of $215,000. The U.S. statutory tax rate for the fiscal year ending September 30, 2020 is 21%. The Company maintains significant net operating loss carryforwards and does not recognize income tax expense / (benefit) as its deferred tax provision is typically offset by a full valuation allowance on its net deferred tax asset.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2019

Net Income / (Loss)

Distribution Segment

Distribution segment net loss was $793,000 in the 2020 Period compared to $987,000 in the 2019 Period. The decrease to the net loss in the 2020 Period was primarily driven by a reduction in general and administrative expenses, other income resulting from the fair value adjustment to the contingent earn-out consideration portion of the IPS purchase price, partially offset by lower gross profit, as reflected in the table below.

Design Segment

Design segment net loss was $875,000 in the 2020 Period compared to $779,000 in the 2019 Period. The increase to the net loss in the 2020 Period was primarily due to the goodwill impairment of $1,015,000 discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements, an increase in general and administrative expenses, partially offset by an improvement in gross profit, as reflected in the table below.

	Main Components of Net Loss
	(amounts in thousands)
	2020 Period			2019 Period			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$25,873	$15,709	$10,164	$28,265	$17,072	$11,193	$(2,392)

Gross profit	$4,948	$2,103	$2,845	$4,508	$2,659	$1,849	$440
Less:
Sales and marketing expenses	1,479	1,106	373	1,437	1,050	387	42
General and administrative expenses	4,325	2,029	2,296	4,677	2,490	2,187	(352)
Goodwill impairment	1,015	–	1,015	–	–	–	1,015

Operating loss	(1,871)	(1,032)	(839)	(1,606)	(881)	(725)	(265)

Other income (expenses)	203	239	(36)	(160)	(106)	(54)	363

Net loss	$(1,668)	$(793)	$(875)	$(1,766)	$(987)	$(779)	$98

Consolidated basic and diluted loss per share was $0.18 for the 2020 Period and $0.19 for the 2019 Period.

Net Revenues

Distribution Segment

Net revenues in the distribution segment declined $1,363,000, or 8.0%, to $15,709,000 in the 2020 Period from $17,072,000 in the 2019 Period primarily as a result of decreased diabetic product line revenue partially offset by a $530,000 increase in other product revenue. The following tables set forth revenues by channel, product line and geographic location of our distribution segment customers for the periods indicated:

	Net Revenues for 2020 Period
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$5,220	$3,958	$3,984	$13,162
Other products	141	580	1,826	2,547
Total net revenues	$5,361	$4,538	$5,810	$15,709

	Net Revenues for 2019 Period
	(amounts in thousands)
	EMEA	APAC	Americas	Total
Diabetic products	$6,020	$5,117	$3,918	$15,055
Other products	112	991	914	2,017
Total net revenues	$6,132	$6,108	$4,832	$17,072

Diabetic Product Revenues

Our distribution segment manufactures to the order of, and sells carrying cases for, blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through their retail distribution channels.

Revenues from diabetic products declined $1,893,000, or 12.6%, to $13,162,000 in the 2020 Period from $15,055,000 in the 2019 Period. This decline was primarily due to lower revenues from two major diabetic products customers (Diabetic Products customers B and C). Revenues from other major diabetic customers were less significant and were offset by an increase in revenue from all other diabetic products customers. Management believes that revenues from diabetic customers will continue to decline.

The following table sets forth our distribution segment net revenues by diabetic products customer for the periods indicated:

	(amounts in thousands)
	2020 Period	2019 Period	Increase (Decrease)
Diabetic Products Customer A	$4,906	$4,931	$(25)
Diabetic Products Customer B	3,597	4,796	(1,199)
Diabetic Products Customer C	2,586	3,344	(758)
Diabetic Products Customer D	1,345	1,623	(278)
All other Diabetic Products Customers	728	361	367
Totals	$13,162	$15,055	$(1,893)

Revenues from Diabetic Products represented 84% of our net revenues in the 2020 Period compared to 88% of our net revenues in the 2019 Period.

Other Product Revenues

Our distribution segment also designs and sells cases and protective solutions to OEMs for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smart phones, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products increased $530,000 to $2,547,000 in the 2020 Period from $2,017,000 in the 2019 Period. Sales of personal protective equipment increased $758,000, partially offset by a net reduction in sales from various other customers of $228,000.

Revenues from Other Products represented 16% of our net revenues in the 2020 Period compared to 12% of our net revenues in the 2019 Period.

Design Segment

Net revenues in the design segment declined $1,029,000, or 9.2%, to $10,164,000 in the 2020 Period from $11,193,000 in the 2019 Period. The decline in revenues was due to the reduction or delay in demand for design and development projects, partially related to COVID-19. The following table sets forth our design segment net revenues by major customers for periods indicated:

	(amounts in thousands)
	2020 Period	2019 Period	Increase (Decrease)
Design Segment Customer A	$1,649	$2,290	$(641)
Design Segment Customer B	1,351	1,124	227
Design Segment Customer C	–	1,553	(1,553)
Design Segment Customer D	2,005	–	2,005
All other Design Segment Customers	5,159	6,226	(1,067)
Totals	$10,164	$11,193	$(1,029)

Gross Profit

Distribution Segment

Gross profit for the distribution segment declined $556,000, or 20.9%, to $2,103,000 in the 2020 Period from $2,659,000 in the 2019 Period. Gross margin also declined, to 13.4% in the 2020 Period from 15.6% in the 2019 Period. These declines are due to lower sales revenue and a shift to lower-margin cases and pricing pressures on diabetic products from customers. The decline in gross margin from our diabetic products was partially offset by higher gross margins on the sale of personal protective equipment during the 2020 Period. We are working on expanding our product offering to include higher margin products as well as enhancing our sales efforts to raise top side gross sales to raise total gross profit.

Design Segment

Gross profit for the design segment increased $996,000, or 53.9%, from $1,849,000 in the 2019 Period to $2,845,000 in the 2020 Period. Gross margin improved from 16.5% in the 2019 Period to 28.0% in the 2020 Period. Gross margin for the 2019 Quarter is significantly lower than historical performance for the design segment of our business. The decline was the result of project overruns on two significant customers in the 2019 Period. Depreciation expense, which is allocated to cost of sales for the design segment, was $75,000 in the 2020 Period and $105,000 for the 2019 Period.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment increased $56,000, or 5.3%, to $1,106,000 in the 2020 Period from $1,050,000 in the 2019 Period. The increase was primarily due to an additional $44,000 of amortization on the cost of the Mooni Agreement (see Note 13 to the condensed consolidated financial statements). Sales and marketing expenses for the distribution segment increased to 7.0% of revenues in the 2020 Period from 6.2% in the 2019 Period.

Design Segment

Sales and marketing expenses for the design segment decreased $14,000, or 3.6%, from $387,000 in the 2019 Period to $373,000 in the 2020 Period. This decrease was primarily due to declines in sales promotions and entertainment expenses. Sales and marketing expenses for the design segment increased to 3.7% of revenues in the 2020 Period from 3.5% in the 2019 Period.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment declined $461,000, or 18.5%, to $2,029,000 in the 2020 Period from $2,490,000 in the 2019 Period. This decline resulted primarily from a $433,000 reduction in legal fees related to responding to an SEC subpoena in the 2019 Period (which includes an $80,000 insurance settlement received in the 2020 Period) a $159,000 reduction in bad debt expense, a $57,000 reduction in directors share based compensation, partially offset by $120,000 of severance costs and an increase in professional fees of $74,000 related to internal software implementation projects. Fluctuations in other components of general and administrative expenses were not material individually or in the aggregate. General and administrative expenses as a percentage of revenue for the distribution segment decreased to 12.9% in the 2020 Period from 14.6% in the 2019 Period.

Design Segment

General and administrative expenses for the design segment increased $109,000, or 5.0%, to $2,296,000 in the 2020 Period from $2,187,000 in the 2019 Period. The increase is a mix of fluctuations including the investment impairment discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements of $327,000, additional payroll related expenses of $163,000, and an increase in professional fees of $97,000 related to internal software implementation projects. These increases were partially offset by a reduction in bad debt expense of $379,000 and a $47,000 reduction in legal fees. Fluctuations in other components of general and administrative expenses were not material individually or in the aggregate. General and administrative expenses as a percentage of revenue for the design segment increased to 22.6% in the 2020 Period from 19.5% in the 2019 Period.

Other Income / (Expense)

Distribution Segment

The Distribution segment reported other income of $239,000 in the 2020 Quarter as compared to other expense of $106,000 in the 2019 Quarter. The variance results primarily from the $350,000 fair value adjustment to the contingent earn-out consideration portion of the IPS purchase price discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Design Segment

Other expense in the design segment decreased $18,000, or 33.3%, from $54,000 for the 2019 Period to $36,000 in the 2020 Period. This decrease relates to a reduction in interest expense resulting from a decrease in the average amount of debt outstanding in each respective period.

Income Taxes

For the nine months ended June 30, 2020, the Company generated a net loss of $1,668,000. The U.S. statutory tax rate for the fiscal year ended September 30, 2020 is 21%. The Company maintains significant net operating loss carryforwards and does not recognize income tax expense / (benefit) as its deferred tax provision is typically offset by a full valuation allowance on its net deferred tax asset.

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

As of the filing date of this report, we had $300,000 available under our $1,300,000 line of credit which matures May 31, 2021. The Company has paid down the line of credit using available cash from operations. Recently, the maturity date on the $1,600,000 Forward China promissory note was extended to September 30, 2020 (see Note 9 – Related Party Transactions). Although this note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility as deemed necessary.

As discussed in Note 12 - Debt, on April 18, 2020, the Company entered into a loan in an aggregate principal amount of $1,357,000 under the Paycheck Protection Program (the “PPP Loan”) pursuant to the recently enacted U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This loan is unsecured, and we intend to apply for forgiveness of the PPP Loan as soon as reasonably practical and in accordance with the terms of the CARES Act when the forgiveness process becomes available by the bank and the Small Business Administration. We can provide no assurance that we will be successful in obtaining forgiveness for the PPP Loan.

We anticipate that our liquidity and financial resources for the 12 months following the date of the filing of this Form 10-Q will be adequate to manage our operating and financial requirements. If we have the opportunity to make a strategic acquisition or an investment in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity. If we seek to raise additional capital, there is no assurance that we will be able to raise funds on terms that are acceptable to us or at all.

At June 30, 2020, our current ratio (current assets divided by current liabilities) was 1.5 compared to 1.4 at September 30, 2019. At June 30, 2020, our quick ratio (current assets less inventories divided by current liabilities) was 1.4 compared to 1.2 at September 30, 2019. At June 30, 2020, our working capital (current assets less current liabilities) was $4,176,000 compared to $3,543,000 at September 30, 2019. At July 31, 2020, we had $3,023,000 of cash on hand.

Although we do not anticipate the need to purchase additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

During the nine months ended June 30, 2020 and 2019, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

During the 2020 Period, cash used in operating activities of $760,000 primarily resulted from a net loss of $1,668,000, an increase in accounts receivable of $1,448,000, the $350,000 non-cash reduction in the contingent earnout liability associated with the IPS acquisition and net other activity of $25,000, offset by the $1,015,000 non-cash goodwill impairment charge, a decrease in inventory of $881,000, the impairment of the investment of $327,000, an increase in deferred income of $306,000 and depreciation and amortization expense of $202,000.

During the 2019 Period, cash used in operating activities of $2,201,000 resulted primarily from a net loss of $1,765,000, a decrease of Accounts Payable (including due to Forward China) of $947,000, an increase in prepaid expenses and other assets of $503,000 and a net loss reconciling adjustment of $327,000 for the fair value of cost method investment for services provided, partially offset by a decline in accounts receivable of $143,000, a reduction of inventory of $265,000, an increase in accrued expenses of $65,000, an increase of deferred income of $23,000, in addition to the add-backs for bad debt expense of $417,000, share-based compensation of $181,000, depreciation and amortization of $235,000, and the add-back of deferred rent of $14,000.

Cash Flows from Investing Activities

Cash used in investing activities in the 2020 Period and the 2019 Period of $56,000 and $30,000, respectively, resulted from purchases of property and equipment.

Cash Flows from Financing Activities

In the 2020 Period, cash provided by financing activities of $808,000 consisted of $1,357,000 proceeds from the PPP loan, borrowings of $900,000 under the line of credit and $32,000 of proceeds from stock options exercised, partially offset by $1,200,000 in repayments on the line of credit, $200,000 paid out on the deferred cash consideration, and $81,000 in repayments on notes payable and capital leases.

In the 2019 Period, cash provided by financing activities of $570,000 consisted of $1,250,000 in borrowings on the line of credit, offset by $500,000 in repayments on the line of credit, $145,000 in repayments on notes payable and $34,000 in repayments on capital leases.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 9 to the unaudited condensed consolidated financial statements contained herein.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity, expectations regarding the impact of the pandemic on our business, expectations regarding the length of the pandemic’s business disruption, expectations regarding the forgiveness of the PPP Loan, beliefs regarding the design segments future results of operations, anticipated distribution of products from the Mooni distribution agreement, plans regarding the repayment of debt and beliefs regarding our capital. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders, our ability to successfully market and sell products that we develop, the effects of the COVID-19 outbreak, including levels of consumer, business and economic confidence generally, the duration of the COVID-19 outbreak and severity of such outbreak, the pace of recovery following the COVID-19 outbreak, the effect on our supply chain, our ability to implement cost containment; and the adverse effects of the COVID-19 outbreak on our business or the market price of our common stock,  failure to diversify the industries in which we sell our products, potential imposed tariffs or other restrictions placed on imports by the U.S. government, and continued pricing pressure on our products. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended September 30, 2019. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2020, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

The Company has also transitioned most of its New York employees to working remotely, which subjects the Company to increased cybersecurity risks and may reduce workplace efficiency. Additionally, the full extent of COVID-19’s negative impact on our business remains uncertain and it is not possible at this time to estimate the full impact that COVID-19 will have on our business. Business shutdowns have disrupted our supply chain and the manufacture or shipment of our products and have delayed the rollout of our smart enabled retail products to big box retail stores. This could have a material adverse effect on our business if this continues for an extended period of time. If we incur significant declines in customer orders, increased aging of accounts receivables or other negative consequences due to COVID-19, the extent of which remains highly uncertain, it will have a material adverse effect on our business, financial condition and results of operations.

We may not be entitled to forgiveness of our recently received PPP Loans, and our application for the PPP Loans could in the future be determined to have been impermissible.

In April 2020, we received proceeds of $1,357,000 from a loan under the PPP of the CARES Act, which we are using to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures in April 2022 and bears annual interest at a rate of 1.0%.

We must pay monthly principal and interest payments on the outstanding principal balance of the PPP Loan amortized over the term of the loan beginning in November 2020 until maturity when the entire principal balance remaining unpaid, along with all accrued and unpaid interest, shall be due and payable in full. Under the CARES Act, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities paid during a period of time specified by SBA guidelines. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness equally among all business entities, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

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

Dated:  August 14, 2020

FORWARD INDUSTRIES, INC.

By:	/s/ Terence Wise
Terence Wise
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony Camarda
Anthony Camarda
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1		Stock Purchase Agreement with Intelligent Product Solutions, Inc.	8-K	1/18/18	2.1
3.1		Restated Certificate of Incorporation	10-K	12/08/10	3(i)
3.2		Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3		Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/03/13	3.1
3.4		Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1		Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) (as amended and restated)				Filed
10.1		Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation dated September 9, 2015	10-K	12/16/15	10.7
10.1(a)		Amendment No. 1 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.1(b)		Amendment No. 2 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.1(c)		Amendment No. 3 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-Q	5/15/19	10.1(c)
10.1(d)		Amendment No. 4 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-K	12/27/19	10.1(d)
10.2		Paycheck Protection Program Term Note payable to TD Bank, N.A. dated April 18, 2020	8-K	4/22/20	10.1
10.3		Employment Agreement between Forward Industries, Inc. and Anthony Camarda, dated June 26, 2020	8-K	7/2/20	10.1
31.1		Certification of Principal Executive Officer (Section 302)				Filed
31.2		Certification of Principal Financial Officer (Section 302)				Filed
32.1		Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101	.INS	XBRL Instance Document				Filed
101	.SCH	XBRL Taxonomy Extension Schema Document				Filed
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*       This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc.; 700 Veterans Memorial Hwy., Suite 100, Hauppauge, NY 11788; Attention: Corporate Secretary.

