Form 10-K
period 2020-09-30
Forward Industries, Inc.
filed 2020-12-17
CIK 38264

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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
(Address of principal executive offices, including zip code)

(631) 547-3041
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	FORD	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

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

☐ Large accelerated filer ☒ Non-accelerated filer ☐ Emerging growth company	☐ Accelerated filer ☒ Smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒   No

As of March 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,400,000  based on the closing price ($1.11) as reported on the Nasdaq Stock Market.

As of November 30, 2020, 9,886,351 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 30, 2020.

Forward Industries, Inc.

PART I

ITEM 1.        BUSINESS

General

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”), through its wholly-owned subsidiaries, Forward Industries (IN), Inc., (“Forward US”), Forward Industries (Switzerland) GmbH, (“Forward Switzerland”), Forward Industries UK Limited, (“Forward UK”), Intelligent Product Solutions, Inc., (“IPS”), and Kablooe, Inc., (“Kablooe”), is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. The Company has expanded its ability to design and develop solutions for our existing multinational client base and expand beyond the diabetic product line into a variety of industries with a full spectrum of hardware and software product design and engineering services.  In addition to our existing design and distribution of carry and protective solutions, primarily for handheld electronic devices, the Company is now a one-stop shop for design, development and manufacturing solutions serving a wide range of clients in the industrial, commercial and consumer industries. The Company’s previous principal customer market has been original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets and firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the geographic area encompassing North America, Central America and South America, which we refer to as the “Americas”. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”).

As a result of the expansion of the design development capabilities through its wholly-owned subsidiaries, IPS and Kablooe, the Company is now able to introduce proprietary products to the market from concepts brought to it from a number of different sources, both inside and outside the Company.

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

Through the manufacturer representative agreements we currently have in place, we expect to gain sales coverage to retailers such as Best Buy, Target, Walmart, Costco, Amazon, CVS, Walgreens, Staples, Office Depot and many others. The manufacturer representative model allows us to engage and support a large sales team and cover a larger territory with a variable cost model as these representatives work on commission only.

The outbreak of the COVID-19 virus in China and its subsequent spread throughout the world has impacted our Fiscal 2020 results of operations. In efforts to contain the virus, authorities have implemented travel restrictions, quarantines, business limitations and shutdowns.  Since the majority of our workforce is based in New York, these restrictions have required substantially all our employees to work from home for much of Fiscal 2020.  During the third quarter of Fiscal 2020, productivity of our direct labor employees was reduced, which caused a decline in revenue and gross profit. As some of these restrictions were relaxed in the fourth quarter of Fiscal 2020, employees started to return to the office with minimal operational challenges. Business shutdowns resulting from the pandemic disrupted our supply chain and the manufacture or shipment of our products and have delayed the rollout of our smart enabled retail products to big box retail stores, causing our  distribution segment revenues in Fiscal 2020 to be less than anticipated. Additionally, our design segment reported lower revenues as demand for its design and development services were reduced or delayed.  The impact from lower revenue was partially offset by a reduction in certain selling and travel related expenses resulting from government mandated stay-at-home orders and travel restrictions as well as revenues derived from sales and sourcing of personal protective equipment. The pandemic had temporarily impacted our liquidity in Fiscal 2020, as collections of accounts receivable were somewhat delayed at certain times.

The economy started to open in certain jurisdictions where the virus was considered under control.  However, there continue to be areas with increased rates of infection that could cause government officials to enact more restrictions on how businesses operate.  The future impacts of the pandemic and any resulting economic impact are largely unknown and could be significant. It is possible that the pandemic, the measures taken by the governments of countries affected and the resulting economic impact may negatively impact our results of operations, cash flows and financial position in future periods as well as that of our customers, including their ability to pay for our services and choosing to allocate their budgets to new or existing projects which may or may not require our services. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Part I, Item 1A — Risk Factors” in this report for a description of the material risks that the Company currently faces in connection with COVID-19.

Until there is a vaccine and treatment that is widely distributed, we expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities and, where appropriate, taking advantage of opportunities to enhance our business growth and profitability strategy.

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

In August 2020, Forward acquired the assets of Kablooe Design, a medical and consumer design and development company. The Company believes that the design and engineering service capabilities of Kablooe will complement the IPS business and further diversify the industries and customers with which the Company does business.

In this report, the Company uses the term “distribution” to refer to what has historically been described as the “OEM” business. However, we may refer to our customers as “OEM” customers, using a standard industry term. In addition, we use the term “design” or “design and development” to describe the acquired IPS and Kablooe businesses, to be consistent with the operating segment definitions (see Note 16 to the audited consolidated financial statements herein).

Customers

The Company’s distribution customers are located in: (i) the APAC Region; (ii) the EMEA Region; and (iii) the Americas.

IPS and Kablooe provide product development services for Fortune 500 companies, established mid-level companies, and start-ups. The wide range of industries served includes industrial electronics, medical and dental equipment, food/beverage, U.S. Department of Defense, certain luxury brands, and oil/gas.

Products

The Company’s distribution products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). Beginning in Fiscal 2020, the Company’s distribution products also include smart-enabled products such as speakers and lamps.

The Company does not manufacture any of its distribution products and sources substantially all of its distribution products from independent suppliers in China, through Forward China, a related party (see Note 14 to the consolidated financial statements).

Diabetic Products

We sell carrying cases for blood glucose diagnostic kits (“Diabetic Products”) directly to OEM customers, or their contract manufacturers. These electronic monitoring kits are made for use by diabetics. We typically sell these cases at prices ranging from approximately $0.60 to $7.00 per unit. Unit volumes are sold predominantly at the lower end of this price range. We also sell higher end units ranging from approximately $18.50 to $39.00 per unit, but this represents less than 2% of net revenues. The distribution customer (or its contract manufacturer) packages our carry cases “in box” as a custom accessory for the customer’s blood glucose testing and monitoring kits, or to a much lesser extent, sells them through their retail distribution channels. These kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders. As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet. For Fiscal 2020, our Diabetic Products customers accounted for 83% of our total net revenues in the distribution business, compared to 89% in Fiscal 2019.

Other Products

We also sell carrying and protective solutions to distribution customers for a diverse array of other portable electronic and other products (“Other Products”), including sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, and firearms, on a made-to-order basis that are customized to fit the products sold by our distribution customers. Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design and sell the carry solution. In Fiscal 2020, we added smart-enabled products to our distribution business. Our smart-enabled products include speakers and lamps that provide lighting and sound with connectivity to other devices via Bluetooth. Our selling prices for these products, including related accessories, ranges from $35 to $135 per unit. For Fiscal 2020, our other products accounted for 17% of our total net revenues in the distribution business, compared to 11% in Fiscal 2019.

Our design segment provides a complete range of design, engineering and development services with respect to a diverse array of consumer and industrial electronics products. These include but are not limited to medical products, smart displays, beverage vending, enterprise and mobile software applications, lighting, security and detections systems, cameras, wearables and vehicle controls. Solutions in these and other areas are designed and developed in-house, beginning at product concept, extending through design, engineering and prototype, and final design for manufacturing and Computer-Aided Design (“CAD”) files. As a combined company, we are able to provide manufacturing sourcing and final product support and delivery services for initial short-run, low volume products.

Product Development

In the OEM division of our distribution business, we typically receive requests to submit product designs in connection with a customer’s introduction and rollout to market of a new product. IPS collaborates with clients to determine functionality, size and other basic specifications and requirements for products. Our design and production resources develop more detailed product specifications and design options for our customers’ evaluation. We provide documentation of each phase to the client and gain approval of a working prototype. Working with our suppliers and the customer, samples are modified and refined. Once approved for commercial introduction and order by our customer, we work with our suppliers to ensure conformity of commercial production to the definitive product samples and specifications. Manufacture and delivery of products in production quantities are coordinated with the customer’s manufacturing and shipment schedules so that our products are available to be packaged with the customer’s additional product components prior to shipment and sale, or to make the product available to the customer for direct sale through its retail distribution channels.

Services

Services offered for each engagement vary from full development utilizing a wide range of in-house design and engineering functions, to targeted design and engineering support for clients with in-house development teams. Our in-house capabilities include the following:

•	Electrical Engineering

•	Mechanical Engineering

•	Software Engineering

•	Industrial Design

•	User Experience/User Interface (UX/UI) Design and Development

•	Optical Engineering

•	Program Management

•	IoT System Architecture

•	Marketing

Distribution

Channels of Distribution

We primarily ship our OEM products directly to our customers (or their contract manufacturers), who package our accessory products “in box” with their branded products. Some of our customers also purchase certain of our products and offer them for sale as stand-alone accessories to complement their product offerings.

In Fiscal 2019, we secured a portfolio of smart-enabled products which we began distributing through retail outlets in the U.S. in Fiscal 2020. We continue to invest in and build out a distribution network for retail products as we expect this part of our business to grow in the future. The retail distribution network is responsible for placing products with major retailers for consumption both in store and online.

Distribution Hubs for Customers

We have arrangements with various customer’s distribution hubs. These arrangements obligate us to supply our products to our customers’ distribution hubs where their products are manufactured, kitted, and/or warehoused pending sale, and where our products are packaged “in box” with the distribution customers’ products. The product quantities we are required to supply to each distribution hub are based on the distribution customer’s purchase orders and forecasts. We do not recognize revenue for product shipped to a customers’ hub until we have been notified by our customer that our product has been withdrawn or used by the distribution hub. Hub arrangements have had the general effect of providing financing for our customers’ inventory purchases by extending the time between our placement of orders to our suppliers in order to ship and supply the hubs and the time that we are able to recognize revenue. The corollary effect is an increase in our inventory levels.

We also have arrangements with various third-party fulfillment centers for products distributed through retail outlets in the U.S. We do not recognize revenue for products shipped to a fulfillment center until the product has been shipped to the end-user customer.

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

Dependence on Sourcing Agent

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China (the “Agent”). The Supply Agreement provides that the Agent acts as the Company’s exclusive buying agent. The Agent also arranges for sourcing, manufacture and exportation of such products. The Company purchases products at the Agent’s cost and pays a service fee to the Agent. The service fee is calculated at $100,000 monthly plus 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from the Agent. The Supply Agreement has been extended to October 22, 2023. Terence Wise, the Company’s Chairman, Chief Executive Officer and largest shareholder, is a principal of the Agent. See “Item 1A. – Risk Factors” regarding our dependence on the Agent.

Suppliers

We procure substantially all products for our distribution business from independent suppliers in China through the Agent. Depending on the product, we may require several different suppliers to furnish component parts or pieces.

We place orders with the Agent for particular products. We do not have minimum supply requirement agreements with our suppliers to guarantee a supply of finished product, nor have we made purchase commitments to purchase minimum amounts from any of our suppliers. However, from time to time, we may order products from our suppliers in advance of receiving a customer purchase order, or in quantities in excess of those forecasted to us by our customer, for which they are contractually obligated to us, in order to meet our customers’ anticipated delivery demands. Beginning September 1, 2013, we began making purchases directly from Forward China. During Fiscal 2020 and Fiscal 2019, all of our purchases for our distribution business were made directly through Forward China.

There are very few suppliers for the design and development part of the business as it is a service-based business. We do, however, purchase supplies and equipment to develop prototypes or “mock-ups” for design and development projects. Design business suppliers are predominantly based in the United States.

Quality Assurance

Forward’s quality assurance manager oversees the process to ensure that our distribution products manufactured by our Chinese suppliers meet our quality assurance standards. He independently verifies and supervises the inspection of products provided by independent contractors in China. In July 2015, Forward China received its ISO 9001:2008 quality certification, which was renewed in July 2018 and is valid until July 2021.

Our design business follows general industry standard practices for review and corrective actions related to its design services. There are no independent quality assurance standards in place for its design and engineering work. Customer specifications and scope of services are laid out in the project contracts and the Company works closely with the customer to identify and correct any quality issues that arise.

Competition

Distribution Business

The OEM division of our distribution business is highly competitive in terms of product pricing, design, delivery terms, and customer service. In the production of our distribution products, we compete with numerous United States and foreign producers and distributors. Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an effective product design capability, rapid response time to customer requests for proposals and product shipment, reliable product delivery and product quality, and competitive pricing. We believe that our ability to compete based on product quality assurance considerations is enhanced by Forward China’s local presence, quality control, shipment capabilities and expertise in sourcing.

Design and Engineering Business

The depth and breadth of the services offered, and industries served by our design segment are unique. Our management team is aware that there are very few competitive firms that have the full set of capabilities that our design segment has under one roof. There are however, numerous design and engineering companies that compete with us in specific industries and/or with specific targeted skills or competitive advantages.

Human Capital/Employees

The Company’s key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, the Company’s human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, and diverse workforce. None of our employees are covered by a collective bargaining agreement.

The Company employed approximately 85 people as of November 30, 2020. We hire consultants on an as-needed basis in our design segment.

Regulation and Environmental Protection

Our sourcing business is subject to various regulations in various jurisdictions, including the United States and member states of the European Community, that restrict the use or importation of products manufactured with compounds deemed to be hazardous. We work with our suppliers to ensure compliance with such regulations. In addition, from time to time, one or more customers may require testing of our products to ensure compliance with applicable consumer safety rules and regulations or the customer’s safety or packaging protocols. Because we do not manufacture the products that we sell and distribute, compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any direct material effect upon our capital expenditures, earnings, or competitive position. However, compliance with such laws and regulations on the part of our suppliers may result in increased costs of supply to us, particularly if domestic environmental regulations in China becomes more prevalent.

We have not been engaged in any environmental litigation or incurred any material costs related to compliance with environmental or other regulations. From time to time, we incur chemical and/or safety laboratory testing expenses in order to address customer requests regarding our product materials or method of manufacture or regarding their packaging methods and standards.

There are no specific regulatory or environmental requirements imposed upon the design segment of our business. As a paid service provider, end customers are assisted in securing regulatory certifications including UL (Underwriters Laboratories – a U.S. based safety certification organization), FCC (Federal Communications Commission – U.S. governmental certification department for electronic goods), CE (Conformité Européenne – a European certification for health, safety and environmental protection standards) and others depending on needs, product types and locations of end customers’ product markets.

As our retail business increases, we anticipate that we will be required to obtain certain certifications for products on an as required basis.

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

Risks Relating to Our Business, Liquidity and Operations

Our results of operations have been negatively impacted by the coronavirus pandemic.

The COVID-19 pandemic has spread across the globe and continues to negatively impact worldwide economic activity and has impacted our Company in a number of ways. COVID-19 has increased the risk that the Company or its employees, suppliers, customers and other commercial partners may be prevented from conducting business for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. Specifically, COVID-19 has increased the risk of customers’ inability to pay for our design services and has the potential to continue to impact collections on the distribution side of the business.  The Company has transitioned some of its employees to working remotely, which subjects the Company to increased cybersecurity risks and may reduce workplace efficiency. Business shutdowns have disrupted our supply chain and the manufacture or shipment of our products and have delayed the rollout of our smart enabled retail products to big box retail stores.

The full extent of COVID-19’s negative impact on our business remains uncertain and it is not possible at this time to estimate the full impact that COVID-19 will have on our business. Any of the issues discussed above could have a material adverse effect on our business if this continues for an extended period of time. If we incur significant declines in customer orders, increased aging of accounts receivable or other negative consequences due to COVID-19, the extent of which remains highly uncertain, it will have a material adverse effect on our business, financial condition and results of operations.

During Fiscal 2020, we generated an operating loss and negative cash flow from operations, we cannot assure you that we will regain profitability in the future.

In Fiscal 2020, we generated an operating loss of $1,982,000 and had net cash used in operating activities of $263,000. Although we generated net income in Fiscal 2018 and 2017, we incurred significant losses from operations in Fiscal 2019 and Fiscal 2020. We can provide no assurance that we will not continue to experience operating losses. In addition to our $1,300,000 commercial line of credit (the “Line of Credit”) of which $1,000,000 has been utilized as of the date of this report, Forward China holds a $1,600,000 note which is due December 31, 2021. Forward China, which is owned by our Chief Executive Officer and Chairman of the Board, has agreed to extend this note numerous times to assist the Company with its liquidity resources. We cannot provide you with any assurance that he will continue to grant us extensions on this note. If we cannot generate sufficient revenues to operate profitably, we may be forced to cease, limit or suspend operations, or we may be required to raise capital to maintain or grow our operations. There is no assurance that we will be able to raise such capital and if so on terms that are not onerous and dilutive to the Company and its shareholders.

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

Revenues from diabetic products to distribution customers accounted for 83% of our distribution net revenues in Fiscal 2020. As a result, our financial condition and results of operations are subject to higher risk from the loss of a major diabetic products customer or changes in their business practices. For example, in 2018 a new diabetes monitoring product was brought to the market which does not use a carrying case. If our customers use new solutions in their diabetes product lines that do not use carrying cases, our business would be materially and adversely affected.

The loss of any of, or a material reduction in orders from, our largest customers, would materially and adversely affect our results of operations and financial condition.

Our distribution business is and has been characterized by a high degree of customer concentration. Our four largest distribution customers accounted for 79% and 87% of distribution net revenues in Fiscal 2020 and Fiscal 2019, respectively. Additionally, three of our largest design and development customers accounted for 46% of design and development net revenues in both Fiscal 2020 and Fiscal 2019. Although we continue our efforts to diversify our business, we cannot provide any assurance that we will be successful. The loss of any of these customers would have a material adverse effect on our financial condition, liquidity and results of operations.

If any one or more of our distribution customers elect to reduce or discontinue inclusion of cases “in box”, our results of operations and financial condition would be materially and adversely affected.

The predominant percentage of our revenues is derived from sales of case accessories to our OEM customers who package our cases “in box” with their electronics. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to healthcare providers and patients. Any measures to restrict healthcare spending could result in decreased sales of our products. If one or more of our distribution customers reduce or discontinue the practice of including carry case accessories “in box” or if our customers experience reduced demand for their products as a result of political changes, we may incur a significant decline in our revenues and our results of operations and financial condition would be materially and adversely affected.

Rising threats of international tariffs, including tariffs applied to goods between the U.S. and China, may materially and adversely affect our business.

Rising threats of international tariffs, including tariffs applied to goods traded between the U.S. and China, could materially and adversely affect our business and results of operations. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials and products. More specifically, throughout 2020 and 2019, the U.S. and China imposed tariffs or announced proposed tariffs to be applied in the future to certain of each other’s exports. As of the date of this report, the Company had not been directly affected by the tariffs implemented by President Trump on the medical technology industry. However, we do not know what the new administration will implement when President-Elect Biden takes office. If any such tariffs or any restrictions are imposed on products that we import to our customers, we would be required to raise our prices which may result in the loss of customers and harm our business. Additionally, some of our non-diabetic distribution customers and customers in the design and development business have been affected by these tariffs, specifically those who manufacture electronic products. This may cause these customers to reduce the amount of discretionary spending they use on outsource product design and engineering services supplied by our design segment.

Changes in political conditions in China and changes in the state of China-U.S. relations, including the current trade tensions, are difficult to predict and could adversely affect the operations or financial condition of the Company. In addition, because of our involvement in the Chinese market, any deterioration in political or trade relations might cause a public perception in the U.S. or elsewhere that might cause our business to become less attractive. Such an impact could adversely affect our revenues and cash flows.

We continue to encounter pressure from our largest distribution customers to maintain or even decrease prices, or to supply lower priced carry solutions, and expect such pressure to persist. The effects of such price constraints on our business may be exacerbated by inflationary pressures that affect our costs of supply.

During Fiscal 2020, we continued to experience significant pricing pressure from our largest distribution customers to reduce the prices we charge them. When we are unable to extract comparable concessions from our suppliers on prices they charge us, our product sales margins erode. In addition, competitors may reduce their average selling prices faster than we are able to reduce costs, which can also accelerate the rate of decline of our selling prices.

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

Increasingly, our distribution customers are requesting that we enter into supply agreements with them. These agreements typically do not include volume commitments but do include provisions that generally serve to increase our exposure for product liability and limited sales returns, which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which could materially adversely affect our cash flow, business, financial condition, and results of operations.

Our distribution business depends on a single exclusive buying agent who, in turn, depends on a limited number of key suppliers.

Our Chairman, Chief Executive Officer and largest shareholder is the owner of Forward China, our exclusive sourcing agent in the Asia Pacific region. We have entered into a Buying Agency and Supply Agreement with Forward China whereby Forward China will act as the Company’s exclusive agent to arrange for sourcing, manufacturing and exporting the Company’s distribution products. Historically, Forward China has relied on a limited number of suppliers to supply the component parts and pieces necessary for the production of our carry and protective solutions products. As a result, our ability to effectively push back against rising material costs may diminish, although historically Forward China has absorbed these costs. In addition, any inability to obtain supplies from a single or limited number of suppliers may result in difficulty obtaining the supplies necessary for our business and may restrict our ability to produce our carry and protective solutions products. Where practical, we intend to establish alternative sources through Forward China to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, either a prolonged inability to obtain certain components or the failure of one of our suppliers to do so could impair our ability to ship products and generate revenues, which could adversely affect our operating results and damage our customer relationships.

In addition, we depend significantly on Forward China as our exclusive buying agent for substantially all of our component parts. As a result, we have limited visibility as to our supplier base, making it difficult to forecast future events and to plan our operations. In addition, if Forward China fails to satisfactorily perform its obligations, including payment obligations, to our suppliers or its duties to us as our exclusive buying agent as a result of financial or other difficulties or for any other reason, or if our relationship with Forward China was to suffer or we are unable to extend our agreement with Forward China which expires in October 2023, we could suffer irreparable harm resulting in substantial harm to the distribution business.

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

Because our revenues are highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us can fluctuate markedly in a short period of time, our quarterly revenues, and consequently our results of operations, may be highly variable and subject to significant changes over a relatively short period of time. Our largest distribution customers may keep consumer products with which our carry solutions are packaged “in-box” in active promotion for many months, or for a very short period of time, depending on various factors, including sales trends for the product, product development cycles, new product introductions, and our customers' competitors' product offerings. As demand for the consumer product relating to the in-box program matures and decreases, we may be forced to accept significant price and/or volume reductions in customer orders for our carry solutions, which will adversely affect revenues. Additionally, our large design and development customers may have their budgets limited from many factors including economic declines (resulting from a pandemic or any other reason) causing discretionary budgets to decline or may from-time-to-time choose to do their development work in-house. All of these factors tend to lead to a high degree of variability in our quarterly revenue levels. Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, their orders or engagement from us by amounts that are material to our business.

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

Terence Wise, our Chairman and Chief Executive Officer, is a significant shareholder who beneficially owns approximately 17% of the outstanding shares of our common stock as of September 30, 2020. Mr. Wise has substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. In addition, such influence by Mr. Wise could have the effect of discouraging potential business partners or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to increase revenue in each succeeding quarter and achieve and thereafter maintain profitability;
•	Our failure to meet our revenue and earnings guidance or our failure to meet financial analysts’ performance expectations;
•	The loss of Forward China as our agent;
•	The loss of customers or our failure to attract more customers;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	An adverse court ruling or regulatory action;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of any financing or a change in the direction of our business;
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

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

Our average daily trading volume on The Nasdaq Capital Market (“Nasdaq”) has been approximately 120,000 shares of common stock for the six trading days prior to November 30, 2020. An active market for our common stock may never develop, or if it does, it may not be sustained. Accordingly, investors may experience difficulty in selling their shares of common stock at or above the price they paid for them, or at all.

Failure to meet the continued listing requirements of Nasdaq, could result in delisting of our common stock, which in its turn would negatively affect the price of our common stock and limit investors’ ability to trade in our common stock.

Our common stock trades on Nasdaq. Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. At November 30, 2020, our closing bid price was $1.83. If we fail to meet these continued listing requirements, Nasdaq may take steps to delist our common stock. If our common stock is delisted from The Nasdaq Capital Market, we could face significant material adverse consequences, including:

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

From time to time, we may receive inquiries from regulators regarding our compliance with laws and other matters. Recently, we incurred significant expenses responding to an SEC investigation into potential insider trading by certain insiders of the Company. Although that investigation has concluded, responding to, or defending other such actions would cause us to continue to incur substantial expenses and divert our management’s attention.

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

We do not anticipate that we will declare or pay a cash dividend. We expect to retain future earnings, if any, for our business and do not anticipate paying dividends on common stock at any time in the foreseeable future. Because we do not anticipate paying dividends in the future, the only opportunity for our shareholders to realize the creation of value in our common stock will likely be through a sale of those shares.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.        PROPERTIES

The Company leases all of its properties where its business is operated. We believe that these properties are adequate for the purposes for which they are used. All leases are with unaffiliated third parties. We believe that the loss of any lease would not have a material adverse effect on our operations, as we believe that we could identify and lease comparable facilities upon approximately equivalent terms. The following properties which are material to the Company’s business are described below:

We lease 14,000 square feet in Hauppauge, New York for our executive offices and IPS, which we rent under a lease agreement scheduled to expire in 2027. The lease has annual escalations; rent payments were $29,000 per month during Fiscal 2020.

We lease 46,000 square feet in Coon Rapids, Minnesota for Kablooe, which we rent under a lease agreement schedule to expire in June 2021. Rent payments were $9,200 per month during Fiscal 2020.

ITEM 3.        LEGAL PROCEEDINGS

On August 21, 2020, IPS was named a third-party defendant in a patent dispute claim currently pending in the U.S. District Court for the Eastern District of New York. The complaint, which contains no specific amount of monetary damages, asserts that certain intellectual property was misappropriated by IPS and one of its former employees.  IPS denies the allegations, believes the action is without merit and intends to vigorously defend it.  The Company received permission from the District Court to file a motion to dismiss the complaint and filed such motion on December 14, 2020.

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. As of September 30, 2020, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The principal market for our common stock is Nasdaq. Our common stock is traded under the symbol “FORD”.

On November 30, 2020, the closing price for our common stock was $1.83.

Holders of common stock.

At November 30, 2020, there were approximately 75 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Cautionary statement regarding Forward-Looking Statement

This report includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	Expectations regarding having our products in retail outlets;

•	Expectations regarding the timing and success of integrating Kablooe in the Company’s historical business;

•	Liquidity

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

Business Overview

Forward Industries, Inc. is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. As a result of the continued expansion of our design development capabilities through our wholly owned subsidiaries, IPS and Kablooe, we are now able to introduce proprietary products to the market from concepts brought to us from a number of different sources, both inside and outside the Company.

The future impacts of the COVID-19 pandemic and any resulting economic impact are largely unknown and could be significant. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may negatively impact our results of operations, cash flows and financial position in future periods as well as that of our customers, including their ability to pay for our services and choosing to allocate their budgets to new or existing projects which may or may not require our services. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods.

Until there is a vaccine and treatment that is widely distributed, we expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities and, where appropriate, taking advantage of opportunities to enhance our business growth and profitability strategy.

Additionally, see Part I., Item 1A. Risk Factors - The adverse impact of COVID-19 on our businesses will continue for an unknown length of time and may continue to impact our results of operations.

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

Critical Accounting Policies and Estimates

We have identified the accounting policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The discussion below is not intended to be comprehensive. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management’s judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion of the applications of these and other accounting policies, see “Item 8. Financial Statements and Supplementary Data” in this Annual Report. Our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition

Distribution Segment

The Company generally recognizes revenue in its distribution segment when: (i) finished goods are shipped to our distribution customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale, i.e., transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying consolidated balance sheets. Contract liabilities at September 30, 2020 and 2019 were $75,000 and $0, respectively, for the distribution segment.

Design Segment

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

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying consolidated balance sheets. Contract assets at September 30, 2020 and 2019 were $649,000 and $611,000, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying consolidated balance sheets. Contract liabilities at September 30, 2020 and 2019 were $410,000 and $220,000, respectively.

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

Segment Reporting

The Company has two reportable segments: distribution and design. The distribution segment consists of two reporting units (Forward US and Forward Switzerland, that collectively comprise one operating segment) that source and distribute carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services.

Organizing our business through these operating segments allows us to align our resources and manage our operations. Our chief operating decision maker regularly reviews operating segment revenue and profitability when assessing financial results of operating segments and allocating resources.

We measure the performance of our operating segments based upon operating segment revenue and operating income or loss. Segment operating income or loss includes revenues earned and expenses incurred directly by the operating segment, including cost of sales and selling, marketing, and general and administrative expenses (see Note 16 for more discussion on operating segments).

Goodwill and Intangible Assets

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform the impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. During Fiscal 2020, the Company recorded an impairment charge related to goodwill (See Note 4).

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13 “Fair Value Measurement – Disclosure Framework (Topic 820)” to improve the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)” to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. The pronouncement is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that provides clarity to and amends earlier guidance on this topic and would be effective concurrently with the adoption of such earlier guidance. This pronouncement is effective for the Company for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)” addressing customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs are required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions to the general principles in Topic 740 and provides consistent application of U.S. GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of the updated guidance on its consolidated financial statements.

RESULTS OF OPERATIONS FOR FISCAL 2020 COMPARED TO FISCAL 2019

Net Loss

Distribution Segment

Distribution segment net loss was $1,321,000 in Fiscal 2020 compared to $1,811,000 in Fiscal 2019. The decrease in net loss in Fiscal 2020 was due to an increase in other income related to fair value adjustments (non-cash income), a decrease in general and administrative expenses, partially offset by lower revenue and gross profit.

Design Segment

Net loss for the design segment was $364,000 in Fiscal 2020 as compared to $1,793,000 in Fiscal 2019. The decrease in net loss in Fiscal 2020 resulted from higher gross profit, lower general and administrative expenses, partially offset by the impairment of goodwill (non-cash expense).

Main components of net loss for the distribution and design segments are reflected in the table below:

	Main Components of Net Income
	(amounts in thousands)
	Fiscal 2020			Fiscal 2019			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$34,478	$20,752	$13,726	$37,409	$21,988	$15,421	$(2,931)

Gross profit	$6,639	$2,775	$3,864	$6,581	$3,375	$3,206	$58
Sales and marketing expenses	1,951	1,495	456	1,965	1,441	524	(14)
General and administrative expenses	5,655	2,884	2,771	7,713	3,311	4,402	(2,058)
Goodwill impairment	1,015	–	1,015	–	–	–	1,015
Operating loss	(1,982)	(1,604)	(378)	(3,097)	(1,377)	(1,720)	1,115
Other (income)/expense, net	(216)	(202)	(14)	511	438	73	(727)
Income tax provision/(benefit)	9	9	–	(4)	(4)	–	13
Net loss	$(1,775)	$(1,411)	$(364)	$(3,604)	$(1,811)	$(1,793)	$1,829

Consolidated basic and diluted income loss per share was $0.19 and $0.38 for Fiscal 2020 Fiscal 2019, respectively.

Net Revenues

We generate revenue through two reportable segments: distribution and design. We believe that our total revenue will increase in the future as we grow our retail business and integrate the Kablooe business. We continue to work on integrating the sales forces for both the distribution and design segments of our business to explore synergistic opportunities.

The chart below indicates the revenues by operating segment for Fiscal 2020 and Fiscal 2019:

	(amounts in thousands)
	Fiscal 2020	Fiscal 2019	Increase (Decrease)
Distribution	$20,752	$21,988	$(1,236)
Design	13,726	15,421	(1,695)
Total	$34,478	$37,409	$(2,931)

Distribution Segment

Net revenues in the distribution segment declined $1,236,000, or 5.6%, to $20,752,000 in Fiscal 2020 from $21,988,000 in Fiscal 2019 due to reduced revenues in the sale of diabetic products partially offset by an increase in other product revenue. Revenues from diabetic products declined $2,314,000 and revenues from other products increased $1,078,000. We believe this decrease in diabetic product sales and increase in other product sales is a trend that will continue.

The following tables set forth revenues by channel, product line and geographic location of our distribution segment customers for the periods indicated:

	Net Revenues for Fiscal 2020
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$4,896	$5,572	$6,769	$17,237
Other products	2,439	760	316	3,515
Total net revenues	$7,335	$6,332	$7,085	$20,752

	Net Revenues for Fiscal 2019
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$5,187	$6,645	$7,719	$19,551
Other products	1,126	1,151	160	2,437
Total net revenues	$6,313	$7,796	$7,879	$21,988

Diabetic Product Revenues

Our distribution segment sources to the order of, and sells carrying cases for, blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sell them through their retail distribution channels.

Revenues from diabetic products declined $2,314,000, or 11.8%, to $17,237,000 in Fiscal 2020 from $19,551,000 in Fiscal 2019. The decline was primarily due to lower revenues from two major diabetic customers (Diabetic Products Customers B and C). Revenue declines from other major diabetic customers were less significant and were partially offset by an increase in revenue from all of our other diabetic products customers. As mentioned above, management believes that revenues from diabetic customers will continue to decline.

The following table sets forth our distribution segment net revenues by diabetic products customer for the periods indicated:

	(amounts in thousands)
	Fiscal 2020	Fiscal 2019	Increase (Decrease)
Diabetic Products Customer A	$6,145	$6,513	$(368)
Diabetic Products Customer B	3,448	4,128	(680)
Diabetic Products Customer C	4,912	6,114	(1,202)
Diabetic Products Customer D	1,924	2,265	(341)
All other Diabetic Products Customers	808	531	277
Total Diabetic Revenue	$17,237	$19,551	$(2,314)

Revenues from diabetic products represented 83% of net revenues for the distribution segment in Fiscal 2020 compared to 89% in Fiscal 2019.

Other Product Revenues

Our distribution segment also sources and sells cases and protective solutions to OEMs for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers. In Fiscal 2020, other product revenues were also derived from the sales and sourcing of personal protective equipment.

Revenues from other products increased $1,078,000, or 44%, to $3,515,000 in Fiscal 2020 from $2,437,000 in Fiscal 2019. Revenues from the sale of personal protective equipment increased $758,000 and sales from other products increased $320,000. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our other products customer base.

Revenues of other products represented 17% of our net revenues in Fiscal 2020 as compared to 11% in Fiscal 2019.

Design Segment

Net revenues in the design segment declined $1,695,000, or 11.0%, to $13,726,000 in Fiscal 2020 from $15,421,000 in Fiscal 2019. The decline in revenues was due to the reduction or delay in demand for design and development projects, partially related to COVID-19. Since its acquisition on August 17, 2020, Kablooe generated revenue of $172,000 in Fiscal 2020. The following table sets forth our design segment net revenues by major customers for the periods indicated:

	(amounts in thousands)
	Fiscal 2020	Fiscal 2019	Increase (Decrease)
Design Segment Customer 1	$2,585	$–	$2,585
Design Segment Customer 2	1,781	1,476	305
Design Segment Customer 3	1,958	2,985	(1,027)
Design Segment Customer 4	–	2,616	(2,616)
Design Segment Customer 7	–	1,080	(1,080)
All other Design Segment Customers	7,402	7,264	138
Total net revenues	$13,726	$15,421	$(1,695)

Gross Profit

Distribution Segment

Gross profit for the distribution segment declined $600,000, or 17.8%, to $2,775,000 in Fiscal 2020 from $3,375,000 in Fiscal 2019. Gross margin declined to 13.4% in Fiscal 2020, compared to 15.3% in Fiscal 2019.

These declines were driven primarily by lower sales revenue and a shift to lower-margin cases and pricing pressures on diabetic products from customers. The decline in gross margin from our diabetic products was partially offset by higher gross margins on the sale of personal protective equipment in Fiscal 2020. We are working on expanding our product offering to include higher margin products as well as enhancing our sales efforts to raise top side gross sales to raise total gross profit.

Design Segment

Gross profit for the design segment increased $658,000, or 20.5%, to $3,864,000 in Fiscal 2020 from $3,206,000 in Fiscal 2019. Gross margin improved from 20.8% Fiscal 2019 to 28.2% in Fiscal 2020. Gross margin in Fiscal 2019 was significantly lower than historical performance due to project overruns for two significant customers in that year. Depreciation expense, which is allocated to cost of sales for the design segment, was $98,000 and $139,000 for Fiscal 2020 and Fiscal 2019, respectively.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment increased $54,000, or 3.7%, to $1,495,000 in Fiscal 2020 from $1,441,000 in Fiscal 2019. The increase was primarily due to additional amortization on the cost of the Mooni Agreement (see Note 19). Sales and marketing expenses for the distribution segment increased to 7.2% of revenues in Fiscal 2020 from 6.6% in Fiscal 2019.

Design Segment

Sales and marketing expenses for the design segment decreased $68,000, or 13.0%, to $456,000 in Fiscal 2020 from $524,000 in Fiscal 2019. The decrease was primarily due to lower sales commissions and entertainment related expenses, partially offset by higher sales salaries. Sales and marketing expenses for the design segment remained fairly consistent at 3.3% of revenues in Fiscal 2020 compared to 3.4% in Fiscal 2019.

General and Administrative Expenses

Distribution Segment

General and administrative expenses for the distribution segment declined $427,000, or 12.9%, to $2,884,000 in Fiscal 2020 from $3,311,000 in Fiscal 2019. This decline was primarily due to a $511,000 reduction in legal fees related to responding to an SEC subpoena in Fiscal 2019 (which includes an $80,000 insurance settlement received in Fiscal 2020), a decrease in bad debt expense of $69,000, partially offset by higher professional fees of $100,000 (related to the Kablooe acquisition, valuation work and other matters), severance costs of $157,000 and $65,000 related to internal software implementation projects. General and administrative expenses as a percentage of revenue for the distribution segment decreased to 13.9% in Fiscal 2020 from 15.1% in Fiscal 2019.

Design Segment

General and administrative expenses for the design segment decreased $1,631,000, or 37.1%, to $2,771,000 in Fiscal 2020 from $4,402,000 for Fiscal 2019. The decrease is primarily related to a $2,075,000 reduction in bad debt expense, partially offset by the $327,000 investment impairment discussed in Note 6. Amortization of intangible assets is allocated to general and administrative expenses in the design segment. Amortization of intangible assets was $167,000 and $163,000 for Fiscal 2020 and Fiscal 2019, respectively.

Other (Income)/Expense

Distribution Segment

The distribution segment reported other income of $202,000 in Fiscal 2020 as compared to other expense of $438,000 in Fiscal 2019. The variance is due to fair value adjustments of $334,000 in Fiscal 2020 to reduce the deferred consideration liability associated with the IPS acquisition as compared to fair value adjustments of $296,000 in Fiscal 2019 to increase this deferred consideration liability.

Design Segment

The design segment reported other income of $14,000 in Fiscal 2020 as compared to other expense of $73,000 in Fiscal 2019. The change relates to interest payments of $61,000 received on the note receivable written off in Fiscal 2019 (See Note 6). In addition, interest expense was lower in Fiscal 2020 due to lower interest rates and a reduction in the average amount of debt outstanding.

Income Taxes

In Fiscal 2020, the Company recorded a tax provision of $9,000, generated a loss before income taxes of $1,766,000 and had an effective tax rate of 0.5%. In Fiscal 2019, the Company recorded a tax benefit of $4,000, generated a loss before income taxes of $3,604,000 and had an effective tax rate of 0.1%.

The Company maintains significant net operating loss carryforwards and does not recognize a significant income tax provision/(benefit) as its deferred tax provision is typically offset by maintaining a full valuation allowance on its net deferred tax assets. The Fiscal 2020 tax provision is primarily comprised of income taxes assessed in states where net operating losses are not available.

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

As of the filing date of this report, we had $300,000 available under our $1,300,000 line of credit which matures May 31, 2021. Additionally, Forward China holds a $1,600,000 promissory note which was extended to December 31, 2021 (see Note 14). Although this note has been extended on multiple occasions to assist the Company with its liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility as deemed necessary. We can provide no assurance that Forward China will extend the note again if we request an extension nor that any such credit facility will be available on terms acceptable to us or at all.

As discussed in Note 18, on April 18, 2020, the Company entered into a loan in an aggregate principal amount of $1,357,000 under the Paycheck Protection Program (the “PPP Loan”) pursuant to the recently enacted U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In December 2020, the Small Business Administration approved our forgiveness request for this loan.

We anticipate that our liquidity and financial resources for the next 12 months from the date of the filing of this report will be adequate to manage our operating and financial requirements. If we have the opportunity to make a strategic acquisition (as we have in the past with the acquisitions of IPS and Kablooe) or an investment in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity. If we seek to raise additional capital, there is no assurance that we will be able to raise funds on terms that are acceptable to us or at all.

At September 30, 2020, our working capital (current assets less current liabilities) was $3,396,000 compared to $3,542,000 at September 30, 2019. As of November 30, 2020, we had $2,594,000 of cash on hand.

Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

Cash Flows

During Fiscal 2020 and Fiscal 2019, our sources and uses of cash were as follows:

Cash Flows from Operating Activities

During Fiscal 2020, cash used in operating activities of $263,000 resulted from a net loss of $1,775,000, an increase in accounts receivable of $733,000, non-cash fair value adjustments of $334,000, and bad debt recoveries of $78,000, partially offset by non-cash impairment charges of $1,342,000, depreciation and amortization of $272,000, share-based compensation of $245,000 and the net change in other operating assets and liabilities of $798,000.

During Fiscal 2019, cash used in operating activities of $1,970,000 resulted from a net loss of $3,604,000, a reduction of accounts payable (including due to Forward China) of $975,000, a net loss reconciling adjustment of $327,000 for the fair value of cost method investment for services provided, an increase in prepaid expenses and other current assets of $193,000, an increase in other assets of $191,000 and an increase in inventory of $40,000, partially offset by the reduction of accounts receivable of $264,000, an increase in accrued expenses and other current liabilities of $97,000, an increase in deferred income of $95,000, and the add-back of non-cash items including bad debt expense of $2,065,000, depreciation and amortization of $312,000, share-based compensation expense of $216,000, deferred rent amortization of $16,000 and a non-cash increase of $296,000 in fair value adjustments of the earn-out consideration and deferred cash consideration.

Cash Flows from Investing Activities

In Fiscal 2020, cash used for investing activities of $390,000 primarily resulted from the $353,000 cash consideration paid for the Kablooe acquisition and purchases of property and equipment of $68,000.

In Fiscal 2019, cash used for investing activities of $33,000 resulted from purchases of property and equipment.

Cash Flows from Financing Activities

In Fiscal 2020, cash provided by financing activities of $485,000 consisted of $1,357,000 proceeds from the PPP Loan, borrowings of $900,000 under our line of credit and $32,000 in proceeds from stock options exercised, partially offset by $1,200,000 in repayments on the line of credit, $500,000 paid out on the deferred cash consideration and $104,000 in repayments on notes payable and capital leases.

In Fiscal 2019, cash provided by financing activities of $726,000 consisted of $1,550,000 in borrowings on the line of credit, offset by $600,000 in repayments on the line of credit and $225,000 in repayments on notes payable and capital leases.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting as of September 30, 2020 was effective based on that criteria.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of Fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2020. Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (https://forwardindustries.com/investors/governance/) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on the website address and location specified above.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2020.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2020.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2020.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2020.

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

Dated: December 17, 2020

FORWARD INDUSTRIES, INC.
By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 17, 2020	/s/ Terence Wise Terence Wise Principal Executive Officer and Director

December 17, 2020	/s/ Anthony Camarda Anthony Camarda Principal Financial Officer and Chief Accounting Officer

December 17, 2020	/s/ Howard Morgan Howard Morgan Director

December 17, 2020	/s/ Sangita Shah Sangita Shah Director
December 17, 2020	/s/ James Ziglar James Ziglar Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1		Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2		Asset Purchase Agreement by and among Forward Industries, Inc., Kablooe, Inc., Kablooe Design, Inc. and Tom KraMer dated August 17, 2020+	8-K	8/17/20	2.1
3.1		Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2		Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3		Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4		Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1		Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	12/27/19	4.1
4.2		Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) (as amended and restated)				Filed
10.1		2011 Long Term Incentive Plan, as amended	10-Q	2/14/19	4.3
10.2		Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-K	12/16/15	10.7
10.2(a)		Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.2(b)		Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.2(c)		Amendment No. 3 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-Q	5/15/19	10.1(c)
10.2(d)		Amendment No. 4 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-K	12/27/19	10.3(d)
10.2(e)		Amendment No. 5 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation				Filed
10.3		Form of Employment Agreement dated January 18, 2018+*	8-K	1/18/18	10.1
10.4		Employment Agreement dated May 16, 2018 - Terence Wise*	10-Q	5/18/18	10.5
10.5		Employment Agreement between Forward Industries, Inc. and Anthony Camarda, dated June 26, 2020*	8-K	7/2/20	10.1
10.6		Paycheck Protection Program Term Note payable to TD Bank, N.A. dated April 18, 2020	8-K	4/22/20	10.1
21.1		List of Subsidiaries				Filed
23.1		Consent of Independent Registered Public Accounting Firm				Filed
31.1		CEO Certifications (302)				Filed
31.2		CFO Certification (302)				Filed
32.1		CEO and CFO Certifications (906)				Furnished
101	.INS	XBRL Instance Document				Filed
101	.SCH	XBRL Taxonomy Extension Schema Document				Filed
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Management compensatory agreement or arrangement.

+     Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc.; 700 Veterans Memorial Hwy, Suite 100, Hauppauge, NY 11788; Attention: Corporate Secretary.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and Subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company has changed its method for accounting for leases as of October 1, 2019 due to the adoption of Accounting Standards Codification Topic 842 Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of the internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Jericho, New York

December 17, 2020

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	2019
Assets

Current assets:
Cash	$2,924,627	$3,092,813
Accounts receivable, net	7,602,316	6,695,120
Inventories	1,275,694	1,608,827
Prepaid expenses and other current assets	419,472	441,502

Total current assets	12,222,109	11,838,262

Property and equipment, net	215,323	243,002
Intangible assets, net	1,531,415	1,248,712
Goodwill	1,758,682	2,182,427
Investment	–	326,941
Operating lease right of use assets, net	3,512,042	–
Other assets	116,697	255,008

Total assets	$19,356,268	$16,094,352

Liabilities and shareholders' equity

Current liabilities:
Line of credit	$1,000,000	$1,300,000
Note payable to Forward China	1,600,000	1,600,000
Accounts payable	197,022	315,444
Due to Forward China	3,622,401	3,236,693
Deferred income	485,078	219,831
Current portion of notes payable	983,395	54,799
Current portion of capital leases payable	18,411	39,941
Current portion of deferred consideration	45,000	834,000
Current portion of operating lease liability	259,658	–
Accrued expenses and other current liabilities	615,401	694,972
Total current liabilities	8,826,366	8,295,680

Other liabilities:
Notes payable, less current portion	529,973	–
Operating lease liability, less current portion	3,359,088	–
Capital lease liability, less current portion	12,769	26,438
Deferred rent	–	60,935
Deferred consideration, less current portion	45,000	–
Total other liabilities	3,946,830	87,373

Total liabilities	12,773,196	8,383,053

Commitments and contingencies

Shareholders' equity:

Common stock, par value $0.01 per share; 40,000,000 shares authorized; 9,883,851 and 9,533,851 shares issued and outstanding at September 30, 2020 and 2019, respectively	98,838	95,338
Additional paid-in capital	19,579,684	18,936,130
Accumulated deficit	(13,095,450)	(11,320,169)

Total shareholders' equity	6,583,072	7,711,299

Total liabilities and shareholders' equity	$19,356,268	$16,094,352

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2020	2019

Revenues, net	$34,478,358	$37,409,030
Cost of sales	27,839,851	30,828,148
Gross profit	6,638,507	6,580,882

Sales and marketing	1,950,704	1,965,230
General and administrative	5,655,186	7,713,035
Goodwill impairment	1,015,000	–

Loss from operations	(1,982,383)	(3,097,383)

Fair value adjustment of earn-out consideration	(350,000)	260,000
Fair value adjustment of deferred cash consideration	16,000	36,000
Interest income	(60,932)	–
Interest expense	174,962	201,004
Other expense, net	3,701	13,805
Loss before income taxes	(1,766,114)	(3,608,192)

Provision for (benefit from) income taxes	9,167	(4,162)

Net loss	$(1,775,281)	$(3,604,030)

Net loss per share:
Basic	$(0.19)	$(0.38)
Diluted	$(0.19)	$(0.38)

Weighted average common shares outstanding:
Basic	9,583,441	9,532,034
Diluted	9,583,441	9,532,034

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	For the Fiscal Year Ended September 30, 2020
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2019	9,533,851	$95,338	$18,936,130	$(11,320,169)	$7,711,299

Share-based compensation	–	–	245,154	–	245,154
Shares issued for Kablooe acquisition	300,000	3,000	366,900	–	369,900
Stock options exercised	50,000	500	31,500	–	32,000
Net loss	–	–	–	(1,775,281)	(1,775,281)

Balance at September 30, 2020	9,883,851	$98,838	$19,579,684	$(13,095,450)	$6,583,072

	For the Fiscal Year Ended September 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2018	9,533,851	$95,338	$18,720,396	$(7,716,139)	$11,099,595

Share-based compensation	–	–	215,734	–	215,734
Net loss	–	–	–	(3,604,030)	(3,604,030)

Balance at September 30, 2019	9,533,851	$95,338	$18,936,130	$(11,320,169)	$7,711,299

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2020	2019
Operating Activities:
Net loss	$(1,775,281)	$(3,604,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	245,154	215,734
Depreciation and amortization	271,973	311,581
Bad debt (recovery)/expense	(78,278)	2,065,592
Deferred rent	–	16,013
Change in fair value of earn-out consideration	(350,000)	260,000
Change in fair value of deferred cash consideration	16,000	36,000
Goodwill impairment	1,015,000	–
Fair value of cost method investment for services provided	–	(326,941)
Impairment of investment	326,941	–
Changes in operating assets and liabilities:
Accounts receivable	(733,228)	263,806
Inventories	333,133	(39,913)
Prepaid expenses and other current assets	30,542	(193,068)
Other assets	138,311	(191,458)
Accounts payable and due to Forward China	245,679	(975,265)
Deferred income	219,713	94,818
Operating lease liabilities	25,945	–
Accrued expenses and other current liabilities	(194,550)	97,402
Net cash used in operating activities	(262,946)	(1,969,729)

Investing Activities:
Purchases of property and equipment	(68,456)	(33,138)
Cash used in acquisition of Kablooe, Inc.	(352,628)	–
Cash acquired in acquisition of Kablooe, Inc.	31,024	–
Net cash used in investing activities	(390,060)	(33,138)

Financing Activities:
Proceeds from line of credit borrowings	900,000	1,550,000
Repayment of line of credit borrowings	(1,200,000)	(600,000)
Repayment of notes payable	(68,551)	(169,648)
Proceeds from PPP loan	1,356,570	–
Cash proceeds from stock options exercised	32,000	–
Repayments of capital leases	(35,199)	(54,538)
Payment of deferred cash consideration	(500,000)	–
Net cash provided by financing activities	484,820	725,814

Net decrease in cash	(168,186)	(1,277,053)
Cash at beginning of year	3,092,813	4,369,866
Cash at end of year	$2,924,627	$3,092,813

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$178,114	$201,004
Cash paid for taxes	$4,854	$–

Supplemental Disclosures of Non-Cash Information:
Lease assets recorded in accordance with ASC 842	$3,825,632	$–
Lease liabilities recorded in accordance with ASC 842	$3,906,391	$–
Common stock issued in Kablooe acquisition	$369,900	$–
Fair value of Kablooe contingent earnout consideration	$90,000	$–

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        OVERVIEW

Business

Forward Industries, Inc. is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. Through its acquisitions of IPS and Kablooe, the Company has expanded its ability to design and develop solutions for our existing multinational client base and expand beyond the diabetic product line into a variety of industries with a full spectrum of hardware and software product design and engineering services.  In addition to our existing design and distribution of carry and protective solutions, primarily for handheld electronic devices, the Company is now a one-stop shop for design, development and manufacturing solutions serving a wide range of clients in the industrial, commercial and consumer industries. The Company’s previous principal customer market has been original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets and firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the geographic area encompassing North America, Central America and South America, which we refer to as the “Americas”. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”), See Note 14.

As a result of the expansion of the design development capabilities through its wholly-owned subsidiaries, IPS and Kablooe, the Company is now able to introduce proprietary products to the market from concepts brought to it from a number of different sources, both inside and outside the Company.

Within this report, certain dollar amounts and percentages have been rounded to their approximate values.

Impact of COVID-19

The outbreak of the COVID-19 virus in China and its subsequent spread throughout the world has impacted our Fiscal 2020 results of operations. In efforts to contain the virus, authorities have implemented travel restrictions, quarantines, business limitations and shutdowns. Since the majority of our workforce is based in New York, these restrictions have required substantially all our employees to work from home for much of Fiscal 2020. During the third quarter of Fiscal 2020, productivity of our direct labor employees was reduced, which caused a decline in revenue and gross profit. As some of these restrictions were relaxed in the fourth quarter of Fiscal 2020, employees started to return to the office with minimal operational challenges. Business shutdowns resulting from the pandemic disrupted our supply chain and the manufacture or shipment of our products and have delayed the rollout of our smart enabled retail products to big box retail stores, causing our distribution segment revenues in Fiscal 2020 to be less than anticipated. Additionally, our design segment reported lower revenues as demand for its design and development services were reduced or delayed. The impact from lower revenue was partially offset by a reduction in certain selling and travel related expenses resulting from government mandated stay-at-home orders and travel restrictions as well as revenues derived from sales and sourcing of personal protective equipment. The pandemic had temporarily impacted our liquidity in Fiscal 2020, as collections of accounts receivable were somewhat delayed at certain times.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The economy started to open in certain jurisdictions where the virus was considered under control. However, there continue to be areas with increased rates of infection that could cause government officials to enact more restrictions on how businesses operate. The future impacts of the pandemic and any resulting economic impact are largely unknown and could be significant. It is possible that the pandemic, the measures taken by the governments of countries affected and the resulting economic impact may negatively impact our results of operations, cash flows and financial position in future periods as well as that of our customers, including their ability to pay for our services and choosing to allocate their budgets to new or existing projects which require our services. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Part I, Item 1A — Risk Factors” in this Annual Report for a description of the material risks that the Company currently faces in connection with COVID-19.

As a result of revenue and earnings shortfalls in the second quarter of Fiscal 2020, due in part to COVID-19 and the related future uncertainty, the Company revised revenue and operational projections for IPS for the later part of Fiscal 2020 and future periods. These events impacted the carrying value of goodwill (see Note 4). Until there is a vaccine and treatment that is widely distributed, we expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities.

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

The worldwide spread of COVID-19 has resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and general business operations for an unknown period of time until the disease is contained. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain, and as of the date of issuance of these consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or adjust the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly-owned subsidiaries (Forward US, Forward Switzerland, Forward UK, IPS and Kablooe). All significant intercompany transactions and balances have been eliminated in consolidation. Intercompany sales of $49,000 and $221,000 from IPS to Forward US have been eliminated in consolidation for Fiscal 2020 and Fiscal 2019, respectively.

The Company incurred a net loss of $1,775,000 for Fiscal 2020 and generated negative cash flow from operations of $263,000. We believe our existing cash balance and working capital will be sufficient to meet our liquidity needs at least through December 2021.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

The Company has two reportable segments: distribution and design. The distribution segment consists of two reporting units (Forward US and Forward Switzerland, that collectively comprise one operating segment) that source and distribute carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services.

Organizing our business through these operating segments allows us to align our resources and manage our operations. Our chief operating decision maker regularly reviews operating segment revenue and profitability when assessing financial results of operating segments and allocating resources.

We measure the performance of our operating segments based upon operating segment revenue and operating income or loss. Segment operating income or loss includes revenues earned and expenses incurred directly by the operating segment, including cost of sales and selling, marketing, and general and administrative expenses (see Note 16 for more discussion on operating segments).

Goodwill

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (IPS and Kablooe) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform the impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. During Fiscal 2020, the Company recorded an impairment charge of $1,015,000 related to goodwill (See Note 4).

Intangible Assets

Intangible assets include trademarks and customer relationships, which were acquired as part of the acquisitions of IPS in Fiscal 2018 and Kablooe in Fiscal 2020 (see Note 3) and are recorded based on their estimated fair value determined in conjunction with the purchase price allocation. These intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to its intangible assets. Management evaluated and concluded that there were no impairments of intangible assets at September 30, 2020.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2020 and 2019. The Company maintains its cash in bank and financial institution deposits in the United States (that at times may exceed federally insured limits of $250,000 per financial institution) and Switzerland. At September 30, 2020 and 2019, there were deposits totaling $2,300,000 (which includes $770,000 in a foreign bank) and $2,800,000 (which includes $650,000 in a foreign bank), respectively, held in excess of federally insured limits. Historically, we have not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers or their contract manufacturers. The Company performs periodic credit evaluations of its customers including an evaluation of days outstanding, payment history, recent payment trends, and perceived creditworthiness, and believes that adequate allowances for any uncollectible receivables are maintained. Credit terms to customers generally range from net thirty (30) days to net one hundred twenty (120) days. At September 30, 2020, the Company had allowances for doubtful accounts of $249,000 and $347,000 related to the Company’s distribution segment and design segment accounts receivable, respectively. At September 30, 2019, the Company had allowances for doubtful accounts of $159,000 and $2,033,000 relating to the Company’s distribution segment and design segment accounts receivable, respectively. The decrease in allowance for doubtful accounts for the design segment is primarily due to the conversion of the accounts receivable balance from a customer, and the associated allowance for doubtful accounts, of $1,626,000, to a note receivable (see Note 6).

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise un-saleable inventories to net realizable value. The allowance is established through charges to cost of goods sold in the Company’s consolidated statements of operations. As reserved inventory is disposed of, the Company charges off the associated allowance. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2020 and 2019, there was no allowance for obsolete inventory.

Property and Equipment

Property and equipment consist of furniture, fixtures, equipment and leasehold improvements and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for furniture, fixtures and equipment ranges from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

The Company adopted Accounting Standards Codification (“ASC”) 842, "Leases", effective October 1, 2019 using the modified retrospective transition method and elected to apply the available practical expedients to enable the preparation of financial information on adoption. The practical expedients applied under the new standard allow the Company to carry forward the historical lease classification and not reassess its prior conclusions about lease identification or initial direct costs. In accordance with this guidance, lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease assets are shown as right of use assets and financing lease assets are a component of property and equipment on the consolidated balance sheets. The current and long-term portions of operating and financing lease liabilities are shown separately as such on the consolidated balance sheets. Upon adoption of ASC 842, the Company recognized right of use assets of $3,649,000 and corresponding lease liabilities of $3,729,000 pertaining to its operating leases on its consolidated balance sheets.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At September 30, 2020, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. Our income tax provision or benefit is generally not significant due to the existence of significant net operating loss carryforwards.

Revenue Recognition

Distribution Segment

The Company adopted ASC 606, “Revenue Recognition” effective October 1, 2018. In accordance with this guidance, the Company generally recognizes revenue in its distribution segment when: (i) finished goods are shipped to our distribution customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale, i.e., transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying consolidated balance sheets. Contract liabilities at September 30, 2020 and 2019 were $75,000 and $0 for the distribution segment.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying consolidated balance sheets. Contract assets at September 30, 2020 and 2019 were $649,000 and $611,000, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying consolidated balance sheets. Contract liabilities at September 30, 2020 and 2019 were $410,000 and $220,000, respectively.

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers in net revenues and the related transportation costs in cost of goods sold.

Foreign Currency Transactions

Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in other expense in the accompanying consolidated statements of operations. The approximate net losses from foreign currency transactions were $3,000 and $14,000 for the fiscal years ended September 30, 2020 and 2019, respectively. Such foreign currency transaction losses were primarily the result of Euro denominated revenues from certain customers.

Fair Value Measurements

We perform fair value measurements in accordance with the guidance provided by ASC 820, “Fair Value Measurement.” ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense

The Company estimates the fair value of employee and non-employee director share-based compensation on the date of grant using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. The fair value of employee and non-employee director share-based compensation is recognized in the consolidated statements of operations over the related service or vesting period of each grant. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards (see Note 9).

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

Reclassifications

Certain amounts in the accompanying Fiscal 2019 financial statements have been reclassified to conform to the Fiscal 2020 presentation.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement – Disclosure Framework (Topic 820)” to improve the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)” to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. The pronouncement is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that provides clarity to and amends earlier guidance on this topic and would be effective concurrently with the adoption of such earlier guidance. This pronouncement is effective for the Company for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)” addressing customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs are required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions to the general principles in Topic 740 and provides consistent application of U.S. GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of the updated guidance on its consolidated financial statements.

NOTE 3        ACQUISITION

On August 17, 2020, in order to further diversify its customer base and the industries in which it sells its products, the Company and Kablooe, Inc. (a newly formed wholly-owned subsidiary of the Company) entered into an Asset Purchase Agreement (the “Agreement”) with Kablooe Design, Inc. (“Kablooe Design”) and its sole shareholder. Kablooe Design is an innovative medical and consumer design and development company whose clients include leading brands in medical devices. In consideration for the acquisition of substantially all of the assets of Kablooe Design, the Company: (i) paid $353,000 in cash; (ii) issued 300,000 shares of its common stock; (iii) agreed to pay up to an aggregate $500,000 in contingent earnout payments based on Kablooe meeting certain earnings milestones (as defined in the Agreement) over a five-year period; and (iv) agreed to make two additional $50,000 retention payments to Kablooe’s Chief Executive Officer on the fourth and fifth anniversaries of the acquisition based on his continued employment with Kablooe and the achievement of the earnings milestones (as defined in the Agreement). Additionally, in conjunction with this acquisition, the Company entered into a five-year employment agreement with Kablooe’s Chief Executive Officer and agreed to pay him a salary of $250,000 per year.

At the date of acquisition, the consideration transferred consisted of cash, shares of Forward’s common stock, and contingent consideration based on the earnings performance of Kablooe over a five-year period. The acquisition date fair value of consideration transferred consisted of the following:

Cash at closing (1)	$353,000
Value of Forward's common stock (2)	370,000
Fair value of contingent earnout consideration (3)	90,000
$813,000

(1)	Cash paid by Forward at closing.

(2)	Forward issued 300,000 shares of its common stock valued at $1.23 per share, which represents the August 17, 2020 closing price of $1.37 per share, less an estimated 10% reduction in fair value related to restrictions that limit their marketability for a period of six months.

(3)	Fair value of the contingent consideration is measured using the Black-Scholes option pricing method. Contingent consideration is to be paid in cash only upon Kablooe meeting certain earnings milestones over a five-year period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition date:

Cash	$31,000
Accounts receivable	96,000
Customer relationships (8 yr life)	340,000
Trademark (15 yr life)	110,000
Property and equipment	9,000
Other assets	9,000
Total identifiable assets acquired	595,000
Accounts payable	(22,000)
Accrued liabilities	(135,000)
Deferred revenue	(46,000)
Debt	(170,000)
Total liabilities assumed	(373,000)
Net identifiable assets acquired	222,000
Goodwill	591,000
Net assets acquired	$813,000

In relation to our acquisition of Kablooe, we incurred $78,000 of acquisition related costs in Fiscal 2020, including legal and valuation costs. These costs were expensed as incurred and included as a component of general and administrative expenses on the consolidated statement of operations. Kablooe’s results of operations have been included in the consolidated financial statements since the acquisition date. Our consolidated statement of operations for Fiscal 2020 includes revenue of $172,000 for Kablooe.

NOTE 4         INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	September 30, 2020			September 30, 2019
	Trademark	Customer Relationships	Total Intangible Assets	Trademark	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$475,000	$1,050,000	$1,525,000
Less accumulated amortization	(86,000)	(358,000)	(444,000)	(54,000)	(222,000)	(276,000)
Net carrying amount	$499,000	$1,032,000	$1,531,000	$421,000	$828,000	$1,249,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s intangible assets were acquired as a result of the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively, and are amortized over their expected useful lives. The useful lives are 15 years for the trademarks and 8 years for the customer relationships. The intangible assets are held under the design segment of our business. During Fiscal 2020 and Fiscal 2019, the Company recorded amortization expense related to intangible assets of $167,000 and $162,000, respectively, which is included in general and administrative expenses in the Company’s consolidated statements of operations.

At September 30, 2020, estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter is as follows:

Years Ending September 30,	Amount
2021	$213,000
2022	213,000
2023	213,000
2024	213,000
2025	213,000
Thereafter	466,000
Total	$1,531,000

Goodwill

The Company’s goodwill resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively. All of the Company’s goodwill is held under the design segment of our business. Goodwill is not deductible for tax purposes.

During Fiscal 2020, the Company experienced triggering events that prompted the testing of its goodwill for impairment. Those triggering events included the reduction in fair value of the IPS contingent earn-out consideration discussed in Note 6 and revised revenue and operational projections for IPS for the later part of Fiscal 2020 and future periods. Based on these factors, we concluded that it was more likely than not that the fair value of the IPS reporting unit had declined below its carrying amount. The Company then calculated the fair value of this reporting unit using Level 3 inputs, which is a combination of asset-based, income and market approaches. These estimates and assumptions included discount rate, terminal growth rate, selection of peer group companies and control premium applied as well as forecasts of revenue growth rates, gross margins, operating margins, and working capital requirements. Any changes in the judgments, estimates, or assumptions used could produce significantly different results. We concluded the IPS reporting unit’s fair value was below its carrying value by $1,015,000 and an impairment charge was recognized for this amount in Fiscal 2020. The Company performed the annual goodwill impairment test for Fiscal 2019 and determined there was no impairment.

Below is the rollforward of goodwill for the design segment, the only reportable segment with goodwill:

	Design Segment	Consolidated
Balance at September 30, 2019	$2,183,000	$2,183,000

Acquisition of Kablooe	591,000	591,000
IPS goodwill impairment	(1,015,000)	(1,015,000)

Balance September 30, 2020	$1,759,000	$1,759,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5         PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization are summarized by reportable segment in the table below:

	September 30,
	2020			2019
	Consolidated	Distribution	Design	Consolidated	Distribution	Design
Computer software and hardware	$488,000	$146,000	$342,000	$312,000	$278,000	$34,000
Furniture and fixtures	147,000	28,000	119,000	199,000	79,000	120,000
Equipment	61,000	–	61,000	308,000	4,000	304,000
Leasehold improvements	2,000	–	2,000	42,000	42,000	–
Property and equipment, cost	698,000	174,000	524,000	861,000	403,000	458,000
Less: accumulated depreciation and amortization	(483,000)	(151,000)	(332,000)	(618,000)	(385,000)	(233,000)
Property and equipment, net	$215,000	$23,000	$192,000	$243,000	$18,000	$225,000

Depreciation expense was $105,000 and $149,000 for Fiscal 2020 and Fiscal 2019, respectively.

NOTE 6         FAIR VALUE MEASUREMENTS

The deferred consideration of $90,000 at September 30, 2020 represents the fair value of the contingent earnout consideration related to the acquisition of Kablooe. The current and non-current portions of this liability of $45,000 each are shown in the corresponding categories on the consolidated balance sheet at September 30, 2020. The deferred consideration of $834,000 on our consolidated balance sheet at September 30, 2019 was the $484,000 present value of the deferred cash consideration related to the acquisition of IPS and the $350,000 estimated fair value of the contingent earnout consideration related to the acquisition of IPS. The IPS earnout consideration was adjusted down to $0 in Fiscal 2020 due to the low likelihood of IPS reaching the earnings targets outlined in the Stock Purchase Agreement.

The following table presents the placement in the fair value hierarchy and summarizes the change in fair value of the earn-out consideration for Fiscal 2020 and Fiscal 2019:

		Fair value measurement at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

September 30, 2018	$538,000	$–	$–	$538,000

Increase in fair value of IPS deferred cash consideration	36,000	–	–	36,000
Increase in fair value of IPS earn-out consideration	260,000	–	–	260,000
September 30, 2019	834,000	–	–	834,000

Increase in fair value of IPS deferred cash consideration	16,000	–	–	16,000
Decrease in the fair value of IPS earnout consideration	(350,000)	–	–	(350,000)
Payout of IPS deferred cash consideration	(500,000)	–	–	(500,000)
Fair value of Kablooe contingent earnout consideration	90,000	–	–	90,000
September 30, 2020	$90,000	$–	$–	$90,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Kablooe contingent earn-out consideration will be measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Black-Scholes valuation model to estimate the fair value of the Kablooe earn-out consideration at September 30, 2020:

Volatility	40%
Risk free interest rate	1%
Expected term, in years	0.5 - 4.5
Dividend yield	0%

During Fiscal 2019, the Company and a customer entered into an agreement, whereby the Company received common stock in the customer as compensation for product design services provided by the Company. The shares represent less than a 2% ownership interest in the customer. Pursuant to ASC 820, management estimated the initial fair value of the investment to be $327,000, based on a private placement round of common stock issued to third party private investors of the customer at a time close to the valuation date. Based on this valuation, the Company recognized revenue and a cost method investment for that amount in Fiscal 2019. Management determined that the inputs used to value the investment are observable, either directly or indirectly, and therefore classified as a Level 2 valuation. Pursuant to ASC 820, the transaction price of the cash financing round establishes the fair value of the common stock issued as consideration unless one of the following conditions exists:

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

On January 21, 2020, the Company executed a non-negotiable promissory note with a principal amount of $1,626,000 with the same design segment customer in which we are invested to recover accounts receivable which had been reserved as bad debt in Fiscal 2019. Beginning on April 1, 2020, monthly interest and principal payments, based on a one-year amortization schedule, were due and payable in arrears on the first day of the month until March 1, 2021. Interest accrues at a rate of 8% per annum. Since no payments were received through June 30, 2020, the note receivable is fully reserved on the Company’s consolidated balance sheets. In the fourth quarter of Fiscal 2020, the Company received $134,000 from this customer, of which $61,000 was applied to past due interest and penalties and recorded as interest income, and $73,000 was applied to principal and recorded as a recovery of bad debt expense as a reduction of general and administrative expense.

During Fiscal 2020, as a result of the customer’s default on the promissory note, the impact of COVID-19, and performance of the business in which the Company is invested, including its inability to generate revenue, management concluded the investment was also impaired and it recorded an impairment charge of $327,000 to fully reserve the investment on the Company’s consolidated balance sheet at September 30, 2020. The impairment charge is included in the general and administrative expenses of the consolidated statement of operations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the placement in the fair value hierarchy and summarizes the change in fair value of the cost method investment during Fiscal 2020 and Fiscal 2019:

		Fair value measurement at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

September 30, 2019	$327,000	$–	$327,000	$–

Impairment of cost method investment	(327,000)	–	(327,000)	–

September 30, 2020	$–	$–	$–	$–

NOTE 7        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities by operating segment at September 30, 2020 and 2019 are as follows:

	September 30,
	2020			2019
	Consolidated	Distribution	Design	Consolidated	Distribution	Design

Paid time off	$296,000	$36,000	$260,000	$170,000	$40,000	$130,000
Other payroll related costs	178,000	58,000	120,000	187,000	33,000	154,000
Legal fees	18,000	–	18,000	154,000	154,000	–
Other	123,000	14,000	109,000	184,000	31,000	153,000
Total	$615,000	$108,000	$507,000	$695,000	$258,000	$437,000

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

“Blank Check” Preferred Stock

The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Of these shares, 100,000 shares have been authorized as the Series A Participating Preferred Stock. There were no shares of preferred stock outstanding at September 30, 2020 and 2019.

Warrants

At September 30, 2020, the Company had 151,335 warrants outstanding and exercisable. The warrants have exercise prices ranging from $1.75 to $1.84 per share and have a weighted average exercise price of $1.80 per share. At September 30, 2020, 76,335 of these warrants have a remaining life of 3.3 years and 75,000 warrants have an expiration date 90 days after a registration statement registering common stock (other than pursuant to an employee benefit plan) is declared effective by the Securities and Exchange Commission.

Other Activity

In Fiscal 2020, the Company issued 300,000 shares of its common stock in connection with the Kablooe acquisition (see Note 3) and issued 50,000 shares of its common stock pursuant to the exercise of stock options (see Note 9).

NOTE 9         SHARE-BASED COMPENSATION

2011 Long Term Incentive Plan

In March 2011, shareholders of the Company approved the 2011 Long Term Incentive Plan (the "2011 Plan"), which originally authorized 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. On February 13, 2018, the shareholders of the Company approved an amendment to the 2011 Plan to increase the aggregate number of shares of the Company's common stock authorized for issuance under the 2011 Plan by 1,000,000 shares of common stock, from 850,000 shares of common stock to 1,850,000 shares of common stock. Forfeited awards are eligible for re-grant under the 2011 Plan. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administers the 2011 Plan. Options generally expire five to ten years after the date of grant. The total shares of common stock available for grants of equity awards under the 2011 Plan was 291,000 as of September 30, 2020.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan"), which was approved by shareholders of the Company in May 2007, and, as amended in February 2010, expired in accordance with its terms in May 2017. However, there remain 2,500 shares associated with unexercised options as of September 30, 2020. The exercise price of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. There are no unvested restricted stock awards related to the 2007 Plan. The Compensation Committee administers the 2007 Plan. Options generally expire ten years after the date of grant.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions in the following table. The expected term represents the period over which the stock option awards are expected to be outstanding. The Company utilizes the simplified method to develop an estimate of the expected term of “plain vanilla” option grants. The expected volatility used is based on the historical price of the Company’s stock over the most recent period commensurate with the expected term of the award. The risk-free interest rate used is based on the implied yield of U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. The estimated annual forfeiture rate is based on management’s expectations and will reduce expense ratably over the vesting period. The forfeiture rate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material.

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	Fiscal 2020	Fiscal 2019
Expected term (years)	2.5-3.0	2.50-2.75
Expected volatility	65%-79%	82%
Risk free interest rate	0.15%-1.39%	2.53%
Expected dividends	0%	0%
Estimated annual forfeiture rate	0%-10%	0%

In Fiscal 2020, the Company made the following option grants:

•	Options to non-employee directors to purchase an aggregate of 248,019 shares of its common stock at an exercise price of $1.13 per share. The options were granted in February 2020, vest one year from the date of grant, expire five years from the date of grant and had an aggregate grant date fair value of $145,000, which is being recognized ratably over the vesting period.

•	Options to its Chief Executive Officer to purchase 180,395 shares of its common stock at an exercise price of $1.40 per share. These options were granted in September 2020, vested immediately, expire five years from the date of grant and had an aggregate grant date fair value of $100,000, which was fully recognized on the date of grant.

•	Options to an employee to purchase 27,329 shares of its common stock at an exercise price of $1.42 per share. These options were granted in August 2020, vest ratably over two years, expire five years from the date of grant and had an aggregate grant date fair value of $20,000, which is being recognized ratably over the vesting period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In Fiscal 2019, the Company made the following option grants:

•	Options to non-employee directors to purchase an aggregate of 150,021 shares of its common stock at an exercise price of $1.54 per share. The options were granted in February 2019, vested one year from the grant date, expire five years from the date of grant and had an aggregate grant date fair value of $120,000, which is being amortized ratably over the vesting period.

•	Options to non-employee directors to purchase an aggregate of 140,460 shares of common stock at an exercise price of $1.54 per share. The options were granted in February 2019, vested immediately, expire five years from the date of grant and had an aggregate grant date fair value of $108,000, which was fully recognized on the date of grant.

The options granted during Fiscal 2020 and Fiscal 2019 had a weighted average grant date value of $0.58 and $0.78 per share, respectively. The Company recognized compensation expense for stock option awards of $245,000 and $212,000 during Fiscal 2020 and Fiscal 2019, respectively, in its consolidated statements of operations.

During Fiscal 2020, the Company issued 50,000 shares of its common stock pursuant to the exercise of stock options at an exercise price of $0.64 per share for aggregate cash proceeds of $32,000. The intrinsic value of the options exercised was $33,000. No options were exercised in Fiscal 2019.

At September 30, 2020, there was $75,000 of unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.6 years.

The following table summarizes stock option activity during Fiscal 2020:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Life (Yrs.)	Value
Outstanding, September 30, 2019	813,000	$1.69
Granted	456,000	$1.25
Exercised	(50,000)	$0.64
Forfeited	(16,000)	$2.97
Expired	(65,000)	$2.64
Outstanding, September 30, 2020	1,138,000	$1.49	3.7	$73,000

Exercisable, September 30, 2020	844,000	$1.61	3.5	$8,600

Options outstanding at September 30, 2020 and September 30, 2019 have an exercise price between $0.64 and $3.73 per share.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

The Company recognized compensation expense of $0 and $3,000 during Fiscal 2020 and Fiscal 2019, respectively, for restricted stock awards in its consolidated statements of operations. At September 30, 2020, there was no unrecognized compensation expense related to nonvested restricted stock awards.

NOTE 10      INCOME TAXES

The following table summarizes the Company’s consolidated provision/(benefit) for U.S. federal, state and foreign taxes on income:

	Fiscal 2020	Fiscal 2019
Current:
Federal	$(4,000)	$(4,000)
State	13,000	–
Foreign	–	–

Deferred:
Federal	414,000	(713,000)
State	82,000	(127,000)
Foreign	283,000	(46,000)
	788,000	(890,000)
Change in valuation allowance	(779,000)	886,000
Income tax provision/(benefit)	$9,000	$(4,000)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax provision/(benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	September 30,
	2020	2019
Deferred tax assets
Net operating losses	$1,812,000	$2,311,000
Capital loss carryforwards	–	38,000
Share-based compensation	180,000	169,000
Alternative minimum and other tax credits	5,000	9,000
Excess tax over book basis in inventory	20,000	32,000
Reserves and other allowances	155,000	535,000
Deferred rent	13,000	19,000
Accrued compensation	70,000	9,000
Accrued expenses	–	151,000
Depreciation	31,000	27,000
Charitable contributions	3,000	1,000
Total deferred tax assets	2,289,000	3,301,000

Deferred tax liabilities
Prepaid expenses	(58,000)	(141,000)
Intangible assets	(245,000)	(298,000)
481 Election (IPS)	(99,000)	(196,000)
Total deferred tax liabilities	(402,000)	(635,000)
Valuation allowance	(1,887,000)	(2,666,000)
Net deferred tax assets	$–	$–

For Fiscal 2020 and Fiscal 2019, the Company recorded a provision for income taxes which includes net expense of $9,000 in Fiscal 2020, and a benefit of $4,000 in Fiscal 2019. The Fiscal 2020 net expense of $9,000 includes state income tax expenses of $13,000, partially offset by a $4,000 refund of the remaining unused balance of alternative minimum tax (“AMT”) credits. The $4,000 tax benefit recorded in Fiscal 2019 related to a partial refund of AMT tax. Under the Tax Cuts and Jobs Act of 2017, AMT was repealed. The tax code in turn provided for a refund of the tax credits that existed on December 31, 2017 at a 50% rate in tax years 2018, 2019 and 2020, with any remaining credits being fully refundable in 2021. The CARES Act now allows corporations to immediately claim unused AMT credits on their current year tax return. State income tax expense is the result of taxable income in states where net operating loss carryforwards (“NOLs”) are not available.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2020, the Company had available net NOLs for U.S. federal income tax purposes of $7,020,000. NOLs generated prior to 2018 expire beginning in 2031 while NOLs generated after 2018 have an indefinite carryforward period. The NOLs result in a deferred tax asset with respect to U.S. federal income taxes of $1,700,000. In addition, at September 30, 2020, the Company had available NOLs for foreign income tax purposes of $610,000, resulting in a deferred tax asset of $114,000, expiring through 2024. The Company has capital loss carryovers of $160,000, which expired in Fiscal 2020, as no capital gain has been recognized to utilize this deferred tax asset. Total net deferred tax assets, before valuation allowance, were $1,887,000 and $2,666,000 at September 30, 2020 and 2019, respectively. Undistributed earnings of the Company's foreign subsidiaries are considered permanently reinvested; therefore, in accordance with U.S. GAAP, no provision for U.S. federal and state income taxes would result. In Fiscal 2020, Forward Switzerland and Forward U.K. had net income for tax purposes of $116,000 and $13,000, respectively.

At September 30, 2020, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, including, among others, projections of future taxable income, current year NOL utilization and the extent of the Company's cumulative losses in recent years, the Company determined that, on a more likely than not basis, it would not be able to use remaining deferred tax assets, except with respect to the U.S. federal income taxes in the event the Company elects to effect repatriation of certain foreign source income of Forward Switzerland, which income is currently considered to be permanently reinvested and for which no U.S. tax liability has been accrued. Accordingly, the Company has determined to maintain a full valuation allowance against its net deferred tax assets. At September 30, 2020 and 2019, the valuation allowance was $1,887,000 and $2,666,000, respectively. In the future, the utilization of the Company's NOLs may be subject to certain change of control limitations. If the Company determines that it will be able to use some or all of its deferred tax assets in a future reporting period, the adjustment to reduce or eliminate the valuation allowance would reduce its income tax expense and increase after-tax income.

The significant elements contributing to the difference between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal 2020		Fiscal 2019
U.S. federal statutory rate	21.0%		21.0%
State tax rate, net of federal benefit	(1.9%	)	2.8%
Foreign rate differential	(14.9%	)	1.4%
Other	(10.6%	)	1.9%
Change in tax credits	(0.2%	)	(0.1%	)
Effect of state tax rate change	1.5%		–
Capital loss - expiration	(2.1%	)	–
Change in valuation allowance	41.1%		(26.6%	)
State income taxes	(0.7%	)	–
Federal AMT	0.2%		0.1%
Permanent differences	(33.9%	)	(0.4%	)

Effective tax rate	(0.5%	)	0.1%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2020, the IRS issued Revenue Ruling 2020-27, providing its position regarding the deductibility for federal income tax purposes of otherwise deductible expenses incurred when a taxpayer receives a PPP loan. This ruling states the taxpayer may not deduct those expenses in the taxable year in which the expenses were paid or incurred if the taxpayer reasonably expects to receive forgiveness of the covered loan. In accordance with this ruling, the Company has excluded these qualifying expenses from taxable income and recorded this difference as a permanent item.

At September 30, 2020 and 2019, the Company has not accrued any interest or penalties related to uncertain tax positions. It is the Company's policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations. For the periods presented in the accompanying consolidated statements of operations, no material income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2017 are closed to federal and state examination.

NOTE 11        LOSS PER SHARE

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

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Fiscal 2020	Fiscal 2019
Options	1,138,000	813,000
Warrants	151,000	151,000
Total potentially dilutive shares	1,289,000	964,000

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

In February 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $88,000 at September 30, 2020) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee. Forward Switzerland would be required to perform under the guarantee agreement only in the event that (i) a value added tax liability is imposed on the Company's revenues in The Netherlands; (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes; (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand; and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The initial term of the bank letter of guarantee expired February 28, 2011, but it renews automatically for one-year periods on February 28 of each subsequent year unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $770,000 at September 30, 2020). At September 30, 2020, the Company had not incurred a liability in connection with this guarantee.

Legal Proceedings

On August 21, 2020, IPS was named a third-party defendant in a patent dispute claim currently pending in the U.S. District Court for the Eastern District of New York. The complaint, which contains no specific amount of monetary damages, asserts that certain intellectual property was misappropriated by IPS and one of its former employees.  IPS denies the allegations, believes the action is without merit and intends to vigorously defend it.  The Company received permission from the District Court to file a motion to dismiss the complaint and filed such motion on December 14, 2020.

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. At September 30, 2020, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to its interests, the Company believes would be material to its business.

NOTE 13      LEASES

On October 1, 2019, the Company adopted the updated guidance on leases using the modified retrospective transition method. Results for Fiscal 2020 are presented under the updated guidance, while Fiscal 2019 is reported in accordance with historical lease accounting guidance.

The Company’s operating leases are primarily for corporate, sales and administrative office space. Total operating lease expense was $562,000 in Fiscal 2020 and total rent expense was $473,000 in Fiscal 2019. These expenses are recorded in general and administrative expenses on the consolidated statements of operations.

The Company leases certain computer equipment through finance lease agreements expiring through July 2024. Amortization expense related to assets under finance leases was $42,000 for Fiscal 2020. Interest expense related to assets under finance leases was $3,000 for Fiscal 2020. The following is a summary of computer equipment held under capital leases:

	September 30,
	2020	2019
Cost	$203,000	$203,000
Accumulated depreciation	(180,000)	(138,000)
Net book value	$23,000	$65,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2020, additional information related to operating and finance leases was as follows:

Weighted Average Remaining Lease Term:
Operating Leases	10.9 years
Finance Leases	0.9 years

Weighted Average Discount Rate:
Operating Leases	5.7%
Finance Leases	5.8%

Future minimum payments under non-cancellable operating and finance leases are as follows:

Fiscal Years Ended September 30,	Operating Leases	Finance Leases
2021	$458,000	$24,000
2022	430,000	10,000
2023	426,000	–
2024	433,000	–
2025	395,000	–
Thereafter	2,805,000	–
Total future minimum lease payments	4,947,000	34,000
Less imputed interest	(1,328,000)	(3,000)
Total	$3,619,000	$31,000

NOTE 14       RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of (i) $100,000, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The Supply Agreement expires October 22, 2023. Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $1,363,000 and $1,398,000 during Fiscal 2020 and Fiscal 2019, respectively, which are included as a component of cost of sales when revenue is recognized on sales of the related products.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 14, 2018, the Company entered into a formal agreement, confluent with the Supply Agreement noted above, to address the potential impact of customers sourcing directly from Forward China. Although unlikely, customers may be introduced directly or indirectly by the Company to Forward China. In the event a customer determines to bypass the services of the Company and do business directly with Forward China, Forward China has agreed to pay a commission of 50% of the net revenue generated from the products or services sold to the customer after deduction of direct costs. No commissions have been received per this agreement during Fiscal 2020 or Fiscal 2019.

At September 30, 2020, the Company made $107,000 in prepayments to Forward China for inventory purchases, which is included in prepaid expenses and other current assets on the consolidated balance sheet.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 promissory note payable to Forward China in order to fund the acquisition of IPS. The promissory note bears interest at a rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018. The Company incurred and paid $128,000 in interest expense associated with this note in both Fiscal 2020 and Fiscal 2019. At September 30, 2020, after being extended, the maturity date of this note was December 30, 2020. The maturity date of the note has been extended on several occasions to assist the Company with liquidity. In December 2020, the maturity date of this note was extended to December 31, 2021.

Related Party Sales

During Fiscal 2019, the Company’s design division provided services to a customer whose Chief Operating and Financial Officer and equity owner is an immediate family member of a director on the Company’s Board of Directors and a member on the Board’s Audit and Compensation committees. The Company sold design services to this customer of $44,000 and $150,000 in Fiscal 2020 and Fiscal 2019, respectively. At September 30, 2020 and 2019, respectively, there was $0 and $9,000 in outstanding receivables from this customer.

NOTE 15        401(k) PLAN

The Company maintains a 401(k) benefit plan allowing eligible employees to make pre-tax contributions of a portion of their salary in amounts subject to IRS limitations. The Company made matching contributions of $269,000 and $226,000 during Fiscal 2020 and Fiscal 2019, respectively, which vested immediately and are reflected in the accompanying consolidated statements of operations as a components of cost of sales and general and administrative expenses.

NOTE 16        SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: distribution and design. See Note 1 for more information on the composition of our reportable segments. The distribution segment sources and distributes carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices. This segment operates in the EMEA Region, the Americas and the APAC Region. Geographic regions are defined by reference primarily to the location of the customer or its contract manufacturer. The design segment provides a full spectrum of hardware and software product design and engineering services. This segment operates predominantly in the Americas region.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment operating loss and net loss before income taxes are shown in table below:

	Fiscal 2020	Fiscal 2019
Revenues, net
Distribution	$20,752,000	$21,988,000
Design	13,726,000	15,421,000
Total revenues, net	$34,478,000	$37,409,000

Cost of sales
Distribution	$17,978,000	$18,613,000
Design	9,862,000	12,215,000
Total cost of sales	$27,840,000	$30,828,000

Loss from operations
Distribution	$(1,604,000)	$(1,377,000)
Design	(378,000)	(1,720,000)
Total loss from operations	$(1,982,000)	$(3,097,000)

Other (income)/expense, net
Distribution	$(202,000)	$438,000
Design	(14,000)	73,000
Total other (income)/expense, net	$(216,000)	$511,000

Loss before income taxes
Distribution	$(1,402,000)	$(1,815,000)
Design	(364,000)	(1,793,000)
Total loss before income taxes	$(1,766,000)	$(3,608,000)

Segment assets are shown in the table below:

	September 30,
	2020	2019
Distribution	$8,289,000	$9,554,000
Design	11,067,000	6,540,000
Total	$19,356,000	$16,094,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from External Customers

Consolidated

The following table sets forth our consolidated net revenues by geographic region for Fiscal 2020 and Fiscal 2019. All of the design segment customer revenues are classified under the United States within the Americas region:

	Fiscal 2020	Fiscal 2019
EMEA Region:
Germany	$3,375,000	$3,875,000
Poland	2,675,000	3,355,000
Great Britain	267,000	–
Switzerland	–	297,000
Austria	406,000	186,000
Other	362,000	166,000
Total EMEA Region	7,085,000	7,879,000

Americas:
United States [1]	21,017,000	21,730,000
Other	44,000	4,000
Total Americas	21,061,000	21,734,000

APAC Region:
Hong Kong	4,876,000	6,017,000
Malaysia	200,000	153,000
China	217,000	318,000
Singapore	228,000	564,000
Taiwan	162,000	164,000
Other	649,000	580,000
Total APAC Region	6,332,000	7,796,000
Total Net Revenues	$34,478,000	$37,409,000

[1]	Includes $13,726,000 and $15,421,000 of revenue in Fiscal 2020 and Fiscal 2019, respectively, attributed to the design segment whose customers reside in the United States.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers and Concentrations by Geographic Region

In Fiscal 2020 and Fiscal 2019, the Company had significant customers whose individual percentage of the Company’s total revenues was 10% or greater. The risk of collecting accounts receivable from all customers is enhanced as a result of the economic impact of the COVID-19 pandemic. The concentrations of revenues and accounts receivable for each operating segment are detailed below.

Distribution Segment Revenues Concentration

The following customers or their affiliates or contract manufacturers accounted for more than 10% of the distribution segment’s net revenues, by geographic region, and in segment total for Fiscal 2020 and Fiscal 2019:

	Fiscal 2020
	EMEA	Americas	APAC	Total
Customer A	46%	39%	1%	29%
Customer B	24%	16%	9%	17%
Customer C	–	1%	76%	24%
Customer D	14%	11%	2%	9%
Totals	84%	67%	88%	79%

	Fiscal 2019
	EMEA	Americas	APAC	Total
Customer A	42%	42%	–	30%
Customer B	29%	22%	6%	19%
Customer C	–	3%	76%	28%
Customer D	13%	15%	3%	10%
Totals	84%	82%	85%	87%

Design Segment Revenues Concentration

All of our design segment customers operate in the United States. The following customers accounted for more than 10% of the design segment’s net revenues for Fiscal 2020 and Fiscal 2019:

	Fiscal 2020	Fiscal 2019
Customer 1	19%	1%
Customer 2	13%	9%
Customer 3	14%	19%
Customer 4	–	17%
Total	46%	46%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distribution Segment Accounts Receivable Concentration

At September 30, 2020 and 2019, concentrations of accounts receivable with significant customers representing 10% or more of distribution segment accounts receivable were as follows:

	September 30,
	2020	2019
Customer A	23%	29%
Customer B	22%	21%
Customer C	20%	16%
Customer D	17%	24%
Totals	82%	90%

Design Segment Accounts Receivable Concentration

At September 30, 2020 and 2019, concentrations of accounts receivable with significant customers representing 10% or greater of design segment accounts receivable were as follows:

	September 30,
	2020	2019
Customer 1	24%	3%
Customer 3	5%	19%
Customer 4	–	44%
Customer 5	14%	5%
Customer 6	10%	3%
Totals	53%	74%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

Identifiable long-lived assets, consisting predominantly of property, plant and equipment, by operating segment are presented net of accumulated depreciation and amortization. All of the Company’s long-lived assets are geographically located in the Americas region. See table below:

	September 30,
	2020			2019
	Consolidated	Distribution	Design	Consolidated	Distribution	Design
Americas	$215,000	$23,000	$192,000	$243,000	$18,000	$225,000
APAC	–	–	–	–	–	–
EMEA	–	–	–	–	–	–
Total long-lived assets (net)	$215,000	$23,000	$192,000	$243,000	$18,000	$225,000

Total Liabilities

The following table presents total liabilities by operating segment for the years ended September 30, 2019 and 2018:

	September 30,
	2020	2019

Distribution	$5,780,000	$6,061,000
Design	6,993,000	2,322,000
Total	$12,773,000	$8,383,000

Supplier Concentration

The Company procures all its supply of carrying solutions products for the distribution segment from independent suppliers in China through Forward China. Depending on the product, Forward China may require several different suppliers to furnish component parts or pieces. The Company purchased 100% of its OEM products from Forward China in Fiscal 2020 and 2019.

The Company procures materials and supplies used to build prototypes and “mock-ups” for design service projects. Vendors are from the United States.

NOTE 17         LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit which was renewed at the discretion of the lender on August 5, 2020. The line of credit has a maturity date of May 31, 2021, is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate at September 30, 2020 and 2019 was 4.0% and 5.75%, respectively. As of September 30, 2020, the Company had $300,000 available under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. At September 30, 2020 and 2019 the Company was in violation of the required debt-service ratio covenants but was granted a waiver of the violation from the lender in both years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18         DEBT

On April 18, 2020, the Company entered into a loan in an aggregate principal amount of $1,357,000 under the Paycheck Protection Program (the “PPP Loan”) pursuant to the recently enacted U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan matures on April 18, 2022 and bears an interest rate of 1.00% per annum. The Company was originally scheduled to pay monthly principal and interest payments on the outstanding principal balance of this loan beginning November 18, 2020 until maturity when the entire principal balance remaining unpaid, along with all accrued and unpaid interest, was to be due and payable in full. This loan is unsecured, and subject to forgiveness in accordance with the terms of the CARES Act. We have accounted for these proceeds as a loan and the current and long-term portions of $827,000 and $530,000, respectively, are included in the corresponding categories of notes payable on the consolidated balance sheets. In October 2020, the Company filed for forgiveness of this loan and in December, the Small Business Administration approved our forgiveness request for this loan.

In connection with the acquisition of Kablooe, the Company assumed a loan payable with a principal amount of $170,000. The loan matures in August 2021, bears interest at a rate of 6.0% per annum and is secured by all of Kablooe’s assets. Interest and principal payments of $15,000 are payable monthly until maturity. The outstanding balance at September 30, 2020 was $156,000.

On April 1, 2016, IPS entered into a term loan with a lender in the amount of $325,000. The loan matured on April 1, 2020 and bore interest at a rate of 4.215% per annum. Interest and principal of $7,378 were paid on a monthly basis through maturity. This loan was secured by all of IPS’ assets and was guaranteed by the Company. The outstanding balance at September 30, 2020 and 2019 was $0 and $52,000, respectively.

On December 11, 2017, IPS entered into an installment payment financing arrangement with a lender in the amount of $23,000. IPS made monthly payments of $1,035, which includes an implied interest rate of 9.5%, for 24 months. The last payment was made in December 2019. The loan balance was $0 and $3,000 at September 30, 2020 and 2019, respectively.

Future minimum principal payment requirements on our notes payable (including the PPP loan) are as follows:

Fiscal 2021	$983,000
Fiscal 2022	530,000
Total	$1,513,000

NOTE 19         MOONI AGREEMENT

On January 29, 2019, the Company entered into a three-year Distribution Agreement (the “Agreement”) with Mooni International AB and its owner. In accordance with the Agreement, the Company: (i) was appointed as the exclusive distributor of Mooni's current and future products (including future products developed or offered by Mooni and/or the owner) in North America, (ii) subject to certain repayment requirements, the Company paid $400,000 to Mooni, and (iii) was granted an option to purchase a controlling interest of Mooni at a valuation not to exceed $5 million which, if exercised, would be effective on the 12 month anniversary of the effective date of the Agreement. This option was not exercised and therefore expired. The Company generated $263,000 of revenue from this agreement in Fiscal 2020. Additionally, Forward China, a company owned by Terence Wise, the Company's Chairman and Chief Executive Officer, was named the designated supplier under the Agreement. The current and long-term portions of the unamortized fee of $133,000 and $45,000, respectively, at September 30, 2020 and $133,000 and $178,000, respectively, at September 30, 2019, are included in prepaid and other current assets and other assets, respectively, in the accompanying consolidated balance sheets. Amortization of the cost for Fiscal 2020 and Fiscal 2019 of $133,000 and $89,000, respectively, is included in sales and marketing expenses in the accompanying consolidated statements of operations.

