Form 10-Q
period 2020-12-31
Forward Industries, Inc.
filed 2021-02-12
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,886,351 shares as of January 31, 2021.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2020	2020
Assets	(Unaudited)

Current assets:
Cash	$2,332,324	$2,924,627
Accounts receivable, net	7,729,140	7,602,316
Inventories	1,257,397	1,275,694
Prepaid expenses and other current assets	339,292	419,472

Total current assets	11,658,153	12,222,109

Property and equipment, net	205,057	215,323
Intangible assets, net	1,478,227	1,531,415
Goodwill	1,758,682	1,758,682
Operating lease right of use assets, net	3,436,130	3,512,042
Other assets	72,251	116,697

Total assets	$18,608,500	$19,356,268

Liabilities and shareholders' equity

Current liabilities:
Line of credit	$1,000,000	$1,000,000
Note payable to Forward China	1,600,000	1,600,000
Accounts payable	212,928	197,022
Due to Forward China	3,451,724	3,622,401
Deferred income	169,769	485,078
Current portion of notes payable	114,894	983,395
Current portion of finance lease liability	13,231	18,411
Current portion of deferred consideration	–	45,000
Current portion of operating lease liability	269,569	259,658
Accrued expenses and other current liabilities	594,647	615,401
Total current liabilities	7,426,762	8,826,366

Other liabilities:
Notes payable, less current portion	–	529,973
Operating lease liability, less current portion	3,288,938	3,359,088
Finance lease liability, less current portion	7,560	12,769
Deferred consideration, less current portion	60,000	45,000
Total other liabilities	3,356,498	3,946,830

Total liabilities	10,783,260	12,773,196

Commitments and contingencies

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 9,886,351 and 9,883,851 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	98,863	98,838
Additional paid-in capital	19,622,791	19,579,684
Accumulated deficit	(11,896,414)	(13,095,450)

Total shareholders' equity	7,825,240	6,583,072

Total liabilities and shareholders' equity	$18,608,500	$19,356,268

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2020	2019

Revenues, net	$9,717,603	$8,392,854
Cost of sales	7,454,717	6,672,845
Gross profit	2,262,886	1,720,009

Sales and marketing expenses	602,961	535,172
General and administrative expenses	1,827,418	1,213,966

Loss from operations	(167,493)	(29,129)

Gain on forgiveness of note payable	(1,356,570)	–
Fair value adjustment of earn-out consideration	(30,000)	–
Interest income	(22,747)	–
Interest expense	46,392	50,949
Other (income)/expense, net	(3,604)	1,579
Income/(loss) before income taxes	1,199,036	(81,657)

Provision for/(benefit from) income taxes	–	–

Net income/(loss)	$1,199,036	$(81,657)

Earnings/(loss) per share:
Basic	$0.12	$(0.01)
Diluted	$0.12	$(0.01)

Weighted average common shares outstanding:
Basic	9,885,563	9,533,851
Diluted	10,039,799	9,533,851

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Three Month Ended December 31, 2020
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2020	9,883,851	$98,838	$19,579,684	$(13,095,450)	$6,583,072

Share-based compensation	–	–	41,457	–	41,457
Stock options exercised	2,500	25	1,650	–	1,675
Net income	–	–	–	1,199,036	1,199,036

Balance at December 31, 2020	9,886,351	$98,863	$19,622,791	$(11,896,414)	$7,825,240

	For the Three Months Ended December 31, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2019	9,533,851	$95,338	$18,936,130	$(11,320,169)	$7,711,299

Share-based compensation	–	–	33,179	–	33,179
Net loss	–	–	–	(81,657)	(81,657)

Balance at December 31, 2019	9,533,851	$95,338	$18,969,309	$(11,401,826)	$7,662,821

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2020	2019
Operating Activities:
Net income/(loss)	$1,199,036	$(81,657)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share-based compensation	41,457	33,179
Depreciation and amortization	93,937	69,132
Bad debt expense/(recovery)	77,400	(65,454)
Gain on forgiveness of note payable	(1,356,570)	–
Change in fair value of earn-out consideration	(30,000)	–
Changes in operating assets and liabilities:
Accounts receivable	(204,224)	(560,096)
Inventories	18,297	508,360
Prepaid expenses and other current assets	80,180	(48,043)
Other assets	44,446	37,522
Accounts payable and due to Forward China	(154,771)	(546,061)
Deferred income	(315,309)	(160,948)
Operating lease liabilities	15,673	9,681
Accrued expenses and other current liabilities	(20,755)	20,357
Net cash used in operating activities	(511,203)	(784,028)

Investing Activities:
Purchases of property and equipment	(30,482)	(6,428)
Net cash used in investing activities	(30,482)	(6,428)

Financing Activities:
Repayment of notes payable	(41,904)	(24,777)
Proceeds from stock options exercised	1,675	–
Repayments of finance leases	(10,389)	(8,771)
Payment of deferred cash consideration	–	(200,000)
Net cash used in financing activities	(50,618)	(233,548)

Net decrease in cash	(592,303)	(1,024,004)
Cash at beginning of year	2,924,627	3,092,813
Cash at end of year	$2,332,324	$2,068,809

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$46,281	$50,949
Cash paid for taxes	$50	$303

Supplemental Disclosures of Non-Cash Information:
Lease assets recorded upon adoption of ASC 842	$–	$3,648,582
Lease liabilities recorded upon adoption of ASC 842	$–	$3,729,341

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                  OVERVIEW

Business

Forward Industries, Inc. (“Forward”, “we” or the “Company”) is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. As a result of the continued expansion of our design development capabilities through our wholly-owned subsidiaries, we are now able to introduce proprietary products to the market from concepts brought to us from a number of different sources, both inside and outside the Company.

Impact of COVID-19

The outbreak of the COVID-19 virus impacted our results of operations. While the most significant impact was realized in Fiscal 2020, the virus had a less significant effect on our results of operations for the first quarter of Fiscal 2021. The business shutdowns resulting from the pandemic disrupted our supply chain and the manufacture or shipment of our products and have delayed the rollout of our smart-enabled retail products to big box retail stores. Additionally, demand for our design and development services was reduced or delayed in response to the pandemic. While revenues for the three months ended December 31, 2020 increased as compared to the three months ended December 31, 2019, they were lower than anticipated due to the impact of COVID-19 and the resulting economic conditions. The impact of lower than anticipated revenue was partially offset by a reduction in certain selling and travel related expenses resulting from government mandated stay-at-home orders and travel restrictions.

The economy started to open in certain jurisdictions where the virus was considered under control. However, there continue to be areas with increased rates of infection that could cause government officials to enact more restrictions on how businesses operate. The future impacts of the pandemic and any resulting economic impact are largely unknown and could be significant. It is possible that the pandemic, the measures taken by the governments of countries affected and the resulting economic impact may negatively impact our results of operations, cash flows and financial position in future periods as well as that of our customers, including their ability to pay for our services and choosing to allocate their budgets to new or existing projects which may or may not require our services. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Part II, Item 1A — Risk Factors” for a description of the material risks that the Company currently faces in connection with COVID-19.

Until a vaccine and treatment are widely available, we expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities.

NOTE 2                  ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and all of its subsidiaries: Forward Industries (IN), Inc. (“Forward US”), Forward Industries (Switzerland) GmbH (“Forward Switzerland”), Forward Industries UK Limited (“Forward UK”), Intelligent Product Solutions, Inc. (“IPS”) and Kablooe, Inc. (“Kablooe”). The terms “Forward”, “we” or the “Company” as used throughout this document are used to indicate Forward Industries, Inc. and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of Kablooe took place in August 2020 and its results of operations have been included in our condensed consolidated financial statements since the acquisition date. Accordingly, our results of operations for the three months ended December 31, 2020 include Kablooe’s results of operations, while our results of operations for the three months ended December 31, 2019 do not. Key terms of the acquisition are contained in our Form 10-K filed with the Securities and Exchange Commission on December 17, 2020.

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending September 30, 2021. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and with the disclosures and risk factors presented therein. The September 30, 2020 condensed consolidated balance sheet has been derived from the audited consolidated financial statements. Certain dollar amounts and percentages have been rounded to their approximate value.

For the three months ended December 31, 2020, the Company generated net income of $1,199,000, and used $511,000 of cash flow in operating activities. The Company has an accumulated deficit of $11,896,000 at December 31, 2020. We believe our existing cash balance and working capital will be sufficient to meet our liquidity needs at least through February 28, 2022.

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

Revenue Recognition

Distribution Segment

The Company generally recognizes revenue in its distribution segment when: (i) finished goods are shipped to our distribution customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale, i.e., transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after title to the goods has transferred. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The distribution segment had no contract liabilities at December 31, 2020. Contract liabilities at September 30, 2020 were $75,000 for the distribution segment.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. Contract assets at December 31, 2020 and September 30, 2020 were $805,000 and $649,000, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. Contract liabilities at December 31, 2020 and September 30, 2020 were $170,000 and $410,000, respectively, for the design segment.

Goodwill

Goodwill represents the future economic benefits of assets acquired in a business combination that are not individually identified or separately recognized. The Company’s goodwill resulted from its acquisitions of IPS in January 2018 and Kablooe in August 2020.

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (IPS and Kablooe) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform the impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. Based on management’s evaluation, there were no impairments to goodwill at September 30, 2020 and there were no triggering events leading to an interim impairment analysis at December 31, 2020.

Intangible Assets

Intangible assets include trademarks and customer relationships, which resulted from the acquisitions of IPS in Fiscal 2018 and Kablooe in Fiscal 2020 and are recorded based on their estimated fair value determined in conjunction with the purchase price allocations. These intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no impairments of intangible assets at December 31, 2020.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At December 31, 2020, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

During the three months ended December 31, 2020, the Company’s application for forgiveness of debt was submitted and approved for their loan received as part of the Payroll Protection Program (“PPP loan”) pursuant to the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The aggregate loan principal amount forgiven was $1,357,000. The total amount forgiven will not be recognized as taxable income pursuant to the CARES Act. Pursuant to the Consolidated Appropriations Act, 2021, which was enacted by Congress and signed into law by the President on December 27, 2020, all expenses utilizing funds from PPP loans will be deductible against taxable income.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leases

Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease assets are shown as right of use assets and finance lease assets are a component of property and equipment on the condensed consolidated balance sheets. The current and long-term portions of operating and finance lease liabilities are shown separately as such on the condensed consolidated balance sheets.

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

Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and developed technology, discount rates and terminal values. Our estimate of fair value is based upon assumptions believed to be reasonable, but actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) 2018-13, “Fair Value Measurement - Disclosure Framework (Topic 820)” to improve the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company adopted this guidance in the first quarter of Fiscal 2021 with no material impact to its condensed consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)” to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. The pronouncement is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of Fiscal 2021 with no material impact to its condensed consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that provides clarity to and amends earlier guidance on this topic and would be effective concurrently with the adoption of such earlier guidance. This pronouncement is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on its condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)” addressing customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs are required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance in the first quarter of Fiscal 2021 with no material impact to its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions to the general principles in Topic 740 and provides consistent application of U.S. GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of the updated guidance on its condensed consolidated financial statements.

NOTE 3                  INTANGIBLE ASSETS

The Company’s intangible assets resulted from the acquisitions of Kablooe in August 2020 and IPS in January 2018 and are all held under the design segment of our business. Amortization expense related to intangible assets was $53,000 and $41,000 for the three months ended December 31, 2020 and 2019, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations.

The Company’s intangible assets consist of the following:

	December 31, 2020			September 30, 2020
	Trademark	Customer Relationships	Total Intangible Assets	Trademark	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(96,000)	(401,000)	(497,000)	(86,000)	(358,000)	(444,000)
Net carrying amount	$489,000	$989,000	$1,478,000	$499,000	$1,032,000	$1,531,000

At December 31, 2020, estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter is as follows:

Remainder of Fiscal 2021	$160,000
Fiscal 2022	213,000
Fiscal 2023	213,000
Fiscal 2024	213,000
Fiscal 2025	213,000
Thereafter	466,000
Total	$1,478,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4                  FAIR VALUE MEASUREMENTS

The deferred consideration of $60,000 and $90,000 at December 31, 2020 and September 30, 2020, respectively, represents the fair value of the contingent earnout consideration related to the acquisition of Kablooe. The current and non-current portions of this liability are shown in the corresponding categories on the condensed consolidated balance sheets in each period presented. During the three months ended December 31, 2020, the Company reduced this liability from $90,000 to $60,000 based on the low likelihood of Kablooe reaching the first year’s earnings target.

The following table presents the placement in the fair value hierarchy and summarizes the changes in fair value of the aforementioned liability for the three months ended December 31, 2020:

		Fair value measurement at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
September 30, 2020	$90,000	$–	$–	$90,000

Decrease in fair value of Kablooe contingent earnout consideration	(30,000)	–	–	(30,000)
December 31, 2020	$60,000	$–	$–	$60,000

NOTE 5                  SEGMENT INFORMATION

The Company has two reportable segments: distribution and design. The distribution segment sources and distributes carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices as well as smart-enabled and other products. The design segment provides a full spectrum of hardware and software product design and engineering services. We measure the performance of our operating segments based upon revenue and operating income or loss. Operating income/(loss) and net income/(loss) before income taxes are shown in the table below:

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended December 31,
	2020	2019
Revenues, net
Distribution	$5,606,000	$4,696,000
Design	4,112,000	3,697,000
Total revenues, net	$9,718,000	$8,393,000

Cost of sales
Distribution	$4,880,000	$4,093,000
Design	2,575,000	2,580,000
Total cost of sales	$7,455,000	$6,673,000

Income/(loss) from operations
Distribution	$(344,000)	$(443,000)
Design	177,000	414,000
Total income/(loss) from operations	$(167,000)	$(29,000)

Other (income)/expense, net
Distribution	$(1,000)	$34,000
Design	(1,365,000)	19,000
Total other (income)/expense, net	$(1,366,000)	$53,000

Income/(loss) before income taxes
Distribution	$(343,000)	$(477,000)
Design	1,542,000	395,000
Total income/(loss) before income taxes	$1,199,000	$(82,000)

The following table presents total assets by operating segment:

	December 31, 2020	September 30, 2020
Distribution	$7,808,000	$8,289,000
Design	10,801,000	11,067,000
Total	$18,609,000	$19,356,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6                  SHARE-BASED COMPENSATION

Stock Options

There were no options granted during the three months ended December 31, 2020 or 2019.

During the three months ended December 31, 2020, the Company issued 2,500 shares of its common stock pursuant to the exercise of stock options at an exercise price of $0.67 per share for aggregate cash proceeds of $2,000.

The Company recognized compensation expense for stock option awards of $41,000 and $33,000 during the three months ended December 31, 2020 and 2019, respectively, in its condensed consolidated statements of operations.

At December 31, 2020, there was $34,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.6 years.

NOTE 7                  EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted earnings/(loss) per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. A reconciliation of basic and diluted earnings/(loss) per share is as follows:

	For the Three Months Ended December 31,
	2020	2019
Numerator:
Net income/(loss)	$1,199,000	$(82,000)
Denominator:
Weighted average common shares outstanding	9,886,000	9,534,000
Dilutive common share equivalents	154,000	–
Weighted average diluted shares outstanding	10,040,000	9,534,000

Earnings/(loss) per share:
Basic	$0.12	$(0.01)
Diluted	$0.12	$(0.01)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following securities were excluded from the calculation of diluted earnings/(loss) per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended December 31,
	2020	2019
Options	136,000	811,000
Warrants	151,000	151,000
Total potentially dilutive shares	287,000	962,000

NOTE 8                  CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

For the three months ended December 31, 2020 and 2019, the Company had significant customers whose individual percentage of the Company’s total revenues was 10% or greater. The concentrations of revenues and accounts receivable for each reportable segment are as follows:

Distribution Segment Revenues Concentration

	For the Three Months Ended December 31,
	2020	2019
Customer A	28%	34%
Customer B	16%	13%
Customer C	23%	31%
Customer D	12%	5%
Totals	79%	83%

Design Segment Revenues Concentration

	For the Three Months Ended December 31,
	2020	2019
Customer 1	11%	10%
Customer 2	12%	10%
Customer 3	8%	23%
Customer 5	1%	12%
Customer 6	15%	0%
Customer 7	11%	0%
Total	58%	55%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and September 30, 2020, concentrations of accounts receivable with significant customers representing 10% or greater of segment accounts receivable were as follows:

Distribution Segment Accounts Receivable Concentration

	December 31, 2020	September 30, 2020
Customer A	27%	23%
Customer B	20%	22%
Customer C	22%	20%
Customer D	20%	17%
Totals	89%	82%

Design Segment Accounts Receivable Concentration

	December 31, 2020	September 30, 2020
Customer 1	21%	24%
Customer 4	15%	14%
Customer 5	3%	10%
Customer 7	14%	8%
Totals	53%	56%

NOTE 9                  RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation (“Forward China”). The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region.  The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000 and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The Supply Agreement expires October 22, 2023. Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $343,000 and $338,000 during the three months ended December 31, 2020 and 2019, respectively, which are included as a component of cost of sales upon sales of the related products.

The Company has a separate agreement with Forward China to address the potential impact of customers sourcing directly from Forward China. In the event a customer bypasses the services of the Company and does business directly with Forward China, Forward China will pay a commission of 50% of the net revenue, less direct costs, generated from the products or services sold. No commissions have been received under this agreement.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company made prepayments to Forward China for inventory purchases of $14,000 and $107,000 at December 31, 2020 and September 30, 2020, respectively, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018. The Company incurred and paid $32,000 in interest expense associated with this note in both the three months ended December 31, 2020 and 2019. The maturity date of this note was extended to December 31, 2021.

Related Party Sales

The Company’s design division provided services to a customer whose former Chief Operating and Financial Officer and equity owner is an immediate family member of a director on the Company’s Board of Directors. The director is a member of the Board’s Audit, Governance and Compensation Committees. The Company sold design services to this customer of $38,000 for the three months ended December 31, 2019. There were no sales to this customer for the three months ended December 31, 2020.

Related Party Activity

During the three months ended December 31, 2020, the Company began selling smart-enabled furniture, which is sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd., a company owned by Terrence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products in the U.S. of $186,000 during the three months ended December 31, 2020.

NOTE 10                LEGAL PROCEEDINGS

On August 21, 2020, IPS was named a third-party defendant in a patent dispute claim currently pending in the U.S. District Court for the Eastern District of New York. The complaint, which contains no specific amount of claimed monetary damages, asserts that certain intellectual property was misappropriated by IPS and one of its former employees.  IPS denies the allegations, believes the action is without merit and intends to vigorously defend it.  The Company received permission from the District Court to file a motion to dismiss the complaint and filed such motion on December 14, 2020.

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. At December 31, 2020, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11                LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with a bank which was renewed at the discretion of the lender on August 5, 2020. The line of credit has a maturity date of May 31, 2021, is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate was 4.0% at both December 31, 2020 and September 30, 2020. At December 31, 2020, the Company had $300,000 available under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. At September 30, 2020, the Company was in violation of the required debt-service ratio covenants but was granted a waiver of the violation from the lender.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12                DEBT

On April 18, 2020, the Company entered into a loan in an aggregate principal amount of $1,357,000 under the Paycheck Protection Program of the CARES Act. The loan was unsecured, bore interest at a rate of 1% per annum, and was scheduled to mature on April 18, 2022. We accounted for these proceeds as a loan and the current and long-term portions of $827,000 and $530,000, respectively, were included in the corresponding categories of notes payable on the condensed consolidated balance sheet at September 30, 2020. In October 2020, the Company filed for forgiveness of this loan and in December 2020, the Small Business Administration approved our forgiveness request for this loan. The forgiveness has been accounted for as an extinguishment of debt and the resulting gain has been recorded as forgiveness of note payable on the condensed consolidated statement of operations for the three months ended December 31, 2020.

In connection with the acquisition of Kablooe, the Company assumed a loan payable with a principal amount of $170,000. The loan matures in August 2021, bears interest at a rate of 6.0% per annum and is secured by all of Kablooe’s assets. Interest and principal payments of $15,000 are payable monthly until maturity. The outstanding balance at December 31, 2020 and September 30, 2020 was $115,000 and $156,000, respectively.

NOTE 13                MOONI AGREEMENT

On January 29, 2019, the Company entered into a three-year Distribution Agreement (the “Agreement”) with Mooni International AB (“Mooni”) and its owner. In accordance with the Agreement, the Company (i) was appointed as the exclusive distributor of Mooni's current and future products (including future products developed or offered by Mooni and/or the owner) in North America, (ii) subject to certain repayment requirements, paid $400,000 to Mooni, and (iii) was granted an option to purchase a controlling interest of Mooni at a valuation not to exceed $5 million which, if exercised, would have been effective on the 12-month anniversary of the effective date of the Agreement. This option was not exercised and therefore expired. Additionally, Forward China, a company owned by Terence Wise, the Company's Chairman and Chief Executive Officer, was named the designated supplier under the Agreement.

The Company generated revenues from this agreement of $202,000 and $141,000 in the three months ended December 31, 2020 and 2019, respectively. The current and long-term portions of the unamortized fee of $133,000 and $11,000, respectively, at December 31, 2020 and $133,000 and $45,000, respectively, at September 30, 2020, are included in prepaid expenses and other current assets and other assets, respectively, in the accompanying condensed consolidated financial statements. Amortization of the cost for both the three months ended December 31, 2020 and 2019 of $33,000 is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

NOTE 14                LEASES

The Company’s operating leases are primarily for corporate, sales and administrative office space. Total operating lease expense was $153,000 and $132,000 for the three months ended December 31, 2020 and 2019, respectively, and is recorded in general and administrative expenses on the condensed consolidated statements of operations.

The Company leases certain computer equipment through various finance lease agreements expiring through July 2022. The net book value of assets under finance leases was $21,000 and $23,000 at December 31, 2020 and September 30, 2020, respectively. Interest expense related to assets under finance leases was $1,000 for both the three months ended December 31, 2020 and 2019.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additional information related to operating and finance leases at December 31, 2020 and September 30, 2020 is as follows:

	December 31,	September 30,
	2020	2020
Weighted Average Remaining Lease Term (Yrs):
Operating Leases	10.7	10.9
Finance Leases	0.7	0.9

Weighted Average Discount Rate:
Operating Leases	5.7%	5.7%
Finance Leases	5.8%	5.8%

At December 31, 2020, future minimum payments under non-cancellable operating and finance leases were as follows:

	Operating Leases	Finance Leases
Remainder of Fiscal 2021	$347,000	$15,000
Fiscal 2022	430,000	10,000
Fiscal 2023	426,000	–
Fiscal 2024	433,000	–
Fiscal 2025	396,000	–
Thereafter	2,804,000	–
Total future minimum lease payments	4,836,000	25,000
Less imputed interest	(1,277,000)	(4,000)
Present value of lease liabilities	$3,559,000	$21,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.  The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2020 (the “2021 Quarter”) with those for the three months ended December 31, 2019 (the “2020 Quarter”).  All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	our liquidity,
•	expectations regarding the impact of the pandemic on our business,
•	expectations regarding the length of the pandemic’s business disruption,
•	expectations regarding revenues,
•	plans regarding the repayment of debt, and
•	beliefs regarding our capital

as well as other statements regarding our future operations, financial condition and prospects and business strategies. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “predicts,” “projects,” “will be” and “will continue” and similar expressions. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the failure to receive material orders, our ability to successfully market and sell products that we develop, the effects of the COVID-19 outbreak, including levels of consumer, business and economic confidence generally, the duration of the COVID-19 outbreak and severity of such outbreak, the pace of recovery following the COVID-19 outbreak, the effect on our supply chain, our ability to implement cost containment; and the adverse effects of the COVID-19 outbreak on our business or the market price of our common stock, failure to diversify the industries in which we sell our products, potential imposed tariffs or other restrictions placed on imports by the U.S. government, and continued pricing pressure on our products. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended September 30, 2020. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Business Overview

Forward Industries, Inc. is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. As a result of the continued expansion of our design development capabilities through our wholly-owned subsidiaries, IPS and Kablooe, we are now able to introduce proprietary products to the market from concepts brought to us from a number of different sources, both inside and outside the Company.

The acquisition of Kablooe took place in August 2020 and its results of operations have been included in our condensed consolidated financial statements since the acquisition date. Accordingly, our results of operations for the 2021 Quarter include Kablooe’s results of operations, while our results of operations for the 2020 Quarter do not. Key terms of the acquisition are contained in our Form 10-K filed with the Securities and Exchange Commission on December 17, 2020.

The future impacts of the COVID-19 pandemic and any resulting economic impact are largely unknown and could be significant. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may continue to negatively impact our results of operations, cash flows and financial position in future periods as well as that of our customers, including their ability to pay for our services and choosing to allocate their budgets to new or existing projects which may or may not require our services. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods.

Until a vaccine and treatment are widely available, we expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities and, where appropriate, taking advantage of opportunities to enhance our business growth and strategy.

Refer to “Part II, Item 1A — Risk Factors” for a description of the material risks that the Company currently faces in connection with COVID-19.

Variability of Revenues and Results of Operations

A significant portion of our revenue is concentrated with several large customers, some of which are the same and some of which change over time. Orders from some of these customers can be highly variable, with short lead times, which can cause our quarterly revenues, and consequently our results of operations, to vary over a relatively short period of time.

Critical Accounting Policies and Estimates

We discuss the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2019

Net Income/(Loss)

Distribution Segment

Distribution segment net loss was $343,000 in the 2021 Quarter compared to $477,000 in the 2020 Quarter. The decrease to the net loss was primarily due to an increase in gross profit, lower general and administrative expenses, partially offset by higher sales and marketing expenses, as reflected in the table below.

Design Segment

Design segment net income was $1,542,000 in the 2021 Quarter compared to $395,000 in the 2020 Quarter. The net income generated was primarily driven by the $1,357,000 forgiveness of note payable associated with the PPP loan. Higher gross profit, partially offset by higher general and administrative expenses, also contributed to the fluctuation, as reflected in the table below:

	Main Components of Net Income/(Loss)
	(amounts in thousands)
	2021 Quarter			2020 Quarter			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$9,718	$5,606	$4,112	$8,393	$4,696	$3,697	$1,325

Gross profit	$2,263	$726	$1,537	$1,720	$603	$1,117	$543
Sales and marketing expenses	603	488	115	535	391	144	68
General and administrative expenses	1,827	582	1,245	1,214	655	559	613
Operating income/(loss)	(167)	(344)	177	(29)	(443)	414	(138)
Other (income)/expense, net	(1,366)	(1)	(1,365)	53	34	19	(1,419)
Net income/(loss)	$1,199	$(343)	$1,542	$(82)	$(477)	$395	$1,281

Consolidated basic and diluted earnings/(loss) per share were $0.12 and $(0.01), respectively, for the 2021 Quarter and the 2020 Quarter.

Net Revenues

Distribution Segment

Net revenues in the distribution segment increased $910,000, or 19.4%, to $5,606,000 in the 2021 Quarter from $4,696,000 in the 2020 Quarter, the result of an increase in both other product revenue and diabetic product line revenue. Revenues from other products increased $625,000 and revenue from diabetic products increased $285,000. In future periods, we believe other product sales will increase while diabetic product sales will decline.

The following tables set forth revenues by channel, product line and geographic location of our distribution segment customers for the periods indicated:

	Net Revenues for the 2021 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$1,666	$1,409	$1,391	$4,466
Other products	847	253	40	1,140
Total net revenues	$2,513	$1,662	$1,431	$5,606

	Net Revenues for the 2020 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$1,325	$1,618	$1,238	$4,181
Other products	297	156	62	515
Total net revenues	$1,622	$1,774	$1,300	$4,696

Diabetic Product Revenues

Our distribution segment manufactures to the order of, and sells carrying cases for, blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carrying cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through their retail distribution channels.

Revenues from diabetic products increased $285,000, or 6.8%, to $4,466,000 in the 2021 Quarter from $4,181,000 in the 2020 Quarter. This increase was primarily due to higher revenues from two major diabetic customers (Diabetic Products Customers D and B). The higher revenue from these two customers was partially offset by revenue declines from other diabetic customers, which were less significant. As mentioned above, management believes that revenues from diabetic customers will decline in future periods.

The following table sets forth our distribution segment net revenues by diabetic products customer for the periods indicated:

	(amounts in thousands)
	2021 Quarter	2020 Quarter	Increase (Decrease)
Diabetic Products Customer A	$1,574	$1,607	$(33)
Diabetic Products Customer B	901	629	272
Diabetic Products Customer C	1,280	1,466	(186)
Diabetic Products Customer D	648	232	416
All other Diabetic Products Customers	63	247	(184)
Total Diabetic Revenue	$4,466	$4,181	$285

Revenues from diabetic products represented 80% of our distribution segment’s net revenues in the 2021 Quarter compared to 89% in the 2020 Quarter.

Other Product Revenues

Other product revenues include cases and protective solutions sourced and sold to OEMs for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers. Other product revenues also include sales of smart-enabled products sold through our retail distribution network.

Revenues from other products increased $625,000 to $1,140,000 in the 2021 Quarter from $515,000 in the 2020 Quarter, due to the increase in sales of non-medical cases and protective solutions and smart enabled products, both driven by an increase in customers and higher sales volume. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base as well as take advantage of opportunities to source other products.

Revenues from other products represented 20% of our net revenues in the 2021 Quarter compared to 11% of our net revenues in the 2020 Quarter.

Design Segment

Net revenues in the design segment increased $415,000, or 11.2%, to $4,112,000 in the 2021 Quarter from $3,697,000 in the 2020 Quarter. Revenues generated by Kablooe, which was acquired in August 2020, accounted for an increase of $447,000. The remaining variance was driven by a decline in revenue from certain existing customers as projects were either completed or spending was reduced in response to COVID-19, partially offset by new business from both new and existing customers. The following table sets forth our design segment net revenues by major customers for the 2021 Quarter:

	(amounts in thousands)
	2021 Quarter	2020 Quarter	Increase (Decrease)
Design Segment Customer 1	$464	$383	$81
Design Segment Customer 2	500	358	142
Design Segment Customer 3	323	845	(522)
Design Segment Customer 5	32	459	(427)
Design Segment Customer 6	598	11	587
Design Segment Customer 7	469	–	469
All other Design Segment Customers	1,726	1,641	85
Total net revenues	$4,112	$3,697	$415

Gross Profit

Distribution Segment

Gross profit for the distribution segment increased $123,000, or 20.4%, to $726,000 in the 2021 Quarter as compared to $603,000 in the 2020 Quarter, and gross margin improved from 12.8% to 13.0% in the same period. The increase in both gross profit and margin are driven by higher margins on the sale of non-medical cases and protective solutions and smart-enabled products. This increase in profit margin was partially offset by the continued decline in gross margin on diabetic products due to a shift to lower margin cases and pricing pressures on diabetic products from customers. We continue to work on expanding our product offering to include higher margin products and enhancing our sales efforts to grow revenue and increase gross profit.

Design Segment

Gross profit for the design segment increased $420,000, or 37.6%, to $1,537,000 in the 2021 Quarter from $1,117,000 in the 2020 Quarter.  Gross margin improved from 30.2% to 37.4% in the same period.  The acquisition of Kablooe contributed $249,000 to gross profit in the 2021 Quarter.  The improvement in gross margin primarily results from improved billing rates, while continuing to efficiently manage costs.  The acquisition of Kablooe accounted for a smaller portion of the increase in gross margin. Depreciation expense, which is allocated to cost of sales for the design segment, was $39,000 and $26,000 for the 2021 Quarter and 2020 Quarter, respectively.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment increased $97,000, or 24.8%, to $488,000 in the 2021 Quarter from $391,000 in the 2020 Quarter. The increase was primarily due to expenses associated with growing our retail distribution network. Sales and marketing expenses for the distribution segment increased to 8.7% of revenues in the 2021 Quarter as compared to 8.3% of revenues in the 2020 Quarter.

Design Segment

Sales and marketing expenses for the design segment decreased $29,000, or 20.1%, to $115,000 in the 2021 Quarter from $144,000 in the 2020 Quarter. The decrease in sales and marketing expenses is primarily due to lower payroll costs. Sales and marketing expenses for the design segment decreased to 2.8% of revenues in the 2021 Quarter from 3.9% of revenues in the 2020 Quarter.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment decreased $73,000, or 11.1%, to $582,000 in the 2021 Quarter from $655,000 in the 2020 Quarter. The decrease was primarily due to a $35,000 decrease in travel expenses, a $27,000 decrease in legal fees and a $20,000 reduction in technology related expenses. General and administrative expenses for the distribution segment decreased to 10.4% of revenues in the 2021 Quarter as compared to 13.9% of revenues in the 2020 Quarter.

Design Segment

General and administrative expenses for the design segment increased $686,000 to $1,245,000 in the 2021 Quarter from $559,000 in the 2020 Quarter. The increase is primarily driven by a $253,000 increase in payroll related costs, general and administrative costs of $239,000 generated by Kablooe, which was acquired in August 2020, and a $143,000 increase in bad debt expense. General and administrative expenses for the design segment increased to 30.3% of revenues in the 2021 Quarter as compared to 15.1% of revenues in the 2020 Quarter.

Other Income / (Expense)

Distribution Segment

The distribution segment reported other income of $1,000 in the 2021 Quarter as compared to other expense of $34,000 in the 2020 Quarter. The variance is primarily due to the $30,000 fair value adjustment recorded in the 2021 Quarter associated with the reduction of the Kablooe contingent earnout liability.

Design Segment

The design segment reported other income of $1,365,000 in the 2021 Quarter as compared to other expense of $19,000 in the 2020 Quarter. The primary component of other income in the 2021 Quarter was the $1,357,000 forgiveness of note payable related to the PPP loan. Other less significant factors contributing to the change were interest income on the note receivable from a customer which was fully reserved for in Fiscal 2019 and lower interest expense due to a reduction in the average amount of debt outstanding.

Income Taxes

For the three months ended December 31, 2020, the Company generated net income of $1,199,000, primarily resulting from the $1,357,000 forgiveness of the PPP loan, which will not be recognized as taxable income pursuant to the CARES Act. The Company maintains significant net operating loss carryforwards and does not recognize income tax expense / (benefit) as its deferred tax provision is typically offset by a full valuation allowance on its net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demands on our working capital have historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business.

At January 31, 2021, we had $650,000 available under our $1,300,000 line of credit which matures May 31, 2021. Additionally, Forward China holds a $1,600,000 promissory note which matures December 31, 2021. Although this note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility as deemed necessary. We can provide no assurance that Forward China will extend the note again if we request an extension nor that any such credit facility will be available on terms acceptable to us or at all.

We anticipate that our liquidity and financial resources for the 12 months following the filing of this Form 10-Q will be adequate to manage our operating and financial requirements. If we have the opportunity to make a strategic acquisition (as we have in the past with the acquisitions of IPS and Kablooe) or an investment in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity. If we seek to raise additional capital, there is no assurance that we will be able to raise funds on terms that are acceptable to us or at all.

At December 31, 2020, our working capital was $4,231,000 compared to $3,396,000 at September 30, 2020. At January 31, 2021, we had approximately $1,200,000 of cash on hand.

Although we do not anticipate the need to purchase additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

Cash Flows

During the three months ended December 31, 2020 and 2019, our sources and uses of cash were as follows:

Operating Activities

During the 2021 Quarter, cash used in operating activities of $511,000 primarily resulted from an operating loss of $167,000, a decrease in deferred income of $315,000, an increase in accounts receivable of $204,000, a decrease in accounts payable, accrued expenses and amounts due to Forward China of $176,000, partially offset by non-cash expenses of $213,000 relating to depreciation, amortization, share-based compensation and bad debt expense, an increase of $125,000 in prepaid expenses and other assets and the net change in other operating assets and liabilities of $13,000.

During the 2020 Quarter, cash used in operating activities of $784,000 primarily resulted from a net loss of $82,000, an increase in accounts receivable of $560,000, a decrease in accounts payable, accrued expenses and amounts due to Forward China of $526,000, a decrease in deferred income of $161,000 and bad debt recoveries of $65,000, partially offset by a decline in inventories of $508,000 and non-cash expenses of $102,000 relating to depreciation, amortization, and share-based compensation.

Investing Activities

Cash used in investing activities in the 2021 Quarter and the 2020 Quarter of $30,000 and $6,000, respectively, resulted from purchases of property and equipment.

Financing Activities

In the 2021 Quarter, cash used in financing activities of $51,000 consisted of repayments of notes payable and capital leases of $52,000, partially offset by proceeds from stock options exercised.

In the 2020 Quarter, cash used in financing activities of $234,000 consisted of $200,000 paid out on deferred cash consideration and $34,000 in repayments of notes payable and capital leases.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 9 to the unaudited condensed consolidated financial statements contained herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on its evaluation, our management has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On August 21, 2020, IPS was named a third-party defendant in a patent dispute claim currently pending in the U.S. District Court for the Eastern District of New York. The complaint, which contains no specific amount of claimed monetary damages, asserts that certain intellectual property was misappropriated by IPS and one of its former employees. IPS denies the allegations, believes the action is without merit and intends to vigorously defend it.  The Company received permission from the District Court to file a motion to dismiss the complaint and filed such motion on December 14, 2020.

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. At December 31, 2020, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 1A.	RISK FACTORS

The COVID-19 pandemic has spread across the globe and continues to negatively impact worldwide economic activity and has impacted our Company in a number of ways. COVID-19 has increased the risk that the Company or its employees, suppliers, customers and other commercial partners may be prevented from conducting business for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. Specifically, COVID-19 has increased the risk of customers’ inability to pay for our products and services and has the potential to impact collections of accounts receivable. The Company has transitioned some of its employees to working remotely, which subjects the Company to increased cybersecurity risks and may reduce workplace efficiency. Business shutdowns have disrupted our supply chain and the manufacture or shipment of our products and have delayed the rollout of our smart enabled retail products to big box retail stores.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A - “Risk Factors” in the Form 10-K describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the 2021 Quarter that were not previously disclosed in a Current Report on Form 8-K.

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

Dated:  February 12, 2021

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

By: /s/ Anthony Camarda
Anthony Camarda
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1		Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2		Asset Purchase Agreement by and among Forward Industries, Inc., Kablooe, Inc., Kablooe Design, Inc. and Tom KraMer dated August 17, 2020+	8-K	8/17/20	2.1
3.1		Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2		Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3		Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4		Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1		Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) (as amended and restated)	10-K	12/17/20	4.2
10.1		Forward Industries, Inc. 2021 Equity Incentive Plan	8-K	12/23/20	4.1
10.2		Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-K	12/16/15	10.7
10.2(a)		Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.2(b)		Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.2(c)		Amendment No. 3 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-Q	5/15/19	10.1(c)
10.2(d)		Amendment No. 4 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-K	12/27/19	10.3(d)
10.2(e)		Amendment No. 5 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-K	12/17/20	10.2(e)
31.1		CEO Certifications (302)				Filed
31.2		CFO Certification (302)				Filed
32.1		CEO and CFO Certifications (906)				Furnished
101	.INS	XBRL Instance Document				Filed
101	.SCH	XBRL Taxonomy Extension Schema Document				Filed
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

