Form 10-Q
period 2021-03-31
Forward Industries, Inc.
filed 2021-05-13
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,952,766 shares as of April 30, 2021.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$1,529,165	$2,924,627
Accounts receivable, net	6,331,832	7,602,316
Inventories	2,149,454	1,275,694
Prepaid expenses and other current assets	385,245	419,472

Total current assets	10,395,696	12,222,109

Property and equipment, net	187,744	215,323
Intangible assets, net	1,425,036	1,531,415
Goodwill	1,758,682	1,758,682
Operating lease right of use assets, net	3,359,946	3,512,042
Other assets	72,251	116,697

Total assets	$17,199,355	$19,356,268

Liabilities and shareholders' equity

Current liabilities:
Line of credit	$–	$1,000,000
Current portion of note payable to Forward China	–	1,600,000
Accounts payable	324,673	197,022
Due to Forward China	3,890,219	3,622,401
Deferred income	137,446	485,078
Current portion of notes payable	72,341	983,395
Current portion of finance lease liability	9,449	18,411
Current portion of deferred consideration	–	45,000
Current portion of operating lease liability	261,536	259,658
Accrued expenses and other current liabilities	454,876	615,401
Total current liabilities	5,150,540	8,826,366

Other liabilities:
Note payable to Forward China, less current portion	1,600,000	–
Notes payable, less current portion	–	529,973
Operating lease liability, less current portion	3,232,169	3,359,088
Finance lease liability, less current portion	2,324	12,769
Deferred consideration, less current portion	60,000	45,000
Total other liabilities	4,894,493	3,946,830

Total liabilities	10,045,033	12,773,196

Commitments and contingencies

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 9,952,766 and 9,883,851 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	99,528	98,838
Additional paid-in capital	19,785,936	19,579,684
Accumulated deficit	(12,731,142)	(13,095,450)

Total shareholders' equity	7,154,322	6,583,072

Total liabilities and shareholders' equity	$17,199,355	$19,356,268

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020

Revenues, net	$8,395,379	$7,931,377	$18,112,982	$16,324,231
Cost of sales	6,651,933	6,478,228	14,106,650	13,151,073
Gross profit	1,743,446	1,453,149	4,006,332	3,173,158

Sales and marketing expenses	578,436	479,461	1,181,397	1,014,633
General and administrative expenses	1,981,186	1,625,385	3,808,604	2,839,351
Goodwill impairment	–	1,015,000	–	1,015,000

Loss from operations	(816,176)	(1,666,697)	(983,669)	(1,695,826)

Gain on forgiveness of note payable	–	–	(1,356,570)	–
Fair value adjustment of earnout consideration	–	(350,000)	(30,000)	(350,000)
Fair value adjustment of deferred cash consideration	–	9,000	–	9,000
Interest income	(33,554)	–	(56,301)	–
Interest expense	46,714	44,178	93,106	95,127
Other expense, net	5,392	1,739	1,788	3,318
(Loss)/income before income taxes	(834,728)	(1,371,614)	364,308	(1,453,271)

Provision for/(benefit from) income taxes	–	–	–	–

Net (loss)/income	$(834,728)	$(1,371,614)	$364,308	$(1,453,271)

(Loss)/earnings per share:
Basic	$(0.08)	$(0.14)	$0.04	$(0.15)
Diluted	$(0.08)	$(0.14)	$0.04	$(0.15)

Weighted average common shares outstanding:
Basic	9,909,497	9,533,851	9,897,385	9,533,851
Diluted	9,909,497	9,533,851	10,378,733	9,533,851

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Three and Six Months Ended March 31, 2021

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2020	9,883,851	$98,838	$19,579,684	$(13,095,450)	$6,583,072

Share-based compensation	–	–	41,457	–	41,457
Stock options exercised	2,500	25	1,650	–	1,675
Net income	–	–	–	1,199,036	1,199,036

Balance at December 31, 2020	9,886,351	98,863	19,622,791	(11,896,414)	7,825,240

Share-based compensation	–	–	21,287	–	21,287
Stock options exercised	66,415	665	141,858	–	142,523
Net loss	–	–	–	(834,728)	(834,728)

Balance at March 31, 2021	9,952,766	$99,528	$19,785,936	$(12,731,142)	$7,154,322

	For the Three and Six Months Ended March 31, 2020

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2019	9,533,851	$95,338	$18,936,130	$(11,320,169)	$7,711,299

Share-based compensation	–	–	33,179	–	33,179
Net loss	–	–	–	(81,657)	(81,657)

Balance at December 31, 2019	9,533,851	95,338	18,969,309	(11,401,826)	7,662,821

Share-based compensation	–	–	36,260	–	36,260
Net loss	–	–	–	(1,371,614)	(1,371,614)

Balance at March 31, 2020	9,533,851	$95,338	$19,005,569	$(12,773,440)	$6,327,467

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2021	2020
Operating Activities:
Net income/(loss)	$364,308	$(1,453,271)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share-based compensation	62,744	69,439
Depreciation and amortization	171,836	138,711
Bad debt expense/(recovery)	513,691	(109,914)
Gain on forgiveness of note payable	(1,356,570)	–
Change in fair value of earn-out consideration	(30,000)	(350,000)
Change in fair value of deferred cash consideration	–	9,000
Goodwill impairment	–	1,015,000
Impairment of investment	–	326,941
Changes in operating assets and liabilities:
Accounts receivable	756,793	(563,850)
Inventories	(873,760)	972,775
Prepaid expenses and other current assets	34,227	(168,401)
Other assets	44,446	70,806
Accounts payable and due to Forward China	395,469	(985,936)
Deferred income	(347,632)	488,156
Operating lease liabilities	27,055	18,831
Accrued expenses and other current liabilities	(160,525)	(32,632)
Net cash used in operating activities	(397,918)	(554,345)
Investing Activities:
Purchases of property and equipment	(37,878)	(27,207)
Net cash used in investing activities	(37,878)	(27,207)
Financing Activities:
Proceeds from line of credit borrowings	150,000	200,000
Repayment of line of credit borrowings	(1,150,000)	(1,100,000)
Repayment of notes payable	(84,457)	(46,674)
Proceeds from stock options exercised	144,198	–
Repayments of finance leases	(19,407)	(16,488)
Payment of deferred cash consideration	–	(200,000)
Net cash used in financing activities	(959,666)	(1,163,162)
Net decrease in cash	(1,395,462)	(1,744,714)
Cash at beginning of period	2,924,627	3,092,813
Cash at end of period	$1,529,165	$1,348,099
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$88,479	$95,127
Cash paid for taxes	$5,636	$1,524
Supplemental Disclosures of Non-Cash Information:
Lease assets recorded upon adoption of ASC 842	$–	$3,648,582
Lease liabilities recorded upon adoption of ASC 842	$–	$3,729,341

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

Impact of COVID-19

The outbreak of the COVID-19 virus continues to impact our results of operations. While the most significant impact was realized in Fiscal 2020, the virus had a less significant effect on our results of operations for the first half of Fiscal 2021. The business shutdowns resulting from the pandemic disrupted our supply chain and the manufacture or shipment of our products and have delayed the rollout of our smart-enabled retail products to big box retail stores. Additionally, demand for our design and development services continues to be reduced or delayed as a result of the pandemic as certain customers have reduced discretionary spending. While revenues for the three and six months ended March 31, 2021 increased as compared to the three and six months ended March 31, 2020, they were lower than anticipated due in part to the impact of COVID-19 and the resulting economic conditions. The impact of lower than anticipated revenue was further complicated by a significant increase in freight costs due to the global shipping container shortage caused by the pandemic. These challenges were partially offset by a reduction in certain selling and travel related expenses resulting from government mandated travel restrictions.

The economy has continued to open in more jurisdictions. However, there continue to be areas impacted by new strains of the virus that could cause government officials to enact more restrictions on how businesses operate. The future impacts of the pandemic and any resulting economic impact are largely unknown and could be significant. It is possible that the pandemic, the measures taken by the governments of countries affected and the resulting economic impact may negatively impact our results of operations, cash flows and financial position in future periods as well as that of our customers, including their ability to pay for our services and choosing to allocate their budgets to new or existing projects which may or may not require our services. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Part II, Item 1A — Risk Factors” for a description of the material risks that the Company currently faces in connection with COVID-19.

Until the pandemic is under control, we expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities and, where appropriate, taking advantage of opportunities to enhance our business growth and strategy. To help mitigate the impact of these challenging business conditions, we have implemented cost cutting initiatives and reduced executive pay and Board of Directors compensation for an undetermined period of time. There is no assurance these measures will be successful. See “Liquidity and Capital Resources” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of these cost cutting measures.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of Kablooe took place in August 2020 and its results of operations have been included in our condensed consolidated financial statements since the acquisition date. Accordingly, our results of operations for the three and six months ended March 31, 2021 include Kablooe’s results of operations, while our results of operations for the three and six months ended March 31, 2020 do not. Key terms of the acquisition are contained in our Form 10-K filed with the Securities and Exchange Commission on December 17, 2020.

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

For the six months ended March 31, 2021, the Company generated net income of $364,000 and used $398,000 of cash flows in operating activities. The Company has an accumulated deficit of $12,731,000 at March 31, 2021. We believe our existing cash balance and working capital will be sufficient to meet our liquidity needs through at least June 30, 2022.

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

Revenue Recognition

Distribution Segment

The Company generally recognizes revenue in its distribution segment when: (i) finished goods are shipped to our distribution customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale, i.e., transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after title to the goods has transferred. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The distribution segment had no contract liabilities at March 31, 2021 or September 30, 2019 and $75,000 of contract liabilities at September 30, 2020.

Design Segment

The Company applies the “cost to cost” and “right to invoice” methods of revenue recognition to the contracts with customers in the design segment. The design segment typically engages in two types of contracts: (i) time and material and (ii) fixed price. The Company recognizes revenue over time on its time and material contracts utilizing a “right to invoice” method. Revenues from fixed price contracts that require performance of services that are not related to the production of tangible assets are recognized by using cost inputs to measure progress toward the completion of its performance obligations, or the “cost to cost” method. Revenues from fixed price contracts that contain specific deliverables are recognized when the performance obligation has been satisfied or the transfer of goods to the customer has been completed and accepted.

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $863,000, $649,000 and $611,000 at March 31, 2021, September 30, 2020 and September 30, 2019, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $137,000, $410,000 and $220,000 at March 31, 2021, September 30, 2020 and September 30, 2019, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers. The Company maintains an allowance for doubtful accounts, which is recorded as a reduction to accounts receivable on the condensed consolidated financial statements. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At March 31, 2021 and September 30, 2020, the Company had allowances for doubtful accounts of $249,000 and $249,000, respectively, for the distribution segment and $861,000 and $347,000, respectively, for the design segment.

Goodwill

Goodwill represents the future economic benefits of assets acquired in a business combination that are not individually identified or separately recognized. The Company’s goodwill resulted from its acquisitions of IPS in January 2018 and Kablooe in August 2020.

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (IPS and Kablooe) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform a quantitative impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will perform the quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. See Note 3.

Intangible Assets

Intangible assets include trademarks and customer relationships, which resulted from the acquisitions of IPS in January 2018 and Kablooe in August 2020 and are recorded based on their estimated fair value determined in conjunction with the purchase price allocations. These intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no impairments of intangible assets at March 31, 2021.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At March 31, 2021, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2020, the Company’s application for forgiveness of its loan received as part of the Payroll Protection Program (“PPP loan”) pursuant to the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was approved. The aggregate loan principal amount forgiven was $1,357,000. The total amount forgiven will not be recognized as taxable income pursuant to the CARES Act. Pursuant to the Consolidated Appropriations Act, 2021, which was enacted by Congress and signed into law by the President on December 27, 2020, all expenses utilizing funds from PPP loans will be deductible against taxable income.

Fair Value Measurements

We perform fair value measurements in accordance with the guidance provided by Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and developed technology, discount rates and terminal values. Our estimates of fair value are based upon assumptions believed to be reasonable, but actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Reclassifications

Certain amounts in the accompanying condensed consolidated financial statements for the three and six months ended March 31, 2020 have been reclassified to conform to the March 31, 2021 presentation.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement - Disclosure Framework (Topic 820)” to improve the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company adopted this guidance in the first quarter of Fiscal 2021 with no material impact to its condensed consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions to the general principles in Topic 740 and provides consistent application of U.S. GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the pronouncement on its condensed consolidated financial statements.

NOTE 3                  INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets are all held under the design segment of our business. Amortization expense related to intangible assets was $53,000 and $41,000 for the three months ended March 31, 2021 and 2020, respectively, and $106,000 and $81,000 for the six months ended March 31, 2021 and 2020, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s intangible assets consist of the following:

	March 31, 2021			September 30, 2020
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets
Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(106,000)	(444,000)	(550,000)	(86,000)	(358,000)	(444,000)
Net carrying amount	$479,000	$946,000	$1,425,000	$499,000	$1,032,000	$1,531,000

At March 31, 2021, estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter is as follows:

Remainder of Fiscal 2021	$107,000
Fiscal 2022	213,000
Fiscal 2023	213,000
Fiscal 2024	213,000
Fiscal 2025	213,000
Thereafter	466,000
Total	$1,425,000

During the three months ended March 31, 2020, the Company experienced triggering events that prompted the testing of its goodwill for impairment. Those triggering events included the reduction in fair value of the IPS continent earnout consideration discussed in Note 4 and revised revenue and operational projections for IPS for the remainder of the 2020 fiscal year and future periods. Based on these factors, the Company concluded that it was more likely than not that the fair value of the IPS reporting unit had declined below its carrying amount. The Company then calculated the fair value of this reporting unit using Level 3 inputs, which is a combination of asset-based, income and market approaches. The estimates and assumptions utilized in the estimated fair value calculation include discount rate, terminal growth rate, selection of peer group companies and control premium applied as well as forecasts of revenue growth rates, gross margins, operating margins and working capital requirements. Any changes in the judgments, estimates or assumptions used could produce significantly different results. The Company concluded the IPS reporting unit’s fair value was below its carrying value by $1,015,000 and an impairment charge was recognized for this amount in the three months ended March 31, 2020. Based on management’s evaluation, there were no further impairments to goodwill at September 30, 2020 and there were no triggering events leading to an interim impairment analysis at March 31, 2021.

NOTE 4                  FAIR VALUE MEASUREMENTS

The deferred consideration of $60,000 and $90,000 at March 31, 2021 and September 30, 2020, respectively, represents the fair value of the contingent earnout consideration related to the acquisition of Kablooe. The current and non-current portions of this liability are shown in the corresponding categories on the condensed consolidated balance sheets in each period presented. In December 2020, the Company reduced this liability from $90,000 to $60,000 based on the low likelihood of Kablooe reaching the first year’s earnings target.

In connection with the acquisition of IPS in January 2018, the Company agreed to pay deferred cash consideration and contingent earnout consideration to the selling shareholders of IPS and these liabilities were measured at fair value each reporting period. In March 2020, the fair value of the earnout consideration was reduced from $350,000 to $0 due to the low likelihood of IPS reaching the underlying earnings target. At September 30, 2020, the Company had no remaining obligation for consideration payments related to the acquisition of IPS.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the placement in the fair value hierarchy and summarize the changes in fair value of the aforementioned liabilities for the three and six months ended March 31, 2021:

		Fair value measurement at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Deferred consideration at September 30, 2020	$90,000	$–	$–	$90,000
Decrease in fair value of Kablooe contingent earnout consideration	(30,000)	–	–	(30,000)
Deferred consideration at December 31, 2020	60,000	–	–	60,000
Change in fair value of Kablooe contingent earnout consideration	–	–	–	–
Deferred consideration at March 31, 2021	$60,000	$–	$–	$60,000

During Fiscal 2019, the Company received common stock from a customer as compensation for services provided, which was recorded as a cost-method investment with an estimated fair value of $327,000. This initial fair value was based on a private placement round of common stock issued to third-party private investors of the customer at a time close to the valuation date. Management determined that the inputs used to value the investment were observable, either directly or indirectly, and therefore classified as a level 2 valuation measurement. In March 2020, due to the performance of the business in which the Company was invested, it concluded the investment was impaired and recorded an impairment charge of $327,000, which was recorded as a component of general and administrative expenses on the condensed consolidated statement of operations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5                  SEGMENT INFORMATION

The Company has two reportable segments: distribution and design. The distribution segment sources and distributes carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices as well as smart-enabled and other products. The design segment provides a full spectrum of hardware and software product design and engineering services. We measure the performance of our operating segments based upon revenue and operating income or loss. Operating income/(loss) and net income/(loss) are shown in the table below:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Revenues, net
Distribution	$4,483,000	$4,624,000	$10,088,000	$9,320,000
Design	3,912,000	3,307,000	8,025,000	7,004,000
Total revenues, net	$8,395,000	$7,931,000	$18,113,000	$16,324,000

Cost of sales
Distribution	$3,911,000	$4,063,000	$8,791,000	$8,156,000
Design	2,741,000	2,415,000	5,316,000	4,995,000
Total cost of sales	$6,652,000	$6,478,000	$14,107,000	$13,151,000

Loss from operations
Distribution	$(528,000)	$(378,000)	$(872,000)	$(821,000)
Design	(288,000)	(1,289,000)	(112,000)	(875,000)
Total loss from operations	$(816,000)	$(1,667,000)	$(984,000)	$(1,696,000)

Other expense/(income), net
Distribution	$45,000	$(307,000)	$44,000	$(274,000)
Design	(26,000)	12,000	(1,392,000)	31,000
Total other expense/(income), net	$19,000	$(295,000)	$(1,348,000)	$(243,000)

Net (loss)/income
Distribution	$(573,000)	$(71,000)	$(916,000)	$(547,000)
Design	(262,000)	(1,301,000)	1,280,000	(906,000)
Total net (loss)/income	$(835,000)	$(1,372,000)	$364,000	$(1,453,000)

The following table presents total assets by operating segment:

	March 31, 2021	September 30, 2020
Distribution	$7,685,000	$8,289,000
Design	9,514,000	11,067,000
Total	$17,199,000	$19,356,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6                  SHARE-BASED COMPENSATION

2021 Equity Incentive Plan

In February 2021, shareholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which is administered by the Compensation Committee of the Board of Directors and authorizes 1,291,000 shares of common stock for grants of various types of equity awards to officers, directors, employees and consultants. Upon approval of the 2021 Plan, no additional awards were granted under the 2011 Long Term Incentive Plan (the “2011 Plan”), which expired according to its terms in March 2021. Shares authorized under the 2021 Plan include 1,000,000 new shares and 291,000 shares that remained available under the 2011 Plan. Awards which are forfeited or expire are eligible for regrant under the 2021 Plan. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted on the Nasdaq stock market on the grant date and the expiration date of option awards may not exceed 10 years.

Stock Options

No options were granted during the three or six months ended March 31, 2021.

In February 2020, the Company granted options to non-employee directors to purchase an aggregate of 248,000 shares of its common stock at an exercise price of $1.13 per shares. The options vested one year from the date of grant, expire five years from the date of grant and had an aggregate grant date fair value of $145,000, which was recognized ratably over the vesting period. These options, which were the only options granted during the three and six months ended March 31, 2020, had a grant-date fair value of $0.58 per share.

During the six months ended March 31, 2021, the Company issued 69,000 shares of its common stock pursuant to the exercise of stock options for aggregate cash proceeds of $144,000. There were no options exercised during the six months ended March 31, 2020.

The Company recognized compensation expense for stock option awards of $21,000 and $36,000 during the three months ended March 31, 2021 and 2020, respectively, and $63,000 and $69,000 during the six months ended March 31, 2021 and 2020, respectively, in its condensed consolidated statements of operations.

At March 31, 2021, there was $10,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 1.0 year.

NOTE 7                  EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted earnings/(loss) per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. A reconciliation of basic and diluted earnings/(loss) per share is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net (loss)/income	$(835,000)	$(1,372,000)	$364,000	$(1,453,000)
Denominator:
Weighted average common shares outstanding	9,909,000	9,534,000	9,897,000	9,534,000
Dilutive common share equivalents	–	–	482,000	–
Weighted average diluted shares outstanding	9,909,000	9,534,000	10,379,000	9,534,000

(Loss)/earnings per share
Basic	$(0.08)	$(0.14)	$0.04	$(0.15)
Diluted	$(0.08)	$(0.14)	$0.04	$(0.15)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following securities were excluded from the calculation of diluted earnings/(loss) per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Options	1,049,000	1,004,000	10,000	1,004,000
Warrants	151,000	151,000	–	151,000
Total potentially dilutive shares	1,200,000	1,155,000	10,000	1,155,000

NOTE 8                  CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

For the three and six months ended March 31, 2021 and 2020, the Company had customers whose individual percentage of their respective segment’s revenues and accounts receivable was 10% or greater. The concentrations of revenues and accounts receivable for each reportable segment are as follows:

Distribution Segment Revenues Concentration

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Customer A	28%	37%	28%	35%
Customer B	19%	20%	18%	17%
Customer C	28%	16%	25%	24%
Customer D	7%	12%	9%	8%
Totals	82%	85%	80%	84%

Design Segment Revenues Concentration

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Customer 1	6%	21%	9%	15%
Customer 2	9%	16%	11%	13%
Customer 3	10%	14%	9%	18%
Customer 4	20%	–	17%	–
Customer 5	1%	9%	1%	11%
Total	46%	60%	47%	57%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distribution Segment Accounts Receivable Concentration

	March 31, 2021	September 30, 2020
Customer A	23%	23%
Customer B	30%	22%
Customer C	19%	20%
Customer D	13%	17%
Totals	85%	82%

Design Segment Accounts Receivable Concentration

	March 31, 2021	September 30, 2020
Customer 1	20%	24%
Customer 3	11%	5%
Customer 4	12%	6%
Customer 5	2%	10%
Customer 6	–	14%
Totals	45%	59%

NOTE 9                  RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation (“Forward China”). The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region.  The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000 and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The Supply Agreement expires October 22, 2023. Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $340,000 and $339,000 during the three months ended March 31, 2021 and 2020, respectively, and $683,000 and $676,000 during the six months ended March 31, 2021 and 2020, respectively, which are included as a component of cost of sales upon sales of the related products.

The Company has a separate agreement with Forward China to address the potential impact of customers sourcing directly from Forward China. In the event a customer bypasses the services of the Company and does business directly with Forward China, Forward China will pay a commission of 50% of the net revenue, less direct costs, generated from the products or services sold. The Company recognized $12,000 of commissions related to this agreement during the six months ended March 31, 2021. No commissions were recognized during the three or six months ended March 31, 2020.

The Company had no prepayments to Forward China for inventory purchases at March 31, 2021 and $107,000 of prepayments for inventory purchases at September 30, 2020, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018. The Company incurred and paid $32,000 for the three months ended March 31, 2021 and 2020 and $64,000 for the six months ended March 31, 2021 and 2020 in interest expense associated with this note. The maturity date of this note was extended to December 31, 2022.

Related Party Sales

The Company’s design division provided services to a customer whose former Chief Operating and Financial Officer and equity owner is an immediate family member of a director on the Company’s Board of Directors. The director is a member of the Board’s Audit, Governance and Compensation Committees. The Company sold design services to this customer of $6,000 and $44,000 for the three and six months ended March 31, 2020, respectively. There were no sales to this customer for the three or six months ended March 31, 2021.

Related Party Activity

In October 2020, the Company began selling smart-enabled furniture, which is sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd., a company owned by Terrence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products in the U.S. of $154,000 and $339,000 during the three and six months ended March 31, 2021, respectively.

NOTE 10                LEGAL PROCEEDINGS

On August 21, 2020, IPS was named a third-party defendant in a patent dispute claim currently pending in the U.S. District Court for the Eastern District of New York. The complaint, which contains no specific amount of claimed monetary damages, asserts that certain intellectual property was misappropriated by IPS and one of its former employees.  IPS denies the allegations, believes the action is without merit and intends to vigorously defend it.  The Company filed a motion to dismiss the complaint on December 14, 2020. The court has not yet ruled on the Company’s motion.

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. At March 31, 2021, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

NOTE 11                LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with a bank which was renewed at the discretion of the lender on August 5, 2020. The line of credit had a maturity date of May 31, 2021 at March 31, 2021, is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate was 4.0% at both March 31, 2021 and September 30, 2020. In March 2021, the Company paid down the outstanding balance on the line of credit and $1,300,000 was available at March 31, 2021. The Company is subject to certain debt-service ratio requirements which are measured annually. At September 30, 2020, the Company was in violation of the required debt-service ratio covenants but was granted a waiver of the violation from the lender. In May 2021, the bank renewed the line of credit with a maturity date of May 31, 2022.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12                DEBT

On April 18, 2020, the Company entered into a loan in an aggregate principal amount of $1,357,000 under the Paycheck Protection Program of the CARES Act. The loan was unsecured, bore interest at a rate of 1% per annum, and was scheduled to mature on April 18, 2022. In October 2020, the Company filed for forgiveness of this loan and in December 2020, the Small Business Administration (“SBA”) approved our forgiveness request for this loan. The forgiveness has been accounted for as an extinguishment of debt and the resulting gain has been recorded as forgiveness of note payable on the condensed consolidated statement of operations for the six months ended March 31, 2021. There is a six-year period during which the SBA can review the Company’s forgiveness.

In connection with the acquisition of Kablooe, the Company assumed a loan payable with a principal amount of $170,000. The loan matures in August 2021, bears interest at a rate of 6.0% per annum and is secured by all of Kablooe’s assets. Interest and principal payments of $15,000 are payable monthly until maturity. The outstanding balance at March 31, 2021 and September 30, 2020 was $72,000 and $156,000, respectively.

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

The Company generated revenues from this agreement of $454,000 since it began selling Mooni products in Fiscal 2020. The current and long-term portions of the unamortized fee of $111,000 and $0, respectively, at March 31, 2021 and $133,000 and $45,000, respectively, at September 30, 2020, are included in prepaid expenses and other current assets and other assets, respectively, in the accompanying condensed consolidated financial statements. Amortization of the cost for the three and six months ended March 31, 2021 of $33,000 and $67,000, respectively, and for the three and six months ended March 31, 2020 of $33,000 and $67,000, respectively, is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

NOTE 14                LEASES

The Company’s operating leases are primarily for corporate, sales and administrative office space. Total operating lease expense was $152,000 and $304,000 for the three and six months ended March 31, 2021, respectively, and $122,000 and $255,000 for the three and six months ended March 31, 2020, respectively, and is recorded in general and administrative expenses on the condensed consolidated statements of operations.

The Company leases certain computer equipment through various finance lease agreements expiring through July 2022. The net book value of assets under finance leases was $18,000 and $23,000 at March 31, 2021 and September 30, 2020, respectively.

In March 2021, the Company signed a renewal to extend the term of its lease in Minnesota for an additional 60 months. The renewal of this operating lease commences July 1, 2021 and payments under it escalate 2.75% per year. The monthly rent payment is $10,000 per month, which includes taxes and operating expenses as defined in the agreement.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additional information related to operating and finance leases at March 31, 2021 and September 30, 2020 is as follows:

	March 31,	September 30,
	2021	2020
Weighted Average Remaining Lease Term (Yrs):
Operating leases	10.5	10.9
Finance leases	0.9	0.9

Weighted Average Discount Rate:
Operating leases	5.7%	5.7%
Finance leases	5.8%	5.8%

At March 31, 2021, future minimum payments under non-cancellable operating and finance leases were as follows:

	Operating Leases	Finance Leases
Remainder of Fiscal 2021	$232,000	$5,000
Fiscal 2022	430,000	10,000
Fiscal 2023	426,000	–
Fiscal 2024	433,000	–
Fiscal 2025	395,000	–
Thereafter	2,805,000	–
Total future minimum lease payments	4,721,000	15,000
Less imputed interest	(1,227,000)	(3,000)
Present value of lease liabilities	$3,494,000	$12,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.  The following discussion and analysis compares our consolidated results of operations for the three and six months ended March 31, 2021 (the “2021 Quarter” and the “2021 Period”, respectively) with those for the three and six months ended March 31, 2020 (the “2020 Quarter” and the “2020 Period”, respectively).  All dollar amounts and percentages presented herein have been rounded to approximate values.

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

The acquisition of Kablooe took place in August 2020 and its results of operations have been included in our condensed consolidated financial statements since the acquisition date. Accordingly, our results of operations for the 2021 Quarter and the 2021 Period include Kablooe’s results of operations, while our results of operations for the 2020 Quarter and the 2020 Period do not. Key terms of the acquisition are contained in our Form 10-K filed with the Securities and Exchange Commission on December 17, 2020.

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

Until the pandemic is under control, we expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities and, where appropriate, taking advantage of opportunities to enhance our business growth and strategy. To help mitigate the impact of these challenging business conditions, we have implemented cost cutting initiatives and reduced executive pay and Board of Directors compensation for an undetermined period of time. There is no assurance these measures will be successful. See “Liquidity and Capital Resources” section for further description of these cost cutting measures.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

Net Loss

Distribution Segment

Distribution segment net loss was $573,000 in the 2021 Quarter compared to $71,000 in the 2020 Quarter. The increase to the net loss was primarily due to a reduction in the non-cash fair value adjustments to reduce acquisition-related earnout liabilities (see Note 4) coupled with higher sales and marketing expenses, as reflected in the table below.

Design Segment

Design segment net loss was $262,000 in the 2021 Quarter compared to $1,301,000 in the 2020 Quarter. The reduction to the net loss was primarily due to a reduction in impairment charges (see Notes 3 and 4) and higher gross profit, partially offset by higher general and administrative expenses, as reflected in the table below:

	Main Components of Net Loss
	(amounts in thousands)
	2021 Quarter			2020 Quarter			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$8,395	$4,483	$3,912	$7,931	$4,624	$3,307	$464

Gross profit	$1,743	$572	$1,171	$1,453	$561	$892	$290
Sales and marketing expenses	578	480	98	480	351	129	98
General and administrative expenses	1,981	620	1,361	1,625	588	1,037	356
Goodwill impairment	–	–	–	1,015	–	1,015	(1,015)
Operating loss	(816)	(528)	(288)	(1,667)	(378)	(1,289)	851
Other expense/(income), net	19	45	(26)	(295)	(307)	12	314
Net loss	$(835)	$(573)	$(262)	$(1,372)	$(71)	$(1,301)	$537

Basic and diluted loss per share were $0.08 and $0.14, respectively, for the 2021 Quarter and the 2020 Quarter.

Net Revenues

Distribution Segment

Net revenues in the distribution segment decreased $141,000, or 3.0%, to $4,483,000 in the 2021 Quarter from $4,624,000 in the 2020 Quarter, the result of a decrease in diabetic product line revenue, partially offset by an increase in other product revenue. Revenues from diabetic products decreased $252,000 and revenue from other products increased $111,000. In future periods, we believe other product sales will continue to increase while diabetic product sales will continue to decline.

The following tables set forth revenues by channel, product line and geographic location of our distribution segment customers for the periods indicated:

	Net Revenues for the 2021 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$882	$1,405	$1,549	$3,836
Other products	473	168	6	647
Total net revenues	$1,355	$1,573	$1,555	$4,483

	Net Revenues for the 2020 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$1,342	$842	$1,904	$4,088
Other products	337	166	33	536
Total net revenues	$1,679	$1,008	$1,937	$4,624

Diabetic Product Revenues

Our distribution segment manufactures to the order of, and sells carrying cases for, blood glucose diagnostic kits directly to original equipment manufacturers (“OEM”s) or their contract manufacturers. The OEM customer or its contract manufacturer packages our carrying cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through their retail distribution channels.

Revenues from diabetic products decreased $252,000, or 6.2%, to $3,836,000 in the 2021 Quarter from $4,088,000 in the 2020 Quarter. This decrease was primarily due to lower revenues from three major diabetic customers (Diabetic Products Customers A, B and D), partially offset by an increase in revenue from Diabetic Products Customer C. As mentioned above, management believes that revenues from diabetic customers will continue to decline in future periods.

The following table sets forth our distribution segment net revenues by diabetic products customer for the periods indicated:

	Diabetic Revenues
	(amounts in thousands)
	2021 Quarter	2020 Quarter	Increase (Decrease)
Diabetic Products Customer A	$1,275	$1,709	$(434)
Diabetic Products Customer B	869	948	(79)
Diabetic Products Customer C	1,244	735	509
Diabetic Products Customer D	304	537	(233)
All other Diabetic Products Customers	144	159	(15)
Total Diabetic Revenue	$3,836	$4,088	$(252)

Revenues from diabetic products represented 86% of our distribution segment’s net revenues in the 2021 Quarter compared to 88% in the 2020 Quarter.

Other Product Revenues

Other product revenues include cases and protective solutions sourced and sold to OEMs for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers. Other product revenues also include sales of smart-enabled and other products sold through our retail distribution network.

Revenues from other products increased $111,000, or 20.7%, to $647,000 in the 2021 Quarter from $536,000 in the 2020 Quarter, primarily due to the increase in sales of smart-enabled and other products sold through our retail distribution network, driven by new product offerings and the expansion of our retail distribution network. This increase was partially offset by a decline in sales of non-medical cases and protective solutions. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base as well as take advantage of opportunities to source other products.

Revenues from other products represented 14% of our net revenues in the 2021 Quarter compared to 12% of our net revenues in the 2020 Quarter.

Design Segment

Net revenues in the design segment increased $605,000, or 18.3%, to $3,912,000 in the 2021 Quarter from $3,307,000 in the 2020 Quarter, primarily driven by revenues generated by Kablooe, which was acquired in August 2020. The remaining variance was driven by new business from existing customers, partially offset by a decline in revenue from certain other customers as projects were either completed or spending was reduced in response to COVID-19. The following table sets forth our design segment net revenues by major customers for the 2021 Quarter:

	Design Revenues
	(amounts in thousands)
	2021 Quarter	2020 Quarter	Increase (Decrease)
Design Segment Customer 1	$225	$700	$(475)
Design Segment Customer 2	364	540	(176)
Design Segment Customer 3	409	452	(43)
Design Segment Customer 4	773	–	773
Design Segment Customer 5	22	287	(265)
All other Design Segment Customers	2,119	1,328	791
Total design segment revenues	$3,912	$3,307	$605

Gross Profit

Distribution Segment

Gross profit for the distribution segment increased $11,000, or 2.0%, to $572,000 in the 2021 Quarter as compared to $561,000 in the 2020 Quarter, and gross margin improved from 12.1% to 12.8% in the same period. The increase in both gross profit and margin are driven by higher margins on the sale of non-medical cases and other products. This increase in profit margin was partially offset by the continued decline in gross margin on diabetic products due to a shift to lower margin cases and pricing pressures on diabetic products from customers. We continue to work on expanding our product offering to include higher margin products and enhancing our sales efforts to grow revenue and increase gross profit.

Design Segment

Gross profit for the design segment increased $279,000, or 31.3%, to $1,171,000 in the 2021 Quarter from $892,000 in the 2020 Quarter. Gross margin improved from 27.0% to 29.9% in the same period.  The acquisition of Kablooe in August 2020 accounted for the improvement in both gross profit and margin in the 2021 Quarter, which was partially offset by lower utilization rates in the beginning of the 2021 Quarter. Depreciation expense, which is allocated to cost of sales for the design segment, was $24,000 and $28,000 for the 2021 Quarter and 2020 Quarter, respectively.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment increased $129,000, or 36.8%, to $480,000 in the 2021 Quarter from $351,000 in the 2020 Quarter. The increase was primarily due to expenses associated with growing our retail distribution network. Sales and marketing expenses for the distribution segment increased to 10.7% of revenues in the 2021 Quarter as compared to 7.6% of revenues in the 2020 Quarter.

Design Segment

Sales and marketing expenses for the design segment decreased $31,000, or 24.0%, to $98,000 in the 2021 Quarter from $129,000 in the 2020 Quarter. The decrease in sales and marketing expenses is primarily due to lower payroll costs. Sales and marketing expenses for the design segment decreased to 2.5% of revenues in the 2021 Quarter from 3.9% of revenues in the 2020 Quarter.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment increased $32,000, or 5.4%, to $620,000 in the 2021 Quarter from $588,000 in the 2020 Quarter. The increase was primarily comprised of an insurance settlement recovery of $80,000 received in the 2020 Quarter, an increase in professional fees and higher insurance premiums, partially offset by a $55,000 decrease in software implementation costs and a $52,000 reduction in Board of Director expenses. General and administrative expenses for the distribution segment increased to 13.8% of revenues in the 2021 Quarter as compared to 12.7% of revenues in the 2020 Quarter.

Design Segment

General and administrative expenses for the design segment increased $324,000, or 31.2%, to $1,361,000 in the 2021 Quarter from $1,037,000 in the 2020 Quarter. The increase is primarily driven by a $470,000 increase in bad debt expense, general and administrative costs of $267,000 generated by Kablooe, which was acquired in August 2020, partially offset by a decrease in investment impairment expense of $327,000 (see Note 4) and an $85,000 reduction in professional fees, primarily due to reduced software implementation costs. General and administrative expenses for the design segment increased to 34.8% of revenues in the 2021 Quarter as compared to 31.4% of revenues in the 2020 Quarter.

Other Income / (Expense)

Distribution Segment

The distribution segment reported other expense of $45,000 in the 2021 Quarter as compared to other income of $307,000 in the 2020 Quarter. The variance is primarily due the net $341,000 fair value adjustments recorded in the 2020 Quarter associated with the reduction of the IPS contingent earnout liability (see Note 4).

Design Segment

The design segment reported other income of $26,000 in the 2021 Quarter as compared to other expense of $12,000 in the 2020 Quarter, primarily related to interest income on the note receivable from a customer which was fully reserved in Fiscal 2019 and lower interest expense due to a reduction in the average amount of debt outstanding.

Income Taxes

For the 2021 Quarter, the Company generated a net loss of $835,000. The Company maintains significant net operating loss carryforwards and does not recognize income tax expense / (benefit) as its deferred tax provision is typically offset by a full valuation allowance on its net deferred tax asset.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2021 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2020

Net Income/(Loss)

Distribution Segment

Distribution segment net loss was $916,000 in the 2021 Period compared to $547,000 in the 2020 Period. The increase to the net loss was primarily due to a reduction in other income resulting from non-cash fair value adjustments to acquisition related earnout liabilities (see Note 4) and an increase in sales and marketing expenses, partially offset by higher gross profit, as reflected in the table below.

Design Segment

Design segment net income was $1,280,000 in the 2021 Period compared to a net loss of $906,000 in the 2020 Period. The net income generated in the 2021 Period resulted from the $1,357,000 forgiveness of note payable associated with the PPP loan. A reduction in impairment charges (see Notes 3 and 4) and higher gross profit, primarily due to the acquisition of Kablooe in August 2020, were partially offset by higher general and administrative expenses, as reflected in the table below:

	Main Components of Net Income/(Loss)
	(amounts in thousands)
	2021 Period			2020 Period			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$18,113	$10,088	$8,025	$16,324	$9,320	$7,004	$1,789

Gross profit	$4,006	$1,297	$2,709	$3,173	$1,164	$2,009	$833
Sales and marketing expenses	1,181	967	214	1,014	742	272	167
General and administrative expenses	3,809	1,202	2,607	2,840	1,243	1,597	969
Goodwill impairment	–	–	–	1,015	–	1,015	(1,015)
Operating loss	(984)	(872)	(112)	(1,696)	(821)	(875)	712
Other (income)/expense, net	(1,348)	44	(1,392)	(243)	(274)	31	(1,105)
Net income/(loss)	$364	$(916)	$1,280	$(1,453)	$(547)	$(906)	$1,817

Basic and diluted earnings/(loss) per share were $0.04 and $(0.15), respectively, for the 2021 Period and the 2020 Period.

Net Revenues

Distribution Segment

Net revenues in the distribution segment increased $768,000, or 8.2%, to $10,088,000 in the 2021 Period from $9,320,000 in the 2020 Period, primarily due to an increase in other product revenue. Revenues from other products increased $731,000 and revenue from diabetic products increased $37,000. In future periods, we believe other product sales will increase while diabetic product sales will decline.

The following tables set forth revenues by channel, product line and geographic location of our distribution segment customers for the periods indicated:

	Net Revenues for the 2021 Period
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$2,552	$2,813	$2,940	$8,305
Other products	1,316	421	46	1,783
Total net revenues	$3,868	$3,234	$2,986	$10,088

	Net Revenues for the 2020 Period
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$2,667	$2,460	$3,141	$8,268
Other products	635	322	95	1,052
Total net revenues	$3,302	$2,782	$3,236	$9,320

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

Revenues from diabetic products increased $37,000, or 0.4%, to $8,305,000 in the 2021 Period from $8,268,000 in the 2020 Period. This increase was primarily due to higher revenues from three major diabetic customers (Diabetic Products Customers B, C and D). The higher revenue from these three customers was partially offset by revenue declines from Diabetic Products Customer A and other diabetic customers, which were less significant. As mentioned above, management believes that revenues from diabetic customers will decline in future periods.

The following table sets forth our distribution segment net revenues by diabetic products customer for the periods indicated:

	2021 Period	2020 Period	Increase (Decrease)
Diabetic Products Customer A	$2,849	$3,316	$(467)
Diabetic Products Customer B	1,770	1,577	193
Diabetic Products Customer C	2,523	2,201	322
Diabetic Products Customer D	952	770	182
All other Diabetic Products Customers	211	404	(193)
Total Diabetic Revenue	$8,305	$8,268	$37

Revenues from diabetic products represented 82% of our distribution segment’s net revenues in the 2021 Period compared to 89% in the 2020 Period.

Other Product Revenues

Other product revenues include cases and protective solutions sourced and sold to OEMs for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers. Other product revenues also include sales of smart-enabled and other products sold through our retail distribution network.

Revenues from other products increased $731,000, or 69.5%, to $1,783,000 in the 2021 Period from $1,052,000 in the 2020 Period, due to the increase in sales of non-medical cases and protective solutions and smart enabled products, both driven by an increase in customers and higher sales volume. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base as well as take advantage of opportunities to source other products.

Revenues from other products represented 18% of our net revenues in the 2021 Period compared to 11% of our net revenues in the 2020 Period.

Design Segment

Net revenues in the design segment increased $1,021,000, or 14.6%, to $8,025,000 in the 2021 Period from $7,004,000 in the 2020 Period, primarily driven by revenues generated by Kablooe, which was acquired in August 2020. The remaining variance was driven by a decline in revenue from certain existing customers as projects were either completed or customer spending was reduced in response to COVID-19, partially offset by new business from both new and existing customers. The following table sets forth our design segment net revenues by major customers for the 2021 Period:

	Design Revenues
	(amounts in thousands)
	2021 Period	2020 Period	Increase (Decrease)
Design Segment Customer 1	$689	$1,083	$(394)
Design Segment Customer 2	864	898	(34)
Design Segment Customer 3	755	1,297	(542)
Design Segment Customer 4	1,371	–	1,371
Design Segment Customer 5	54	746	(692)
All other Design Segment Customers	4,292	2,980	1,312
Total design segment revenues	$8,025	$7,004	$1,021

Gross Profit

Distribution Segment

Gross profit for the distribution segment increased $133,000, or 11.4%, to $1,297,000 in the 2021 Period as compared to $1,164,000 in the 2020 Period, and gross margin improved from 12.5% to 12.9% in the same period. The increase in both gross profit and margin are driven by higher margins on the sale of non-medical cases and other products. This increase in profit margin was partially offset by the continued decline in gross margin on diabetic products due to a shift to lower margin cases and pricing pressures on diabetic products from customers. We continue to work on expanding our product offering to include higher margin products and enhancing our sales efforts to grow revenue and increase gross profit.

Design Segment

Gross profit for the design segment increased $700,000, or 34.8%, to $2,709,000 in the 2021 Period from $2,009,000 in the 2020 Period.  Gross margin improved from 28.7% to 33.8% in the same period. The acquisition of Kablooe accounted for the majority of the increase in both gross profit and margin in the 2021 Period.  Gross margin gains in the first quarter of Fiscal 2021 resulting from higher billing rates were partially offset by lower utilization rates in the 2021 Quarter. Depreciation expense, which is allocated to cost of sales for the design segment, was $62,000 and $54,000 for the 2021 Period and 2020 Period, respectively.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment increased $225,000, or 30.3%, to $967,000 in the 2021 Period from $742,000 in the 2020 Period. The increase was primarily due to expenses associated with growing our retail distribution network. Sales and marketing expenses for the distribution segment increased to 9.6% of revenues in the 2021 Period as compared to 8.0% of revenues in the 2020 Period.

Design Segment

Sales and marketing expenses for the design segment decreased $58,000, or 21.3%, to $214,000 in the 2021 Period from $272,000 in the 2020 Period. The decrease in sales and marketing expenses is primarily due to lower payroll costs. Sales and marketing expenses for the design segment decreased to 2.7% of revenues in the 2021 Period from 3.9% of revenues in the 2020 Period.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment decreased $41,000, or 3.3%, to $1,202,000 in the 2021 Period from $1,243,000 in the 2020 Period. The decrease was primarily driven by a $66,000 reduction in Board of Directors costs and a $60,000 reduction in technology expenses, primarily due to lower software implementation costs, partially offset by an $80,000 insurance recovery received in the 2020 Period. General and administrative expenses for the distribution segment decreased to 11.9% of revenues in the 2021 Period as compared to 13.3% of revenues in the 2020 Period.

Design Segment

General and administrative expenses for the design segment increased $1,010,000, or 63.2%, to $2,607,000 in the 2021 Period from $1,597,000 in the 2020 Period. The increase is primarily driven by a $228,000 increase in payroll related costs, general and administrative costs of $507,000 generated by Kablooe, which was acquired in August 2020, and a $613,000 increase in bad debt expense, partially offset by a decrease in impairment charges (see Note 4) and lower professional fees related to a reduction in software implementation costs. General and administrative expenses for the design segment increased to 32.5% of revenues in the 2021 Period as compared to 22.8% of revenues in the 2020 Period.

Other Income / (Expense)

Distribution Segment

The distribution segment reported other expense of $44,000 in the 2021 Period as compared to other income of $274,000 in the 2020 Period. The variance is primarily due to the decrease in other income related to fair value adjustments associated with the Kablooe and IPS contingent earnout liabilities (see Note 4).

Design Segment

The design segment reported other income of $1,392,000 in the 2021 Period as compared to other expense of $31,000 in the 2020 Period. The primary component of other income in the 2021 Period was the $1,357,000 forgiveness of note payable related to the PPP loan. Other less significant factors contributing to the change were interest income on the note receivable from a customer which was fully reserved for in Fiscal 2019 and lower interest expense due to a reduction in the average amount of debt outstanding.

Income Taxes

For the 2021 Period, the Company generated net income of $364,000, primarily resulting from the $1,357,000 forgiveness of the PPP loan, which will not be recognized as taxable income per the CARES Act. The Company maintains significant net operating loss carryforwards and does not recognize income tax expense / (benefit) as its deferred tax provision is typically offset by a full valuation allowance on its net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demands on our working capital have historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At March 31, 2021, our working capital was $5,245,000 compared to $3,396,000 at September 30, 2020.

In an abundance of caution and to proactively conserve the Company’s cash flow, we implemented certain cost-cutting measures which became effective in April 2021. These cost cutting measures included (i) our executive officers agreeing to a temporary pay cut and our Chief Executive Officer temporarily forgoing his base salary, (ii) a reduction in our head count and amounts paid to outside consultants and (iii) non-employee Board members agreeing to reduce their board fees for the remainder of the fiscal year.  The Company anticipates that these pay cuts and other reductions will last for three months and result in approximately $200,000 of cash savings in the third quarter of Fiscal 2021. The Company will reevaluate the continuing need for these measures. In light of these circumstances, the Compensation Committee of the Board of Directors deferred a recommendation for director equity compensation until such time as the Company’s performance improved.  Therefore, in addition to cash savings, the resulting reduction in equity compensation will lower the Company’s non-cash expenses in future periods.

At April 30, 2021, we had approximately $1,300,000 cash on hand and $1,300,000 available under our line of credit which matures May 31, 2022. Additionally, Forward China holds a $1,600,000 promissory note which matures December 31, 2022. Although this note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility as deemed necessary. We can provide no assurance that Forward China will extend the note again if we request an extension nor that any such credit facility will be available on terms acceptable to us or at all.

We anticipate that our liquidity and financial resources will be adequate to manage our operating and financial requirements until at least June 30, 2022. If we have the opportunity to make a strategic acquisition (as we have in the past with the acquisitions of IPS and Kablooe) or an investment in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity. If we seek to raise additional capital, there is no assurance that we will be able to raise funds on terms that are acceptable to us or at all.

Although we do not anticipate the need to purchase additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

Cash Flows

During the six months ended March 31, 2021 and 2020, our sources and uses of cash were as follows:

Operating Activities

During the 2021 Period, cash used in operating activities of $398,000 primarily resulted from an operating loss of $984,000, a decrease in deferred income of $348,000, an increase in inventories of $874,000, a decrease in accrued expenses of $161,000, partially offset by non-cash expenses of $748,000 relating to depreciation, amortization, share-based compensation and bad debt expense, a decrease of $757,000 in accounts receivable, an increase of $395,000 in accounts payable and amounts due to Forward China and the net change in other operating assets and liabilities of $69,000.

During the 2020 Period, cash used in operating activities of $554,000 primarily resulted from an operating loss of $1,696,000, an increase in accounts receivable of $564,000, a decrease in accounts payable, accrued expenses and amounts due to Forward China of $1,019,000, an increase in prepaid expenses and other current assets of $168,000, bad debt recoveries of $110,000 and net changes in other operating assets and liabilities of $7,000, partially offset by a decline in inventories of $972,000, an increase in deferred income of $488,000, non-cash impairment charges of $1,342,000, and other non-cash expenses of $208,000 relating to depreciation, amortization, and share-based compensation.

Investing Activities

Cash used in investing activities in the 2021 Period and the 2020 Period of $38,000 and $27,000, respectively, resulted from purchases of property and equipment.

Financing Activities

In the 2021 Period, cash used in financing activities of $960,000 consisted of net repayments of the line of credit of $1,000,000, repayments of notes payable and finance leases of $104,000, partially offset by proceeds from stock options exercised of $144,000.

In the 2020 Period, cash used in financing activities of $1,163,000 consisted of $900,000 in net repayments on the line of credit, $200,000 paid out on deferred cash consideration and $63,000 in repayments of notes payable and finance leases.

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

On August 21, 2020, IPS was named a third-party defendant in a patent dispute claim currently pending in the U.S. District Court for the Eastern District of New York. The complaint, which contains no specific amount of claimed monetary damages, asserts that certain intellectual property was misappropriated by IPS and one of its former employees. IPS denies the allegations, believes the action is without merit and intends to vigorously defend it.  The Company filed a motion to dismiss the complaint on December 14, 2020. The court has not yet ruled on the Company’s motion.

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. At March 31, 2021, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

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

Dated:  May 13, 2021

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

