Form 10-Q
period 2021-06-30
Forward Industries, Inc.
filed 2021-08-12
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,031,185 shares as of July 31, 2021.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2021	2020
Assets	(Unaudited)

Current assets:
Cash	$1,604,649	$2,924,627
Accounts receivable, net	7,683,659	7,602,316
Inventories	1,907,137	1,275,694
Prepaid expenses and other current assets	500,893	419,472

Total current assets	11,696,338	12,222,109

Property and equipment, net	183,740	215,323
Intangible assets, net	1,371,847	1,531,415
Goodwill	1,758,682	1,758,682
Operating lease right of use assets, net	3,848,462	3,512,042
Other assets	72,251	116,697

Total assets	$18,931,320	$19,356,268

Liabilities and shareholders' equity

Current liabilities:
Line of credit	$–	$1,000,000
Current portion of note payable to Forward China	–	1,600,000
Accounts payable	234,644	197,022
Due to Forward China	4,439,838	3,622,401
Deferred income	444,445	485,078
Current portion of notes payable	29,159	983,395
Current portion of finance lease liability	4,050	18,411
Current portion of earnout consideration	–	45,000
Current portion of operating lease liability	348,914	259,658
Accrued expenses and other current liabilities	624,328	615,401
Total current liabilities	6,125,378	8,826,366

Other liabilities:
Note payable to Forward China, less current portion	1,600,000	–
Notes payable, less current portion	–	529,973
Operating lease liability, less current portion	3,644,688	3,359,088
Finance lease liability, less current portion	–	12,769
Earnout consideration, less current portion	70,000	45,000
Total other liabilities	5,314,688	3,946,830

Total liabilities	11,440,066	12,773,196

Commitments and contingencies	–	–

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 10,031,185 and 9,883,851 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	100,312	98,838
Additional paid-in capital	19,878,497	19,579,684
Accumulated deficit	(12,487,555)	(13,095,450)

Total shareholders' equity	7,491,254	6,583,072

Total liabilities and shareholders' equity	$18,931,320	$19,356,268

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020

Revenues, net	$9,964,514	$9,548,732	$28,077,496	$25,872,963
Cost of sales	7,781,485	7,773,944	21,888,135	20,925,017
Gross profit	2,183,029	1,774,788	6,189,361	4,947,946

Sales and marketing expenses	620,737	464,247	1,802,134	1,478,880
General and administrative expenses	1,293,941	1,485,447	5,102,545	4,324,798
Goodwill impairment	–	–	–	1,015,000

Income/(loss) from operations	268,351	(174,906)	(715,318)	(1,870,732)

Gain on forgiveness of note payable	–	–	(1,356,570)	–
Fair value adjustment of earnout consideration	10,000	–	(20,000)	(350,000)
Fair value adjustment of deferred cash consideration	–	3,000	–	12,000
Interest income	(32,459)	–	(88,760)	–
Interest expense	45,802	37,148	138,908	132,275
Other expense, net	1,421	148	3,209	3,466
Income/(loss) before income taxes	243,587	(215,202)	607,895	(1,668,473)

Provision for/(benefit from) income taxes	–	–	–	–

Net income/(loss)	$243,587	$(215,202)	$607,895	$(1,668,473)

Earnings/(loss) per share:
Basic	$0.02	$(0.02)	$0.06	$(0.18)
Diluted	$0.02	$(0.02)	$0.06	$(0.18)

Weighted average common shares outstanding:
Basic	9,963,969	9,534,407	9,919,579	9,534,034
Diluted	10,512,893	9,534,407	10,423,108	9,534,034

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended June 30, 2021
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2020	9,883,851	$98,838	$19,579,684	$(13,095,450)	$6,583,072

Share-based compensation	–	–	41,457	–	41,457
Stock options exercised	2,500	25	1,650	–	1,675
Net income	–	–	–	1,199,036	1,199,036

Balance at December 31, 2020	9,886,351	98,863	19,622,791	(11,896,414)	7,825,240

Share-based compensation	–	–	21,287	–	21,287
Stock options exercised	66,415	665	141,858	–	142,523
Net loss	–	–	–	(834,728)	(834,728)

Balance at March 31, 2021	9,952,766	99,528	19,785,936	(12,731,142)	7,154,322

Share-based compensation	–	–	3,732	–	3,732
Stock options exercised	78,419	784	88,829	–	89,613
Net income	–	–	–	243,587	243,587

Balance at June 30, 2021	10,031,185	$100,312	$19,878,497	$(12,487,555)	$7,491,254

	For the Three and Nine Months Ended June 30, 2020
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2019	9,533,851	$95,338	$18,936,130	$(11,320,169)	$7,711,299

Share-based compensation	–	–	33,179	–	33,179
Net loss	–	–	–	(81,657)	(81,657)

Balance at December 31, 2019	9,533,851	95,338	18,969,309	(11,401,826)	7,662,821

Share-based compensation	–	–	36,260	–	36,260
Net loss	–	–	–	(1,371,614)	(1,371,614)

Balance at March 31, 2020	9,533,851	95,338	19,005,569	(12,773,440)	6,327,467

Share-based compensation	–	–	37,678	–	37,678
Stock options exercised	50,000	500	31,500	–	32,000
Net loss	–	–	–	(215,202)	(215,202)

Balance at June 30, 2020	9,583,851	$95,838	$19,074,747	$(12,988,642)	$6,181,943

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2021	2020
Operating Activities:
Net income/(loss)	$607,895	$(1,668,473)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share-based compensation	66,476	107,117
Depreciation and amortization	252,317	201,778
Bad debt expense/(recovery)	513,691	(121,431)
Gain on forgiveness of note payable	(1,356,570)	–
Change in fair value of earn-out consideration	(20,000)	(350,000)
Change in fair value of deferred cash consideration	–	12,000
Goodwill impairment	–	1,015,000
Impairment of investment	–	326,941
Changes in operating assets and liabilities:
Accounts receivable	(595,034)	(1,448,384)
Inventories	(631,443)	881,408
Prepaid expenses and other current assets	(81,421)	(61,391)
Other assets	44,446	117,006
Accounts payable and due to Forward China	855,059	(55,165)
Deferred income	(40,633)	305,932
Net changes in operating lease liabilities	38,437	27,303
Accrued expenses and other current liabilities	8,926	(49,608)
Net cash used in operating activities	(337,854)	(759,967)

Investing Activities:
Purchases of property and equipment	(61,166)	(55,738)
Net cash used in investing activities	(61,166)	(55,738)

Financing Activities:
Proceeds from line of credit borrowings	150,000	900,000
Repayment of line of credit borrowings	(1,150,000)	(1,200,000)
Repayment of notes payable	(127,639)	(54,799)
Proceeds from note payable	–	1,356,570
Proceeds from stock options exercised	233,811	32,000
Repayments of finance leases	(27,130)	(26,244)
Payment of deferred cash consideration	–	(200,000)
Net cash (used in)/provided by financing activities	(920,958)	807,527

Net decrease in cash	(1,319,978)	(8,178)
Cash at beginning of period	2,924,627	3,092,813
Cash at end of period	$1,604,649	$3,084,635

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$121,771	$126,791
Cash paid for taxes	$7,336	$1,524

Supplemental Disclosures of Non-Cash Information:
Lease assets exchanged for lease liabilities	$565,590	$–
Lease assets recorded upon adoption of ASC 842	$–	$3,648,582
Lease liabilities recorded upon adoption of ASC 842	$–	$3,729,341

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                  OVERVIEW

Business

Forward Industries, Inc. (“Forward”, “we” or the “Company”) is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. As a result of the continued expansion of our design and development capabilities through our wholly-owned subsidiaries, we are now able to introduce proprietary products to the market from concepts brought to us from a number of different sources, both inside and outside the Company.

Impact of COVID-19

The outbreak of the COVID-19 virus continues to impact our results of operations. While the most significant impact was realized in Fiscal 2020, the virus continued to impact our results of operations in Fiscal 2021. The business shutdowns resulting from the pandemic disrupted our supply chain and the manufacture or shipment of our products and delayed the rollout of our retail products. Additionally, demand for our design and development services was reduced or delayed as a result of the pandemic as certain customers reduced discretionary spending. While revenues for the three and nine months ended June 30, 2021 increased as compared to the three and nine months ended June 30, 2020, they were lower than anticipated due in part to the impact of COVID-19 and the resulting economic conditions. The impact of lower than anticipated revenue was further complicated by a significant increase in freight costs due to the global shipping container shortage caused in part by the pandemic. These challenges were partially offset by a reduction in certain selling and travel related expenses.

Many government restrictions have been relaxed and the economy has continued to open in more jurisdictions. However, the emergence of new and transmittable variants of COVID-19 could lead to a possible resurgence of the virus, particularly in populations with low vaccination rates and has resulted in new restrictions in certain geographies and among certain businesses. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Part II, Item 1A — Risk Factors” for a description of the material risks that the Company currently faces in connection with COVID-19.

Until the pandemic is fully controlled, we expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities and, where appropriate, taking advantage of opportunities to enhance our business growth and strategy. To help mitigate the impact of these challenging business conditions, we implemented cost-cutting initiatives and reduced executive pay and Board of Directors compensation for the three months ended June 30, 2021. See “Liquidity and Capital Resources” section of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of these cost-cutting measures.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of Kablooe took place in August 2020 and its results of operations have been included in our condensed consolidated financial statements since the acquisition date. Accordingly, our results of operations for the three and nine months ended June 30, 2021 include Kablooe’s results of operations, while our results of operations for the three and nine months ended June 30, 2020 do not. Key terms of the acquisition are contained in our Form 10-K filed with the Securities and Exchange Commission on December 17, 2020.

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

For the nine months ended June 30, 2021, the Company generated net income of $608,000, which includes $1,357,000 of forgiveness of note payable (see Note 12), and used $338,000 of cash flows in operating activities. The Company has an accumulated deficit of $12,488,000 at June 30, 2021. We believe our existing cash balance and working capital will be sufficient to meet our liquidity needs through at least September 30, 2022. Our largest vendor is Forward China, a related entity, which is able to extend payment terms on outstanding liabilities when necessary (see Note 9). We can provide no assurances that any such extension will be given if requested.

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

Throughout this document, certain dollar amounts and percentages have been rounded to their approximate values.

Revenue Recognition

Distribution Segment

The Company generally recognizes revenue in its distribution segment when: (i) finished goods are shipped to our customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale, i.e., transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after title to the goods has transferred. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The distribution segment had contract liabilities of $139,000, $75,000 and $0 at June 30, 2021, September 30, 2020 and September 30, 2019, respectively.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $939,000, $649,000 and $611,000 at June 30, 2021, September 30, 2020 and September 30, 2019, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $305,000, $410,000 and $220,000 at June 30, 2021, September 30, 2020 and September 30, 2019, respectively.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers. The Company maintains an allowance for doubtful accounts, which is recorded as a reduction to accounts receivable on the condensed consolidated financial statements. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At June 30, 2021, September 30, 2020 and September 30, 2019, the Company had allowances for doubtful accounts of $249,000, $249,000 and $159,000, respectively, for the distribution segment and $861,000, $347,000 and $2,033,000, respectively, for the design segment. At June 30, 2021, September 30, 2020 and September 30, 2019, the Company had net accounts receivable of $5,282,000, $4,243,000 and $4,618,000, respectively, for the distribution segment and $2,402,000, $3,359,000, and $2,077,000, respectively, for the design segment.

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

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no impairments of intangible assets during the nine months ended June 30, 2021 or 2020.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At June 30, 2021, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3                  INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets are all held under the design segment of our business. Amortization expense related to intangible assets was $53,000 and $41,000 for the three months ended June 30, 2021 and 2020, respectively, and $160,000 and $122,000 for the nine months ended June 30, 2021 and 2020, respectively, which is included in general and administrative expenses on the condensed consolidated statements of operations.

The Company’s intangible assets consist of the following:

	June 30, 2021			September 30, 2020
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(115,000)	(488,000)	(603,000)	(86,000)	(358,000)	(444,000)
Net carrying amount	$470,000	$902,000	$1,372,000	$499,000	$1,032,000	$1,531,000

At June 30, 2021, estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter is as follows:

Remainder of Fiscal 2021	$53,000
Fiscal 2022	213,000
Fiscal 2023	213,000
Fiscal 2024	213,000
Fiscal 2025	213,000
Thereafter	467,000
Total	$1,372,000

In March 2020, the Company experienced triggering events that prompted the testing of its goodwill for impairment. Those triggering events included the reduction in fair value of the IPS contingent earnout consideration discussed in Note 4 and revised revenue and operational projections for IPS for the remainder of the 2020 fiscal year and future periods. Based on these factors, the Company concluded that it was more likely than not that the fair value of the IPS reporting unit had declined below its carrying amount. The Company then calculated the fair value of this reporting unit using Level 3 inputs, which is a combination of asset-based, income and market approaches. The estimates and assumptions utilized in the estimated fair value calculation included discount rate, terminal growth rate, selection of peer group companies and control premium applied as well as forecasts of revenue growth rates, gross margins, operating margins and working capital requirements. Any changes in the judgments, estimates or assumptions used could produce significantly different results. The Company concluded the IPS reporting unit’s fair value was below its carrying value by $1,015,000 and an impairment charge was recognized for this amount in March 2020. Based on management’s evaluation, there were no further impairments to goodwill at September 30, 2020 and there were no triggering events leading to an interim impairment analysis at June 30, 2021.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4                  FAIR VALUE MEASUREMENTS

The earnout consideration of $70,000 and $90,000 at June 30, 2021 and September 30, 2020, respectively, represents the fair value of the contingent earnout consideration related to the acquisition of Kablooe. The current and non-current portions of this liability are shown in the corresponding categories on the condensed consolidated balance sheets in each period presented. In December 2020, the Company reduced this liability from $90,000 to $60,000 based on the low likelihood of Kablooe reaching the first year’s earnings target and in June 2021, it increased this liability from $60,000 to $70,000 based on the estimated increase in fair value of earnout payments in future periods.

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

The following table presents the placement in the fair value hierarchy and summarizes the changes in fair value of the earnout liability for the three and nine months ended June 30, 2021:

	Fair value measurement at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Earnout consideration at September 30, 2020	$90,000	$–	$–	$90,000
Decrease in fair value of Kablooe earnout consideration	(30,000)	–	–	(30,000)
Earnout consideration at December 31, 2020	60,000	–	–	60,000
Change in fair value of Kablooe earnout consideration	–	–	–	–
Earnout consideration at March 31, 2021	60,000	–	–	60,000
Increase in fair value of Kablooe earnout consideration	10,000	–	–	10,000
Earnout consideration at June 30, 2021	$70,000	$–	$–	$70,000

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5                  SEGMENT INFORMATION

The Company has two reportable segments: distribution and design. The distribution segment sources and distributes carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices. It also distributes a variety of other products, including smart-enabled furniture, through its retail distribution network. The design segment provides a full spectrum of hardware and software product design and engineering services. We measure the performance of our operating segments based upon revenue and operating income or loss. Operating income/(loss) and net income/(loss) are shown in the table below:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues, net
Distribution	$5,720,000	$6,389,000	$15,808,000	$15,709,000
Design	4,245,000	3,160,000	12,269,000	10,164,000
Total revenues, net	$9,965,000	$9,549,000	$28,077,000	$25,873,000

Cost of sales
Distribution	$4,939,000	$5,450,000	$13,730,000	$13,606,000
Design	2,842,000	2,324,000	8,158,000	7,319,000
Total cost of sales	$7,781,000	$7,774,000	$21,888,000	$20,925,000

Income/(loss) from operations
Distribution	$(125,000)	$(211,000)	$(996,000)	$(1,032,000)
Design	393,000	36,000	281,000	(839,000)
Total income/(loss) from operations	$268,000	$(175,000)	$(715,000)	$(1,871,000)

Other expense/(income), net
Distribution	$56,000	$35,000	$100,000	$(239,000)
Design	(32,000)	5,000	(1,423,000)	36,000
Total other expense/(income), net	$24,000	$40,000	$(1,323,000)	$(203,000)

Net income/(loss)
Distribution	$(181,000)	$(246,000)	$(1,096,000)	$(793,000)
Design	425,000	31,000	1,704,000	(875,000)
Total net income/(loss)	$244,000	$(215,000)	$608,000	$(1,668,000)

The following table presents total assets by operating segment:

	June 30, 2021	September 30, 2020
Distribution	$8,631,000	$8,289,000
Design	10,300,000	11,067,000
Total	$18,931,000	$19,356,000

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

Stock Options

No options were granted during the three or nine months ended June 30, 2021.

In February 2020, the Company granted options to non-employee directors to purchase an aggregate of 248,000 shares of its common stock at an exercise price of $1.13 per shares. The options vested one year from the date of grant, expire five years from the date of grant and had an aggregate grant date fair value of $145,000, which was recognized ratably over the vesting period. These options, which were the only options granted during the nine months ended June 30, 2020, had a grant-date fair value of $0.58 per share.

During the nine months ended June 30, 2021 and 2020, the Company issued 147,000 and 50,000 shares, respectively, of its common stock pursuant to the exercise of stock options for aggregate cash proceeds of $234,000 and $32,000, respectively, which had an aggregate intrinsic value of $265,000 and $33,000, respectively.

The Company recognized compensation expense for stock option awards of $4,000 and $38,000 during the three months ended June 30, 2021 and 2020, respectively, and $66,000 and $107,000 during the nine months ended June 30, 2021 and 2020, respectively, in its condensed consolidated statements of operations.

At June 30, 2021, there was $7,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.9 years.

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income/(loss)	$244,000	$(215,000)	$608,000	$(1,668,000)
Denominator:
Weighted average common shares outstanding	9,964,000	9,534,000	9,920,000	9,534,000
Dilutive common share equivalents	549,000	–	503,000	–
Weighted average diluted shares outstanding	10,513,000	9,534,000	10,423,000	9,534,000

Earnings/(loss) per share
Basic	$0.02	$(0.02)	$0.06	$(0.18)
Diluted	$0.02	$(0.02)	$0.06	$(0.18)

The following securities were excluded from the calculation of diluted earnings/(loss) per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Options	10,000	954,000	10,000	954,000
Warrants	–	151,000	–	151,000
Total potentially dilutive shares	10,000	1,105,000	10,000	1,105,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8                  CONCENTRATIONS

Concentration of Revenues and Accounts Receivable

For the three and nine months ended June 30, 2021 and 2020, the Company had customers whose individual percentage of their respective segment’s revenues and accounts receivable was 10% or greater. The concentrations of revenues and accounts receivable for each reportable segment are as follows:

Distribution Segment Revenues Concentration

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Customer A	11%	25%	22%	31%
Customer B	17%	16%	17%	16%
Customer C	24%	22%	25%	23%
Customer D	9%	9%	9%	9%
Customer E	15%	–	6%	–
Totals	76%	72%	79%	79%

Design Segment Revenues Concentration

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Customer 1	3%	29%	7%	20%
Customer 2	11%	14%	11%	13%
Customer 3	16%	11%	12%	16%
Customer 4	10%	–	15%	–
Customer 9	14%	–	8%	–
Total	54%	54%	53%	49%

Distribution Segment Accounts Receivable Concentration

	June 30, 2021	September 30, 2020
Customer A	12%	23%
Customer B	24%	22%
Customer C	18%	20%
Customer D	7%	17%
Customer E	18%	–
Totals	79%	82%

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Design Segment Accounts Receivable Concentration

	June 30, 2021	September 30, 2020
Customer 1	12%	24%
Customer 3	18%	5%
Customer 5	2%	10%
Customer 6	–	14%
Customer 7	12%	–
Customer 8	10%	8%
Totals	54%	61%

NOTE 9                  RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation (“Forward China”). The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region.  The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of: (i) $100,000 and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The Supply Agreement expires October 22, 2023. Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $357,000 and $346,000 during the three months ended June 30, 2021 and 2020, respectively, and $1,040,000 and $1,022,000 during the nine months ended June 30, 2021 and 2020, respectively, which are included as a component of cost of sales upon sales of the related products.

The Company has a separate agreement with Forward China to address the potential impact of customers sourcing directly from Forward China. In the event a customer bypasses the services of the Company and does business directly with Forward China, Forward China will pay a commission of 50% of the net revenue, less direct costs, generated from the products or services sold. The Company recognized $12,000 of commissions related to this agreement during the nine months ended June 30, 2021. No commissions were recognized during the three months ended June 30, 2021 or the three or nine months ended June 30, 2020.

The Company had prepayments to Forward China for inventory purchases of $137,000 and $107,000 at June 30, 2021 and September 30, 2020, respectively, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018. The Company incurred and paid $32,000 for the three months ended June 30, 2021 and 2020 and $96,000 for the nine months ended June 30, 2021 and 2020 in interest expense associated with this note. The maturity date of this note was extended to December 31, 2022.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Sales

A member of the Company’s Audit, Governance and Compensation Committees of its Board of Directors is also a member of the Board of Directors of a company to whom the Company’s distribution division sold products. The Company recognized revenue of $63,000 from the sale of such products during the three and nine months ended June 30, 2021.

The Company’s design division provided services to a customer whose former Chief Operating and Financial Officer and equity owner is an immediate family member of a director on the Company’s Board of Directors. The director is a member of the Board’s Audit, Governance and Compensation Committees. The Company sold design services to this customer of $0 and $44,000 for the three and nine months ended June 30, 2020, respectively. There were no sales to this customer for the three or nine months ended June 30, 2021.

Related Party Activity

In October 2020, the Company began selling smart-enabled furniture, which is sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd., a company owned by Terrence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $413,000 and $752,000 during the three and nine months ended June 30, 2021, respectively.

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

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. At June 30, 2021, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, it believes would be material to its business.

NOTE 11                LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with a bank which was renewed at the discretion of the lender in May 2021. The line of credit has a maturity date of May 31, 2022, is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate was 4.0% at both June 30, 2021 and September 30, 2020. In March 2021, the Company paid down the outstanding balance on the line of credit and $1,300,000 was available at June 30, 2021. The Company is subject to certain debt-service ratio requirements which are measured annually. At September 30, 2020, the Company was in violation of the required debt-service ratio covenants but was granted a waiver of the violation from the lender.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12                DEBT

On April 18, 2020, the Company entered into a loan in an aggregate principal amount of $1,357,000 under the Paycheck Protection Program of the CARES Act. The loan was unsecured, bore interest at a rate of 1% per annum, and was scheduled to mature on April 18, 2022. In October 2020, the Company filed for forgiveness of this loan and in December 2020, the Small Business Administration (“SBA”) approved our forgiveness request for this loan. The forgiveness has been accounted for as an extinguishment of debt and the resulting gain has been recorded as forgiveness of note payable on the condensed consolidated statement of operations for the nine months ended June 30, 2021. There is a six-year period during which the SBA can review the Company’s forgiveness.

In connection with the acquisition of Kablooe, the Company assumed a loan payable with a principal amount of $170,000. The loan matures in August 2021, bears interest at a rate of 6.0% per annum and is secured by all of Kablooe’s assets. Interest and principal payments of $15,000 are payable monthly until maturity. The outstanding balance at June 30, 2021 and September 30, 2020 was $29,000 and $156,000, respectively.

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

The Company generated revenues from this agreement of $459,000 since it began selling Mooni products in Fiscal 2020. The current and long-term portions of the unamortized fee of $78,000 and $0, respectively, at June 30, 2021 and $133,000 and $45,000, respectively, at September 30, 2020, are included in prepaid expenses and other current assets and other assets, respectively, in the accompanying condensed consolidated financial statements. Amortization of the cost for the three and nine months ended June 30, 2021 of $33,000 and $100,000, respectively, and for the three and nine months ended June 30, 2020 of $33,000 and $100,000, respectively, is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

NOTE 14                LEASES

The Company’s operating leases are primarily for corporate, sales and administrative office space. Total operating lease expense was $150,000 and $455,000 for the three and nine months ended June 30, 2021, respectively, and $127,000 and $382,000 for the three and nine months ended June 30, 2020, respectively, and is recorded in sales and marketing and general and administrative expenses on the condensed consolidated statements of operations.

The Company leases certain computer equipment through various finance lease agreements expiring through July 2022. The net book value of assets under finance leases was $16,000 and $23,000 at June 30, 2021 and September 30, 2020, respectively.

In March 2021, the Company signed a renewal to extend the term of its lease in Minnesota for an additional 60 months. Payments under this operating lease commence July 1, 2021 and escalate 2.75% per year. The monthly rent payment is $10,000 per month, which includes taxes and operating expenses as defined in the agreement.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additional information related to operating and finance leases at June 30, 2021 and September 30, 2020 is as follows:

	June 30,	September 30,
	2021	2020
Weighted Average Remaining Lease Term (Yrs):
Operating leases	9.5	10.9
Finance leases	0.8	0.9

Weighted Average Discount Rate:
Operating leases	5.7%	5.7%
Finance leases	5.8%	5.8%

At June 30, 2021, future minimum payments under non-cancellable operating and finance leases were as follows:

	Operating Leases	Finance Leases
Remainder of Fiscal 2021	$148,000	$2,000
Fiscal 2022	554,000	4,000
Fiscal 2023	554,000	–
Fiscal 2024	565,000	–
Fiscal 2025	531,000	–
Thereafter	2,908,000	–
Total future minimum lease payments	5,260,000	6,000
Less imputed interest	(1,266,000)	(2,000)
Present value of lease liabilities	$3,994,000	$4,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.  The following discussion and analysis compares our consolidated results of operations for the three and nine months ended June 30, 2021 (the “2021 Quarter” and the “2021 Period”, respectively) with those for the three and nine months ended June 30, 2020 (the “2020 Quarter” and the “2020 Period”, respectively).  All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	our liquidity,

•	expectations regarding the impact of the pandemic on our business,

•	expectations regarding the length of the pandemic’s business disruption,

•	expectations regarding revenues,

•	plans regarding the repayment of debt, and

•	beliefs regarding our capital resources

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

Business Overview

Forward Industries, Inc. is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. As a result of the continued expansion of our design and development capabilities through our wholly-owned subsidiaries, IPS and Kablooe, we are now able to introduce proprietary products to the market from concepts brought to us from a number of different sources, both inside and outside the Company.

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

Until the pandemic is fully controlled, we expect business conditions to remain challenging. In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities and, where appropriate, taking advantage of opportunities to enhance our business growth and strategy. To help mitigate the impact of these challenging business conditions, we implemented cost-cutting initiatives and reduced executive pay and Board of Directors compensation for the three months ended June 30, 2021. See “Liquidity and Capital Resources” section for further description of these cost-cutting measures.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

Net Income/(Loss)

Distribution Segment

Distribution segment net loss was $181,000 in the 2021 Quarter compared to 246,000 in the 2020 Quarter. The decrease to the net loss was due to various factors, including a reduction in general and administrative expenses, partially offset by lower revenue and gross profit, as reflected in the table below.

Design Segment

Design segment net income was $425,000 in the 2021 Quarter compared to $31,000 in the 2020 Quarter. The increase in net income was primarily due to higher revenue and gross profit, partially offset by higher general and administrative expenses, as reflected in the table below:

	Main Components of Net Income/(Loss)
	(amounts in thousands)
	2021 Quarter			2020 Quarter			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$9,965	$5,720	$4,245	$9,549	$6,389	$3,160	$416

Gross profit	$2,183	$781	$1,402	$1,775	$939	$836	$408
Sales and marketing expenses	621	521	100	464	364	100	157
General and administrative expenses	1,294	385	909	1,486	786	700	(192)
Operating income/(loss)	268	(125)	393	(175)	(211)	36	443
Other expense/(income), net	24	56	(32)	40	35	5	(16)
Net income/(loss)	$244	$(181)	$425	$(215)	$(246)	$31	$459

Basic and diluted earnings/(loss) per share were $0.02 and $(0.02), respectively, for the 2021 Quarter and the 2020 Quarter.

Net Revenues

Distribution Segment

Net revenues in the distribution segment decreased $669,000, or 10.5%, to $5,720,000 in the 2021 Quarter from $6,389,000 in the 2020 Quarter, the result of a decrease in diabetic product line revenue, partially offset by an increase in other product revenue. Revenues from diabetic products decreased $1,374,000 and revenue from other products increased $705,000. In future periods, as we continue to focus on expanding and diversifying our other product offerings, we believe other product sales will represent a larger portion of our total distribution revenue. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to represent a smaller portion of our distribution revenue.

The following tables set forth revenues by channel, product line and geographic location of our distribution segment customers for the periods indicated:

	Net Revenues for the 2021 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$457	$1,502	$1,561	$3,520
Other products	1,673	413	114	2,200
Total net revenues	$2,130	$1,915	$1,675	$5,720

	Net Revenues for the 2020 Quarter
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$1,317	$1,498	$2,079	$4,894
Other products	1,191	259	45	1,495
Total net revenues	$2,508	$1,757	$2,124	$6,389

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

Revenues from diabetic products decreased $1,374,000, or 28.1%, to $3,520,000 in the 2021 Quarter from $4,894,000 in the 2020 Quarter. This decrease was primarily due to lower revenues from one major diabetic products customer (Diabetic Products Customer A), coupled with smaller decreases from all other diabetic products customers. As mentioned above, management believes that revenues from diabetic products customers will continue to decline in future periods.

The following table sets forth our distribution segment net revenues by diabetic products customer for the periods indicated:

	Diabetic Revenues
	(amounts in thousands)
	2021 Quarter	2020 Quarter	Increase (Decrease)
Diabetic Products Customer A	$641	$1,591	$(950)
Diabetic Products Customer B	991	1,010	(19)
Diabetic Products Customer C	1,369	1,396	(27)
Diabetic Products Customer D	499	576	(77)
All other Diabetic Products Customers	20	321	(301)
Total Diabetic Revenue	$3,520	$4,894	$(1,374)

Revenues from diabetic products represented 62% of our distribution segment’s net revenues in the 2021 Quarter compared to 77% in the 2020 Quarter.

Other Product Revenues

Other product revenues include cases and protective solutions sourced and sold to OEMs for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers. Other product revenues also include sales of a variety of other products, such as smart-enabled furniture, sold through our retail distribution network.

Revenues from other products increased $705,000, or 47.2%, to $2,200,000 in the 2021 Quarter from $1,495,000 in the 2020 Quarter. The increase was driven by sales to one new customer, which comprised $868,000 of our total distribution revenue for the 2021 Quarter. Other factors contributing to the variance include an increase in sales of non-medical cases, partially offset by a decrease in sales of other products. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base as well as take advantage of opportunities to source other products.

Revenues from other products represented 38% of our distribution segment’s net revenues in the 2021 Quarter compared to 23% in the 2020 Quarter.

Design Segment

Net revenues in the design segment increased $1,084,000, or 34.3%, to $4,244,000 in the 2021 Quarter from $3,160,000 in the 2020 Quarter, primarily driven by revenues generated by Kablooe, which was acquired in August 2020. The remaining increase was driven by revenue from new customers, an increase in revenue from existing customers, partially offset by a decline in revenue from certain other customers as projects were either completed or spending was reduced in response to COVID-19. The following table sets forth our design segment net revenues by major customers for the periods indicated:

	Design Revenues
	(amounts in thousands)
	2021 Quarter	2020 Quarter	Increase (Decrease)
Design Segment Customer 1	$136	$922	$(786)
Design Segment Customer 2	462	454	8
Design Segment Customer 3	675	352	323
Design Segment Customer 4	427	–	427
Design Segment Customer 9	606	–	606
All other Design Segment Customers	1,938	1,432	506
Total design segment revenues	$4,244	$3,160	$1,084

Gross Profit

Distribution Segment

Gross profit for the distribution segment decreased $158,000, or 16.8%, to $781,000 in the 2021 Quarter as compared to $939,000 in the 2020 Quarter, and gross margin declined from 14.7% to 13.7% in the same period. The decrease in both gross profit and margin are driven by higher freight costs due to the global shipping container shortage caused in part by the pandemic. This decrease in profit margin was also impacted by the continued decline in gross margin on diabetic products due to a shift to lower margin cases and pricing pressures on diabetic products from customers. We continue to work on expanding our product offering to include higher margin products and enhancing our sales efforts to grow revenue and increase gross profit.

Design Segment

Gross profit for the design segment increased $566,000, or 67.7%, to $1,402,000 in the 2021 Quarter from $836,000 in the 2020 Quarter.  Gross margin improved from 26.5% to 33.0% in the same period.  The acquisition of Kablooe in August 2020 represented almost half of the improvement in both gross profit and margin in the 2021 Quarter, with the remaining increase driven by an increase in revenue and better utilization rates in the IPS business.  Depreciation expense, which is allocated to cost of sales for the design segment, was $22,000 and $21,000 for the 2021 Quarter and 2020 Quarter, respectively.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment increased $157,000, or 43.1%, to $521,000 in the 2021 Quarter from $364,000 in the 2020 Quarter. The increase was primarily due to an increase in advertising expenses and sales commissions as we continue our efforts to expand and diversify our product offerings. Sales and marketing expenses for the distribution segment increased to 9.1% of revenues in the 2021 Quarter as compared to 5.7% of revenues in the 2020 Quarter.

Design Segment

Sales and marketing expenses for the design segment remained flat at $100,000 in the 2021 Quarter and the 2020 Quarter. The $12,000 of sales and marketing expenses generated by Kablooe, which was acquired in August 2020, were offset by lower payroll costs. Sales and marketing expenses for the design segment decreased to 2.4% of revenues in the 2021 Quarter from 3.2% of revenues in the 2020 Quarter.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment decreased $401,000, or 51.0%, to $385,000 in the 2021 Quarter from $786,000 in the 2020 Quarter. The decrease primarily resulted from the salary reductions taken as part of our cost-cutting measures enacted in April 2021, the reduction in severance costs and a decrease in professional fees. General and administrative expenses for the distribution segment decreased to 6.7% of revenues in the 2021 Quarter as compared to 12.3% of revenues in the 2020 Quarter.

Design Segment

General and administrative expenses for the design segment increased $209,000, or 29.9%, to $909,000 in the 2021 Quarter from $700,000 in the 2020 Quarter. The increase is primarily driven by general and administrative costs of $255,000 generated by Kablooe, which was acquired in August 2020, partially offset by lower professional fees. General and administrative expenses for the design segment decreased to 21.4% of revenues in the 2021 Quarter as compared to 22.2% of revenues in the 2020 Quarter.

Other Income / (Expense)

Distribution Segment

The distribution segment reported other expense of $56,000 in the 2021 Quarter as compared to $35,000 in the 2020 Quarter. The increase in other expense relates to the increase in the fair value of the contingent earnout liability coupled with higher interest expense.

Design Segment

The design segment reported other income of $32,000 in the 2021 Quarter as compared to other expense of $5,000 in the 2020 Quarter, primarily related to interest income on the note receivable from a customer which was fully reserved in Fiscal 2019 and lower interest expense resulting from the paydown of the line of credit in March 2021.

Income Taxes

For the 2021 Quarter, the Company generated net income of $244,000. The Company maintains significant net operating loss carryforwards and does not recognize income tax expense / (benefit) as its deferred tax provision is typically offset by a full valuation allowance on its net deferred tax asset.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2020

Net Income/(Loss)

Distribution Segment

Distribution segment net loss was $1,096,000 in the 2021 Period compared to $793,000 in the 2020 Period. The increase to the net loss was primarily due to an increase in sales and marketing expenses, the reduction in other income resulting from non-cash fair value adjustments to acquisition related earnout liabilities (see Note 4 of the condensed consolidated financial statements), partially offset by lower general and administrative expenses, as reflected in the table below.

Design Segment

Design segment net income was $1,704,000 in the 2021 Period compared to a net loss of $875,000 in the 2020 Period. The net income generated in the 2021 Period primarily resulted from the $1,357,000 forgiveness of note payable associated with the PPP loan. A reduction in impairment charges (see Notes 3 and 4 of the condensed consolidated financial statements) and higher gross profit were partially offset by higher general and administrative expenses, as reflected in the table below:

	Main Components of Net Income/(Loss)
	(amounts in thousands)
	2021 Period			2020 Period			Increase (Decrease)
	Consolidated	Distribution	Design	Consolidated	Distribution	Design	Consolidated
Net revenues	$28,077	$15,808	$12,269	$25,873	$15,709	$10,164	$2,204

Gross profit	$6,189	$2,078	$4,111	$4,948	$2,103	$2,845	$1,241
Sales and marketing expenses	1,802	1,488	314	1,479	1,106	373	323
General and administrative expenses	5,102	1,586	3,516	4,325	2,029	2,296	777
Goodwill impairment	–	–	–	1,015	–	1,015	(1,015)
Operating (loss)/income	(715)	(996)	281	(1,871)	(1,032)	(839)	1,156
Other (income)/expense, net	(1,323)	100	(1,423)	(203)	(239)	36	(1,120)
Net income/(loss)	$608	$(1,096)	$1,704	$(1,668)	$(793)	$(875)	$2,276

Basic and diluted earnings/(loss) per share were $0.06 and $(0.18), respectively, for the 2021 Period and the 2020 Period.

Net Revenues

Distribution Segment

Net revenues in the distribution segment increased $99,000, or 0.6%, to $15,808,000 in the 2021 Period from $15,709,000 in the 2020 Period, primarily due to an increase in other product revenue. Revenues from other products increased $1,436,000, which was partially offset by a decline in revenue from diabetic products of $1,337,000. In future periods, we believe other product sales will continue to increase while diabetic product sales will continue to decline.

The following tables set forth revenues by channel, product line and geographic location of our distribution segment customers for the periods indicated:

	Net Revenues for the 2021 Period
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$3,009	$4,316	$4,500	$11,825
Other products	2,989	834	160	3,983
Total net revenues	$5,998	$5,150	$4,660	$15,808

	Net Revenues for the 2020 Period
	(amounts in thousands)
	Americas	APAC	EMEA	Total
Diabetic products	$3,984	$3,958	$5,220	$13,162
Other products	1,826	580	141	2,547
Total net revenues	$5,810	$4,538	$5,361	$15,709

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

Revenues from diabetic products decreased $1,337,000, or 10.2%, to $11,825,000 in the 2021 Period from $13,162,000 in the 2020 Period. This decrease was primarily due to lower revenues from one major diabetic products customer (Diabetic Products Customer A), which was partially offset by a net increase in revenue from all other diabetic products customers, of which no changes were individually significant. As mentioned above, management believes that revenues from diabetic products customers will continue to decline in future periods.

The following table sets forth our distribution segment net revenues by diabetic products customer for the periods indicated:

	Diabetic Revenues
	(amounts in thousands)
	2021 Period	2020 Period	Increase (Decrease)
Diabetic Products Customer A	$3,490	$4,906	$(1,416)
Diabetic Products Customer B	2,761	2,586	175
Diabetic Products Customer C	3,892	3,597	295
Diabetic Products Customer D	1,451	1,345	106
All other Diabetic Products Customers	231	728	(497)
Total Diabetic Revenue	$11,825	$13,162	$(1,337)

Revenues from diabetic products represented 75% of our distribution segment’s net revenues in the 2021 Period compared to 84% in the 2020 Period.

Other Product Revenues

Other product revenues include cases and protective solutions sourced and sold to OEMs for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers. Other product revenues also include sales of a variety of other products, such as smart-enabled furniture, sold through our retail distribution network.

Revenues from other products increased $1,436,000, or 56.4%, to $3,983,000 in the 2021 Period from $2,547,000 in the 2020 Period. The increase was driven by sales to one new customer, which comprised $947,000 of our total distribution revenue for the 2021 Period. The increase in sales of non-medical cases and protective solutions, both driven by an increase in customers and higher sales volume, comprised the remainder of the increase. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base as well as take advantage of opportunities to source other products.

Revenues from other products represented 25% of our distribution segment’s net revenues in the 2021 Period compared to 16% in the 2020 Period.

Design Segment

Net revenues in the design segment increased $2,105,000, or 20.7%, to $12,269,000 in the 2021 Period from $10,164,000 in the 2020 Period, primarily driven by revenues generated by Kablooe, which was acquired in August 2020. The remaining variance was driven by an increase in revenue from new business from both new and existing customers, partially offset by a decline in revenue from certain existing customers as projects were either completed or customer spending was reduced in response to COVID-19. The following table sets forth our design segment net revenues by major customers for the periods indicated:

	Design Revenues
	(amounts in thousands)
	2021 Period	2020 Period	Increase (Decrease)
Design Segment Customer 1	$825	$2,005	$(1,180)
Design Segment Customer 2	1,326	1,351	(25)
Design Segment Customer 3	1,430	1,649	(219)
Design Segment Customer 4	1,798	–	1,798
All other Design Segment Customers	6,890	5,159	1,731
Total design segment revenues	$12,269	$10,164	$2,105

Gross Profit

Distribution Segment

Gross profit for the distribution segment decreased $25,000, or 1.2%, to $2,078,000 in the 2021 Period as compared to $2,103,000 in the 2020 Period, and gross margin declined from 13.4% to 13.1% in the same period. The decrease in both gross profit and margin are driven by higher freight costs due to the global shipping container shortage caused in part by the pandemic and the continued decline in gross margin on diabetic products due to a shift to lower margin cases and pricing pressures on diabetic products from customers. We continue to work on expanding our product offering to include higher margin products and enhancing our sales efforts to grow revenue and increase gross profit.

Design Segment

Gross profit for the design segment increased $1,266,000, or 44.5%, to $4,111,000 in the 2021 Period from $2,845,000 in the 2020 Period.  Gross margin improved from 28.0% to 33.5% in the same period.  The acquisition of Kablooe accounted for the majority of the increase in both gross profit and margin in the 2021 Period.  Higher revenue and better utilization rates contributed to the remainder of the increase. Depreciation expense, which is allocated to cost of sales for the design segment, was $83,000 and $75,000 for the 2021 Period and 2020 Period, respectively.

Sales and Marketing Expenses

Distribution Segment

Sales and marketing expenses for the distribution segment increased $382,000, or 34.5%, to $1,488 ,000 in the 2021 Period from $1,106,000 in the 2020 Period. The increase was primarily due to an increase in advertising costs and sales commissions as we continue our efforts to expand and diversify our product offerings. Sales and marketing expenses for the distribution segment increased to 9.4% of revenues in the 2021 Period as compared to 7.0% of revenues in the 2020 Period.

Design Segment

Sales and marketing expenses for the design segment decreased $59,000, or 15.8%, to $314,000 in the 2021 Period from $373,000 in the 2020 Period. The decrease in sales and marketing expenses is primarily due to lower payroll costs and was partially offset by $32,000 of marketing expenses generated by Kablooe, which was acquired in August 2020. Sales and marketing expenses for the design segment decreased to 2.6% of revenues in the 2021 Period from 3.7% of revenues in the 2020 Period.

General and Administrative Expenses

Distribution Segment

General and administrative expenses in the distribution segment decreased $443,000, or 21.8%, to $1,586,000 in the 2021 Period from $2,029,000 in the 2020 Period. The decrease was primarily driven by from the salary reductions taken as part of our cost-cutting measures enacted in April 2021, the reduction in severance costs and a decrease in professional fees. General and administrative expenses for the distribution segment decreased to 10.0% of revenues in the 2021 Period as compared to 12.9% of revenues in the 2020 Period.

Design Segment

General and administrative expenses for the design segment increased $1,220,000, or 53.1%, to $3,516,000 in the 2021 Period from $2,296,000 in the 2020 Period. The increase is primarily driven by general and administrative costs of $762,000 generated by Kablooe, which was acquired in August 2020, a $623,000 increase in bad debt expense and a $266,000 increase in payroll related costs, partially offset by a decrease in impairment charges (see Note 4 of the condensed consolidated financial statements) and lower professional fees. General and administrative expenses for the design segment increased to 28.7% of revenues in the 2021 Period as compared to 22.6% of revenues in the 2020 Period.

Other Income / (Expense)

Distribution Segment

The distribution segment reported other expense of $100,000 in the 2021 Period as compared to other income of $239,000 in the 2020 Period. The variance is primarily due to the decrease in other income related to fair value adjustments associated with contingent earnout liabilities (see Note 4 of the condensed consolidated financial statements).

Design Segment

The design segment reported other income of $1,423,000 in the 2021 Period as compared to other expense of $36,000 in the 2020 Period. The primary component of other income in the 2021 Period was the $1,357,000 forgiveness of note payable related to the PPP loan. Other less significant factors contributing to the change were interest income on the note receivable from a customer which was fully reserved for in Fiscal 2019 and lower interest expense due to a reduction in the average amount of debt outstanding.

Income Taxes

For the 2021 Period, the Company generated net income of $608,000, primarily resulting from the $1,357,000 forgiveness of the PPP loan, which will not be recognized as taxable income per the CARES Act. The Company maintains significant net operating loss carryforwards and does not recognize income tax expense / (benefit) as its deferred tax provision is typically offset by a full valuation allowance on its net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demands on our working capital have historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At June 30, 2021, our working capital was $5,571,000 compared to $3,396,000 at September 30, 2020. The improvement in working capital was primarily due to the extension of the note payable to Forward China. Our largest vendor is Forward China, a related entity, which is able to extend payment terms on outstanding liabilities when necessary (see Note 9 of the condensed consolidated financial statements). We can provide no assurances that any such extension will be given if requested.

In an abundance of caution and to proactively conserve the Company’s cash flow, we implemented certain cost-cutting measures which became effective in April 2021.  These cost-cutting measures included (i) our executive officers agreeing to a temporary pay cut and our Chief Executive Officer temporarily forgoing his base salary, (ii) a reduction in our head count and amounts paid to outside consultants and (iii) non-employee Board members agreeing to reduce their board fees.  These cost-cutting measures ended in June 2021 and compensation was returned to pre-existing amounts in July 2021. The Company estimates that these pay cuts and other reductions resulted in approximately $200,000 of cash savings in the third quarter of Fiscal 2021. The Company will reevaluate any future need for these or similar cost-cutting measures as business conditions warrant.  In light of these circumstances, the Compensation Committee of the Board of Directors deferred a recommendation for director equity compensation until such time as the Company’s performance improved.  Therefore, in addition to cash savings, the resulting reduction in equity compensation lowered the Company’s non-cash expenses in the third quarter of Fiscal 2021 and will continue to lower the Company’s non-cash expenses in future periods until any new equity grants are awarded.

At July 31, 2021, we had approximately $1,015,000 cash on hand and $1,300,000 available under our line of credit which matures May 31, 2022. Additionally, Forward China holds a $1,600,000 promissory note which matures December 31, 2022. Although this note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility as deemed necessary. We can provide no assurance that Forward China will extend the note again if we request an extension nor that any such credit facility will be available on terms acceptable to us or at all.

We anticipate that our liquidity and financial resources will be adequate to manage our operating and financial requirements until at least September 30, 2022. If we have the opportunity to make a strategic acquisition (as we have in the past with the acquisitions of IPS and Kablooe) or an investment in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity. If we seek to raise additional capital, there is no assurance that we will be able to raise funds on terms that are acceptable to us or at all.

Although we do not anticipate the need to purchase additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

Cash Flows

During the nine months ended June 30, 2021 and 2020, our sources and uses of cash were as follows:

Operating Activities

During the 2021 Period, cash used in operating activities of $338,000 primarily resulted from an operating loss of $715,000, an increase in inventories of $631,000, an increase in accounts receivable of $595,000, and the net change in other operating assets and liabilities of $72,000, partially offset by an increase of $855,000 in accounts payable and amounts due to Forward China and non-cash expenses of $820,000 relating to depreciation, amortization, share-based compensation and bad debt expense.

During the 2020 Period, cash used in operating activities of $760,000 primarily resulted from an operating loss of $1,871,000, an increase in accounts receivable of $1,448,000, bad debt recoveries of $121,000, a decrease in accounts payable, amounts due to Forward China, accrued expenses and other liabilities of $105,000 and net changes in other operating assets and liabilities of $53,000, partially offset by a decline in inventories of $881,000, an increase in deferred income of $306,000, non-cash impairment charges of $1,342,000 and other non-cash expenses of $309,000 relating to depreciation, amortization, and share-based compensation.

Investing Activities

Cash used in investing activities in the 2021 Period and the 2020 Period of $61,000 and $56,000, respectively, resulted from purchases of property and equipment.

Financing Activities

In the 2021 Period, cash used in financing activities of $921,000 consisted of net repayments of the line of credit of $1,000,000 and repayments of notes payable and finance leases of $155,000, partially offset by proceeds from stock options exercised of $234,000.

In the 2020 Period, cash provided by financing activities of $808,000 consisted of $1,357,000 proceeds from the PPP loan and $32,000 of proceeds from stock options exercised, partially offset by $300,000 in net repayments on the line of credit, $200,000 paid in deferred cash consideration and $81,000 in repayments of notes payable and finance leases.

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

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. At June 30, 2021, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, it believes would be material to its business.

ITEM 1A.	RISK FACTORS

The ongoing COVID-19 pandemic and measures intended to prevent its spread have had, and may continue to have, a material and adverse effect on our business and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. Small businesses, which represent a large portion of our design customers, have been impacted particularly hard. The pandemic has resulted in government authorities and businesses implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, school closures, and business limitations and shutdowns. Such measures have contributed significantly to increased unemployment and negatively impacted consumer and business spending. Business shutdowns have disrupted our supply chain and the manufacture or shipment of our products and delayed the rollout of our retail distribution products.

The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. We continue to permit employees to work remotely, which subjects the Company to increased cybersecurity risks and may reduce workplace efficiency. As the availability of vaccines has increased and COVID-19 case rates have diminished, we have gradually begun a phased reopening of our offices. We continue to employ additional safety measures in our offices, including enhanced cleaning and sanitation, mask wearing, suspending international business travel for our employees and limiting domestic business travel, limiting external guests visiting our offices, and holding most meetings and events virtually. Local conditions may require us to move back under more restrictive guidelines, which could include mandatory remote work and additional safety measures. Given the continually evolving situation, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus.

The full extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition remains uncertain and will depend on developments that remain uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, the availability, distribution and efficacy of vaccines, and acceptance by the population to get the vaccine and how quickly and to what extent normal economic and operating conditions resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn.

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

Dated:  August 12, 2021

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

By: /s/ Anthony Camarda
Anthony Camarda
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement by and among Forward Industries, Inc., Kablooe, Inc., Kablooe Design, Inc. and Tom KraMer dated August 17, 2020+	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) (as amended and restated)	10-Q	5/13/21	4.1
10.1	Forward Industries, Inc. 2021 Equity Incentive Plan*	8-K	12/23/20	4.1
10.2	Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-K	12/16/15	10.7
10.2(a)	Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.2(b)	Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.2(c)	Amendment No. 3 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-Q	5/15/19	10.1(c)
10.2(d)	Amendment No. 4 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-K	12/27/19	10.3(d)
10.2(e)	Amendment No. 5 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-K	12/17/20	10.2(e)
10.3(a)	Amended and Restated TD Bank Revolving Term Note dated September 28, 2018	8-K	10/2/18	10.1
10.3(b)	TD Bank Modification Agreement dated September 28, 2018	8-K	10/2/18	10.2
31.1	Certification of Principal Executive Officer				Filed
31.2	Certification of Principal Financial Officer				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer				Furnished

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

+     Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

* Management contract or compensatory plan or arrangement

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc.; 700 Veterans Memorial Hwy, Suite 100, Hauppauge, NY 11788; Attention: Corporate Secretary.

