Form 10-K
period 2021-09-30
Forward Industries, Inc.
filed 2021-12-16
CIK 38264

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to_____________.

Commission File Number: 001-34780

FORWARD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New York	13-1950672
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

700 Veterans Memorial Highway, Suite 100, Hauppauge, NY 11788
(Address of principal executive offices, including zip code)

(631) 547-3041
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	FORD	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

As of March 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $18,700,000 based on the closing price as reported on the Nasdaq Stock Market.

As of December 10, 2021, 10,061,185 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 30, 2021.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I

ITEM 1.        BUSINESS

General

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”), through its wholly-owned subsidiaries, Forward Industries (IN), Inc. (“Forward US”), Forward Industries (Switzerland) GmbH (“Forward Switzerland”), Forward Industries UK Limited (“Forward UK”), Intelligent Product Solutions, Inc. (“IPS”), and Kablooe, Inc. (“Kablooe”), is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. We have expanded our ability to design and develop solutions for our existing multinational client base and expand beyond the diabetic product line into a variety of industries with a full spectrum of hardware and software product design and engineering services.  In addition to our existing design and distribution of carry and protective solutions, primarily for handheld electronic devices, we are now a one-stop shop for design, development and manufacturing solutions serving a wide range of clients in the industrial, commercial and consumer industries. We are now able to introduce proprietary products to the market from concepts brought to us from a number of different sources, both inside and outside the Company.

The principal customer market in our distribution line of business has been original equipment manufacturers (“OEMs”) or the contract manufacturing firms of these OEM customers, that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. Our OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets and firearms. Our OEM customers are located in the Asia-Pacific region, which we refer to as the “APAC Region”, Europe, the Middle East, and Africa, which we refer to as the “EMEA Region” and the geographic area encompassing North America, Central America and South America, which we refer to as the “Americas”.

In 2019, we invested in and began to build out a retail distribution network responsible for getting various products into big box retailers for retail consumption. This build out is a continuation of our strategy to be a one-stop shop for product development, manufacture and distribution solutions and represents a significant achievement in completing the strategic process of taking a product from concept to the consumer. The rollout of these products has been delayed by COVID-19 as discussed below. Our retail customers are generally located in the Americas. As we continued to expand our retail distribution network in 2020 and 2021, we have been able to sell a variety of products through retailers such as Best Buy, Wayfair, Walmart, Costco, and Amazon. The manufacturer representative model allows us to engage and support a large sales team and cover a larger territory with a variable cost model as these representatives work on commission only.

We do not manufacture any of our products and source substantially all our products from independent suppliers in China through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). Forward China is owned by the Company’s Chairman and Chief Executive Officer. The sale and distribution of products to OEM and retail customers is referred to in this report as our “distribution” line of business. We use the term “design” or “design and development” to describe the IPS and Kablooe engineering services line of business.

The outbreak of the COVID-19 virus continues to impact our results of operations. While the most significant impact was in Fiscal 2020, the virus continued to impact our results of operations in Fiscal 2021. The business shutdowns resulting from the pandemic disrupted our supply chain and the manufacture or shipment of our products and delayed the rollout of our retail products. Additionally, demand for our design and development services was reduced or delayed as a result of the pandemic as certain customers reduced discretionary spending. While revenues for Fiscal 2021 increased as compared to Fiscal 2020, they were lower than anticipated due in part to the impact of COVID-19 and the resulting economic conditions. The impact of lower than anticipated revenue was further complicated by a significant increase in freight costs due to the global shipping container shortage. These challenges were partially offset by a reduction in certain selling and travel related expenses.

Many government restrictions have been relaxed and the economy has continued to open in more jurisdictions. However, the emergence of new and transmittable variants of COVID-19 could lead to a possible resurgence of the virus, particularly in populations with low vaccination rates, and has resulted in new restrictions in certain geographies and among certain businesses. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Part I, Item 1A — Risk Factors” for a description of the material risks that we currently face in connection with COVID-19.

Until the pandemic is fully controlled, we expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities and, where appropriate, taking advantage of opportunities to enhance our business growth and strategy. To help mitigate the impact of these challenging business conditions, we implemented cost-cutting initiatives and reduced executive pay and Board of Directors compensation for the three months ended June 30, 2021. See “Liquidity and Capital Resources” section of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of these cost-cutting measures.

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

In January 2018, Forward acquired IPS, an engineering design company, and in August 2020, Forward acquired the assets of Kablooe Design, a medical and consumer design and development company. We believe that the design and engineering service capabilities of Kablooe will complement the IPS business and further diversify the industries and customers with which we do business.

Customers

Our OEM distribution customers are located in the APAC Region, the EMEA Region and the Americas. Our retail distribution customers are predominantly located in the Americas.

Our design business provides product development services for Fortune 500 companies, established mid-level companies, and start-ups. The wide range of industries served includes industrial electronics, medical and dental equipment, food/beverage, certain luxury brands, and oil/gas. Our design customers are located primarily in the Americas.

Products

Our products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets, and firearms). In Fiscal 2020 and 2021, our products also include smart-enabled furniture and a variety of other products sold through our retail distribution network. We do not manufacture any of our products and we source substantially all our products from independent suppliers in China through Forward China, a related party (see Note 14 to the consolidated financial statements).

Diabetic Products

We sell carrying cases for blood glucose diagnostic kits (“Diabetic Products”) directly to OEM customers, or their contract manufacturers. These electronic monitoring kits are made for use by diabetics. The diabetic products customer (or its contract manufacturer) packages our carry cases “in box” as a custom accessory for the customer’s blood glucose testing and monitoring kits, or to a much lesser extent, sells them through their retail distribution channels. These kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders. As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet.

Other Products

We also sell carrying and protective solutions to customers for a diverse array of other portable electronic and other products, including sporting and recreational products, bar code scanners, smartphones, GPS and location devices, tablets, and firearms, on a made-to-order basis that are customized to fit the products sold by our customers. Our selling prices for these products also vary across a broad range, depending on the size and nature of the product for which we design and sell the carry solution.

Retail Products

In Fiscal 2020, as a result of the build out and growth of our retail distribution network, we began selling smart-enabled products, such as speakers and lamps that provide lighting and sound with Bluetooth® connectivity. In Fiscal 2021, we expanded our retail product offerings to include additional smart-enabled furniture, such as desks and side tables, as well as hot tubs and various other products.

Our design business provides a complete range of design, engineering and development services with respect to a diverse array of consumer and industrial electronics products. These include but are not limited to medical products, smart displays, beverage vending, enterprise and mobile software applications, lighting, security and detections systems, cameras, wearables and vehicle controls. Solutions in these and other areas are designed and developed in-house, beginning at product concept, extending through design, engineering and prototype, and final design for manufacturing and computer-aided design files. As a combined company, we are able to provide manufacturing sourcing and final product support and delivery services for initial short-run, low volume products.

Product Development

In the OEM division, we typically receive requests to submit product designs in connection with a customer’s introduction and rollout to market of a new product. We collaborate with clients to determine functionality, size and other basic specifications and requirements for products. Our design and production resources develop more detailed product specifications and design options for our customers’ evaluation. We provide documentation of each phase to the client and gain approval of a working prototype. Working with our suppliers and the customer, samples are modified and refined. Once approved for commercial introduction and order by our customer, we work with our suppliers to ensure conformity of commercial production to the definitive product samples and specifications. Manufacture and delivery of products in production quantities are coordinated with the customer’s manufacturing and shipment schedules so that our products are available to be packaged with the customer’s additional product components prior to shipment and sale, or to make the product available to the customer for direct sale through its retail distribution channels.

In the retail division, we work with various retailers to understand their product requirements and utilize our sourcing resources to obtain products. Additionally, we have a portfolio of retail products that we share with retailers to gauge the level of consumer interest.

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

Distribution

Channels of Distribution

We primarily ship our OEM distribution products directly to our customers (or their contract manufacturers), who package our accessory products “in box” with their branded products. Some of our customers also purchase certain of our products and offer them for sale as stand-alone accessories to complement their product offerings.

We primarily ship our retail distribution products directly to customers from one of our distribution centers located in the U.S. We may also ship certain retail products directly to some larger retailers. We continue to invest in and build out a distribution network for retail products as we expect this part of our business to grow in the future. The retail distribution network is responsible for placing products with major retailers for consumption both in store and online.

Distribution Hubs for Customers

We have arrangements with certain customers’ distribution hubs. These arrangements obligate us to supply our products to our customers’ distribution hubs where their products are manufactured, kitted, and/or warehoused pending sale, and where our products are packaged “in box” with the distribution customers’ products. The product quantities we are required to supply to each distribution hub are based on the distribution customer’s purchase orders and forecasts. We do not recognize revenue for product shipped to a customer’s hub until we have been notified by our customer that our product has been withdrawn or used by the distribution hub. Hub arrangements have had the general effect of providing financing for our customers’ inventory purchases by extending the time between our placement of orders to our suppliers in order to ship and supply the hubs and the time that we are able to recognize revenue. The corollary effect is an increase in our inventory levels.

Third-Party Warehouses

We also have arrangements with third-party warehouses in the U.S. to store, manage and ship our retail products. We do not recognize revenue for retail products shipped to any of these warehouses until the product has been shipped to the end-user customer.

Product Supply

Manufacturing

The manufacture of custom carrying cases and other carry and protective solutions generally consists of die cutting fabrics and heat sealing, gluing, sewing, and affixing logos to the cut-outs by means of silk screening, hot-stamping, embroidering or embossing. The principal materials used in the manufacture of our products are vinyl, nylon, leather, metal and plastic parts (for clips, buckles, loops, hinges and other hardware), foam padding and cardboard, all of which are obtained from suppliers based on our specifications.

The manufacture of smart furniture consists of laser cutting, punching, welding and powder coating the various parts and finished product, including lamination, board cutting and drilling for certain products. The main materials used include particle board, engineered wood composite, tempered glass and metal. The manufacture of certain other retail products includes mold creation and assembly and uses various plastics and light components.

We do not believe that any of the component materials or parts used in the manufacture of our products are supply constrained. We believe that there are adequate available alternative sources of supply for all of the materials used to manufacture, package, and ship our products.

Dependence on Sourcing Agent

We have a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that Forward China acts as our exclusive buying agent for the products we sell. Forward China also arranges for sourcing, manufacture and exportation of such products. We purchase products at Forward China’s cost and pay them a service fee calculated at $100,000 monthly plus 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The Supply Agreement has been extended to October 22, 2023. Terence Wise, our Chairman, Chief Executive Officer and largest shareholder, is the owner of Forward China. See “Item 1A. – Risk Factors” regarding our dependence on Forward China.

Suppliers

We procure substantially all our distribution OEM and distribution products from independent suppliers in China through Forward China. Depending on the product, we may require several different suppliers to furnish component parts or pieces. We place orders for particular products and do not have minimum supply requirement agreements to guarantee a supply of finished product, nor have we made purchase commitments to purchase minimum amounts. However, from time to time, we may order products in advance of receiving a customer purchase order, or in quantities in excess of those forecasted to us by our customer, for which they are contractually obligated to us, in order to meet our customers’ anticipated delivery demands.

There are very few suppliers required for the design segment of the business as it is a service-based business. We do, however, purchase supplies and equipment to develop prototypes required or “mock-ups” for design and development projects. Design business suppliers are predominantly based in the United States.

Quality Assurance

Forward’s quality assurance manager oversees the process to ensure that our distribution products manufactured in China meet our quality assurance standards. He independently verifies and supervises the inspection of products provided by independent contractors in China. In July 2015, Forward China received its ISO 9001:2008 quality certification, which was renewed and is valid until July 2024.

Our design business follows general industry standard practices for review and corrective actions related to its design services. There are no independent quality assurance standards in place for its design and engineering work. Customer specifications and scope of services are laid out in the project contracts and we work closely with the customer to identify and correct any quality issues that arise.

Competition

Distribution Business

Our OEM and retail distribution businesses are highly competitive in terms of product pricing, design, delivery terms, and customer service. In the production of our distribution products, we compete with numerous U.S. and foreign producers and distributors. Some of our competitors are substantially larger than we are and have greater financial and other resources. We believe that we sustain our competitive position through maintenance of an effective product design capability, rapid response time to customer requests for proposals and product shipment, reliable product delivery and product quality, and competitive pricing. We believe that our ability to compete based on product quality assurance considerations is enhanced by Forward China’s local presence, quality control, shipment capabilities and expertise in sourcing.

Design and Engineering Business

The depth and breadth of the services offered and industries served by our design segment are unique. Our management team is aware that there are very few competitive firms that have the full set of capabilities that our design segment has under one roof. There are, however, numerous design and engineering companies that compete with us in specific industries and/or with specific targeted skills or competitive advantages.

Human Capital/Employees

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to:

•	develop talent to prepare them for critical roles and leadership positions for the future;
•	reward and support employees through competitive pay and benefits;
•	enhance our culture through efforts aimed at making the workplace more engaging and inclusive;
•	acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce.

None of our employees are covered by a collective bargaining agreement. As of November 30, 2021, we employed approximately 90 employees. We hire consultants on an as-needed basis.

Regulation and Environmental Protection

Our retail and OEM distribution businesses are subject to various regulations in various jurisdictions, including the U.S. and member states of the European Union, that restrict the use or importation of products manufactured with compounds deemed to be hazardous. We work with our suppliers to ensure compliance with such regulations. In addition, from time to time, one or more customers may require testing of our products to ensure compliance with applicable consumer safety rules and regulations or the customer’s safety or packaging protocols. Because we do not manufacture the products that we sell and distribute, compliance with federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, any direct material effect upon our capital expenditures, earnings, or competitive position. However, compliance with such laws and regulations on the part of our suppliers may result in increased costs of supply to us, particularly if domestic environmental regulations in China become more prevalent.

We have not been engaged in any environmental litigation or incurred any material costs related to compliance with environmental or other regulations. From time to time, we incur chemical and/or safety laboratory testing expenses in order to address customer requests regarding our product materials or method of manufacture or regarding their packaging methods and standards.

There are no specific regulatory or environmental requirements imposed upon the design segment of our business. As a paid service provider, customers are assisted in securing regulatory certifications including UL (Underwriters Laboratories – a U.S. based safety certification organization), FCC (Federal Communications Commission – U.S. governmental certification department for electronic goods), CE (Conformité Européenne – a European certification for health, safety and environmental protection standards) and others depending on needs, product types and locations of customers’ product markets.

Available Information

Our corporate website is www.ForwardIndustries.com. On our website under “Investors” "SEC Filings", we make available access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), free of charge. The contents of the website are not incorporated into this filing.

ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to purchase or sell stock in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

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

The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. We continue to permit employees to work remotely, which subjects the Company to increased cybersecurity risks and may reduce workplace efficiency. As the availability of vaccines increased and COVID-19 case rates diminished, we gradually re-opened our offices. We continue to employ additional safety measures in our offices, including enhanced cleaning and sanitation, mask wearing, suspending international business travel for our employees and limiting domestic business travel, limiting external guests visiting our offices, and holding most meetings and events virtually. Local conditions may require us to move back under more restrictive guidelines, which could include mandatory remote work and additional safety measures. Given the continually evolving situation, including new variants, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus.

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

During Fiscal 2021, we generated an operating loss and negative cash flow from operations. We cannot assure you that we will regain profitability in the future.

In Fiscal 2021, we generated an operating loss of approximately $765,000 and had net cash used in operating activities of approximately $528,000. We can provide no assurance that we will not continue to experience operating losses. In addition to our $1,300,000 commercial line of credit (the “Line of Credit”), none of which has been utilized as of the date of this report, Forward China holds a $1,600,000 note which is due December 31, 2022. Forward China, which is owned by our Chief Executive Officer and Chairman of the Board, has previously agreed to extend this note numerous times to assist the Company with its liquidity resources. We cannot provide you with any assurance that Forward China will continue to grant us extensions on this note. If we cannot generate sufficient revenues to operate profitably, we may be forced to cease, limit or suspend operations, or we may be required to raise capital to maintain or grow our operations. There is no assurance that we will be able to raise such capital and if so on terms that are not onerous and dilutive to the Company and its shareholders. While we believe that our existing cash resources are sufficient to support our growth strategy, there can be no assurances that our growth strategy will be successful or that we will earn a return on these investments.

Our OEM distribution business remains highly concentrated in our diabetic products line. If our diabetic products line were to suffer the loss of a principal customer or a material decline in revenues from any such large customer, our business would be materially and adversely affected.

Revenues from diabetic products accounted for 86% of our OEM distribution net revenues in Fiscal 2021. As a result, our financial condition and results of operations are subject to higher risk from the loss of a major diabetic products customer or changes in their business practices. For example, in 2018 a new diabetes monitoring product was brought to the market which does not use a carrying case. If our customers use new solutions in their diabetes product lines that do not use carrying cases, our business would be materially and adversely affected.

The loss of any of, or a material reduction in orders from, our largest customers would materially and adversely affect our results of operations and financial condition.

Our OEM distribution business is and has been characterized by a high degree of customer concentration. Our four largest distribution customers accounted for 85% and 83% of OEM distribution net revenues in Fiscal 2021 and Fiscal 2020, respectively. Although we continue our efforts to diversify our business, we cannot provide any assurance that we will be successful. The loss of any of these customers would have a material adverse effect on our financial condition, liquidity and results of operations.

If any one or more of our OEM distribution customers elect to reduce or discontinue inclusion of cases “in box”, our results of operations and financial condition would be materially and adversely affected.

The predominant percentage of our OEM distribution revenues is derived from sales of case accessories to our OEM customers who package our cases “in box” with their electronics. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to healthcare providers and patients. Any measures to restrict healthcare spending could result in decreased sales of our products. If one or more of our distribution customers reduce or discontinue the practice of including carry case accessories “in box” or if our customers experience reduced demand for their products as a result of political changes, we may incur a significant decline in our revenues and our results of operations and financial condition would be materially and adversely affected.

Rising threats of international tariffs, including tariffs applied to goods between the U.S. and China, may materially and adversely affect our business.

Rising threats of international tariffs, including tariffs applied to goods traded between the U.S. and China, could materially and adversely affect our business and results of operations. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials and products. More specifically, throughout 2020 and 2019, the U.S. and China imposed tariffs or announced proposed tariffs to be applied in the future to certain of each other’s exports. As of the date of this report, the Company had not been directly affected by any tariffs previously implemented by former President Trump on the medical technology industry. However, we do not know if the new administration will implement any. If any such tariffs or any restrictions are imposed on products that we import to our customers, we would be required to raise our prices, which may result in the loss of customers and harm our business. Additionally, some of our non-diabetic distribution customers and customers in the design and development business have been affected by these tariffs, specifically those who manufacture electronic products. This may cause these customers to reduce the amount of discretionary spending they use on outsource product design and engineering services supplied by our design segment.

Changes in political conditions in China and changes in the state of China-U.S. relations, including any tensions relating to potential military conflict between China and Taiwan, are difficult to predict and could adversely affect the operations or financial condition of the Company. In addition, because of our involvement in the Chinese market, any deterioration in political or trade relations might cause a public perception in the U.S. or elsewhere that might cause our business to become less attractive. Such an impact could adversely affect our revenues and cash flows.

We continue to encounter pressure from our largest OEM distribution customers to maintain or even decrease prices, or to supply lower priced carry solutions, and expect such pressure to persist. The effects of such price constraints on our business may be exacerbated by inflationary pressures that affect our costs of supply.

During Fiscal 2021, we continued to experience significant pricing pressure from our largest OEM distribution customers to reduce the prices we charge them. When we are unable to extract comparable concessions from our suppliers on prices they charge us, our product sales margins erode. In addition, competitors may reduce their average selling prices faster than we are able to reduce costs, which can also accelerate the rate of decline of our selling prices.

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

Increasingly, our OEM distribution customers are requesting that we enter into supply agreements with them that have restrictive terms and conditions. These agreements typically include provisions that increase our financial exposure, which could result in significant costs to us.

Increasingly, our OEM distribution customers are requesting that we enter into supply agreements with them. These agreements typically do not include volume commitments but do include provisions that generally serve to increase our exposure for product liability and limited sales returns, which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which could materially adversely affect our cash flow, business, financial condition, and results of operations.

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

Our OEM distribution business has benefited from customers deciding to outsource their carry and protective solutions assembly needs to us. If our OEM distribution customers choose to provide these services in-house or select other providers, our OEM distribution business could suffer.

Our future OEM distribution revenue growth partially depends on new outsourcing opportunities from our OEM distribution customers. Current and prospective customers continuously evaluate our performance against other providers. They also evaluate the potential benefits of manufacturing their products themselves. To the extent that outsourcing opportunities are not available either due to these customers deciding to produce these products themselves or to use other providers, our financial results and future growth could be materially adversely affected.

If we are unable to provide our customers with high-quality products and service or if we are unable to deliver our products and/or service to our distribution customers in a timely manner, our business, financial condition, and results of operations may be materially adversely affected.

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

If our design teams fail to complete a project in a timely manner, miss a required performance standard, or otherwise fail to adequately perform on a project, then we may incur a loss on that project.

Our design engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date and/or at a fixed fee. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from government inaction, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability on that project. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

Our results of operations could suffer if we are not able to maintain adequate utilization of our workforce.

The cost of providing our design services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our operating units;

•	our ability to engage employees in assignments during natural disasters or pandemics;

•	our ability to manage attrition;

•	our need to devote time and resources to training, business development, professional development, and other non-chargeable activities; and

•	our ability to match the skill sets of our employees to the needs of the marketplace.

If we over-utilize our workforce, our employees may become disengaged, which could impact employee attrition. If we under-utilize our workforce, our profit margin and profitability could suffer.

Employee or agent misconduct, or our failure to comply with anti-bribery and other laws or regulations, could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees or agents could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. For example, as previously noted, the FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct. However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees or agents. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

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

Because our revenues are highly concentrated in a few large customers, and because the volumes of these customers’ order flows to us can fluctuate markedly in a short period of time, our quarterly revenues, and consequently our results of operations, may be highly variable and subject to significant changes over a relatively short period of time. Our largest OEM distribution customers may keep consumer products with which our carry solutions are packaged “in-box” in active promotion for many months, or for a very short period of time, depending on various factors, including sales trends for the product, product development cycles, new product introductions, and our customers' competitors' product offerings. As demand for the consumer product relating to the in-box program matures and decreases, we may be forced to accept significant price and/or volume reductions in customer orders for our carry solutions, which will adversely affect revenues. Additionally, our large design and development customers may have their budgets limited from many factors including economic declines (resulting from a pandemic or any other reason) causing discretionary budgets to decline or may from-time-to-time choose to do their development work in-house. All of these factors tend to lead to a high degree of variability in our quarterly revenue levels. Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, their orders or engagement from us by amounts that are material to our business.

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

Contract manufacturing firms are performing manufacturing, assembly, and product packaging functions, including the bundling of our product accessories with the OEM distribution customer's product. As a consequence of this business practice, we often sell our carry solutions products directly to the contract manufacturing firm. This is particularly significant in the case of diabetic product sales to certain customers. In these cases, we invoice the contract manufacturing firm and not the OEM distribution customer. Therefore, it is the contract manufacturing firm to which we must look for payment in such cases and not our OEM distribution customer. If we fail to receive payment from the contract manufacturer, our ability to be paid for products already delivered would be limited. In such event, our results of operations and cash flows will be adversely affected.

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

To the extent that there are disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination as a result of labor disputes, work-rules related slowdowns, tariff or World Trade Organization-related disputes, piracy, physical damage to port terminal facilities or equipment caused by severe weather or terrorist incidents, congestion in port terminal facilities, inadequate equipment to load, dock and offload container vessels or energy-related tie-ups or otherwise, or for other reasons, product shipments to our customers will be delayed. For example, in March 2021, a container ship carrying some of our products was stuck in the Suez Canal for six days. Although this accident did not have a material adverse effect on our business, there is no assurance that, if it happened again, that it would not. In any such case, our customers may cancel or change the terms of its purchase order, resulting in a cancellation or delay of payments to us. A closure or partial closure of port facilities or other causes of delays in the loading, importation, offloading or movement of our products to the shipping destination agreed to with our customer could result in increased expenses, as we try to avoid such delays, delayed shipments or cancelled orders, or all of the above. Depending on the severity of such consequences, this may have an adverse effect on our financial condition and results of operations.

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

We may experience issues with products that we source or develop that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for products, decreased willingness by retailer customers to purchase our products, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other companies not affected by similar issues with products, any of which could have a significant adverse effect on our financial condition and results of operations. Although the Company does provide only limited warranties and carries product liability insurance, we can provide no assurance that customers will not seek damages beyond what we warranty or beyond our insurance coverage. Although we have not had significant claims for damages or losses from the products we distribute, any uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, prospects, results of operations or financial condition.

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

Our future depends, in part, on our ability to attract and retain key sales personnel and the continued contribution of our executive officers including Terence Wise, our Chief Executive Officer, who would be difficult to replace. Our design and development business is highly labor intensive and, therefore, our ability to attract and retain professional and technical staff is an important factor in our future success. The market for qualified engineers is competitive and, from time to time, it may be difficult to attract and retain qualified individuals with the required expertise within the timeframe demanded by our clients. The loss of the services of any of our key personnel and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

Terence Wise, our Chairman and Chief Executive Officer, is a significant shareholder who beneficially owns approximately 17% of the outstanding shares of our common stock as of September 30, 2021. Mr. Wise has substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. In addition, such influence by Mr. Wise could have the effect of discouraging potential business partners or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to increase revenue in each succeeding quarter and achieve and thereafter maintain profitability;
•	Our failure to meet our revenue and earnings guidance or our failure to meet financial analysts’ performance expectations;
•	The loss of Forward China as our agent;
•	Cybersecurity breaches;
•	The loss of customers or our failure to attract more customers;
•	Creditworthiness and solvency of clients;
•	Loss of key employees;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	An adverse court ruling or regulatory action;
•	Changes in regulatory practices, including tariffs and taxes;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of any financing or a change in the direction of our business;
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

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

Our common stock trades on Nasdaq. Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. At December 10, 2021, our closing price was $1.81. If we fail to meet these continued listing requirements, Nasdaq may take steps to delist our common stock. If our common stock is delisted from The Nasdaq Capital Market, we could face significant material adverse consequences, including:

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

From time to time, we may receive inquiries from regulators regarding our compliance with laws and other matters. In 2019, we incurred significant expenses responding to an SEC investigation into potential insider trading by certain insiders of the Company. Although that investigation has concluded, responding to, or defending other such actions would cause us to continue to incur substantial expenses and divert our management’s attention.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.        PROPERTIES

We lease all properties where our business is operated. We believe that these properties are adequate for the purposes for which they are used. All leases are with unaffiliated third parties. We believe that the loss of any lease would not have a material adverse effect on our operations, as we believe that we could identify and lease comparable facilities upon approximately equivalent terms. The following properties which are material to the Company’s business are described below:

We lease 14,000 square feet in Hauppauge, New York for our executive offices and IPS, which we rent under a lease agreement scheduled to expire in 2027. The lease has annual escalations and rent payments were $30,000 per month during Fiscal 2021.

We lease 11,000 square feet in Coon Rapids, Minnesota for Kablooe, which we rent under a lease agreement scheduled to expire in June 2026. The lease has annual escalations and rent payments were $10,000 per month during Fiscal 2021.

ITEM 3.        LEGAL PROCEEDINGS

On August 21, 2020, IPS was named a third-party defendant in a patent dispute claim currently pending in the U.S. District Court for the Eastern District of New York. The complaint, which contains no specific amount of claimed monetary damages, asserts that certain intellectual property was misappropriated by IPS and one of its former employees.  In October 2021, the Court ruled that the misappropriation claim was invalid. The remaining allegation is that IPS breached a non-disclosure agreement with a party to the case. IPS denies the allegations, believes the action is without merit and intends to vigorously defend it. The Company has filed a motion to dismiss.

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. As of September 30, 2021, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The principal market for our common stock is Nasdaq. Our common stock is traded under the symbol “FORD”.

On December 10, 2021, the closing price for our common stock was $1.81.

Holders of Common Stock

At November 30, 2021, there were approximately 70 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Cautionary statement regarding Forward-Looking Statements

This report includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	Expectations regarding growth in retail;

•	Plans on repaying outstanding debt obligations;

•	Liquidity

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

The acquisition of Kablooe took place in August 2020 and its results of operations have been included in our condensed consolidated financial statements since the acquisition date. Accordingly, our results of operations for Fiscal 2021 include Kablooe’s results of operations for 12 months, while our results of operations for Fiscal 2020 include Kablooe’s results of operations for approximately six weeks. Key terms of the acquisition are described in Note 3 to the consolidated financial statements.

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

Additionally, see Part I, Item 1A “Risk Factors” for a description of the material risks we currently face in connection with COVID-19.

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

Critical Accounting Policies and Estimates

We have identified the accounting policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The discussion below is not intended to be comprehensive. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management’s judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion of the applications of these and other accounting policies, see “Item 8. Financial Statements and Supplementary Data” in this Annual Report. The preparation of our consolidated financial statements requires us to make estimates and assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition

OEM and Retail Distribution Segments

We generally recognize revenue in our OEM and retail distribution segments when: (i) finished goods are shipped to our customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. When we receive consideration before achieving the criteria previously mentioned, we record a contract liability, which is classified as a component of deferred income in the accompanying consolidated balance sheets. The OEM distribution segment had no contract liabilities at September 30, 2021, 2020 or 2019. The retail distribution segment had contract liabilities of $0, $75,000 and $0 at September 30, 2021, 2020 and 2019, respectively.

Design Segment

We apply the “cost to cost” and “right to invoice” methods of revenue recognition to the contracts with customers in the design segment. The design segment typically engages in two types of contracts: (i) time and material and (ii) fixed price contracts. We recognize revenue over time on our time and material contracts utilizing a “right to invoice” method. Revenues from fixed price contracts that require performance of services that are not related to the production of tangible assets are recognized by using cost inputs to measure progress toward the completion of its performance obligations or the “cost to cost” method. Revenues from contracts that contain specific deliverables are recognized when the performance obligation has been satisfied or the transfer of goods to the customer has been completed and accepted.

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying consolidated balance sheets. The design segment had contract assets of $693,000, $649,000 and $611,000 at September 30, 2021, 2020 and 2019, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying consolidated balance sheets. The design segment had contract liabilities of $188,000, $410,000 and $220,000 at September 30, 2021, 2020 and 2019, respectively.

Business Combinations

We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and developed technology, discount rates and terminal values. Our estimate of fair value is based upon assumptions believed to be reasonable, but actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Segment Reporting

We have three reportable segments: OEM distribution, retail distribution and design. The OEM distribution segment sources and distributes carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices directly to OEMs or their contract manufacturers. The retail distribution segment sources and sells smart-enabled furniture and a variety of other products through agreements with various retailers, both in stores and through online retailer websites. The design reportable segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services.

Our chief operating decision maker (“CODM”) regularly reviews revenue and operating income for each segment to assess financial results and allocate resources. For our OEM and retail distribution segments, we exclude general and administrative and general corporate expenses from their measure of profitability as these expenses are not allocated to the segments and therefore not included in the measure of profitability used by the CODM. For the design segment, general and administrative expenses directly attributable to that segment are included in its measure of profitability as these expenses are included in the measure of its profitability reviewed by the CODM. We do not include intercompany activity in our segment results to be consistent with the information that is presented to the CODM (see Note 16 to the consolidated financial statements).

Goodwill and Intangible Assets

We review goodwill for impairment at least annually, or more often if triggering events occur. We have two reporting units with goodwill (IPS and Kablooe) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not need to perform a quantitative impairment test for the reporting unit. If we cannot support such a conclusion or do not elect to perform the qualitative assessment, then we will perform the quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. During Fiscal 2020, we recorded an impairment charge related to goodwill (See Note 4 to the consolidated financial statements). There were no impairment charges in Fiscal 2021.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13 “Fair Value Measurement – Disclosure Framework (Topic 820)” to improve the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We adopted this guidance in the first quarter of Fiscal 2021 with no material impact to our consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)” to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. The pronouncement is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. We adopted this guidance in the first quarter of Fiscal 2021 with no material impact to our consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that provides clarity to and amends earlier guidance on this topic and would be effective concurrently with the adoption of such earlier guidance. This pronouncement is effective for us for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. We are currently evaluating the effects of this pronouncement on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)” addressing customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs are required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance in the first quarter of Fiscal 2021 with no material impact to our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions to the general principles in Topic 740 and provides consistent application of U.S. GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of this pronouncement on our consolidated financial statements.

RESULTS OF OPERATIONS FOR FISCAL 2021 COMPARED TO FISCAL 2020

Consolidated Results

The table below summarizes our consolidated results of operations for Fiscal 2021 as compared to Fiscal 2020:

	Consolidated Results of Operations
	Fiscal 2021	Fiscal 2020	Change ($)	Change (%)
Net revenues	$39,022,000	$34,478,000	$4,544,000	13.2%
Cost of sales	30,888,000	27,839,000	3,049,000	11.0%
Gross profit	8,134,000	6,639,000	1,495,000	22.5%
Sales and marketing expenses	2,503,000	1,951,000	552,000	28.3%
General and administrative expenses	6,396,000	5,655,000	741,000	13.1%
Goodwill impairment	–	1,015,000	(1,015,000)	(100.0%	)
Loss from operations	(765,000)	(1,982,000)	1,217,000	(61.4%	)
Other expense, net	(1,289,000)	(216,000)	(1,073,000)	496.8%
Income tax provision	–	9,000	(9,000)	(100.0%	)
Consolidated net income/(loss)	$524,000	$(1,775,000)	$2,299,000	(129.5%	)

Net revenues increased 13.2% from Fiscal 2020 to Fiscal 2021. The timing of the Kablooe acquisition in August 2020 accounted for $2,059,000 of the increase, with the majority of the remaining increase due to the growth of the retail business.

Gross profit increased 22.5% from Fiscal 2020 to Fiscal 2021 and gross margin increased from 19.3% to 20.8% in the same period. The increase in gross profit was primarily attributable to the increase in revenues resulting from the Kablooe acquisition in August 2020 and retail sales. The improvement in gross margin was due to higher margins in the design segment, partially offset by pricing pressures in the OEM segment and higher cost of products in the retail segment.

Sales and marketing expenses increased 28.3% from Fiscal 2020 to Fiscal 2021. The increase was primarily due to higher advertising costs and sales commissions as we continue to expand our retail segment. Sales and marketing as a percentage of revenues increased to 6.4% in Fiscal 2021 from 5.7% in Fiscal 2020.

General and administrative expenses increased 13.1%, from Fiscal 2020 to Fiscal 2021. The increase was driven by several factors including $836,000 of additional expenses resulting from Kablooe, which was acquired in August 2020 and a $583,000 increase in bad debt expense. These increases were partially offset by a $327,000 decrease in impairment charges (see Note 6 to the consolidated financial statements), lower personnel and Board of Director expenses resulting from the cost-cutting measures taken in the third quarter of Fiscal 2021, a reduction in severance costs and lower professional fees. General and administrative expenses remained consistent at 16.4% of revenues in Fiscal 2021 and Fiscal 2020.

We reported other income of $1,289,000 in Fiscal 2021 as compared to $216,000 in Fiscal 2020. The increase is due to the $1,357,000 forgiveness of note payable related to the Paycheck Protection Program loan (“PPP loan”) and an increase in interest income on a note receivable from a customer which was fully reserved for in Fiscal 2019. These increases in other income were partially offset by a decrease in fair value adjustments associated with acquisition related liabilities (see Note 6 to the consolidated financial statements).

In Fiscal 2021, we recorded no tax provision or benefit, and we generated income before income taxes of $524,000, primarily resulting from the $1,357,000 forgiveness of note payable related to the PPP loan. The forgiveness of the PPP loan will not be recognized as taxable income per the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In Fiscal 2020, we recorded a tax provision of $9,000, generated a loss before income taxes of $1,766,000 and had an effective tax rate of 0.5%.

We maintain significant net operating loss carryforwards and do not recognize a significant income tax provision or benefit as our deferred tax provision is typically offset by maintaining a full valuation allowance on our net deferred tax assets.

Consolidated basic and diluted earnings/(loss) per share was $0.05 and $(0.19) for Fiscal 2021 Fiscal 2020, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each segment as compared to the prior year. In Fiscal 2021, due to the growth of our retail division, we determined it to be a separate reportable segment. The Fiscal 2020 results of operations for each segment discussed below have been reformatted from what was previously disclosed to segregate the retail distribution segment and exclude general corporate expenses from segment operating income to show them as a reconciling item so that results are comparable to the current year presentation.

	Segment Results of Operations
	OEM Distribution	Retail Distribution	Design	Corporate Expenses	Consolidated
Fiscal 2021 revenues	$19,290,000	$3,183,000	$16,549,000	$–	$39,022,000
Fiscal 2020 revenues	19,726,000	1,026,000	13,726,000	–	34,478,000
Change	$(436,000)	$2,157,000	$2,823,000	$–	$4,544,000

Fiscal 2021 operating income/(loss)	$1,479,000	$(779,000)	$603,000	$(2,068,000)	$(765,000)
Fiscal 2020 operating income/(loss)	1,616,000	(337,000)	(378,000)	(2,883,000)	(1,982,000)
Change	$(137,000)	$(442,000)	$981,000	$815,000	$1,217,000

OEM Distribution

Net revenues in the OEM distribution segment declined 2.2% due to reduced revenues in the sale of diabetic products, partially offset by an increase in other product revenue. Revenues from diabetic products declined $649,000 and revenues from other products increased $213,000. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to represent a smaller portion of our OEM distribution revenue.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	Fiscal 2021	Fiscal 2020	Change ($)	Change (%)
Diabetic products	$16,588,000	$17,237,000	$(649,000)	(3.8%	)
Other products	2,702,000	2,489,000	213,000	8.6%
Total net revenues	$19,290,000	$19,726,000	$(436,000)	(2.2%	)

Diabetic Product Revenues

Our OEM distribution segment sources to the order of, and sells carrying cases for, blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits or, to a lesser extent, sells them through their retail distribution channels.

Revenues from diabetic products declined 3.8%, primarily due to lower revenues from one major diabetic customer, which resulted from their switch to a lower cost product, coupled with delays caused by supply chain constraints. Revenue declines from other major diabetic customers were less significant and were partially offset by an increase in revenue from all other diabetic products customers. As mentioned above, management believes that revenues from diabetic customers will continue to decline. Revenues from diabetic products represented 86% of net revenues for the OEM distribution segment in Fiscal 2021 compared to 87% in Fiscal 2020.

Other Product Revenues

Our OEM distribution segment also sources and sells cases and protective solutions for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products increased 8.6% due to the acquisition of new customers plus higher volume from certain existing customers. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our other products customer base. Revenues of other products represented 14% of our OEM distribution revenues in Fiscal 2021 as compared to 13% in Fiscal 2020.

Operating Income

Operating income for the OEM distribution segment declined $137,000, or 8.5%, from Fiscal 2020 to Fiscal 2021 and operating income margin declined to 7.7% in Fiscal 2021, compared to 8.2% in Fiscal 2020. These declines were driven primarily by lower sales revenue and a shift to lower-margin cases and pricing pressures on diabetic products from customers. The decline in gross margin from our diabetic products was partially offset by higher gross margins on the sale of other products in Fiscal 2021. We continue to work on expanding our product offerings to include higher margin products and enhancing our sales efforts to grow revenue and increase gross profit.

Retail Distribution Segment

Net revenues in the retail distribution segment increased $2,157,000 in Fiscal 2021 due to new product offerings and the continued expansion of our retail distribution network, revenue derived from new retail agreements as well as an increase in volume with certain existing retailers. In Fiscal 2020, $758,000 of retail distribution revenues were derived from the sale and sourcing of personal protective equipment, the result of demand caused by the pandemic, which did not recur in Fiscal 2021. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our retail product offerings.

Operating loss for the retail distribution segment increased $442,000 in Fiscal 2021. The increase in revenues was offset by higher cost of sales caused by supply chain issues and the elimination of the sale of personal protective equipment from Fiscal 2020, which generated higher gross margins. Selling and marketing expenses increased as well driven by higher sales commissions resulting from the increase in revenue.

Design Segment

Net revenues in the design segment increased $2,823,000, or 20.6%. The increase in revenues was primarily due to the $2,059,000 additional revenue generated by Kablooe, which was acquired in August 2020. Additional revenue from new and existing customers drove the balance of the increase, which was partially offset by declines in revenues from certain prior year customers.

Operating income/(loss) for the design segment improved $981,000, primarily due to the reduction of $1,342,000 of impairment charges from Fiscal 2020. Gross margin improvements driven by better utilization rates and the inclusion of a full year of Kablooe results were offset by additional general and administrative expenses relating to a $673,000 increase in bad debt expense and higher personnel costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At September 30, 2021, our working capital was $5,587,000 compared to $3,396,000 at September 30, 2020. The improvement in working capital was primarily due to the extension of the $1,600,000 note payable to Forward China to December 31, 2022. Our largest vendor is Forward China, a related entity, which is able to extend payment terms on outstanding liabilities when necessary (see Note 14 to the consolidated financial statements). We can provide no assurances that any such extension will be given if requested.

In an abundance of caution and to proactively conserve the Company’s cash flow, we implemented certain cost-cutting measures which became effective in April 2021. These cost-cutting measures included (i) our executive officers agreeing to a temporary pay cut and our Chief Executive Officer temporarily forgoing his base salary, (ii) a reduction in our head count and amounts paid to outside consultants and (iii) non-employee Board members agreeing to reduce their board fees.  These cost-cutting measures ended in June 2021 and compensation was returned to pre-existing amounts in July 2021. The Company estimates that these pay cuts and other reductions resulted in approximately $200,000 of cash savings in the third quarter of Fiscal 2021. The Company will reevaluate any future need for these or similar cost-cutting measures as business conditions warrant.  In light of these circumstances, the Compensation Committee of the Board of Directors deferred a recommendation for director equity compensation.  Therefore, in addition to cash savings, the resulting reduction in equity compensation lowered the Company’s non-cash expenses in the third and fourth quarters of Fiscal 2021.

At November 30, 2021, we had $1,200,000 cash on hand and $1,300,000 available under our line of credit which matures May 31, 2022. Additionally, Forward China holds a $1,600,000 promissory note which matures December 31, 2022 (see Note 14). Although this note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility as deemed necessary. We can provide no assurance that Forward China will extend the note again if we request an extension nor that any such credit facility will be available on terms acceptable to us or at all.

As discussed in Note 18 to the consolidated financial statements, on April 18, 2020, we entered into a PPP loan in an aggregate principal amount of $1,357,000. In December 2020, the Small Business Administration (“SBA”) approved our forgiveness request for this loan. There is a six-year period during which the SBA can review this forgiveness.

We anticipate that our liquidity and financial resources will be adequate to manage our operating and financial requirements until at least December 31, 2022. If we have the opportunity to make a strategic acquisition (as we have in the past with the acquisitions of IPS and Kablooe) or an investment in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity. If we seek to raise additional capital, there is no assurance that we will be able to raise funds on terms that are acceptable to us or at all.

Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

Cash Flows

During Fiscal 2021 and Fiscal 2020, our sources and uses of cash were as follows:

Operating Activities

During Fiscal 2021, cash used in operating activities of $528,000 resulted from an operating loss of $765,000, an increase in accounts receivable of $1,665,000, an increase in inventories of $787,000, a decrease in deferred income of $297,000 and the net change in other operating assets and liabilities of $223,000, partially offset by an increase in accounts payable and amounts due to Forward China of $2,306,000 and non-cash expenses of $903,000 related to depreciation, amortization, share-based compensation and bad debt expense.

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

Investing Activities

In Fiscal 2021, cash used for investing activities of $67,000 resulted from purchases of property and equipment.

In Fiscal 2020, cash used for investing activities of $390,000 resulted from the $322,000 net cash consideration for the Kablooe acquisition and purchases of property and equipment of $68,000.

Financing Activities

In Fiscal 2021, cash used in financing activities of $919,000 consisted of net repayments under our line of credit of $1,000,000, repayments of notes payable and finance lease liabilities of $187,000, partially offset by proceeds from stock options exercised of $268,000.

In Fiscal 2020, cash provided by financing activities of $485,000 consisted of $1,357,000 proceeds from the PPP loan and $32,000 in proceeds from stock options exercised, partially offset by net repayments of $300,000 on the line of credit, payments of $500,000 of deferred cash consideration and $104,000 in repayments on notes payable and finance leases.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting as of September 30, 2021 was effective based on that criteria.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of Fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2021. Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (https://forwardindustries.com/investors/governance/) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on the website address and location specified above.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2021.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2021.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2021.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2021.

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

Dated: December 16, 2021

FORWARD INDUSTRIES, INC.
By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 16, 2021	/s/ Terence Wise Terence Wise Principal Executive Officer and Director

December 16, 2021	/s/ Anthony Camarda Anthony Camarda Principal Financial Officer and Chief Accounting Officer

December 16, 2021	/s/ Howard Morgan Howard Morgan Director

December 16, 2021	/s/ Sangita Shah Sangita Shah Director
December 16, 2021	/s/ James Ziglar James Ziglar Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement by and among Forward Industries, Inc., Kablooe, Inc., Kablooe Design, Inc. and Tom KraMer dated August 17, 2020+	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	12/27/19	4.1
4.2	Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) (as amended and restated)	10-Q	5/13/21	4.1
10.1	2011 Long Term Incentive Plan, as amended	10-Q	2/14/19	4.3
10.2	2021 Equity Incentive Plan	8-K	12/23/20	4.1
10.3	Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-K	12/16/15	10.7
10.3(a)	Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.3(b)	Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.3(c)	Amendment No. 3 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-Q	5/15/19	10.1(c)
10.3(d)	Amendment No. 4 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-K	12/27/19	10.3(d)
10.3(e)	Amendment No. 5 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-K	12/17/20	10.2(e)
10.4	Form of Employment Agreement dated January 18, 2018+	8-K	1/18/18	10.1
10.4(a)	Form of Employment Agreement dated May 26, 2021*				Filed
10.5	Employment Agreement dated May 16, 2018 - Terence Wise*	10-Q	5/18/18	10.5
10.6	Employment Agreement between Forward Industries, Inc. and Anthony Camarda, dated June 26, 2020*	8-K	7/2/20	10.1
10.7	Paycheck Protection Program Term Note payable to TD Bank, N.A. dated April 18, 2020	8-K	4/22/20	10.1
10.8	Amended and Restated TD Bank Revolving Term Note dated September 28, 2018	8-K	10/2/18	10.1
10.9	TD Bank Modification Agreement dated September 28, 2018	8-K	10/2/18	10.2
21.1	List of Subsidiaries	10-K	12/17/20	21.1
23.1	Consent of Independent Registered Public Accounting Firm				Filed
31.1	CEO Certifications (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 ______________________

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and Subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) related to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Assessment of Going Concern

We identified the Company’s assessment of going concern as a critical audit matter. Auditing the Company’s assessment of going concern was complex and subjective due to the significant estimation and judgment used in forecasted cash flows. Specifically, the forecasted cash flows are sensitive to significant assumptions such as projected revenue and projected operating results, all of which are affected by the expected future market or economic conditions, including the effects of the global pandemic. In addition, the Company’s largest vendor and lender is a related entity, as disclosed in Note 14. This related entity has a history of extending payment terms to the Company, when necessary.

The primary procedures we performed to address this critical matter included the following:

•	Obtaining an understanding of and evaluating the Company’s process to develop forecasted cash flows, including significant assumptions used in developing forecasted cash flows as well as testing the completeness and accuracy of the underlying data used by the Company in its analyses.
•	Evaluating the reasonableness of the Company’s forecasted revenue, operating results, and cash flows by comparing those forecasts to underlying business strategies, including customer relationships and the Company’s ability to obtain new customers, and to historical results. In addition, we performed sensitivity analyses related to the key inputs used in the Company’s forecasted cash flows, including evaluating whether the changes in the assumptions would result in a material change in forecasted cash flows.
•	Evaluating management’s ability to accurately forecast future cash flows by comparing the Company’s historical forecasted sales, operating results and cash flow forecasts to actual results.
•	Obtaining written confirmation from the related entity regarding extension of payment terms of the related promissory note payable.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2011.

Melville, New York

December 16, 2021

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30
	2021	2020
Assets

Current assets:
Cash	$1,410,365	$2,924,627
Accounts receivable, net	8,760,715	7,602,316
Inventories, net	2,062,557	1,275,694
Prepaid expenses and other current assets	561,072	419,472

Total current assets	12,794,709	12,222,109

Property and equipment, net	167,997	215,323
Intangible assets, net	1,318,658	1,531,415
Goodwill	1,758,682	1,758,682
Operating lease right of use assets, net	3,743,242	3,512,042
Other assets	72,251	116,697

Total assets	$19,855,539	$19,356,268

Liabilities and shareholders' equity

Current liabilities:
Line of credit	$–	$1,000,000
Note payable to Forward China	–	1,600,000
Accounts payable	391,992	197,022
Due to Forward China	5,733,708	3,622,401
Deferred income	187,695	485,078
Current portion of notes payable	–	983,395
Current portion of finance lease liability	1,523	18,411
Current portion of earnout consideration	25,000	45,000
Current portion of operating lease liability	340,151	259,658
Accrued expenses and other current liabilities	527,974	615,401
Total current liabilities	7,208,043	8,826,366

Other liabilities:
Note payable to Forward China	1,600,000	–
Notes payable, less current portion	–	529,973
Operating lease liability, less current portion	3,559,053	3,359,088
Finance lease liability, less current portion	–	12,769
Earnout consideration, less current portion	45,000	45,000
Total other liabilities	5,204,053	3,946,830

Total liabilities	12,412,096	12,773,196

Commitments and contingencies

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 10,061,185 and 9,883,851 shares issued and outstanding at September 30, 2021 and 2020, respectively	100,612	98,838
Additional paid-in capital	19,914,476	19,579,684
Accumulated deficit	(12,571,645)	(13,095,450)

Total shareholders' equity	7,443,443	6,583,072

Total liabilities and shareholders' equity	$19,855,539	$19,356,268

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2021	2020

Revenues, net	$39,021,996	$34,478,358
Cost of sales	30,887,577	27,839,851
Gross profit	8,134,419	6,638,507

Sales and marketing expenses	2,503,518	1,950,704
General and administrative expenses	6,395,900	5,655,186
Goodwill impairment	–	1,015,000

Loss from operations	(764,999)	(1,982,383)

Gain on forgiveness of note payable	(1,356,570)	–
Fair value adjustment of earnout consideration	(20,000)	(350,000)
Fair value adjustment of deferred cash consideration	–	16,000
Interest income	(88,760)	(60,932)
Interest expense	171,957	174,962
Other expense, net	4,569	3,701
Income/(loss) before income taxes	523,805	(1,766,114)

Provision for income taxes	–	9,167

Net income/(loss)	$523,805	$(1,775,281)

Earnings/(loss) per share:
Basic	$0.05	$(0.19)
Diluted	$0.05	$(0.19)

Weighted average common shares outstanding:
Basic	9,950,094	9,583,441
Diluted	10,443,018	9,583,441

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	For the Fiscal Year Ended September 30, 2021
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2020	9,883,851	$98,838	$19,579,684	$(13,095,450)	$6,583,072

Share-based compensation	–	–	68,855	–	68,855
Stock options exercised	177,334	1,774	265,937	–	267,711
Net income	–	–	–	523,805	523,805

Balance at September 30, 2021	10,061,185	$100,612	$19,914,476	$(12,571,645)	$7,443,443

	For the Fiscal Year Ended September 30, 2020
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2019	9,533,851	$95,338	$18,936,130	$(11,320,169)	$7,711,299

Share-based compensation	–	–	245,154	–	245,154
Shares issued for Kablooe acquisition	300,000	3,000	366,900	–	369,900
Stock options exercised	50,000	500	31,500	–	32,000
Net loss	–	–	–	(1,775,281)	(1,775,281)

Balance at September 30, 2020	9,883,851	$98,838	$19,579,684	$(13,095,450)	$6,583,072

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2021	2020
Operating Activities:
Net income/(loss)	$523,805	$(1,775,281)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share-based compensation	68,855	245,154
Depreciation and amortization	327,290	271,973
Bad debt expense/(recovery)	506,469	(78,278)
Gain on forgiveness of note payable	(1,356,570)	–
Change in fair value of earn-out consideration	(20,000)	(350,000)
Change in fair value of deferred cash consideration	–	16,000
Goodwill impairment	–	1,015,000
Impairment of investment	–	326,941
Changes in operating assets and liabilities:
Accounts receivable	(1,664,868)	(733,228)
Inventories	(786,863)	333,133
Prepaid expenses and other current assets	(141,600)	30,542
Other assets	44,446	138,311
Accounts payable and due to Forward China	2,306,277	245,679
Deferred income	(297,383)	219,713
Net changes in operating lease liabilities	49,258	25,945
Accrued expenses and other current liabilities	(87,427)	(194,550)
Net cash used in operating activities	(528,311)	(262,946)

Investing Activities:
Purchases of property and equipment	(67,207)	(68,456)
Cash used in acquisition of Kablooe, Inc.	–	(352,628)
Cash acquired in acquisition of Kablooe, Inc.	–	31,024
Net cash used in investing activities	(67,207)	(390,060)

Financing Activities:
Proceeds from line of credit borrowings	150,000	900,000
Repayment of line of credit borrowings	(1,150,000)	(1,200,000)
Repayment of notes payable	(156,798)	(68,551)
Proceeds from note payable	–	1,356,570
Proceeds from stock options exercised	267,711	32,000
Repayments of finance leases	(29,657)	(35,199)
Payment of deferred cash consideration	–	(500,000)
Net cash (used in)/provided by financing activities	(918,744)	484,820

Net decrease in cash	(1,514,262)	(168,186)
Cash at beginning of year	2,924,627	3,092,813
Cash at end of year	$1,410,365	$2,924,627

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$154,510	$178,114
Cash paid for taxes	$8,389	$4,854

Supplemental Disclosures of Non-Cash Information:
Lease assets recorded	$565,590	$3,825,632
Lease liabilities recorded	$565,590	$3,906,391
Common stock issued in Kablooe acquisition	$–	$369,900
Fair value of Kablooe contingent earnout consideration	$–	$90,000

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        OVERVIEW

Business

Forward Industries, Inc. (“Forward”, “we”, “our”, or the “Company”), is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. Through its acquisitions of IPS and Kablooe, the Company has expanded its ability to design and develop solutions for our existing multinational client base and expand beyond the diabetic product line into a variety of industries with a full spectrum of hardware and software product design and engineering services.  In addition to our existing design and distribution of carry and protective solutions, primarily for handheld electronic devices, the Company is now a one-stop shop for design, development and manufacturing solutions serving a wide range of clients in the industrial, commercial and consumer industries. The Company’s previous principal customer market has been original equipment manufacturers, or “OEMs” (or the contract manufacturing firms of these OEM customers), that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company’s OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, smartphones, GPS location devices, tablets and firearms). The Company’s OEM customers are located in: (i) the Asia-Pacific region, which we refer to as the “APAC Region”; (ii) Europe, the Middle East, and Africa, which we refer to as the “EMEA Region”; and (iii) the geographic area encompassing North America, Central America and South America, which we refer to as the “Americas”. The Company does not manufacture any of its OEM products and sources substantially all of its OEM products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). See Note 14.

As a result of the expansion of the design development capabilities through its wholly-owned subsidiaries, IPS and Kablooe, the Company is now able to introduce proprietary products to the market from concepts brought to it from a number of different sources, both inside and outside the Company.

Liquidity

In Fiscal 2021, the Company generated net income of $524,000 and negative cash flow from operations of $528,000 . We believe our existing cash balance and working capital will be sufficient to meet our liquidity needs through at least December 31, 2022. Our largest vendor is Forward China, a related entity, which is able to extend payment terms on outstanding liabilities when necessary (see Note 14). We can provide no assurances that any such extension will be given if requested.

Impact of COVID-19

The outbreak of the COVID-19 virus continues to impact our results of operations. While the most significant impact was in Fiscal 2020, the virus continued to impact our results of operations in Fiscal 2021. The business shutdowns resulting from the pandemic disrupted our supply chain and the manufacture or shipment of our products and delayed the rollout of our retail products. Additionally, demand for our design and development services was reduced or delayed as a result of the pandemic as certain customers reduced discretionary spending. The risk of collecting accounts receivable is also enhanced as a result of the economic impact of COVID-19. While revenues for Fiscal 2021 increased as compared to Fiscal 2020, they were lower than anticipated due in part to the impact of COVID-19 and the resulting economic conditions. The impact of lower than anticipated revenue was further complicated by a significant increase in freight costs due to the global shipping container shortage caused in part by the pandemic.

Many government restrictions have been relaxed and the economy has continued to open in more jurisdictions. However, the emergence of new and transmittable variants of COVID-19 could lead to a possible resurgence of the virus, particularly in populations with low vaccination rates and has resulted in new restrictions in certain geographies and among certain businesses. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods. Refer to “Part I, Item 1A — Risk Factors” for a description of the material risks that the Company currently faces in connection with COVID-19.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Until the pandemic is fully controlled, we expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our design and development schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities and, where appropriate, taking advantage of opportunities to enhance our business growth and strategy. To help mitigate the impact of these challenging business conditions, we implemented cost-cutting initiatives including reducing executive pay and Board of Directors compensation for the three months ended June 30, 2021. See “Liquidity and Capital Resources” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of these cost-cutting measures.

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

The extent to which COVID-19 may impact our financial condition or results of operations is uncertain. As of the date of issuance of this report, we are not aware of any specific events or circumstances that would require us to update our estimates or judgments or adjust the carrying amount of our assets or liabilities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Forward Industries, Inc. and its wholly-owned subsidiaries (Forward US, Forward Switzerland, Forward UK, IPS and Kablooe). All significant intercompany transactions and balances have been eliminated in consolidation.

The acquisition of Kablooe took place in August 2020 and its results of operations have been included in our consolidated financial statements since the acquisition date. Accordingly, our results of operations for Fiscal 2021 include Kablooe’s results of operations for 12 months, while our results of operations for Fiscal 2020 include Kablooe’s results of operations for approximately six weeks. Key terms of the acquisition are described in Note 3.

Segment Reporting

The Company has three reportable segments: OEM distribution, retail distribution and design. The OEM distribution segment sources and distributes carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices directly to OEMs or their contract manufacturers. The retail distribution segment sources and sells smart-enabled furniture and a variety of other products through agreements with various retailers, both in stores and through online retailer websites. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services. See Note 16 for more information on segments.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (IPS and Kablooe) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform a quantitative impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will perform the quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying amount, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. See Note 4.

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

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no indications of impairment of intangible assets at September 30, 2021 or 2020.

Cash

The Company maintains its cash in bank and financial institution deposits in the United States (that at times may exceed federally insured limits of $250,000 per financial institution) and Switzerland. At September 30, 2021 and 2020, there were deposits totaling $805,000 (which includes $436,000 in a foreign bank) and $2,300,000 (which includes $770,000 in a foreign bank), respectively, held in excess of federally insured limits. Historically, we have not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers. The Company maintains an allowance for doubtful accounts, which is recorded as a reduction to accounts receivable on the consolidated balance sheets. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At September 30, 2021, the Company had allowances for doubtful accounts of $90,000 and $706,000 related to its OEM distribution segment and design segment accounts receivable, respectively. At September 30, 2020, the Company had allowances for doubtful accounts of $249,000 and $347,000 related to its OEM distribution segment and design segment accounts receivable, respectively. The Company did not have any allowance for doubtful accounts related to its retail distribution segment at September 30, 2021 or 2020.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise unsellable inventories to net realizable value. The allowance is established through charges to cost of sales in the Company’s consolidated statements of operations. As reserved inventory is disposed, the Company charges off the associated allowance. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2021 and 2020, the allowance for slow-moving inventory was $50,000 and $0, respectively.

Property and Equipment

Property and equipment consist of computer hardware and software, furniture, fixtures and equipment and are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for all property and equipment ranges from three to five years.

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

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At September 30, 2021, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. Our income tax provision or benefit is generally not significant due to the existence of significant net operating loss carryforwards.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

OEM and Retail Distribution Segments

The Company generally recognizes revenue in its OEM and retail distribution segments when: (i) finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying consolidated balance sheets. The retail distribution segment had contract liabilities of $0, $75,000 and $0 at September 30, 2021, 2020 and 2019, respectively. The OEM distribution segment had no contract liabilities at September 30, 2021, 2020 or 2019.

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

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying consolidated balance sheets. The design segment had contract assets of $693,000, $649,000 and $611,000 at September 30, 2021, 2020 and 2019, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying consolidated balance sheets. The design segment had contract liabilities at of $188,000, $410,000 and $220,000 at September 30, 2021, 2020 and 2019, respectively.

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers in net revenues and the related transportation costs in cost of sales.

Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in other expense in the accompanying consolidated statements of operations. The approximate net losses from foreign currency transactions were $5,000 and $3,000 for Fiscal 2021 and 2020, respectively. Such foreign currency transaction losses were primarily the result of euro denominated revenues from certain customers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain amounts in the accompanying Fiscal 2020 financial statements have been reclassified to conform to the Fiscal 2021 presentation.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement – Disclosure Framework (Topic 820)” to improve the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company adopted this guidance in the first quarter of Fiscal 2021 with no material impact to its consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2019, the FASB issued ASU 2019-08, “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)” to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. The pronouncement is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of Fiscal 2021 with no material impact to its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)” addressing customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs are required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance in the first quarter of Fiscal 2021 with no material impact to its consolidated financial statements.

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

At the date of acquisition, the consideration transferred consisted of cash, shares of Forward’s common stock, and contingent consideration based on the earnings performance of Kablooe over a five-year period. The acquisition date fair value of consideration transferred consisted of the following:

Cash at closing (1)	$353,000
Value of Forward's common stock (2)	370,000
Fair value of contingent earnout consideration (3)	90,000
Total Purchase Consideration	$813,000

 _________________

(1)	Cash paid by Forward at closing.
(2)	Forward issued 300,000 shares of its common stock valued at $1.23 per share, which represents the August 17, 2020 closing price of $1.37 per share, less an estimated 10% reduction in fair value related to restrictions that limit their marketability for a period of six months.
(3)	Fair value of the contingent consideration is measured using the Black-Scholes option pricing method. Contingent consideration is to be paid in cash only upon Kablooe meeting certain earnings milestones over a five-year period.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the acquisition date:

Cash	$31,000
Accounts receivable	96,000
Customer relationships (8 yr life)	340,000
Trademark (15 yr life)	110,000
Property and equipment	9,000
Other assets	9,000
Total identifiable assets acquired	595,000
Accounts payable	(22,000)
Accrued liabilities	(135,000)
Deferred revenue	(46,000)
Debt	(170,000)
Total liabilities assumed	(373,000)
Net identifiable assets acquired	222,000
Goodwill	591,000
Net assets acquired	$813,000

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

NOTE 4         INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	September 30, 2021			September 30, 2020
	Trademark	Customer Relationships	Total Intangible Assets	Trademark	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(125,000)	(531,000)	(656,000)	(86,000)	(358,000)	(444,000)
Net carrying amount	$460,000	$859,000	$1,319,000	$499,000	$1,032,000	$1,531,000

The Company’s intangible assets were acquired as a result of the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively, and relate to the design segment of our business. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and 8 years for the customer relationships. During Fiscal 2021 and Fiscal 2020, the Company recorded amortization expense related to intangible assets of $212,000 and $167,000, respectively, which is included in general and administrative expenses in the Company’s consolidated statements of operations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2021, estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter is as follows:

Fiscal 2022	$213,000
Fiscal 2023	213,000
Fiscal 2024	213,000
Fiscal 2025	213,000
Fiscal 2026	121,000
Thereafter	346,000
Total	$1,319,000

Goodwill

Goodwill represents the future economic benefits of assets acquired in a business combination that are not individually identified or separately recognized. The Company’s goodwill resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively. The goodwill associated with the IPS acquisition is not deductible for tax purposes, but the goodwill associated with the Kablooe acquisition is deductible for tax purposes. All of the Company’s goodwill is held under the design segment of our business.

During Fiscal 2020, the Company experienced triggering events that prompted the testing of its goodwill for impairment. Those triggering events included the reduction in fair value of the IPS contingent earn-out consideration discussed in Note 6 and revised revenue and operational projections for IPS for the later part of Fiscal 2020 and future periods. Based on these factors, the Company concluded that it was more likely than not that the fair value of the IPS reporting unit had declined below its carrying amount. The Company then calculated the fair value of this reporting unit using Level 3 inputs, which is a combination of asset-based, income and market approaches. The estimates and assumptions utilized in the estimated fair value calculation included discount rate, terminal growth rate, selection of peer group companies and control premium applied as well as forecasts of revenue growth rates, gross margins, operating margins, and working capital requirements. Any changes in the judgments, estimates, or assumptions used could produce significantly different results. The Company concluded the IPS reporting unit’s fair value was below its carrying amount by $1,015,000 and an impairment charge was recognized for this amount in Fiscal 2020. The Company performed the annual goodwill impairment test for Fiscal 2021 and determined there was no impairment.

NOTE 5         PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization are summarized in the table below:

	September 30,
	2021	2020
Computer hardware and software	$483,000	$488,000
Furniture and fixtures	159,000	149,000
Equipment	52,000	61,000
Property and equipment, cost	694,000	698,000
Less: accumulated depreciation and amortization	(526,000)	(483,000)
Property and equipment, net	$168,000	$215,000

Depreciation expense was $115,000 and $105,000 for Fiscal 2021 and Fiscal 2020, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6         FAIR VALUE MEASUREMENTS

The earnout consideration of $70,000 and $90,000 at September 30, 2021 and 2020, respectively, represents the fair value of the contingent earnout consideration related to the acquisition of Kablooe. The current and non-current portions of this liability are shown in the corresponding categories on the consolidated balance sheets at September 30, 2021 and 2020. During Fiscal 2021, the Company reduced this liability from $90,000 to $70,000 based on changes in the expected likelihood of Kablooe reaching the specified earnings targets. The IPS earnout consideration was adjusted down to $0 in Fiscal 2020 due to the low likelihood of IPS reaching the underlying earnings targets.

The following table presents the placement in the fair value hierarchy and summarizes the change in fair value of the earn-out consideration for Fiscal 2021 and Fiscal 2020:

		Fair value measurement at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Balance at September 30, 2019	$834,000	$–	$–	$834,000
Increase in fair value of IPS deferred cash consideration	16,000	–	–	16,000
Decrease in the fair value of IPS earnout consideration	(350,000)	–	–	(350,000)
Payout of IPS deferred cash consideration	(500,000)	–	–	(500,000)
Fair value of Kablooe earnout consideration	90,000	–	–	90,000
Balance at September 30, 2020	90,000	–	–	90,000
Decrease in fair value of Kablooe earnout consideration	(20,000)	–	–	(20,000)
Balance at September 30, 2021	$70,000	$–	$–	$70,000

The fair value of the Kablooe contingent earn-out consideration is measured on a recurring basis at each reporting date. The following inputs and assumptions were used in the Black-Scholes valuation model to estimate the fair value of the Kablooe earn-out consideration at September 30, 2021 and 2020:

	September 30,
	2021	2020
Volatility	40%	40%
Risk-free interest rate	0.3%	1%
Expected term in years	0.5-3.4	0.5-4.5
Dividend yield	–	–

During Fiscal 2019, the Company received common stock from a customer as compensation for services provided, which was recorded as a cost-method investment with an estimated fair value of $327,000. This initial fair value was based on a private placement round of common stock issued to third party private investors of the customer at a time close to the valuation date. Management determined that the inputs used to value the investment were observable, either directly or indirectly, and therefore classified as a level 2 valuation measurement.

In Fiscal 2019, the Company recorded bad debt expense of $1,626,000 to fully reserve accounts receivable deemed uncollectible from the same customer in which it is invested. In Fiscal 2020, the Company converted the amount outstanding from this customer into a non-negotiable secured promissory note with interest that accrues at a rate of 8% per annum and reclassified the related allowance for doubtful accounts to an allowance on the note receivable. The Company received $101,000 and $134,000 from this customer in Fiscal 2021 and Fiscal 2020, respectively, of which $89,000 and $61,000, respectively, was applied to past due interest and penalties and recorded as interest income, and $12,000 and $73,000, respectively, was applied to principal and recorded as a recovery of bad debt expense as a reduction of general and administrative expense.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During Fiscal 2020, as a result of the customer’s default on the promissory note, the impact of COVID-19, and performance of the business in which the Company is invested, including its inability to generate revenue, management concluded the investment was also impaired and it recorded an impairment charge of $327,000 to fully reserve the investment on the Company’s consolidated balance sheet at September 30, 2020. The impairment charge is included in general and administrative expenses on the consolidated statement of operations for Fiscal 2020.

The following table presents the placement in the fair value hierarchy and summarizes the change in fair value of the cost method investment during Fiscal 2020:

		Fair value measurement at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

September 30, 2019	$327,000	$–	$327,000	$–

Impairment of cost method investment	(327,000)	–	(327,000)	–

September 30, 2020	$–	$–	$–	$–

NOTE 7        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2021 and 2020 are as follows:

	September 30,
	2021	2020
Paid time off	$241,000	$296,000
Other payroll-related liabilities	199,000	178,000
Other	88,000	141,000
Total	$528,000	$615,000

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

“Blank Check” Preferred Stock

The Company is authorized to issue up to 4,000,000 shares of "blank check" preferred stock. The Board has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Of these shares, 100,000 shares have been authorized as the Series A Participating Preferred Stock. There were no shares of preferred stock issued or outstanding at September 30, 2021 or 2020.

Warrants

At September 30, 2021, the Company had 151,000 warrants outstanding and exercisable. The warrants have exercise prices ranging from $1.75 to $1.84 per share and have a weighted average exercise price of $1.80 per share. At September 30, 2021, 76,000 of these warrants have a remaining life of 2.3 years and 75,000 warrants have an expiration date 90 days after a registration statement registering common stock (other than pursuant to an employee benefit plan) is declared effective by the Securities and Exchange Commission.

Other Activity

In Fiscal 2020, the Company issued 300,000 shares of its common stock in connection with the Kablooe acquisition (see Note 3) and in Fiscal 2021 and Fiscal 2020, issued 177,000 and 50,000 shares, respectively, of its common stock pursuant to the exercise of stock options (see Note 9).

NOTE 9         SHARE-BASED COMPENSATION

2021 Equity Incentive Plan

In February 2021, shareholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which is administered by the Compensation Committee of the Board of Directors and authorizes 1,291,000 shares of common stock for grants of various types of equity awards to officers, directors, employees and consultants. Upon approval of the 2021 Plan, no additional awards were granted under the 2011 Long Term Incentive Plan (the “2011 Plan”), which expired according to its terms in March 2021. Shares authorized under the 2021 Plan include 1,000,000 new shares and 291,000 shares that remained available under the 2011 Plan. Awards which are forfeited or expire are eligible for regrant under the 2021 Plan. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted on the Nasdaq stock market on the grant date and the expiration date of option awards may not exceed 10 years. At September 30, 2021, there were 1,291,000 shares of common stock available for grants of equity awards under the 2021 Plan.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Long Term Incentive Plan

In March 2011, shareholders of the Company approved the 2011 Plan, which originally authorized 850,000 shares of common stock for grants of various types of equity awards to officers, directors, employees, consultants, and independent contractors. In February 2018, the shareholders of the Company approved an amendment to the 2011 Plan to increase the aggregate number of shares of the Company's common stock authorized for issuance under the 2011 Plan by 1,000,000 shares of common stock, from 850,000 shares of common stock to 1,850,000 shares of common stock. Forfeited awards were eligible for re-grant under the 2011 Plan. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted at the close on the Nasdaq Stock Market on the grant date. The Compensation Committee administered the 2011 Plan. Options generally expire five to ten years after the date of grant. Upon approval of the 2021 Plan, no additional awards were granted under the 2011 Plan, which expired according to its terms in March 2021.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions in the following table. The expected term represents the period over which the stock option awards are expected to be outstanding. The Company utilizes the simplified method to develop an estimate of the expected term of “plain vanilla” option grants. The expected volatility used is based on the historical price of the Company’s stock over the most recent period commensurate with the expected term of the award. The risk-free interest rate used is based on the implied yield of U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. The Company accounts for forfeitures in the period they occur.

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	Fiscal 2021	Fiscal 2020
Expected term (years)	–	2.5-3.0
Expected volatility	–	65%-79%
Risk free interest rate	–	0.15%-1.39%
Expected dividends	–	–

The Company made no grants of stock options or other equity awards in Fiscal 2021. In Fiscal 2020, the Company made the following option grants:

•	Options to non-employee directors to purchase an aggregate of 248,019 shares of its common stock at an exercise price of $1.13 per share. The options were granted in February 2020, vested one year from the date of grant, expire five years from the date of grant and had an aggregate grant date fair value of $145,000, which was recognized ratably over the vesting period.

•	Options to its Chief Executive Officer to purchase 180,395 shares of its common stock at an exercise price of $1.40 per share. These options were granted in September 2020, vested immediately, expire five years from the date of grant and had an aggregate grant date fair value of $100,000, which was fully recognized on the date of grant.

•	Options to an employee to purchase 27,329 shares of its common stock at an exercise price of $1.42 per share. These options were granted in August 2020, vest ratably over two years, expire five years from the date of grant and had an aggregate grant date fair value of $20,000, which is being recognized ratably over the vesting period.

The options granted during Fiscal 2020 had a weighted average grant date fair value of $0.58 per share. The Company recognized compensation expense for stock option awards of $69,000 and $245,000 during Fiscal 2021 and Fiscal 2020, respectively, in its consolidated statements of operations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During Fiscal 2021 and 2020, respectively, the Company issued 177,000 and 50,000 shares of its common stock pursuant to the exercise of stock options for aggregate cash proceeds of $268,000 and $32,000, which had an aggregate intrinsic value of $306,000 and $33,000.

At September 30, 2021, there was $4,000 of unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes stock option activity during Fiscal 2021:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Life (Yrs.)	Value
Outstanding at September 30, 2020	1,138,000	$1.49
Granted	–	$–
Exercised	(177,000)	$1.51
Forfeited	(1,000)	$1.67
Expired	(32,000)	$3.30
Outstanding at September 30, 2021	928,000	$1.43	2.8	$895,000

Exercisable at September 30, 2021	915,000	$1.43	2.8	$881,000

Options outstanding at September 30, 2021 have an exercise price between $1.13 and $1.67 per share.

NOTE 10      INCOME TAXES

The following table summarizes the Company’s consolidated provision/(benefit) for U.S. federal, state and foreign taxes on income:

	Fiscal 2021	Fiscal 2020
Current:
Federal	$–	$(4,000)
State	–	13,000
Foreign	–	–

Deferred:
Federal	(506,000)	414,000
State	(47,000)	82,000
Foreign	(146,000)	283,000
	(699,000)	788,000
Change in valuation allowance	699,000	(779,000)
Income tax provision/(benefit)	$–	$9,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax provision/(benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	September 30,
	2021	2020
Deferred tax assets
Net operating losses	$2,093,000	$1,812,000
Share-based compensation	175,000	180,000
Excess tax over book basis in inventory	43,000	20,000
Reserves and other allowances	569,000	155,000
Accrued compensation	15,000	70,000
Depreciation	–	31,000
Interest expense limitation	40,000	–
Other items	16,000	21,000
Total deferred tax assets	2,951,000	2,289,000

Deferred tax liabilities
Depreciation	(18,000)	–
Prepaid expenses	(131,000)	(58,000)
Intangible assets	(216,000)	(245,000)
481 Election (IPS)	–	(99,000)
Total deferred tax liabilities	(365,000)	(402,000)
Valuation allowance	(2,586,000)	(1,887,000)
Net deferred tax assets	$–	$–

The Company recorded a provision for income taxes which includes net expense of $0 and $9,000 in Fiscal 2021 and 2020, respectively. The Fiscal 2020 net expense of $9,000 includes state income tax expenses of $13,000, partially offset by a $4,000 refund of the remaining unused balance of alternative minimum tax (“AMT”) credits. Under the Tax Cuts and Jobs Act of 2017, AMT was repealed. The tax code in turn provided for a refund of the tax credits that existed on December 31, 2017 at a 50% rate in tax years 2018, 2019 and 2020, with any remaining credits being fully refundable in 2021. The CARES Act allowed corporations to immediately claim unused AMT credits on their 2019 tax return. State income tax expense was the result of taxable income in states where net operating loss carryforwards (“NOLs”) were not available.

At September 30, 2021, the Company had available net NOLs for U.S. federal income tax purposes of $7,220,000 and NOLs for state income tax purposes of $1,000,000. NOLs generated prior to 2018 expire beginning in 2031 while NOLs generated after 2018 have an indefinite carryforward period. The NOLs result in a deferred tax asset with respect to U.S. federal income taxes of $1,790,000. In addition, at September 30, 2021, the Company had available NOLs for foreign income tax purposes of $1,427,000, resulting in a deferred tax asset of $260,000, expiring through 2024. Total net deferred tax assets, before valuation allowance, were $2,586,000 and $1,887,000 at September 30, 2021 and 2020, respectively. Undistributed earnings of the Company's foreign subsidiaries are considered permanently reinvested; therefore, in accordance with U.S. GAAP, no provision for U.S. federal and state income taxes would result. In Fiscal 2021, Forward Switzerland had a net loss for tax purposes of $25,000 and Forward UK had net income for tax purposes of $10,000.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2021, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, including, among others, projections of future taxable income, current year NOL utilization and the extent of the Company's cumulative losses in recent years, the Company determined that, on a more likely than not basis, it would not be able to use remaining deferred tax assets, except with respect to the U.S. federal income taxes in the event the Company elects to effect repatriation of certain foreign source income of Forward Switzerland, which income is currently considered to be permanently reinvested and for which no U.S. tax liability has been accrued. Accordingly, the Company has determined to maintain a full valuation allowance against its net deferred tax assets. At September 30, 2021 and 2020, the valuation allowance was $2,586,000 and $1,887,000, respectively. In the future, the utilization of the Company's NOLs may be subject to certain change of control limitations. If the Company determines that it will be able to use some or all of its deferred tax assets in a future reporting period, the adjustment to reduce or eliminate the valuation allowance would reduce its income tax expense and increase after-tax income.

The significant elements contributing to the difference between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal 2021		Fiscal 2020
U.S. federal statutory rate	21.0%		21.0%
State tax rate, net of federal benefit	(8.3%	)	(1.9%	)
Foreign rate differential	(2.6%	)	(14.9%	)
Tax return to provision adjustments	(78.8%	)	(12.7%	)
Effect of state tax rate change	(7.8%	)	1.5%
Change in valuation allowance	129.9%		41.1%
State income taxes	0.0%		(0.7%	)
Permanent differences	(53.4%	)	(33.9%	)

Effective tax rate	0.0%		(0.5%	)

In December 2020, the Company received approval of its application for forgiveness of its note payable related to the Paycheck Protection Program (the “PPP loan”) in the aggregate principal amount of $1,357,000, which will not be recognized as taxable income pursuant to the CARES Act. Pursuant to the Consolidated Appropriations Act, 2021, which was enacted by Congress and signed into law by the President on December 27, 2020, all expenses utilizing funds from PPP loans will be deductible against taxable income.

At September 30, 2021 and 2020, the Company had not accrued any interest or penalties related to uncertain tax positions. It is the Company's policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations. For the periods presented in the accompanying consolidated statements of operations, no material income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2018 are closed to federal and state examination.

NOTE 11        EARNINGS/LOSS PER SHARE

Basic earnings/loss per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted loss per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of basic and diluted earnings/loss per share is as follows:

	For the Fiscal Years Ended
	September 30,
	2021	2020
Numerator:
Net income/(loss)	$524,000	$(1,775,000)

Denominator:
Weighted average common shares outstanding	9,950,000	9,583,000
Dilutive common share equivalents	493,000	–
Weighted average dilutive shares outstanding	10,443,000	9,583,000

Earnings/(loss) per share:
Basic	$0.05	$(0.19)
Diluted	$0.05	$(0.19)

There were no anti-dilutive securities excluded from the calculation of diluted earnings per share in Fiscal 2021. The following securities were excluded from the calculation of diluted earnings per share in Fiscal 2020 because their inclusion would have been anti-dilutive:

Fiscal 2020
Options	1,138,000
Warrants	151,000
Total potentially dilutive shares	1,289,000

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

In February 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $87,000 at September 30, 2021) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee. Forward Switzerland would be required to perform under the guarantee agreement only in the event that (i) a value added tax liability is imposed on the Company's revenues in The Netherlands; (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes; (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand; and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The initial term of the bank letter of guarantee expired February 28, 2011, but it renews automatically for one-year periods on February 28 of each subsequent year unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $436,000 at September 30, 2021). At September 30, 2021, the Company had not incurred a liability in connection with this guarantee.

Legal Proceedings

On August 21, 2020, IPS was named a third-party defendant in a patent dispute claim currently pending in the U.S. District Court for the Eastern District of New York. The complaint, which contains no specific amount of claimed monetary damages, asserts that certain intellectual property was misappropriated by IPS and one of its former employees.  In October 2021, the Court ruled that the misappropriation claim was invalid. The remaining allegation is that IPS breached a non-disclosure agreement with a party to the case. IPS denies the allegations, believes the action is without merit and intends to vigorously defend it. The Company has filed a motion to dismiss.

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. At September 30, 2021, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to its interests, the Company believes would be material to its business.

NOTE 13      LEASES

The Company’s operating leases are primarily for corporate, sales and administrative office space. Total operating lease expense in Fiscal 2021 was $611,000, of which $55,000 was recorded in sales and marketing expenses and $556,000 was recorded in general and administrative expenses on the consolidated statements of operations. Total operating lease expense in Fiscal 2020 was $562,000, of which $7,000 was recorded in sales and marketing expenses and $555,000 was recorded in general and administrative expenses on the consolidated statements of operations.  Cash paid for amounts included in operating lease liabilities in Fiscal 2021 and Fiscal 2020, which have been included in cash flows from operating activities, was $489,000 and $495,000, respectively.

The Company leases certain computer equipment through finance lease agreements expiring through July 2022. The net book value of assets under finance leases was $14,000 and $23,000 at September 30, 2021 and 2020, respectively. The remaining finance lease liability at September 30, 2021 was $2,000 and due to immateriality, no additional disclosures are made for finance leases.

At September 30, 2021, the Company’s operating leases had a weighted average remaining lease term of 9.3 years and a weighted average discount rate of 5.7%.

Future minimum payments under non-cancellable operating leases are as follows:

Fiscal 2022	$554,000
Fiscal 2023	554,000
Fiscal 2024	565,000
Fiscal 2025	531,000
Fiscal 2026	510,000
Thereafter	2,398,000
Total future minimum lease payments	5,112,000
Less imputed interest	(1,213,000)
Total	$3,899,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14       RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchases products at Forward China’s cost and also pays to Forward China a monthly service fee equal to the sum of (i) $100,000, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The Supply Agreement expires October 22, 2023. Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $1,404,000 and $1,363,000 during Fiscal 2021 and Fiscal 2020, respectively, which are included as a component of cost of sales upon sales of the related products.

The Company has a separate agreement with Forward China to address the potential impact of customers sourcing directly from Forward China. In the event a customer bypasses the services of the Company and does business directly with Forward China, Forward China will pay a commission of 50% of the net revenue, less direct costs, generated from the products or services sold. The Company recognized revenue of $12,000 of commissions related to this agreement in Fiscal 2021. No commissions were recognized in Fiscal 2020.

The Company had prepayments to Forward China for inventory purchases of $317,000 and $107,000 at September 30, 2021 and 2020, respectively, which are included in prepaid expenses and other current assets on the consolidated balance sheets.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China in order to fund the acquisition of IPS. The promissory note bears interest at a rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018. The Company incurred and paid $128,000 in interest expense associated with this note in both Fiscal 2021 and Fiscal 2020. The maturity date of this note was extended to December 31, 2022. The maturity date of the note has been extended on several occasions to assist the Company with liquidity.

Related Party Sales

A member of the Company’s Audit, Governance and Compensation Committees of its Board of Directors is also a member of the Board of Directors of a company to whom the Company’s OEM distribution segment sold products during Fiscal 2021. The Company recognized revenue of $63,000 from the sale of such products during Fiscal 2021.

During Fiscal 2020, the Company’s design division provided services to a customer whose former Chief Operating and Financial Officer and equity owner is an immediate family member of a director on the Company’s Board of Directors. The director is a member on the Board’s Audit, Governance and Compensation Committees. The Company sold design services to this customer of $44,000 in Fiscal 2020. There were no sales to this customer in Fiscal 2021 and no outstanding receivables from this customer at September 30, 2021 or 2020.

Related Party Activity

In October 2020, the Company began selling smart-enabled furniture, which is sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd., a company owned by Terence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $1,493,000 in Fiscal 2021.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15        401(k) PLAN

The Company maintains a 401(k) benefit plan allowing eligible employees to make pre-tax contributions of a portion of their salary in amounts subject to IRS limitations. The Company made immediately vested matching contributions of $331,000 in Fiscal 2021, of which $260,000 was recorded to cost of sales and $71,000 was recorded to general and administrative expenses on the consolidated statement of operations. The Company made immediately vested matching contributions of $269,000 during Fiscal 2020, of which $223,000 was recorded to cost of sales and $46,000 was recorded to general and administrative expenses on the consolidated statement of operations.

NOTE 16        SEGMENTS AND CONCENTRATIONS

Segments

The Company has three reportable segments: OEM distribution, retail distribution and design. See Note 2 for more information on the composition and accounting policies of our reportable segments.

Our chief operating decision maker (“CODM”) regularly reviews revenue and operating income for each segment to assess financial results and allocate resources. In Fiscal 2021, due to the growth of our retail division, we determined it to be a separate reportable segment. For our OEM and retail distribution segments, we exclude general and administrative and general corporate expenses from their measure of profitability as these expenses are not allocated to the segments and therefore not included in the measure of profitability used by the CODM. For the design segment, general and administrative expenses directly attributable to that segment are included in its measure of profitability as these expenses are included in the measure of its profitability reviewed by the CODM. We do not include intercompany activity in our segment results shown below to be consistent with the information that is presented to the CODM. Segment assets consist of accounts receivable and inventory, which are regularly reviewed by the CODM, as well as goodwill and intangible assets resulting from design segment acquisitions.

The Fiscal 2020 results of operations for each segment discussed below have been reformatted from what was previously disclosed to segregate the retail distribution segment and exclude general corporate expenses from segment operating income to show them as a reconciling item so that results are comparable to the current year presentation.

Information by segment and related reconciliations are shown in tables below:

	Revenues
	Fiscal 2021	Fiscal 2020
OEM distribution	$19,290,000	$19,726,000
Retail distribution	3,183,000	1,026,000
Design	16,549,000	13,726,000
Total segment revenues	$39,022,000	$34,478,000

	Operating Income/(Loss)
	Fiscal 2021	Fiscal 2020
OEM distribution	$1,479,000	$1,616,000
Retail distribution	(779,000)	(337,000)
Design	603,000	(378,000)
Total segment operating income	1,303,000	901,000
General corporate expenses	(2,068,000)	(2,883,000)
Total loss from operations	(765,000)	(1,982,000)
Other income, net	(1,289,000)	(216,000)
Income/(loss) before income taxes	$524,000	$(1,766,000)

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Depreciation and Amortization
	Fiscal 2021	Fiscal 2020
OEM distribution	$7,000	$7,000
Retail distribution	1,000	–
Design	319,000	265,000
Total	$327,000	$272,000

	Segment Assets
	September 30,
	2021	2020
OEM distribution	$5,898,000	$5,103,000
Retail distribution	2,178,000	416,000
Design	5,824,000	6,649,000
Total segment assets	13,900,000	12,168,000
General corporate assets	5,956,000	7,188,000
Total assets	$19,856,000	$19,356,000

Geographic Concentrations

The Company’s long-lived assets consist of property and equipment and operating lease right of use assets, all of which are located in the United States. The following table sets forth our consolidated net revenues by country for Fiscal 2021 and Fiscal 2020:

	Revenues
	Fiscal 2021	Fiscal 2020
United States	$25,670,000	$21,017,000
China	5,640,000	5,093,000
Germany	2,787,000	3,375,000
Poland	3,111,000	2,675,000
Other foreign countries	1,814,000	2,318,000
Total	$39,022,000	$34,478,000

Customer Concentrations

In Fiscal 2021 and Fiscal 2020, the Company had significant customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues and accounts receivable was 10% or greater.

The following customers or their affiliates or contract manufacturers accounted for 10% or more of the Company’s consolidated net revenues for Fiscal 2021 and Fiscal 2020:

	Fiscal 2021	Fiscal 2020
Customer A	$5,343,000	$6,145,000
Customer B	3,913,000	3,448,000
Customer C	5,111,000	4,912,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following customers or their affiliates or contract manufacturers accounted for 10% or more of the Company’s consolidated accounts receivable at September 30, 2021 and 2020:

	September 30,
	2021	2020
Customer A	$1,454,000	$977,000
Customer B	1,259,000	966,000
Customer C	1,138,000	843,000

Supplier Concentration

The Company’s OEM and retail distribution segments procure substantially all their products through independent suppliers in China through Forward China. Depending on the product, Forward China may require several different suppliers to furnish component parts or pieces.

NOTE 17         LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit which was renewed in May 2021. The line of credit has a maturity date of May 31, 2022, is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate was 4.0% at both September 30, 2021 and 2020. In March 2021, the Company paid down the outstanding balance on the line of credit and $1,300,000 was available at September 30, 2021. The Company is subject to certain debt-service ratio requirements which are measured annually. The Company was in compliance with such covenants at September 30, 2021.

NOTE 18         DEBT

On April 18, 2020, the Company entered into a PPP loan in an aggregate principal amount of $1,357,000. The loan was unsecured, bore interest at a rate of 1.0% per annum and was scheduled to mature on April 18, 2022. The Company accounted for the proceeds as a loan and the current and long-term portions of $827,000 and $530,000, respectively, are included in the corresponding categories of notes payable on the consolidated balance sheet at September 30, 2020. In October 2020, the Company filed for forgiveness of this loan and in December 2020, the SBA approved its forgiveness request. The forgiveness has been accounted for as an extinguishment of debt and the resulting gain has been recorded as forgiveness of note payable on the consolidated statement of operations for Fiscal 2021. There is a six-year period during which the SBA can review the Company’s forgiveness.

In connection with the acquisition of Kablooe, the Company assumed a loan payable with a principal amount of $170,000. The loan matured in August 2021, bore interest at a rate of 6.0% per annum and was secured by all of Kablooe’s assets. Interest and principal payments of $15,000 were payable monthly until maturity. The outstanding balance at September 30, 2021 and 2020 was $0 and $156,000, respectively.

NOTE 19         MOONI AGREEMENT

On January 29, 2019, the Company entered into a three-year Distribution Agreement (the “Agreement”) with Mooni International AB and its owner. In accordance with the Agreement, the Company: (i) was appointed as the exclusive distributor of Mooni's current and future products (including future products developed or offered by Mooni and/or the owner) in North America, (ii) subject to certain repayment requirements, paid a fee of $400,000 to Mooni, and (iii) was granted an option to purchase a controlling interest of Mooni at a valuation not to exceed $5 million which, if exercised, would be effective on the 12 month anniversary of the effective date of the Agreement. This option was not exercised and therefore expired. Additionally, Forward China, a company owned by Terence Wise, the Company's Chairman and Chief Executive Officer, was named the designated supplier under the Agreement.

The Company generated revenues from this agreement of $198,000 and $263,000 in Fiscal 2021 and 2020, respectively. The current and long-term portions of the unamortized fee of $44,000 and $0, respectively, at September 30, 2021 and $133,000 and $45,000, respectively, at September 30, 2020, are included in prepaid and other current assets and other assets, respectively, in the accompanying consolidated balance sheets. Amortization of the cost in Fiscal 2021 and Fiscal 2020 was $133,000 and is included in sales and marketing expenses in the accompanying consolidated statements of operations.

