Form 10-Q
period 2021-12-31
Forward Industries, Inc.
filed 2022-02-10
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

There were 10,061,185 shares of the registrant’s common stock outstanding as of January 31, 2022.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2021	2021
Assets	(Unaudited)

Current assets:
Cash	$2,432,225	$1,410,365
Accounts receivable, net	8,788,041	8,760,715
Inventories, net	2,972,134	2,062,557
Prepaid expenses and other current assets	630,649	561,072

Total current assets	14,823,049	12,794,709

Property and equipment, net	213,826	167,997
Intangible assets, net	1,265,469	1,318,658
Goodwill	1,758,682	1,758,682
Operating lease right of use assets, net	3,844,425	3,743,242
Other assets	72,251	72,251

Total assets	$21,977,702	$19,855,539

Liabilities and shareholders' equity

Current liabilities:
Note payable to Forward China	$1,550,000	$–
Accounts payable	307,508	391,992
Due to Forward China	6,961,599	5,733,708
Deferred income	752,878	187,695
Current portion of earnout consideration	25,000	25,000
Current portion of operating lease liability	334,126	340,151
Accrued expenses and other current liabilities	662,519	529,497
Total current liabilities	10,593,630	7,208,043

Other liabilities:
Note payable to Forward China	–	1,600,000
Operating lease liability, less current portion	3,676,805	3,559,053
Earnout consideration, less current portion	45,000	45,000
Total other liabilities	3,721,805	5,204,053

Total liabilities	14,315,435	12,412,096

Commitments and contingencies	–	–

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 10,061,185 shares issued and outstanding at December 31, 2021 and September 30, 2021	100,612	100,612
Additional paid-in capital	19,953,276	19,914,476
Accumulated deficit	(12,391,621)	(12,571,645)

Total shareholders' equity	7,662,267	7,443,443

Total liabilities and shareholders' equity	$21,977,702	$19,855,539

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2021	2020

Revenues, net	$11,613,741	$9,717,603
Cost of sales	8,994,973	7,454,717
Gross profit	2,618,768	2,262,886

Sales and marketing expenses	737,677	602,961
General and administrative expenses	1,666,877	1,827,418

Income/(loss) from operations	214,214	(167,493)

Gain on forgiveness of note payable	–	(1,356,570)
Fair value adjustment of earn-out consideration	–	(30,000)
Interest income	–	(22,747)
Interest expense	32,828	46,392
Other expense/(income), net	1,362	(3,604)
Income before income taxes	180,024	1,199,036

Provision for income taxes	–	–

Net income	$180,024	$1,199,036

Earnings per share:
Basic	$0.02	$0.12
Diluted	$0.02	$0.12

Weighted average common shares outstanding:
Basic	10,061,185	9,885,563
Diluted	10,337,113	10,039,799

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Three Month Ended December 31, 2021
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2021	10,061,185	$100,612	$19,914,476	$(12,571,645)	$7,443,443

Share-based compensation	–	–	38,800	–	38,800
Net income	–	–	–	180,024	180,024

Balance at December 31, 2021	10,061,185	$100,612	$19,953,276	$(12,391,621)	$7,662,267

	For the Three Month Ended December 31, 2020
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2020	9,883,851	$98,838	$19,579,684	$(13,095,450)	$6,583,072

Share-based compensation	–	–	41,457	–	41,457
Stock options exercised	2,500	25	1,650	–	1,675
Net income	–	–	–	1,199,036	1,199,036

Balance at December 31, 2020	9,886,351	$98,863	$19,622,791	$(11,896,414)	$7,825,240

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2021	2020
Operating Activities:
Net income	$180,024	$1,199,036
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Share-based compensation	38,800	41,457
Depreciation and amortization	73,384	93,937
Bad debt expense	393	77,400
Gain on forgiveness of note payable	–	(1,356,570)
Change in fair value of earn-out consideration	–	(30,000)
Changes in operating assets and liabilities:
Accounts receivable	(27,719)	(204,224)
Inventories	(909,577)	18,297
Prepaid expenses and other current assets	(69,577)	80,180
Other assets	–	44,446
Accounts payable and due to Forward China	1,143,407	(154,771)
Deferred income	565,183	(315,309)
Net changes in operating lease liabilities	10,544	15,673
Accrued expenses and other current liabilities	133,022	(20,755)
Net cash provided by/(used in) operating activities	1,137,884	(511,203)

Investing Activities:
Purchases of property and equipment	(66,024)	(30,482)
Net cash used in investing activities	(66,024)	(30,482)

Financing Activities:
Repayment of notes payable	–	(41,904)
Repayment of note payable to Forward China	(50,000)	–
Proceeds from stock options exercised	–	1,675
Repayments of finance leases	–	(10,389)
Net cash used in financing activities	(50,000)	(50,618)

Net increase/(decrease) in cash	1,021,860	(592,303)
Cash at beginning of period	1,410,365	2,924,627
Cash at end of period	$2,432,225	$2,332,324

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$32,828	$46,281
Cash paid for taxes	$–	$50

Supplemental Disclosures of Non-Cash Information:
Lease assets recorded	$204,881	$–
Lease liabilities recorded	$204,881	$–

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	OVERVIEW

Business

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”) is a fully integrated design, development and manufacturing solution provider for top tier medical and technology customers worldwide. As a result of the continued expansion of our design and development capabilities through our wholly-owned subsidiaries, we are now able to introduce proprietary products to the market from concepts brought to us from a number of different sources, both inside and outside the Company.

Liquidity

For the three months ended December 31, 2021, the Company generated net income of $180,000, and $1,138,000 of cash flows from operating activities. We believe our existing cash balance and working capital will be sufficient to meet our liquidity needs through at least February 28, 2023.

Impact of COVID-19

The COVID-19 pandemic continues to impact our business. The increase in global consumer demand, coupled with the global shipping container shortage, dramatically increased demand for both ocean freight and ground transportation. These factors led to a significant increase in freight costs, particularly from the Asia-Pacific region. Labor shortages at US ports and in ground transportation services caused container ships to spend a significant amount of time waiting to be unloaded and to arrive at our warehouses. These factors caused an increase in the demand and cost of ground transportation and delayed consumer availability for many of our products in the first quarter of fiscal 2022. The timing and extent of these COVID-19 related transportation disruptions is still largely unknown but are expected to continue throughout fiscal 2022.

COVID-19 may further impact our business in ways we cannot predict, and such impacts could be significant. The current and economic impact may continue to negatively impact our results of operations, cash flows and financial position in future periods as well as that of our customers, including their ability to pay for our services and to choose to allocate their budgets to new or existing projects which may or may not require our services. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Forward Industries, Inc. and all of its subsidiaries: Forward Industries (IN), Inc., (“Forward US”), Forward Industries (Switzerland) GmbH, (“Forward Switzerland”), Forward Industries UK Limited, (“Forward UK”), Intelligent Product Solutions, Inc., (“IPS”) and Kablooe, Inc., (“Kablooe”). The terms “Forward”, “we”, “our” or the “Company” as used throughout this document are used to indicate Forward Industries, Inc. and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented herein, but are not necessarily indicative of the results of operations for the year ending September 30, 2022. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and with the disclosures and risk factors presented therein. The September 30, 2021 condensed consolidated balance sheet has been derived from the audited consolidated financial statements.

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

Segment Reporting

The Company has three reportable segments: OEM distribution, retail distribution and design. The OEM distribution segment sources and distributes carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices directly to OEMs or their contract manufacturers worldwide. The retail distribution segment sources and sells smart-enabled furniture and a variety of other products to customers predominantly located in the U.S. through agreements with various retailers, both in stores and through online retailer websites. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S. See Note 5 for more information on segments.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers. The Company maintains an allowance for doubtful accounts, which is recorded as a reduction to accounts receivable on the condensed consolidated financial statements. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At December 31, 2021, September 30, 2021 and September 30, 2020, the Company had allowances for doubtful accounts of $90,000, $90,000 and $249,000, respectively, for the OEM distribution segment and $706,000, $706,000 and $347,000, respectively, for the design segment. The Company did not have any allowances for doubtful accounts related to its retail distribution segment at December 31, 2021, September 30, 2021 or September 30, 2020.

The Company has sales agreements with various retailers which contain different terms for trade discounts, promotional and other allowances. At December 31, 2021, September 30, 2021 and September 30, 2020, the Company recorded accounts receivable allowances of $47,000, $0 and $0, respectively, for the retail distribution segment.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Distribution Segment

The Company generally recognizes revenue in its OEM and retail distribution segments when: (i) finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The retail distribution segment had contract liabilities of $0, $0 and $75,000 at December 31, 2021, September 30, 2021 and September 30, 2020, respectively. The OEM distribution segment had no contract liabilities at December 31, 2021, September 30, 2021 or September 30, 2020.

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

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $764,000, $693,000 and $649,000 at December 31, 2021, September 30, 2021 and September 30, 2020, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $753,000, $188,000 and $410,000 at December 31, 2021, September 30, 2021 and September 30, 2020, respectively.

Goodwill

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform a quantitative impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will perform the quantitative assessment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. Management evaluated and concluded that there were no indications goodwill was impaired at December 31, 2021.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets include trademarks and customer relationships, which were acquired as part of the acquisitions of IPS in Fiscal 2018 and Kablooe in Fiscal 2020 and are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no impairments of intangible assets at December 31, 2021.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At December 31, 2021, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leases

Lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease assets are shown as right of use assets and financing lease assets are a component of property and equipment on the condensed consolidated balance sheets. The current and long-term portions of operating and financing lease liabilities are shown separately as such on the condensed consolidated balance sheets.

Reclassifications

Certain amounts in the accompanying financial statements at and for the three months ended December 31, 2020 have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that provides clarity to and amends earlier guidance on this topic and would be effective concurrently with the adoption of such earlier guidance. This pronouncement is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The Company is currently evaluating the effects of this pronouncement on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions to the general principles in Topic 740 and provides consistent application of U.S. GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance in the first quarter of fiscal 2022 with no material impact to its condensed consolidated financial statements.

NOTE 3	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	December 31, 2021			September 30, 2021
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(135,000)	(575,000)	(710,000)	(125,000)	(531,000)	(656,000)
Net carrying amount	$450,000	$815,000	$1,265,000	$460,000	$859,000	$1,319,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s intangible assets were acquired as a result of the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively, and relate to the design segment of our business. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and 8 years for the customer relationships. During the three months ended December 31, 2021 and 2020, the Company recorded amortization expense related to intangible assets of $54,000, which is included in general and administrative expenses in the Company’s condensedconsolidated statements of operations.

At December 31, 2021, estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter is as follows:

Remainder of Fiscal 2022	$159,000
Fiscal 2023	213,000
Fiscal 2024	213,000
Fiscal 2025	213,000
Fiscal 2026	121,000
Thereafter	346,000
Total	$1,265,000

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

NOTE 4	FAIR VALUE MEASUREMENTS

The earnout consideration of $70,000 at December 31, 2021 and September 30, 2021 represents the fair value of the contingent earnout consideration related to the acquisition of Kablooe. The fair value of the earnout liability is measured on a recurring basis at each reporting date using a Black-Scholes valuation model with inputs categorized within level three of the fair value hierarchy. The current and non-current portions of this liability are shown in the corresponding categories on the condensed consolidated balance sheets in each period presented. During the three months ended December 31, 2021, there were no changes to the fair value of this earnout liability.

NOTE 5	SEGMENTS AND CONCENTRATIONS

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the three months ended December 31, 2020 for each segment discussed below have been reformatted from what was previously disclosed to segregate the retail distribution segment and exclude general corporate expenses from segment operating income to show them as a reconciling item so that results are comparable to the current period presentation.

Information by segment and related reconciliations are shown in tables below:

	For the Three Months Ended December 31,
	2021	2020
Revenues:
OEM distribution	$5,242,000	$5,214,000
Retail distribution	1,392,000	392,000
Design	4,980,000	4,112,000
Total segment revenues	$11,614,000	$9,718,000

Operating Income/(Loss):
OEM distribution	$497,000	$417,000
Retail distribution	(228,000)	(179,000)
Design	585,000	177,000
Total segment operating income	854,000	415,000
General corporate expenses	(640,000)	(582,000)
Total income/(loss) from operations	214,000	(167,000)
Other expense/(income), net	34,000	(1,366,000)
Income before income taxes	$180,000	$1,199,000

Depreciation and Amortization:
OEM distribution	$2,000	$2,000
Design	71,000	92,000
Total depreciation and amortization	$73,000	$94,000

	December 31, 2021	September 30, 2021
Segment Assets:
OEM distribution	$5,218,000	$5,898,000
Retail distribution	3,217,000	2,178,000
Design	6,349,000	5,824,000
Total segment assets	14,784,000	13,900,000
General corporate assets	7,194,000	5,956,000
Total assets	$21,978,000	$19,856,000

For the three months ended December 31, 2021 and 2020, the Company had two significant customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from these customers or their affiliates or contract manufacturers were $1,566,000 and $1,357,000 for the three months ended December 31, 2021 and $1,574,000 and $1,280,000 for the three months ended December 31, 2020.

At December 31, 2021 and September 30, 2021, the Company had customers in the OEM distribution segment whose accounts receivable balance accounted for 10% or more of the Company’s consolidated accounts receivable. Accounts receivable from these customers or their affiliates or contract manufacturers were $1,386,000 and $891,000 at December 31, 2021 and $1,454,000, $1,259,000 and $1,138,000 at September 30, 2021.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	SHARE-BASED COMPENSATION

Stock Options

In October 2021, the Company granted options to non-employee directors to purchase an aggregate of 58,000 shares of its common stock at an exercise price of $2.39 per share. The options expire five years from the date of grant, approximately half vested immediately and approximately half vest one year from the date of grant. The options have a weighted average grant-date fair value of $1.03 per share and an aggregate grant-date fair value of $60,000, which will be recognized ratably over the vesting period. There were no options granted during the three months ended December 31, 2020.

There were no options exercised during the three months ended December 31, 2021. During the three months ended December 31, 2020, the Company issued 2,500 shares of its common stock pursuant to the exercise of stock options for aggregate cash proceeds of $2,000, which had an aggregate intrinsic value of $2,000.

The Company recognized compensation expense for stock option awards of $39,000 and $41,000 during the three months ended December 31, 2021 and 2020, respectively, in its condensed consolidated statements of operations. At December 31, 2021, there was $25,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.7 years.

NOTE 7	EARNINGS PER SHARE

Basic earnings per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted earnings per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method. A reconciliation of basic and diluted earnings per share is as follows:

	For the Three Months Ended December 31,
	2021	2020
Numerator:
Net income	$180,000	$1,199,000
Denominator:
Weighted average common shares outstanding	10,061,000	9,886,000
Dilutive common share equivalents	276,000	154,000
Weighted average diluted shares outstanding	10,337,000	10,040,000

Earnings per share:
Basic	$0.02	$0.12
Diluted	$0.02	$0.12

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following securities were excluded from the calculation of diluted earnings per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended December 31,
	2021	2020
Options	58,000	136,000
Warrants	–	151,000
Total potentially dilutive shares	58,000	287,000

NOTE 8	RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation, (“Forward China”). The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region.  The Company purchases products at Forward China’s cost and pays Forward China a monthly service fee equal to the sum of: (i) $100,000 and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The Supply Agreement expires October 22, 2023. Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $362,000 and $343,000 during the three months ended December 31, 2021 and 2020, respectively, which are included as a component of cost of sales upon sales of the related products.

The Company made prepayments to Forward China for inventory purchases of $327,000 and $317,000 at December 31, 2021 and September 30, 2021, respectively, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018 with the principal due at maturity. The Company incurred and paid $32,000 in interest expense associated with this note in the three months ended December 31, 2021 and 2020. The maturity date of this note was extended to December 31, 2022. The maturity date of this note has been extended on several occasions to assist the Company with liquidity. The Company made principal payments of $50,000 on this note during the three months ended December 31, 2021.

Related Party Activity

In October 2020, the Company began selling smart-enabled furniture, which is sourced by Forward China and sold in the U.S under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd., a company owned by Terence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $540,000 and $186,000 in the three months ended December 31, 2021 and 2020, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9	LEGAL PROCEEDINGS

As previously disclosed, on August 21, 2020, IPS was named a third-party defendant in a patent dispute claim in the U.S. District Court for the Eastern District of New York. The complaint, which contains no specific amount of monetary damages, asserts that certain intellectual property was misappropriated by IPS and one of its former employees.  In October 2021, the Court ruled that the misappropriation claim was invalid. The remaining allegation was that IPS breached a non-disclosure agreement with a party to the case. In January 2022, all claims in this matter were dismissed without prejudice.

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. At December 31, 2021, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

NOTE 10	LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit which was renewed in May 2021. The line of credit has a maturity date of May 31, 2022, is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate was 4.0% at both December 31, 2021 and September 30, 2021. At December 31, 2021, the Company had $1,300,000 available under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. At September 30, 2021, the Company was in compliance with such covenants.

NOTE 11	DEBT

On April 18, 2020, the Company entered into a loan in an aggregate principal amount of $1,357,000 under the Paycheck Protection Program (the “PPP loan”) pursuant to the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan was unsecured, bore interest at a rate of 1% per annum, and was scheduled to mature on April 18, 2022. In October 2020, the Company filed for forgiveness of this loan and in December 2020, the Small Business Administration (“SBA”) approved its forgiveness request. The forgiveness has been accounted for as an extinguishment of debt and the resulting gain has been recorded as forgiveness of note payable on the condensed consolidated financial statements for the three months ended December 31, 2020. There is a six-year period during which the SBA can review the Company’s forgiveness.

In connection with the acquisition of Kablooe, the Company assumed a loan payable with a principal amount of $170,000. The loan matured in August 2021, bore interest at a rate of 6.0% per annum and was secured by all of Kablooe’s assets. Interest and principal payments of $15,000 were made monthly until maturity.

NOTE 12	LEASES

The Company’s operating leases are primarily for corporate, sales and administrative office space. Total operating lease expense for the three months ended December 31, 2021 was $156,000, of which $14,000 was recorded in sales and marketing expenses and $142,000 was recorded in general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the three months ended December 31, 2020 was $153,000, of which $14,000 was recorded in sales and marketing expenses and $139,000 was recorded in general and administrative expenses on the condensed consolidated statements of operations. Cash paid for amounts included in operating lease liabilities for the three months ended December 31, 2021 and 2020, which have been included in cash flows from operating activities, was $149,000 and $111,000, respectively.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2021, the Company’s operating leases had a weighted average remaining lease term of 8.8 years and a weighted average discount rate of 5.6%.

At December 31, 2021, future minimum payments under non-cancellable operating leases were as follows:

Remainder of Fiscal 2022	$452,000
Fiscal 2023	626,000
Fiscal 2024	639,000
Fiscal 2025	556,000
Fiscal 2026	510,000
Thereafter	2,398,000
Total future minimum lease payments	5,181,000
Less imputed interest	(1,170,000)
Present value of lease liabilities	$4,011,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.  The following discussion and analysis compares our consolidated results of operations for the three months ended December 31, 2021 (the “2022 Quarter”) with those for the three months ended December 31, 2020 (the “2021 Quarter”).  All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	our liquidity;
•	plans on repaying outstanding debt obligations;
•	expectations regarding growth in retail

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Risk Factors" in Item 1A of our Form 10-K for the year ended September 30, 2021 and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

The COVID-19 pandemic continues to impact our business. The increase in global consumer demand, coupled with the global shipping container shortage, dramatically increased demand for both ocean freight and ground transportation. These factors led to a significant increase in freight costs, particularly from the Asia-Pacific region. Labor shortages at US ports and in ground transportation services caused container ships to spend a significant amount of time waiting to be unloaded and to arrive at our warehouses. These factors caused an increase in the demand and cost of ground transportation and delayed consumer availability for many of our products in the first quarter of fiscal 2022. The timing and extent of these COVID-19 related transportation disruptions is still largely unknown but are expected to continue throughout fiscal 2022.

COVID-19 may further impact our business in ways we cannot predict, and such impacts could be significant. The current and economic impact may continue to negatively impact our results of operations, cash flows and financial position in future periods as well as that of our customers, including their ability to pay for our services and to choose to allocate their budgets to new or existing projects which may or may not require our services. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods.

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

Refer to “Part I, Item 1A — Risk Factors” included in the Company’s Annual Report for the year ended September 30, 2021 for a description of the material risks that the Company currently faces in connection with COVID-19.

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

Critical Accounting Policies and Estimates

We discuss the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2020

Consolidated Results

The table below summarizes our consolidated results of operations for the 2022 Quarter as compared to the 2021 Quarter:

	Consolidated Results of Operations
	2022 Quarter	2021 Quarter	Change ($)	Change (%)
Revenues, net	$11,614,000	$9,718,000	$1,896,000	19.5%
Cost of sales	8,995,000	7,455,000	1,540,000	20.7%
Gross profit	2,619,000	2,263,000	356,000	15.7%
Sales and marketing expenses	738,000	603,000	135,000	22.4%
General and administrative expenses	1,667,000	1,827,000	(160,000)	(8.8%	)
Income/(loss) from operations	214,000	(167,000)	381,000	(228.1%	)
Other expense/(income), net	34,000	(1,366,000)	1,400,000	(102.5%	)
Provision for income taxes	–	–	–	–
Net income	$180,000	$1,199,000	$(1,019,000)	(85.0%	)

The discussion that follows below provides further details about our results of operations for the 2022 Quarter as compared to the 2021 Quarter.

Net revenues increased primarily due to higher revenues in the retail segment coupled with an increase in revenues in the design segment. Revenues in the OEM distribution segment remained relatively consistent with the prior year quarter.

Our gross profit increased, primarily driven by the increase in revenues, but gross margin declined from 23.3% in the 2021 Quarter to 22.6% in the 2022 Quarter. The higher cost of importing products from overseas drove retail margins down, while lower utilization in the design segment contributed to the remainder of the margin decline. Gross margin for the OEM distribution segment improved slightly from the prior year quarter. Management believes there will be continued volatility in cost of sales for the remainder of fiscal 2022.

Sales and marketing expenses increased in the 2022 Quarter primarily due to higher advertising costs and sales commissions related to our retail distribution segment. Sales and marketing as a percentage of revenues increased to 6.4% in the 2022 Quarter from 6.2% in the 2021 Quarter. As we continue to invest in the retail business and as it grows to represent a larger component of the overall business, management expects sales and marketing costs, both in total and as a percentage of revenues, to increase in future periods.

General and administrative expenses declined in the 2022 Quarter, primarily related to lower personnel related costs and lower bad debt expense in the design segment. These declines were partially offset by higher corporate expenses, primarily related to a reduction in certain foreign tax credits received for research and development activities. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to make adjustments to these costs as needed based on the overall needs of the business.

We reported other expense of $34,000 in the 2022 Quarter as compared to net other income of $1,367,000 in the 2021 Quarter. The decrease is primarily due to the forgiveness of note payable related to the PPP loan in the 2021 Quarter, which did not recur in the 2022 Quarter.

In the 2022 Quarter, we generated net income of $180,000. In the 2021 Quarter, we generated net income of $1,199,000, primarily resulting from the $1,357,000 forgiveness of note payable related to the PPP loan, which was not recognized as taxable income per the CARES Act. We maintain significant net operating loss carryforwards and do not recognize income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted earnings per share were $0.02 and $0.12 for the 2022 Quarter and the 2021 Quarter, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each segment as compared to the prior quarter. Due to the growth of our retail division, we determined it to be a separate reportable segment in the fourth quarter of fiscal 2021. The results of operations for the 2021 Quarter for each segment discussed below have been reformatted from what was previously disclosed to segregate the retail distribution segment and exclude general corporate expenses from segment operating income to show them as a reconciling item so that results are comparable to the current year presentation.

	Segment Results of Operations
	OEM Distribution	Retail Distribution	Design	Corporate Expenses	Consolidated
2022 Quarter revenues	$5,242,000	$1,392,000	$4,980,000	$–	$11,614,000
2021 Quarter revenues	5,214,000	392,000	4,112,000	–	9,718,000
Change	$28,000	$1,000,000	$868,000	$–	$1,896,000

2022 Quarter operating income/(loss)	$497,000	$(228,000)	$585,000	$(640,000)	$214,000
2021 Quarter operating income/(loss)	417,000	(179,000)	177,000	(582,000)	(167,000)
Change	$80,000	$(49,000)	$408,000	$(58,000)	$381,000

OEM Distribution Segment

Net revenues in the OEM distribution segment increased slightly from the 2021 Quarter to the 2022 Quarter as the increase in revenue from other products was mostly offset by declines in the sale of diabetic products. Revenues from other products increased $260,000 and revenue from diabetic products decreased $232,000. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to represent a smaller portion of our OEM distribution revenue.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	2022 Quarter	2021 Quarter	Change ($)	Change (%)
Diabetic products	$4,234,000	$4,466,000	$(232,000)	(5.2%	)
Other products	1,008,000	748,000	260,000	34.8%
Total net revenues	$5,242,000	$5,214,000	$28,000	0.5%

Diabetic Product Revenues

Our OEM distribution segment manufactures to the order of, and sells carrying cases for, blood glucose diagnostic kits directly to OEMs (or their contract manufacturers). The OEM customer or its contract manufacturer packages our carry cases “in box” as a custom accessory for the OEM’s blood glucose testing and monitoring kits, or to a lesser extent, sells them through their retail distribution channels.

Revenues from diabetic products decreased primarily due to lower revenues from one major diabetic customer. The lower revenue from this customer was due to the timing of shipments near the end of the 2022 Quarter compared to the 2021 Quarter and was partially offset by higher revenue from other diabetic customers, which were less significant. As mentioned above, management believes that revenues from diabetic customers will continue to decline in future periods.

Revenues from diabetic products represented 81% of net revenues for the OEM distribution segment in the 2022 Quarter compared to 86% in the 2021 Quarter.

Other Product Revenues

Our OEM distribution segment also sources and sells cases and protective solutions for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products increased due to an increase in customers and higher sales volume. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base. Revenues from other products represented 19% of our OEM distribution revenues in the 2022 Quarter compared to 14% in the 2021 Quarter.

Operating Income

Operating income for the OEM distribution segment increased and operating income margin improved to 9.5% in the 2022 Quarter from 8.0% in the 2021 Quarter. The higher gross margins derived from other products was mostly offset by declining margins on diabetic products due to pricing pressures from customers, resulting in a slight increase in gross margin as compared to the prior year quarter. Operating income was further enhanced by a reduction in selling and marketing expenses.

Retail Distribution Segment

Net revenues increased due to new product offerings and the continued expansion of our retail distribution network; revenue derived from new retail partnerships as well as an increase in volume with certain existing retailers. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our retail product offerings.

Although revenues increased, the increase in operating loss was driven by higher cost of sales caused by supply chain issues and higher sales and marketing expenses driven by higher sales commission resulting from the increase in revenue.

Design Segment

The increase in net revenues in the design segment was driven by new customers and an increase in projects from certain existing customers, which was partially offset by declines in revenues from certain prior year customers.

Operating income for the design segment increased and operating income margin improved to 11.7% in 2022 Quarter from 4.3% in the 2021 Quarter. The increase in gross profit, driven by higher revenues, was further enhanced by a decrease in general and administrative expenses due to lower personnel costs and a reduction in bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At December 31, 2021, our working capital was $4,229,000 compared to $5,587,000 at September 30, 2021; the decrease primarily due to the note payable to Forward China becoming current at December 31, 2021 as compared to long-term at September 30, 2021.

At January 31, 2022, we had $2,200,000 cash on hand and $1,300,000 available under our line of credit which matures May 31, 2022. Although we can provide no assurance, we plan to renew this line of credit with the bank through May 31, 2023. Additionally, Forward China, an entity owned by our Chairman of the Board and Chief Executive Officer, holds a $1,600,000 promissory note issued by the Company which matures on December 31, 2022 (see Note 8 to the condensed consolidated financial statements). The balance of this promissory note was reduced to $1,550,000 after the Company made a principal payment of $50,000 in December 2021. Although this promissory note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility as deemed necessary. Forward China, our largest vendor, has extended payment terms on our outstanding payables due to them when necessary. We can provide no assurance that (i) Forward China will extend the promissory note again if we request an extension, (ii) Forward China will continue to provide favorable payment terms when we need them, or (ii) any additional credit facility will be available on terms acceptable to us or at all.

We anticipate that our liquidity and financial resources for the 12 months following the date of this report will be adequate to manage our operating and financial requirements. If we have the opportunity to make a strategic acquisition (as we have in the past with the acquisitions of IPS and Kablooe) or an investment in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity. If we seek to raise additional capital, there is no assurance that we will be able to raise funds on terms that are acceptable to us or at all.

Although we do not anticipate the need to purchase additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

Cash Flows

During the 2022 Quarter and 2021 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2022 Quarter, cash provided by operating activities of $1,138,000 primarily resulted from operating income of $214,000, an increase in accounts payable, accrued expenses and amounts due to Forward China of $1,276,000, an increase in deferred income of $565,000 and non-cash expenses of $112,000 for depreciation, amortization and share-based compensation, partially offset by an increase in inventories of $910,000, an increase in prepaid expenses and other current assets of $70,000 and the net change in other operating assets and liabilities of $49,000.

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

Investing Activities

Cash used in investing activities in the 2022 Quarter and the 2021 Quarter of $66,000 and $30,000, respectively, resulted from purchases of property and equipment.

Financing Activities

In the 2022 Quarter, cash used in financing activities of $50,000 consisted of principal payments on the promissory note held by Forward China.

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

As previously disclosed, on August 21, 2020, IPS was named a third-party defendant in a patent dispute claim in the U.S. District Court for the Eastern District of New York. The complaint, which contains no specific amount of monetary damages, asserts that certain intellectual property was misappropriated by IPS and one of its former employees.  In October 2021, the Court ruled that the misappropriation claim was invalid. The remaining allegation was that IPS breached a non-disclosure agreement with a party to the case. In January 2022, all claims in this matter were dismissed without prejudice.

From time to time, the Company may become a party to other legal actions or proceedings in the ordinary course of its business. At December 31, 2021, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A - “Risk Factors” in the Form 10-K for the fiscal year ended September 30, 2021 describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K for the fiscal year ended September 30, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2021, that were not previously disclosed in a Current Report on Form 8-K.

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

Dated:  February 10, 2022

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

By: /s/ Anthony Camarda Anthony Camarda Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement by and among Forward Industries, Inc., Kablooe, Inc., Kablooe Design, Inc. and Tom KraMer dated August 17, 2020+	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
31.1	CEO Certifications (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

