Form 10-Q
period 2022-06-30
Forward Industries, Inc.
filed 2022-08-10
CIK 38264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 10,061,185 shares of the registrant’s common stock outstanding as of July 31, 2022.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	September 30, 2021
	(Unaudited)
Assets

Current assets:
Cash	$2,277,635	$1,410,365
Accounts receivable, net	8,738,264	8,760,715
Inventories, net	4,871,734	2,062,557
Prepaid expenses and other current assets	483,232	561,072
Total current assets	16,370,865	12,794,709

Property and equipment, net	234,401	167,997
Intangible assets, net	1,159,090	1,318,658
Goodwill	1,758,682	1,758,682
Operating lease right of use assets, net	3,633,267	3,743,242
Other assets	72,251	72,251
Total assets	$23,228,556	$19,855,539

Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$433,412	$391,992
Due to Forward China	8,756,217	5,733,708
Deferred income	623,395	187,695
Current portion of earnout consideration	–	25,000
Current portion of operating lease liability	415,494	340,151
Accrued expenses and other current liabilities	1,075,757	529,497
Total current liabilities	11,304,275	7,208,043

Other liabilities:
Note payable to Forward China	1,450,000	1,600,000
Operating lease liability, less current portion	3,407,626	3,559,053
Earnout consideration, less current portion	70,000	45,000
Total other liabilities	4,927,626	5,204,053

Total liabilities	16,231,901	12,412,096

Commitments and contingencies	–	–

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 10,061,185 shares issued and outstanding at June 30, 2022 and September 30, 2021	100,612	100,612
Additional paid-in capital	20,062,912	19,914,476
Accumulated deficit	(13,166,869)	(12,571,645)
Total shareholders' equity	6,996,655	7,443,443
Total liabilities and shareholders' equity	$23,228,556	$19,855,539

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021

Revenues, net	$10,588,835	$9,964,514	$32,517,139	$28,077,496
Cost of sales	8,671,103	7,781,485	25,727,964	21,888,135
Gross profit	1,917,732	2,183,029	6,789,175	6,189,361

Sales and marketing expenses	664,484	620,737	2,106,263	1,802,134
General and administrative expenses	1,639,053	1,293,941	5,177,241	5,102,545
(Loss)/income from operations	(385,805)	268,351	(494,329)	(715,318)

Gain on forgiveness of note payable	–	–	–	(1,356,570)
Fair value adjustment of earn-out consideration	–	10,000	–	(20,000)
Interest income	–	(32,459)	–	(88,760)
Interest expense	30,424	45,802	94,115	138,908
Other expense, net	2,684	1,421	6,780	3,209
(Loss)/income before income taxes	(418,913)	243,587	(595,224)	607,895

Provision for income taxes	–	–	–	–

Net (loss)/income	$(418,913)	$243,587	$(595,224)	$607,895

(Loss)/earnings per share:
Basic	$(0.04)	$0.02	$(0.06)	$0.06
Diluted	$(0.04)	$0.02	$(0.06)	$0.06

Weighted average common shares outstanding:
Basic	10,061,185	9,963,969	10,061,185	9,919,579
Diluted	10,061,185	10,512,893	10,061,185	10,423,108

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended June 30, 2022

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2021	10,061,185	$100,612	$19,914,476	$(12,571,645)	$7,443,443

Share-based compensation	–	–	38,800	–	38,800
Net income	–	–	–	180,024	180,024

Balance at December 31, 2021	10,061,185	100,612	19,953,276	(12,391,621)	7,662,267

Share-based compensation	–	–	66,012	–	66,012
Net loss	–	–	–	(356,335)	(356,335)

Balance at March 31, 2022	10,061,185	100,612	20,019,288	(12,747,956)	7,371,944

Share-based compensation	–	–	43,624	–	43,624
Net loss	–	–	–	(418,913)	(418,913)

Balance at June 30, 2022	10,061,185	$100,612	$20,062,912	$(13,166,869)	$6,996,655

	For the Three and Nine Months Ended June 30, 2021

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2020	9,883,851	$98,838	$19,579,684	$(13,095,450)	$6,583,072

Share-based compensation	–	–	41,457	–	41,457
Stock options exercised	2,500	25	1,650	–	1,675
Net income	–	–	–	1,199,036	1,199,036

Balance at December 31, 2020	9,886,351	98,863	19,622,791	(11,896,414)	7,825,240

Share-based compensation	–	–	21,287	–	21,287
Stock options exercised	66,415	665	141,858	–	142,523
Net loss	–	–	–	(834,728)	(834,728)

Balance at March 31, 2021	9,952,766	99,528	19,785,936	(12,731,142)	7,154,322

Share-based compensation	–	–	3,732	–	3,732
Stock options exercised	78,419	784	88,829	–	89,613
Net income	–	–	–	243,587	243,587

Balance at June 30, 2021	10,031,185	$100,312	$19,878,497	$(12,487,555)	$7,491,254

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2022	2021
Operating Activities:
Net (loss)/income	$(595,224)	$607,895
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Share-based compensation	148,436	66,476
Depreciation and amortization	233,506	252,317
Bad debt expense	59,918	513,691
Gain on forgiveness of note payable	–	(1,356,570)
Change in fair value of earn-out consideration	–	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	(37,467)	(595,034)
Inventories	(2,809,177)	(631,443)
Prepaid expenses and other current assets	77,840	(81,421)
Other assets	–	44,446
Accounts payable and due to Forward China	3,063,929	855,059
Deferred income	435,700	(40,633)
Net changes in operating lease liabilities	33,891	38,437
Accrued expenses and other current liabilities	546,260	8,926
Net cash provided by/(used in) operating activities	1,157,612	(337,854)

Investing Activities:
Purchases of property and equipment	(140,342)	(61,166)
Net cash used in investing activities	(140,342)	(61,166)

Financing Activities:
Proceeds from line of credit borrowings	–	150,000
Repayment of line of credit borrowings	–	(1,150,000)
Repayment of notes payable	–	(127,639)
Repayment of note payable to Forward China	(150,000)	–
Proceeds from stock options exercised	–	233,811
Repayments of finance leases	–	(27,130)
Net cash used in financing activities	(150,000)	(920,958)

Net increase/(decrease) in cash	867,270	(1,319,978)
Cash at beginning of period	1,410,365	2,924,627
Cash at end of period	$2,277,635	$1,604,649

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$94,115	$121,771
Cash paid for taxes	$8,095	$7,336

Supplemental Disclosures of Non-Cash Information:
Operating lease right of use assets recorded	$204,881	$565,590
Operating lease liabilities recorded	$204,881	$565,590

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

Liquidity

For the nine months ended June 30, 2022, the Company generated a net loss of $595,000, and $1,158,000 of cash flows from operating activities. We believe our existing cash balance and working capital will be sufficient to meet our liquidity needs through at least August 31, 2023.

Impact of COVID-19

The effects of the COVID-19 pandemic continue to impact the retail and OEM distribution segments of our business. The increase in global consumer demand, coupled with the global shipping container shortage, dramatically increased demand for both ocean freight and ground transportation. These factors led to a significant increase in freight costs, particularly from the Asia-Pacific region and most notably in the second quarter of the fiscal year ending September 30, 2022 (“Fiscal 2022”). Labor shortages at U.S. ports and in ground transportation services caused container ships to spend a significant amount of time waiting for goods to be unloaded and to arrive at our warehouses. These factors caused an increase in the demand for and cost of ground transportation and delayed consumer availability for many of our products in Fiscal 2022. The timing and extent of these COVID-19 related transportation disruptions are still largely unknown but are expected to continue into Fiscal 2023.

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

Until the effects of the pandemic have fully receded, we expect business conditions to remain challenging. In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses and inventory levels; aligning our design and development schedules with demand in a proactive manner to minimize our cash operating costs; pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities and, where appropriate, taking advantage of opportunities to enhance our business growth and strategy.

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

Segment Reporting

The Company has three reportable segments: OEM distribution, retail distribution and design. The OEM distribution segment sources and distributes carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices directly to OEMs or their contract manufacturers worldwide. The retail distribution segment sources and sells smart-enabled furniture and a variety of other products through various online retailer websites to customers predominantly located in the U.S. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S. See Note 5 for more information on segments.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers. The Company maintains an allowance for doubtful accounts, which is recorded as a reduction to accounts receivable on the condensed consolidated balance sheets. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At June 30, 2022, September 30, 2021 and September 30, 2020, the Company had allowances for doubtful accounts of $90,000, $90,000 and $249,000, respectively, for the OEM distribution segment, $20,000, $0 and $0, respectively, for the retail distribution segment and $927,000, $706,000 and $347,000, respectively, for the design segment.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has agreements with various retailers which contain different terms for trade discounts, promotional and other sales allowances. At June 30, 2022, September 30, 2021 and September 30, 2020, the Company recorded accounts receivable allowances of $84,000, $0 and $0, respectively, for the retail distribution segment.

Revenue Recognition

Distribution Segments

The Company generally recognizes revenue in its OEM and retail distribution segments when: (i) finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. Revenue is measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances for product returns, applicable variable consideration and any taxes collected from customers that will be remitted to governmental authorities. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The retail distribution segment had contract liabilities of $65,000, $0 and $75,000 at June 30, 2022, September 30, 2021 and September 30, 2020, respectively. The OEM distribution segment had no contract liabilities at June 30, 2022, September 30, 2021 or September 30, 2020.

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

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying condensed consolidated balance sheets. The design segment had contract assets of $833,000, $693,000 and $649,000 at June 30, 2022, September 30, 2021 and September 30, 2020, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying condensed consolidated balance sheets. The design segment had contract liabilities of $558,000, $188,000 and $410,000 at June 30, 2022, September 30, 2021 and September 30, 2020, respectively.

Goodwill

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform a quantitative impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will perform the quantitative assessment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. Management evaluated and concluded that there were no indications goodwill was impaired at June 30, 2022.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets include trademarks and customer relationships, which were acquired as part of the acquisitions of IPS in Fiscal 2018 and Kablooe in Fiscal 2020 and are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no impairments of intangible assets at June 30, 2022.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At June 30, 2022, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. No current book income tax provision was recorded against book net income due to the existence of significant net operating loss carryforwards.

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

Reclassifications

Certain amounts in the accompanying financial statements at and for the three and nine months ended June 30, 2021 have been reclassified to conform to the current year presentation.

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

NOTE 3     INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	June 30, 2022			September 30, 2021
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(154,000)	(662,000)	(816,000)	(125,000)	(531,000)	(656,000)
Net carrying amount	$431,000	$728,000	$1,159,000	$460,000	$859,000	$1,319,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s intangible assets resulted from the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively, and relate to the design segment of our business. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and 8 years for the customer relationships. Amortization expense related to intangible assets was $53,000 for the three months ended June 30, 2022 and 2021 and $160,000 for the nine months ended June 30, 2022 and 2021, which is included in general and administrative expenses on the condensed consolidated statements of operations.

At June 30, 2022, estimated amortization expense for the Company’s intangible assets is as follows:

Remainder of Fiscal 2022	$53,000
Fiscal 2023	213,000
Fiscal 2024	213,000
Fiscal 2025	213,000
Fiscal 2026	121,000
Fiscal 2027	81,000
Thereafter	265,000
Total	$1,159,000

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

NOTE 4     FAIR VALUE MEASUREMENTS

The earnout consideration of $70,000 at June 30, 2022 and September 30, 2021 represents the fair value of the contingent earnout consideration related to the acquisition of Kablooe, which provides annual contingent earnout payments based on results of operations through August 2025. The fair value of the earnout liability is measured on a recurring basis at each reporting date using a Black-Scholes valuation model with inputs categorized within level three of the fair value hierarchy. The current and non-current portions of this liability are shown in the corresponding categories on the condensed consolidated balance sheets in each period presented. During the three and nine months ended June 30, 2022, there were no changes to the total fair value of this earnout liability.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the three and nine months ended June 30, 2021 for each segment discussed below have been reformatted from what was previously disclosed to segregate the retail distribution segment and exclude general corporate expenses from segment operating income to show them as a reconciling item so that results are comparable to the current period presentation.

Information by segment and related reconciliations are shown in tables below:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues:
OEM distribution	$4,775,000	$4,443,000	$14,692,000	$13,910,000
Retail distribution	878,000	1,277,000	2,919,000	1,898,000
Design	4,936,000	4,245,000	14,906,000	12,269,000
Total segment revenues	$10,589,000	$9,965,000	$32,517,000	$28,077,000

Operating income/(loss):
OEM distribution	$179,000	$361,000	$1,002,000	$1,080,000
Retail distribution	(397,000)	(101,000)	(981,000)	(490,000)
Design	447,000	392,000	1,422,000	281,000
Total segment operating income	229,000	652,000	1,443,000	871,000
General corporate expenses	(615,000)	(384,000)	(1,937,000)	(1,586,000)
Total (loss)/income from operations	(386,000)	268,000	(494,000)	(715,000)
Other expense/(income), net	33,000	24,000	101,000	(1,323,000)
(Loss)/income before income taxes	$(419,000)	$244,000	$(595,000)	$608,000

Depreciation and amortization:
OEM distribution	$2,000	$2,000	$6,000	$6,000
Design	75,000	78,000	228,000	246,000
Total depreciation and amortization	$77,000	$80,000	$234,000	$252,000

	June 30, 2022	September 30, 2021
Segment Assets:
OEM distribution	$5,557,000	$5,898,000
Retail distribution	4,966,000	2,178,000
Design	6,005,000	5,824,000
Total segment assets	16,528,000	13,900,000
General corporate assets	6,701,000	5,956,000
Total assets	$23,229,000	$19,856,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had certain customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from two customers or their affiliates or contract manufacturers represented 24.2% and 24.1%, respectively, of the Company’s consolidated net revenues for the three and nine months ended June 30, 2022. Revenues from one customer or its affiliates or contract manufacturers represented 13.7% of the Company’s consolidated net revenues for the three months ended June 30, 2021 and revenues from two customers or their affiliates or contract manufacturers represented 26.3% of the Company’s consolidated net revenues for the nine months ended June 30, 2021.

For the three and nine months ended June 30, 2022, the Company had one customer in the design segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from this customer represented 10.8% and 10.4%, respectively, of the Company’s consolidated net revenues for the three and nine months ended June 30, 2022. There were no customers in the design segment whose individual percentage of the Company’s consolidated revenues was 10% or greater during the three or nine months ended June 30, 2021.

At June 30, 2022 and September 30, 2021, the Company had customers in the OEM distribution segment whose accounts receivable balance accounted for 10% or more of the Company’s consolidated accounts receivable. Accounts receivable from three customers or their affiliates or contract manufacturers represented 40.4% and 44.0%, respectively, of the Company’s consolidated accounts receivable at June 30, 2022 and September 30, 2021.

NOTE 6     SHARE-BASED COMPENSATION

Stock Options

In October 2021, January 2022 and April 2022, the Company granted options to non-employee directors to purchase an aggregate of 58,000, 83,000 and 49,000 shares, respectively, of its common stock at an exercise price of $2.39, $1.56 and $1.72 per share, respectively. The options expire five years from the date of grant, approximately half vested immediately and approximately half vest one year from the date of grant. The options have a weighted average grant-date fair value of $1.03, $0.72 and $0.81 per share, respectively, and an aggregate grant date fair value of $60,000, $60,000 and $40,000, respectively, which will be recognized ratably over the vesting period.

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

In February 2022, the Company granted options to one of its former non-employee directors to purchase an aggregate of 19,000 shares of its common stock at an exercise price of $1.68 per share. The options vested immediately and expire ten years from the date of grant. The options have a grant-date fair value of $1.07 per share and an aggregate grant-date fair value of $20,000, which was fully recognized on the grant date.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no options exercised during the nine months ended June 30, 2022. During the nine months ended June 30, 2021, the Company issued 147,000 shares of its common stock pursuant to the exercise of stock options for aggregate cash proceeds of $234,000, which had an aggregate intrinsic value of $265,000.

The Company recognized compensation expense for stock option awards of $44,000 and $4,000 during the three months ended June 30, 2022 and 2021, respectively, and $148,000 and $66,000 during the nine months ended June 30, 2022 and 2021, respectively, which was recorded as a component of general and administrative expenses in its condensed consolidated statements of operations. At June 30, 2022, there was $51,000 of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.6 years.

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss)/income	$(419,000)	$244,000	$(595,000)	$608,000
Denominator:
Weighted average common shares outstanding	10,061,000	9,964,000	10,061,000	9,920,000
Dilutive common share equivalents	–	549,000	–	503,000
Weighted average diluted shares outstanding	10,061,000	10,513,000	10,061,000	10,423,000

(Loss)/earnings per share:
Basic	$(0.04)	$0.02	$(0.06)	$0.06
Diluted	$(0.04)	$0.02	$(0.06)	$0.06

The following securities were excluded from the calculation of diluted earnings per share in each period because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Options	1,039,000	10,000	1,039,000	10,000
Warrants	151,000	–	151,000	–
Total potentially dilutive shares	1,190,000	10,000	1,190,000	10,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8     RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward Industries Asia-Pacific Corporation (“Forward China”). The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region.  The Company purchases products at Forward China’s cost and pays Forward China a monthly service fee equal to the sum of: (i) $100,000 and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The Supply Agreement expires October 22, 2023. Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $344,000 and $357,000 during the three months ended June 30, 2022 and 2021, respectively, and $1,056,000 and $1,040,000 during the nine months ended June 30, 2022 and 2021, respectively, which are included as a component of cost of sales upon sales of the related products.

The Company made prepayments to Forward China for inventory purchases of $20,000 and $317,000 at June 30, 2022 and September 30, 2021, respectively, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears an interest rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $30,000 and $32,000, respectively, in the three months ended June 30, 2022 and 2021 and $93,000 and $96,000, respectively, in the nine months ended June 30, 2022 and 2021. The maturity date of this note was extended to December 31, 2023. The maturity date of this note has been extended on several occasions to assist the Company with liquidity. The Company made principal payments of $150,000 on this note during the nine months ended June 30, 2022.

Other Related Party Activity

In October 2020, the Company began selling smart-enabled furniture, which is sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd. (“JustWise”), a company owned by Terence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $356,000 and $413,000 in the three months ended June 30, 2022 and 2021, respectively, and $1,337,000 and $752,000 in the nine months ended June 30, 2022 and 2021, respectively. The Company entered into an agreement with JustWise effective March 1, 2022, under which (i) JustWise will perform design and marketing services related to the Koble products sold by the Company and (ii) the Company was granted a license to sell Koble products. In exchange for such services, the Company will pay JustWise $10,000 per month plus 1% of the cost of Koble products purchased from Forward China. This agreement is effective until August 31, 2022, will be extended thereafter for a mutually agreed upon term and can be terminated thereafter by either party giving three months’ notice. The Company incurred costs of $33,000 and $55,000 under this agreement for the three and nine months ended June 30, 2022, respectively, of which $28,000 and $38,000, respectively, were included in selling and marketing expenses and $5,000 and $17,000 are included as a component of cost of sales upon sales of the related products.

A member of the Company’s Audit, Governance and Compensation Committees of its Board of Directors is also a member of the Board of Directors of a company to whom the Company’s OEM distribution division sold products. The Company recognized revenue of $63,000 from the sale of such products during the three and nine months ended June 30, 2021.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9     LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2022, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operations or cash flows.

NOTE 10     LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with a bank which was renewed in February 2022. The line of credit has a maturity date of May 31, 2023, is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate was 5.5% and 4.0% at June 30, 2022 and September 30, 2021, respectively. At June 30, 2022, the Company had $1,300,000 available under the line of credit. The Company is subject to certain debt-service ratio requirements which are measured annually. At September 30, 2021, the Company was in compliance with such covenants.

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

NOTE 12     LEASES

The Company’s operating leases are primarily for corporate, sales and administrative office space. Cash paid for amounts included in operating lease liabilities for the nine months ended June 30, 2022 and 2021, which have been included in cash flows from operating activities, was $446,000 and $340,000, respectively. Details of operating lease expense are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense included in:
Sales and marketing expense	$15,000	$14,000	$42,000	$42,000
General and administrative expense	145,000	136,000	428,000	412,000
Total	$160,000	$150,000	$470,000	$454,000

At June 30, 2022, the Company’s operating leases had a weighted average remaining lease term of 8.4 years and a weighted average discount rate of 5.7%.

At June 30, 2022, future minimum payments under non-cancellable operating leases were as follows:

Remainder of Fiscal 2022	$155,000
Fiscal 2023	626,000
Fiscal 2024	639,000
Fiscal 2025	556,000
Fiscal 2026	510,000
Thereafter	2,398,000
Total future minimum lease payments	4,884,000
Less imputed interest	(1,061,000)
Present value of lease liabilities	$3,823,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The following discussion and analysis compares our consolidated results of operations for the three and nine months ended June 30, 2022 (the “2022 Quarter” and “2022 Period”, respectively) with those for the three and nine months ended June 30, 2021 (the “2021 Quarter” and “2021 Period”, respectively). Additionally, the twelve months ending September 30, 2022 are referred to as “Fiscal 2022.” All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding our liquidity, plans on repaying outstanding debt obligations, expectations regarding the effect of the pandemic and inflation on our business, as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Risk Factors" in Item 1A of our Form 10-K for the year ended September 30, 2021 and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

The effects of the COVID-19 pandemic continue to impact the retail and OEM distribution segments of our business. The increase in global consumer demand, coupled with the global shipping container shortage, dramatically increased demand for both ocean freight and ground transportation. These factors led to a significant increase in freight costs, particularly from the Asia-Pacific region and most notably in the second quarter of Fiscal 2022. Labor shortages at U.S. ports and in ground transportation services caused container ships to spend a significant amount of time waiting for goods to be unloaded and to arrive at our warehouses. These factors caused an increase in the demand for and cost of ground transportation and delayed consumer availability for many of our products in the first half of Fiscal 2022. The timing and extent of these COVID-19 related transportation disruptions is still largely unknown but are expected to continue into Fiscal 2023.

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

Until the effects of the pandemic have fully receded, we expect business conditions to remain challenging.  In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses and inventory levels; aligning our design and development schedules with demand in a proactive manner to minimize our cash operating costs; pursuing further improvements in the productivity and effectiveness of our development, selling and administrative activities and, where appropriate, taking advantage of opportunities to enhance our business growth and strategy.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Consolidated Results

The table below summarizes our consolidated results of operations for the 2022 Quarter as compared to the 2021 Quarter:

	Consolidated Results of Operations
	2022 Quarter	2021 Quarter	Change ($)	Change (%)
Revenues, net	$10,589,000	$9,965,000	$624,000	6.3%
Cost of sales	8,671,000	7,782,000	889,000	11.4%
Gross profit	1,918,000	2,183,000	(265,000)	(12.1%	)
Sales and marketing expenses	665,000	621,000	44,000	7.1%
General and administrative expenses	1,639,000	1,294,000	345,000	26.7%
Loss from operations	(386,000)	268,000	(654,000)	(244.0%	)
Other expense, net	33,000	24,000	9,000	37.5%
Provision for income taxes	–	–	–	–
Net loss	$(419,000)	$244,000	$(663,000)	(271.7%	)

The discussion that follows below provides further details about our results of operations for the 2022 Quarter as compared to the 2021 Quarter.

Net revenues increased in the OEM and design segments and were partially offset by revenue declines in the retail segment.

Our gross profit decreased, driven by lower profit in the OEM and retail distribution divisions, partially offset by higher profit in the design segment. Gross margin declined from 21.9% in the 2021 Quarter to 18.1% in the 2022 Quarter. Higher utilization and billing rates drove design segment margins higher. However, higher importation and logistics costs drove margins down in both the OEM and retail distribution segments. Management believes there will be continued volatility in OEM and retail distribution cost of sales for the remainder of Fiscal 2022.

Sales and marketing expenses increased in the 2022 Quarter primarily due to an increase in sales related expenses in the design segment, partially offset by lower advertising costs and sales commissions related to our retail distribution segment. Sales and marketing as a percentage of revenues remained relatively flat at 6.3% in the 2022 Quarter. If revenues from the retail segment grow to comprise a larger portion of the overall business, management expects sales and marketing costs, both in total and as a percentage of revenues, to increase in future periods.

General and administrative expenses increased in the 2022 Quarter, primarily related to increases in corporate and design segment expenses. These increases were driven by higher payroll costs and higher cash and non-cash compensation for non-employee board members resulting from the cost cutting measures taken in the 2021 Quarter which were not implemented in the 2022 Quarter. Higher insurance costs accounted for a smaller portion of the increase. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

Net other expense increased due to a decrease in interest income on a customer note receivable, partially offset by a decrease in interest expense resulting from a reduction in the amount of debt outstanding.

We generated a net loss of $419,000 and net income of $244,000 in the 2022 Quarter and 2021 Quarter, respectively. We maintain significant net operating loss carryforwards and do not recognize income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted (loss)/earnings per share were $(0.04) and $0.02 for the 2022 Quarter and the 2021 Quarter, respectively.

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

	Segment Results of Operations
	OEM Distribution	Retail Distribution	Design	Corporate Expenses	Consolidated
2022 Quarter revenues	$4,775,000	$878,000	$4,936,000	$–	$10,589,000
2021 Quarter revenues	4,443,000	1,277,000	4,245,000	–	9,965,000
Change	$332,000	$(399,000)	$691,000	$–	$624,000

2022 Quarter operating income/(loss)	$179,000	$(397,000)	$447,000	$(615,000)	$(386,000)
2021 Quarter operating income/(loss)	360,000	(101,000)	393,000	(384,000)	268,000
Change	$(181,000)	$(296,000)	$54,000	$(231,000)	$(654,000)

OEM Distribution Segment

Net revenues in the OEM distribution segment increased primarily from an increase in sales of diabetic products, partially offset by a decrease in revenues from other products. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to represent a smaller portion of our OEM distribution revenue.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	2022 Quarter	2021 Quarter	Change ($)	Change (%)
Diabetic products	$4,087,000	$3,520,000	$567,000	16.1%
Other products	688,000	923,000	(235,000)	(25.5%	)
Total net revenues	$4,775,000	$4,443,000	$332,000	7.5%

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

Revenues from diabetic products increased in the 2022 Quarter due to shipping and other logistical delays in the 2021 Quarter which delayed recognition of revenue for some customers in the 2021 Quarter and a temporary increase in demand from one customer based on a change in product line. These increases were partially offset by a decrease in demand from another customer due to a computer chip shortage toward the end of the 2022 Quarter, which decreased demand for the related product’s carrying case, and lower overall demand from another customer. As mentioned above, management believes that revenues from diabetic customers will decline in future periods.

Revenues from diabetic products represented 86% of net revenues for the OEM distribution segment in the 2022 Quarter compared to 79% in the 2021 Quarter. The remaining revenues from our OEM distribution segment are described below.

Other Product Revenues

Our OEM distribution segment also sources and sells cases and protective solutions for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products decreased primarily due to lower sales volume with several existing customers. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base.

Operating Income

Operating income for the OEM distribution segment decreased and operating income margin decreased from 8.1% in the 2021 Quarter to 3.7% in the 2022 Quarter, driven by lower gross margins due to a shift in the mix of revenue in each period as well as rising material and importation costs. While revenues increased overall, more revenue was generated from sales to diabetic customers, which yield a lower gross margin, while revenue from other OEM customers, which yield a higher gross margin, declined. The cost of importing all products from China has increased and both the diabetic and other OEM product lines have experienced pricing pressures from customers.

Retail Distribution Segment

Net revenues decreased in the 2022 Quarter primarily due to a reduction in sales volume of some products with one existing retailer. As the cost of products increases and inflation continues to reduce consumer spending, profitability becomes more challenging in the retail segment. We plan to focus our sales and sales support teams on efforts to match our product offerings with consumer demand, strategically increase the volume of revenue from more profitable products and expand these product offerings through additional retailer websites.

The decrease in revenues was coupled with a decrease in gross margin resulting from higher freight, storage and other logistics costs, further increasing the operating loss and operating loss margin from the prior year quarter. This was partially offset by lower sales and marketing expenses driven by lower sales commissions resulting from the decrease in revenue.

Design Segment

The increase in net revenues in the design segment was driven by an increase in projects from new and existing customers, which was partially offset by declines in revenues from certain prior year customers.

Operating income for the design segment increased, but operating income margin decreased slightly from 9.3% in the 2021 Quarter to 9.1% in 2022 Quarter. The increase in gross profit, driven by higher revenues and better utilization and billing rates, was partially offset by an increase in selling, general and administrative expenses due to higher payroll related costs.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2021

Consolidated Results

The table below summarizes our consolidated results of operations for the 2022 Period as compared to the 2021 Period:

	Consolidated Results of Operations
	2022 Period	2021 Period	Change ($)	Change (%)
Revenues, net	$32,517,000	$28,077,000	$4,440,000	15.8%
Cost of sales	25,728,000	21,888,000	3,840,000	17.5%
Gross profit	6,789,000	6,189,000	600,000	9.7%
Sales and marketing expenses	2,106,000	1,802,000	304,000	16.9%
General and administrative expenses	5,177,000	5,102,000	75,000	1.5%
Loss from operations	(494,000)	(715,000)	221,000	(30.9%	)
Other expense/(income), net	101,000	(1,323,000)	1,424,000	(107.6%	)
Provision for income taxes	–	–	–	–
Net (loss)/income	$(595,000)	$608,000	$(1,203,000)	(197.9%	)

The discussion that follows below provides further details about our results of operations for the 2022 Period as compared to the 2021 Period.

Net revenues increased across all segments, most notably in the design segment and to a lesser extent, in the retail and OEM distribution segments.

Our gross profit increased, primarily driven by the increase in revenues, but gross margin dropped slightly from 22.0% in the 2021 Period to 20.9% in the 2022 Period. Better utilization and higher billing rates in the design segment were mostly offset by higher importation and logistics costs, which drove OEM and retail distribution margins down. Management believes there will be continued volatility in OEM and retail distribution cost of sales for the remainder of Fiscal 2022.

Sales and marketing expenses increased in the 2022 Period primarily due to higher advertising and promotional costs coupled with sales commissions related to our retail distribution segment. Sales and marketing as a percentage of revenues increased slightly to 6.5% in the 2022 Period. If revenues from the retail segment grow to comprise a larger portion of the overall business, management expects sales and marketing costs, both in total and as a percentage of revenues, to increase in future periods.

General and administrative expenses increased in the 2022 Period, primarily related to an increase in corporate payroll costs and non-employee board members’ cash and equity compensation due to the cost cutting measures taken in the 2021 Quarter which were not implemented in the 2022 Period. Higher insurance costs and a reduction in certain foreign tax credits received for research and development activities comprised the balance of the increase. These increases were partially offset by lower bad debt expense in the design segment. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

We reported other expense of $101,000 in the 2022 Period as compared to net other income of $1,323,000 in the 2021 Period. The variance is primarily due to the forgiveness of note payable related to the PPP loan in the 2021 Period, which did not recur in the 2022 Period. A decrease in interest income on a customer note receivable and a decrease in interest expense contributed to the balance of the change.

In the 2022 Period, we generated a net loss of $595,000. In the 2021 Period, we generated net income of $608,000, primarily resulting from the $1,357,000 forgiveness of note payable related to the PPP loan, which was not recognized as taxable income per the CARES Act. We maintain significant net operating loss carryforwards and do not recognize income tax expense or benefit as our deferred tax provision is typically offset by a full valuation allowance on our net deferred tax asset.

Consolidated basic and diluted (loss)/earnings per share were $(0.06) and $0.06 for the 2022 Period and the 2021 Period, respectively.

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

	Segment Results of Operations
	OEM Distribution	Retail Distribution	Design	Corporate Expenses	Consolidated
2022 Period revenues	$14,692,000	$2,919,000	$14,906,000	$–	$32,517,000
2021 Period revenues	13,910,000	1,898,000	12,269,000	–	28,077,000
Change	$782,000	$1,021,000	$2,637,000	$–	$4,440,000

2022 Period operating income/(loss)	$1,002,000	$(981,000)	$1,422,000	$(1,937,000)	$(494,000)
2021 Period operating income/(loss)	1,080,000	(490,000)	281,000	(1,586,000)	(715,000)
Change	$(78,000)	$(491,000)	$1,141,000	$(351,000)	$221,000

OEM Distribution Segment

Net revenues in the OEM distribution segment increased primarily due to higher sales of diabetic products coupled with a smaller increase in other OEM product revenue. Revenues from diabetic products increased $655,000 and revenue from other products increased $127,000. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to represent a smaller portion of our OEM distribution revenue.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	2022 Period	2021 Period	Change ($)	Change (%)
Diabetic products	$12,480,000	$11,825,000	$655,000	5.5%
Other products	2,212,000	2,085,000	127,000	6.1%
Total net revenues	$14,692,000	$13,910,000	$782,000	5.6%

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

Revenues from diabetic products increased in the 2022 Period due to shipping and other logistical delays in the 2021 Period which delayed recognition of revenue for some customers in the 2021 Period and a temporary increase in demand from one customer based on a change in product line. These increases were partially offset by a decrease in demand from another customer due to a computer chip shortage toward the end of the 2022 Period, which decreased demand for the related product’s carrying case, and lower overall demand from another customer. As mentioned above, management believes that revenues from diabetic customers will decline in future periods.

Revenues from diabetic products remained consistent at 85% of net revenues for the OEM distribution segment in both the 2022 Period and the 2021 Period. The remaining revenues from our OEM distribution segment are described below.

Other Product Revenues

Our OEM distribution segment also sources and sells cases and protective solutions for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products increased due to an increase in sales volume from existing customers, which was partially offset by declines in business from other customers. We will continue to focus on our sales and sales support teams in our continued efforts to expand and diversify our other products customer base.

Operating Income

Operating income for the OEM distribution segment decreased and operating income margin declined to 6.8% in the 2022 Period from 7.8% in the 2021 Period due to a shift in the mix of revenue and rising material and importation costs. The higher gross margins derived from other products was mostly offset by declining margins on diabetic products. The cost of importing all products from China has increased and both the diabetic and other OEM product lines have experienced pricing pressures from customers, resulting in a decrease in gross margin as compared to the prior year period. The decline in gross margin was partially mitigated by lower selling and marketing costs related to OEM sales commissions.

Retail Distribution Segment

Net revenues increased in the 2022 Period due to an increase in sales volume on some products with certain existing retailers. As the cost of products increases and inflation continues to reduce consumer spending, profitability becomes more challenging in the retail segment. We plan to focus our sales and sales support teams on efforts to match our product offerings with consumer demand, strategically increase the volume of revenue from more profitable products and expand these product offerings through additional retailer websites.

The rising cost of freight, storage and other logistics outpaced the increase in revenue, which led to a decrease in gross profit from the 2021 Period. This was further exacerbated by higher sales and marketing expenses related to sales commissions, advertising and promotional expenses to support the growth in revenue, which increased the operating loss margin from 25.8% in the 2021 Period to 33.6% in the 2022 Period.

Design Segment

The increase in net revenues in the design segment was driven by new customers and an increase in projects from certain existing customers, which was partially offset by declines in revenues from certain prior year customers.

Operating income for the design segment increased and operating income margin improved from 2.3% in the 2021 Period to 9.5% in the 2022 Period. The increase in gross profit, driven by higher revenues and better utilization and billing rates, was further enhanced by a decrease in general and administrative expenses primarily due to a reduction in bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At June 30, 2022, our working capital was $5,067,000 compared to $5,587,000 at September 30, 2021.

At July 31, 2022, we had approximately $2,000,000 cash on hand and $1,300,000 available under our line of credit with a bank which matures May 31, 2023.

Forward China, our largest vendor and an entity owned by our Chairman of the Board and Chief Executive Officer, holds a $1,600,000 promissory note (the “FC Note”) issued by the Company which matures on December 31, 2023 (see Note 8 to the condensed consolidated financial statements). The balance of the FC Note was reduced to $1,450,000 after the Company made principal payments of $150,000 in Fiscal 2022. Although the FC Note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility as deemed necessary. Additionally, Forward China has extended payment terms on our outstanding payables due to them when necessary. We can provide no assurance that (i) Forward China will extend the FC Note again if we request an extension, (ii) Forward China will continue to extend payment terms when we need them, or (iii) any additional credit facility will be available on terms acceptable to us or at all.

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

Cash Flows

During the 2022 Period and 2021 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2022 Period, cash provided by operating activities of $1,158,000 resulted from an increase in accounts payable and amounts due to Forward China of $3,064,000, an increase in accrued expenses and other liabilities of $546,000, an increase in deferred revenue of $436,000, non-cash expenses of $442,000 related to depreciation, amortization, share-based compensation and bad debt expense and the net change in other operating assets and liabilities of $74,000, partially offset by a $2,809,000 increase in inventories and a net loss of $595,000.

During the 2021 Period, cash used in operating activities of $338,000 resulted from an operating loss of $715,000, an increase in inventories of $631,000, an increase in accounts receivable of $595,000, and the net change in other operating assets and liabilities of $72,000, partially offset by an increase of $855,000 in accounts payable and amounts due to Forward China and non-cash expenses of $820,000 relating to depreciation, amortization, share-based compensation and bad debt expense.

Investing Activities

Cash used in investing activities in the 2022 Period and the 2021 Period of $140,000 and $61,000, respectively, resulted from purchases of property and equipment.

Financing Activities

In the 2022 Period, cash used in financing activities of $150,000 consisted of principal payments on the promissory note held by Forward China.

In the 2021 Period, cash used in financing activities of $921,000 consisted of net repayments of the line of credit of $1,000,000, repayments of notes payable and finance leases of $155,000, partially offset by proceeds from stock options exercised of $234,000.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2022, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

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

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2022, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

On June 27, 2022, the Company and Forward China agreed to extend the maturity date of the FC Note to December 31, 2023. As disclosed elsewhere in this report, Forward China is our largest vendor and an entity owned by our Chairman of the Board and Chief Executive Officer.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  August 10, 2022

FORWARD INDUSTRIES, INC.

By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer) By: /s/Anthony Camarda Anthony Camarda Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1		Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2		Asset Purchase Agreement by and among Forward Industries, Inc., Kablooe, Inc., Kablooe Design, Inc. and Tom KraMer dated August 17, 2020+	8-K	8/17/20	2.1
3.1		Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2		Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3		Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4		Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1		Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) (as amended and restated)				Filed
10.1		Consultancy Agreement – Justwise Group Ltd.	10-Q	5/12/22	10.1
31.1		CEO Certification (302)				Filed
31.2		CFO Certification (302)				Filed
32.1		CEO and CFO Certifications (906)				Furnished
101	.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101	.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101	.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101	.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104		Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Forward Industries, Inc.; 700 Veterans Memorial Hwy, Suite 100, Hauppauge, NY 11788; Attention: Corporate Secretary.

