Form 10-K
period 2022-09-30
Forward Industries, Inc.
filed 2022-12-16
CIK 38264

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rue 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

As of March 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12,000,000 based on the closing price as reported on the Nasdaq Stock Market.

There were 10,061,185 shares of the registrant’s common stock outstanding as of December 9, 2022.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended September 30, 2022.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

2

PART I

ITEM 1.        BUSINESS

General

Forward Industries, Inc. (“Forward”, “we”, “our” or the “Company”), through its wholly-owned subsidiaries, Forward Industries (IN), Inc. (“Forward US”), Forward Industries (Switzerland) GmbH (“Forward Switzerland”), Forward Industries UK Limited (“Forward UK”), Intelligent Product Solutions, Inc. (“IPS”), and Kablooe, Inc. (“Kablooe”), is a global design, manufacturing, sourcing and distribution group serving top tier medical and technology customers worldwide. As a result of the continued expansion of our design development capabilities through our wholly-owned subsidiaries, IPS and Kablooe, we are able to introduce proprietary products to the market from concepts brought to us from a number of different sources, both inside and outside the Company.

The principal customer market in our original equipment manufacturer (“OEM”) distribution business has been OEMs or the contract manufacturing firms of these OEM customers, that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. Our OEM products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms. Our OEM customers are located in various regions worldwide.

Our retail distribution business, which we began in 2019, sources and sells smart-enabled furniture, hot tubs and a variety of other products through various online retailer websites to customers predominantly located in the U.S. The rollout of many of these products was delayed by COVID-19 as discussed below. As we expanded our retail distribution network, we have been able to sell a variety of products through retailers such as Best Buy, Wayfair, Walmart, Costco, and Amazon. The manufacturer representative model allows us to engage and support a large sales team and cover a larger territory with a variable cost model as these representatives work on commission only.

We do not manufacture any of our OEM or retail distribution products and source substantially all these products from independent suppliers in China through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). Forward China is owned by our Chairman and Chief Executive Officer.

Our design business provides a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S. Our expertise in various disciplines enables us to serve a wide variety of industries and provide clients with a single source solution for concepts, industrial design, mechanical engineering, embedded software and systems architecture, mobile and enterprise application software, and optical engineering.

The outbreak of the COVID-19 virus had a significant impact on our business. In Fiscal 2020, the business shutdowns resulting from the pandemic disrupted our supply chain and the manufacture and shipment of our OEM products and delayed the rollout of our retail products. Demand for our design and development services was reduced or delayed because of the pandemic as certain customers reduced discretionary spending. In Fiscal 2021, the economy began to open across the world, and consumer demand grew much faster than manufacturers could satisfy, leading to extensive shipping delays, a global shipping container shortage and higher ocean freight costs. This continued to reduce the availability of many of our products and increased their cost of importation. The increase in consumer demand continued in Fiscal 2022, which dramatically increased demand for ocean freight, particularly from the Asia-Pacific region. Labor shortages at U.S. ports and in ground transportation services caused container ships to spend a significant amount of time waiting to be unloaded and to arrive at our warehouses, which caused an increase in the demand for and cost of ground transportation. These factors resulted in further cost increases and delayed consumer availability for many of our products. The impact of inflation in Fiscal 2022 caused an increase in the cost of acquiring and retaining employees in our design business.

The effects of COVID-19 may further impact our business in ways we cannot predict, and such impacts could be significant. The current economic conditions may continue to negatively impact our results of operations, cash flows and financial position in future periods as well as that of our customers, including their ability to pay for our products and services and to choose to allocate their budgets to new or existing projects which may or may not require our products and services. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods.

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

Customers

Our OEM distribution customers are located in all geographic regions worldwide. Our retail distribution customers are predominantly located in the U.S.

Our design business provides product development services for Fortune 500 companies, established mid-level companies, and start-ups. The wide range of industries served includes industrial electronics, medical and dental equipment, food/beverage, certain luxury brands, and oil/gas. Our design customers are located primarily in the U.S.

Products

Our products include carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS location devices, tablets, and firearms). Our products also include smart-enabled furniture, hot tubs and a variety of other products sold through our retail distribution network. We do not manufacture any of our products and we source substantially all our products from independent suppliers in China through Forward China, a related party (see Note 13 to the consolidated financial statements).

Diabetic Products

We sell carrying cases for blood glucose diagnostic kits directly to OEM customers, or their contract manufacturers. These electronic monitoring kits are made for use by diabetics. The diabetic products customer (or its contract manufacturer) packages our carry cases “in box” as a custom accessory for the customer’s blood glucose testing and monitoring kits, or to a much lesser extent, sells them through their retail distribution channels. These kits typically include a small, electronic blood glucose monitor, testing strips, lancets for drawing a drop of blood and our carrying case, customized with the manufacturer’s logo and designed to fit and secure the glucose monitor, testing strips, and lancets in separate straps, pouches, and holders. As the kits and technology change, our carrying case designs change to accommodate the changes in size, shape and layout of the electronic monitoring device, strips and lancet.

Other Products

We also sell carrying and protective solutions to customers for a diverse array of other portable electronic and other products, including sporting and recreational products, bar code scanners, GPS location devices, tablets, and firearms, on a made-to-order basis that are customized to fit the products sold by our customers. Our selling prices for these products vary across a broad range, depending on the size and nature of the product for which we design and sell the carry solution.

Retail Products

In Fiscal 2020, as a result of the build out and growth of our retail distribution network, we began selling smart-enabled products, such as speakers and lamps that provide lighting and sound with Bluetooth® connectivity. In Fiscal 2021, we began expanding our retail product offerings to include additional smart-enabled furniture, such as desks and side tables, as well as hot tubs and various other products that are sold through retailer websites.

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

In the retail division, we work with various retailers to understand their product requirements and specifications and consumer demand and utilize our sourcing resources to obtain products that meet these needs. Additionally, we have a portfolio of retail products that we share with retailers to gauge the level of consumer interest. We receive design and marketing services for some retail products from The Justwise Group Ltd., a company owned by Terence Wise, our Chairman, Chief Executive Officer and largest shareholder.

Services

Services offered in our design business vary from full development utilizing a wide range of in-house design and engineering functions, to targeted design and engineering support for clients with in-house development teams. Our in-house capabilities include the following:

•	Electrical Engineering
•	Mechanical Engineering
•	Software Engineering
•	Industrial Design
•	User Experience/User Interface (UX/UI) Design and Development
•	Optical Engineering
•	Program Management
•	IoT System Architecture
•	Marketing
•	IT Support

Distribution

Channels of Distribution

We primarily ship our OEM distribution products directly to our customers (or their contract manufacturers), who package our accessory products “in box” with their branded products. Some of our customers also purchase certain of our products and offer them for sale as stand-alone accessories to complement their product offerings.

We primarily ship our retail distribution products directly to end customers from distribution centers located in the U.S. and Canada. We may also ship certain retail products directly to some larger retailers. We continue to evaluate our strategy for the retail distribution business in an effort to increase profitability and match our product offerings with consumer demand.

Distribution Hubs for Customers

We have arrangements with certain customers’ distribution hubs. These arrangements obligate us to supply our products to our customers’ distribution hubs where their products are manufactured, kitted, and/or warehoused pending sale, and where our products are packaged “in box” with the distribution customers’ products. The product quantities we are required to supply to each distribution hub are based on the distribution customer’s purchase orders and forecasts. We do not recognize revenue for product shipped to a customer’s hub until we have been notified by our customer that our product has been used by the distribution hub. Hub arrangements have had the general effect of providing financing for our customers’ inventory purchases by extending the time between our placement of orders to our suppliers and the time that we are able to recognize revenue. The corollary effect is an increase in our inventory levels.

Third-Party and Consignment Warehouses

We also have arrangements with third-party warehouses and consignment warehouses of major retailers in the U.S. and Canada to store, manage and ship our retail products. We do not recognize revenue for retail products shipped to any of these warehouses until the product has been shipped to the end customer and our performance obligation is complete.

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

Dependence on Sourcing Agent

We have a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that Forward China acts as our exclusive buying agent for the products we sell. Forward China also arranges for sourcing, manufacture and exportation of such products. We purchase products at Forward China’s cost and pay them a monthly service fee calculated at $100,000 plus 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The Supply Agreement has been extended to October 22, 2023. Terence Wise, our Chairman, Chief Executive Officer and largest shareholder, is the owner of Forward China. See “Item 1A. – Risk Factors” regarding our dependence on Forward China.

Suppliers

We procure substantially all our OEM and retail distribution products from independent suppliers in China through Forward China. Depending on the product, we may require several different suppliers to furnish component parts or pieces. We place orders for particular products and do not have minimum supply requirement agreements to guarantee a supply of finished product, nor have we made purchase commitments to purchase minimum amounts. However, from time to time, we may order certain OEM products in advance of receiving a customer purchase order, or in quantities in excess of those forecasted to us by our customer, for which they are contractually obligated to us, in order to meet our customers’ anticipated delivery demands.

There are very few suppliers required for the design segment of the business as it is a service-based business. We do, however, purchase supplies and equipment to develop prototypes or “mock-ups” for design and development projects. Design business suppliers are predominantly based in the United States.

Quality Assurance

Forward’s quality assurance manager oversees the process to ensure that our distribution products manufactured in China meet our quality assurance standards. The quality assurance manager independently verifies and supervises the inspection of products provided by independent contractors in China. In July 2015, Forward China received its ISO 9001:2008 quality certification, which was renewed and is valid until July 2024.

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

Design Business

The depth and breadth of services offered and industries served by our design segment are unique. Our management team is aware that there are very few competitive firms that have the full set of capabilities that our design segment has under one roof. There are, however, numerous design and engineering companies that compete with us in specific industries and/or with specific targeted skills or have competitive advantages.

Human Capital/Employees

As of November 30, 2022, we had approximately 100 employees, substantially all of whom work full-time, none of which are covered by a collective bargaining agreement. We hire consultants on an as-needed basis.

Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work and have opportunities for growth and development. We are committed to creating and maintaining a work environment in which employees are treated with respect and dignity. We value our diverse employees and provide career and professional development opportunities that foster the success of our company.

An effective approach to human capital management requires that we invest in talent, development, culture and employee engagement. We aim to create an environment where our employees are encouraged to make positive contributions and fulfill their potential. We emphasize our core values of innovation, encouragement, motivation, and curiosity with our employees to instill our culture and create an environment of growth and positivity.

Our Compensation Committee is also actively involved in reviewing and approving executive compensation, and succession plans so that we have leadership in place with the requisite skills and experience to deliver results the right way. We offer fair, competitive compensation and benefits that support our employees’ overall wellbeing. In addition to health benefits, we contribute to employees’ 401(k) plans and offer student tuition reimbursement (if certain requirements are met).

Impact of COVID-19

The health and well-being of our employees is of utmost importance to us. Starting in March 2020, the majority of our employees transitioned to a remote workforce. Since that time, our employees have demonstrated resilience, wisdom, commitment, and compassion in working with our customers. As conditions improved, employees in the U.S. were encouraged to return to their offices. We encourage all employees to follow Centers for Disease Control and Prevention and local guidelines and recommendations.

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

We have not been engaged in any environmental litigation or incurred any material costs related to compliance with environmental or other regulations. From time to time, we incur chemical and/or safety laboratory testing expenses in order to address customer requests regarding our product materials or method of manufacture, or regarding their packaging methods and standards.

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

Available Information

Our corporate website is www.forwardindustries.com. On our website under “Investors” "SEC Filings", we make available access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), free of charge. The contents of the website are not incorporated into this report.

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

Risks Relating to Our Business, Liquidity and Operations

The COVID-19 pandemic and measures intended to prevent its spread have had, and may continue to have, a material and adverse effect on our business and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have weighed on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity in the past. Small businesses, which represent a large portion of our design customers, were impacted particularly hard. The pandemic resulted in government authorities and businesses implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lockdown orders, school closures, and business limitations and shutdowns. Such measures contributed significantly to increased unemployment and negatively impacted consumer and business spending. Business shutdowns disrupted our supply chain and the manufacture or shipment of our products and delayed the rollout of our retail distribution products. While many of the foregoing developments have largely subsided since the pandemic’s peak, there can be no assurances that a subsequent wave will not occur in the future or that a new, potentially more contagious or dangerous variant will not arise.

Various regions throughout China have been subject to government mandated Covid lockdowns.  While these lockdowns have not had a material impact on our ability to source product, there is no assurance that future actions will not affect our supply chain.  The timing and extent of these lockdowns, as well as the potential impact on our business, are largely unknown and difficult to predict.  Disruption of our key suppliers could have a material impact on our ability to source product and the related cost of these products.

Even after the COVID-19 pandemic has completely subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn. For example, in the U.S. and other countries, stimulus packages, rising inflation and demand and other developments during and in the wake of the pandemic have created an inflationary market environment, and in response the Federal Reserve and foreign entities have imposed significant interest rate increases which have resulted in the increased likelihood of a recession in the short-term.

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

During Fiscal 2022, we generated an operating loss and negative cash flow from operations. We cannot assure you that we will regain profitability in the future.

In Fiscal 2022, we generated an operating loss of approximately $1,240,000. We can provide no assurance that we will not continue to experience operating losses. In addition to our $1,300,000 commercial line of credit (the “Line of Credit”), none of which has been utilized as of the date of this report, Forward China holds a $1,400,000 note which is due December 31, 2024. Forward China, which is owned by our Chief Executive Officer and Chairman of the Board, has previously agreed to extend this note numerous times to assist the Company with its liquidity. We cannot provide you with any assurance that Forward China will continue to grant us extensions on this note. If we cannot generate sufficient revenues to operate profitably, we may be forced to cease, limit or suspend operations, or we may be required to raise capital or incur additional debt to maintain or grow our operations. There is no assurance that we will be able to raise such capital and if so on terms that are not onerous and dilutive to the Company and its shareholders. While we believe that our existing cash resources are sufficient to support our growth strategy, there can be no assurances that our growth strategy will be successful or that we will earn a return on these investments.

Our OEM distribution business remains highly concentrated in our diabetic products line. If our diabetic products line were to suffer the loss of a principal customer or a material decline in revenues from any such large customer, our business would be materially and adversely affected.

Revenues from diabetic products accounted for 85% of our OEM distribution revenues in Fiscal 2022, and OEM distribution revenue accounted for approximately 43% of our overall revenue in Fiscal 2022. As a result, our financial condition and results of operations are subject to higher risk from the loss of a major diabetic products customer or changes in their business practices. For example, in 2018 a new diabetes monitoring product was brought to the market which does not use a carrying case. If our customers use new solutions in their diabetes product lines that do not use carrying cases, our business would be materially and adversely affected.

The loss of any of, or a material reduction in orders from, our largest customers would materially and adversely affect our results of operations and financial condition.

Each of our distribution and design businesses can at times be concentrated with certain larger customers. Our largest design customer accounted for 10.6% of our consolidated net revenue in Fiscal 2022. Further, two distribution customers accounted for 23.0% of our consolidated net revenue in Fiscal 2022 and three distribution customers represented 36.8% of our consolidated net revenue in Fiscal 2021. Although our customer concentration changes from year to year, and we continue our efforts to diversify our business, we cannot provide any assurance that we will be successful. The loss of any of these customers would have a material adverse effect on our financial condition, liquidity and results of operations.

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

Rising threats of international tariffs, including tariffs applied to goods traded between the U.S. and China, could materially and adversely affect our business and results of operations. Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials and products. More specifically, throughout 2020 and 2019, the U.S. and China imposed tariffs or announced proposed tariffs to be applied in the future to certain of each other’s exports. As of the date of this report, the Company had not been directly affected by any tariffs previously implemented by former President Trump on the medical technology industry which remain in place pending the Biden Administration’s continued review of the tariffs. However, we do not know if the Biden administration will implement any new tariffs or alter current tariffs. If any such tariffs or any restrictions are imposed on products that we import for our customers, we would be required to raise our prices, which may result in the loss of customers and harm our business. Additionally, some of our non-diabetic distribution customers and customers in the design and development business have been affected by these tariffs, specifically those who manufacture electronic products. This may cause these customers to reduce the amount of discretionary spending they use on outsource product design and engineering services supplied by our design segment.

Changes in political conditions in China and changes in the state of China-U.S. relations, including any tensions relating to potential military conflict between China and Taiwan, are difficult to predict and could adversely affect the operations or financial condition of the Company. In addition, because of our involvement in the Chinese market, any deterioration in political or trade relations might cause a public perception in the U.S. or elsewhere that might cause our business to become less attractive. Such an impact could adversely affect our revenues and cash flows. In an effort to reduce the impact of this potential disruption, we continue to explore low-cost opportunities from non-China manufacturers. We can provide no assurance that we will obtain alternate sources or that our mitigation efforts will prevent any such disruptions.

We continue to encounter pressure from our largest customers to maintain or even decrease prices, or to provide lower priced solutions, and expect such pressure to persist. The effects of such price constraints on our business may be exacerbated by inflationary pressures that affect our costs of supply and labor.

During Fiscal 2022, we continued to experience significant pricing pressure from many customers, including some of our largest customers, to reduce the prices we charge them. When we are unable to extract comparable concessions from our suppliers on prices they charge us, our product sales margins erode. The recent inflationary environment in the U.S. and globally has caused production costs to increase in Fiscal 2022. Similarly, due to continued trends of high demand and low supply in the labor market which have persisted despite Federal Reserve interest rate increases, the cost of labor has risen in both our design and distribution businesses. These developments have a material adverse impact on our margins and our ability to achieve or maintain profitability. In addition, competitors may reduce their average selling prices faster than we are able to reduce costs, which can also accelerate the rate of decline of our selling prices.

In addition to margin compression from customers in general, we are encountering increased costs from our Chinese suppliers who are reacting to inflationary increases in materials and labor costs incurred by them. In addition, prices that our Chinese vendors charge to us may reflect appreciation of the Chinese currency against the U.S. dollar, which can be passed through to us in the form of higher U.S. dollar prices. This in turn will tend to reduce gross profit if we are unable to raise our prices. Any decrease in demand for our products or services, coupled with pressure from the market and our customers to decrease our prices, would have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, we depend significantly on Forward China as our exclusive buying agent for substantially all of our component parts. As a result, we have limited visibility as to our supplier base, making it difficult to forecast future events and to plan our operations. In addition, if Forward China fails to satisfactorily perform its obligations, including payment obligations, to our suppliers or its duties to us as our exclusive buying agent as a result of financial or other difficulties or for any other reason, or if our relationship with Forward China was to suffer or we are unable to extend our agreement with Forward China which expires in October 2023, we could suffer irreparable harm resulting in substantial damage to the distribution business.

Our business has benefited from customers deciding to outsource their carry and protective solutions assembly needs, as well as product development and design functions, to us. If our customers choose to provide these services in-house or select other providers, our business could suffer.

Our future revenue growth partially depends on new outsourcing opportunities from our current and prospective customers. Current and prospective customers continuously evaluate our performance against other providers. They also evaluate the potential benefits of developing, designing, manufacturing and transporting their products themselves. To the extent that outsourcing opportunities are not available either due to these customers deciding to develop, design, produce or transport these products themselves or to use other providers, our financial results and future growth could be materially adversely affected.

If we are unable to provide our customers with high-quality products and services or if we are unable to deliver our products and/or services to our customers in a timely manner, our business, financial condition, and results of operations may be materially adversely affected.

In order to maintain our existing customer base and obtain business from new customers, we must demonstrate our ability to develop, design and produce products and services at the level of quality, responsiveness, timeliness, and cost that our customers require. If our products or services are provided at what customers believe are of a substandard quality, if they are not delivered on time, if we are not responsive to our customers’ demands or cannot meet their needs, our reputation as a reliable supplier of high-quality products and a sophisticated product designer and developer would likely be damaged. If we are unable to meet anticipated product and service standards imposed by contractual arrangements, customer expectations, industry practices, regulatory requirements and competitive forces, we may be unable to obtain new or keep our existing customers, and this would have a material adverse effect on our business, financial condition, and results of operations.

If our design teams fail to complete a project in a timely manner, miss a required performance standard, or otherwise fail to adequately perform on a project, then we may incur a loss on that project.

Our design engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date and/or at a fixed fee. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from government inaction, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, and labor disruptions. Furthermore, our entrance into fixed price arrangements mean that if the costs of supplies, labor and other resources rise due to shortages, heightened demand, inflation or other factors, our margin for a given project will decline. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability on that project or in general. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

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

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees or agents could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with various procurement regulations, regulations regarding the protection of confidential information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. For example, the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct. However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees or agents. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

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

Future revenues are difficult to predict and are likely to show significant variability as a consequence of customer concentration and operating in multiple segments.

Because our revenues can at times be concentrated in a few large customers, and because the volumes of these customers’ order flows to us can fluctuate markedly in a short period of time, our quarterly revenues, and consequently our results of operations, may be highly variable and subject to significant changes over a relatively short period of time. Our largest OEM distribution customers may keep consumer products with which our carry solutions are packaged “in-box” in active promotion for many months, or for a very short period of time, depending on various factors, including sales trends for the product, product development cycles, new product introductions, and our customers' competitors' product offerings. As demand for the consumer product relating to the in-box program matures and decreases, we may be forced to accept significant price and/or volume reductions in customer orders for our carry solutions, which will adversely affect revenues. Additionally, our large design and development customers may have their budgets limited from many factors including economic declines (resulting from a pandemic or any other reason) causing discretionary budgets to decline or may from-time-to-time choose to do their development work in-house. Further, in our design and development business customers may decline to use us for future work after a project is completed, which may be due to lack of continued need for our services after their product has been developed, produced and marketed or because they are dissatisfied with our pricing or performance. All of these factors tend to lead to a high degree of variability in our quarterly revenue levels. Significant, rapid shifts in our operating results may occur if and when one or more of these customers increases or decreases the size(s) of, or eliminates, their orders or engagement from us by amounts that are material to our business.

Our gross margins, and therefore our potential profitability, vary considerably by customer and by product and service offering, and if the revenue contribution from one or more customers or products or project changes materially, relative to total revenues, our gross profit percentage may fluctuate.

Our gross profit margins on the products and services we sell can vary widely depending on the product or project type, customer, and contract or order size. Because of the broad variability in price ranges and product and project types, we anticipate that gross margins, and accordingly their impact on operating income or loss, may fluctuate depending on the relative revenue contribution from each customer or product. Similarly, because we offer a wide range of products and services which often vary with each customer and project, we face challenges in maintaining and enhancing operational efficiencies. For example, because of the range of products and services we offer and our general lack of specializations within our fields relative to some of our competitors, we may not enjoy the advantages offered by more focused or streamlined operations, such as economies of scale or improved production capabilities from our labor, facilities, and procedures with the passage of time. If our gross margins decrease, our results of operations will be adversely affected.

Product manufacture is often outsourced by our distribution customers to contract manufacturing firms in China and in these cases, it is the contract manufacturer to which we must look for payment.

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

Our dependence on foreign manufacturers creates quality control and other risks to our business. From time to time, we may experience certain quality control, on-time delivery, cost, or other issues that may jeopardize customer relationships.

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

Our shipments of products may become subject to delays or cancellation due to work stoppages or slowdowns, piracy, damage to port facilities, and congestion due to inadequacy of port terminal equipment and other causes.

To the extent that there are disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination as a result of labor disputes, work-rules related slowdowns, tariff or World Trade Organization-related disputes, piracy, physical damage to port terminal facilities or equipment caused by severe weather or terrorist incidents, congestion in port terminal facilities, inadequate equipment to load, dock and offload container vessels or energy-related tie-ups or otherwise, or for other reasons, product shipments to our customers will be delayed. For example, in March 2021, a container ship carrying some of our products ran aground in the Suez Canal and was immobilized for six days. Although this accident did not have a material adverse effect on our business, there is no assurance that, if it happened again, that it would not. In any such case, our customers may cancel or change the terms of its purchase order, resulting in a cancellation or delay of payments to us. A closure or partial closure of port facilities or other causes of delays in the loading, importation, offloading or movement of our products to the shipping destination agreed to with our customer could result in increased expenses, as we try to avoid such delays, delayed shipments or cancelled orders, or all of the above. Depending on the severity of such consequences, this may have an adverse effect on our financial condition and results of operations.

Issues with our products or services may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities that could divert resources, affect business operations, decrease sales, increase costs, and put us at a competitive disadvantage, any of which could have a significant adverse effect on our financial condition.

We may experience issues with products that we source or develop, or with the services we render, that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for products or services, decreased willingness by retailer customers to purchase our products or procure our services, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other companies not affected by similar issues with products and services, any of which could have a significant adverse effect on our financial condition and results of operations. Although the Company carries product liability insurance and works with its customers to satisfy product quality concerns (the cost of such efforts are typically covered by our sourcing agent, Forward China) we can provide no assurance that customers will not seek damages beyond what we warranty or beyond our insurance coverage. Although we have not had significant claims for damages or losses from the products we distribute in our distribution business or assist in the development, design or production of in our design business, any uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, prospects, results of operations or financial condition.

The product distribution and design businesses are highly competitive and do not pose significant barriers to entry.

There are many competitors in the sale of carry solutions products to our customers including OEMs, and competition is intense. Since little or no significant proprietary technology is involved in the design, production or distribution of the types of products we sell, others may enter the business with relative ease and compete against us. Such competition may result in the diminution of our market share or the loss of one or more major customers, thereby adversely affecting our net revenues, results of operations, and financial condition. Further, with respect to our design business, while management believes there are a limited number of customers offering the broad range of design and development services we do, there are numerous design and engineering companies that compete with us in specific industries and/or with specific targeted skills or competitive advantages, and some prospective customers might prefer a competitor that focuses in a specialty area in which they operate or target over an offering such as ours that is not limited to any specific industry or product type.

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

Third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could have a material adverse effect on our business, results of operations and financial condition. In addition to our products, potential adverse developments involving intellectual property described above may occur with respect to customers’ products incorporating our products or services that we render.

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

We lease space for our data center for power, security, connectivity and other services. We also rely on third-party providers for bandwidth. We do not control these vendors and it would take significant time and effort to replace them. We have experienced, and may experience in the future, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints.

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

Terence Wise, our Chairman and Chief Executive Officer, is a significant shareholder who beneficially owns approximately 18% of the outstanding shares of our common stock as of December 9, 2022. Mr. Wise has substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. In addition, such influence by Mr. Wise could have the effect of discouraging potential business partners or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to increase revenue in each succeeding quarter and achieve and thereafter maintain profitability;
•	Our failure to meet our revenue and earnings guidance or our failure to meet financial analysts’ performance expectations;
•	The loss of Forward China as our agent;
•	Cybersecurity breaches;
•	The loss of customers or our failure to attract more customers;
•	Creditworthiness and solvency of clients;
•	Loss of key employees;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	An adverse court ruling or regulatory action;
•	Changes in regulatory practices, including tariffs and taxes;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of any financing or a change in the direction of our business;
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments; or
•	Other forces outside of our control such as inflation, Federal Reserve interest rate increases and the recessionary environment it could bring, geopolitical turmoil such as the recent Ukraine war, and other developments that could adversely impact the U.S. and global economies and erode investor sentiment.

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

Our common stock trades on Nasdaq. Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. At December 9, 2022, our closing price was $1.25. If we fail to meet these continued listing requirements, Nasdaq may take steps to delist our common stock. If our common stock is delisted from The Nasdaq Capital Market, we could face significant material adverse consequences, including:

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

We lease 14,000 square feet in Hauppauge, New York for our executive offices and IPS, which we rent under a lease agreement scheduled to expire in 2027. The lease has annual escalations and rent payments were approximately $30,000 per month during Fiscal 2022.

We lease 11,000 square feet in Coon Rapids, Minnesota for Kablooe, which we rent under a lease agreement scheduled to expire in June 2026. The lease has annual escalations and rent payments were approximately $10,000 per month during Fiscal 2022.

ITEM 3.        LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As of September 30, 2022, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its business.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The principal market for our common stock is Nasdaq. Our common stock is traded under the symbol “FORD”.

On December 9, 2022, the closing price for our common stock was $1.25.

Holders of Common Stock

At November 30, 2022, there were approximately 70 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

ITEM 6.        RESERVED

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. The following discussion and analysis compares our results of operations for the year ended September 30, 2022 (“Fiscal 2022”) with those for the year ended September 30, 2021 (“Fiscal 2021”). All dollar amounts and percentages presented herein have been rounded to approximate values. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors.”

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

Business Overview

Forward Industries, Inc. is a global design, manufacturing, sourcing and distribution group serving top tier medical and technology customers worldwide. As a result of the continued expansion of our design development capabilities through our wholly-owned subsidiaries, IPS and Kablooe, the Company is now able to introduce proprietary products to the market from concepts brought to it from a number of different sources, both inside and outside the Company.

Our design division provides hardware and software product design and engineering services to customers predominantly located in the U.S. Our OEM distribution division sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to OEMs, or their contract manufacturers worldwide, that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. Our retail distribution division sources and sells smart-enabled furniture, hot tubs and various other products through various online retailer websites to customers predominantly located in the U.S.

The effects of the COVID-19 pandemic continue to impact the retail and OEM distribution segments of our business. The increase in global consumer demand, coupled with the global shipping container shortage, dramatically increased demand for both ocean freight and ground transportation. These factors led to a significant increase in freight costs, particularly from the Asia-Pacific region and most notably in Fiscal 2022. Labor shortages at U.S. ports and in ground transportation services caused container ships to spend a significant amount of time waiting for goods to be unloaded and to arrive at our warehouses. These factors caused an increase in the demand for and cost of ground transportation and delayed consumer availability for many of our products in Fiscal 2022. The timing and extent of these COVID-19 related transportation disruptions are still largely unknown but are expected to continue into Fiscal 2023.

The effects of the pandemic had a lesser impact on the design segment of our business. Rising inflation caused an increase in the cost of acquiring and retaining our employees, particularly in the second half of Fiscal 2022. The timing and extent of future inflation is difficult to predict, but we expect these rising costs to continue into Fiscal 2023.

The effects of COVID-19 may further impact our business in ways we cannot predict, and such impacts could be significant. The current economic conditions may continue to negatively impact our results of operations, cash flows and financial position in future periods as well as that of our customers, including their ability to pay for our products and services and to choose to allocate their budgets to new or existing projects which may or may not require our products and services. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods.

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

Critical Accounting Policies and Estimates

We have identified the accounting policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The discussion below is not intended to be comprehensive. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management’s judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion of the applications of these and other accounting policies, see “Item 8. Financial Statements and Supplementary Data” in this report. The preparation of our consolidated financial statements requires us to make estimates and assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition

OEM Distribution Segment

The OEM distribution segment recognizes revenue when finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. If the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying consolidated balance sheets.

Retail Distribution Segment

The retail distribution segment sells products primarily through online websites operated by authorized third-party retailers. Revenue is recognized when control, as defined in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”, of the related goods is transferred to the retailer, which generally occurs upon shipment to the end customer. Other than product delivery, the retail distribution segment does not typically have other deliverables or performance obligations associated with its products. Revenue is measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances taken by retailers for product returns and any taxes collected from customers that will be remitted to governmental authorities. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying consolidated balance sheets.

Design Segment

The design segment applies the “cost to cost” and “right to invoice” methods of revenue recognition to its contracts with customers. The design segment typically engages in two types of contracts: (i) time and material and (ii) fixed price. The Company recognizes revenue over time on its time and material contracts utilizing a “right to invoice” method. Revenues from fixed price contracts that require performance of services that are not related to the production of tangible assets are recognized by using cost inputs to measure progress toward the completion of its performance obligations, or the “cost to cost” method. Revenues from fixed price contracts that contain specific deliverables are recognized when the performance obligation has been satisfied or the transfer of goods to the customer has been completed and accepted.

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

Segment Reporting

We have three reportable segments: OEM distribution, retail distribution and design. The OEM distribution segment sources and distributes carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices directly to OEMs or their contract manufacturers worldwide. The retail distribution segment sources and sells smart-enabled furniture, hot tubs and a variety of other products through various online retailer websites to customers predominantly located in the U.S. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S.

Our chief operating decision maker (“CODM”) regularly reviews revenue and operating income for each segment to assess financial results and allocate resources. For our OEM and retail distribution segments, we exclude general and administrative and general corporate expenses from their measure of profitability as these expenses are not allocated to the segments and therefore not included in the measure of profitability used by the CODM. For the design segment, general and administrative expenses directly attributable to that segment are included in its measure of profitability as these expenses are included in the measure of its profitability reviewed by the CODM. We do not include intercompany activity in our segment results to be consistent with the information that is presented to the CODM. Segment assets consist of accounts receivable and inventory, which are regularly reviewed by the CODM, as well as goodwill and intangible assets resulting from design segment acquisitions (see Note 15 to the consolidated financial statements).

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

Goodwill and Intangible Assets

We review goodwill for impairment at least annually, or more often if triggering events occur. We have two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not need to perform a quantitative impairment test for the reporting unit. If we cannot support such a conclusion or do not elect to perform the qualitative assessment, then we will perform the quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying amount, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. There were no indications of goodwill impairment in Fiscal 2022 or Fiscal 2021.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. There were no indications of impairment of intangible assets in Fiscal 2022 or 2021.

Recent Accounting Pronouncements

In November 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” ASU 2019-11 is an accounting pronouncement that provides clarity to and amends earlier guidance on this topic and would be effective concurrently with the adoption of such earlier guidance. This pronouncement is effective for us for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. We are currently evaluating the effects of this pronouncement on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions to the general principles in Topic 740 and provides consistent application of U.S. GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. We adopted this guidance in the first quarter of fiscal 2022 with no material impact to our consolidated financial statements.

RESULTS OF OPERATIONS FOR FISCAL 2022 COMPARED TO FISCAL 2021

Consolidated Results

The table below summarizes our consolidated results of operations for Fiscal 2022 as compared to Fiscal 2021:

	Consolidated Results of Operations
	Fiscal 2022	Fiscal 2021	Change ($)	Change (%)
Net revenues	$42,337,000	$39,022,000	$3,315,000	8.5%
Cost of sales	33,969,000	30,888,000	3,081,000	10.0%
Gross profit	8,368,000	8,134,000	234,000	2.9%
Sales and marketing expenses	2,855,000	2,503,000	352,000	14.1%
General and administrative expenses	6,753,000	6,396,000	357,000	5.6%
Loss from operations	(1,240,000)	(765,000)	(475,000)	62.1%
Other expense/(income), net	135,000	(1,289,000)	1,424,000	(110.5%	)
Income tax provision	3,000	–	3,000	–
Consolidated net (loss)/income	$(1,378,000)	$524,000	$(1,902,000)	(363.0%	)

The increase in net revenues in Fiscal 2022 was primarily driven by revenue growth in the design segment and to a lesser extent, revenue growth in the retail segment, which was partially offset by a decline in revenue in the OEM distribution segment.

Gross profit increased $234,000, but gross margin declined from 20.8% in Fiscal 2021 to 19.8% in Fiscal 2022. Better utilization and higher billing rates in the design segment were mostly offset by higher importation and logistics costs, which drove OEM and retail distribution margins down. Due to inflation and the continued uncertainty surrounding supply chain stability, management believes there will be continued volatility in OEM and retail distribution cost of sales in Fiscal 2023.

Sales and marketing expenses increased due to higher advertising and promotional costs, primarily in the retail segment. Sales and marketing expenses as a percentage of revenue increased from 6.4% in Fiscal 2021 to 6.7% in Fiscal 2022. If revenues from the retail segment grow to comprise a larger portion of the overall business, management expects sales and marketing costs, both in total and as a percentage of revenue, to increase in future periods.

General and administrative expenses increased in Fiscal 2022, primarily related to an increase in payroll costs and non-employee board members’ cash and equity compensation due to the cost cutting measures taken in Fiscal 2021 which were not implemented in Fiscal 2022. These increases were partially offset by lower bad debt expense. Management continues to monitor the various components of general and administrative expenses and how these costs are affected by inflationary and other factors. We intend to adjust these costs as needed based on the overall needs of the business.

We reported other expense of $135,000 in Fiscal 2022 as compared to other income of $1,289,000 in Fiscal 2021. The variance is primarily due to the $1,357,000 forgiveness of note payable related to the Paycheck Protection Program loan (“PPP loan”) and to a lesser extent, driven by a decrease in interest income on a note receivable from a customer which was fully reserved for in Fiscal 2019.

In Fiscal 2022, we recorded a tax provision of $3,000, generated a loss before income taxes of $1,376,000 and had an effective tax rate of (0.2%). In Fiscal 2021, we recorded no tax provision or benefit, and we generated income before income taxes of $524,000, primarily resulting from the $1,357,000 forgiveness of note payable related to the PPP loan. The forgiveness of the PPP loan was not recognized as taxable income per the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). We maintain significant net operating loss carryforwards and do not recognize a significant income tax provision or benefit as our deferred tax provision is typically offset by maintaining a full valuation allowance on our net deferred tax assets.

Consolidated basic and diluted earnings/(loss) per share was $(0.14) and $0.05 for Fiscal 2022 and Fiscal 2021, respectively.

Segment Results

The discussion that follows below provides further details about the results of operations for each segment as compared to the prior year.

	Segment Results of Operations
	OEM Distribution	Retail Distribution	Design	Corporate Expenses	Consolidated
Fiscal 2022 revenues	$18,036,000	$4,130,000	$20,171,000	$–	$42,337,000
Fiscal 2021 revenues	19,290,000	3,183,000	16,549,000	–	39,022,000
Change	$(1,254,000)	$947,000	$3,622,000	$–	$3,315,000

Fiscal 2022 operating income/(loss)	$905,000	$(1,809,000)	$2,148,000	$(2,484,000)	$(1,240,000)
Fiscal 2021 operating income/(loss)	1,479,000	(779,000)	603,000	(2,068,000)	(765,000)
Change	$(574,000)	$(1,030,000)	$1,545,000	$(416,000)	$(475,000)

OEM Distribution

Net revenues in the OEM distribution segment declined due to reduced revenues in the sale of diabetic products and, to a lesser extent, a decline in other OEM product revenue. Revenues from diabetic products declined $1,185,000 and revenues from other products declined $69,000. As consumer demand increases for diabetic testing products which require no carrying case, we expect diabetic product sales to represent a smaller portion of our OEM distribution revenue.

The following tables set forth revenues by product line of our OEM distribution segment customers for the periods indicated:

	OEM Revenues by Product Line
	Fiscal 2022	Fiscal 2021	Change ($)	Change (%)
Diabetic products	$15,403,000	$16,588,000	$(1,185,000)	(7.1%	)
Other products	2,633,000	2,702,000	(69,000)	(2.6%	)
Total net revenues	$18,036,000	$19,290,000	$(1,254,000)	(6.5%	)

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

Revenues from diabetic products declined due to lower revenues from all major diabetic customers due to a reduction in the volume of orders from most major diabetic customers. An increase in competition and continued pricing pressures, driven by inflation and in some cases a transition to lower cost carrying cases, drove diabetic revenues down further. These declines were partially offset by a net increase in revenue from other diabetic customers which were less significant. As mentioned above, management believes that revenues from diabetic customers will continue to decline.

Revenues from diabetic products represented 85% of net revenues for the OEM distribution segment in Fiscal 2022 compared to 86% in Fiscal 2021.

Other Product Revenues

Our OEM distribution segment sources and sells cases and protective solutions for a diverse array of portable electronic and non-electronic products (such as sporting and recreational products, bar code scanners, GPS devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers.

Revenues from other products decreased due to a decrease in sales volume from certain existing customers, which was offset by increases in business from other customers. We will continue to focus on our sales and sales support teams in our attempt to expand and diversify our other products customer base.

Operating Income

Operating income for the OEM distribution segment declined and operating income margin declined to 5.0% in Fiscal 2022, compared to 7.7% in Fiscal 2021, primarily due to rising material and importation costs and continued pricing pressure from our major diabetic customers. The cost of importing all products from China has increased and both the diabetic and other OEM product lines have experienced pricing pressures from customers, resulting in a decrease in gross margin as compared to the prior year. The decline in gross margin was partially mitigated by lower selling and marketing costs related to OEM sales commissions. We continue to work on expanding our product offerings to include higher margin products and enhancing our sales efforts to grow revenue and increase gross profit.

Retail Distribution Segment

Net revenues increased in Fiscal 2022 due to an increase in sales volume on certain products with two retailers. As the cost of products increases and inflation continues to reduce consumer spending, profitability becomes more challenging in the retail segment. We plan to focus our sales and sales support teams on efforts to match our product offerings with consumer demand, strategically increase the volume of revenue from more profitable products and expand these product offerings through additional retailer websites.

The rising cost of freight, storage and other logistics services outpaced the increase in revenue, which, when coupled with additional expense associated with increases in other inventory related costs, led to a decrease in gross profit from Fiscal 2021 to Fiscal 2022. This was further exacerbated by higher sales and marketing expenses related to sales commissions, and advertising and promotional expenses necessary to support the growth in revenue, which increased the operating loss margin from 24.5% in Fiscal 2021 to 43.8% in Fiscal 2022.

Design Segment

The increase in net revenues was driven by new customers and an increase in projects from certain existing customers, which was partially offset by declines in revenues from certain prior year customers.

Operating income increased and operating income margin improved from 3.6% in Fiscal 2021 to 10.6% in Fiscal 2022. The increase in gross profit, driven by higher revenue and better utilization and billing rates, was further enhanced by a decrease in general and administrative expenses primarily due to a reduction in bad debt expense, partially offset by higher payroll costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our operations. The primary demand on our working capital has historically been (i) operating losses, (ii) repayment of debt obligations, and (iii) any increases in accounts receivable and inventories arising in the ordinary course of business. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. At September 30, 2022, our working capital was $4,362,000 compared to $5,587,000 at September 30, 2021, the decrease primarily due to higher payables and accrued expenses, partially offset by higher inventory levels. At November 30, 2022, we had approximately $3,200,000 cash on hand and $1,300,000 available under our line of credit with a bank which matures May 31, 2023.

Forward China, our largest vendor and an entity owned by our Chairman of the Board and Chief Executive Officer, holds a $1,600,000 promissory note (the “FC Note”) issued by us which matures on December 31, 2024 (see Note 13 to the consolidated financial statements). The balance of the FC Note was reduced to $1,400,000 after we made principal payments of $200,000 in Fiscal 2022. Although the FC Note has been extended on multiple occasions to assist us with our liquidity position, we plan on funding the repayment at maturity using existing cash balances and/or obtaining an additional credit facility as deemed necessary. Additionally, Forward China has extended payment terms on our outstanding payables due to them when necessary. We can provide no assurance that (i) Forward China will extend the FC Note again if we request an extension, (ii) Forward China will continue to extend payment terms on outstanding payables when we need them, or (iii) any additional credit facility will be available on terms acceptable to us or at all.

We anticipate that our liquidity and financial resources for the 12 months following the date of this report will be adequate to manage our operating and financial requirements. If we have the opportunity to make a strategic acquisition (as we have in the past with the acquisitions of IPS and Kablooe) or an investment in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity. If we seek to raise additional capital, there is no assurance that we will be able to raise funds on terms that are acceptable to us or at all. In the current environment of rising interest rates, any future borrowing is expected to result in higher interest expense.

Although we do not anticipate the need to purchase any additional material capital assets in order to carry out our business, it may be necessary for us to purchase equipment and other capital assets in the future, depending on need.

Cash Flows

During Fiscal 2022 and Fiscal 2021, our sources and uses of cash were as follows:

Operating Activities

During Fiscal 2022, cash provided by operating activities of $1,535,000 resulted from an increase in accounts payable and amounts due to Forward China of $1,856,000, a decrease in accounts receivable of $953,000, non-cash charges for depreciation, amortization, share-based compensation and bad debt expense of $775,000, an increase in accrued expenses of $624,000 and the net change in other operating assets and liabilities of $443,000, partially offset by the net loss of $1,378,000 and an increase in inventories of $1,738,000.

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

Investing Activities

In Fiscal 2022 and Fiscal 2021, cash used for investing activities of $170,000 and $67,000, respectively, resulted from purchases of property and equipment.

Financing Activities

In Fiscal 2022, cash used in financing activities of $200,000 consisted of principal payments on the promissory note held by Forward China.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting as of September 30, 2022 was effective based on that criteria.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of Fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2022. Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (https://forwardindustries.com) under “Investors”, "Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on the website address and location specified above.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2022.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2022.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2022.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended September 30, 2022.

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

Dated: December 16, 2022

FORWARD INDUSTRIES, INC.
By: /s/ Terence Wise Terence Wise Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 16, 2022	/s/ Terence Wise Terence Wise Principal Executive Officer and Director

December 16, 2022	/s/ Anthony Camarda Anthony Camarda Principal Financial Officer and Chief Accounting Officer

December 16, 2022	/s/ Sangita Shah Sangita Shah Director

December 16, 2022	/s/ James Ziglar James Ziglar Director
December 16, 2022	/s/ Sharon Hrynkow Sharon Hrynkow Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
2.1	Stock Purchase Agreement dated January 18, 2018 - Intelligent Product Solutions, Inc.+	8-K	1/18/18	2.1
2.2	Asset Purchase Agreement dated August 17, 2020 - Kablooe, Inc.+	8-K	8/17/20	2.1
3.1	Restated Certificate of Incorporation	10-K	12/8/10	3(i)
3.2	Certificate of Amendment of the Certificate of Incorporation, April 26, 2013	8-K	4/26/13	3.1
3.3	Certificate of Amendment of the Certificate of Incorporation, June 28, 2013	8-K	7/3/13	3.1
3.4	Third Amended and Restated Bylaws, as of May 28, 2014	10-K	12/10/14	3(ii)
4.1	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	12/27/19	4.1
4.2	Promissory Note dated January 18, 2018 – Forward Industries (Asia-Pacific) Corporation (as amended and restated)				Filed
10.1	2011 Long Term Incentive Plan, as amended	10-Q	2/14/19	4.3
10.2	2021 Equity Incentive Plan	8-K	12/23/20	4.1
10.3	Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-K	12/16/15	10.7
10.3(a)	Amendment No. 1 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	10-Q	8/14/17	10.2
10.3(b)	Amendment No. 2 to Buying Agency and Supply Agreement - Forward Industries (Asia-Pacific) Corporation	8-K	9/22/17	10.1
10.3(c)	Amendment No. 3 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-Q	5/15/19	10.1(c)
10.3(d)	Amendment No. 4 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-K	12/27/19	10.3(d)
10.3(e)	Amendment No. 5 to Buying Agency and Supply Agreement – Forward Industries (Asia-Pacific) Corporation	10-K	12/17/20	10.2(e)
10.4	Form of Employment Agreement dated January 18, 2018 – Paul Severino*+	8-K	1/18/18	10.1
10.4(a)	Form of Employment Agreement dated May 26, 2021 - Paul Severino*$	10-K	12/16/21	10.4(a)
10.5	Employment Agreement dated May 16, 2018 - Terence Wise*$	10-Q	5/18/18	10.5
10.6	Employment Agreement dated June 26, 2020 – Anthony Camarda*$	8-K	7/2/20	10.1
10.7	Paycheck Protection Program Term Note payable to TD Bank, N.A. dated April 18, 2020	8-K	4/22/20	10.1
10.8	Amended and Restated TD Bank Revolving Term Note dated September 28, 2018	8-K	10/2/18	10.1
10.9	TD Bank Modification Agreement dated September 28, 2018	8-K	10/2/18	10.2
10.10	Consultancy Agreement dated March 1, 2022 - Justwise Group Ltd.	10-Q	5/12/22	10.1
10.11	Consultancy Agreement dated September 1, 2022 - Justwise Group Ltd.				Filed
10.12	Employment Agreement dated January 18, 2018 - Robert Wild*				Filed
10.13	Employment Agreement dated August 17, 2020 - Tom KraMer*				Filed
21.1	List of Subsidiaries	10-K	12/17/20	21.1
23.1	Consent of Independent Registered Public Accounting Firm				Filed
31.1	CEO Certifications (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO and CFO Certifications (906)				Furnished
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 ______________________

* Management compensatory agreement or arrangement.

+    Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

$ As previously disclosed, this executive officer has received an increase to his annual Base Salary.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forward Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Industries, Inc. and Subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of Going Concern (Note 1 to the Consolidated Financial Statements)

Significant judgment is exercised by the Company in determining whether there is substantial doubt the Company will continue as a going concern. Specifically, the Company’s forecasted cash flows are sensitive to significant assumptions such as projected revenue and projected operating results, all of which are affected by the expected future market or economic conditions, including the residual effects of the global pandemic, and inflation.

Given these factors, the related audit effort in evaluating management’s judgments in determining the Company’s ability to continue as a going concern was challenging, subjective, and complex and required a high degree of auditor judgment.

How our Audit Addressed the Critical Audit Matter

Our principal audit procedures related to the Company’s assessment of going concern included the following:

•	Obtaining an understanding of and evaluating the Company’s process to develop forecasted cash flows, including significant assumptions used in developing forecasted cash flows as well as considering the appropriateness of the underlying data used by the Company in its analyses.
•	Evaluating the reasonableness of the Company’s forecasted revenue, operating results, and cash flows by comparing those forecasts to underlying business strategies, including customer relationships and the Company’s ability to obtain new customers, and to historical results. In addition, we performed sensitivity analyses related to the key inputs used in the Company’s forecasted cash flows, including evaluating whether the changes in the assumptions would result in a material change in forecasted cash flows.
•	Evaluating management’s ability to accurately forecast future cash flows by comparing the Company’s historical forecasted sales, operating results and cash flow forecasts to actual results.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2011.

Melville, New York

December 16, 2022

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2022	2021
Assets

Current assets:
Cash	$2,575,522	$1,410,365
Accounts receivable, net	7,542,666	8,760,715
Inventories, net	3,801,030	2,062,557
Prepaid expenses and other current assets	417,605	561,072
Total current assets	14,336,823	12,794,709

Property and equipment, net	241,146	167,997
Intangible assets, net	1,105,901	1,318,658
Goodwill	1,758,682	1,758,682
Operating lease right of use assets, net	3,427,726	3,743,242
Other assets	68,737	72,251
Total assets	$20,939,015	$19,855,539

Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$268,160	$391,992
Due to Forward China	7,713,880	5,733,708
Deferred income	438,878	187,695
Current portion of earnout consideration	25,000	25,000
Current portion of operating lease liability	377,940	340,151
Accrued expenses and other current liabilities	1,153,906	529,497
Total current liabilities	9,977,764	7,208,043

Other liabilities:
Note payable to Forward China	1,400,000	1,600,000
Operating lease liability, less current portion	3,249,824	3,559,053
Earnout consideration, less current portion	45,000	45,000
Total liabilities	14,672,588	12,412,096

Commitments and contingencies (Note 11)

Shareholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 10,061,185 shares issued and outstanding at September 30, 2022 and 2021	100,612	100,612
Additional paid-in capital	20,115,711	19,914,476
Accumulated deficit	(13,949,896)	(12,571,645)
Total shareholders' equity	6,266,427	7,443,443
Total liabilities and shareholders' equity	$20,939,015	$19,855,539

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended September 30,
	2022	2021

Revenues, net	$42,337,385	$39,021,996
Cost of sales	33,969,115	30,887,577
Gross profit	8,368,270	8,134,419

Sales and marketing expenses	2,854,664	2,503,518
General and administrative expenses	6,753,280	6,395,900
Loss from operations	(1,239,674)	(764,999)

Gain on forgiveness of note payable	–	(1,356,570)
Fair value adjustment of earnout consideration	–	(20,000)
Interest income	–	(88,760)
Interest expense	123,411	171,957
Other expense, net	12,612	4,569
(Loss)/income before income taxes	(1,375,697)	523,805

Provision for income taxes	2,554	–

Net (loss)/income	$(1,378,251)	$523,805

(Loss)/earnings per share:
Basic	$(0.14)	$0.05
Diluted	$(0.14)	$0.05

Weighted average common shares outstanding:
Basic	10,061,185	9,950,094
Diluted	10,061,185	10,443,018

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	For the Fiscal Year Ended September 30, 2022

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2021	10,061,185	$100,612	$19,914,476	$(12,571,645)	$7,443,443

Share-based compensation	–	–	201,235	–	201,235
Net loss	–	–	–	(1,378,251)	(1,378,251)

Balance at September 30, 2022	10,061,185	$100,612	$20,115,711	$(13,949,896)	$6,266,427

	For the Fiscal Year Ended September 30, 2021

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2020	9,883,851	$98,838	$19,579,684	$(13,095,450)	$6,583,072

Share-based compensation	–	–	68,855	–	68,855
Stock options exercised	177,334	1,774	265,937	–	267,711
Net income	–	–	–	523,805	523,805

Balance at September 30, 2021	10,061,185	$100,612	$19,914,476	$(12,571,645)	$7,443,443

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended September 30,
	2022	2021
Operating Activities:
Net (loss)/income	$(1,378,251)	$523,805
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Share-based compensation	201,235	68,855
Depreciation and amortization	309,239	327,290
Bad debt expense	264,912	506,469
Gain on forgiveness of note payable	–	(1,356,570)
Change in fair value of earn-out consideration	–	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	953,137	(1,664,868)
Inventories	(1,738,473)	(786,863)
Prepaid expenses and other current assets	143,467	(141,600)
Other assets	3,514	44,446
Accounts payable and due to Forward China	1,856,340	2,306,277
Deferred income	251,183	(297,383)
Net changes in operating lease liabilities	44,076	49,258
Accrued expenses and other current liabilities	624,409	(87,427)
Net cash provided by/(used in) operating activities	1,534,788	(528,311)

Investing Activities:
Purchases of property and equipment	(169,631)	(67,207)
Net cash used in investing activities	(169,631)	(67,207)

Financing Activities:
Proceeds from line of credit borrowings	–	150,000
Repayment of line of credit borrowings	–	(1,150,000)
Repayment of notes payable	–	(156,798)
Repayment of note payable to Forward China	(200,000)	–
Proceeds from stock options exercised	–	267,711
Repayments of finance leases	–	(29,657)
Net cash used in financing activities	(200,000)	(918,744)

Net increase/(decrease) in cash	1,165,157	(1,514,262)
Cash at beginning of year	1,410,365	2,924,627
Cash at end of year	$2,575,522	$1,410,365

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$123,411	$154,510
Cash paid for taxes	$10,856	$8,389

Supplemental Disclosures of Non-Cash Information:
Operating lease assets obtained in exchange for operating lease liabilities	$204,881	$565,590

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        OVERVIEW

Business

Forward Industries, Inc. (“Forward”, “we”, “our”, or the “Company”), is a global design, manufacturing, sourcing and distribution group serving top tier medical and technology customers worldwide. As a result of the continued expansion of our design development capabilities through our wholly-owned subsidiaries, IPS and Kablooe, the Company is able to introduce proprietary products to the market from concepts brought to it from a number of different sources, both inside and outside the Company.

The Company’s design division provides hardware and software product design and engineering services to customers predominantly located in the U.S. The Company’s OEM distribution division sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits as well as a variety of other portable electronic and non-electronic devices to original equipment manufacturers (“OEM”s), or their contract manufacturers worldwide, that either package our products as accessories “in box” together with their branded product offerings or sell them through their retail distribution channels. The Company’s retail distribution division sources and sells smart-enabled furniture, hot tubs and various other products through various online retailer websites to customers predominantly located in the U.S.

The Company does not manufacture any of its OEM or retail products and sources substantially all of these products from independent suppliers in China, through Forward Industries Asia-Pacific Corporation, a British Virgin Islands corporation (“Forward China”). See Note 13.

Liquidity

In Fiscal 2022, the Company generated a net loss of $1,378,000 and $1,535,000 of cash flows from operating activities. Based on our forecasted cash flows, we believe our existing cash balance and working capital will be sufficient to meet our liquidity needs through at least December 31, 2023.

Impact of COVID-19

The effects of the COVID-19 pandemic continue to impact the retail and OEM distribution segments of our business. The increase in global consumer demand, coupled with the global shipping container shortage, dramatically increased demand for both ocean freight and ground transportation. These factors led to a significant increase in freight costs, particularly from the Asia-Pacific region and most notably in Fiscal 2022. Labor shortages at U.S. ports and in ground transportation services caused container ships to spend a significant amount of time waiting for goods to be unloaded and to arrive at our warehouses. These factors caused an increase in the demand for and cost of ground transportation and delayed consumer availability for many of our products in Fiscal 2022. The timing and extent of these COVID-19 related transportation disruptions are still largely unknown but are expected to continue into Fiscal 2023.

The effects of the pandemic had a lesser impact on the design segment of our business. Rising inflation caused an increase in the cost of acquiring and retaining our employees, particularly in the second half of Fiscal 2022. The timing and extent of future inflation is difficult to predict, but we expect these rising costs to continue into Fiscal 2023.

The effects of COVID-19 may further impact our business in ways we cannot predict, and such impacts could be significant. The current economic conditions may continue to negatively impact our results of operations, cash flows and financial position in future periods as well as that of our customers, including their ability to pay for our products and services and to choose to allocate their budgets to new or existing projects which may or may not require our products and services. The long-term financial impact on our business cannot be reasonably estimated at this time. As a result, the effects of COVID-19 may not be fully reflected in our financial results until future periods.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Reporting

The Company has three reportable segments: OEM distribution, retail distribution and design. The OEM distribution segment sources and sells carrying cases and other accessories for medical monitoring and diagnostic kits and a variety of other portable electronic and non-electronic devices (such as sporting and recreational products, bar code scanners, GPS location devices, tablets and firearms) on a made-to-order basis that are customized to fit the products sold by our OEM customers worldwide. The retail distribution segment sources and sells smart-enabled furniture, hot tubs and a variety of other products through various online retailer websites to customers predominantly located in the U.S. The design segment consists of two operating segments (IPS and Kablooe, which have been aggregated into one reportable segment) that provide a full spectrum of hardware and software product design and engineering services to customers predominantly located in the U.S. See Note 15 for more information on segments.

Goodwill

The Company reviews goodwill for impairment at least annually, or more often if triggering events occur. The Company has two reporting units with goodwill (the IPS and Kablooe operating segments) and we perform our annual goodwill impairment test on September 30, the end of the fiscal year, or upon the occurrence of a triggering event. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform a quantitative impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will perform the quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying amount, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit. Management evaluated and concluded there were no indications of impairment of goodwill in Fiscal 2022 or 2021.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets include trademarks and customer relationships, which were acquired as part of the acquisitions of IPS in Fiscal 2018 and Kablooe in Fiscal 2020 and are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets. Management evaluated and concluded that there were no indications of impairments of intangible assets at September 30, 2022 or 2021.

Cash

The Company maintains cash deposits in banks with financial institutions in the United States (that at times may exceed federally insured limits of $250,000 per financial institution) and Switzerland. At September 30, 2022 and 2021, there were deposits totaling $2,037,000 (which includes $467,000 in a foreign bank) and $805,000 (which includes $436,000 in a foreign bank), respectively, held in excess of federally insured limits. Historically, we have not experienced any losses due to such cash concentrations.

Accounts Receivable

Accounts receivable consist of unsecured trade accounts with customers in amounts that have been invoiced ($7,861,000 and $8,864,000 at September 30, 2022 and 2021, respectively) and contract assets as described further below under the heading “Revenue Recognition.” The Company maintains an allowance for doubtful accounts, which is recorded as a reduction to accounts receivable on the consolidated balance sheets. Collectability of accounts receivable is estimated by evaluating the number of days accounts are outstanding, customer payment history, recent payment trends and perceived creditworthiness, adjusted as necessary based on specific customer situations. At September 30, 2022 and 2021, the Company had allowances for doubtful accounts of $0 and $90,000, respectively, for the OEM distribution segment, $20,000 and $0, respectively, for the retail segment and $852,000 and $706,000, respectively, for the design segment.

The Company has agreements with various retailers which contain different terms for trade discounts, promotional and other sales allowances. At September 30, 2022, 2021 and 2020, the Company recorded accounts receivable allowances of $55,000, $0 and $0, respectively, for the retail distribution segment.

In Fiscal 2019, the Company recorded bad debt expense of $1,626,000 to fully reserve accounts receivable deemed uncollectible from a customer. In Fiscal 2020, the Company converted the amount outstanding from this customer into a non-negotiable secured promissory note with interest that accrues at a rate of 8% per annum and reclassified the related allowance for doubtful accounts to an allowance on the note receivable. The Company received $101,000 from this customer in Fiscal 2021, of which $89,000 was applied to past due interest and penalties and recorded as interest income, and $12,000 was applied to principal and recorded as a recovery of bad debt expense as a reduction of general and administrative expense. No payments were received from this customer in Fiscal 2022.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist primarily of finished goods and are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Based on management’s estimates, an allowance is made to reduce excess, obsolete, or otherwise unsellable inventories to net realizable value. The allowance is established through charges to cost of sales in the Company’s consolidated statements of operations. In determining the adequacy of the allowance, management’s estimates are based upon several factors, including analyses of inventory levels, historical loss trends, sales history and projections of future sales demand. The Company’s estimates of the allowance may change from time to time based on management’s assessments, and such changes could be material. At September 30, 2022 and 2021, the allowance for slow-moving inventory, which relates entirely to our retail segment, was $535,000 and $50,000, respectively.

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

Leases

Lease assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease assets are shown as right of use assets and financing lease assets are a component of property and equipment on the consolidated balance sheets. The current and long-term portions of operating and financing lease liabilities are shown separately as such on the consolidated balance sheets.

Income Taxes

The Company recognizes future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. At September 30, 2022, there was no change to our assessment that a full valuation allowance was required against all net deferred tax assets as it is not probable that such deferred tax assets will be realized. Accordingly, any deferred tax provision or benefit was offset by an equal and opposite change to the valuation allowance. Our income tax provision or benefit is generally not significant due to the existence of significant net operating loss carryforwards.

Revenue Recognition

OEM Distribution Segment

The OEM distribution segment recognizes revenue when: (i) finished goods are shipped to its customers (in general, these conditions occur at either point of shipment or point of destination, depending on the terms of sale and transfer of control); (ii) there are no other deliverables or performance obligations; and (iii) there are no further obligations to the customer after the title of the goods has transferred. If the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying consolidated balance sheets. The OEM distribution segment had no contract liabilities at September 30, 2022, 2021 or 2020.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retail Distribution Segment

The retail distribution segment sells products primarily through online websites operated by authorized third-party retailers. Revenue is recognized when control (as defined in ASC 606, “Revenue from Contracts with Customers”) of the related goods is transferred to the retailer, which generally occurs upon shipment to the end customer. Other than product delivery, the retail distribution segment does not typically have other deliverables or performance obligations associated with its products. Revenue is measured as the amount of consideration expected to be received in exchange for the products provided, net of allowances taken by retailers for product returns and any taxes collected from customers that will be remitted to governmental authorities. When the Company receives consideration before achieving the criteria previously mentioned, it records a contract liability, which is classified as a component of deferred income in the accompanying consolidated balance sheets. The retail distribution segment had contract liabilities of $0, $0 and $75,000 at September 30, 2022, 2021 and 2020, respectively.

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

Recognized revenues that will not be billed until a later date, or contract assets, are recorded as an asset and classified as a component of accounts receivable in the accompanying consolidated balance sheets. The design segment had contract assets of $609,000, $693,000, $649,000 at September 30, 2022, 2021 and 2020, respectively. Contracts where collections to date have exceeded recognized revenues, or contract liabilities, are recorded as a liability and classified as a component of deferred income in the accompanying consolidated balance sheets. The design segment had contract liabilities at of $439,000, $188,000, $410,000 at September 30, 2022, 2021 and 2020, respectively.

Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers in net revenues and the related transportation costs in cost of sales.

Foreign Currency Transactions

The Company’s functional currency is the U.S. dollar. Foreign currency transactions may generate receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. Fluctuations in exchange rates between such foreign currency and the functional currency increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction. These increases or decreases in expected functional currency cash flows are foreign currency transaction gains or losses that are included in other income or expense in the accompanying consolidated statements of operations. The approximate net losses from foreign currency transactions were $13,000 and $5,000 for Fiscal 2022 and 2021, respectively. Such foreign currency transaction losses were primarily the result of euro denominated revenues from certain customers.

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

Share-Based Compensation Expense

The Company estimates the fair value of employee and non-employee director share-based compensation on the date of grant using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. The fair value of employee and non-employee director share-based compensation is recognized in the consolidated statements of operations over the related service or vesting period of each grant. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards (see Note 8).

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

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions to the general principles in Topic 740 and provides consistent application of U.S. GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance in the first quarter of fiscal 2022 with no material impact to its consolidated financial statements.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3         INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets consist of the following:

	September 30, 2022			September 30, 2021
	Trademarks	Customer Relationships	Total Intangible Assets	Trademarks	Customer Relationships	Total Intangible Assets

Gross carrying amount	$585,000	$1,390,000	$1,975,000	$585,000	$1,390,000	$1,975,000
Less accumulated amortization	(164,000)	(705,000)	(869,000)	(125,000)	(531,000)	(656,000)
Net carrying amount	$421,000	$685,000	$1,106,000	$460,000	$859,000	$1,319,000

The Company’s intangible assets were acquired as a result of the acquisitions of Kablooe and IPS in Fiscal 2020 and Fiscal 2018, respectively, and relate to the design segment of our business. Intangible assets are amortized over their expected useful lives of 15 years for the trademarks and 8 years for the customer relationships. During Fiscal 2022 and Fiscal 2021, the Company recorded amortization expense related to intangible assets of $213,000, which is included in general and administrative expenses in the Company’s consolidated statements of operations.

At September 30, 2022, estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter is as follows:

Fiscal 2023	$213,000
Fiscal 2024	213,000
Fiscal 2025	213,000
Fiscal 2026	121,000
Fiscal 2027	81,000
Thereafter	265,000
Total	$1,106,000

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4         PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization are summarized in the table below:

	September 30,
	2022	2021
Computer hardware and software	$473,000	$483,000
Furniture and fixtures	67,000	159,000
Equipment	74,000	52,000
Property and equipment, cost	614,000	694,000
Less accumulated depreciation and amortization	(373,000)	(526,000)
Property and equipment, net	$241,000	$168,000

Depreciation expense was $96,000 and $115,000 for Fiscal 2022 and Fiscal 2021, respectively.

NOTE 5         FAIR VALUE MEASUREMENTS

The earnout consideration of $70,000 at September 30, 2022 and 2021 represents the fair value of the contingent earnout consideration related to the acquisition of Kablooe, which provides annual contingent earnout payments based on results of operations through August 2025. The current and non-current portions of this liability are shown in the corresponding categories on the consolidated balance sheets in each period presented. The fair value of the earnout liability is measured on a recurring basis at each reporting date using a Black-Scholes valuation model with the following inputs and assumptions, which are categorized within level three of the fair value hierarchy:

	September 30,
	2022	2021
Volatility	40%	40%
Risk-free interest rate	4.1%	0.3%
Expected term in years	0.4 - 2.4	0.5 - 3.4
Dividend yield	-	-

In Fiscal 2022, there were no changes to the total fair value of this earnout liability. In Fiscal 2021, the Company reduced this liability from $90,000 to $70,000 based on changes in the expected likelihood of Kablooe reaching the specified earnings targets.

NOTE 6        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2022 and 2021 are as follows:

	September 30,
	2022	2021
Accrued commissions/bonuses	$722,000	$127,000
Paid time off	228,000	241,000
Other	201,000	161,000
Total	$1,151,000	$529,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7        SHAREHOLDERS’ EQUITY

“Blank Check” Preferred Stock

The Company is authorized to issue up to 4,000,000 shares of “blank check” preferred stock. The Board has the authority and discretion, without shareholder approval, to issue preferred stock in one or more series for any consideration it deems appropriate, and to fix the relative rights and preferences thereof including their redemption, dividend and conversion rights. Of these shares, 100,000 shares have been authorized as the Series A Participating Preferred Stock. There were no shares of preferred stock issued or outstanding at September 30, 2022 or 2021.

Warrants

At September 30, 2022, the Company had 151,000 warrants outstanding and exercisable. The warrants have exercise prices ranging from $1.75 to $1.84 per share and have a weighted average exercise price of $1.80 per share. At September 30, 2022, 76,000 of these warrants have a remaining life of 0.9 years and 75,000 warrants have an expiration date 90 days after a registration statement registering common stock (other than pursuant to an employee benefit plan) is declared effective by the Securities and Exchange Commission.

Other Activity

In Fiscal 2021, the Company issued 177,000 shares of its common stock pursuant to the exercise of stock options (see Note 8).

NOTE 8         SHARE-BASED COMPENSATION

2021 Equity Incentive Plan

In February 2021, shareholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which is administered by the Compensation Committee of the Board of Directors and authorizes 1,291,000 shares of common stock for grants of various types of equity awards to officers, directors, employees and consultants. Upon approval of the 2021 Plan, no additional awards were granted under the 2011 Long Term Incentive Plan (the “2011 Plan”), which expired according to its terms in March 2021. Shares authorized under the 2021 Plan include 1,000,000 new shares and 291,000 shares that remained available under the 2011 Plan. Awards which are forfeited or expire are eligible for regrant under the 2021 Plan. The exercise prices of stock options granted may not be less than the fair market value of the common stock as quoted on the Nasdaq stock market on the grant date and the expiration date of option awards may not exceed 10 years. At September 30, 2022, there were 1,014,000 shares of common stock available for grants under the 2021 Plan.

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

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions in the following table. The expected term represents the period over which the stock option awards are expected to be outstanding. The Company utilizes the simplified method to develop an estimate of the expected term of “plain vanilla” option grants. The expected volatility used is based on the historical price of the Company’s stock over the most recent period commensurate with the expected term of the award. The risk-free interest rate used is based on the implied yield of U.S. Treasury zero-coupon issues with a remaining term equivalent to the award’s expected term. The Company historically has not paid any dividends on its common stock and had no intention to do so on the date the share-based awards were granted. The Company accounts for forfeitures in the period they occur.

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	Fiscal 2022	Fiscal 2021
Expected term (years)	2.5 - 5.0	–
Expected volatility	68.8% - 78.6%	–
Risk free interest rate	0.4% - 3.1%	–
Expected dividends	–	–

The Company made no grants of stock options or other equity awards in Fiscal 2021. In Fiscal 2022, the Company made the following option grants:

•	Options to current and former non-employee directors to purchase an aggregate of 297,000 shares of its common stock. The options were granted throughout Fiscal 2022, expire five to ten years from the date of grant, 145,000 vested immediately, 129,000 vest one year from the date of grant and 23,000 were forfeited prior to vesting. These options had an aggregate grant date fair value of $245,000, which is being recognized ratably over the vesting period.
•	Options to an employee to purchase 27,000 shares of its common stock. These options were granted in January and July of 2022, vest ratably over two years, expire five years from the date of grant and had an aggregate grant date fair value of $20,000, which is being recognized ratably over the vesting period.

The options granted during Fiscal 2022 had a weighted average grant date fair value of $0.82 per share. The Company recognized compensation expense for stock option awards of $201,000 and $69,000 during Fiscal 2022 and Fiscal 2021, respectively, which was recorded as a component of general and administrative expenses in its consolidated statements of operations.

No options were exercised during Fiscal 2022. During Fiscal 2021, the Company issued 177,000 shares of its common stock pursuant to the exercise of stock options for aggregate cash proceeds of $268,000, which had an aggregate intrinsic value of $306,000.

At September 30, 2022, there was $48,000 of unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted average period of 0.6 years.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity during Fiscal 2022:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Life (Yrs.)	Value
Outstanding at September 30, 2021	928,000	$1.43
Granted	324,000	$1.73
Exercised	–	$–
Forfeited	(23,000)	$1.90
Expired	(144,000)	$1.60
Outstanding at September 30, 2022	1,085,000	$1.48	2.6	$26,920

Exercisable at September 30, 2022	938,000	$1.45	2.3	$26,920

Options outstanding at September 30, 2022 have an exercise price between $1.13 and $2.39 per share.

NOTE 9      INCOME TAXES

The following table summarizes the Company’s consolidated provision for U.S. federal, state and foreign taxes on income:

	Fiscal 2022	Fiscal 2021
Current:
Federal	$–	$–
State	3,000	–
Foreign	–	–

Deferred:
Federal	(224,000)	(506,000)
State	6,000	(47,000)
Foreign	(22,000)	(146,000)
Deferred Income Tax Expense (Benefit)	(237,000)	(699,000)
Change in valuation allowance	240,000	699,000
Income tax provision	$3,000	$–

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax provision/(benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the fiscal year. The Company’s deferred tax assets and liabilities are comprised of the following:

	September 30,
	2022	2021
Deferred tax assets
Net operating losses	$2,006,000	$2,093,000
Share-based compensation	220,000	175,000
Excess tax over book basis in inventory	101,000	43,000
Reserves and other allowances	649,000	569,000
Accrued compensation	70,000	15,000
Interest expense limitation	48,000	40,000
Other items	18,000	16,000
Total deferred tax assets	3,112,000	2,951,000

Deferred tax liabilities
Depreciation	(12,000)	(18,000)
Prepaid expenses	(96,000)	(131,000)
Intangible assets	(178,000)	(216,000)
Total deferred tax liabilities	(286,000)	(365,000)
Valuation allowance	(2,826,000)	(2,586,000)
Net deferred tax assets	$–	$–

The Company recorded a provision for income taxes which includes net expense of $3,000 and $0 in Fiscal 2022 and 2021, respectively. The Fiscal 2022 expense of $3,000 is for state income tax expenses in states where net operating loss carryforwards (“NOLs”) were not available.

At September 30, 2022, the Company had available net NOLs for U.S. federal income tax purposes of $6,940,000 and NOLs for state income tax purposes of $978,000. NOLs generated prior to 2018 expire beginning in 2031 while NOLs generated after 2018 have an indefinite carryforward period. The NOLs result in a deferred tax asset of $1,680,000 with respect to U.S. federal income taxes and $40,000 with respect to state income taxes. In addition, at September 30, 2022, the Company had available NOLs for foreign income tax purposes of $1,569,000, resulting in a deferred tax asset of $283,000, expiring through 2028. Total net deferred tax assets, before valuation allowance, were $2,826,000 and $2,586,000 at September 30, 2022 and 2021, respectively. Undistributed earnings of the Company's foreign subsidiaries are considered permanently reinvested; therefore, in accordance with U.S. GAAP, no provision for U.S. federal or state income taxes would result. In Fiscal 2022, Forward Switzerland had a net loss for tax purposes of $45,000 and Forward UK had net income for tax purposes of $150,000.

At September 30, 2022, as part of its periodic evaluation of the necessity to maintain a valuation allowance against its deferred tax assets, and after consideration of all factors, including, among others, projections of future taxable income, current year NOL utilization and the extent of the Company's cumulative losses in recent years, the Company determined that, on a more likely than not basis, it would not be able to use remaining deferred tax assets, except with respect to the U.S. federal income taxes in the event the Company elects to effect repatriation of certain foreign source income of Forward Switzerland, which income is currently considered to be permanently reinvested and for which no U.S. tax liability has been accrued. Accordingly, the Company has determined to maintain a full valuation allowance against its net deferred tax assets. At September 30, 2022 and 2021, the valuation allowance was $2,826,000 and $2,586,000, respectively. In the future, the utilization of the Company's NOLs may be subject to certain change of control limitations. If the Company determines that it will be able to use some or all of its deferred tax assets in a future reporting period, the adjustment to reduce or eliminate the valuation allowance would reduce its income tax expense and increase after-tax income.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant elements contributing to the difference between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Fiscal 2022		Fiscal 2021
U.S. federal statutory rate	21.0%		21.0%
State tax rate, net of federal benefit	3.0%		(8.3%	)
Foreign rate differential	2.9%		(2.6%	)
Tax return to provision adjustments	(1.9%	)	(78.8%	)
Effect of state tax rate change	(3.8%	)	(7.8%	)
Change in valuation allowance	(20.3%	)	129.9%
Permanent differences	(1.1%	)	(53.4%	)

Effective tax rate	(0.2%	)	0.0%

In December 2020, the Company received approval of its application for forgiveness of its note payable related to the Paycheck Protection Program (the “PPP loan”) in the aggregate principal amount of $1,357,000, which was not recognized as taxable income pursuant to the CARES Act. Pursuant to the Consolidated Appropriations Act, 2021, which was enacted by Congress and signed into law by the President on December 27, 2020, all expenses utilizing funds from PPP loans will be deductible against taxable income.

At September 30, 2022 and 2021, the Company had not accrued any interest or penalties related to uncertain tax positions. It is the Company's policy to recognize interest and/or penalties, if any, related to income tax matters in income tax expense in the consolidated statements of operations. For the periods presented in the accompanying consolidated statements of operations, no material income tax related interest or penalties were assessed or recorded. All fiscal years prior to the fiscal year ended September 30, 2019 are closed to federal and state examination.

NOTE 10        EARNINGS PER SHARE

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

	For the Fiscal Years Ended
	September 30,
	2022	2021
Numerator:
Net (loss)/income	$(1,378,000)	$524,000

Denominator:
Weighted average common shares outstanding	10,061,000	9,950,000
Dilutive common share equivalents	–	493,000
Weighted average dilutive shares outstanding	10,061,000	10,443,000

(Loss)/earnings per share:
Basic	$(0.14)	$0.05
Diluted	$(0.14)	$0.05

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no anti-dilutive securities excluded from the calculation of diluted earnings per share in Fiscal 2021. The following securities were excluded from the calculation of diluted earnings per share in Fiscal 2022 because their inclusion would have been anti-dilutive:

Fiscal 2022
Options	1,085,000
Warrants	151,000
Total potentially dilutive shares	1,236,000

NOTE 11        COMMITMENTS AND CONTINGENCIES

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

In February 2010, Forward Switzerland entered into a guarantee agreement with a Swiss bank relating to the repayment of any amount up to €75,000 (equal to approximately $77,000 at September 30, 2022) paid by such bank to the logistics provider in order to satisfy such undertaking pursuant to the bank letter of guarantee. Forward Switzerland would be required to perform under the guarantee agreement only in the event that (i) a value added tax liability is imposed on the Company's revenues in The Netherlands; (ii) the logistics provider asserts that it has been called upon in its capacity as surety by the Dutch Receiver of Taxes to pay such taxes; (iii) Forward Switzerland or the Company on its behalf fails or refuses to remit the amount of value added tax due to the logistics provider upon its demand; and (iv) the logistics provider makes a drawing under the bank letter of guarantee. Under the Representation Agreement, Forward Switzerland agreed that the letter of guarantee would remain available for drawing for three years following the date that its relationship terminates with the logistics provider to satisfy any value added tax liability arising prior to expiration of the Representation Agreement but asserted by The Netherlands after expiration.

The initial term of the bank letter of guarantee expired February 28, 2011, but it renews automatically for one-year periods on February 28 of each subsequent year unless Forward Switzerland provides the Swiss bank with written notice of termination at least 60 days prior to the renewal date. It is the intent of Forward Switzerland and the logistics provider that the bank letter of guarantee amount be adjusted annually. In consideration of the issuance of the letter of guarantee, Forward Switzerland has granted the Swiss bank a security interest in all of its assets on deposit with, held by, or credited to Forward Switzerland’s accounts with, the Swiss bank (approximately $467,000 at September 30, 2022). At September 30, 2022, the Company had not incurred a liability in connection with this guarantee.

Legal Proceedings

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At September 30, 2022, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to its interests, the Company believes would be material to its business.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12      LEASES

The Company’s operating leases are primarily for corporate, engineering and administrative office space. Total operating lease expense in Fiscal 2022 was $631,000, of which $57,000 was recorded in sales and marketing expenses and $574,000 was recorded in general and administrative expenses on the consolidated statements of operations.  Total operating lease expense in Fiscal 2021 was $611,000, of which $55,000 was recorded in sales and marketing expenses and $556,000 was recorded in general and administrative expenses on the consolidated statements of operations. Cash paid for amounts included in operating lease liabilities in Fiscal 2022 and Fiscal 2021, which have been included in cash flows from operating activities, was $601,000 and $489,000, respectively.

At September 30, 2022, the Company’s operating leases had a weighted average remaining lease term of 8.4 years and a weighted average discount rate of 5.7%.

Future minimum payments under non-cancellable operating leases are as follows:

Fiscal 2023	$575,000
Fiscal 2024	592,000
Fiscal 2025	556,000
Fiscal 2026	510,000
Fiscal 2027	419,000
Thereafter	1,979,000
Total future minimum lease payments	4,631,000
Less imputed interest	(1,003,000)
Total	$3,628,000

NOTE 13       RELATED PARTY TRANSACTIONS

Buying Agency and Supply Agreement

The Company has a Buying Agency and Supply Agreement (the “Supply Agreement”) with Forward China. The Supply Agreement provides that, upon the terms and subject to the conditions set forth therein, Forward China will act as the Company’s exclusive buying agent and supplier of Products (as defined in the Supply Agreement) in the Asia-Pacific region. The Company purchases products at Forward China’s cost and pays to Forward China a monthly service fee equal to the sum of (i) $100,000, and (ii) 4% of “Adjusted Gross Profit”, which is defined as the selling price less the cost from Forward China. The Supply Agreement expires October 22, 2023. Terence Wise, Chief Executive Officer and Chairman of the Company, is the owner of Forward China. In addition, Jenny P. Yu, a Managing Director of Forward China, beneficially owns more than 5% of the Company’s common stock. The Company recorded service fees to Forward China of $1,398,000 and $1,404,000 during Fiscal 2022 and Fiscal 2021, respectively, which are included as a component of cost of sales upon sales of the related products.

The Company has a separate agreement with Forward China to address the potential impact of customers sourcing directly from Forward China. In the event a customer bypasses the services of the Company and does business directly with Forward China, Forward China will pay a commission of 50% of the net revenue, less direct costs, generated from the products or services sold. The Company recognized revenue of $12,000 of commissions related to this agreement in Fiscal 2021. No commissions were recognized in Fiscal 2022.

The Company made prepayments to Forward China for inventory purchases of $20,000 and $317,000 at September 30, 2022 and 2021, respectively, which are included in prepaid expenses and other current assets on the consolidated balance sheets.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note

On January 18, 2018, the Company issued a $1,600,000 unsecured promissory note payable to Forward China to fund the acquisition of IPS. The promissory note bears interest at a rate of 8% per annum and had an original maturity date of January 18, 2019. Monthly interest payments commenced on February 18, 2018, with the principal due at maturity. The Company incurred and paid interest associated with this note of $122,000 and $128,000 in Fiscal 2022 and Fiscal 2021, respectively. The maturity date of this note was extended to December 31, 2024. The maturity date of the note has been extended on several occasions to assist the Company with liquidity. The Company made principal payments of $200,000 on this note during Fiscal 2022.

Other Related Party Activity

In October 2020, the Company began selling smart-enabled furniture, which is sourced by Forward China and sold in the U.S. under the Koble brand name. The Koble brand is owned by The Justwise Group Ltd. (“Justwise”) a company owned by Terence Wise, Chief Executive Officer and Chairman of the Company. The Company recognized revenues from the sale of Koble products of $1,741,000 and $1,493,000 in Fiscal 2022 and Fiscal 2021, respectively.

The Company entered into an agreement with Justwise effective March 1, 2022, under which (i) Justwise will perform design and marketing services related to the Koble products sold by the Company and (ii) the Company was granted a license to sell Koble products. In exchange for such services, the Company will pay Justwise $10,000 per month plus 1% of the cost of Koble products purchased from Forward China. This agreement is effective until August 31, 2023, may be extended thereafter for a mutually agreed upon term and can be terminated thereafter by either party giving three months’ notice. The Company incurred costs of $90,000 under this agreement for Fiscal 2022, of which $84,000 was included in selling and marketing expenses and $6,000 is included as a component of cost of sales upon sales of the related products. The Company had accounts payable to Justwise of $15,000 and $1,000 at September 30, 2022 and 2021, respectively.

The Company recorded revenue from a customer whose principal owner is an immediate family member of Jenny P. Yu, a shareholder of the Company and managing director of Forward China. The Company recognized revenues from this customer of $780,000 and $418,000 in Fiscal 2022 and Fiscal 2021, respectively. The Company had no accounts receivable from this customer at September 30, 2022 or 2021.

A member of the Company’s Audit, Governance and Compensation Committees of its Board of Directors is also a member of the Board of Directors of a company to whom the Company’s OEM distribution segment sold products during Fiscal 2021. The Company recognized revenue of $13,000 and $63,000 from the sale of such products during Fiscal 2022 and 2021, respectively.

NOTE 14        401(k) PLAN

The Company maintains a 401(k) benefit plan allowing eligible employees to make pre-tax and/or after-tax contributions of a portion of their salary in amounts subject to IRS limitations. The Company made immediately vested contributions of $379,000 during Fiscal 2022, of which $313,000 was recorded to cost of sales, $16,000 was recorded to sales and marketing expense and $50,000 was recorded to general and administrative expense on the consolidated statement of operations. The Company made immediately vested matching contributions of $331,000 in Fiscal 2021, of which $260,000 was recorded to cost of sales and $71,000 was recorded to general and administrative expenses on the consolidated statement of operations.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15        SEGMENTS AND CONCENTRATIONS

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

Information by segment and related reconciliations are shown in tables below:

	Revenues
	Fiscal 2022	Fiscal 2021
OEM distribution	$18,036,000	$19,290,000
Retail distribution	4,130,000	3,183,000
Design	20,171,000	16,549,000
Total segment revenues	$42,337,000	$39,022,000

	Operating Income/(Loss)
	Fiscal 2022	Fiscal 2021
OEM distribution	$905,000	$1,479,000
Retail distribution	(1,809,000)	(779,000)
Design	2,148,000	603,000
Total segment operating income	1,244,000	1,303,000
General corporate expenses	(2,484,000)	(2,068,000)
Total loss from operations	(1,240,000)	(765,000)
Other expense/(income), net	136,000	(1,289,000)
(Loss)/income before income taxes	$(1,376,000)	$524,000

	Depreciation and Amortization
	Fiscal 2022	Fiscal 2021
OEM distribution	$8,000	$7,000
Retail distribution	–	1,000
Design	301,000	319,000
Total	$309,000	$327,000

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Segment Assets
	September 30,
	2022	2021
OEM distribution	$4,276,000	$5,898,000
Retail distribution	3,816,000	2,178,000
Design	6,116,000	5,824,000
Total segment assets	14,208,000	13,900,000
General corporate assets	6,731,000	5,956,000
Total assets	$20,939,000	$19,856,000

Geographic Concentrations

The Company’s long-lived assets consist of property and equipment and operating lease right of use assets, all of which are located in the United States. The following table sets forth our consolidated net revenues by country for Fiscal 2022 and Fiscal 2021:

	Revenues
	Fiscal 2022	Fiscal 2021
United States	$29,490,000	$25,670,000
China	5,325,000	5,640,000
Germany	2,976,000	2,787,000
Poland	2,643,000	3,111,000
Other foreign countries	1,903,000	1,814,000
Total	$42,337,000	$39,022,000

Customer Concentrations

In Fiscal 2022 and Fiscal 2021, the Company had certain customers in the OEM distribution segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from two of these customers or their affiliates or contract manufacturers represented 23.0% of the Company’s consolidated net revenues in Fiscal 2022 and revenues from three of these customers or their affiliates or contract manufacturers represented 36.8% of the Company’s consolidated net revenues in Fiscal 2021.

In Fiscal 2022, the Company had one customer in the design segment whose individual percentage of the Company’s consolidated revenues was 10% or greater. Revenues from this customer represented 10.6% of the Company’s consolidated net revenues in Fiscal 2022. There were no customers in the design segment whose individual percentage of the Company’s consolidated net revenues was 10% or greater in Fiscal 2021.

At September 30, 2022 and 2021, the Company had customers in the OEM distribution segment whose accounts receivable balances accounted for 10% or more of the Company’s consolidated accounts receivable. Accounts receivable from two customers or their affiliates or contract manufacturers represented 28.1% of the Company’s consolidated accounts receivable at September 30, 2022 and accounts receivable from three customers or their affiliates or contract manufacturers represented 44.0% of the Company’s consolidated accounts receivable at September 30, 2021.

FORWARD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplier Concentration

The Company’s OEM and retail distribution segments procure substantially all their products through independent suppliers in China through Forward China. Depending on the product, Forward China may require several different suppliers to furnish component parts or pieces.

NOTE 16         LINE OF CREDIT

The Company, specifically IPS, has a $1,300,000 revolving line of credit with a bank which was renewed in February 2022. The line of credit has a maturity date of May 31, 2023, is guaranteed by the Company and is secured by all of IPS’ assets. The interest rate on the line of credit is 0.75% above The Wall Street Journal prime rate. The effective interest rate was 7.0% and 4.0% at September 30, 2022 and 2021, respectively. In March 2021, the Company paid down the outstanding balance on the line of credit and $1,300,000 was available at September 30, 2022 and 2021. The Company is subject to certain debt-service ratio requirements which are measured annually. The Company was in compliance with such covenants at September 30, 2022.

NOTE 17         DEBT

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

